Form 10-K
period 1996-02-29
FIRST BUSEY CORP /NV/
filed 1996-03-18
CIK 314489

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   FORM 1O-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-15950

                            FIRST BUSEY CORPORATION
           (Exact name of registrant as specified in its Charter)

             Nevada                                        37-1078406
(State or other jurisdiction of                          I.R.S. Employer
 incorporation or organization)                         Identification No.)


         201 W. Main Street
          Urbana, Illinois                                     61801
(Address of principal executive offices)                    (Zip Code)

                               (217) 384-4513
            (Registrant's telephone number, including area code)
         Securities registered pursuant to Section 12(b) of the Act:
                                    None
         Securities registered pursuant to Section 12(g) of the Act:
                   Class A Common Stock, without par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes _X_      No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 29, 1996, the aggregate market value of the Class A Common Stock held by non-affiliates was $67,681,460. Class B Common Stock is held by affiliates. The market value of the Class A Common Stock is based on the "Bid" price for such stock as reported in the National Quotation Bureau's "Pink Sheets" on that date. Affiliates include all directors, executive officers and beneficial holders owning 5% or more of the shares.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   Class                                    Outstanding at February  29, 1996
   ---------------------------------------  ---------------------------------
   Class A Common Stock, without par value            3,785,016
   Class B Common Stock, without par value              750,000


                     DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement dated March 18, 1996 for First Busey Corporation's Annual Meeting of Stockholders to be held on April 16, 1996 (the "1996 Proxy Statement") are incorporated by reference into Part III.

                                                    Page 1 of 66 pages
                                                    Exhibit index on page 27

                           FIRST BUSEY CORPORATION
                           Form 10-K Annual Report

                              Table of Contents


PART I                                                                            Page Number
Item 1   Business ....................................................................  3
Item 2   Properties ..................................................................  9
Item 3   Legal Proceedings ...........................................................  9
Item 4   Submission of Matters to a Vote of Security Holders .........................  9

PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder Matters ....... 10
Item 6   Selected Financial Data ..................................................... 11
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations ................................................... 13
Item 8   Financial Statements and Supplementary Data ................................. 26
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................................... 26

PART III

Item 10  Directors and Executive Officers of the Registrant .......................... 26
Item 11  Executive Compensation ...................................................... 26
Item 12  Security Ownership of Certain Beneficial Owners and Management .............. 26
Item 13  Certain Relationships and Related Transactions .............................. 26

PART IV

Item 14  Exhibits, Financial Statements Schedules and Reports on Form 8-K ............ 27

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION
     First Busey Corporation ("First Busey"), a Nevada corporation, is a multi-bank holding company located in Urbana, Illinois. As of December 31, 1995, First Busey owned two community bank subsidiaries, a trust company subsidiary and a securities broker-dealer subsidiary. First Busey is engaged in commercial, retail and correspondent banking and provides trust services. Based on assets of $845 million as of December 31, 1995, First Busey, with deposits of $745 million and stockholders' equity of $68 million, is one of the largest financial institutions headquartered in east central Illinois. First Busey's largest subsidiary, Busey Bank, with continuous operations since 1868, is one of the oldest banks chartered in Illinois.

     First Busey's strategic plan is to continue providing commercial, retail and correspondent banking services through its banking subsidiaries, with emphasis on commercial and retail services. The strategic plan also emphasizes the operation of its banking centers autonomously, allowing them to tailor their service and products to the particular market they serve while consolidating back-room operations. First Busey intends to continue its expansion and growth in the three counties it serves in Illinois, Champaign, McLean and Ford County, as well as its Loan Production Office in Indianapolis. First Busey does not currently have any commitments to acquire or merge with any financial institution. However, from time to time exploratory discussions have been and continue to be held.

     First Busey Corporation's operations are conducted primarily through its lead bank, Busey Bank (fifteen locations), Busey Bank of McLean County (two locations), the trust company and the securities broker-dealer subsidiary. First Busey provides its subsidiaries with both financial and managerial
support.   Each subsidiary operates under the direction of its own Board of
Directors.

BUSEY BANK
     Busey Bank was established on January 13, 1868 and is a state-chartered bank. As of December 31, 1995, Busey Bank had total assets of $751.7 million, representing 89% of First Busey's assets, and had total revenues of $54.8
million, representing 87% of First Busey's revenues.   Busey Bank  provides a
full range of banking services including commercial and retail banking products. The services available to its commercial and retail customers include a broad selection of depository and lending activities. In the commercial lending area, Busey Bank is designated a Small Business Administration Preferred Lender authorized to fund government guaranteed loans on an expedited basis, and is also an approved lender under the Federal National Mortgage Association Program, permitting expedited origination of single- and multi-family mortgage loans. Busey Bank's other commercial lending activities consist primarily of secured loans to borrowers in many different industries. Busey Bank's retail services include consumer lending, numerous types of deposit accounts and certain specialized programs such as the Fortune Five-O Program for the mature market.

     Management's philosophy is to develop programs tailored to specific market segments of its customer base with particular emphasis on retail services. Busey Bank has adopted a strategy to increase other income by emphasizing fee-based services, including transaction accounts, full service brokerage, mortgage origination and other loan services generating fees.

     Guidelines for Busey Bank for various collateral advance ratios are set forth in the Loan Review Grading System under "Collateral Position." Loan Officers are required to use the grading system in determining an acceptable collateral position on any given credit request. Collateral coverage percentages for various types of credit are set forth in the following table:

                               Collateral Type          Coverage Ratio
                               ---------------          --------------
Commercial Loans:              Real Estate                    125%
                               Accounts Receivable            125%
                               Inventory & Equipment          150%
Consumer Real Estate Loans:    Real Estate                    125%
Installment Loans:             Cash or Equivalent             110%
                               Vehicle                        140%
                               Mobile Homes                   150%
                               Other Collateral               160%

     All commercial loans must be supported by a completed and signed financial statement which should include a minimum of a balance sheet and income statement. Loan Officers are encouraged to require borrowers to provide annual statements prepared by a C.P.A. firm. Where possible, an audit should be obtained, however, a review or compilation is acceptable. The Credit Analysis Department tracks delinquent financial statements and provides weekly reports to the Commercial Loan Department. In addition, the Senior Loan Committee receives a monthly report detailing delinquent financial statements for customers with large loan balances.

     A borrower's financial position including cash flow is monitored at least annually through an annual review process.

OTHER SUBSIDIARY BANKS
     Busey Bank of McLean County, acquired February 26, 1993, is located in LeRoy, Illinois and serves the financial needs of the customers of McLean County. On December 31, 1995, Busey Bank of McLean County had total assets of $83.7 million, representing 9.9% of First Busey's assets and total revenues of $5.9 million representing 9.4% of First Busey's revenue. Busey Bank of McLean County offers the same services and products as does Busey Bank with the pricing tailored to McLean County. Busey Bank of McLean County was merged into Busey Bank during the first quarter of 1996 in an effort to capitalize on efficiencies arising from one charter. (Busey Bank and Busey Bank of McLean County are referred to herein as "First Busey's subsidiary banks.")

OTHER SUBSIDIARIES
     First Busey Trust & Investment Co. began operation on January 1, 1987 as a successor to the combined trust departments of Busey Bank and County Bank, which began trust operations in 1967 and 1947, respectively. Through First Busey Trust & Investment Co., First Busey plans to expand its trust activities by increasing assets under control, currently approximating $420 million, and by developing new financial services. During 1995, revenues from trust activities were $2.5 million.

     Busey Bank established a full service securities broker-dealer subsidiary, First Busey Securities, Inc., on April 1, 1991. Through the offering of full service brokerage, along with various insurance and annuity products, new sources of fee income will be available to Busey Bank.

COMPETITION
     First Busey faces intense competition in all phases of its banking business from other banks and financial institutions. First Busey's subsidiary banks compete for deposits with a large number of depository institutions including commercial banks, savings and loan associations, credit unions, money market funds and other financial institutions and financial intermediaries serving Champaign County and McLean County. Principal competitive factors with respect to deposits include interest rates paid on deposits, customer service, convenience and location.

     First Busey's subsidiary banks compete for loans with other banks headquartered in Illinois, with loan production offices of large money center banks headquartered in other states, as well as with savings and loan associations, credit unions, finance companies, mortgage bankers, leasing companies and other institutions. Competitive factors with respect to loans include interest rates charged, customer service and responsiveness in tailoring financial products to the needs of customers. First Busey's subsidiary banks compete for loans primarily by designing their products for and directing their marketing efforts to businesses in Champaign County and McLean County which are locally owned, well-capitalized and well-managed.

     Many of the entities that compete with First Busey's subsidiary banks are substantially larger in size than First Busey and First Busey's subsidiary banks, and many non-bank financial intermediaries are not subject to the regulatory restrictions applicable to First Busey's bank subsidiaries. First Busey and its subsidiary banks have experienced an increase in the level of competition as well as the number of competitors in recent years. See "Supervision and Regulation."

EMPLOYEES
     First Busey and its subsidiaries employed 375 employees (full-time equivalent) on December 31, 1995. Management considers its relationship with its employees to be good.

SUPERVISION AND REGULATION

General
     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of First Busey and its subsidiary banks can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over First Busey and its subsidiary banks, such as the Federal Reserve Board ("FRB"), Federal Deposit Insurance Corporation ("FDIC") and the Illinois Commissioner of Banks and Trust Companies. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Furthermore, such statutes, regulations and other pronouncements and policies are intended to protect the depositors and the FDIC's deposit insurance funds, not to protect stockholders.

     Bank holding companies and banks are subject to enforcement actions by their regulators for regulatory violations. In addition to compliance with statutory and regulatory limitations and requirements concerning financial and operating matters, regulated financial institutions such as First Busey and its subsidiary banks must file periodic and other reports and information with their regulators and are subject to examination by each of their regulators.

     The statutory requirements applicable to and regulatory supervision of bank holding companies and banks have increased significantly and have undergone substantial change in recent years. To a great extent, these changes are embodied in the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), enacted in August 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December 1991, and the regulations promulgated under FIRREA and FDICIA. Many of the regulations promulgated pursuant to FDICIA have only recently been finalized and their impact on the business, financial condition and prospects of First Busey and its subsidiary banks cannot be predicted with certainty.

     The following discussion and other references to and descriptions of the regulation of financial institutions contained herein constitute brief summaries thereof. This discussion is not intended to constitute and does not purport to be a complete statement of all legal restrictions and requirements applicable to First Busey and its subsidiary banks and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.

ILLINOIS BANKING LAW
     Interstate banking legislation permits adequately capitalized and managed bank holding companies to acquire control of a bank in any state. States may prohibit acquisitions of banks that have not been in existence for at least five years. Recently enacted interstate branching legislation permits banks to merge across state lines. This legislation becomes effective June 1, 1997, unless a state takes legislative action prior to that date to "opt-in" prior to the June 1, 1997 effective date or they may "opt-out" by expressly prohibiting merger transactions involving out-of-state banks, provided the legislative action is taken before June 1, 1997.

     The effects on First Busey of such recent changes in interstate banking and branching laws cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois.

     Regulation of Bank Holding Companies and Their Non-Bank  Subsidiaries

     First Busey is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, First Busey is subject to regulation, supervision and examination by the FRB. First Busey is also subject to the limitations and requirements of the Illinois Bank Holding Company Act ("IBHCA"). These limitations and requirements, however, are no more restrictive in most instances than those imposed by the BHCA and the FRB. The business and affairs of First Busey are regulated in a variety of ways, including limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, limitations on interstate acquisitions, regulatory capital requirements and limitations on payment of dividends. In addition, it is the FRB's policy that a bank holding company is expected to act as a source of financial strength to banks that it owns or controls and, as a result, the FRB could require First Busey to commit resources to support its subsidiary banks in circumstances in which First Busey might not do so absent the FRB's policy.

     First Busey Trust & Investment Co. is subject to regulation and examination by the Illinois Commissioner of Banks and Trust Companies and the FRB. The federal and state laws generally applicable to a trust company subsidiary of a bank holding company regulate, among other things, the scope of its business, investments and other activities.

Acquisition of Banks and Bank Holding Companies.
     The BHCA generally prohibits a bank holding company from (1) acquiring, directly or indirectly, more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, (2) acquiring control of a bank or another bank holding company, (3) acquiring all or substantially all the assets of a bank, or (4) merging or consolidating with another bank holding company, without first obtaining FRB approval. In considering an application with respect to any such transaction, the FRB is required to consider a variety of factors, including the potential anti-competitive effects of the transaction, the financial condition and future prospects of the combining and resulting institutions, the managerial resources of the resulting institution, the convenience and needs of the communities the combined organization would serve, the record of performance of each combining organization under the Community Reinvestment Act and the Equal Credit Opportunity Act, and the prospective availability to the FRB of information appropriate to determine ongoing regulatory compliance with applicable banking laws.

     In addition, both the federal Change in Bank Control Act and the Illinois Banking Act ("IBA") impose limitations on the ability of one or more individuals or other entities to acquire control of First Busey or its subsidiary banks.

     The BHCA generally imposes certain limitations on extensions of credit and other transactions by and between banks that are members of the Federal Reserve System and other banks and non-bank companies in the same holding company. Under the BHCA and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     The BHCA prohibits a bank holding company from acquiring control of a bank whose principal office is located outside of the state in which its principal place of business is located unless specifically authorized by applicable state law. The IBHCA permits Illinois bank holding companies to acquire control of banks in any state and permits bank holding companies whose principal place of business is in another state to acquire control of Illinois banks or bank holding companies if that state affords reciprocal rights to Illinois bank holding companies and certain other requirements are met.

     The restrictions described above represent limitations on expansion by First Busey and its subsidiary banks, the acquisition of control of First Busey by another company and the disposition by First Busey of all or a portion of the stock of its subsidiary banks or by its subsidiary banks of all or a substantial portion of its assets.

Permitted Non-Banking Activities.
     The BHCA generally prohibits a bank holding company from engaging in activities or acquiring or controlling, directly or indirectly, the voting securities or assets of any company engaged in any activity other than banking, managing or controlling banks and bank subsidiaries or another activity that the FRB has determined, by regulation or otherwise, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Subject to certain exceptions, before making any such acquisition or engaging in any such activity, a bank holding company must obtain the prior approval of the FRB as provided in applicable regulations.

     In evaluating such applications, the FRB will consider, among other relevant factors, whether permitting the bank holding company to engage in the activity in question can reasonably be expected to produce benefits to the public (such as increased convenience, competition or efficiency) that outweigh any possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest or safety and soundness concerns). Those activities that the FRB has determined by regulation to be closely related to banking include making, acquiring and servicing loans or other extensions of credit by consumer finance companies.

     Notwithstanding applicable restrictions on acquisition of control of banks, bank assets, bank holding companies and companies engaged in permitted non-banking activities, a bank holding company may acquire, without the prior approval of the FRB, 5% or less of the outstanding shares of any class of voting securities of a company assuming the investment does not otherwise result in control of such company. The BHCA prohibits bank holding companies, with certain exceptions, from acquiring direct or indirect ownership of more than five percent of the voting securities of any company that is not a bank or does not engage in any of the activities described in the preceding paragraph.

Capital Requirements.
     Regulatory capital requirements applicable to all regulated financial institutions, including bank holding companies and banks, have increased significantly in recent years and further increases are possible in future periods. The FRB has adopted risk-based capital standards for bank holding companies. The articulated objectives of Congress and the FRB in establishing a risk-based method of measuring capital adequacy are (i) to make regulatory capital requirements applicable to bank holding companies more sensitive to differences in risk profiles among bank holding companies, (ii) to factor off-balance sheet liabilities into the assessment of capital adequacy, (iii) to reduce disincentives for bank holding companies to hold liquid, low risk assets and (iv) to achieve greater consistency in the evaluation of capital adequacy of major banking organizations throughout the world by conforming to the framework developed jointly by supervisory authorities from countries that are parties to the so-called "Basle Accord" adopted by such supervisory authorities in July 1988.

     The FRB requires bank holding companies to maintain a minimum ratio of risk-weighted capital to total risk-adjusted assets. Banking organizations, however, generally are expected to operate well above the minimum risk-based ratios. Risk-adjusted assets include a "credit equivalent amount" of off balance sheet items, determined in accordance with conversion formulae set forth in the FRB's regulations. Each asset and off balance sheet item, after certain adjustments, is assigned to one of four risk-weighing categories, 0%, 20% , 50% or 100%, and the risk-adjusted values then are added together to determine risk-weighted assets.

     A bank holding company must meet two risk-based capital standards, a "core" or "Tier 1" capital requirement and a total capital requirement. The current regulations require that a bank holding company maintain Tier 1 capital equal to 4% of risk-adjusted assets and total capital equal to 8% of risk-adjusted assets. Tier 1 capital must represent at least 50% of total capital and may consist of those items defined in applicable regulations as core capital elements. Core capital elements include common stockholders' equity; qualifying noncumulative, nonredeemable perpetual preferred stock; qualifying (i.e., up to 25% of total Tier 1 capital) cumulative, nonredeemable perpetual preferred stock; and minority interests in the equity accounts of consolidated subsidiaries. Core capital excludes goodwill and other intangible assets required to be deducted in accordance with applicable regulations.

     Total capital represents the sum of Tier 1 capital plus "Tier 2" capital, less certain deductions. Tier 2 or "supplementary" capital consists of allowances for loan and lease losses; perpetual preferred stock (to the extent not included in Tier 1 capital); hybrid capital instruments; perpetual debt; mandatory convertible debt securities; term subordinated debt; and intermediate term preferred stock, in each case subject to applicable regulatory limitations. The maximum amount of Tier 2 capital that may be included in an organization's qualifying total capital cannot exceed 100% of Tier 1 capital. In determining total capital, a bank holding company must deduct from the sum of Tier 1 and Tier 2 capital its investments in unconsolidated subsidiaries; reciprocal holdings of certain securities of banking organizations; and other deductions required by regulation or determined on a case-by-case basis by the appropriate supervisory authority.

        Another capital measure, the Tier 1 leverage ratio, is defined as Tier 1 capital divided by average total assets (net of allowance for losses and goodwill). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. Other banking organizations are expected to have ratios of at least 4% to 5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The FRB has not advised First Busey of any specific minimum Tier 1 leverage ratio applicable to it.

     As of December 31, 1995, First Busey's Tier 1 and total risk-based capital ratios were 11.23% and 12.36%, respectively, and its Tier 1 leverage ratio was 6.92%.

     The failure of a bank holding company to meet its risk-weighted capital ratios may result in supervisory action, as well as inability to obtain approval of any regulatory applications and, potentially, increased frequency of examination. The nature and intensity of the supervisory action will depend upon the level of noncompliance. Under the IBHCA, no bank holding company may acquire control of a bank if, at the time it applies for approval or at the time the transaction is consummated, its ratio of total capital to total assets, as determined in accordance with then applicable FRB regulations, is or will be less than 7%.

     Risk-based capital ratios focus principally on broad categories of credit risk and do not incorporate factors that can affect the Company's financial condition, such as overall interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks. For this reason, the overall financial health of First Busey and its subsidiary banks and the assessment of First Busey and its subsidiary banks by various regulatory agencies may differ from conclusions that might be drawn solely from the level of First Busey or its subsidiary banks' risk-based capital ratios.

     During 1994, the federal banking regulators announced a joint decision not to modify risk-based capital and leverage requirements for regulatory capital to reflect the impact of unrealized gains and losses for securities classified as "available for sale." This decision was made in response to the Financial Accounting Standards Board's ("FASB") issuance of Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities"("FASB No. 115").

                              Regulation of Banks

     First Busey's bank subsidiaries are banking corporations organized under the IBA. As such, they are subject to regulation, supervision and examination by the Illinois Commissioner of Banks and Trust Companies (the "Commissioner"). The deposit accounts of the bank subsidiaries are insured up to applicable limits by the FDIC's Bank Insurance Fund (the "BIF"). Thus, the bank subsidiaries are also subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered by and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the bank subsidiaries must comply with the more stringent restrictions, prohibitions or requirements.

     The business and affairs of the bank subsidiaries are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the bank subsidiaries may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the bank subsidiaries and changes in control of the bank subsidiaries.

                                   Dividends

     The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing weak earnings should not pay cash dividends which exceed its net income or which could only be funded in ways that would weaken its financial health, such as by borrowing. The FRB also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers and acquisitions. First Busey uses funds derived primarily from the payment of dividends by its banking subsidiaries for, among other purposes, the payment of dividends to First Busey's stockholders. Under provisions of the IBA, dividends may not be declared by banking subsidiaries except out of the bank's net profit (as defined), and unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Presently, the surplus of Busey Bank and Busey Bank of McLean County exceeds their capital.

     All dividends paid by First Busey's banking subsidiaries are restricted by capital adequacy requirements imposed by federal regulators regarding the maintenance of the risk-weighed asset ratios and the leverage ratio (as defined by regulatory agencies). At December 31, 1995, Busey Bank had $12,850,000 and Busey Bank of McLean County had $1,339,000 available for the payment of dividends to First Busey. Sound banking practices require the maintenance of adequate levels of capital. State and federal regulatory authorities have adopted standards for the maintenance of capital by banks, and adherence to such standards further limits the ability of banks to pay dividends.

     First Busey Trust & Investment Co., as an Illinois corporation, is permitted to make distributions to its stockholder as authorized by its Board of Directors, except that as long as it continues in a fiduciary business, it may not withdraw for purposes of payment of dividends or otherwise any portion of its capital account except with the approval of the Illinois Commissioner of Banks and Trust Companies.

MONETARY POLICY AND ECONOMIC CONDITION
     The earnings of commercial banks and bank holding companies are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the FRB influences conditions in the money and capital markets, which affect interest rates and the growth in bank credit and deposits. FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue in the future. The general effect, if any, of such policies upon the future business and earnings of First Busey and its subsidiary banks cannot be predicted.

ITEM 2.  PROPERTIES

     As of February 29, 1996, First Busey and its subsidiaries conduct business in eighteen locations. Busey Bank has its headquarters at the Busey Bank Building, a 40,000 square foot building owned by Busey Bank. In addition to the Busey Bank Building, First Busey and/or its subsidiaries own the land and building for thirteen locations, own the building and lease the land for two locations and lease the land and building for three. All the properties are fully occupied by First Busey or its subsidiaries except for the Busey Plaza Building in Urbana, a five-story, 90,000 square foot office building. The Busey Plaza Building is the location of the headquarters of First Busey Trust & Investment Co., with the remainder leased to unaffiliated tenants.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the business, to which First Busey or its subsidiaries are a part of or which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT
     (Provided pursuant to Instruction 3 of Item 401(b) of Regulation S-K under the Securities Act of 1933.)


Name                   Office (year first elected as an officer)     Age
---------------------  --------------------------------------------  ---
Douglas C. Mills*      Chairman of the Board, President  and          55
                       Chief Executive Officer of First Busey(1971)

Edwin A. Scharlau II*  Chairman of the Board of First Busey Trust &   51
                       Investment Co. and First Busey Securities Inc.
                       (1967)

P. David Kuhl**        President and Chief Executive                  46
                       Officer of Busey Bank(1979)

*  Director
** Director Nominee


                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     Since July 1, 1988, First Busey Class A Common Stock has been traded in the over-the-counter market and quoted in the National Quotation Bureau's "Pink Sheets." The "Pink Sheets" include approximately 15,000 thinly traded stocks. The market quotations reflect inter-dealer prices, without retail-markup, markdown or commission and may not necessarily represent actual transactions. The investment banking firm of Stephens, Inc., Little Rock, Arkansas, is the principal market maker for First Busey Class A Common Stock. The last reported "Bid" price for First Busey Class A Common Stock is reported daily in the News-Gazette, a Champaign-Urbana newspaper. Prior to July 1, 1988, there was no public market for First Busey Class A Common Stock. Although, recently, a limited trading market for shares of First Busey Class A Common Stock has developed, there can be no assurance that it will continue.

     The following table presents for the periods indicated the high and low "Bid" quotations for First Busey Class A Common Stock as reported in the National Quotation Bureau's "Pink Sheets."


                                           1995                   1994
                                      ---------------        ---------------
MARKET PRICES OF COMMON STOCK         High        Low        High        Low
-----------------------------         ----        ---        ----        ---
First Quarter                        $25.75     $24.00      $22.50     $21.50
Second Quarter                       $26.50     $24.75      $23.50     $21.50
Third Quarter                        $27.25     $25.50      $25.25     $22.50
Fourth Quarter                       $27.75     $26.00      $25.25     $24.00


     During 1995 and 1994, First Busey declared cash dividends per share as follows:

             Class A      Class B
1995      Common Stock  Common Stock
----      ------------  ------------
January       $.22         $.20
April         $.22         $.20
July          $.22         $.20
October       $.22         $.20
1994
----
January       $.20        $.1818
April         $.20        $.1818
July          $.20        $.1818
October       $.20        $.1818


   In May of 1993, there was a three-for-two stock split on both Class A and Class B Common Stock.

   For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Dividends on page 8.

   As of February 29, 1996 there were approximately 889 holders of First Busey Class A Common Stock.


Item 6.  Selected Financial Data

Selected Consolidated Financial Information

   The following selected financial data for each of the five years in the period ended December 31, 1995, have been derived from First Busey's annual consolidated financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, whose report on the financial position as of December 31, 1995 and December 31, 1994, and the results of operations for each of the three years in the period ended December 31, 1995, appear elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

                                     1995        1994        1993        1992         1991
                                     ----        ----        ----        ----         ----
Balance Sheet Items                          (dollars in thousands, except per share data)
-------------------
  Investment securities            $284,517    $210,525    $230,359    $229,574     $185,699
  Loans, net of unearned discount   481,772     451,051     412,905     330,137      318,894
  Allowance for loan losses           5,473       5,235       5,205       4,456        3,833
  Total assets                      844,666     728,459     709,257     630,548      564,704
  Total deposits                    744,897     635,694     636,418     572,417      509,170
  Long-term debt                      5,000       5,000       6,645       3,338        5,700
  Stockholders' equity               67,778      59,016      56,332      44,620       41,648

Results of Operations
---------------------
  Interest income                   $54,494    $ 47,126    $ 46,003    $ 45,978     $ 47,345
  Interest expense                   26,515      20,212      20,363      23,067       28,402
                                     ------      ------      ------      ------       ------
  Net interest income                27,979      26,914      25,640      22,911       18,943
  Provision for loan losses             395         240       1,125       1,000          798
  Net income                         $8,775      $8,238      $7,364      $5,938       $5,215

                                          1995     1994     1993     1992     1991
                                          ----     ----     ----     ----     ----
                                       (dollars in thousands, except per share data)
PER SHARE DATA(1)
  Net Income                             $1.90     $1.78    $1.60    $1.42   $1.27
  Cash dividends declared (Class A)       0.88      0.80     0.80     0.69    0.67
  Book value                             14.92     12.97    12.20    10.85   10.08
  Closing "Bid" price                    27.00     24.25    21.50    16.33   15.33

OTHER INFORMATION
  Return on average assets               1.15%     1.14%    1.07%     .96%    .95%
  Return on average equity              13.86%    14.16%   13.87%   13.91%  13.09%
  Net interest margin(2)                 4.20%     4.30%    4.33%    4.33%   4.08%
  Stockholders' equity to assets         8.02%     8.10%    7.94%    7.08%   7.38%


(1) Per share amounts have been restated to give retroactive effect to the three-for-two stock split which occurred May 7, 1993.
(2)  Calculated as a percent of average earning assets.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and Subsidiaries (the "Corporation") for the years ended December 31, 1995, 1994 and 1993. It should be read in conjunction with "Business", "Selected Financial Data", the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report. All per share amounts have been restated to give retroactive effect to the three-for-two stock split which occurred May 7, 1993.

GENERAL

The Corporation's consolidated income is generated primarily by the banking activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two, has acquired six savings and loan and two bank branches and has acquired a bank branch in an FDIC assisted acquisition of a failed bank, formed a trust company subsidiary and acquired a marketing and communications company. All of the banks acquired during those years were accounted for using the purchase method of accounting, except for Bank of Urbana which was accounted for using the pooling of interests method. All subsidiary banks owned by the Corporation as of November 1991 were merged with Busey Bank. Under the purchase method of accounting, the earnings of the acquired subsidiaries are included in the Corporation's earnings only for the periods subsequent to acquisition. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 1993, less purchase accounting adjustments.


Subsidiary                            Acquired           1995               1994              1993
----------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Busey Bank (1)                         3/20/80     $7,978    85.4%   $7,764    86.0%    $6,977    86.0%
First Busey Trust & Investment Co. (2)    --          596     6.4%      510     5.6%       363     4.5%
First Busey Securities, Inc. (3)          --           76     0.8%       57     0.6%       110     1.4%
Busey Bank of McLean County            2/28/93        686     7.4%      700     7.8%       656     8.1%
                                       -------------------------------------------------------------------
Total                                              $9,336   100.0%   $9,031   100.0%    $8,106   100.0%
                                       ===================================================================


     (1) City Bank of Champaign and Champaign County Bank & Trust were
     merged into Busey Bank as of January 1, 1987.  First     National Bank
     of Thomasboro was merged into Busey Bank as of January 1, 1988. State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989. The Bank of Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991.
     (2) Formed as a subsidiary of the Corporation as of January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust.
     (3) Formed as a subsidiary of Busey Bank as of April 1, 1991.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 1995

SUMMARY
The Corporation reported net income of $8,775,000 in 1995, up 6.5% from $8,238,000 in 1994, which had increased 11.9% from $7,364,000 in 1993. Net income per share in 1995 increased 6.7% to $1.90 from $1.78 in 1994, which was an 11.3% increase from $1.60 in 1993. Contributing to the 1995 increase in net income were increases in net interest income and trust income. Factors contributing to the 1994 increase in net income were increases in net interest income, trust income and a significant decrease in the provision for loan losses. These increases were countered in part by the increase in other expenses. Operating earnings, which exclude security gains and gains on sales of pooled loans and the related tax expense, were $8,217,000, or $1.78 per share for 1995; $7,479,000, or $1.62 per share for 1994; and $6,032,000, or
$1.31 per share for 1993.

There was not a material change in average shares outstanding in 1995 or 1994 to affect earnings per share. Earnings per share for 1993 were not affected by a net increase of 10.8% in average shares outstanding during the year issued in the purchase of Empire Capital Corporation due to the additional income provided by the acquisition. Earnings for 1993 were reduced due to an after tax charge to income of $305,000 for certain assets received in the FDIC-assisted acquisition of Eagle Bank of Champaign County, N.A.

Operating earnings, when excluding the impact of average shares outstanding, charges for assets acquired in the FDIC-assisted acquisition and the 1994 writedown of the Busey Plaza Building, were $8,217,000, or $1.78 per share for 1995; $7,707,000 or $1.66 per share for 1994; and $6,337,000 or $1.38 per share for 1993.

Security gains after the related tax expense were $134,000 or 1.5% of net income in 1995; $199,000 or 2.4% of net income in 1994; and $585,000 or 7.9% of net income in 1993.

The Corporation's return on average assets was 1.15%, 1.14%, and 1.07% for 1995, 1994 and 1993, respectively, and return on average equity was 13.86%, 14.16%, and 13.87% for 1995, 1994, and 1993, respectively. On an operating earnings basis, return on average assets was 1.08%, 1.04%, and 0.88% for 1995, 1994, and 1993, respectively, and return on average equity was 12.98%, 12.86%, and 11.36% for 1995, 1994, and 1993, respectively.

NET INTEREST INCOME
Net interest income on a tax equivalent basis for 1995 increased 4.0% to $29,349,000 from $28,212,000 for 1994, which reflected a 4.8% increase from $26,932,000 in 1993. Net interest income increased because of an increase in average earning assets, which was partially offset by a modestly declining net interest margin.

Average interest-earning assets increased to $699,567,000 in 1995 from $655,328,000 and $622,453,000 in 1994 and 1993, respectively. The growth in
1995 and 1994 is primarily due to increases in net loans of $32,578,000 and $38,116,000, respectively.

The net interest margin was 4.20% in 1995, 4.30% in 1994 and 4.33% in 1993. The slight decrease in net interest margin for 1995 was due to a 22 basis point reduction in the net interest spread which resulted from a greater increase in the rate paid on average interest-bearing liabilities than the increase on the yield on average interest-earning assets when comparing the year ended December 31, 1995 to the prior year period. The slight decrease in net interest margin for 1994 was due to a greater decline in the yield on average interest-earning assets than the decline in rate paid on average interest-bearing liabilities.

During 1995, interest rate trends had a significant impact on the Corporation's yields and costs. The average yield on interest-earning assets increased 60 basis points in 1995 and the average cost of interest-bearing liabilities increased 82 basis points. The overall effect dropped the net interest margin to 4.20% from 4.30%, while the net interest spread dropped 22 basis points.
The average yield on interest-earning assets and the average rate on interest-bearing liabilities decreased during the year ended December 31, 1994; this decrease in interest rates led to a 21 basis point decline in the average yield on interest-earning assets and an 17 basis point decline on the average rate paid on total interest-bearing liabilities for the year ended December 31,
1994.   [See "Statistical Information,  Consolidated Average Balance Sheets and
Interest Rates."]

PROVISION FOR LOAN LOSSES
The provision for loan losses, which is a current charge against income, represents an amount which management believes is sufficient to maintain an adequate allowance for future loan losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions and historical loan loss experience. When management determines to charge off loans, such write-offs are charged against the allowance for loan losses.

The provision for loan losses increased 64.6% to $395,000 in 1995 from $240,000 in 1994, which reflected a 78.7% decrease from $1,125,000 in 1993. Net charge-offs decreased 25.2% to $157,000 in 1995 from $210,000 in 1994. Net charge-offs for 1993 were $798,000. Net charge-offs for 1993 included $462,000 for loans acquired in the FDIC-assisted acquisition of the Eagle Bank of Champaign County, N.A. The increased provision in 1995 was primarily due to overall growth of the loan portfolio. The allowance for loan losses was funded with a lower provision in 1994 due to the significant reduction in loan balances charged off, when compared to the prior year.

OTHER  INCOME
Other income increased 6.9% in 1995 to $8,559,000 from $8,006,000 in 1994, which reflected a 6.1% decrease from $8,524,000 in 1993. The increase in 1995 is due primarily to increases in service charges and trust income. The decrease in 1994 is due primarily to less reliance on security gains and sales of pooled loans as a component of other income and a $188,000 trading securities loss due to unfavorable interest rate movements during holding periods. As a percentage of total income, other income was 13.6%, 14.5%, and 15.7% in 1995, 1994 and 1993, respectively. Gains on the sale of investment securities, as a component of other income, totaled $206,000 (2.4%) in 1995, $302,000 (3.8%) in 1994, and $887,000 (10.4%) in 1993. Other income also includes gains on the sale of pooled loans of $653,000, $865,000, and $1,131,000 in 1995, 1994 and 1993, respectively.

Additional components of other income were fee income and trust revenues. Service charges and other fee income increased 6.7% to $3,973,000 in 1995 from $3,725,000 in 1994, which was a 5.5% increase from $3,532,000 in 1993. The growth in fee income in 1995 and 1994 was due to increases in service charges on deposit accounts. The growth in fee income in 1993 was due to increases in other service charges and fees, largely from securities broker-dealer fee income. Trust revenues increased 9.4% in 1995, 7.8% in 1994, and 20.2% in 1993; revenues were $2,551,000 in 1995, $2,332,000 in 1994, and $2,163,000 in
1993. Increases in trust department revenues in each year were primarily due to increases in assets under management to $418,086,000 at December 31, 1995 from $328,336,000 at December 31, 1994. Remaining other income increased 18.6% to $1,150,000 in 1995 from $970,000 in 1994 which was a 30.9% increase from $741,000 in 1993.

OTHER EXPENSES

Other expenses increased 4.2% in 1995 to $24,069,000 from $23,100,000 in 1994 which reflected a 1.0% increase from $22,875,000 in 1993. As a percentage of total income, other expenses were 38.2%, 41.9%, and 42.0% in 1995, 1994 and 1993, respectively. Employee related expenses including salaries and wages and employee benefits, increased 4.4% in 1995 to $12,546,000 as compared to $12,017,000 in 1994, which was a 4.1% increase from $11,548,000 in 1993. As a percent of average assets, employee related expenses were 1.64%, 1.67%, and 1.68% in 1995, 1994, and 1993, respectively. The Corporation's full-time equivalent employees were 375, 366 and 364 at December 31, 1995, 1994 and 1993, respectively. Net occupancy expense of bank premises and furniture and equipment expenses increased 4.2% in 1995 to $3,559,000 as compared to $3,414,000 in 1994 and $3,367,000 in 1993. The increases in 1995 and 1994 were primarily due to expenses associated with expanded facilities. As a percent of average assets, occupancy and equipment expenses were .46%, .47%, and .49% in 1995, 1994, and 1993, respectively.

Foreclosed property write-down and expense increased to $226,000 in 1995 from $94,000 in 1994 which had decreased from $154,000 in 1993. Other expenses were charged $350,000 in 1994 in order to write-down the carrying value of the Busey Plaza Building, a fully leased 90,000 square foot office building, to its net realizable value. Remaining other expenses increased 7.1% to $7,738,000 in 1995 from $7,225,000 in 1994 which was a 7.4% decrease from $7,806,000 in 1993.
The increase in 1995 was primarily due to increased data processing expense and uncategorized expenses, offset in part by reduced FDIC insurance assessment expense. The decrease in 1994 was due to various cost control efforts.

INCOME TAXES
Income tax expense in 1995 was $3,299,000 as compared to $3,342,000 in 1994 and $2,800,000 in 1993. The provision for income taxes as a percent of income before income taxes was 27.3%, 28.9%, and 27.6% for 1995, 1994, and 1993, respectively. The decrease in 1995 was due to the reclassification of expenses of certain acquisition costs. The increase in 1994 resulted in part from a higher level of income and a somewhat lower level of non-taxable interest income.

STATEMENTS OF CONDITION-DECEMBER 31, 1995 AND DECEMBER 31, 1994

Total assets on December 31, 1995 were $844,666,000, an increase of 16.0% from $728,459,000 on December 31, 1994. Of the increase in assets, $79,155,000 is related to the deposit assumption explained below. Total loans, net of unearned interest, increased 6.8% to $481,772,000 on December 31, 1995 as compared to $451,051,000 on December 31, 1994. Deposits increased 17.2% to $744,897,000 on December 31, 1995 as compared to $635,694,000 on December 31,
1994. Interest bearing deposits increased $103,252,000 or 18.1% during 1995; this increase was primarily due to the assumption of $77,988,000 of deposits assumed in the December 15, 1995 acquisition of two First of America Bank branches. Non-interest bearing deposits increased $5,951,000 or 9.0% during 1995. Total stockholders' equity increased 14.8% to $67,778,000 on December 31, 1995 as compared to $59,016,000 on December 31, 1994.

EARNING ASSETS
The average interest-earning assets of the Corporation were 91.6%, 90.9%, and 90.4% of total assets for the years ended December 31, 1995, 1994, and 1993, respectively.

INVESTMENT SECURITIES
Effective January 1, 1994, the Corporation adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt
and Equity Securities," ("Statement No. 115").   The adoption and cumulative
effect of adopting Statement No. 115 had the effect of an increase of $4,446,000 on stockholders' equity, net of deferred taxes of $2,290,000 at the adoption date.

The Corporation has classified certain investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value.
As of December 31, 1995 the fair value of these securities was $223,016,000 and the amortized cost was $218,257,000. There were $4,910,000 of gross unrealized gains and $151,000 of gross unrealized losses for a net unrealized gain of $4,759,000. The after-tax effect ($3,093,000) of this unrealized gain has been included in stockholders' equity as called for in Statement No. 115. The increase in market value for the debt securities in this classification was a result of falling interest rates. The fair value increase in the equity securities was primarily due to a 103.0% ($2,227,000) increase in the value of 66,500 shares of Student Loan Marketing Association (SLMA) common stock owned by the Corporation throughout the year.

The composition of securities available for sale is as follows:


                                                                Years ended December 31,
                                            ------------------------------------------------------------
                                               1995         1994          1993          1992        1991
                                            ------------------------------------------------------------
                                                                 (dollars in thousands)

U.S. Treasuries and Agencies                 $213,862     $137,724           --           --         --
Equity securities                               7,589        5,156        1,037         1,037        --
Other                                           1,565        1,138           --           --         --
                                            ------------------------------------------------------------
Fair value of securities available for sale  $223,016     $144,018       $1,037       $1,037         --
                                            ============================================================
Fair value of securities under LOCOM(1)            --           --       $3,052       $1,316         --
                                            ============================================================
Amortized cost                               $218,257     $145,293       $1,037       $1,037         --
                                            ============================================================
Fair value as a percentage of amortized cost  102.18%       99.12%      294.31%      126.90%         --
                                            ============================================================

     (1)Lower of cost or market


The maturities, fair values and weighted average yields of securities available for sale as of December 31, 1995 are:





                                  Due in 1 year or less        Due after 1 year        Due after 5 years        Due after 10 years
                                                               through 5 years         through 10 years
                                  --------------------------------------------------------------------------------------------------
                                  Fair         Weighted     Fair         Weighted      Fair       Weighted      Fair       Weighted
                                  Value        Average      Value        Average       Value      Average       Value      Average
Investment Securities(1)                        Yield                     Yield                    Yield                    Yield
                                  --------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
U.S. Treasuries and Agencies      $160,005      5.88%       $53,857       6.50%         --           --         --          --
Other                                  735      5.62%           581       5.59%         249        6.62%        --          --
                                  --------------------------------------------------------------------------------------------------
Total                             $160,740      5.88%       $54,438       6.49%        $249        6.62%        --          --
                                  ==================================================================================================

     (1) Excludes equity securities

The securities held to maturity portfolio consists of debt securities which provide the Corporation with a relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain deposits.

On December 31, 1995, the fair value of securities held to maturity as a percentage of their book value was 101.8%, up significantly from 98.3% a year earlier. For securities held to maturity, the fair value of the portfolio may increase or decrease without a resulting gain or loss in the income statement. At December 31, 1995, the portfolio had gross unrealized gains of $1,416,000 and gross unrealized losses of $292,000 for a net unrealized gain of $1,124,000. The fair value increase experienced in 1995 was primarily due to the effects of declining interest rates on the bond portfolio.

The composition of securities held to maturity is as follows:


                                                                          Years ended December 31,
                                                        ----------------------------------------------------------
                                                          1995        1994        1993         1992        1991
                                                        ----------------------------------------------------------
                                                                         (dollars in thousands)
U.S. Treasuries and Agencies                            $13,198     $17,031     $174,581     $176,557     $136,639
States and political subdivisions                        37,043      32,957       34,507       28,907       23,964
Student Loan Marketing Ass'n common stock                    --          --           --           68          803
Other                                                    11,260      16,519       20,234       23,005       24,293
                                                        ----------------------------------------------------------
Amortized cost of securities held to maturity           $61,501     $66,507     $229,322     $228,537     $185,699
                                                        ==========================================================
Fair value of securities held to maturity               $62,625     $65,386     $236,264     $238,981     $197,023
                                                        ==========================================================
Fair value as a percentage of book value                101.83%      98.31%      103.03%      104.57%      106.10%
                                                        ==========================================================

The maturities, book value and weighted average yields of securities held to maturity as of December 31, 1995 are:


                                         Due in 1 year       Due after 1 year     Due after 5 years     Due after 10 years
                                            or less          through 5 years      through 10 years
                                       -----------------------------------------------------------------------------------
                                       Book     Weighted    Book     Weighted     Book     Weighted     Book     Weighted
                                       Value     Average    Value     Average     Value     Average     Value     Average
Investment Securities(1)                           Yield                Yield                 Yield                 Yield
                                       -----------------------------------------------------------------------------------
                                                                     (dollars in thousands)
U.S. Treasuries and Agencies           $4,000     4.57%      $8,995     4.62%         $95     10.37%       $109     10.25%
States and political subdivisions (2)   4,362     8.55%      15,542     8.69%      13,671      8.52%      3,467      7.63%
Other                                   1,510     6.67%       5,602     6.63%          35      7.93%         --        --
                                       -----------------------------------------------------------------------------------
Total                                  $9,872     6.65%     $30,139     7.09%     $13,801      8.53%     $3,576      7.71%
                                       ===================================================================================



(1) Excludes mortgage-backed securities

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 1995)

The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities increased to 79.9% at December 31, 1995 from 73.5% at December 31, 1994, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities decreased to 13.1% at December 31, 1995 from 15.7% at December 31, 1994.

LOAN PORTFOLIO
Loans, before allowance for loan losses, increased 6.8% to $481,772,000 in 1995 from $451,051,000 in 1994. Real estate mortgage loans increased 10.4% to $334,417,000 in 1995 from $303,046,000 in 1994. This increase reflects management's emphasis on commercial loans secured by mortgages and residential mortgage origination to generate income and develop retail and other banking relationships. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $100,372,000 as of December 31, 1995.

The composition of loans is as follows:

                                                        Years ended December 31,
                                     ----------------------------------------------------------------
                                       1995          1994           1993         1992          1991
                                     ----------------------------------------------------------------
                                                          (dollars in thousands)
Commercial and financial              $55,687       $57,878       $44,419       $38,093       $52,889
Agricultural                           12,594        12,750        11,735         6,366         7,573
Real estate-farmland                   11,162        11,769        10,777         5,871         4,538
Real estate-construction               25,566        21,759        16,228         8,004         9,975
Real estate-mortgage                  334,417       303,046       276,404       235,304       218,469
Installment loans to individuals       42,353        43,854        53,483        36,727        25,747
                                     ----------------------------------------------------------------
                                     $481,779      $451,056      $413,046      $330,365      $319,191
Unearned interest                          (7)           (5)         (141)         (228)         (297)
                                     ----------------------------------------------------------------
Loans                                $481,772      $451,051      $412,905      $330,137      $318,894
                                     ================================================================


The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 1995.

                                                1 Year or Less           1 to 5 Years           Over 5 Years         Total
                                                ---------------------------------------------------------------------------
                                                                              (dollars in thousands)
Commercial, financial and agricultural              $50,454                $16,229                $1,598            $68,281
Real estate-construction                             21,884                  3,682                     0             25,566
                                                ---------------------------------------------------------------------------
Total                                               $72,338                $19,911                $1,598            $93,847
                                                ---------------------------------------------------------------------------
Interest rate sensitivity of selected loans
Fixed rate                                          $12,252                 $9,209                $1,598            $23,059
Adjustable rate                                      60,086                 10,702                     0             70,788
                                                ---------------------------------------------------------------------------
Total                                               $72,338                $19,911                $1,598            $93,847
                                                ---------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

Management has established an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for loan losses is charged to current expense. This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.

There is no precise method of predicting specific loan losses or amounts which ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and their effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all loans judged to present a possibility of loss (if, as a result of such monthly appraisals, the loan is judged to be not fully collectible, the carrying value of the loan is reduced to that portion considered collectible); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.

Periodic provisions for loan losses are determined by management based upon the size and the quality of the loan portfolio measured against prevailing economic conditions and historical loan loss experience and also based on specific exposures in the portfolio. Management has instituted a formal loan review system supported by an effective credit analysis and control process. The Corporation will maintain the allowance for loan losses at a level sufficient to absorb estimated uncollectible loans and therefore, expects to make periodic additions to the allowance for loan losses.

The following table shows activity affecting the allowance for loan losses:

                                                                   Years ended December 31,
                                                    ------------------------------------------------------
                                                      1995      1994        1993       1992        1991
                                                    ------------------------------------------------------
                                                                    (dollars in thousands)
Average loans outstanding during period             $453,915   421,337    $366,859   $324,983       ***
                                                    ======================================================
Allowance for loan losses:
   Balance at beginning of period                     $5,235    $5,205      $4,456     $3,833       $3,566
                                                    ------------------------------------------------------

Loans charged-off:
   Commercial, financial and agricultural               $339       $99        $397       $137         $404
   Real estate-construction                               --        --          --         --           --
   Real estate-mortgage                                   55       153         405        279          224
   Installment loans to individuals                      286       253         329        146          124
                                                    ------------------------------------------------------
Total charge-offs                                       $680      $505      $1,131       $562         $752
                                                    ------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural               $414       $62         $66        $74         $135
   Real estate-construction                               --        --          --         --           --
   Real estate-mortgage                                    3       128         156         39           12
   Installment loans to individuals                      106       105         111         72           74
                                                    ------------------------------------------------------
Total recoveries                                        $523      $295        $333       $185         $221
                                                    ------------------------------------------------------
Net loans charged-off                                   $157      $210        $798       $377         $531
                                                    ------------------------------------------------------
Provision for loan losses                               $395      $240      $1,125     $1,000       $1,798
                                                    ------------------------------------------------------
Net additions (reductions) due to acquisitions
   and dispositions of subsidiaries                       --        --         422         --           --
                                                    ------------------------------------------------------
Balance at end of period                              $5,473    $5,235      $5,205     $4,456       $3,833
                                                    ======================================================
Ratios:
   Net charge-offs to average loans                    0.03%     0.05%       0.22%      0.12%        0.17%
                                                    ======================================================
   Allowance for loan losses to total loans
     at period end                                     1.14%     1.16%       1.26%      1.35%        1.20%
                                                    ======================================================

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated.



                                            1995               1994                1993             1992              1991
                                      ----------------------------------------------------------------------------------------------
                                                % of               % of                % of              % of               % of
                                                Total              Total               Total             Total              Total
                                      Amount    Loans     Amount   Loans      Amount   Loans   Amount    Loans    Amount    Loans
                                      ----------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)

Commercial, financial, agricul-
 tural and real estate-farmland         $785     16.5%    $1,122     18.3%    $3,513     16.2%  $3,099    15.2%   $2,474     20.4%
Real estate-construction                  --      5.3%        --      4.8%        --      3.9%      --     2.4%      550      3.1%
Real estate-mortgage                   3,476     69.4%     3,013     67.2%       779     67.0%     523    71.3%      426     68.5%
Installment loans to individuals       1,097      8.8%       943      9.7%       785     12.9%     186    11.1%      183      8.0%
Unallocated                              115      N/A        157      N/A        128      N/A      648    N/A        200      N/A
                                      ----------------------------------------------------------------------------------------------
Total                                 $5,473    100.0%    $5,235    100.0%    $5,205    100.0%  $4,456   100.0%   $3,833    100.0%
                                      ==============================================================================================


NON-PERFORMING LOANS
It is management's policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                                 Years ended December 31,
                                                     -----------------------------------------------
                                                       1995      1994      1993      1992      1991
                                                     -----------------------------------------------
                                                                    (dollars in thousands)
Non-accrual loans                                       $532      $636      $247        $0      $522
Loans 90 days past due and still accruing                897     1,336     1,450       492       480
Restructured loans                                        --        --        --        --       254
                                                     -----------------------------------------------
Total non-performing loans                            $1,429    $1,972    $1,697      $492    $1,256
                                                     -----------------------------------------------
Repossessed assets                                    $1,380    $1,645    $1,180    $1,803    $1,783
Other assets acquired in satisfaction of debts
 previously contracted                                     1         1         1         1       557
                                                     -----------------------------------------------
Total non-performing other assets                     $1,381    $1,646    $1,181    $1,804    $2,340
                                                     -----------------------------------------------
Total non-performing loans and non-performing
 other assets                                         $2,810    $3,618    $2,878    $2,296    $3,596
                                                     ===============================================
Non-performing loans to loans, before allowance for
 loan losses                                           0.30%     0.44%     0.41%     0.15%     0.39%
                                                     ===============================================
Non-performing loans and non-performing other
 assets to loans, before allowance for loan losses
 and repossessed assets                                0.58%     0.80%     0.70%     0.69%     1.13%
                                                     ===============================================

On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. For the year ended December 31, 1995, there was no interest recognized from impaired loans.

The gross interest income that would have been recorded in the years ended December 31, 1994 and 1993 if the non-accrual and restructured loans had been current in accordance with their original terms was $47,000 and $22,000, respectively. The amount of interest collected on those loans that was included in interest income for the year ended December 31, 1994 was $38,000. There was no interest collected on these loans for the year ended December 31, 1993.

POTENTIAL PROBLEM LOANS
Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $750,000 at December 31, 1995.

There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

DEPOSITS
As indicated in the following table, average interest bearing deposits as a percentage of average total deposits have decreased to 90.5% for the year ended December 31, 1995 from 90.7% for the year ended December 31, 1994.

                                     December 31,
                           -------------------------------------------------------------------------------------------
                                       1995                           1994                           1993
                           -------------------------------------------------------------------------------------------
                           Average     % Total   Average  Average     % Total   Average  Average     % Total   Average
                           Balance                Rate    Balance                Rate    Balance                Rate
Non-interest bearing
 demand deposits            $63,165      9.5%      --%     $58,906      9.3%      --%     $55,249      8.9%      --%
Interest bearing
 demand deposits            123,369     18.4%    1.79%     129,530     20.6%    1.82%     120,159     19.5%    2.13%
Savings/Money market        193,658     29.0%    3.49%     186,308     29.6%    2.73%     174,452     28.2%    2.76%
Time deposits               288,125     43.1%    5.44%     255,154     40.5%    4.43%     267,862     43.4%    4.56%
                           -------------------------------------------------------------------------------------------
Total                      $668,317    100.0%    4.07%    $629,898    100.0%    3.29%    $617,722    100.0%    3.48%
                           ===========================================================================================


Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 1995 had the following maturities (dollars in thousands):

                       Under 3 months            $22,726
                       3 to 6 months               8,372
                       6 to 12 months             12,119
                       Over 12 months              9,352
                                                   -----
                       Total                     $52,569
                                                 =======


SHORT-TERM BORROWINGS
The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon at the end of each of the last three years. Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. Other short-term borrowings consist of various demand notes and notes with maturities of less than one year.



                                                     Federal funds purchased
                                                   and securities sold under          Other short-term
                                                   agreements to repurchase              borrowings
                                                   ----------------------------------------------------
1995                                                       (dollars in thousands)
Balance, December 31, 1995                                 $12,101                      $9,573
Weighted average interest
rate at end of period                                        5.75%                       7.35%
Maximum outstanding at any month end                       $19,648                     $10,573
Average daily balance                                      $14,269                      $8,428
Weighted average interest rate during period                 6.23%                       8.50%
1994
Balance, December 31, 1994                                 $20,430                      $5,130
Weighted average interest rate at end of period              4.86%                       8.29%
Maximum outstanding at any month end                       $21,812                      $7,330
Average daily balance                                      $17,330                      $6,398
Weighted average interest rate during period(1)              4.06%                       7.25%
1993
Balance, December 31, 1993                                    $930                      $5,980
Weighted average interest rate at end of period              3.28%                       5.85%
Maximum outstanding at any month end                       $13,335                      $6,880
Average daily balance                                       $3,121                      $6,570
Weighted average interest rate during period(1)              3.00%                       6.00%

      (1) The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

LIQUIDITY

Liquidity is the availability of funds to meet all present and future cash flow obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of asset maturities, sales, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation purchases federal funds as a service to its correspondent banks, but does not rely upon these purchases for liquidity needs. Long-term liquidity needs will be satisfied primarily through retention of capital funds. An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale.

The objective of liquidity management by the Corporation is to ensure that funds will be available to meet demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30 days and 90 days, management believes that adequate liquidity exists to meet all projected cash flow obligations.

The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly. Average liquid assets are shown in the table below.


LIQUID ASSETS

Average Balances                              1995      1994       1993
                                           -----------------------------
                                               (dollars in thousands)
Due from banks - interest bearing               --        --       $548
Federal funds sold                          15,000     5,651      9,527
                                           -----------------------------
Total                                      $15,000    $5,651    $10,075
                                           =============================
Percentage of average total assets           1.96%     0.78%      1.46%
                                           =============================

RATE SENSITIVE ASSETS AND LIABILITIES
Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is however, only a static, single-day depiction of the Corporation's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 1995.

                                                                             Rate Sensitive Within
                                                   ---------------------------------------------------------------------------------
                                                     1-30 Days    31-90 Days   91-180 Days  181 Days-1 Yr  Over 1 Year      Total
                                                   ---------------------------------------------------------------------------------
                                                           (dollars in thousands)
                                                   ---------------------------------------------------------------------------------
Federal funds sold                                        $650            $0           $0              $0           $0          $650
Investment securities
 U.S. Governments                                       70,510        31,534       17,264          48,552       59,200       227,060
 Obligations of states & political subdivisions            962             0          697           3,000       32,586        37,245
 Other securities                                        1,693         1,998        1,021           2,680       12,820        20,212
Loans (net of unearned interest)                       152,027        23,423       34,321          67,025      204,976       481,772
                                                   ---------------------------------------------------------------------------------
  Total rate-sensitive assets                         $225,842       $56,955      $53,303        $121,257     $309,582      $766,939
                                                   ---------------------------------------------------------------------------------
Interest bearing transaction deposits                 $129,327            $0           $0              $0           $0      $129,327
Savings deposits                                        71,654             0            0               0            0        71,654
Money market deposits                                  125,770             0            0               0            0       125,770
Time deposits                                           39,399        53,936       65,115          86,585      100,725       345,760
Short-term borrowings:
 Federal funds purchased & repurchase
 agreements                                              8,141         3,000          960               0            0        12,101
 Other                                                   9,573             0            0               0            0         9,573
Long-term debt                                               0             0            0               0        5,000         5,000
                                                   ---------------------------------------------------------------------------------
 Total rate-sensitive liabilities                     $383,864       $56,936      $66,075         $86,585     $105,725      $699,185
                                                   ---------------------------------------------------------------------------------
Rate-sensitive assets less
   rate-sensitive liabilities                        $(158,022)          $19     (12,772)         $34,672     $203,857       $67,754
                                                   ---------------------------------------------------------------------------------
Cumulative Gap                                       $(158,022)   $(158,003)     170,775)       $(136,103)     $67,754
                                                   ===================================================================
Cumulative amounts as a percentage of total
 rate-sensitive assets                                  (20.60)%    (20.60)%     (22.27)%          (17.75)%      8.83%
                                                   ===================================================================
Cumulative Ratio                                          0.59X        0.64X        0.66X             0.77X      1.10X
                                                   ===================================================================


The foregoing table shows a negative (liability sensitive) cumulative unadjusted gap of $158 million in the 1-30 day repricing category. The gap beyond 30 days becomes less liability sensitive as rate-sensitive assets that reprice within 90 days and one year gradually become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at December 31, 1995 will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets.

CAPITAL RESOURCES
Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 1995, the Corporation earned $8,775,000 and paid dividends of $3,940,000 to stockholders, resulting in a retention of current earnings of $4,835,000.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a leverage ratio of not less than 3.00%.

The following tables present the Corporation's regulatory capital position under both the risk-based and leverage measurements at December 31, 1995 and 1994. As indicated in the table, the Corporation's regulatory capital position exceeded the minimum requirements under both the risk-based and leverage ratio measurements.

                                                    1995                 1994
                                             ---------------------------------------
                                             Amount     Ratio      Amount     Ratio
                                             ---------------------------------------
RISK-BASED CAPITAL RATIOS                            (dollars in thousands)
Tier 1 capital                               $54,422    11.23%     $53,792    12.02%
Tier 1 capital minimum requirement            19,378     4.00%      17,897     4.00%
                                            ----------------------------------------
   Excess                                    $35,044     7.23%     $35,896     8.02%
                                            ----------------------------------------
Total capital                                 59,895    12.36%      59,027    13.19%
Total capital minimum requirement             38,757     8.00%      35,794     8.00%
                                            ----------------------------------------
   Excess                                    $21,138     4.36%     $23,233     5.19%
                                            ----------------------------------------
Risk-weighted assets, net of goodwill and
   intangibles and excess allowance         $484,460              $447,429
                                            --------              --------
LEVERAGE RATIO
Tier 1 capital to total assets,
 net of goodwill                             $54,422     6.92%     $53,792     7.45%
Minimum leverage requirement                  23,602     3.00%      21,829     3.00%
                                            ----------------------------------------
   Excess                                    $30,820     3.92%     $31,963     4.45%
                                            ----------------------------------------
Quarterly average total assets,
   net of goodwill and intangibles          $786,738              $727,628
                                            --------              --------

REGULATORY CONSIDERATIONS
It is management's belief that there are no current recommendations by the regulatory authorities which if implemented would have a material effect on the Corporation's liquidity, capital resources, or operations.

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board ("FASB") issued Statement No. 122, "Accounting for Mortgage Servicing Rights" in May 1995. This statement is effective for fiscal years beginning after December 15, 1995. The effect on the Corporation's financial position and results of operations will not be material.

The FASB issued Statement No. 123, "Accounting for Stock Based Compensation" in November 1995. This statement is effective for fiscal years beginning after December 15, 1996. The Corporation does not intend to adopt Statement No. 123, but will disclose its effects on net income and earnings per share in the footnotes to the financial report.

EFFECTS OF INFLATION
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution's operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution's performance than does general inflation. For additional information regarding interest rates and changes in net interest income see "Selected Statistical Information."

SELECTED STATISTICAL INFORMATION
The following tables contain information concerning the consolidated financial condition and operations of the Corporation for the periods, or as of the dates, shown. All average information is provided on a daily average basis.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST RATES


                                                                    Years Ended December 31,
                                                 1995                          1994                          1993
                                      --------------------------------------------------------------------------------------
                                      Average   Income/   Yield/    Average   Income/   Yield/    Average   Income/   Yield/
                                      Balance   Expense   Rate      Balance   Expense   Rate      Balance   Expense   Rate
                                      --------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
ASSETS
Interest bearing bank deposits              $0       $0       --         $0        $0       --       $548       $23    4.11%
Federal funds sold                      15,000      884     5.89%     5,651       222     3.93%     9,527       302    3.17%
Investment securities:
   U.S. Government obligations         172,960   10,452     6.04%   171,204     9,945     5.81%   188,844    11,950    6.33%
   Obligations of states and
   political subdivisions(1)            36,668    3,126     8.52%    34,405     2,887     8.39%    34,819     2,971    8.53%
   Other securities                     21,024    1,361     6.47%    22,731     1,454     6.40%    21,856     1,493    6.83%
Loans (net of unearned
   discount)(1,2)                      453,915   40,041     8.82%   421,337    33,916     8.05%   366,859    30,556    8.33%
                                      --------------------------------------------------------------------------------------
Total interest-earning assets(1)      $699,567  $55,864     7.99%  $655,328   $48,424     7.39%  $622,453   $47,295    7.60%
                                      ======================================================================================
Cash and due from banks                 30,694                       31,823                        32,085
Premises and equipment                  21,501                       22,173                        20,655
Allowance for loan losses               (5,421)                      (5,340)                       (4,888)
Other assets                            17,604                       17,065                        18,072
                                      --------                     --------                      --------
Total assets                          $763,945                     $721,049                      $688,377
                                      ========                     ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing transaction
   deposits                           $123,369   $2,209     1.79%  $129,530    $2,357     1.82%  $120,159    $2,560    2.13%
Savings deposits                        57,073    1,659     2.91%    48,814     1,068     2.19%    44,759     1,101    2.46%
Money market deposits                  136,585    5,095     3.73%   137,494     4,019     2.92%   129,693     3,710    2.86%
Time deposits                          288,125   15,670     5.44%   255,154    11,316     4.43%   267,862    12,226    4.56%
Short-term borrowings:
   Federal funds purchased
   and repurchase agreements            14,269      889     6.23%    17,330       703     4.06%     3,121        94    3.00%
   Other                                 8,428      716     8.50%     6,398       463     7.25%     6,570       394    6.00%
Long-term debt                           5,000      277     5.54%     5,127       286     5.56%     3,981       278    6.99%
                                      --------------------------------------------------------------------------------------
Total interest-bearing liabilities    $632,849  $26,515     4.19%  $599,847   $20,212     3.37%  $576,145   $20,363    3.54%
                                      ======================================================================================
Net interest spread                                         3.80%                         4.02%                        4.06%
                                                            =====                         =====                        =====
Demand deposits                         63,165                       58,906                        55,249
0ther liabilities                        4,630                        4,133                         3,901
   Stockholders' equity                 63,301                       58,163                        53,082
                                      --------                     --------                      --------
Total liabilities and
   Stockholders' equity               $763,945                     $721,049                      $688,377
                                      ========                     ========                      ========
Interest income/earning assets(1)     $699,567  $55,864     7.99%  $655,328   $48,424     7.39%  $622,453   $47,295    7.60%
Interest expense/earning assets        699,567   26,515     3.79%   655,328    20,212     3.09%   622,453    20,363    3.27%
                                      --------------------------------------------------------------------------------------
Net interest margin(1)                          $29,349     4.20%             $28,212     4.30%             $26,932    4.33%
                                                =================             =================             ================


(1) On a tax equivalent basis, assuming a federal income tax rate of 35% for 1995 and 1994 and 34% for 1993
(2) Non-accrual loans have been included in average loans, net of unearned discount

CHANGES IN NET INTEREST INCOME


                                                                            Years Ended December 31, 1995, 1994 and 1993
                                                              ---------------------------------------------------------------------
                                                              Year 1995 vs 1994 Change due to(1)  Year 1994 vs 1993 Change due to(1)
                                                              ---------------------------------------------------------------------
                                                                Average    Average     Total      Average      Average      Total
                                                                Volume    Yield/Rate   Change     Volume      Yield/Rate    Change
                                                              ---------------------------------------------------------------------
                                                                                         (dollars in thousands)
Increase (decrease) in interest income:
  Interest earning bank deposits                                  $0          $0         $0        $(23)          $0        $(23)
  Federal funds sold                                             508         154        662        (195)         115         (80)
  Investment securities:
     U.S. Government obligations                                 103         404        507      (1,067)        (938)     (2,005)
     States and political subdivisions(2)                        192          47        239         (35)         (49)        (84)
  Other securities                                              (110)         17        (93)         66         (105)        (39)
  Loans(2)                                                     2,734       3,391      6,125       4,341         (981)      3,360
                                                              ---------------------------------------------------------------------
Change in interest income(2)                                  $3,427      $4,013     $7,440      $3,087       (1,958)     $1,129
                                                              =====================================================================
Increase (decrease) in interest expense:
  Interest bearing transaction deposits                        $(111)       $(37)     $(148)       $233        $(436)      $(203)
  Savings deposits                                               201         390        591         150         (183)        (33)
  Money market deposits                                          (26)      1,102      1,076         227           82         309
  Time deposits                                                1,582       2,772      4,354        (570)        (340)       (910)
  Federal funds purchased and
     repurchase agreements                                       (92)        278        186         565           44         609
  Other                                                          164          89        253         (10)          79          69
  Long-term debt                                                  (7)         (2)        (9)         25          (17)          8
                                                              ---------------------------------------------------------------------
  Change in interest expense                                  $1,711      $4,592     $6,303        $620        $(771)      $(151)
                                                              ---------------------------------------------------------------------
  Increase (decrease) in net interest income(2)               $1,716       $(579)    $1,137      $2,467       (1,187)     $1,280
                                                              =====================================================================

  Percentage increase in net interest
     income over prior period                                                         4.0%                                  4.8%
                                                                                      ====                                  ====

(1) Changes due to both rate and volume have been allocated proportionally

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1995 and 1994 and 34% for 1993

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are presented beginning on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 3, 4 and 5 of the 1996 Proxy Statement.

(b) Executive Officers of the Registrant. Incorporated by reference is the information set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference is the information set forth on pages 8 through 12 of the 1996 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation" and "Company Performance").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference is the information set forth on pages 6 and 7 of the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference is the information set forth on page 13 of the 1996 Proxy Statement.

                                   PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit                                                                            Sequentially
Number                  Description of Exhibit                                     Numbered Page
--------                ----------------------                                     -------------

3.1     Certificate of Incorporation of First Busey Corporation (filed as
        Appendix B to First Busey's definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

3.2 By-Laws of First Busey Corporation (filed as Appendix C to First Busey's definitive proxy statement filed with the Commission on April 5, 1993
        (Commission File No. 0-15950), and incorporated herein by reference)

10.1*   First Busey Corporation 1993 Restricted Stock Award Plan (filed as
        Appendix E to First Busey's definitive proxy statement filed with the
        Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2*   First Busey Corporation 1986 Stock Option Plan (filed as Exhibit 10.2 to
        First Busey's Registration Statement on Form S-1 (Registration No. 33-13973),
        and incorporated herein by reference)

10.3*   First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit
        10.3 to First Busey's Registration Statement on Form S-1 (Registration
        No. 33-13973), and incorporated herein by reference)

10.4    Mortgage on County Plaza Building (filed as Exhibit 10.4 to First Busey's
        Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference

10.5    Affiliation Agreement dated October 13, 1988 between Community Bank of
        Mahomet and CBM Bank, Mahomet and joined in by First Busey Corporation
        (filed as Exhibit 2.1 to First Busey's Registration Statement on Form S-4
        (Registration No. 33-25159), and incorporated herein by reference)

10.6    Merger Agreement dated October 13, 1988 between Community Bank of Mahomet and CBM Bank, Mahomet and joined in by First Busey Corporation (filed as
        Exhibit 2.2 to First Busey's Registration Statement on Form S-4 (Registration
        No. 33-25159), and incorporated herein by reference)

10.7*   First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey's Annual Report on Form 10-K for the fiscal year ended  December
        31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.8*   First Busey Corporation 1988 Stock Option Plan (filed as Exhibit 10.8 to
        First Busey's Annual Report on Form 10-K for the fiscal year ended December
        31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.9    Affiliation Agreement dated as of April 10, 1989 between First Busey Corporation and St. Joseph Bancorp, Inc. (filed as Exhibit 2.1 to First Busey's Corporation
        Statement on Form S4 (Registration No. 33-28926), and incorporated herein by reference)

10.10   Agreement and Plan of Merger dated April 10, 1989 between First Busey Corporation and St. Joseph Bancorp, Inc. (filed as Exhibit 2.2 to First Busey's Registration Statement on Form S-4 (Registration No 33-28926), and incorporated herein by reference)

Exhibit                                                                                                     Sequentially
Number                  Description of Exhibit                                                              Numbered Page
-------                 ----------------------                                                              -------------

10.11  Affiliation Agreement dated as of October 2, 1992 between First Busey Corporation and Empire Capital Corporation (filed as Exhibit 2.1 to First Busey's Registration Statement on Form S-4 (Registration No. 33-54664), and incorporated herein by reference)


10.12  Agreement and Plan of Merger dated as of October 2, 1992 between First Busey Corporation and Empire Capital Corporation (filed as Exhibit 2.2 to First Busey's Registration Statement on Form 5-4 (Registration No. 33-54664), and incorporated herein by reference)

10.13* First Busey Corporation Executive Deferred Compensation Plan (filed as Exhibit 10.13 to First Busey's Annual Report on Form 10-K for the fiscal year ending December 31,
       1993 and incorporated herein by reference)

10.14* First Busey Corporation Director Deferred Compensation Plan (filed as Exhibit 10.14 to First Busey's Annual Report on Form 10-K for the fiscal year ending December 31,
       1993 and incorporated herein by reference)

10.15* Split-dollar Life Insurance Policy on Douglas C. Mills and Linda M. Mills (filed as Exhibit 10.15 to First Busey's Annual Report on Form 10-K for the fiscal year ending
       December 31, 1993 and incorporated herein by reference)

10.16* Split-dollar Life Insurance Policy on Edwin A. Scharlau (filed as Exhibit 10.16 to First Busey's Annual Report on Form 10-K for the fiscal year ending
       December 31, 1994 and incorporated herein by reference)

10.17* Split-dollar Life Insurance Policy on P. David Kuhl (filed as Exhibit 10.17 to First Busey's Annual Report on Form 10-K for the fiscal year ending December 31,
       1994 and incorporated herein by reference)

21.1   List of Subsidiaries of First Busey Corporation

23.1   Consent of Independent Public Accountants

       *Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.


FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.

            FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----------
Consolidated Balance Sheets                                                 F-2
Consolidated Statements of Income                                           F-3 to F-4
Consolidated Statements of  Stockholders' Equity                            F-5 to F-7
Consolidated Statements of Cash Flows                                       F-8 to F-9
Notes to Consolidated Financial Statements                                  F-10 to F-32
Management Report, Effectiveness of the Internal Control Structure          F-34
Independent Auditor's Report                                                F-35


REPORTS ON FORM 8-K
     No reports on Form 8-K have been filed for or on behalf of First Busey Corporation during the last quarter or the period covered by this Form 10-K.

FORM S-8 UNDERTAKING
     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the registrant's Registration Statement on Form S-8 File No. 33-30095.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of the expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 18, 1996.

                                              FIRST BUSEY CORPORATION
                                              BY //DOUGLAS C. MILLS//
                                                 --------------------
                                              Douglas C. Mills
                                              Chairman of the Board, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1996.


         SIGNATURE                    TITLE

      //DOUGLAS C. MILLS//           Chairman of the Board, President and
      ------------------------       Chief Executive Officer
      Douglas C. Mills               (Principal Executive Officer)

      //SCOTT L. HENDRIE//           Senior Vice President and Chief
      ------------------------       Financial Officer
      Scott L. Hendrie               (Principal Financial Officer)

      //JOSEPH M. AMBROSE//          Director
      ------------------------
      Joseph M. Ambrose

      //T.O. DAWSON//                Director
      ------------------------
      T. O. Dawson

      //E. PHILLIPS KNOX//           Director
      ------------------------
      E. Phillips Knox

      //JOHN W. POLLARD//            Director
      ------------------------
      John W. Pollard

      //EDWIN A. SCHARLAU II//       Director
      ------------------------
      Edwin A. Scharlau II

      //ARTHUR R. WYATT//            Director
      ------------------------
      Arthur R. Wyatt

                            FIRST BUSEY CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                                    CONTENTS


--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                              1
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                         2
      Consolidated Statements of Income                             3 and 4
      Consolidated Statements of Stockholders' Equity                 5 - 7
      Consolidated Statements of Cash Flows                         8 and 9
      Notes to Consolidated Financial Statements                    10 - 33
--------------------------------------------------------------------------------

INTERNAL CONTROL STRUCTURE REPORTS

Management Report - Effectiveness of the
      Internal Control Structure                                         34
      Independent Accountant's Report                                    35
--------------------------------------------------------------------------------

                        [McGLADREY & PULLEN, LLP LOGO]

                         INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois


     We have audited the accompanying consolidated balance sheets of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



McGLADREY & PULLEN, LLP


Champaign, Illinois
February 2, 1996

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994



                ASSETS
                                                              1995      1994
                                                            --------  --------
                                                          (Dollars in thousands)

Cash and due from banks                                     $ 39,358  $ 31,326
Federal funds sold                                               650         -
Investment securities:
  Securities held to maturity (fair value 1995 $62,625;
   1994 $65,386)                                              61,501    66,507
  Securities available for sale                              223,016   144,018
 Loans held for sale (fair value 1995 $1,840; 1994 $8,234)     1,803     8,234
 Loans:
  Loans                                                      479,976   442,822
  Unearned interest                                              (7)       (5)
  Allowance for loan losses                                  (5,473)   (5,235)
                                                            --------  --------
                Net loans                                    474,496   437,582
 Premises and equipment                                       21,857    21,924
 Other assets                                                 21,985    18,868
                                                            --------  --------
                Total assets                                $844,666  $728,459
                                                            ========  ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
  Deposits:
   Non-interest bearing                                     $ 72,386  $ 66,435
   Interest bearing                                          672,511   569,259
                                                            --------  --------
                Total deposits                               744,897   635,694
  Short-term borrowings                                       21,674    25,560
  Long-term debt                                               5,000     5,000
  Other liabilities                                            5,317     3,189
                                                            --------  --------
                Total liabilities                           $776,888  $669,443
                                                            --------  --------
COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
 Preferred stock, no par value, 1,000,000 shares
 authorized, no shares issued                               $      -  $      -
 Common stock:
  Class A common stock, no par value, 10,000,000 shares
   authorized, 3,968,235 shares issued 1995 and 1994           5,291     5,291
  Class B common stock, no par value, 2,500,000 shares
   authorized, 750,000 shares issued 1995 and 1994             1,000     1,000
Surplus                                                       20,380    20,299
Retained earnings                                             42,474    37,639
Unrealized gain (loss) on investment securities
  available for sale, net                                      3,093      (842)
    Total stockholders' equity before treasury
     stock, unearned
    ESOP shares and deferred compensation for stock grants    72,238    63,387
Treasury stock, at cost, 176,930 shares 1995;
  166,834 shares 1994                                         (3,659)   (3,226)

Unearned ESOP shares and deferred compensation
  for stock grants                                              (801)   (1,145)
                                                            --------  --------
              Total stockholders' equity                     $67,778   $59,016
                                                            --------  --------
              Total liabilities and stockholders' equity    $844,666  $728,459
                                                            ========  ========


See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                1995     1994     1993
                                                                                ----     ----     ----
                                                                                 (Dollars in thousands,
                                                                                 except per share data)
Interest income:
Interest and fees on loans                                                     $39,763  $33,628  $30,274
Interest and dividends on investment securities:
Taxable interest income                                                         11,681   11,276   13,351
Non-taxable interest income                                                      2,034    1,877    1,961
  Dividends                                                                        132      123       92
Interest on deposits in other banks                                                  -        -       23
Interest on federal funds sold                                                     884      222      302
                                                                               -------  -------  -------
                          Total interest income                                $54,494  $47,126  $46,003
                                                                               -------  -------  -------

Interest expense:
Interest on deposits                                                           $24,632  $18,760  $19,597
Interest on short-term borrowings                                                1,606    1,166      488
Interest on long-term debt                                                         277      286      278
                                                                               -------  -------  -------
                          Total interest expense                               $26,515  $20,212  $20,363
                                                                               -------  -------  -------
                          Net interest income                                  $27,979  $26,914  $25,640
Provision for loan losses                                                          395      240    1,125
                                                                               -------  -------  -------
                          Net interest income after
                          provision for loan losses                            $27,584  $26,674  $24,515
                                                                               -------  -------  -------
Other income:
Service charges on deposit accounts                                             $2,705   $2,522   $2,328
 Trust                                                                           2,551    2,332    2,163
Commissions and brokers fees, net                                                  628      644      662
Other service charges and fees                                                     640      559      542
Security gains, net                                                                206      302      887
Trading security gains (losses), net                                                26     (188)      70
                            Gain on sales of pooled loans                          653      865    1,131
 Other                                                                           1,150      970      741
                                                                               -------  -------  -------
                          Total other income                                    $8,559   $8,006   $8,524
                                                                               -------  -------  -------
Other expenses:
Salaries and wages                                                             $10,462  $10,121   $9,632
Employee benefits                                                                2,084    1,896    1,916
Net occupancy expense of bank premises                                           1,977    1,826    1,844
Furniture and equipment expenses                                                 1,582    1,588    1,523
Data processing                                                                  1,745    1,179    1,271
 FDIC expense                                                                      874    1,441    1,355
Amortization of intangible assets                                                  860      860      992
Stationery, supplies and printing                                                  690      632      675
Foreclosed property write-down and expense                                         226       94      154
Write-down of real property                                                          -      350        -
 Other                                                                           3,569    3,113    3,513
                                                                               -------  -------  -------
                          Total other expenses                                 $24,069  $23,100  $22,875
                                                                               -------  -------  -------


                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                    1995     1994     1993
                                                                    ----     ----     ----
                                                                    (Dollars in thousands,
                                                                     except per share data)

              Income before income taxes                           $12,074  $11,580  $10,164
Income taxes                                                         3,299    3,342    2,800
                                                                   -------  -------  -------
              Net income                                           $ 8,775  $ 8,238  $ 7,364
                                                                   =======  =======  =======
Net income per share of common stock and common stock equivalents  $ 1.90   $  1.78  $  1.60
                                                                   =======  =======  =======



See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                 Unrealized                      Deferred
                                                                    Gain                         Compen-
                                                                  (Loss) on                      sation
                            Class A  Class B                     Securities            Unearned  for
                             Common   Common           Retained   Available  Treasury    ESOP    Stock
                             Stock    Stock   Surplus  Earnings    for Sale    Stock    Shares   Grants   Total
                            -------  -------  -------  --------  ----------  --------  --------  --------  -----
                                                 (Dollars in thousands except per share amounts)
Balance, December 31,
 1992                       $4,582  $1,000  $12,717    $29,221       $-       $(1,100)  $(1,800)      $-    $44,620
 Net income                      -       -        -      7,364        -             -         -        -      7,364
 Issuance of 532,080
  shares of Class A
  common stock                 709       -    7,449          -        -             -         -        -      8,158
 Purchase of 74,210
  shares for the
  treasury                       -       -        -          -        -        (1,311)        -        -     (1,311)
 Issuance of 47,514
  shares of
  treasury stock                 -       -       51          -        -           711         -      (86)       676
 Cash dividends -
  Class A common
   stock $.80 per
   share                         -       -        -     (3,027)       -             -         -        -     (3,027)
  Class B common
   stock $.73 per
   share                         -       -        -       (548)       -             -         -        -       (548)
Principal payments on
employee stock own-
  ership plan debt               -       -        -          -        -             -       400        -        400
                       -----------  ------  -------    -------      ---      --------  --------    -----    -------
Balance, December 31,
 1993                       $5,291  $1,000  $20,217    $33,010       $-      $ (1,700) $ (1,400)   $ (86)   $56,332

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                            Unrealized                      Deferred
                                                              Gain                          Compen-
                                                            (Loss) on                       sation
                       Class A  Class B                     Securities           Unearned   for
                       Common   Common           Retained   Available  Treasury  ESOP       Stock
                       Stock    Stock   Surplus  Earnings   for Sale     Stock   Shares     Grants     Total
                      -------  -------  -------  --------  ----------  --------  --------   --------   -----
                                         (Dollars in thousands except per share amounts)
Balance, December 31,
 1993                  $5,291  $1,000  $20,217    $33,010       $-       $(1,700)  $(1,400)   $(86)   $56,332
 Implementation of
  change in
  accounting
  principle for
  securities avail-
  able for sale             -       -        -          -    4,446             -         -       -      4,446
 Net income                 -       -        -      8,238        -             -         -       -      8,238
 Purchase of 75,200
  shares for the
  treasury                  -       -        -          -        -        (1,653)        -       -     (1,653)
 Issuance of 8,500
  shares of treasury
  stock                     -       -       82          -        -           127         -    (124)        85
 Cash dividends -
  Class A common
   stock $.80 per
   share                    -       -        -     (3,063)       -             -         -       -     (3,063)
  Class B common
   stock $.73 per
   share                    -       -        -       (546)       -             -         -       -       (546)
 Principal payments
  on employee stock
  ownership plan
  debt                      -       -        -          -        -             -       400       -        400
 Amortization of
  restricted stock
  issued under
  restricted stock
  award plan                -       -        -          -        -             -         -      65         65
 Change in unrealized
  (loss) on invest-
  ment securities
  available for sale,
  net                       -       -        -          -   (5,288)            -         -       -     (5,288)
                       ------  ------  -------    -------  -------      --------  --------  ------    -------
Balance, December 31,
 1994                  $5,291  $1,000  $20,299    $37,639   $ (842)     $ (3,226) $ (1,000) $ (145)   $59,016

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY   (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                           Unrealized                      Deferred
                                                              Gain                         Compen-
                                                            (Loss) on                      sation
                       Class A  Class B                     Securities           Unearned   for
                       Common   Common           Retained   Available  Treasury    ESOP    Stock
                       Stock    Stock  Surplus   Earnings   for Sale    Stock     Shares   Grants    Total
                      -------  -------  -------  --------  ----------  --------  --------  --------  -----
                                 (Dollars in thousands except per share amounts)
Balance, December 31,
 1994                  $5,291  $1,000  $20,299    $37,639    $ (842)   $ (3,226) $ (1,000)  $ (145)  $59,016
 Net income                 -       -        -      8,775         -           -         -        -     8,775
 Purchase of 28,096
  shares for the
  treasury                  -       -        -          -         -        (705)        -        -      (705)
 Issuance of 18,000
  shares of treasury
  stock                     -       -       81          -         -         272         -        -       353
 Cash dividends -
  Class A common
   stock $.88 per
   share                    -       -        -     (3,340)        -           -         -        -    (3,340)
  Class B common
   stock $.80 per
   share                    -       -        -       (600)        -           -         -        -      (600)
 Principal payments
  on employee stock
  ownership plan
  debt                      -       -        -          -         -           -       250        -       250
 Amortization of
  restricted stock
  issued under
  restricted stock
  award plan                -       -        -          -         -           -         -       94        94
 Change in unrealized
  gain on invest-
  ment securities
  available for sale,
  net                       -       -        -          -     3,935           -         -        -     3,935
                       ------  ------  -------    -------    ------    --------  --------   ------   -------
Balance, December 31,
 1995                  $5,291  $1,000  $20,380    $42,474    $3,093    $ (3,659)   $ (750)  $  (51)  $67,778
                       ======  ======  =======    =======    ======    ========  ========   ======   =======



     See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                             1995       1994     1993
                                                                             ----       ----     ----
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $    8,775  $   8,238  $  7,364
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                              2,801      2,505     2,502
  Write-down on real property                                                    -        350         -
  Provision for loan losses                                                    395        240     1,125
  Provision for deferred income taxes                                         (705)      (182)     (403)
  Amortization of investment security discounts                               (820)      (214)     (183)
  Gain on sales of investment securities, net                                 (206)      (302)     (887)
  Proceeds from sales of pooled loans                                       34,223     43,333    65,735
  Loans originated for sale                                                (27,139)   (35,059)  (80,247)
  Gain on sales of pooled loans, net                                          (653)      (865)   (1,131)
  (Gain) loss on sales and dispositions of premises and equipment                8        (40)       39
  Change in assets and liabilities:
   (Increase) decrease in other assets                                      (4,682)      (595)    1,227
   Increase in accrued expenses                                                415        202        44
   Increase (decrease) in interest payable                                   1,903        121      (422)
   (Decrease) in income taxes payable                                         (190)       (86)      172
                                                                        ----------  ---------  --------
               Net cash provided by (used in) operating activities      $   14,125  $  17,646  $ (5,065)
                                                                        ----------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in interest-earning deposits in other banks                   $        -  $       -    $1,000
 Proceeds from sales of investment securities held to maturity                   -         60    51,491
 Proceeds from maturities of investment securities held to maturity         14,360     27,704    48,859
 Purchase of investment securities to be held to maturity                   (8,929)   (34,125)  (71,972)
 Proceeds from sales of investment securities available for sale            55,189     48,824         -
 Proceeds from maturities of investment securities available for sale      101,722     27,721         -
 Purchase of investment securities available for sale                     (229,274)   (51,110)        -
 (Increase) decrease in federal funds sold                                    (650)     3,025     4,750
 Increase in loans                                                         (37,998)   (46,513)  (39,283)
 Purchases of premises and equipment                                        (1,788)    (2,765)   (2,413)
 Proceeds from sales of premises and equipment                                   -        184        87
 Purchase of Empire Capital Corporation, net of cash and due from
  banks acquired                                                                 -          -     1,876
                                                                        ----------  ---------  --------
               Net cash (used in) investing activities                  $ (107,368) $ (26,995) $ (5,605)
                                                                        ----------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in certificates of deposit                     $   24,233  $ (19,686) $ (3,926)
 Net increase in demand deposits, money market and savings accounts          6,982     18,962    11,440
 Certificates of deposit assumed from First of America                      67,506          -         -
 Demand deposits, money market and savings accounts assumed from
  First of America                                                          10,482          -         -
 Cash dividends paid                                                        (3,940)    (3,609)   (3,575)
 Purchase of treasury stock                                                   (705)    (1,653)   (1,311)
 Proceeds from sale of treasury stock                                          353         85       676
 Proceeds from short-term notes payable                                      5,750      3,300     4,100
 Proceeds from long-term debt                                                    -          -     6,700
 Principal payments on short-term notes payable                             (1,250)    (3,800)   (4,600)
 Principal payments on long-term debt                                            -     (1,645)   (3,393)
 Net increase (decrease) in federal funds purchased, repurchase
  agreements and federal reserve discount obligations                       (8,136)    19,550       290
                                                                        ----------  ---------  --------
               Net cash provided by financing activities                $  101,275  $  11,504  $  6,401
                                                                        ----------  ---------  --------

                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                 1995         1994          1993
                                                                                 ----         ----          ----
                                                                                      (Dollars in thousands)

                  Net increase (decrease) in cash and due from banks           $ 8,032      $ 2,155       $ (4,269)

Cash and due from banks, beginning                                              31,326       29,171         33,440
                                                                               -------      -------       --------
Cash and due from banks, ending                                                $39,358      $31,326       $ 29,171
                                                                               =======      =======       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
 Interest                                                                      $25,795      $20,091       $ 20,785
                                                                               =======      =======       ========
 Income taxes                                                                  $ 3,894      $ 3,564       $  3,130
                                                                               =======      =======       ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
 Other real estate acquired in settlement of loans                             $   689      $   748       $     80
                                                                               =======      =======       ========
 Reduction in ESOP debt                                                        $   250      $   400       $    400
                                                                               =======      =======       ========
 Change in unrealized gain (loss) on investment securities available
  for sale                                                                     $ 6,034      $(1,275)      $      -
                                                                               =======      =======       ========
 (Decrease) increase in deferred income taxes attributable to the
  unrealized (gain) loss on investment securities available for sale           $(2,099)     $   433       $      -
                                                                               =======      =======       ========
 Acquisition of Empire Capital Corporation and subsidiary                      $     -      $     -       $  8,446
                                                                               =======      =======       ========
 Assets acquired:
  Cash and due from banks                                                      $     -      $     -       $  2,164
  Federal funds sold                                                                 -            -          3,275
  Investment securities                                                              -            -         28,093
  Loans                                                                              -            -         28,298
  Premises and equipment                                                             -            -            452
  Other assets                                                                       -            -          3,156

 Liabilities assumed:
  Deposits                                                                           -            -        (56,487)
  Other liabilities                                                                  -            -           (505)
                                                                               -------      -------        -------
                                                                               $     -      $     -        $ 8,446
 Value of stock issued in connection with the acquisition of Empire Capital
  Corporation                                                                        -            -         (8,158)
                                                                               -------      -------        -------
    Cash paid to Empire Capital Corporation shareholders and
     acquisition costs                                                         $     -      $     -        $   288
                                                                               =======      =======        =======



See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

     Description of business:

              First Busey Corporation (the Corporation) is a holding company whose two bank subsidiaries provide a full range of banking services to individual and corporate customers through their seventeen locations throughout central Illinois. The Banks are subject to competition from other financial institutions and nonfinancial institutions providing financial products. First Busey Securities, Inc. offers security broker/dealer services, and First Busey Trust and Investment Co. provides investment management and fiduciary services to institutional, corporate and personal trust clients. First Busey Corporation, the Banks, First Busey Securities, Inc. and First Busey Trust and Investment Co. are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

              The consolidated financial statements of First Busey Corporation have been prepared in conformity with generally accepted accounting principles and conform to predominate practice within the banking industry.

     Basis of consolidation:

              The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiary: First Busey Securities, Inc.; Busey Bank of McLean County; First Busey Trust and Investment Company; First Busey Resources, Inc. and First Busey Information Services. All material intercompany balances and transactions have been eliminated in consolidation.

     Use of estimates in preparation of financial statements:

              In preparing the consolidated financial statements, Corporation management is required to make estimates and assumptions which significantly affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual results could differ from those estimates.

     Trust assets:

              Other than trust cash on deposit at the Corporation's bank subsidiaries, trust assets are not included in the accompanying consolidated financial statements because they are not assets of the Corporation.

     Cash flows:

              For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds purchased and sold are reported net, since their original maturities are less than three months.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Securities:

              The Corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.

              Securities classified as held maturity are those debt securities the Corporation has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount which are recognized in interest income using the interest method over the period to maturity.

              Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between fair value and amortized cost results in an unrealized gain or loss. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

              Securities purchased with the intent to earn a profit by trading or reselling them in a short period of time are classified as trading securities and are carried at fair value. Realized and unrealized gains and losses are included in income. At December 31, 1995 and 1994, there were no securities classified in this category.

              In 1993, investment securities were stated at cost, adjusted for amortization of premiums and accretion of discounts, using the interest method, over the period to maturity. Realized gains and losses on the sale of securities were determined on the basis of the specific securities sold and were included in earnings.

     Loans:

              Unearned interest on discounted loans is credited to income over the duration of the loans using the interest method. For all other loans, interest is credited to income as earned using the simple interest method applied to the daily balances of principal outstanding.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              On January 1, 1995, the Corporation adopted Financial
              Accounting Standards Board Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by FAS 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Banks will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The change in the present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.

              The accrual of interest income on impaired loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

     Loans held for sale:

              Loans held for sale at December 31, 1995 consist of fixed rate mortgage loans conforming to established guidelines and held for sale to the secondary mortgage market. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair value.

              Loans held for sale at December 31, 1994 consist of certain student loans with limited salability. These loans are carried at the lower of aggregate cost or estimated fair value.

     Allowance for loan losses:

              The allowance for loan losses is maintained at a level considered adequate by management to provide for known and inherent risks in the loan portfolio. The allowance is increased by provisions charged to operating expense and by recoveries applicable to loans previously charged to the allowance and is reduced by loan balances which are considered uncollectible. The allowance is based upon continuous credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, review of specific problem loans and other factors which, in management's opinion, deserve current recognition in estimating loan losses.

              In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectibility based on information available to them at the time of their examination.

     Premises and equipment:

              Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other real estate owned:

              Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.

     Amortization:

              The excess of the purchase price of subsidiaries over the fair value of identifiable assets acquired, which excess aggregated approximately $10,480,000, is amortized using the straight-line method over 15 years. Amortization of this excess is $479,000, $479,000 and $460,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Accumulated amortization at December 31, 1995, is $3,301,000.

              Core deposit and other identifiable intangible assets which aggregated approximately $4,917,000 are amortized on an accelerated basis over the estimated periods benefited. Amortization of these intangibles is $381,000, $381,000 and $532,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Accumulated amortization at December 31, 1995 is $1,833,000.

              The Corporation reviews its intangible assets periodically to determine potential impairment by comparing the carrying value of the intangibles with the anticipated future cash flows of the related businesses.

     Income taxes:

              The Corporation and its subsidiaries file consolidated
              Federal and State income tax returns with each organization computing its taxes on a separate entity basis. The provision for income taxes is based on income as reported in the financial statements.

              Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Earnings per common share and common share equivalents:

              Earnings per share are computed by dividing net income by the weighted average number of shares outstanding as increased by common stock equivalents. This increase is the number of shares issuable upon exercise of stock options less common shares assumed to have been purchased by the Corporation with the proceeds received upon exercise. Certain options are not included in computing the common stock equivalents because their inclusion would have an antidilutive effect.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              The weighted average number of shares used in computing earnings per share are:


                      Year ended December 31, 1995  4,607,497
                                                    =========
                      Year ended December 31, 1994  4,629,182
                                                    =========
                      Year ended December 31, 1993  4,595,858
                                                    =========

     Reclassifications:

              Certain reclassifications have been made to the balances as of and for the years ended December 31, 1994 and 1993 to be consistent with the classifications adopted for 1995.

     Accounting for mortgage servicing rights:

              In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights." FAS 122 requires the Bank to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired.
              If the Bank acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained, the Bank should allocate the total cost of the mortgage loans to mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The mortgage servicing rights should be amortized in proportion to and over the period of estimated net servicing income.

              FAS 122 is effective for fiscal years beginning after December 15, 1995.

              The Company believes the adoption of FAS 122 will not have a material impact on its consolidated financial statements.

     Accounting for stock based compensation:

              In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (FAS
              123), "Accounting for Stock Based Compensation". FAS 123 encourages, but does not require, accounting for stock based compensation awards on the basis of fair value at the date the awards are granted. The fair value of the award is included in expense on the statement of income. Companies that do not adopt FAS 123 will be required to disclose what net income and earnings per share would have been, had they adopted FAS 123.

              FAS 123 is effective for fiscal years beginning after December 15, 1996.

              The Corporation does not intend to adopt FAS 123.

NOTE 2.  CASH AND DUE FROM BANKS

         The Corporation's banking subsidiaries are required to maintain certain
         average cash reserve balances with the Federal Reserve Bank    of
         Chicago, which may be offset by cash on hand. The reserve balances as of December 31, 1995 and 1994 were approximately $12,846,000 and $12,397,000, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3. SECURITIES

            The amortized cost and fair values of securities held to maturity are summarized as follows:

                                       Held to Maturity
                                       December 31, 1995
                           ------------------------------------------
                                         Gross       Gross
                           Amortized  Unrealized  Unrealized   Fair
                             Cost        Gains      Losses     Value
                           ---------  ----------  ----------  -------
                                     (Dollars in thousands)

U.S. Treasury securities
  and obligations of
  U.S. government corpor-
  ations and agencies       $13,198      $    3    $    233    $12,968
Obligations of states and
  political subdivisions     37,043       1,079          59     38,063
Corporate securities          7,147         195           -      7,342
Mortgage-backed securities    4,113         139           -      4,252
                            -------      ------    --------    -------

                            $61,501      $1,416    $    292    $62,625
                            =======      ======    ========    =======
                                        Held to Maturity
                                        December 31, 1994
                           -------------------------------------------
                                        Gross       Gross
                           Amortized Unrealized   Unrealized      Fair
                             Cost       Gains       Losses       Value
                           --------- ----------   ----------    -------
                                     (Dollars in thousands)
U.S. Treasury securities
  and obligations of
  U.S. government corpor-
  ations and agencies       $17,031    $      5      $965      $16,071
Obligations of states and
  political subdivisions     32,957         420       390       32,987
Corporate securities         11,145          25       148       11,022
Mortgage-backed securities    5,374          36       104        5,306
                            -------    --------    ------      -------
                            $66,507    $    486    $1,607      $65,386
                            =======    ========    ======      =======

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            The amortized cost and fair value of securities available for sale are summarized as follows:

                                      Available for Sale
                                      December 31, 1995
                         -----------------------------------------
                                       Gross       Gross
                         Amortized  Unrealized  Unrealized    Fair
                            Cost       Gains      Losses     Value
                         ---------  ----------  ----------   -----
                                   (Dollars in thousands)
U.S. Treasury securities
  and obligations of
  U.S. government corpor-
  ations and agencies      $212,797    $1,169    $    104  $213,862
Obligations of states and
  political subdivisions        200         2           -       202
Corporate securities            721        13           4       730
Equity securities             3,906     3,726          43     7,589
Other debt securities           633         -           -       633
                           --------    ------    --------  --------
                           $218,257    $4,910    $    151  $223,016
                           ========    ======    ========  ========

                                     Available for Sale
                                     December 31, 1994
                         ----------------------------------------
                                       Gross       Gross
                         Amortized  Unrealized  Unrealized   Fair
                            Cost       Gains      Losses    Value
                         ---------  ----------  ----------  -----
                                    (Dollars in thousands)
U.S. Treasury securities
  and obligations of
  U.S. government corpor-
  ations and agencies      $140,138    $   56    $2,470   $137,724
Corporate securities            720         -        28        692
Equity securities             3,989     1,644       477      5,156
Other debt securities           446         -         -        446
                           --------    ------    ------   --------
                           $145,293    $1,700    $2,975   $144,018
                           ========    ======    ======   ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The amortized cost and fair value of securities as of December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the mortgage-backed securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.


                                Held to Maturity       Available for Sale
                                ----------------       ------------------
                                Amortized   Fair       Amortized    Fair
                                  Cost      Value         Cost      Value
                                ---------   -----      ---------    -----
                              (Dollars in thousands) (Dollars in thousands)
         Due in one year or less  $9,872   $ 9,906     $160,392  $160,740
         Due after one year
           through five years      30,139   30,519       53,713    54,438
         Due after five years
           through ten years       13,801   14,331          246       249
         Due after ten years        3,576    3,617            -         -
                                  -------  -------     --------  --------
                                  $57,388  $58,373     $214,351  $215,427
         Mortgage-backed
           securities               4,113    4,252            -         -
                                  -------  -------     --------  --------

                                  $61,501  $62,625     $214,351  $215,427
                                  =======  =======     ========  ========


            Gains and losses related to sales of securities for the years ended December 31, 1995, 1994 and 1993 are summarized as follows (in thousands):


                                         1995       1994       1993
                                      ---------  ---------  ----------

               Gross security gains   $     351  $     374  $    1,091
               Gross security losses        145         72         204
                                      ---------  ---------  ----------

                 Net security gains   $     206  $     302  $      887
                                      =========  =========  ==========


            Investment securities with carrying values of $141,602,000 and $116,607,000 on December 31, 1995 and 1994, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  LOANS

         The composition of net loans is as follows:



                                                 December 31,
                                            ---------------------
                                               1995       1994
                                            ---------- ----------
                                            (Dollars in thousands)
                Commercial                   $ 55,687  $ 57,878
                Real estate construction       25,566    21,759
                Real estate - farmland         11,162    11,769
                Real estate - mortgage        332,614   303,046
                Installment                    42,353    35,620
                Agricultural                   12,594    12,750
                                             --------  --------
                                             $479,976  $442,822
                                             --------  --------

                Less:
                  Unearned interest          $      7  $      5
                  Allowance for loan losses     5,473     5,235
                                             --------  --------
                                               $5,480  $  5,240
                                             --------  --------
                  Net loans                  $474,496  $437,582
                                             ========  ========


            The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $93,478,000 and $95,240,000 as of December 31, 1995 and 1994,
            respectively.

            The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $155,370,000 and $135,335,000 as of December 31, 1995 and 1994, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities compare favorably with the Corporation's credit loss experience on its loan portfolio as a whole.

            The following table presents data on impaired loans at December 31, 1995:


            Impaired loans for which an allowance has been provided                           $           -
            Impaired loans for which no allowance has been provided                           $         410
                                                                                              -------------
            Total loans determined to be impaired                                             $         410
                                                                                              =============
            Allowance for loan loss for impaired loans included in the
            allowance for loan losses                                                         $           -
                                                                                              =============
              Average recorded investment in impaired loans                                   $         480
                                                                                              =============
              Interest income recognized from impaired loans                                  $           -
                                                                                              =============
              Cash basis interest income recognized from impaired loans                       $          37
                                                                                              =============

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Non-accruing loans were $636,000 and $247,000 on December 31, 1994 and 1993, respectively. The gross interest income that would have been recorded in the years ended December 31, 1994 and 1993 if the nonaccrual and restructured loans had been current in accordance with their original terms was $47,000 and $22,000, respectively. The amount of interest collected on these loans that was included in interest income for the year ended December 31, 1994 was $38,000. There was no interest collected on these loans for the year ended December 31, 1993.


NOTE 5.  ALLOWANCE FOR LOAN LOSSES

         Changes in the allowance for loan losses were as follows:

                                                     Years Ended December 31,
                                               -----------------------------------
                                                  1995         1994        1993
                                               ----------   ----------  ----------
                                                     (Dollars in thousands)
             Balance, beginning of year        $    5,235  $    5,205  $    4,456
               Addition due to acquisition
                 of Busey Bank of McLean
                 County                                 -           -         422
               Provision charged to operating
                 expense                              395         240       1,125
               Recoveries applicable to loan
                 balances previously charged
                 off                                  523         295         333
                                               ----------  ----------  ----------
                                               $    6,153  $    5,740  $    6,336
               Loan balances charged off              680         505       1,131
                                               ----------  ----------  ----------
             Balance, ending of year           $    5,473  $    5,235  $    5,205
                                               ==========  ==========  ==========


NOTE 6.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                 December 31,
                                              -----------------
                                                1995     1994
                                              -------- --------
                                            (Dollars in thousands)
                Land                           $ 5,173  $ 5,109
                Buildings and improvements      21,238   20,331
                Furniture and equipment          7,902    7,211
                                               -------  -------
                                               $34,313  $32,651
                Less accumulated depreciation   12,456   10,727
                                               -------  -------
                                               $21,857  $21,924
                                               =======  =======

            Depreciation expense was $1,847,000, $1,580,000 and $1,510,000 for the years ending December 31, 1995, 1994 and 1993, respectively.

            The Corporation reduced the carrying value of the Busey Plaza Building, a fully leased 90,000 square foot office building located in downtown Urbana, by recording a $350,000 write-down in other operating expenses in 1994. This write-down had the effect of stating the building at its net realizable value. The building is carried at a book value of $5,092,000 at December 31, 1995.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   SHORT-TERM BORROWINGS

          Short-term borrowings are summarized as follows:

                                                            December 31,
                                                          ---------------
                                                           1995     1994
                                                          ------   ------
                                                       (Dollars in thousands)
           Notes payable:
             American National Bank of Chicago, 7.4375%,
               due January 31, 1996, collateralized
               by all of the capital stock of Busey
               Bank, a subsidiary                         $ 8,500  $ 4,000
             American National Bank of Chicago, 7.225%,
               due January 31, 1996, collateralized
               by 36,905 shares of First Busey Corpor-
               ation Class A common stock owned by
               employee stock ownership plan                  375      500
             American National Bank of Chicago, 7.4375%,
               due January 31, 1996, collateralized
               by 36,905 shares of First Busey Corpor-
               ation Class A common stock owned by
               employee stock ownership plan                  375      500
           Federal funds purchased and securities sold
             under agreements to repurchase                12,101   20,430
           U.S. Treasury Note accounts                        323      130
                                                          -------  -------
                                                          $21,674  $25,560
                                                          =======  =======

            The Corporation has a $10,000,000 line of credit with American National Bank of Chicago with $1,500,000 available as of December 31, 1995.

            In accordance with the consensus reached on Issue Number 89-10 at the June 1989 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force, the Company has recorded the debt of the employee stock ownership plan (ESOP), which totalled $750,000 and $1,000,000 at December 31, 1995 and 1994, respectively as short-term borrowings and a reduction of stockholders' equity.

NOTE 8.   LONG-TERM DEBT

          Long-term debt is summarized as follows:

                                                              December 31,
                                                         ---------------------
                                                            1995       1994
                                                         ----------  ---------
                                                         (Dollars in thousands)
          Note payable, Federal Home Loan Bank of
           Chicago, 5.46%, monthly installments
           of interest through June 25, 1998,
           balance due June 25, 1998,
           collateralized by all unpledged
           U.S. Treasury and U.S. Agency
           securities, first mortgages
           on residential real estate and
           Federal Home Loan Bank stock                   $    5,000  $    5,000
                                                          ==========  ==========

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9.     INCOME TAXES

            The components of income tax expense consist of:


                                                 Years Ended December 31,
                                           ---------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ---------
                                                  (Dollars in thousands)
               Current                     $    4,004  $    3,524  $   3,203
               Deferred                          (705)       (182)      (403)
                                           ----------  ----------  ---------
                 Total income tax expense  $    3,299  $    3,342     $2,800
                                           ==========  ==========  =========

            A reconciliation of federal income taxes at statutory rates to the income taxes included in the statements of income is as follows:


                                       Years Ended December 31,
                           ----------------------------------------------
                                 1995            1994           1993
                           --------------  --------------  --------------
                                     % of            % of            % of
                                   Pretax          Pretax          Pretax
                           Amount  Income  Amount  Income  Amount  Income
                           ------  ------  ------  ------  ------  ------
                                       (Dollars in thousands)
            Income tax
             at statu-
             tory rate     $ 4,226  35.0%  $4,053   35.0%  $3,456    34.0%
            Effect of:
             Benefit of
               income
               taxed at
               lower
               rates          (100) (0.9)    (100)  (0.9)       -       -
             Tax-exempt
               interest,
               net            (788) (6.5)    (744)  (6.3)    (772)   (7.6)
             Amortization
             of purchase
               premium         170   1.4      165    1.4      210     2.1
             Other            (209) (1.7)     (32)  (0.3)     (94)   (0.9)
                            ------  ----   ------   ----   ------  ------
                            $3,299  27.3%  $3,342   28.9%  $2,800    27.6%
                            ======  ====   ======   ====   ======  ======

            Income taxes related to realized gains on sales of securities were $72,000, $106,000, and $302,000 for the years ended December 31,
            1995, 1994 and 1993, respectively.

            The net deferred tax asset, included in other assets, in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:


                                                1995        1994
                                              --------    --------
                                             (Dollars in thousands)
            Deferred tax liability            $(2,325)    $  (802)
            Deferred tax asset                  3,269       3,136
            Valuation allowance for deferred
              tax assets                         (481)       (477)
                                              -------     -------
            Net deferred tax asset            $   463     $ 1,857
                                              =======     =======

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           The tax effects of principal temporary differences are shown in the following table:

                                                               1995      1994
                                                             --------  --------
                                                            (Dollars in thousands)
           Investment securities:
             Unrealized (gain) loss on securities
               available for sale                             $(1,666) $  433
             Other                                                219     214
           Basis in property and equipment                       (567)   (570)
           Allowance for loan losses                            2,156   2,002
           Property acquired in settlement of loans                79      40
           Loans held for sale                                     15       -
           Basis in deposit intangibles                           298       -
           Deferred loan fees                                       -      (8)
           Deferred compensation                                  275     169
           Performance/restricted stock                            29      (8)
           State net operating loss carryforward                  198     278
           Other                                                  (92)   (216)
                                                             --------  ------
                                                             $    944  $2,334
           Valuation allowance for state income taxes            (481)   (477)
                                                             --------  ------
                                                             $    463  $1,857
                                                             ========  ======

            State net operating loss carryforwards of approximately $4,242,000 are available to offset future taxable income. The carryforwards expire as follows: 2005 - $870,000; 2006 - $2,465,000; 2007 -
            $860,000 and 2008 - $47,000.

NOTE 10.    EMPLOYEE BENEFIT PLANS

            The Corporation established the First Busey Corporation Employees' Stock Ownership Plan (ESOP) as of January 1, 1984. All full time employees who meet certain age and length of service requirements are eligible to participate in the ESOP which purchased common shares of the Corporation using the proceeds of bank borrowings secured by the stock. The borrowings are to be repaid using fully deductible contributions to the trust fund. As the ESOP makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employee's accounts in accordance with applicable regulations under the Internal Revenue Code.
            Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. Dividends on allocated shares of common stock are distributed directly to the participants and dividends on unallocated shares are used to service the bank borrowings. All shares held by the ESOP are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased prior to December 31, 1992. All shares included in the Corporation's ESOP were purchased prior to this date.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            During the year ended December 31, 1995, $250,000 of compensation expense was recognized for the ESOP, releasing 24,603 common shares to participant accounts, and is reflected in the chart below under "Employee Benefits." As of December 31, 1995, the ESOP held 229,367 shares that were allocated to participant accounts and 73,810 suspense shares. The Corporation does not have any repurchase obligation.

            All full-time employees who meet certain age and length of service requirements are eligible to participate in the Corporation's profit-sharing plan. The contributions, if any, are determined solely by the Boards of Directors of the Corporation and its subsidiaries and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year. The rights of the participants vest ratably over a seven-year period.

            Employer contributions to the employee benefit plans, are included in the statements of income as follows:

                                          Years Ended December 31,
                                          ------------------------
                                          1995      1994      1993
                                          ----      ----      ----
                                           (Dollars in Thousands)
            Employee benefits              $623     $617      $610
            Interest on employee stock
              ownership plan debt            77       93       100
                                           ----     ----      ----
            Total employer contributions   $700     $710      $710
                                           ====     ====      ====


NOTE 11.    STOCK INCENTIVE PLANS

            Stock Option Plan:

            In March 1989, the Corporation adopted the 1988 Stock Option Plan pursuant to which incentive stock options and non-qualified stock options for up to 300,000 shares of Class A common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Subject to shareholder approval at the April 16, 1996 Annual Meeting, the Board of Directors have approved an increase in the number of shares reserved for issuance as stock options from 300,000 to 750,000. As of December 31, 1995, there were unexercised options outstanding for 109,000 shares, 23,200 shares, 825 shares, 49,875 shares, 39,000 shares, 30,000 shares and 10,500 shares at option prices of $26.25, $24.75, $21.50, $15.17, $15.00, $14.17 and $13.50, respectively. As of December 31,
            1995, 141,000 options had been exercised under the 1988 stock option plan.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Number of Shares
                                                       ----------------------------
                                                          1995      1994     1993
                                                       ---------  -------  --------
             Under option, beginning of year             176,425  155,775   223,500
               Granted                                         -   24,400       900
               Terminated and reissuable                  (5,025)    (750)  (25,125)
               Exercised                                 (18,000)  (3,000)  (43,500)
                                                       ---------  -------  --------
             Under option, end of year                   153,400  176,425   155,775
                                                       =========  =======  ========
             Options exercisable, end of year             40,500   18,000    21,000
                                                       =========  =======  ========
             Available to grant, end of year               5,600      575    24,225
             Increase in shares under option,
               subject to stockholder approval           450,000        -         -
             Granted, subject to stockholder approval   (109,000)       -         -
                                                       ---------  -------  --------
             Available to grant, end of year, subject
               to stockholder approval                   346,600      575    24,225
                                                       =========  =======  ========
                                                               Average Price
                                                       ----------------------------
                                                         1995      1994      1993
                                                       --------  --------  --------
             Granted during the year                     $26.25   $ 24.75    $21.50
             Exercised during the year                    13.96     13.50     13.50
             Under option, end of year                    20.43     16.10     14.70


             No compensation expense has been recognized for financial statement purposes. Compensation expense of $202,000, $24,000 and $116,000 was recognized for income tax purposes for the years ended December 31, 1995, 1994 and 1993, respectively.

             Restricted Stock Award Plan:

             In January 1993, the Corporation adopted the 1993 Restricted Stock Award Plan pursuant to which restricted stock awards for up to 150,000 shares of Class A common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. As of December 31, 1995, there were 5,500 shares under grant with performance restrictions allowed by the plan which expire December 31, 1996.

                                                   Number of Shares
                                                   ----------------
                                                      1995     1994
                                                   -------  -------
             Under restriction, beginning of year    9,500    4,000
               Granted                                   -    5,500
               Restrictions released                 4,000        -
                                                   -------  -------
             Under restriction, end of year          5,500    9,500
                                                   =======  =======
             Available to grant, end of year       140,500  140,500
                                                   =======  =======

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $94,000 and $65,000 was recognized for financial statement purposes during the years ended December 31, 1995 and 1994, respectively. No compensation expense was recognized for financial statement purposes for the year ended December 31, 1993. Compensation expense of $86,000 was recognized for income tax purposes for the year ended December 31, 1993.

NOTE 12.    TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

            The Corporation and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, principal officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. These persons and firms were indebted to the Corporation for loans totaling approximately $7,503,000 and $9,013,000 at December 31, 1995 and 1994 respectively.

            The following is an analysis of the changes in loans to related parties during the year ended December 31, 1995:

                                    (Dollars in
                                     thousands)
             Balance, beginning    $    9,013
               New loans                3,226
               Repayments              (4,891)
               Other                      155
                                   ----------
             Balance, ending       $    7,503
                                   ==========


NOTE 13.    COMMON STOCK

            The holders of Class A common stock are entitled to cash dividends per share which are 10% greater than the cash dividends per share with respect to Class B common stock. Class A stockholders have one vote per share whereas Class B stockholders have ten votes per share. Class B common stock may be converted to Class A common stock at any time on a one-for-one basis. All of the issued Class B common stock is owned by the Chairman of the Board of the Corporation and his spouse. There are no other differences between the two classes of common stock.

NOTE 14.    COMMITMENTS, CONTINGENCIES AND CREDIT RISK

            The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Corporation and its subsidiaries.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            The Corporation and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

            The Corporation and its subsidiaries' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Corporation and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

            Unless noted otherwise, the Corporation and its subsidiaries do not require collateral or other security to support financial instruments with credit risk.

            A summary of the contractual amount of the Bank's exposure to off-balance-sheet risk as of December 31, 1995 and 1994, is as follows:

                                                           1995     1994
                                                         -------- --------
                                                       (Dollars in thousands)
            Financial instruments whose contract amounts
              represent credit risk:
                 Commitments to extend credit             $98,030  $69,735
                 Standby letters of credit                  2,342    1,824

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

            Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

            As of December 31, 1995, the Corporation has no significant futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

          Cash and cash equivalents:

          The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets' fair values.

          Securities:

          For securities held to maturity and available for sale, fair values are based on quoted market prices or dealer quotes, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

          Loans:

          For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

          Deposits:

          The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

          Short-term borrowings and long-term debt:

          Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

          Commitments to extend credit and standby letters of credit:

          The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 1995, these items are immaterial in nature.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              The estimated fair values of the Corporation's financial instruments are as follows:


                                                1995                  1994
                                          ----------------      ----------------
                                          Carrying  Fair        Carrying   Fair
                                           Amount   Value        Amount    Value
                                          -------- -------      --------  -------
                                       (Dollars in thousands) (Dollars in thousands)
                 Financial assets:
                   Cash and cash
                    equivalents          $ 40,008 $ 40,008     $ 31,326 $ 31,326
                   Investment securities  284,517  285,641      210,525  209,404
                   Loans, net             476,299  479,671      445,816  437,729

                 Financial liabilities:
                   Deposits               744,897  750,293      635,694  636,423
                   Short-term borrowings   21,674   21,674       25,560   25,560
                   Long-term debt           5,000    4,985        5,000    4,573

NOTE 16.    BRANCH ACQUISITIONS

            On December 15, 1995, Busey Bank acquired (the Acquisition) the Gibson City and Paxton, Illinois, branches of First of America Bank-Illinois, N.A. The branches had approximately $78 million in deposits at the date of acquisition. In addition to assuming the deposit liabilities attributable to the branches, the Bank acquired certain loans and the branch premises and equipment associated with the Gibson City and Paxton branches. The operations of the Gibson City and Paxton branches are included in the Consolidated Statements of Income from the acquisition date and reflect the application of the purchase method of accounting.

            Under this method of accounting, the aggregate cost to the Bank of the Acquisition was allocated to the assets acquired and the liabilities assumed, based on their estimated fair value as of December 15, 1995. Goodwill and the estimated value of the customer deposit base in the amount of $3,190,000 and $1,736,000, respectively, were recorded by the Bank in connection with the Acquisition. The goodwill will be amortized on a straight-line basis over 15 years. The customer deposit base intangible will be amortized on a straight-line basis over 7 years.

NOTE 17.    SUBSEQUENT EVENT

            On January 1, 1996, the Corporation merged Busey Bank of McLean County into Busey Bank. This transaction had no impact on the consolidated financial statements.

NOTE 18.    FINANCIAL INFORMATION OF PARENT COMPANY

            The ability of the Corporation to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay. As a practical matter, dividend payments are restricted because of the desire to maintain a strong capital position in the bank subsidiaries.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Condensed financial data for First Busey Corporation (parent company only) is presented below.

          BALANCE SHEETS

                                                          December 31,
                                                       ------------------
                                                         1995      1994
                                                       --------  --------
                                                     (Dollars in thousands)
                ASSETS
            Cash and due from subsidiary banks         $   439  $   222
            Investment securities available for sale     1,034      970
            Investments in subsidiaries:
              Bank                                      62,451   54,528
              Non-bank                                   2,053    1,809
            Premises and equipment, net                  5,145    5,238
            Other assets                                 6,648    6,855
                                                       -------  -------
              Total assets                             $77,770  $69,622
                                                       =======  =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
            Liabilities:
              Short-term corporate borrowings           $8,500   $4,000
              Short-term ESOP borrowings                   750    1,000
              Long-term debt                                 -    4,891
              Other liabilities                            742      715
                                                       -------  -------
                Total liabilities                       $9,992  $10,606
                                                       -------  -------
            Stockholders' equity before unearned ESOP
              shares and deferred compensation for
              stock grants                             $68,579  $60,161

            Unearned ESOP shares and deferred compen-
              sation for stock grants                    (801)  (1,145)
                                                       -------  -------
              Stockholders' equity                     $67,778  $59,016
            Total liabilities and stockholders'        -------  -------
              equity                                   $77,770  $69,622
                                                       =======  =======


FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.    FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

                              STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                              ----------------------------------
                                                 1995        1994        1993
                                              ----------  ----------  ----------
                                                     (Dollars in thousands)
            Operating income:
              Dividends from subsidiaries:
                Bank                          $    5,400  $    4,640  $    4,200
                Non-bank                             300         250         170
              Interest and dividend income            27          25           7
              Other income                           451         473         494
                                              ----------  ----------  ----------
                  Total operating income      $    6,178  $    5,388  $    4,871
                                              ----------  ----------  ----------
            Expenses:
              Salaries and employee benefits  $    1,025  $      886  $      872
              Interest expense                       740         719         602
              Write-down of real property              -         350           -
              Operating expense                    1,109         938       1,268
                                              ----------  ----------  ----------
                  Total expenses              $    2,874  $    2,893  $    2,742
                                              ----------  ----------  ----------
                  Income before income tax
                   benefit and equity in
                   undistributed income
                   of subsidiaries            $    3,304  $    2,495  $    2,129

            Income tax benefit                       980         737         524
                                              ----------  ----------  ----------
                  Income before equity in
                   undistributed income
                   of subsidiaries            $    4,284  $    3,232  $    2,653

            Equity in undistributed
              income of subsidiaries:
                Bank                               4,195       4,746       4,518
                Non-bank                             296         260         193
                                              ----------  ----------  ----------
                  Net income                  $    8,775  $    8,238  $    7,364
                                              ==========  ==========  ==========

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17. FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

                           STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                                -----------------------
                                                                1995     1994     1993
                                                                ----     ----     ----
                                                                (Dollars in thousands)
            CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                        $8,775   $8,238   $7,364
              Adjustments to reconcile net
                income to net cash provided by
                operating activities:
                Depreciation and amortization                    1,226    1,188    1,252
                Write-down of real property                          -      350        -
                Equity in undistributed net
                  income of subsidiaries                        (4,491)  (5,006)  (4,711)
                (Gain) loss on sales of
                  investment securities                            (54)      (2)      25
                Loss on sale of premises and
                  equipment                                          -        1       22
                Changes in assets and liabilities:
                  (Increase) in other assets                      (739)    (315)     (71)
                  Increase in other liabilities                     27      120      339
                                                               -------  -------  -------
                   Net cash provided by
                    operating activities                       $ 4,744   $4,574   $4,220
                                                               -------  -------  -------

          CASH FLOWS FROM INVESTING ACTIVITIES
            Capital investment in subsidiary                   $     -  $     -  $(1,960)
            Proceeds from sales of invest-
              ment securities held to maturity                       -        -       25
            Purchase of investment securities
              held to maturity                                       -        -     (677)
            Proceeds from sale of investment
              securities available for sale                        259        5        -
            Purchase of investment securities
              available for sale                                   (10)     (45)       -
            Purchases of premises and equip-
              ment                                                (184)     (52)     (37)
            Proceeds from sales of premises
              and equipment                                          -        -       87
            Proceeds from capital distri-
              bution of subsidiary                                   91   1,000    2,950
                                                                ------- -------  -------
                 Net cash provided by
                  investing activities                          $   156 $   908  $   388
                                                                ------- -------  -------

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17. FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

                     STATEMENTS OF CASH FLOWS (Continued)



                                                             Years Ended December 31,
                                                            --------------------------
                                                             1995      1994      1993
                                                            ------    ------    ------
                                                              (Dollars in thousands)
            CASH FLOWS FROM FINANCING ACTIVITIES
                Purchase of treasury stock                  $(705)  $(1,653)  $(1,311)
                Proceeds from sale of treasury
                  stock                                        353        85       676
                Proceeds from short-term
                  borrowings                                 5,750     3,300     4,100
                Proceeds from long-term debt                     -         -     5,000
                Dividends paid                              (3,940)   (3,609)   (3,575)
                Principal payments on short-
                  term debt borrowings                      (1,250)   (3,800)   (4,600)
                Principal payments on long-
                  term debt                                 (4,891)      (54)   (4,801)
                                                           -------  --------  --------
                     Net cash (used in)
                      financing activities                $(4,683)  $(5,731)  $(4,511)
                                                          --------  --------  --------
                     Net increase (decrease)
                      in cash and due from
                      banks                               $    217  $  (249)  $     97
                Cash and due from banks,
                  beginning                                    222       471       374
                                                          --------  --------  --------
                Cash and due from banks,
                  ending                                  $    439  $    222  $    471
                                                          ========  ========  ========

            SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
              AND FINANCING ACTIVITIES


                Reduction of ESOP debt                    $    250  $    400  $    400
                                                          ========  ========  ========
                Change in unrealized gain on
                  investment securities available
                  for sale - parent                       $    259  $     17  $      -
                                                          ========  ========  ========
                Increase in deferred income taxes
                  attributable to the unrealized
                  gain on investment securities
                  available for sale - parent             $    (91) $     (6) $      -
                                                          ========  ========  ========
                Change in unrealized gain (loss)
                  on investment securities avail-
                  able for sale - subsidiaries            $  3,767  $   (853) $      -
                                                          ========  ========  ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                         PAGE LEFT INTENTIONALLY BLANK

                           [BUSEY BANK LETTERHEAD]

                               MANAGEMENT REPORT
                EFFECTIVENESS OF THE INTERNAL CONTROL STRUCTURE
                                   BUSEY BANK
                            AS OF DECEMBER 31, 1995


Busey Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1995, and the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed its internal control structure over financial reporting as of December 31, 1995. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained an effective internal control structure over financial reporting as of December 31, 1995.



                                   DOUGLAS C. MILLS
                                   Douglas C. Mills, Chairman of the Board
                                   First Busey Corporation (Holding Company)



                                   P. DAVID KUHL
                                   P. David Kuhl, President
                                   Busey Bank

                        INDEPENDENT ACCOUNTANT'S REPORT


TO THE BOARD OF DIRECTORS
BUSEY BANK
URBANA, ILLINOIS


     We have examined management's assertion that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1995, included in the accompanying management report.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for your opinion.

     Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assertions that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1995, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).




McGLADREY & PULLEN, LLP


Champaign, Illinois
February 2, 1996