Form 10-K/A
period 1995-12-31
FIRST BUSEY CORP /NV/
filed 1996-04-30
CIK 314489

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                             FORM 1O-K/A



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

             Yes _X_          No  __

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at February  29, 1996
- - ----------------------------------------      ---------------------------------
Class A Common Stock, without par value                     3,785,016
Class B Common Stock, without par value                       750,000


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 18, 1996 for First Busey Corporation's Annual Meeting of Stockholders to be held on April 16, 1996 (the "1996 Proxy Statement") are incorporated by reference into Part III.

                                                Page 1 of 52 pages

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 FIRST BUSEY CORPORATION
                                 _______________________
                                       (Registrant)



                                 By  _______________________________
                                        Barbara J. Kuhl
                                        Executive Vice President and
                                        Corporate Secretary



Dated:  April 26, 1996

                               Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit            Description of Exhibit                                       Sequentially
Number                                                                          Numbered Page
- - -------   ----------------------------------------------------------------      -------------
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

10.1      Agreement and Plan of Merger dated April 10, 1989 between
          First Busey Corporation and St. Joseph Bancorp, Inc. (filed as
          Exhibit 2.2 to First Busey's Registration Statement on Form S-4
          (Registration No 33-28926), and incorporated herein by reference)

Exhibit            Description of Exhibit                                       Sequentially
Number                                                                          Numbered Page
- - -------   ----------------------------------------------------------------      -------------
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

21.1      List of Subsidiaries of First Busey Corporation

23.1      Consent of Independent Public Accountants

99.1      Form 11-K Annual Report for First Busey Corporation Profit
          Sharing Plan and Trust (Registration No. 33-30095) for the fiscal year ended December 31, 1995

99.2      Form 11-K Annual Report for First Busey Corporation
          Employee Stock Ownership Plan (Registration No. 33-60402) for the fiscal year ended December 31, 1995

* Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.


FINANCIAL STATEMENT SCHEDULES

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.

     FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                   ------------
Consolidated Balance Sheets                                        F-2
Consolidated Statements of Income                                  F-3 to F-4
Consolidated Statements of  Stockholders' Equity                   F-5 to F-7
Consolidated Statements of Cash Flows                              F-8 to F-9
Notes to Consolidated Financial Statements                         F-10 to F-32


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

                                                   EXHIBIT 99.1



                       FORM 11-K

         SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.   20549


                    ANNUAL REPORT
         Pursuant to Section 15(d) of the
         Securities Exchange Act of 1934


     For the fiscal year ended December 31, 1995


  Commission File No. 0-15950 (First Busey Corporation)
         Commission File No. 33-30095 (the Plan)


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

    FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
                     ("the Plan")


B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                FIRST BUSEY CORPORATION
                  201 WEST MAIN STREET
                URBANA, ILLINOIS   61801

Required Information
Profit Sharing Plan and Trust                                        Page
                                                                  ------------
Independent Auditor's Report on the Financial Statements          F-1

Financial Statements
     1) Statements of Net Assets Available
        for Plan Benefits                                         F-2

     2) Statements of Changes in Net Assets
        Available for Plan Benefits                               F-3

     3) Notes to Financial Statements                             F-4 - F-15

     4) Independent Auditor's Report on the                       F-16
        Supplementary Information

     5) Summary of Investments Owned and
        Investment Income                                         F-17 - F-18

     6) Assets Held for Investment                                F-19 - F-23

     7) Reportable Transactions                                   F-24

     9) Consent of Independent Public Accountants                 F-25

                          FIRST BUSEY CORPORATION
                       PROFIT SHARING PLAN AND TRUST

                             FINANCIAL REPORT

                             DECEMBER 31, 1995

                         FIRST BUSEY CORPORATION
                      PROFIT SHARING PLAN AND TRUST

                             C O N T E N T S

- - ---------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                             3
- - ---------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                         4
  Statements of changes in net assets available
    for benefits                                                          5
  Notes to financial statements                                        6-17


INDEPENDENT AUDITOR'S REPORT
  ON THE SUPPLEMENTARY INFORMATION                                       18


SUPPLEMENTARY INFORMATION

  Summary of investments owned and investment income              19 and 20
  Assets held for investment                                          21-25
  Reportable transactions                                                26
- - ---------------------------------------------------------------------------

                       INDEPENDENT AUDITOR'S REPORT


TO THE PROFIT SHARING COMMITTEE
  AND PARTICIPANTS
FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
URBANA, ILLINOIS


     We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1995 and 1994, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




Champaign, Illinois
April 8, 1996


- - ----------------------------------------------------------------------   F - 3

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
December 31, 1995 and 1994
- - -------------------------------------------------------------------------------

                                                     1995             1994
                                                ------------     ------------
ASSETS
  Investments at fair value:
    Common stock                                $  3,587,884     $  2,701,203
    Mutual funds                                   3,310,665        2,891,216
    Corporate bonds, notes and commercial
      paper                                        2,421,467        1,829,956
    Short-term investments                         1,200,432          892,180
    Common trust fund                              1,180,910          990,471
    U. S. Treasury and federal agency
      securities                                     559,570          384,487
    Taxable municipal bonds                          340,970          255,015
    Notes receivable, other                          101,954          437,632
    Notes receivable, participants                    75,394           93,830
                                                ------------     ------------
                                                $ 12,779,246     $ 10,475,990
                                                ------------     ------------
  Receivables:
    Accrued interest and dividends              $    241,628     $    134,393
    Participants' contributions                       21,294           18,390
    Other                                              1,037           50,000
                                                ------------     ------------
                                                $    263,959     $    202,783
                                                ------------     ------------
     Total assets                               $ 13,043,205     $ 10,678,773
                                                ------------     ------------

LIABILITIES
  Cash overdraft  Cash overdraft                $     -          $         42
  Participants                                        -                 9,100
                                                ------------     ------------

     Total liabilities                          $     -          $      9,142
                                                ------------     ------------

NET ASSETS AVAILABLE FOR BENEFITS               $ 13,043,205     $ 10,669,631
                                                ============     ============

See Notes to Financial Statements.

- - ----------------------------------------------------------------------   F - 4

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
Years Ended December 31, 1995, 1994 and 1993
- - -------------------------------------------------------------------------------

                                                     1995             1994             1993
                                                ------------     ------------     ------------
  Investment income:
    Net (depreciation) appreciation in
      fair value of investments                 $  1,650,641     $    (57,335)    $    500,049
    Interest                                         276,102          248,570          230,007
    Dividends                                        176,575          148,880          157,346
                                                ------------     ------------     ------------
                                                $  2,103,318     $    340,115     $    887,402
                                                ------------     ------------     ------------

  Contributions:
    Employer                                    $    371,486     $    304,385     $    300,067
    Employees                                        569,066          538,024          495,771
    Employee contributions representing
      transfers from another qualified
      retirement trust                               118,413          955,896            4,529
                                                ------------     ------------     ------------
                                                $  1,058,965     $  1,798,305     $    800,367
                                                ------------     ------------     ------------

     Total additions                            $  3,162,283     $  2,138,420     $  1,687,769
                                                ------------     ------------     ------------

  Benefits paid to participants                 $    708,692     $    439,829     $    161,243
  Administrative expenses                             80,017           71,185           51,242
                                                ------------     ------------     ------------
     Total deductions                           $    788,709     $    511,014     $    212,485
                                                ------------     ------------     ------------

     Net increase                               $  2,373,574     $  1,627,406     $  1,475,284

Net assets available for benefits:
  Beginning of year                               10,669,631        9,042,225        7,566,941
                                                ------------     ------------     ------------

  End of year                                   $ 13,043,205     $ 10,669,631     $  9,042,225
                                                ============     ============     ============

See Notes to Financial Statements.

- - ----------------------------------------------------------------------   F - 5

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 1.   SIGNIFICANT ACCOUNTING POLICIES

          Valuation of investments:

            The Plan's investments are stated at fair value. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Securities traded on any recognized stock exchange are valued at the last reported sales price at the valuation date. Securities not listed on an exchange and securities for which no sale has been reported on that day are valued at the closing bid price, or at fair value as determined by the Trustee.
            Certificates of deposit and participant and other notes receivable are valued at cost which approximates fair value. Purchases and sales of securities are recorded on a trade-date basis.

          Payment of benefits:

            Benefits are recorded when paid.

NOTE 2.   PLAN DESCRIPTION

          The following description of the Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

          General:

            First Busey Corporation Profit Sharing Plan and Trust (the Plan) is a multiple-employer profit sharing plan and 401(k) plan. Participating employers are First Busey Corporation and its subsidiaries (the Employers).

            The Plan is a profit sharing plan that was amended effective January 1, 1987, to include a 401(k) plan. The Plan covers all full-time employees of the Employers who have completed 6 months of service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

          Contributions:

            Each profit sharing participant is permitted to make voluntary contributions to their profit sharing account up to 10% of the participant's total compensation, as defined in the Plan. Each 401(k) participant may make voluntary contributions subject to certain limits as provided in the plan document and in income tax regulations. Participants may also contribute amounts representing distributions from other qualified plans.

- - ----------------------------------------------------------------------   F - 6

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

            The Employers' contributions to the profit sharing portion of the Plan are determined by their Boards of Directors. The Employers make contributions to the 401(k) portion of the Plan equal to 25% of the first 6% of total compensation that a participant contributes to the Plan. The Employers may increase the match in any year if approved by their Boards of Directors.

            For the year ended December 31, 1995, 401(k) Plan matching totaled 29% of participant contributions. In recognition of Busey Bank's 125th anniversary, for the year ended December 31, 1993, the employers made an additional contribution to the 401(k) portion of the Plan equal to 12.5% of participant contributions.

          Participant accounts:

            Each participant's profit sharing account is credited with the participant's contributions and an allocation of (a) the Employers' contribution, (b) Trust earnings, (c) forfeitures of terminated participants' non-vested accounts, and (d) administrative expenses. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

            Each participant's 401(k) account is credited with the participant's voluntary contributions and an allocation of (a) the Employers' contribution, (b) Trust earnings, and (c)administrative expenses. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

          Vesting:

            Participants in the 401(k) plan are immediately vested in their voluntary contributions, the Company's contribution and the respective Trust earnings on those contributions.

            Participants in the profit sharing plan are immediately vested in their voluntary contributions plus earnings thereon. Vesting in the remainder of their accounts is based on years of continuous service. A participant is 100 percent vested after seven years of credited service.

          Investment options:

            Upon enrollment in the 401(k) plan, a participant may direct contributions in any of four investment options as follows:

              Balanced Fund - Funds are invested primarily in shares of registered investment companies and corporate bonds.

              Equity Growth Fund - Funds are invested in shares of registered investment companies.


- - ----------------------------------------------------------------------   F - 7

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------


              FBC Stock Fund - Funds are invested in Class A common stock of First Busey Corporation.

              CD Fund - Funds are invested in a certificate of deposit with Busey Bank, a subsidiary of First Busey Corporation.

            Participants may change their investment options semi-annually.

          Payment of benefits:

            Upon termination of service, a participant may elect to receive either a lump-sum amount equal to the value of his or her account, or an annuity payable to the participant for his or her life with an annuity payable to the participant's surviving spouse equal to 50% of the participant's annuity. The participant may elect to receive a smaller annuity benefit with continuation of payments to the spouse at a rate of 75% or 100% of the participants' annuity.

NOTE 3.   PLAN TERMINATION

          In the event of the termination of the Plan, or upon the complete discontinuance of contributions, the Trust shall be used to provide benefits under the Plan for participants and their beneficiaries in the order of decreasing priority as described in the Employee Retirement Income Security Act of 1974. In the event of Plan termination, participants will become 100 percent vested in their accounts.

          Presently, there is no intention on the part of the Employers to terminate the Plan or to discontinue contributions to the Trust.

- - ----------------------------------------------------------------------   F - 8

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 4.   INVESTMENTS
          The following table presents the fair values of investments as of December 31, 1995 and 1994. Investments that represent 5 percent or more of the Trust's net assets are separately identified.

                                                   DECEMBER 31, 1995               December 31, 1994
                                           -----------------------------     -----------------------------
                                             Number of                         Number of
                                             Shares or                         Shares or
                                             Principal                        Principal
                                              Amount          Fair Value        Amount         Fair Value
                                           ------------     ------------     ------------     ------------
          Investments at fair value as
            determined by quoted market
            price:
            U. S. Treasury Notes           $    175,000     $    180,742     $    175,000     $    164,656
            Federal Home Loan
              Bank Bonds                   $    325,000          332,773     $    200,000          201,375
            Federal Farm Credit
              Bank Bonds                   $     45,000           46,055     $     20,000           18,456
            Corporate bonds, notes
              and commercial paper         $  2,390,000        2,421,467     $  1,925,000        1,829,956
            Common stock, Class A,
              First Busey Corporation           121,747        3,287,169          100,047        2,426,140
            Other common stocks                  14,859          300,715           15,090          275,063
            Mutual funds:
              Mutual Shares Fund              6,274.925          542,467        7,696.235          605,617
              Nicholas Fund, Inc.            10,040.439          602,727       11,884.144          570,795
              Other mutual funds            102,256.753        2,165,471       87,971.639        1,714,804
                                                            ------------                      ------------
                                                            $  9,879,586                      $  7,806,862
                                                            ------------                      ------------

          Investments at estimated fair
            value:
            Certificate of deposit         $    283,855     $    283,855     $     93,937     $     93,937
            Franklin IFT Money
              Market Portfolio             $    916,577          916,577     $    798,243          798,243
            Pension Common Trust
              Fund of First Busey
              Trust & Investment
              Co.                                34,270        1,180,910           37,836          990,471
            Notes receivable, partici-
              pants                        $     75,394           75,394     $     93,830           93,830
            Notes receivable, other        $    101,954          101,954     $    437,632          437,632
            Taxable municipal bonds        $    340,000          340,970     $    250,000          255,015
                                                            ------------                      ------------
                                                            $  2,899,660                      $  2,669,128
                                                            ------------                      ------------

                                                            $ 12,779,246                      $ 10,475,990
                                                            ============                      ============

- - ----------------------------------------------------------------------   F - 9

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

          During the years ended December 31, 1995, 1994 and 1993 the Trust's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value by 1,650,641, $(57,335) and $500,049, respectively, as follows:

                                                        1995             1994            1993
                                                    -----------      -----------      ----------
          Investments at fair value as
            determined by quoted market price:
            U. S. Treasury and federal agency
              securities                            $    24,978      $  (42,179)      $  (9,282)
            Corporate bonds, notes and
              commercial paper                          122,318        (155,466)         10,219
            Common stock                                399,393         207,184         372,570
            Mutual funds                                813,560         (73,068)         53,460
                                                    -----------      -----------      ----------
                                                    $ 1,360,249      $  (63,529)      $ 426,967
                                                    -----------      -----------      ----------
          Investments at estimated fair value:
            Common trust fund                       $   290,465      $    6,194       $  68,821
            Taxable municipal bonds                         (73)            -              -
            Zero-coupon bonds                              -                -             4,261
                                                    -----------      -----------      ----------
                                                    $   290,392      $    6,194       $  73,082
                                                    -----------      -----------      ----------
                                                    $ 1,650,641      $  (57,335)      $ 500,049
                                                    ===========      ===========      ==========

NOTE 5.   PARTY IN INTEREST TRANSACTIONS

          Parties in interest include fiduciaries or employees of the plan, any person who provides services to the plan, an employer whose employees are covered by the plan, an employee organization whose members are covered by the plan, a person who owns 50 percent or more of such an employer or employee association, or relatives of such persons just listed.

          Certain Plan investments are shares of a common trust fund managed by First Busey Trust & Investment Co. (FBTIC). FBTIC is the trustee as defined by the Plan thus, these transactions qualify as party in interest. Fees paid for investment management services amounted to $45,295, $41,555 and $33,827 for the three years ended December 31, 1995, 1994 and 1993, respectively.

          Another Plan investment is a certificate of deposit with Busey Bank, a subsidiary of First Busey Corporation. Purchases and maturities of certificates of deposit from Busey Bank also qualify as party in interest transactions.

- - ----------------------------------------------------------------------   F - 10

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 6. RECONCILIATION OF DIFFERENCES BETWEEN THESE FINANCIAL STATEMENTS AND THE FINANCIAL INFORMATION REQUIRED ON FORM 5500

                                                                December 31,
                                                                    1995
                                                                -------------
          Net assets available for benefits as presented
            in these financial statements                       $ 13,043,205

          Amounts allocated to withdrawing participants             (353,646)
                                                                -------------
          Net assets available for benefits as presented
            on Form 5500                                        $ 12,689,559
                                                                =============

                                                                 Year Ended
                                                                December 31,
                                                                    1995
                                                                -------------
          Net increase in net assets available for benefits
            as presented in these financial statements          $  2,373,574

          Less amounts allocated to withdrawing participants
            at the end of the year                                  (353,646)
                                                                -------------
          Net increase in net assets available for benefits
            as presented in Form 5500                           $  2,019,928
                                                                =============

          Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

NOTE 7.   INCOME TAX STATUS

          The Internal Revenue Service has determined and informed First Busey Corporation by a letter dated May 25, 1995, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 8.   FORFEITED ACCOUNTS

     At December 31, 1995, forfeited nonvested profit-sharing accounts totaled $7,469. These accounts will be allocated to profit sharing plan participants' accounts.

- - ----------------------------------------------------------------------   F - 11

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------




                     This page left intentionally blank.




- - ----------------------------------------------------------------------   F - 12

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 8.   STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                           DECEMBER 31, 1995
                                       --------------------------------------------------------------------------------------------
                                           Non-
                                       Participant
                                         Directed                     Participant Directed 401(k)
                                       -----------      ---------------------------------------------------------
                                                                          Equity           FBC
                                          Profit         Balanced         Growth          Stock             CD
                                         Sharing           Fund            Fund            Fund            Fund             Total
                                       -----------      ----------      ----------     -----------      ---------      ------------
Investments at fair value:
  Common stock                         $   300,715      $    -          $    -         $ 3,287,169      $    -         $  3,587,884
  Mutual funds                           2,335,631        264,741         710,293             -              -            3,310,665
  Corporate bonds, notes, and
    commercial paper                     2,193,576        227,891            -                -              -            2,421,467
  Short-term investments                   831,236         65,566               2           19,773        283,855         1,200,432
  Common trust fund                      1,151,379         29,531            -                -              -            1,180,910
  U.S. Treasury and federal
    agency securities                      533,484         26,086            -                -              -              559,570
  Taxable municipal bonds                  340,970           -               -                -              -              340,970
  Notes receivable, other                  101,954           -               -                -              -              101,954
  Notes receivable, participants             9,825          1,369           5,777           49,206          9,217            75,394
                                       -----------      ----------      ----------     -----------      ---------      ------------
                                       $ 7,798,770      $ 615,184       $ 716,072      $ 3,356,148      $ 293,072      $ 12,779,246
                                       -----------      ----------      ----------     -----------      ---------      ------------
Receivables:
  Interfund (payable)/receivable       $  (126,606)     $  14,552       $  21,612      $    82,272      $   8,170      $      -
  Accrued interest and dividends           160,244         15,183          53,530              309         12,362           241,628
  Participants' contributions                -              2,463           3,580           13,952          1,299            21,294
  Other                                      1,037           -               -                -              -                1,037
                                       -----------      ----------      ----------     -----------      ---------      ------------
                                       $    34,675      $  32,198       $  78,722      $    96,533      $  21,831      $    263,959
                                       -----------      ----------      ----------     -----------      ---------      ------------

          Total assets                 $ 7,833,445      $ 647,382       $ 794,794      $ 3,452,681      $ 314,903      $ 13,043,205
                                       -----------      ----------      ----------     -----------      ---------      ------------

NET ASSETS AVAILABLE FOR
  BENEFITS                             $ 7,833,445      $ 647,382       $ 794,794      $ 3,452,681      $ 314,903      $ 13,043,205
                                       ===========      ==========      ==========     ===========      =========      ============

- - ----------------------------------------------------------------------   F - 13

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 8.   STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                           December 31, 1994
                                       --------------------------------------------------------------------------------------------
                                           Non-
                                       Participant
                                         Directed                     Participant Directed 401(k)
                                       -----------      --------------------------------------------------------
                                                                         Equity           FBC
                                          Profit         Balanced        Growth          Stock             CD
                                         Sharing           Fund           Fund            Fund            Fund             Total
                                       -----------      ----------     ----------     -----------      ---------      -------------
Investments at fair value:
  Common stock                         $   275,063      $    -         $    -         $ 2,426,140      $    -         $  2,701,203
  Mutual funds                           1,949,519        195,369        746,328             -              -            2,891,216
  Corporate bonds, notes and
    commercial paper                     1,617,164        212,792           -                -              -            1,829,956
  Short term investments                   705,976         55,714          5,472           31,081         93,937           892,180
  Common trust fund                        874,686        115,785           -                -              -             990,471
  U.S. Treasury and federal
    agency securities                      384,487           -              -                -              -              384,487
  Taxable municipal bonds                  204,942         50,073           -                -              -              255,015
  Notes receivable, other                  408,043         29,589           -                -              -              437,632
  Notes receivable, participants            93,830           -              -                -              -               93,830
                                       -----------      ----------     ----------     -----------      ---------      -------------
                                       $ 6,513,710      $ 659,322      $ 751,800      $ 2,457,221      $  93,937      $ 10,475,990
                                       -----------      ----------     ----------     -----------      ---------      -------------
Receivables:
  Interfund (payable)/receivable       $  (107,339)     $  18,986      $  26,598      $    59,053      $   2,702      $       -
  Accrued interest and dividends           100,433         11,029         22,782              149           -              134,393
  Participants' contributions                 -             3,267          4,198           10,418            507            18,390
  Other                                     50,000           -              -                -              -               50,000
                                       -----------      ----------     ----------     -----------      ---------      -------------
                                       $    43,094      $  33,282      $  53,578      $    69,620      $   3,209      $    202,783
                                       -----------      ----------     ----------     -----------      ---------      -------------
          Total assets                 $ 6,556,804      $ 692,604      $ 805,378      $ 2,526,841      $  97,146      $ 10,678,773
                                       -----------      ----------     ----------     -----------      ---------      -------------
Cash overdraft                         $       (42)     $    -         $    -         $      -         $    -                  (42)
Participants                                  -            (1,031)        (1,814)          (6,255)          -               (9,100)
                                       -----------      ----------     ----------     -----------      ---------      -------------
          Total liabilities            $       (42)     $  (1,031)     $  (1,814)     $    (6,255)     $    -         $     (9,142)
                                       -----------      ----------     ----------     -----------      ---------      -------------
NET ASSETS AVAILABLE FOR BENEFITS      $ 6,556,762      $ 691,573      $ 803,564      $ 2,520,586      $  97,146      $ 10,669,631
                                       ===========      ==========     ==========     ===========      =========      =============

- - ----------------------------------------------------------------------   F - 14

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 9.   STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                              DECEMBER 31, 1995
                                            ---------------------------------------------------------------------------------------
                                                Non-
                                            Participant
                                              Directed                     Participant Directed 401(k)
                                            -----------      --------------------------------------------------------
                                                                            Equity          FBC
                                               Profit        Balanced       Growth         Stock            CD
                                              Sharing          Fund          Fund           Fund           Fund            Total
                                            -----------     ----------    ----------    -----------     ---------     -------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value of
      investments                           $ 1,082,002     $  83,169     $ 184,156     $   301,314     $    -        $  1,650,641
    Interest                                    233,262        13,765           212          10,226        18,637          276,102
    Dividends                                    61,770         7,363        10,997          96,445          -             176,575
                                            -----------     ----------    ----------    -----------     ---------     -------------
                                            $ 1,377,034     $ 104,297     $ 195,365     $   407,985     $  18,637     $  2,103,318
                                            -----------     ----------    ----------    -----------     ---------     -------------
  Contributions:
    Employer                                $   244,880     $  14,552     $  21,612     $    82,272     $   8,170     $    371,486
    Employees                                      -           68,384        99,191         366,760        34,731          569,066
    Employee contributions representing
      transfers from another qualified
      retirement trust                          118,413          -             -               -             -             118,413
                                            -----------     ----------    ----------    -----------     ---------     -------------
                                            $   363,293     $  82,936     $ 120,803     $   449,032     $  42,901     $  1,058,965
                                            -----------     ----------    ----------    -----------     ---------     -------------
          Total additions                   $ 1,740,327     $ 187,233     $ 316,168     $   857,017     $  61,538     $  3,162,283
                                            -----------     ----------    ----------    -----------     ---------     -------------
Deductions from net assets attributed to:
  Benefits paid to participants             $  (404,007)    $ (33,731)    $ (32,294)    $  (192,055)    $ (46,605)    $   (708,692)
  Administrative expenses                       (59,637)       (2,703)       (3,443)        (13,423)         (811)         (80,017)
                                            -----------     ----------    ----------    -----------     ---------     -------------
          Total deductions                  $  (463,644)    $ (36,434)    $ (35,737)    $  (205,478)    $ (47,416)    $   (788,709)
                                            -----------     ----------    ----------    -----------     ---------     -------------
Net participants' transfers
  between funds                             $      -        $(194,990)    $(289,201)    $   280,556     $ 203,635     $       -
                                            -----------     ----------    ----------    -----------     ---------     -------------
Net increase (decrease)                     $ 1,276,683     $ (44,191)    $  (8,770)    $   932,095     $ 217,757     $  2,373,574
Net assets available for benefits:
  Beginning of year                           6,556,762       691,573       803,564       2,520,586        97,146       10,669,631
                                            -----------     ----------    ----------    -----------     ---------     -------------
  End of year                               $ 7,833,445     $ 647,382     $ 794,794     $ 3,452,681     $ 314,903     $ 13,043,205
                                            ===========     ==========    ==========    ===========     =========     =============

- - ----------------------------------------------------------------------   F - 15

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 9.   STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                              December 31, 1994
                                            ---------------------------------------------------------------------------------------
                                                Non-
                                            Participant
                                              Directed                     Participant Directed 401(k)
                                            -----------      --------------------------------------------------------
                                                                            Equity          FBC
                                               Profit        Balanced       Growth         Stock            CD
                                              Sharing          Fund          Fund           Fund           Fund            Total
                                            -----------     ----------    ----------    -----------     ---------     -------------
Additions to net assets attributed to:
  Investment income:
    Net (depreciation) appreciation in fair
      value of investments                  $  (262,306)    $ (19,145)    $ (14,201)    $   238,317     $    -        $    (57,335)
    Interest                                    221,137        22,112           151           1,309         3,861          248,570
    Dividends                                    58,968         5,626        11,548          72,738          -             148,880
                                            -----------     ----------    ----------    -----------     ---------     -------------
                                            $    17,799     $   8,593     $  (2,502)    $   312,364     $   3,861     $    340,115
                                            -----------     ----------    ----------    -----------     ---------     -------------
  Contributions:
    Employer                                $   197,690     $  18,253     $  26,620     $    59,120     $   2,702     $    304,385
    Employees                                      -           96,474       133,904         295,302        12,344          538,024
    Employee contributions representing
      transfers from another qualified
      retirement trust                          955,896          -             -               -             -             955,896
                                            -----------     ----------    ----------    -----------     ---------     -------------
                                            $ 1,153,586     $ 114,727     $ 160,524     $   354,422     $  15,046     $  1,798,305
                                            -----------     ----------    ----------    -----------     ---------     -------------
          Total additions                   $ 1,171,385     $ 123,320     $ 158,022     $   666,786     $  18,907     $  2,138,420
                                            -----------     ----------    ----------    -----------     ---------     -------------
  Deductions from net assets attributed to:
    Benefits paid to participants           $  (189,107)    $ (43,140)    $ (31,769)    $  (174,065)    $  (1,748)    $   (439,829)
    Administrative expenses                     (51,283)       (4,136)       (6,774)         (8,331)         (661)        (71,185)
                                            -----------     ----------    ----------    -----------     ---------     -------------
          Total deductions                  $  (240,390)    $ (47,276)    $ (38,543)    $  (182,396)    $  (2,409)    $   (511,014)
                                            -----------     ----------    ----------    -----------     ---------     -------------
Net participants' transfers
  between funds                             $      -        $(219,362)    $ 141,936     $   116,723     $ (39,297)    $       -
                                            -----------     ----------    ----------    -----------     ---------     -------------
Net increase (decrease)                     $   930,995     $(143,318)    $ 261,415     $   601,113     $ (22,799)    $  1,627,406
Net assets available for benefits:
  Beginning of year                           5,625,767       834,891       542,149       1,919,473       119,945        9,042,225
                                            -----------     ----------    ----------    -----------     ---------     -------------
  End of year                               $ 6,556,762     $ 691,573     $ 803,564     $ 2,520,586     $  97,146     $ 10,669,631
                                            ===========     ==========    ==========    ===========     =========     =============

- - ----------------------------------------------------------------------   F - 16

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 9.   STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                              December 31, 1993
                                            ---------------------------------------------------------------------------------------
                                                Non-
                                            Participant
                                              Directed                     Participant Directed 401(k)
                                            -----------      --------------------------------------------------------
                                                                            Equity          FBC
                                               Profit        Balanced       Growth         Stock            CD
                                              Sharing          Fund          Fund           Fund           Fund            Total
                                            -----------     ----------    ----------    -----------     ---------     -------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value of
      investments                           $    97,142     $  11,299     $  19,038     $    72,570     $    -        $    500,049
    Interest                                    198,429        24,864           214             842         5,658          230,007
    Dividends                                    54,768        10,347        30,426          61,805          -             157,346
                                            -----------     ----------    ----------    -----------     ---------     -------------
                                            $   350,339     $  46,510     $  49,678     $   435,217     $   5,658     $    887,402
                                            -----------     ----------    ----------    -----------     ---------     -------------
  Contributions:
    Employer                                $   136,311     $  44,527     $  32,455     $    80,984     $   5,790     $    300,067
    Employees                                      -          143,000        98,378         235,790        18,603          495,771
    Employee contributions representing
      transfers from another qualified
      retirement trust                            4,529          -             -               -             -               4,529
                                            -----------     ----------    ----------    -----------     ---------     -------------
                                            $   140,840     $ 187,527     $ 130,833     $   316,774     $  24,393     $    800,367
                                            -----------     ----------    ----------    -----------     ---------     -------------
          Total additions                   $   491,179     $ 234,037     $ 180,511     $   751,991     $  30,051     $  1,687,769
                                            -----------     ----------    ----------    -----------     ---------     -------------
Deductions from net assets attributed to:
  Benefits paid to participants             $   (55,470)    $ (10,756)    $  (1,066)    $   (74,994)    $ (18,957)    $   (161,243)
  Administrative expenses                       (51,862)         (631)         (819)          2,528          (458)         (51,242)
                                            -----------     ----------    ----------    -----------     ---------     -------------
          Total deductions                  $  (107,332)    $ (11,387)    $  (1,885)    $   (72,466)    $ (19,415)    $   (212,485)
                                            -----------     ----------    ----------    -----------     ---------     -------------
Net participants' transfers
  between funds                             $      -        $ (58,607)    $ 363,523     $  (219,281)    $ (85,635)    $       -
                                            -----------     ----------    ----------    -----------     ---------     -------------

Net increase (decrease)                     $   383,847     $ 164,043     $ 542,149     $   460,244     $ (74,999)    $  1,475,284
Net assets available for benefits:
  Beginning of year                           5,241,920       670,848          -          1,459,229       194,944        7,566,941
                                            -----------     ----------    ----------    -----------     ---------     -------------
  End of year                               $ 5,625,767     $ 834,891     $ 542,149     $ 1,919,473     $ 119,945     $  9,042,225
                                            ===========     ==========    ==========    ===========     =========     =============

- - ----------------------------------------------------------------------   F - 17

      INDEPENDENT AUDITOR'S REPORT ON THE SUPPLEMENTARY INFORMATION

TO THE PROFIT SHARING COMMITTEE
  AND PARTICIPANTS
FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
URBANA, ILLINOIS


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information which follows is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.








Champaign, Illinois
April 8, 1996


- - ----------------------------------------------------------------------   F - 18

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
SUMMARY OF INVESTMENTS OWNED AND INVESTMENT INCOME
Years Ended December 31, 1995, 1994 and 1993
- - -------------------------------------------------------------------------------

                                                                                                        Net
                                                                                                    Appreciation
                                                           Fair Value of             Interest      (Depreciation)
                                                         Investments Owned              and             in
                                                  -----------------------------      Dividend      Fair Value of
                                                    Beginning           Ending        Income        Investments
                                                  ------------     ------------     ----------     -------------

Year ended December 31, 1995:
Common stock                                      $  2,701,203     $  3,587,884     $  103,900     $   399,393
Mutual funds                                         2,891,216        3,310,665         49,482         813,560
Corporate bonds, notes and commercial paper          1,829,956        2,421,467        132,786         122,318
Short-term investments                                 892,180        1,200,432         44,839            -
Common trust fund                                      990,471        1,180,910         23,193         290,465
U.S. Treasury and federal agency securities            384,487          559,570         42,153          24,978
Taxable municipal bonds                                255,015          340,970         16,617             (73)
Notes receivable, other                                437,632          101,954         33,630            -
Notes receivable, participants                          93,830           75,394          6,077            -
                                                  ------------     ------------     ----------     -------------
                                                  $ 10,475,990     $ 12,779,246     $  452,677     $ 1,650,641
                                                  ============     ============     ==========     =============

                                                                                                        Net
                                                                                                    Appreciation
                                                           Fair Value of             Interest      (Depreciation)
                                                         Investments Owned              and             in
                                                  -----------------------------      Dividend      Fair Value of
                                                    Beginning           Ending        Income        Investments
                                                  ------------     ------------     ----------     -------------
Year ended December 31, 1994:
Common stock                                      $  1,839,261     $  2,701,203     $   74,259     $   207,184
Mutual funds                                         1,080,768        2,891,216         33,693         (73,068)
Corporate bonds, notes and commercial paper          1,701,250        1,829,956        136,171        (155,466)
Short-term investments                                 489,796          892,180         21,627            -
Common trust fund                                    2,453,327          990,471         40,928           6,194
U. S. Treasury and federal agency securities           902,411          384,487         39,379         (42,179)
Taxable municipal bonds                                 50,073          255,015         13,165            -
Notes receivable, other                                451,300          437,632         37,022            -
Notes receivable, participants                           6,377           93,830          1,206            -
                                                  ------------     ------------     ----------     -------------
                                                  $  8,974,563     $ 10,475,990     $  397,450     $   (57,335)
                                                  ============     ============     ==========     =============

- - ----------------------------------------------------------------------   F - 19

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
SUMMARY OF INVESTMENTS OWNED AND INVESTMENT INCOME
Years Ended December 31, 1995, 1994 and 1993
- - -------------------------------------------------------------------------------

                                                                                                        Net
                                                                                                    Appreciation
                                                           Fair Value of             Interest      (Depreciation)
                                                         Investments Owned              and             in
                                                  -----------------------------      Dividend      Fair Value of
                                                    Beginning           Ending        Income        Investments
                                                  ------------     ------------     ----------     -------------
Year ended December 31, 1993:
Common stock                                      $  1,361,343     $  1,839,261     $   61,805     $   372,570
Mutual funds                                              -           1,080,768         43,790          53,460
Corporate bonds, notes and commercial paper          1,285,905        1,701,250        113,792          10,219
Short-term investments                                 903,052          489,796         11,937            -
Common trust fund                                    2,384,475        2,453,327         51,751          68,821
U. S. Treasury and federal agency securities         1,415,102          902,411         91,126          (9,282)
Taxable municipal bonds                                   -              50,073            931            -
Notes receivable, other                                   -             451,300         11,730            -
Notes receivable, participants                           5,400            6,377            491            -
Zero-coupon bonds                                      130,739             -              -              4,261
                                                  ------------     ------------     ----------     -------------
                                                  $  7,486,016     $  8,974,563     $  387,353     $   500,049
                                                  ============     ============     ==========     =============

- - ----------------------------------------------------------------------   F - 20

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
ASSETS HELD FOR INVESTMENT
December 31, 1995
- - -------------------------------------------------------------------------------

                                                        Number of
                                                        Shares or
                                                        Principal                       Fair
               Description                               Amount         Cost           Value
- - ---------------------------------------------------    ----------   -----------     -----------
COMMON TRUST FUND
  Pension Common Trust Fund of First Busey
  Trust & Investment Co.                                 34,270     $   976,918     $ 1,180,910
                                                        =======     ===========     ===========
COMMON STOCKS
  First Busey Corporation, Class A                      121,747     $ 2,251,028     $ 3,287,169
  Southwest Banks                                         1,040           9,996          14,820
  Mahaska Investment Co.                                    800          12,000          12,150
  Hinsdale Financial Corp.                                   62           1,172           1,333
  Irwin Financial Corp.                                     400          11,132          15,950
  Todays Bancorp Inc.                                       600          11,148          13,275
  River Forest Bancorp                                      600          10,599          15,300
  First Federal Capital Corp.                               600          11,148          10,800
  Greenpoint Financial Corp.                                550          12,988          14,576
  Calumet Bancorp Inc.                                      450          11,499          12,487
  Westco Bancorp Inc.                                       500          10,540          13,500
  MAF Bancorp, Inc.                                         495          10,386          12,375
  Mid Am Inc.                                               605           7,540          10,285
  Republic Bancorp                                          847          10,293           9,105
  Harbor Federal Savings Bank                             1,400          22,957          37,850
  Commercial Net Lease Realty Inc.                          500           6,102           6,563
  Airtouch Communications                                   200           4,491           6,450
  Barnett Banks Inc.                                        100           4,520           6,025
  Brinker Int'l, Inc.                                       200           4,360           2,650
  Long Island Bancorp                                       200           3,141           5,175
  Pocahontas Federal Savings & Loan Assn., Arkansas         200           2,316           3,200
  Fidelity Federal Savings Bank, Florida                    220           2,966           3,245
  Fidelity Bancorp Inc.                                     200           2,616           3,000
  Eastern Bancorporation                                    100           2,358           2,550
  First Palm Beach Bancorp                                  100           1,883           2,162
  Pacific Gateway Properties                                500           1,498           1,500
  First Financial Corp. Wisconsin                           790          10,573          18,114
  First Mutual Bancorp, Inc.                              2,000          20,000          26,000
  Bell Bancorp, Inc.                                        400          10,632          14,300
  Cole Taylor Financial Group                               200           3,466           5,975
                                                        -------     -----------     -----------
                                                        136,606     $ 2,485,348     $ 3,587,884
                                                        =======     ===========     ===========

- - ----------------------------------------------------------------------   F - 21

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
ASSETS HELD FOR INVESTMENT
December 31, 1995
- - -------------------------------------------------------------------------------

                                                            Number of
                                                            Shares or
                                                            Principal                       Fair
               Description                                   Amount         Cost           Value
- - ------------------------------------------------------    -----------   -----------     -----------
CORPORATE BONDS, NOTES AND COMMERCIAL PAPER
  American Express Credit Corp., 7.375%, due
    February 1, 1999                                         25,000     $    25,355     $    26,227
  American Express Credit Corp., 6.125%, due
    June 15, 2000                                            25,000          25,747          25,063
  American Home Products Corp., 6.875%, due
    April 15, 1997                                           20,000          20,302          20,125
  Associates Corp., N.A., 6.000%,
    due March 15, 2000                                       25,000          24,776          25,211
  Associates Corp., N.A., 5.750%,
    due November 15, 1998                                   125,000         124,732         125,508
  Bear Stearns Co., Inc., 7.625%, due
    April 15, 2000                                           50,000          51,112          53,062
  Bear Stearns Co., Inc., 6.500%, due
    June 15, 2000                                            50,000          50,495          51,016
  CIT Group Holdings Inc., 6.750%, due
    April 30, 1998                                           35,000          35,405          35,919
  Dow Capital notes, 5.750%, due
    September 15, 1997                                       25,000          24,840          24,977
  Duke Power Co., 5.875%, due
    June 1, 2001                                            100,000          99,500          98,750
  GTE California, 6.250%, due January 15, 1998              150,000         150,947         152,062
  GTE California Series A, 5.625%, due
    February 1, 2001                                        100,000          97,916          98,875
  General Motors Acceptance Corp., 8.250%,
    due August 1, 1996                                       50,000          47,605          50,750
  General Motors Acceptance Corp. MTN, 5.700%,
    due August 21, 1996                                      50,000          49,125          50,031
  H. J. Heinz Co. note, 6.750%, due
    October 15, 1999                                         50,000          51,212          51,844
  Illinois Power Company, 5.625%, due April 15, 2000         50,000          50,250          49,297
  International Lease Finance Corp., 5.750%,
    due January 15, 1999                                     50,000          50,485          50,016
  J. C. Penney, Inc., 5.375%, due November 15, 1998          50,000          50,005          49,672
  Morgan Stanley Corp. notes, 7.320%, due
    January 15, 1997                                         80,000          80,000          81,375
  New England Telephone, 6.250%,
    due December 15, 1997                                   150,000         151,092         151,500
                                                          ---------     -----------     -----------
      Corporate bonds, notes and
        commercial paper subtotal                         1,260,000     $ 1,260,901     $ 1,271,280
                                                          ---------     -----------     -----------

- - ----------------------------------------------------------------------   F - 22

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
ASSETS HELD FOR INVESTMENT
December 31, 1995
- - -------------------------------------------------------------------------------

                                                            Number of
                                                            Shares or
                                                            Principal                       Fair
               Description                                   Amount         Cost           Value
- - ------------------------------------------------------    -----------   -----------     -----------
      Corporate bonds, notes and
        commercial paper brought forward                  1,260,000     $ 1,260,901     $ 1,271,280

  Norwest Corp., 5.75%, due March 15, 1998                   50,000          51,135          50,234
  Norwest Financial Inc., 6.200%,
    due September 15, 1999                                  170,000         168,346         172,550
  Ontario-Global Bond, 6.125%,
    due June 28, 2000                                        50,000          50,870          50,687
  Pacific Gas & Electric, 5.375%,
    due August 1, 1998                                       55,000          54,931          54,450
  Phillip Morris Companies, Inc., 8.750%, due
    June 15, 1997                                            55,000          55,550          57,423
  Pitney Bowes Credit Services, 7.420%, due
    April 15, 1997                                           75,000          76,796          76,828
  Republic New York Corp., 7.250%,
    due July 15, 2002                                        50,000          52,793          53,266
  Rockwell International Corp., 6.750%,
    due September 15, 2002                                   25,000          25,598          25,656
  Sears, Roebuck & Co., 9.000%, due
    September 15, 1996                                      125,000         123,758         127,929
  Shearson Lehman Brothers MTN, 6.420%, due
    July 17, 1996                                            50,000          50,996          50,109
  Shell Oil Co., 6.000%, due January 15, 1997                25,000          25,125          25,180
  Southern California Edison notes, 6.500%, due
    June 1, 2001                                             50,000          49,682          51,187
  St. Paul Companies, Inc. MTN, 6.170%, due
    January 15, 2001                                         50,000          50,485          50,578
  St. Paul Companies, Inc., 7.970%, due
    May 20, 2002                                             25,000          25,371          27,469
  Wal-Mart Stores, Inc., 6.125%, due
    October 1, 1999                                         125,000         126,178         126,797
  Wal-Mart Stores, Inc., 5.500%, due
    September 15, 1997                                      125,000         121,022         125,078
  Wisconsin Public Service Co., 5.250%,
    due July 1, 1998                                         25,000          24,927          24,766
                                                          ---------     -----------     -----------
         Total corporate bonds, notes and
           commercial paper                               2,390,000     $ 2,394,464     $ 2,421,467
                                                          =========     ===========     ===========

- - ----------------------------------------------------------------------   F - 23

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
ASSETS HELD FOR INVESTMENT
December 31, 1995
- - -------------------------------------------------------------------------------

                                                          Number of
                                                          Shares or
                                                          Principal                         Fair
               Description                                 Amount           Cost           Value
- - --------------------------------------------------      -------------   -----------     -----------
MUTUAL FUNDS
  Fidelity Magellan Fund                                  4,505.967     $   307,721     $   387,423
  Janus Fund                                             15,767.262         305,249         363,278
  Mutual Shares Fund                                      6,274.925         515,374         542,467
  Nicholas Fund, Inc.                                    10,040.439         520,561         602,727
  Scudder International Fund                              4,252.277         181,419         185,910
  T. Rowe Price International Stock Fund                 15,462.952         181,561         189,112
  Fidelity Advisor Institutional Equity Growth           11,490.601         338,398         435,494
  Wm. Blair Growth Fund                                  50,777.694         613,502         604,254
                                                        -----------     -----------     -----------

         Total mutual funds                             118,572.117     $ 2,963,785     $ 3,310,665
                                                        ===========     ===========     ===========

U. S. TREASURY NOTES
  6.375%, due January 15, 1999                          $    50,000     $    49,687     $    51,531
  6.000%, due October 15, 1999                               25,000          25,266          25,586
  6.375%, due January 15, 2000                              100,000         102,375         103,625
                                                        -----------     -----------     -----------
    Total U. S. Treasury notes                          $   175,000     $   177,328     $   180,742
                                                        -----------     -----------     -----------

FEDERAL HOME LOAN BANK BONDS
  7.575%, due February 6, 1998                          $    25,000     $    25,258     $    26,086
  7.915%, due January 17, 1997                              200,000         200,000         205,250
  8.000%, due July 25, 1996                                 100,000          98,438         101,437
                                                        -----------     -----------     -----------
         Total Federal Home Loan
           Bank bonds                                   $   325,000     $   323,696     $   332,773
                                                        -----------     -----------     -----------

FEDERAL FARM CREDIT BANK BOND
  6.190%, due February 3, 2000                          $    45,000     $    45,522     $    46,055
                                                        -----------     -----------     -----------

         Total U. S. Treasury and
           agency securities                            $   545,000     $   546,546     $   559,570
                                                        ===========     ===========     ===========

SHORT-TERM INVESTMENTS
  Franklin IFT Money Market Portfolio                   $   916,577     $   916,577     $   916,577
  Certificate of Deposit, Busey Bank,
    6.240%, due December 31, 1995                           283,855         283,855         283,855
                                                        -----------     -----------     -----------

         Total short-term investments                   $ 1,200,432     $ 1,200,432     $ 1,200,432
                                                        ===========     ===========     ===========

NOTES RECEIVABLE, OTHER
  DeAnda mortgage, 7.200%, due
    April 8, 2003                                       $   101,954     $   101,954     $   101,954
                                                        ===========     ===========     ===========

- - ----------------------------------------------------------------------   F - 24

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
ASSETS HELD FOR INVESTMENT
December 31, 1995
- - -------------------------------------------------------------------------------

                                                          Number of
                                                          Shares or
                                                          Principal                         Fair
               Description                                 Amount           Cost           Value
- - --------------------------------------------------      -------------   -----------     -----------
TAXABLE MUNICIPAL BONDS
  Baltimore, MD, 6.05%, due October 15, 2000            $   200,000     $   204,942     $   201,382
  Lee Co., FL, capital improvement, 5.25%,
    due October 1, 1997                                     100,000          98,413         100,091
  Mississippi St., UT, Series D, 5.90%,
    due December 1, 2002                                     40,000          40,000          39,497
                                                        -----------     -----------     -----------

         Total taxable municipal bonds                  $   340,000     $   343,355     $   340,970
                                                        ===========     ===========     ===========

NOTES RECEIVABLE, Participants
  Participant, 8.50%, due January 15, 2001              $    17,000     $    17,000     $    17,000
  Participant, 8.75%, due September 15, 2000                 13,056          13,056          13,056
  Participant, 8.75%, due October 15, 2000                   10,891          10,891          10,891
  Participant, 8.75%, due August 15, 2000                     6,246           6,246           6,246
  Participant, 7.50%, due September 15, 2001                  6,003           6,003           6,003
  Participant, 9.00%, due June 15, 2000                       5,498           5,498           5,498
  Participant, 10.00%, due February 15, 1999                  3,408           3,408           3,408
  Participant, 9.00%, due May 15, 1999                        2,401           2,401           2,401
  Participant, 9.00%, due May 15, 1998                        2,001           2,001           2,001
  Participant, 8.75%, due December 15, 1998                   1,951           1,951           1,951
  Participant, 8.75%, due August 15, 1998                     1,570           1,570           1,570
  Participant, 9.00%, due July 15, 1998                       1,426           1,426           1,426
  Participant, 9.00%, due July 15, 1998                       1,341           1,341           1,341
  Participant, 8.75%, due August 15, 1998                     1,227           1,227           1,227
  Participant, 9.00%, due May 15, 1998                          961             961             961
  Participant, 9.00%, due August 15, 1998                       414             414             414
                                                        -----------     -----------     -----------

         Total notes receivable, participant            $    75,394     $    75,394     $    75,394
                                                        ===========     ===========     ===========

- - ----------------------------------------------------------------------   F - 25

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST
ASSETS HELD FOR INVESTMENT
December 31, 1995
- - -------------------------------------------------------------------------------

                                                            Total
                                         Total              Number              Total               Total              Realized
                                       Number of             of                Purchase            Selling              Gain
   Description of Asset                Purchases            Sales               Price               Price              (Loss)
- - ------------------------------         ---------          ---------          -----------         -----------          ----------
Franklin IFT Money Market
  Portfolio                               358                178             $ 3,623,549         $ 3,505,215          $     -

- - ----------------------------------------------------------------------   F - 26

                     [McGLADREY & PULLEN LOGO]
                     McGLADREY & PULLEN, L.L.P.
           --------------------------------------------
           Certified Public Accountants and Consultants




                CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statement of First Busey Corporation on Form S-8 (File No. 33-30095) of our report dated April 8, 1996 on our audit of the financial statements of First Busey Corporation Profit Sharing Plan and Trust as of December 31, 1995 and 1994 and for the three years in the period ended December 31, 1995, which are included in the Annual Report on Form 11-K.

/s/ McGladrey & Pullen, L.L.P.

Champaign, Illinois
April 26, 1996

- - ----------------------------------------------------------------------   F - 27

                                                    EXHIBIT 99.2



                       FORM 11-K

         SECURITIES AND EXCHANGE COMMISSION
             Washington, D.C.   20549


                    ANNUAL REPORT
         Pursuant to Section 15(d) of the
         Securities Exchange Act of 1934


     For the fiscal year ended December 31, 1995


  Commission File No. 0-15950 (First Busey Corporation)
         Commission File No. 33-60402 (the Plan)


A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

    FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
                      AND TRUST
                     ("the Plan")


B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                FIRST BUSEY CORPORATION
                  201 WEST MAIN STREET
                URBANA, ILLINOIS   61801

Required Information
Employee Stock Ownership Plan                                        Page
                                                                  -----------
Independent Auditor's Report on the Financial Statements          F-1

Financial Statements
     1) Statements of Net Assets Available
        for Plan Benefits                                         F-2

     2) Statements of Changes in Net Assets
        Available for Plan Benefits                               F-4 - F-5

     3) Notes to Financial Statements                             F-6 - F-10

     4) Independent Auditor's Report on the                       F-11
        Supplementary Information

     5) Reportable Transactions                                   F-12

     6) Party in Interest Transactions                            F-13


     9) Consent of Independent Public Accountants                 F-14

                          FIRST BUSEY CORPORATION
                      EMPLOYEES' STOCK OWNERSHIP PLAN
                                 AND TRUST

                             FINANCIAL REPORT

                             DECEMBER 31, 1995

                         FIRST BUSEY CORPORATION
                 EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST

                             C O N T E N T S

- - ---------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                             3
- - ---------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                         4
  Statements of changes in net assets available
    for benefits                                                    6 and 7
  Notes to financial statements                                        8-12

- - ---------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT
  ON THE SUPPLEMENTARY INFORMATION                                       13

- - ---------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION

  Reportable transactions                                                14
  Party in interest transactions                                         15
- - ---------------------------------------------------------------------------

                        INDEPENDENT AUDITOR'S REPORT


To the Administrative Committee
  and Participants
First Busey Corporation Employees'
  Stock Ownership Plan and Trust
Urbana, Illinois


     We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST as of December 31, 1995 and 1994, and the related statements of changes in net assets available for benefits each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST as of December 31, 1995 and 1994, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.






Champaign, Illinois
April 8, 1996

- - ----------------------------------------------------------------------   F - 3

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
December 31, 1995 and 1994
- - -------------------------------------------------------------------------------

                                                    1995                                           1994
                                -------------------------------------------     -------------------------------------------
                                  Allocated     Unallocated        Total         Allocated      Unallocated        Total
                                -----------     -----------     -----------     -----------     -----------     -----------
ASSETS:
  Money market fund             $     9,014     $        54     $     9,068     $      -        $    50,000     $    50,000
  Investment in First
    Busey Corporation
    Class A common
    stock, at fair
    value                         6,192,890       1,992,889       8,185,779       5,197,220       2,386,554       7,583,774
                                -----------     -----------     -----------     -----------     -----------     -----------

Total assets                    $ 6,201,904     $ 1,992,943     $ 8,194,847     $ 5,197,220     $ 2,436,554     $ 7,633,774
                                -----------     -----------     -----------     -----------     -----------     -----------

LIABILITIES:
  Due to First Busey
    Corporation
    Profit Sharing
    Plan & Trust                $      -        $      -         $     -         $     -        $    50,000     $    50,000
  Accounts payable                     -               -               -             11,458            -             11,458
  Interest payable                     -               -               -             22,801            -             22,801
  Notes payable                        -            750,000         750,000            -          1,000,000       1,000,000
                                -----------     -----------     -----------     -----------     -----------     -----------

Total liabilities               $      -        $   750,000     $   750,000     $    34,259     $ 1,050,000     $ 1,084,259
                                -----------     -----------     -----------     -----------     -----------     -----------

NET ASSETS
  AVAILABLE
  FOR PLAN
  BENEFITS                      $ 6,201,904     $ 1,242,943     $ 7,444,847     $ 5,162,961     $ 1,386,554     $ 6,549,515
                                ===========     ===========     ===========     ===========     ===========     ===========

See Notes to Financial Statements.

- - ----------------------------------------------------------------------   F - 4

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
December 31, 1995 and 1994
- - -------------------------------------------------------------------------------



               This page left intentionally blank.



- - ----------------------------------------------------------------------   F - 5

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
Years Ended December 31, 1995, 1994 and 1993
- - -------------------------------------------------------------------------------

                                                                            1995
                                                         --------------------------------------------
                                                          Allocated      Unallocated         Total
                                                         -----------     -----------      -----------
Investment income:
  Net change in unrealized appreciation in market
    value of investments                                 $   563,245     $   270,641      $   833,886
  Interest                                                     5,327              54            5,381
  Dividends                                                  270,970            -             270,970
Employer contribution                                         80,000         250,000          330,000
Allocation of First Busey Corporation Class A common
  stock, at market value
    1995 - 24,604 shares                                     664,306            -             664,306
    1994 - 39,367 shares                                        -               -                -
    1993 - 39,365 shares                                        -               -                -
Cash fund allocation                                            -               -                -
                                                         -----------     -----------      -----------
Total additions                                          $ 1,583,848     $   520,695      $ 2,104,543
                                                         -----------     -----------      -----------

Interest expense                                         $    74,683     $      -         $    74,683
Administrative expenses                                       56,834            -              56,834
Distributions to participants
    Cash                                                         304            -                 304
    Stock 1995 - 9,502 shares                                230,424            -             230,424
    Stock 1994 - 12,539 shares                                  -               -                -
    Stock 1993 - 3,847.5 shares                                 -               -                -
Dividend distributions to participants                       182,660            -             182,660
Allocation of First Busey Corporation Class A common
  stock, at market value
    1995 - 24,604 shares                                        -            664,306          664,306
    1994 - 39,367 shares                                        -               -                -
    1993 - 39,365 shares                                        -               -                -
Cash fund allocation                                            -               -                -
                                                         -----------     -----------      -----------
Total deductions                                         $   544,905     $   664,306      $ 1,209,211
                                                         -----------     -----------      -----------

Net increase (decrease)                                  $ 1,038,943     $  (143,611)     $   895,332

Net assets available for benefits:
  Beginning of year                                        5,162,961       1,386,554        6,549,515
                                                         -----------     -----------      -----------

  End of year                                            $ 6,201,904     $ 1,242,943      $ 7,444,847
                                                         ===========     ===========      ===========

See Notes to Financial Statements.

- - ----------------------------------------------------------------------   F - 6

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
Years Ended December 31, 1995, 1994 and 1993
- - -------------------------------------------------------------------------------

                                  1994                                               1993
              --------------------------------------------        --------------------------------------------
               Allocated      Unallocated         Total            Allocated      Unallocated         Total
              -----------     -----------      -----------        -----------     -----------      -----------
ALIGN
WITH
PREVIOUS      $   481,116     $   378,900      $   860,016        $   767,906     $   912,666      $ 1,680,572
PAGE                  533            -                 533                385            -                 385
                  252,386            -             252,386            263,141            -             263,141
                     -            400,000          400,000               -            412,500          412,500


                     -               -                -                  -               -                -
                  954,651            -             954,651               -               -                -
                     -               -                -               843,754            -             843,754
                     -             18,682           18,682                900            -                 900
              -----------     -----------      -----------        -----------     -----------      -----------
              $ 1,688,686     $   797,582      $ 2,486,268        $ 1,876,086     $ 1,325,166      $ 3,201,252
              -----------     -----------      -----------        -----------     -----------      -----------

              $    95,432     $      -         $    95,432        $    93,879     $      -         $    93,879
                   47,157            -              47,157             40,148            -              40,148

                      231            -                 231                578            -                 578
                     -               -                -                  -               -                -
                  269,589            -             269,589               -               -                -
                     -               -                -                62,842            -              62,842
                  142,823            -             142,823            120,928            -             120,928


                     -               -                -                  -               -                -
                     -            954,651          954,651               -               -                -
                     -               -                -                  -            843,754          843,754
                   18,682            -              18,682               -                900              900
              -----------     -----------      -----------        -----------     -----------      -----------
              $   573,914     $   954,651      $ 1,528,565        $   318,375     $   844,654      $ 1,163,029
              -----------     -----------      -----------        -----------     -----------      -----------

              $ 1,114,772     $  (157,069)     $   957,703        $ 1,557,711     $   480,512      $ 2,038,223


                4,048,189       1,543,623        5,591,812          2,490,478       1,063,111        3,553,589
              -----------     -----------      -----------        -----------     -----------      -----------

              $ 5,162,961     $ 1,386,554      $ 6,549,515        $ 4,048,189     $ 1,543,623      $ 5,591,812
              ===========     ===========      ===========        ===========     ===========      ===========

See Notes to Financial Statements.

- - ----------------------------------------------------------------------   F - 7

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 1.   VALUATION OF INVESTMENTS AND INCOME RECOGNITION

          The common stock of the Company is valued at fair value. As the Company's common stock is traded in the over-the-counter (OTC) market, fair value is determined by the last reported sales price at the valuation date.

          Dividend income is accrued on the ex-dividend date.

          Purchases and sales of securities are recorded on a trade-date basis. Realized gains and losses from security transactions are reported on the specific identification cost method.

NOTE 2.   PLAN DESCRIPTION

          The following description of the Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

          General:

            First Busey Corporation (the Company) established the First
            Busey Corporation Employees' Stock Ownership Plan and Trust
            (the Plan) effective as of January 1, 1984. The Plan operates, in relevant part, as a leveraged employee stock ownership plan
            (ESOP), and is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (the Code), and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The Plan is a multiple-employer stock ownership plan and is administered by the Company. First Busey Trust & Investment Co., a subsidiary of the Company, is the Plan's Trustee.

            The Plan purchased Company common shares using the proceeds of bank borrowings guaranteed by the Company, and holds the stock in a trust established under the Plan. The borrowings are to be repaid by fully deductible Company contributions to the trust fund. As the Plan makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employees' accounts in accordance with applicable regulations under the Code.

            The bank borrowings are collateralized by the unallocated shares of stock and is guaranteed by the Company. The lender has no rights against shares once they are allocated under the ESOP. Accordingly, the financial statements of the Plan for the years 1995 and 1994 present separately the assets and liabilities and changes therein pertaining to:

              (a) the accounts of employees with vested rights in allocated stock (Allocated) and

              (b)  stock not yet allocated to employees (Unallocated).

- - ----------------------------------------------------------------------   F - 8

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

            The Plan covers all full-time employees of the Company and its participating subsidiaries who have completed six months of service. Participants who do not work full-time or are not employed on the last working day of a Plan year, are generally not eligible for an allocation of Company contributions for such year.

            No distributions from the Plan will be made until a participant retires, dies (in which case, payment shall be made to his or her beneficiary or, if none, his or her legal representatives), or otherwise terminates employment with the Company. Distributions are made in cash or, if a participant elects, in the form of Company common stock plus cash for any fractional share.

            Each participant is entitled to exercise voting rights attributable to the shares allocated to his or her account and is notified by the Trustee prior to the time that such rights are to be exercised. The Trustee is not permitted to vote any share for which instructions have not been given by a participant.

            The Company reserves the right to terminate the Plan at any time, subject to Plan provisions. Upon such termination of the Plan, the interest of each participant in the trust fund will be distributed to such participant or his or her beneficiary at the time prescribed by the Plan terms and the Code. Upon termination of the Plan, the Employee Benefits Committee shall direct the Trustee to pay all liabilities and expenses of the trust fund and to sell shares of financed stock held in the loan suspense account to the extent it determines such sale to be necessary in order to repay the loan.

          Participant accounts:

            Each participant's account is credited with an allocation of (a) the employer contributions, (b) Plan earnings and (c) forfeitures of terminated participant's non-vested accounts.

            Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. Allocations of Plan earnings are based on participant account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

          Vesting:

            Vesting in the participants' accounts is based on years of continuous service. A participant is 100 percent vested after seven years of credited service.

          Payment of benefits:

            Upon termination of service, a participant may elect to receive either a lump-sum amount equal to the value of his or her account, or in installments over a period not longer than the life expectancy of the participant.

- - ----------------------------------------------------------------------   F - 9

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

          Dividends distributed to participants:

            Dividends on common stock, which are allocated to participants' accounts, are distributed directly to the participant so that the dividends result in income tax deductions for First Busey Corporation.

          Plan termination:

            Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants would become 100 percent vested in their accounts.

            Presently, there is no intention on the part of the Company to terminate the Plan or discontinue contributions to the Trust.

NOTE 3.   EMPLOYER CONTRIBUTIONS

          The Company is obligated to make contributions in cash to the Plan which, when aggregated with the Plan's dividends and interest earnings, equal the amount necessary to enable the Plan to make its regularly scheduled payments of principal and interest due on its debt discussed in Note 6.

NOTE 4.   ADMINISTRATION OF PLAN ASSETS

          The Plan's assets, which consist principally of First Busey Corporation Class A common stock, are held by the Trustee of the Plan.

          Company contributions are held and managed by the Trustee, which invests cash received, interest, and dividend income and makes distributions to participants. The Trustee also administers the payment of interest and principal on the loan, which is reimbursed to the Trustee through contributions as determined by the Company.

          Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan. Administrative expenses for the Trustee's fees are paid directly by the Plan.

NOTE 5.   INVESTMENT

          The Plan's investment, at December 31, consists solely of First Busey Corporation Class A common stock as follows:

                                                  1995                                      1994
                                    --------------------------------          --------------------------------
                                     ALLOCATED           UNALLOCATED           Allocated           Unallocated
                                    -----------          -----------          -----------          -----------
            Number of
              shares                    229,366               73,811              214,318               98,415
                                    ===========          ===========          ===========          ===========
            Cost                    $ 2,134,342          $   686,841          $ 1,994,315          $   915,791
                                    ===========          ===========          ===========          ===========
            Fair value              $ 6,192,890          $ 1,992,889          $ 5,197,220          $ 2,386,554
                                    ===========          ===========          ===========          ===========

- - ----------------------------------------------------------------------   F - 10

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 6.   NOTES PAYABLE

          The Plan had the following notes payable as of December 31, 1995 and 1994, secured by 73,811 and 98,415 shares of First Busey Corporation Class A common stock, respectively:

                                                               1995                1994
                                                           ----------          ------------
          American National Bank of Chicago,
            7.225%, due January 31, 1996                   $  375,000          $   500,000
          American National Bank of Chicago,
            7.4375%, due January 31, 1996                     375,000              500,000
                                                           ----------          ------------

                                                            $ 750,000          $ 1,000,000
                                                           ==========          ============

          Both of the above notes payable were renewed on January 19, 1996, and carry interest rates of LIBOR plus 150 basis points, adjusted quarterly, and have maturity dates of January 31, 1997.

NOTE 7. RECONCILIATION OF DIFFERENCES BETWEEN THESE FINANCIAL STATEMENTS AND THE FINANCIAL INFORMATION REQUIRED ON FORM 5500

                                                                               December 31,
                                                                                  1995
                                                                               ------------
          Net assets available for benefits as presented in these
            financial statements                                               $ 7,444,847

          Amounts allocated to withdrawing participants                           (318,353)
                                                                               ------------

          Net assets available for benefits as presented on Form 5500          $ 7,126,494
                                                                               ============
                                                                               Years Ended
                                                                               December 31,
                                                                                  1995
                                                                               ------------
          Net increase in net assets available for benefits as presented
            in these financial statements                                      $   895,332

          Less amounts allocated to withdrawing participants at the end
            of the year                                                           (318,353)
                                                                               ------------


          Net increase in net assets available for benefits as presented
            on Form 5500                                                       $   576,979
                                                                               ============

          Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

- - ----------------------------------------------------------------------   F - 11

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
- - -------------------------------------------------------------------------------

NOTE 8.   INCOME TAX STATUS

          The Internal Revenue Service has determined and informed the Company by a letter dated March 28, 1996, that the Plan is qualified and the trust established under the Plan is tax-exempt, under the appropriate sections of the Code.

NOTE 9.   PARTY IN INTEREST TRANSACTIONS

          Parties in interest include fiduciaries or employees of the plan, any person who provides services to the plan, an employer whose employees are covered by the plan, an employee organization whose members are covered by the plan, a person who owns 50 percent or more of such an employer or employee association, or relatives of such persons just listed.

NOTE 10.  FORFEITED ACCOUNTS

          At December 31, 1995, forfeited nonvested accounts totaled
          $62,473.  These accounts will be allocated to participants' accounts.

- - ----------------------------------------------------------------------   F - 12

      INDEPENDENT AUDITOR'S REPORT ON THE SUPPLEMENTARY INFORMATION


TO THE ADMINISTRATIVE COMMITTEE
  AND PARTICIPANTS
FIRST BUSEY CORPORATION EMPLOYEES'
  STOCK OWNERSHIP PLAN AND TRUST
URBANA, ILLINOIS


     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information which follows is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






Champaign, Illinois
April 8, 1996

- - ----------------------------------------------------------------------   F - 13

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
REPORTABLE TRANSACTIONS
Year Ended December 31, 1995
- - -------------------------------------------------------------------------------

                                Total              Total             Total             Total              Net
                              Number of          Number of          Purchase           Selling            Gain
    Description               Purchases            Sales             Price             Price             (Loss)
- - ---------------------         ---------          ---------         ---------          ---------         ---------
Franklin IFT Money
  Market Portfolio               21                 42             $ 445,383          $ 474,868         $   -

- - ----------------------------------------------------------------------   F - 14

FIRST BUSEY CORPORATION
EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
PARTY IN INTEREST TRANSACTIONS
Year Ended December 31, 1995
- - -------------------------------------------------------------------------------

     Description of Transaction                      Transaction Amount
- - ---------------------------------------------        ------------------
Management fees paid to First Busey Trust &
  Investment Co.                                         $ 25,896

Sale of 54 shares of First Busey Corporation
  Class A common stock to First Busey
  Corporation                                               1,458

- - ----------------------------------------------------------------------   F - 15

                     [McGLADREY & PULLEN LOGO]
                     McGLADREY & PULLEN, L.L.P.
           --------------------------------------------
           Certified Public Accountants and Consultants



                CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the registration statement of First Busey Corporation on Form S-8 (File No. 33-60402) of our report dated April 8, 1996 on our audits of the financial statements of First Busey Corporation Employee Stock Ownership Plan and Trust as of December 31, 1995 and 1994 and for the three years in the period ended December 31, 1995 which are included in the Annual Report on Form 11-K.

/s/ McGladrey & Pullen, L.L.P.


Champaign, Illinois
April 26, 1996

- - ----------------------------------------------------------------------   F - 16