Form 10-K/A
period 1996-02-29
FIRST BUSEY CORP /NV/
filed 1996-05-08
CIK 314489

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at February  29, 1996
- ----------------------------------------      ---------------------------------
Class A Common Stock, without par value                     3,785,016
Class B Common Stock, without par value                       750,000


               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 18, 1996 for First Busey Corporation's Annual Meeting of Stockholders to be held on April 16, 1996 (the "1996 Proxy Statement") are incorporated by reference into Part III.

This Form 10-K/A is filed for the purpose of properly submitting
Exhibit 27 - Financial Data Schedule.

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



Dated:  May 7, 1996