Form 10-Q
period 1996-03-31
FIRST BUSEY CORP /NV/
filed 1996-05-16
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 1O-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/96             Commission File No. 0-15950



                        FIRST BUSEY CORPORATION

          (Exact name of registrant as specified in its Charter)

                     Nevada                            37-1078406
       -------------------------------            --------------------
       (State or other jurisdiction of              I.R.S. Employer
        incorporation or organization)            Identification No.)

           102 E. Main St., Suite 102
                 Urbana, Illinois                        61801
       -------------------------------            --------------------
    (Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code:  (217) 384-4513


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__    No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

                     Class                        Outstanding at April 30, 1996
   ---------------------------------------        -----------------------------
   Class A Common Stock, without par value                    3,780,333
   Class B Common Stock, without par value                      750,000

                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BUSEY CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                       March 31, 1996         December 31, 1995
                                                                     ------------------       -----------------
                                                                               (Dollars in thousands)
ASSETS
Cash and due from banks                                                       $41,548                $39,358

Federal funds sold                                                             13,000                    650
Securities held to maturity (fair value 1996  $66,594; 1995 $62,625)           66,024                 61,501
Securities available for sale (amort. cost 1996  $211,830;
     1995 $218,257)                                                           216,086                223,016
Trading Securities at fair value                                                1,898                   -
Loans (net of unearned  interest)                                             488,749                481,772
Allowance for loan losses                                                      (5,569)                (5,473)
                                                                     ------------------       -----------------
    Net loans                                                                $483,180               $476,299

Premises and equipment                                                         21,413                 21,857
Other assets                                                                   20,685                 21,985
                                                                     ------------------       -----------------
        Total assets                                                         $863,834               $844,666
                                                                     ==================       =================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                      $70,965                $72,386
    Interest bearing                                                          684,921                672,511
                                                                     ------------------       -----------------
    Total deposits                                                           $755,886               $744,897

Short-term borrowings                                                          28,823                 21,674
Long-term debt                                                                  5,000                  5,000
Other liabilities                                                               5,938                  5,317
                                                                     ------------------       -----------------
    Total liabilities                                                        $795,647               $776,888
                                                                     ==================       =================


STOCKHOLDER'S EQUITY

Preferred stock                                                        $         -                $     -
Common stock                                                                    6,291                  6,291
Surplus                                                                        20,388                 20,380
Retained earnings                                                              43,546                 42,474
Unrealized gain (loss) on securities available for sale, net                    2,701                  3,093
                                                                     ------------------       -----------------
    Total stockholders' equity before treasury stock, unearned ESOP           $72,926                $72,238
    shares and deferred compensation for stock grants
Treasury stock, at cost                                                        (3,951)                (3,659)
Unearned ESOP shares and deferred compensation for stock grants                  (788)                  (801)
                                                                     ------------------       -----------------
    Total stockholders' equity                                                $68,187                $67,778
                                                                     ------------------       -----------------
    Total liabilities and stockholders' equity                               $863,834               $844,666
                                                                     ==================       =================
Class A Common Shares outstanding at period end                             3,781,207              3,791,305
                                                                     ==================       =================
Class B Common Shares outstanding at period end                               750,000                750,000
                                                                     ==================       =================

                   FIRST BUSEY CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                       March 31, 1996          March 31, 1995
                                                                     ------------------       -----------------
                                                                               (Dollars in thousands)
ASSETS

Cash and due from banks                                                       $41,548                $38,014

Federal funds sold                                                             13,000                 15,600
Securities held to maturity (fair value 1996  $66,594; 1995 $65,471)           66,024                 65,425
Securities available for sale (amort. cost 1996  $211,830;
    1995 $154,007)                                                            216,086                154,777
Trading securities at fair value                                                1,898                      0
Loans (net of unearned  interest)                                             488,749                436,859
Allowance for loan losses                                                      (5,569)                (5,402)
                                                                     ------------------       -----------------
    Net loans                                                                $483,180               $431,457

Premises and equipment                                                         21,413                 21,573
Other assets                                                                   20,685                 18,414
                                                                     ------------------       -----------------
    Total assets                                                             $863,834               $745,260
                                                                     ==================       =================



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                      $70,965                $61,933
    Interest bearing                                                          684,921                593,036
                                                                     ------------------       -----------------
    Total deposits                                                           $755,886               $654,969

Short-term borrowings                                                          28,823                 19,084
Long-term debt                                                                  5,000                  5,000
Other liabilities                                                               5,938                  4,647
                                                                     ------------------       -----------------
    Total liabilities                                                        $795,647               $683,700
                                                                     ------------------       -----------------

STOCKHOLDER'S EQUITY

Preferred stock                                                        $         -              $       -
Common stock                                                                    6,291                  6,291
Surplus                                                                        20,388                 20,316
Retained earnings                                                              43,546                 38,824
Unrealized gain (loss) on securities available for sale, net                    2,701                    487
                                                                     ------------------       -----------------
    Total stockholders' equity before treasury stock, unearned ESOP           $72,926                $65,918
    shares and deferred compensation for stock grants
Treasury stock, at cost                                                        (3,951)                (3,236)
Unearned ESOP shares and deferred compensation for stock grants                  (788)                (1,122)
                                                                     ------------------       -----------------
    Total stockholders' equity                                                $68,187                $61,560
                                                                     ------------------       -----------------
    Total liabilities and stockholders' equity                               $863,834               $745,260
                                                                     ==================       =================
Class A Common Shares outstanding at period end                             3,781,207              3,802,136
                                                                     ==================       =================
Class B Common Shares outstanding at period end                               750,000                750,000
                                                                     ==================       =================

                  FIRST BUSEY CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                            1996                      1995
                                                                     ------------------       -----------------
                                                                  (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                $10,603                 $9,299
    Interest and dividends on investment securities:
        Taxable interest income                                                 3,531                  2,701
        Non-taxable interest income                                               511                    480
        Dividends                                                                  33                     34
    Interest on federal funds sold                                                322                    121
                                                                     ------------------       -----------------
        Total interest income                                                 $15,000                $12,635
                                                                     ------------------       -----------------

INTEREST EXPENSE:
    Deposits                                                                   $7,129                 $5,617
    Short-term borrowings                                                         361                    272
    Long-term debt                                                                 69                     68
                                                                     ------------------       -----------------
        Total interest expense                                                 $7,559                 $5,957
                                                                     ------------------       -----------------
        Net interest income                                                    $7,441                 $6,678
Provision for loan losses                                                         150                     50
                                                                     ------------------       -----------------
        Net interest income after provision for loan losses                    $7,291                 $6,628
                                                                     ------------------       -----------------

OTHER INCOME:
    Trust                                                                        $616                   $672
    Service charges on deposit accounts                                           699                    622
    Other service charges and fees                                                406                    310
    Security gains (losses), net                                                    1                    (98)
    Trading security gains (losses), net                                          (88)                     9
    Gain on sales of pooled loans                                                  48                    340
    Other operating income                                                        257                    398
                                                                     ------------------       -----------------
        Total other income                                                     $1,939                 $2,253
                                                                     ------------------       -----------------

OTHER EXPENSES:
    Salaries and wages                                                         $2,852                 $2,594
    Employee benefits                                                             568                    519
    Net occupancy expense of bank premises                                        468                    417
    Furniture and equipment expenses                                              394                    361
    Data processing                                                               336                    344
    Stationery, supplies and printing                                             158                    165
    Foreclosed property write-downs and expenses                                    4                     62
    Amortization expense                                                          330                    215
    Other operating expenses                                                    1,043                  1,086
                                                                     ------------------       -----------------
        Total other expenses                                                   $6,153                 $5,763
                                                                     ------------------       -----------------
        Income before income taxes                                             $3,077                 $3,118
Income taxes                                                                      886                    947
                                                                     ------------------       -----------------
        Net income                                                             $2,191                 $2,171
                                                                     ==================       =================
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:                     $0.48                  $0.47
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                                        $0.25                  $0.22
                                                                     ==================       =================
    Class B Common Stock                                                        $0.23                  $0.20
                                                                     ==================       =================

                  FIRST BUSEY CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                                 1996                      1995
                                                                          ------------------       -----------------
                                                                       (Dollars in thousands, except per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $2,191                 $2,171
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                  825                    694
        Provision for loan losses                                                      150                     50
        Increase (decrease) in deferred income taxes                                    10                     25
        Amortization of investment security discounts                                 (606)                   (79)

        (Gain) loss on sales of investment securities, net                              (1)                    98

        Proceeds from sales of pooled loans                                          4,508                  9,601
        Loans originated for sale                                                   (3,597)                 7,521
         Gain on sale of pooled loans                                                  (48)                  (340)
        Change in assets and liabilities:
            Decrease in other assets                                                 1,204                      9
            Increase in accrued expenses                                               (49)                   245
            Increase (decrease) in interest payable                                   (126)                   362
            Increase in income taxes payable                                           796                    851
                                                                          ------------------       -----------------
                Net cash provided by operating activities                           $5,257                $21,208
                                                                          ------------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                 $4,954                 $6,457
    Proceeds from maturities of securities classified available for sale           215,624                 25,875
    Proceeds from maturities of securities classified held to maturity              12,090                  3,381
    Purchase of securities classified available for sale                          (215,634)               (41,167)
    Purchase of securities classified held to maturity                             (16,521)                (2,198)
    (Increase) decrease in federal funds sold                                      (12,350)               (15,600)
    Increase in loans                                                               (7,927)                (2,983)
    Purchases of premises and equipment                                                (38)                  (105)
                                                                          ------------------       -----------------
                Net cash (used in) investing activities                           ($19,802)              ($26,340)
                                                                          ------------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                               ($108)               $35,032
    Net increase (decrease) in demand, money market and saving deposits             11,097                (15,757)
    Cash dividends paid                                                             (1,119)                  (986)
    Purchase of treasury stock                                                        (318)                   (55)
    Proceeds from sale of treasury stock                                                34                     62
    Proceeds from short-term borrowings                                                  0                  5,000
    Principal payments on short-term borrowings                                      (500)                     0
    Net increase (decrease) in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings                 7,649                (11,476)
                                                                          ------------------       -----------------
                Net cash provided by (used in) financing activities                $16,735                $11,820
                                                                          ------------------       -----------------
                Net increase (decrease) in cash and cash equivalents                $2,190                 $6,688
Cash and due from banks, beginning                                                  39,358                 31,326
                                                                          ------------------       -----------------
Cash and due from banks, ending                                                    $41,548                $38,014
                                                                          ==================       =================

                     FIRST BUSEY CORPORATION and Subsidiaries
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The consolidated interim financial statements of First Busey Corporation and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year.


NOTE 2:  LOANS

The major classifications of loans at March 31, 1996 and December 31, 1995 were as follows:

                                                 March 31, 1996           December 31, 1995
                                                 ------------------------------------------
                                                           (Dollars in thousands)
Commercial                                            $52,719                  $55,687
Real estate construction                               22,323                   25,566
Real estate - farmland                                 10,831                   11,162
Real estate - 1-4 family residential mortgage         187,053                  179,047
Real estate - multifamily mortgage                     58,880                   57,364
Real estate - non-farm nonresidential mortgage        105,205                   98,006
Installment                                            41,227                   42,353
Agricultural                                           10,516                   12,594
                                                 ------------------------------------------
                                                     $488,754                 $481,779
Less:
    Unearned interest                                       5                        7
                                                 ------------------------------------------
                                                     $488,749                 $481,772
                                                 ------------------------------------------
Less:
    Allowance for loan losses                           5,569                    5,473
                                                 ------------------------------------------
    Net loans                                        $483,180                 $476,299
                                                 ==========================================

The real estate-mortgage category includes loans held for sale with carrying values of $940,000 at March 31, 1996 and $1,803,000 at December 31, 1995;
these loans had fair market values of $948,000 and $1,840,000, respectively.

                 FIRST BUSEY CORPORATION and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                      1996                     1995
                                                                   ----------               ----------
Net income                                                         $2,191,000               $2,171,000
Shares:
    Weighted average common shares outstanding                      4,537,040                4,552,112

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method                71,773                   63,029
                                                                   ----------               ----------
Weighted average common shares outstanding,
    as adjusted                                                     4,608,813                4,615,141
                                                                   ==========               ==========
Net income per share of common stock and stock equivalents:             $0.48                    $0.47
                                                                   ==========               ==========


NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

                                                                                   1996               1995
                                                                                ----------         ----------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                                             $7,685             $5,595
                                                                                ==========         ==========
             Income taxes                                                             $0                $51
                                                                                ==========         ==========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                            $33               $510
                                                                                ==========         ==========

        Change in unrealized gain (loss) on securities available for sale           $603             $2,044
                                                                                ==========         ==========

        (Decrease) increase in deferred income taxes attributable to the
          unrealized (gain) loss on investment securities available for sale        $211             ($715)
                                                                                ==========         ==========

                ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 1996 (unaudited) when compared with December 31, 1995 and the results of operations for the three months ended March 31, 1996 and 1995 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT MARCH 31, 1996 AS COMPARED TO DECEMBER 31, 1995

Total assets increased $19,168,000, or 2.3%, to $863,834,000 at March 31,
1996 from $844,666,000 at December 31, 1995.

Securities held to maturity increased $4,523,000, or 7.4%, to $66,024,000 at March 31, 1996 from $61,501,000 at December 31, 1995. Securities available for sale decreased $6,930,000, or 3.1%, to $216,086,000 at March 31, 1996
from $233,016,000 at December 31, 1995.

Loans increased $7,037,000 or 1.5%, to $488,749,000 at March 31, 1996 from
$481,772,000 at December 31, 1995, primarily due to increases in mortgage loans that exceeded the decreases in other loan categories.

Total deposits increased $10,989,000, or 1.5%, to $755,886,000 at March 31, 1996 from $744,897,000 at December 31, 1995. Non-interest bearing deposits decreased 2.0% to $70,965,000 at March 31, 1996 from $72,386,000 at
December 31, 1995. Interest bearing deposits increased 1.8% to $684,921,000 at March 31, 1996 from $672,511,000 at December 31, 1995. Short-term borrowings increased $7,149,000, or 33.0%, to $28,823,000 at March 31,
1996, as compared to $21,674,000 at December 31, 1995. This was due primarily to an increase in repurchase agreements.

In the first three months of 1996, the Corporation repurchased 11,598 shares of its Class A stock at an aggregate cost of $318,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of March 31, 1996, 10,500 of the 64,500 options which became exercisable on January 1, 1993 (and expire December 31, 1996) have not yet been exercised and 28,500 of the 39,000 options which became exercisable on January 1, 1995 (and expire December 31, 1997) have not yet been exercised.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                 March 31, 1996           December 31,1995
                                                                                 --------------           ----------------
                                                                                         (Dollars in thousands)
Non-accrual loans                                                                        $482                   $532
Loans 90 days past due, still accruing                                                    994                    897
Restructured loans                                                                          0                      0
Other real estate owned                                                                 1,185                  1,380
Non-performing other assets                                                                 1                      1
                                                                                 --------------           ----------------
    Total non-performing assets                                                        $2,662                 $2,810
                                                                                 ==============           ================
Total non-performing assets as a percentage of total assets                              0.31%                  0.33%
                                                                                 ==============           ================
Total non-performing assets as a percentage of loans plus non-performing assets          0.54%                  0.58%
                                                                                 ==============           ================

The ratio of non-performing assets to loans plus non-performing assets decreased to .54% at March 31, 1996 from .58% at December 31, 1995. This was due to decreases in the balance of non-accrual loans and other real estate owned, offset partially by an increase in the balance of loans 90 days past due and still accruing. The balance of loans outstanding increased during the period, while the balance of non-performing assets decreased, thereby causing a further decrease in the percentage of non-performing assets.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO MARCH 31, 1995

SUMMARY

Net income for the three months ended March 31, 1996 increased 0.9% to $2,191,000 as compared to $2,171,000 for the comparable period in 1995. Earnings per share increased 2.1% to $.48 at March 31, 1996 as compared to $.47 for the same period in 1995.

Operating earnings, which exclude security gains (losses) and the related tax expense (benefit), were $2,190,000, or $.48 per share for the three months ended March 31, 1996, as compared to $2,235,000, or $.48 per share for the same period in 1995.

The Corporation's return on average assets was 1.03% for the three months ended March 31, 1996, as compared to 1.21% achieved for the comparable period in 1995. The return on average assets from operations of 1.03% for the three months ended March 31, 1996 was less than the 1.25% achieved in the comparable period of 1995.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.96% for the three months ended March 31, 1996, as compared to 4.29% for the same period in 1995. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.65% for the three months ended March 31, 1996, compared to 3.90% for the same period in 1995. The decrease in the net interest margin reflects the increase in interest expense the Corporation experienced due to the $78 million in deposit liabilities assumed in December 1995. The Corporation is planning to reinvest investment security maturities and sales proceeds in higher yielding loans in order to increase the net interest margin.

During the three months ended March 31, 1996, the Corporation recognized security gains of approximately $1,000, after income taxes, representing an insignificant portion of net income. During the same period in 1995, security losses of approximately $64,000 after income tax benefits, were recognized, representing 2.9% of net income.

INTEREST INCOME

Interest income, on a tax equivalent basis, for the three months ended
March 31, 1996 increased 18.4% to $15,344,000 from  $12,963,000 for the comparable period in 1995. The increase in interest income resulted from an increase in average earning assets of $126,536,000 for the period ended
March 31, 1996, due largely to an increase of $64,339,000 in average U.S. government obligations outstanding, and an increase of $40,885,000 in average
loan balances outstanding.   The average yield on interest earning assets
decreased 13 basis points for the three months ended March 31, 1996 as compared to the same period in 1995.

INTEREST EXPENSE

Total interest expense increased 26.9% for the three months ended
March 31, 1996 as compared to the prior year period. This increase resulted in large part from a $65,226,000 increase in average time deposit balances and from 34 and 59 basis point increases in the rates paid on time deposits and savings deposits, respectively, for the three months ended March 31, 1996, as compared to the same period in 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $150,000 for the three months ended
March 31, 1996 is $100,000 more than the provision for the comparable period in 1995. The provision and the net recoveries for the period resulted in the reserve representing 1.14% of total loans on March 31, 1996, the same as the level at December 31, 1995. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

Within the last three years, the Corporation has rapidly grown its installment loan portfolio through dealer paper, installment car loans originated by dealers at the time of sale. It is possible that a weakening in the economic cycle could adversely affect the quality of these loans and resultant charge-offs may necessitate larger loan loss provisions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, decreased 17.6% for the three months ended March 31, 1996 as compared to the same period in 1995.
This was a combination of decreased trust revenue, trading security losses,
reduced gains on the sales of pooled loans and reduced other income.   Other
operating income decreased $141,000 from the comparable period in 1995. Gains of $48,000 were recognized on the sale of $4,460,000 of pooled loans for the three months ended March 31, 1996 as compared to gains of $340,000 on the sale of $9,261,000 of pooled loans in the prior year period.

Management anticipates continued sales from the current mortgage loan production of the Corporation if mortgage loan originations are high relative to historic norms and the sales of the loans are necessary to maintain the asset/liability structure that the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.

Total other expense increased 6.8% or $390,000 for the three months ended March 31, 1996 as compared to the same period in 1995.

Salaries and wages expense increased $258,000 or 9.9% and employee benefits expense increased $49,000 or 9.4% for the three months ended March 31, 1996, as compared to the same period last year as a result of new staffing at the banking centers added in December 1995. Occupancy and furniture and equipment expenses increased 10.8% to $862,000 for the three months ended March 31, 1996 from $778,000 in the prior year period. Data processing expense decreased $8,000 or 2.3% to $336,000 for the three months ended March 31, 1996 from the
prior year period.   Foreclosed property write-downs and expenses decreased
$58,000 to $4,000 for the three months ended March 31, 1996 from the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, increased to 1.93% for the three months ended March 31, 1996 from 1.91% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by net revenue. (More specifically it is defined as non interest expense expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the three months ended March 31, 1996 was 63.4% as compared to 61.7% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 63.6% and 63.9%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended March 31, 1996 decreased to $886,000 as compared to $947,000 for the comparable period in 1995 due to the reclassification of expenses of certain acquisition costs. As a percent of income before taxes, the provision for income taxes decreased to 28.8% for the three months ended March 31, 1996 from 30.4% for the same period in 1995.

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $2,000,000 available as of March 31, 1996. Long-term liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation purchases federal funds as a service to its respondent banks, but does not rely upon these purchases for liquidity needs.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased to 10.9% at March 31, 1996 from 9.6% at December 31, 1995. This is the ratio of total large liabilities to total liabilities. This change was due to a $5,073,000 increase in time deposits over $100,000 and a $7,971,000 increase in repurchase agreements which resulted in a higher ratio of large liabilities to total liabilities.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 1996, the Corporation earned $2,191,000 and paid dividends of $1,119,000 to stockholders, resulting in a retention of current earnings of $1,072,000.
The Corporation's dividend payout for the three months ended March 31, 1996 was 51.1%. The Corporation's risk-based capital ratio was 12.44% and the leverage ratio was 6.56% as of March 31 1996, as compared to 12.36% and 6.92% respectively as of December 31, 1995. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of March 31, 1996.

RATE SENSITIVE ASSETS AND LIABILITIES

Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive, earning assets and rate-sensitive, interest bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is however, only a static, single-day depiction of the Corporation's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 1996.

                                                                  Rate Sensitive Within
                                         ----------------------------------------------------------------------
                                             1-30       31-90       91-180     181 Days-    Over
                                             Days        Days        Days       1 Year     1 Year       Total
                                         ----------------------------------------------------------------------
                                                                 (Dollars in thousands)

Federal funds sold                         $13,000          $0          $0          $0          $0     $13,000
Investment securities
    U.S. Governments                        42,612      17,039      18,764      62,092      81,467     221,974

    Obligations of states and
        political subdivisions                 100         847         200       3,990      32,898      38,035

    Other securities                         8,728          10           0       1,702      13,559      23,999
Loans (net of unearned int.)               136,034      29,633      45,990      60,847     216,245     488,749
                                         ----------------------------------------------------------------------
    Total rate-sensitive assets           $200,474     $47,529     $64,954    $128,631    $344,169    $785,757
                                         ----------------------------------------------------------------------


Interest bearing transactions
    deposits                              $131,215          $0          $0          $0          $0    $131,215
Savings deposits                            81,154           0           0           0           0      81,154
Money market deposits                      126,900           0           0           0           0     126,900
Time deposits                               39,682      49,298      77,259      89,361      90,052     345,652
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                  500           0           0           0      19,573      20,073
    Other                                    8,750           0           0           0           0       8,750
Long-term debt                                               0           0           0       5,000       5,000
                                         ----------------------------------------------------------------------
    Total rate-sensitive liabilities      $388,201     $49,298     $77,259     $89,361    $114,625    $718,744
                                         ----------------------------------------------------------------------

    Rate-sensitive assets less
        rate-sensitive liabilities       ($187,727)    ($1,769)   ($12,305)    $39,270    $229,544     $67,013
                                         ----------------------------------------------------------------------


                                         ----------------------------------------------------------------------
    Cumulative Gap                       ($187,727)  ($189,496)  ($201,801)  ($162,531)    $67,013       ---
                                         ======================================================================

    Cumulative amounts as
       percentage of total
       rate-sensitive assets                -93.64%     -76.41%     -64.48%     -36.81%       8.53%      ---
                                         ======================================================================
    Cumulative ratio                          0.52X       0.57X       0.61X       0.73X       1.09X       1.09X
                                         ======================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $187.7 million in the 1-30 day repricing category. The gap beyond 30 days, through 180 days, becomes slightly more liability sensitive as rate-sensitive assets that reprice in those time periods are slightly less in volume than rate-sensitive liabilities that are subject to repricing in the
same respective time periods.   The gap beyond 180 days become less liability
sensitive as rate-sensitive assets that reprice after 180 days become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at March 31, 1996 will benefit the Corporation more if interest rates fall during the next 180 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 180 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.

                  FIRST BUSEY CORPORATION and Subsidiaries
                 AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED MARCH 31, 1996 AND 1995

                                                            1996                          1995
                                             ---------------------------------------------------------------
                                               Average    Income/    Yield/    Average   Income/    Yield/
                                               Balance    Expense    Rate      Balance   Expense     Rate
                                             ---------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                          $23,675      $321     5.45%     $8,336      $121     5.89%

    Investment securities
        U.S. Government obligations             222,235     3,227     5.82%    157,896     2,394     6.15%

        Obligations of states and political
            subdivisions (1)                     37,165       786     8.48%     34,295       739     8.74%

        Other securities                         24,120       337     5.60%     21,017       341     6.58%

    Loans (net of unearned interest) (1) (2)    481,131    10,673     8.90%    440,246     9,368     8.63%
                                               ------------------             ------------------

    Total interest earning assets              $788,326   $15,344     7.81%   $661,790   $12,963     7.94%
                                                          =======                        =======

    Cash and due from banks                      34,654                         31,498
    Premises and equipment                       21,619                         21,670
    Reserve for possible loan losses             (5,506)                        (5,420)
    Other assets                                 19,807                         18,142
                                               --------                       --------
Total Assets                                   $858,900                       $727,680
                                               ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits      $131,895      $520     1.58%   $123,288      $577     1.90%

    Savings deposits                             76,919       601     3.13%     47,734       299     2.54%
    Money market deposits                       131,491     1,238     3.78%    127,645     1,148     3.65%

    Time deposits                               347,754     4,770     5.50%    282,528     3,593     5.16%
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                15,771       201     5.11%     11,112       169     6.16%
        Other                                     9,000       160     7.14%      5,190       103     8.05%
    Long-term debt                                5,000        69     5.54%      5,000        68     5.54%
                                               ------------------             ------------------
    Total interest bearing liabilities         $717,830    $7,559     4.23%   $602,497    $5,957     4.01%
                                                          =======                        =======

    Net interest spread                                               3.58%                          3.93%
                                                                    =======                        =======

    Demand deposits                              67,328                         61,214
    Other liabilities                             5,514                          3,892
    Stockholders' equity                         68,228                         60,077
                                               --------                       --------

Total Liabilities and Stockholders' Equity     $858,900                       $727,680
                                               ========                       ========


Interest income / earning assets (1)           $788,326   $15,344     7.81%   $661,790   $12,963     7.94%

Interest expense / earning assets               788,326     7,559     3.85%    661,790     5,957     3.65%
                                                          -----------------              -----------------

Net interest margin (1)                                    $7,785     3.96%               $7,006     4.29%
                                                          =================              =================

  (1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.
  (2) Non-accrual loans have been included in average loans, net of unearned interest.

                FIRST BUSEY CORPORATION and Subsidiaries
                      CHANGES IN NET INTEREST INCOME
                 QUARTERS ENDED MARCH 31, 1996 AND 1995

                                                        Change due to (1)

                                                 Average      Average       Total
                                                 Volume      Yield/Rate     Change
                                                -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                              $208          (8)        $200
    Investment securities:
        U.S. Government obligations                  929         (96)         833
        Obligations of states and political
            subdivisions (2)                          61         (14)          47
        Other securities                             (89)         85           (4)
    Loans (2)                                        895         410        1,305
                                                -----------------------------------

Change in interest income (2)                     $2,004        $377       $2,381
                                                -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits            $45       ($102)        ($57)
    Savings deposits                                 215          87          302
    Money market deposits                             35          55           90
    Time deposits                                    878         299        1,177
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                     52         (20)          32
        Other                                         67         (10)          57
    Long-term debt                                     0           1            1
                                                -----------------------------------

Change in interest expense                        $1,292        $310       $1,602
                                                -----------------------------------

Increase in net interest income (2)                 $712         $67         $779
                                                ===================================

  (1)  Changes due to both rate and volume have been allocated proportionally.
  (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.

                PART II - OTHER INFORMATION


ITEM 4:

     The annual meeting of Stockholders of First Busey Corporation was held on April 16, 1996. At that meeting, the following matters were approved by the Stockholders:

     1. Election of the following seventeen (17) directors to serve until the next annual meeting of stockholders:

         Joseph M. Ambrose                Samuel P. Banks
         T. O. Dawson                     Victor F. Feldman
         Kenneth M. Hendren               Judith L. Ikenberry
         E. Phillips Knox                 P. David Kuhl
         V. B. Leister, Jr.               Douglas C. Mills
         Linda M. Mills                   Robert C. Parker
         John W. Pollard                  David C. Thies
         Edwin A. Scharlau II             Ben Snyder
         Arthur R. Wyatt

     2.  Increase of the number of authorized shares of stock to the following:

         A.  40,000,000 shares of Class A Common Stock, without par value
         B.  10,000,000 shares of Class B Common Stock, without par value

         For: 10,198,468 (99.45%)     Against:  33,504 (0.32%)
                     Abstain: 23,311 (0.23%)


     3. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 1995.

         For: 10,241,459(99.87%)      Against:  6,601 (0.06%)
                     Abstain: 7,223 (0.07%)


ITEM 6:  Exhibits and Reports on Form 8-K

         (a) There were no reports on Form 8-K filed during the three months ending March 31, 1996.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FIRST BUSEY CORPORATION
                                   (Registrant)



                            By:     //Scott L. Hendrie//
                                ---------------------------
                                 Scott L. Hendrie
                                 Senior Vice President and
                                 Chief Financial Officer
                                (Principal financial and accounting officer)


Date:  May 13, 1996