Form 10-Q
period 1996-06-30
FIRST BUSEY CORP /NV/
filed 1996-08-14
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 1O-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/96             Commission File No. 0-15950



                        FIRST BUSEY CORPORATION

          (Exact name of registrant as specified in its Charter)

                     Nevada                            37-1078406
       -------------------------------            --------------------
       (State or other jurisdiction of              I.R.S. Employer
        incorporation or organization)            Identification No.)

                 201 W. Main St.
                 Urbana, Illinois                        61801
       -------------------------------            --------------------
    (Address of principal executive offices)          (Zip Code)


     Registrant's telephone number, including area code:  (217) 365-4556


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__    No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

                     Class                        Outstanding at July 31, 1996
   ---------------------------------------        -----------------------------
   Class A Common Stock, without par value                    5,671,523
   Class B Common Stock, without par value                    1,125,000

                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BUSEY CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                        June 30, 1996         December 31, 1995
                                                                     ------------------       -----------------
                                                                               (Dollars in thousands)
ASSETS
Cash and due from banks                                                       $37,530                $39,358

Federal funds sold                                                                  0                    650
Securities held to maturity (fair value 1996  $61,422; 1995 $62,625)           61,293                 61,501
Securities available for sale (amort. cost 1996  $177,040;
     1995 $218,257)                                                           179,912                223,016
Trading Securities at fair value                                                1,854                   -
Loans (net of unearned  interest)                                             537,873                481,772
Allowance for loan losses                                                      (5,543)                (5,473)
                                                                     ------------------       -----------------
    Net loans                                                                $532,330               $476,299

Premises and equipment                                                         21,300                 21,857
Other assets                                                                   21,250                 21,985
                                                                     ------------------       -----------------
        Total assets                                                         $855,469               $844,666
                                                                     ==================       =================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                      $76,183                $72,386
    Interest bearing                                                          682,980                672,511
                                                                     ------------------       -----------------
    Total deposits                                                           $759,163               $744,897

Short-term borrowings                                                          16,916                 21,674
Long-term debt                                                                  5,000                  5,000
Other liabilities                                                               5,704                  5,317
                                                                     ------------------       -----------------
    Total liabilities                                                        $786,783               $776,888
                                                                     ==================       =================


STOCKHOLDER'S EQUITY

Preferred stock                                                        $         -                $     -
Common stock                                                                    6,291                  6,291
Surplus                                                                        20,395                 20,380
Retained earnings                                                              44,858                 42,474
Unrealized gain (loss) on securities available for sale, net                    1,868                  3,093
                                                                     ------------------       -----------------
    Total stockholders' equity before treasury stock, unearned ESOP           $73,412                $72,238
    shares and deferred compensation for stock grants
Treasury stock, at cost                                                        (4,000)                (3,659)
Unearned ESOP shares and deferred compensation for stock grants                  (726)                  (801)
                                                                     ------------------       -----------------
    Total stockholders' equity                                                $68,686                $67,778
                                                                     ------------------       -----------------
    Total liabilities and stockholders' equity                               $855,469               $844,666
                                                                     ==================       =================
Class A Common Shares outstanding at period end                             5,669,306              5,686,958
                                                                     ==================       =================
Class B Common Shares outstanding at period end                             1,125,000              1,125,000
                                                                     ==================       =================

                   FIRST BUSEY CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                        June 30, 1996           June 30, 1995
                                                                     ------------------       -----------------
                                                                               (Dollars in thousands)
ASSETS

Cash and due from banks                                                       $37,530                $40,848

Federal funds sold                                                                  0                  9,125
Securities held to maturity (fair value 1996  $61,422; 1995 $67,440)           61,293                 66,822
Securities available for sale (amort. cost 1996  $177,040;
    1995 $170,514)                                                            179,912                173,492
Trading securities at fair value                                                1,854                      0
Loans (net of unearned  interest)                                             537,873                452,973
Allowance for loan losses                                                      (5,543)                (5,261)
                                                                     ------------------       -----------------
    Net loans                                                                $532,330               $447,712

Premises and equipment                                                         21,300                 21,317
Other assets                                                                   21,250                 18,241
                                                                     ------------------       -----------------
    Total assets                                                             $855,469               $777,557
                                                                     ==================       =================



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                      $76,183                $70,944
    Interest bearing                                                          682,980                604,951
                                                                     ------------------       -----------------
    Total deposits                                                           $759,163               $675,895

Short-term borrowings                                                          16,916                 28,178
Long-term debt                                                                  5,000                  5,000
Other liabilities                                                               5,704                  4,719
                                                                     ------------------       -----------------
    Total liabilities                                                        $786,783               $713,792
                                                                     ------------------       -----------------

STOCKHOLDER'S EQUITY

Preferred stock                                                        $         -              $       -
Common stock                                                                    6,291                  6,291
Surplus                                                                        20,395                 20,336
Retained earnings                                                              44,858                 39,891
Unrealized gain (loss) on securities available for sale, net                    1,868                  1,937
                                                                     ------------------       -----------------
    Total stockholders' equity before treasury stock, unearned ESOP           $73,412                $68,455
    shares and deferred compensation for stock grants
Treasury stock, at cost                                                        (4,000)                (3,592)
Unearned ESOP shares and deferred compensation for stock grants                  (726)                (1,098)
                                                                     ------------------       -----------------
    Total stockholders' equity                                                $68,686                $63,765
                                                                     ------------------       -----------------
    Total liabilities and stockholders' equity                               $855,469               $777,557
                                                                     ==================       =================
Class A Common Shares outstanding at period end                             5,669,306              5,687,132
                                                                     ==================       =================
Class B Common Shares outstanding at period end                             1,125,000              1,125,000
                                                                     ==================       =================

                  FIRST BUSEY CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
               For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                            1996                      1995
                                                                     ------------------       -----------------
                                                                  (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                $21,774                $18,908
    Interest and dividends on investment securities:
        Taxable interest income                                                 6,768                  5,583
        Non-taxable interest income                                             1,036                    986
        Dividends                                                                  61                     67
    Interest on federal funds sold                                                392                    361
                                                                     ------------------       -----------------
        Total interest income                                                 $30,031                $25,905
                                                                     ------------------       -----------------

INTEREST EXPENSE:
    Deposits                                                                  $14,072                $11,680
    Short-term borrowings                                                         623                    640
    Long-term debt                                                                138                    137
                                                                     ------------------       -----------------
        Total interest expense                                                $14,833                $12,457
                                                                     ------------------       -----------------
        Net interest income                                                   $15,198                $13,448
Provision for loan losses                                                         250                    100
                                                                     ------------------       -----------------
        Net interest income after provision for loan losses                   $14,948                $13,348
                                                                     ------------------       -----------------

OTHER INCOME:
    Trust                                                                      $1,286                 $1,311
    Service charges on deposit accounts                                         1,432                  1,296
    Other service charges and fees                                                862                    642
    Security gains (losses), net                                                    5                     48
    Trading security gains (losses), net                                         (132)                    28
    Gain on sales of pooled loans                                                 116                    413
    Other operating income                                                        485                    626
                                                                     ------------------       -----------------
        Total other income                                                     $4,054                 $4,364
                                                                     ------------------       -----------------

OTHER EXPENSES:
    Salaries and wages                                                         $5,759                 $5,201
    Employee benefits                                                           1,124                  1,005
    Net occupancy expense of bank premises                                        948                    840
    Furniture and equipment expenses                                              793                    740
    Data processing                                                               684                    705
    Stationery, supplies and printing                                             344                    352
    Foreclosed property write-downs and expenses                                   75                     89
    Amortization expense                                                          660                    430
    Other operating expenses                                                    2,091                  2,355
                                                                     ------------------       -----------------
        Total other expenses                                                  $12,478                $11,717
                                                                     ------------------       -----------------
        Income before income taxes                                             $6,524                 $5,995
Income taxes                                                                    1,905                  1,770
                                                                     ------------------       -----------------
        Net income                                                             $4,619                 $4,225
                                                                     ==================       =================
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:                     $0.67                  $0.61
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                                      $0.3333                $0.2933
                                                                     ==================       =================
    Class B Common Stock                                                      $0.3030                $0.2667
                                                                     ==================       =================

                  FIRST BUSEY CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
               For the Quarters Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                            1996                      1995
                                                                     ------------------       -----------------
                                                                  (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                $11,171                 $9,609
    Interest and dividends on investment securities:
        Taxable interest income                                                 3,237                  2,882
        Non-taxable interest income                                               525                    506
        Dividends                                                                  28                     33
    Interest on federal funds sold                                                 70                    240
                                                                     ------------------       -----------------
        Total interest income                                                 $15,031                $13,270
                                                                     ------------------       -----------------

INTEREST EXPENSE:
    Deposits                                                                   $6,943                 $6,063
    Short-term borrowings                                                         262                    368
    Long-term debt                                                                 69                     69
                                                                     ------------------       -----------------
        Total interest expense                                                 $7,274                 $6,500
                                                                     ------------------       -----------------
        Net interest income                                                    $7,757                 $6,770
Provision for loan losses                                                         100                     50
                                                                     ------------------       -----------------
        Net interest income after provision for loan losses                    $7,657                 $6,720
                                                                     ------------------       -----------------

OTHER INCOME:
    Trust                                                                        $670                   $639
    Service charges on deposit accounts                                           733                    674
    Other service charges and fees                                                456                    332
    Security gains (losses), net                                                    4                    146
    Trading security gains (losses), net                                          (44)                    19
    Gain on sales of pooled loans                                                  68                     73
    Other operating income                                                        228                    228
                                                                     ------------------       -----------------
        Total other income                                                     $2,115                 $2,111
                                                                     ------------------       -----------------

OTHER EXPENSES:
    Salaries and wages                                                         $2,907                 $2,607
    Employee benefits                                                             556                    486
    Net occupancy expense of bank premises                                        480                    423
    Furniture and equipment expenses                                              399                    379
    Data processing                                                               348                    361
    Stationery, supplies and printing                                             186                    187
    Foreclosed property write-downs and expenses                                   71                     27
    Amortization expense                                                          330                    215
    Other operating expenses                                                    1,048                  1,269
                                                                     ------------------       -----------------
        Total other expenses                                                   $6,325                 $5,954
                                                                     ------------------       -----------------
        Income before income taxes                                             $3,447                 $2,877
Income taxes                                                                    1,019                    823
                                                                     ------------------       -----------------
        Net income                                                             $2,428                 $2,054
                                                                     ==================       =================
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:                     $0.35                  $0.30
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                                      $0.1667                $0.1467
                                                                     ==================       =================
    Class B Common Stock                                                      $0.1515                $0.1333
                                                                     ==================       =================

                  FIRST BUSEY CORPORATION and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                                                 1996                      1995
                                                                          ------------------       -----------------
                                                                       (Dollars in thousands, except per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $4,619                 $4,225
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                1,646                  1,384
        Provision for loan losses                                                      250                    100
        Increase in deferred income taxes                                             (401)                  (512)
        Amortization of investment security discounts                                 (892)                  (199)

        Gain on sales of investment securities, net                                     (5)                   (48)

        Proceeds from sales of pooled loans                                         12,995                 14,498
        Loans originated for sale                                                  (14,834)                (7,194)
        Gain on sale of pooled loans                                                  (116)                  (413)
        Loss on sales and dispositions of premises and equipment                         9                      0
        Change in assets and liabilities:
            Increase (decrease) in other assets                                      1,486                   (198)
            Increase (decrease) in accrued expenses                                    (23)                   505
            Increase (decrease) in interest payable                                   (164)                   766
            Increase in income taxes payable                                           574                    259
                                                                          ------------------       -----------------
                Net cash provided by operating activities                           $5,144                $13,173
                                                                          ------------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                 $8,049                $32,718
    Proceeds from maturities of securities classified available for sale           352,724                 45,997
    Proceeds from maturities of securities classified held to maturity              18,323                  5,228
    Purchase of securities classified available for sale                          (320,675)              (103,901)
    Purchase of securities classified held to maturity                             (17,951)                (5,329)
    (Increase) decrease in federal funds sold                                          650                 (9,125)
    Increase in loans                                                              (54,677)                (9,456)
    Purchases of premises and equipment                                               (412)                  (300)
                                                                          ------------------       -----------------
                Net cash (used in) investing activities                           ($13,969)              ($44,168)
                                                                          ------------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                            ($18,255)               $33,352
    Net increase in demand, money market and saving deposits                        32,521                  6,849
    Cash dividends paid                                                             (2,235)                (1,973)
    Purchase of treasury stock                                                        (367)                  (546)
    Proceeds from sale of treasury stock                                                41                    217
    Proceeds from short-term borrowings                                                  0                  5,250
    Principal payments on short-term borrowings                                     (1,250)                  (250)
    Net increase (decrease) in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings                (3,458)                (2,382)
                                                                          ------------------       -----------------
                Net cash provided by (used in) financing activities                 $6,997                $40,517
                                                                          ------------------       -----------------
                Net increase (decrease) in cash and cash equivalents               ($1,828)                $9,522
Cash and due from banks, beginning                                                  39,358                 31,326
                                                                          ------------------       -----------------
Cash and due from banks, ending                                                    $37,530                $40,848
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


NOTE 2:  LOANS

The major classifications of loans at June 30, 1996 and December 31, 1995 were as follows:

                                                  June 30, 1996           December 31, 1995
                                                 ------------------------------------------
                                                           (Dollars in thousands)
Commercial                                            $61,532                  $55,687
Real estate construction                               23,883                   25,566
Real estate - farmland                                 11,128                   11,162
Real estate - 1-4 family residential mortgage         201,947                  179,047
Real estate - multifamily mortgage                     69,795                   57,364
Real estate - non-farm nonresidential mortgage        114,883                   98,006
Installment                                            41,142                   42,353
Agricultural                                           13,567                   12,594
                                                 ------------------------------------------
                                                     $537,877                 $481,779
Less:
    Unearned interest                                       4                        7
                                                 ------------------------------------------
                                                     $537,873                 $481,772
                                                 ------------------------------------------
Less:
    Allowance for loan losses                           5,543                    5,473
                                                 ------------------------------------------
    Net loans                                        $532,330                 $476,299
                                                 ==========================================

The real estate-mortgage category includes loans held for sale with carrying values of $3,758,000 at June 30, 1996 and $1,803,000 at December 31, 1995;
these loans had fair market values of $3,769,000 and $1,840,000, respectively.

                 FIRST BUSEY CORPORATION and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                            June 30,
                                                                    1996              1995               1996              1995
                                                                 ----------        ----------         ----------        ----------
Net income                                                       $2,428,000        $2,054,000         $4,619,000        $4,225,000
Shares:
    Weighted average common shares outstanding                    6,795,518         6,823,326          6,800,539         6,825,734

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method             133,507            91,784            120,583            93,156
                                                                 ----------        ----------         ----------        ----------
Weighted average common shares outstanding,
    as adjusted                                                   6,929,025         6,915,110          6,921,122         6,918,890
                                                                 ==========        ==========         ==========        ==========
Net income per share of common stock and stock equivalents:           $0.35             $0.30              $0.67             $0.61
                                                                 ==========        ==========         ==========        ==========


NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995.

                                                                                   1996               1995
                                                                                ----------         ----------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                                            $14,997            $11,691
                                                                                ==========         ==========
             Income taxes                                                         $1,713             $1,908
                                                                                ==========         ==========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                           $351               $569
                                                                                ==========         ==========

        Change in unrealized gain (loss) on securities available for sale         $1,885             $4,255
                                                                                ==========         ==========

        (Decrease) increase in deferred income taxes attributable to the
          unrealized (gain) loss on investment securities available for sale        $660            ($1,476)
                                                                                ==========         ==========

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 1996 (unaudited) when compared with December 31, 1995 and the results of operations for the six months ended June 30, 1996 and 1995 (unaudited) and the results of operations for the three months ended
June 30, 1996 and 1995 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT JUNE 30, 1996 AS COMPARED TO DECEMBER 31, 1995

Total assets increased $10,803,000, or 1.3%, to $855,469,000 at June 30, 1996
from $844,666,000 at December 31, 1995.

Securities held to maturity decreased $208,000, or .3%, to $61,293,000 at June 30, 1996 from $61,501,000 at December 31, 1995. Securities available for sale decreased $53,104,000, or 22.8%, to $179,912,000 at June 30, 1996
from $233,016,000 at December 31, 1995, as security maturities were used to finance loan growth.

Loans increased $56,101,000 or 11.6%, to $537,873,000 at June 30, 1996
from $481,772,000 at December 31, 1995, primarily due to increases in commercial and mortgage loans.

Total deposits increased $14,266,000, or 1.9%, to $759,163,000 at June 30, 1996 from $744,897,000 at December 31, 1995. Non-interest bearing deposits increased 5.2% to $76,183,000 at June 30, 1996 from $72,386,000 at
December 31, 1995. Interest bearing deposits increased 1.6% to $682,980,000 at June 30, 1996 from $672,511,000 at December 31, 1995. Short-term borrowings decreased $4,758,000, or 22.0%, to $16,916,000 at June 30, 1996,
as compared to $21,674,000 at December 31, 1995. This was due primarily to a decrease in repurchase agreements.

In the first six months of 1996, the Corporation repurchased 19,977 shares of its Class A stock at an aggregate cost of $367,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of June 30, 1996, 10,500 of the 64,500 options which became exercisable on January 1, 1993 (and expire December 31, 1996) have not yet been exercised and 28,500 of the 39,000 options which became exercisable on January 1, 1995 (and expire December 31, 1997) have not yet been exercised. The Corporation's Board of Directors has extended the Stock Repurchase Plan to June 30, 1997. It is anticipated that the Corporation may from time to time continue to make purchases of its common stock in order to meet future issuance requirements.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                  June 30, 1996           December 31,1995
                                                                                 --------------           ----------------
                                                                                         (Dollars in thousands)
Non-accrual loans                                                                          $0                   $532
Loans 90 days past due, still accruing                                                  1,567                    897
Restructured loans                                                                          0                      0
Other real estate owned                                                                   820                  1,380
Non-performing other assets                                                                 1                      1
                                                                                 --------------           ----------------
    Total non-performing assets                                                        $2,388                 $2,810
                                                                                 ==============           ================
Total non-performing assets as a percentage of total assets                              0.28%                  0.33%
                                                                                 ==============           ================
Total non-performing assets as a percentage of loans plus non-performing assets          0.44%                  0.58%
                                                                                 ==============           ================

The ratio of non-performing assets to loans plus non-performing assets decreased to 0.44% at June 30, 1996 from 0.58% at December 31, 1995. This was due to decreases in the balance of non-accrual loans and other real estate owned, offset partially by an increase in the balance of loans 90 days past due and still accruing. The balance of loans outstanding increased during the period, while the balance of non-performing assets decreased thereby causing a further decrease in the percentage of non-performing assets.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO JUNE 30, 1995

SUMMARY

Net income for the six months ended June 30, 1996 increased 9.3% to $4,619,000 as compared to $4,225,000 for the comparable period in 1995. Earnings per share increased 9.8% to $.67 at June 30, 1996 as compared to $.61 for the same period in 1995.

Operating earnings, which exclude security gains and the related tax expense, were $4,616,000, or $.67 per share for the six months ended June 30, 1996, as compared to $4,193,000, or $.61 per share for the same period in 1995.

The Corporation's return on average assets was 1.09% for the six months ended June 30, 1996, as compared to 1.15% for the comparable period in 1995. The return on average assets from operations of 1.09% for the six months ended June 30, 1996 was 5 basis points lower that the 1.14% level achieved in the comparable period of 1995.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.07% for the six months ended June 30, 1996, as compared to 4.23% for the same period in 1995. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.74% for the six months ended June 30, 1996, compared to 3.86% for the
same period in 1995.   The decrease in the net interest margin reflects the
increase in interest expense the Corporation experienced due to the $78 million in deposit liabilities assumed in December 1995. The Corporation has been reinvesting investment security maturities and sales proceeds in higher yielding loans in order to increase the net interest margin.

During the six months ended June 30, 1996, the Corporation recognized security gains of approximately $3,000, after income taxes, representing 0.1% of net income. During the same period in 1995, security gains of $32,000, after income taxes, were recognized, representing 0.8% of net income.

INTEREST INCOME

Interest income, on a tax equivalent basis, for the six months ended June 30, 1996 increased 15.6% to $30,727,000 from $26,571,000 for the comparable period in 1995. The increase in interest income resulted from an increase in average earning assets of $112,527,000 for the period ended June 30, 1996, as compared to the same period of 1995, offset in part by a 10 basis point decrease in the average yield on interest earning assets to 7.87% in the current period when compared to the same period in 1995.

INTEREST EXPENSE

Total interest expense increased 19.1% for the six months ended June 30, 1996 as compared to the prior year period. This increase resulted in large part from a $61,172,000 increase in average time deposit balances and a $25,180,000 increase in average savings deposit balances for the six months ended
June 30, 1996, as compared to the same period in 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $250,000 for the six months ended June 30, 1996 is $150,000 more than the provision for the comparable period in 1995. The provision and the net charge-offs of $180,000 for the period resulted in the reserve representing 1.03% of total loans and 354% of non-performing loans at June 30, 1996, as compared to the reserve representing 1.14% of total loans and 383% of non-performing loans at December 31, 1995. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

Within the last three years, the Corporation has grown its installment loan portfolio through bank -approved dealer paper, installment car loans originated by dealers at the time of sale. It is possible that a weakening in the economic cycle could adversely affect the quality of these loans and resultant charge-offs may necessitate larger loan loss provisions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security gains, decreased 6.2% for the six months ended June 30, 1996 as compared to the same period in 1995. This was a combination of decreases in trust revenue and gains on sales of pooled loans, offset partially by increased service charges on deposit accounts and other service charges and fees, for the six months ended June 30, 1996 as compared to the same period in 1995. Gains of $116,000 were recognized on the sale of $12,879,000 of pooled loans for the six months ended June 30, 1996 as compared to gains of $413,000 on the sale of $14,085,000 of pooled loans in the prior year period.

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

Total other expense increased 6.5% or $761,000 for the six months ended June 30, 1996 as compared to the same period in 1995.

Salaries and wages expense increased $558,000 or 10.7% and employee benefits expense increased $119,000 or 11.8% for the six months ended June 30, 1996, as compared to the same period last year as a result of new staffing at the
banking centers added in December 1995.   The Corporation had 387 full time
equivalent employees as of June 30, 1996 as compared to 366 as of June 30, 1995. Occupancy and furniture and equipment expenses increased 10.2% to $1,741,000 for the six months ended June 30, 1996 from $1,580,000 in the prior year period. Data processing expense decreased $21,000 or 3.0% to $684,000 for the six months ended June 30, 1996 from the prior year period.
Foreclosed property write-downs and expenses decreased $14,000 to $75,000 for the six months ended June 30, 1996 from the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.95% for the six months ended June 30, 1996 from 2.03% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the six months ended June 30, 1996 was 62.6% as compared to 63.6% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 62.9% and 65.0%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the six months ended June 30, 1996 increased to $1,905,000 as compared to $1,770,000 for the comparable period in 1995. As a percent of income before taxes, the provision for income taxes decreased to 29.2% for the six months ended June 30, 1996 from 29.5% for the same period in 1995.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO JUNE 30, 1995

SUMMARY

Net income for the three months ended June 30, 1996 increased 18.2% to $2,428,000 as compared to $2,054,000 for the comparable period in 1995. Earnings per share increased 16.7% to $.35 at June 30, 1996 as compared to $.30 for the same period in 1995.

Operating earnings, which exclude security gains (losses) and the related tax expense (benefit), were $2,426,000, or $.35 per share for the three months ended June 30, 1996, as compared to $1,958,000, or $.28 per share for the same period in 1995.

The Corporation's return on average assets was 1.15% for the three months ended June 30, 1996, as compared to 1.10% achieved for the comparable period in 1995. The return on average assets from operations of 1.14% for the three months ended June 30, 1996 was more than the 1.05% level achieved in the comparable period of 1995.

The net interest margin expressed as a percentage of average earning assets was 4.17% for the three months ended June 30, 1996, the same as the level achieved for the like period in 1995. The net interest margin expressed as a percentage of average total assets was 3.83% for the three months ended
June 30, 1996, compared to 3.81% for the same period in 1995.

During the three months ended June 30, 1996, the Corporation recognized security gains of approximately $2,000, after income taxes, representing an insignificant portion of net income. During the same period in 1995, security gains of approximately $96,000, after income taxes, were recognized, representing 4.7% of net income.

INTEREST INCOME

Interest income on a fully taxable equivalent basis increased $1,776,000, or 13.1% for the three months ended June 30, 1996 from the same period in 1995. The increase resulted from a higher level of interest income on greater average volumes of loans and U.S. government obligations outstanding for the three months ended June 30, 1996 as compared to the same period of 1995. The yield on interest earning assets decreased 8 basis points for the three months ended June 30, 1996 as compared to the same period in 1995.

INTEREST EXPENSE

Total interest expense increased 11.9% for the three months ended June 30, 1996 as compared to the prior year period. This increase resulted in large part from a $40,581,000 increase in average time deposit balances and from a $37,759,000 increase in average savings deposit balances for the three months ended June 30, 1996, as compared to the same period in 1995.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, increased 7.4% for the three months ended June 30, 1996 as compared to the same period in 1995. This was a combination of increased trust revenue, service charges on deposit accounts, and other service charges and fees, and trading security losses. Gains of $68,000 were recognized on the sale of $8,419,000 of pooled loans for the three months ended June 30, 1996 as compared to gains of $73,000 on the sale of $4,824,000 of pooled loans in the prior year period.

Total other expense increased 6.2% or $371,000 for the three months ended June 30, 1996 as compared to the same period in 1995.

Salaries and wages expense increased $300,000 or 11.5% and employee benefits expense increased $70,000 or 14.4% for the three months ended June 30, 1996, as compared to the same period last year as a result of new staffing at the
banking centers added in December 1995.   Occupancy and furniture and
equipment expenses increased 9.6% to $879,000 for the three months ended June 30, 1996 from $802,000 in the prior year period. Data processing expense decreased $13,000 or 3.6% to $348,000 for the three months ended
June 30, 1996 from the prior year period.   Foreclosed property write-downs
and expenses increased $44,000 to $71,000 for the three months ended
June 30, 1996 from the prior year period.

The consolidated efficiency ratio for the three months ended June 30, 1996 was 61.9% as compared to 65.6% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 62.3% and 66.2%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended June 30, 1996 increased to $1,019,000 as compared to $823,000 for the comparable period in 1995. As a percent of income before taxes, the provision for income taxes increased to 29.6% for the three months ended June 30, 1996 from 28.6% for the same period in 1995.

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation purchases federal funds as a service to its respondent banks, but generally does not rely upon these purchases for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $2,750,000 available as of June 30, 1996.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 8.2% at June 30, 1996
from 9.6% at December 31, 1995.   This is the ratio of total large liabilities
to total liabilities, and is low in comparison to the Corporation's peers. This change was due largely to a $5,177,000 decrease in time deposits over $100,000 and a $3,458,000 decrease in repurchase agreements which resulted in a lower ratio of large liabilities to total liabilities.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 1996, the Corporation earned $4,619,000 and paid dividends of $2,235,000 to stockholders, resulting in a retention of current earnings of $2,384,000. The Corporation's dividend payout for the six months ended June 30, 1996 was 48.4%. The Corporation's risk-based capital ratio was 12.29% and the leverage ratio was 6.80% as of June 30, 1996, as compared to 12.36% and 6.92% respectively as of December 31, 1995. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of June 30, 1996.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 1996.

                                                                  Rate Sensitive Within
                                         ----------------------------------------------------------------------
                                             1-30       31-90       91-180     181 Days-    Over
                                             Days        Days        Days       1 Year     1 Year       Total
                                         ----------------------------------------------------------------------
                                                                 (Dollars in thousands)

Investment securities
    U.S. Governments                       $13,636     $14,489     $39,752     $37,263     $80,593    $185,733

    Obligations of states and
        political subdivisions                 250           0       3,370       1,312      33,769      38,701

    Other securities                         3,579           0       1,575         126      13,345      18,625
Loans (net of unearned int.)               152,912      28,636      32,212      75,759     248,354     537,873
                                         ----------------------------------------------------------------------
    Total rate-sensitive assets           $170,377     $43,125     $76,909    $114,460    $376,061    $780,932
                                         ----------------------------------------------------------------------


Interest bearing transactions
    deposits                              $127,928          $0          $0          $0          $0    $127,928
Savings deposits                            81,956           0           0           0           0      81,956
Money market deposits                      145,591           0           0           0           0     145,591
Time deposits                               35,603      54,326      64,324      84,891      88,361     327,505
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                8,100           0           0           0         866       8,966
    Other                                    7,950           0           0           0           0       7,950
Long-term debt                                   0           0           0           0       5,000       5,000
                                         ----------------------------------------------------------------------
    Total rate-sensitive liabilities      $407,128     $54,326     $64,324     $84,891     $97,227    $704,896
                                         ----------------------------------------------------------------------

    Rate-sensitive assets less
        rate-sensitive liabilities       ($236,751)   ($11,201)    $12,585     $29,569    $281,834     $76,036
                                         ----------------------------------------------------------------------


                                         ----------------------------------------------------------------------
    Cumulative Gap                       ($236,751)  ($247,952)  ($235,367)  ($205,798)    $76,036       ---
                                         ======================================================================

    Cumulative amounts as
       percentage of total
       rate-sensitive assets                -30.32%     -31.75%     -30.14%     -26.35%       9.74%      ---
                                         ======================================================================
    Cumulative ratio
       (cumulative RSA/RSL)                  0.42X       0.46X       0.55X       0.66X       1.11X       1.11X
                                         ======================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $236.8 million in the 1-30 day repricing category. The gap beyond 30 days, through 90 days, becomes slightly more liability sensitive as rate-sensitive assets that reprice in those time periods are slightly less in volume than rate-sensitive liabilities that are subject to repricing in the
same respective time periods.   The gap beyond 90 days becomes less liability
sensitive as rate-sensitive assets that reprice after 90 days become greater in volume than rate- sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at June 30, 1996, will benefit the Corporation more if interest rates fall during the next 90 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 90 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.

                  FIRST BUSEY CORPORATION and Subsidiaries
                 AVERAGE BALANCE SHEETS AND INTEREST RATES
                  SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                            1996                          1995
                                             ---------------------------------------------------------------
                                               Average    Income/    Yield/    Average   Income/    Yield/
                                               Balance    Expense    Rate      Balance   Expense     Rate
                                             ---------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                          $14,548      $392     5.42%    $12,093      $361     6.02%

    Investment securities
        U.S. Government obligations             210,816     6,146     5.86%    163,110     4,967     6.14%

        Obligations of states and political
            subdivisions (1)                     37,977     1,594     8.44%     35,271     1,518     8.68%

        Other securities                         24,079       683     5.70%     21,289       683     6.47%

    Loans (net of unearned interest) (1) (2)    497,514    21,912     8.86%    440,644    19,042     8.71%
                                               ------------------             ------------------

    Total interest earning assets              $784,934   $30,727     7.87%   $672,407   $26,571     7.97%
                                                          =======                        =======

    Cash and due from banks                      34,832                         31,379
    Premises and equipment                       21,465                         21,532
    Reserve for possible loan losses             (5,582)                        (5,425)
    Other assets                                 20,045                         17,872
                                               --------                       --------
Total Assets                                   $855,694                       $737,765
                                               ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits      $131,916    $1,059     1.61%   $123,543    $1,158     1.89%

    Savings deposits                             79,040     1,225     3.12%     53,860       741     2.78%
    Money market deposits                       134,735     2,538     3.79%    129,329     2,351     3.67%

    Time deposits                               341,868     9,250     5.44%    280,696     7,429     5.34%
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                12,347       318     5.17%     10,702       336     6.33%
        Other                                     8,557       305     7.17%      7,334       305     8.37%
    Long-term debt                                5,000       138     5.55%      5,000       137     5.54%
                                               ------------------             ------------------
    Total interest bearing liabilities         $713,463   $14,833     4.18%   $610,464   $12,457     4.12%
                                                          =======                        =======

    Net interest spread                                               3.69%                          3.85%
                                                                    =======                        =======

    Demand deposits                              68,535                         61,829
    Other liabilities                             5,554                          4,169
    Stockholders' equity                         68,142                         61,303
                                               --------                       --------

Total Liabilities and Stockholders' Equity     $855,694                       $737,765
                                               ========                       ========


Interest income / earning assets (1)           $784,934   $30,727     7.87%   $672,407   $26,571     7.97%

Interest expense / earning assets               784,934    14,833     3.80%    672,407    12,457     3.74%
                                                          -----------------              -----------------

Net interest margin (1)                                   $15,894     4.07%              $14,114     4.23%
                                                          =================              =================

  (1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.
  (2) Non-accrual loans have been included in average loans, net of unearned interest.

                FIRST BUSEY CORPORATION and Subsidiaries
                      CHANGES IN NET INTEREST INCOME
                SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                        Change due to (1)

                                                 Average      Average       Total
                                                 Volume      Yield/Rate     Change
                                                -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                               $59        ($28)         $31
    Investment securities:
        U.S. Government obligations                1,375        (196)       1,179
        Obligations of states and political
            subdivisions (2)                         111         (35)          76
        Other securities                             (22)         22            0
    Loans (2)                                      2,494         376        2,870
                                                -----------------------------------

Change in interest income (2)                     $4,017        $139       $4,156
                                                -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits            $89       ($188)        ($99)
    Savings deposits                                 380         104          484
    Money market deposits                            100          87          187
    Time deposits                                  1,648         173        1,821
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                    102        (120)         (18)
        Other                                         (1)          1            0
    Long-term debt                                     0           1            1
                                                -----------------------------------

Change in interest expense                        $2,318         $58       $2,376
                                                -----------------------------------

Increase in net interest income (2)               $1,699         $81       $1,780
                                                ===================================

  (1)  Changes due to both rate and volume have been allocated proportionally.
  (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.

                  FIRST BUSEY CORPORATION and Subsidiaries
                 AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED JUNE 30, 1996 AND 1995

                                                            1996                          1995
                                             ---------------------------------------------------------------
                                               Average    Income/    Yield/    Average   Income/    Yield/
                                               Balance    Expense    Rate      Balance   Expense     Rate
                                             ---------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                           $5,421       $71     5.22%    $15,808      $240     6.09%

    Investment securities
        U.S. Government obligations             199,395     2,919     5.89%    168,265     2,573     6.13%

        Obligations of states and political
            subdivisions (1)                     38,778       808     8.38%     36,237       779     8.61%

        Other securities                         24,066       346     5.79%     21,596       342     6.35%

    Loans (net of unearned interest) (1) (2)    513,897    11,239     8.80%    441,753     9,674     8.78%
                                               ------------------             ------------------

    Total interest earning assets              $781,557   $15,383     7.92%   $683,659   $13,608     7.98%
                                                          =======                        =======

    Cash and due from banks                      35,010                         31,262
    Premises and equipment                       21,313                         21,395
    Reserve for possible loan losses             (5,658)                        (5,431)
    Other assets                                 20,403                         17,664
                                               --------                       --------
Total Assets                                   $852,625                       $748,549
                                               ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits      $131,937      $539     1.64%   $123,796      $581     1.88%

    Savings deposits                             81,161       624     3.09%     43,402       382     3.54%
    Money market deposits                       137,953     1,300     3.79%    130,995     1,203     3.68%

    Time deposits                               335,981     4,480     5.36%    295,400     3,896     5.29%
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                 8,925       117     5.27%     10,296       167     6.51%
        Other                                     8,162       145     7.14%     10,174       202     7.94%
    Long-term debt                                5,000        69     5.55%      5,000        69     5.54%
                                               ------------------             ------------------
    Total interest bearing liabilities         $709,119    $7,274     4.13%   $619,063    $6,500     4.21%
                                                          =======                        =======

    Net interest spread                                               3.79%                          3.77%
                                                                    =======                        =======

    Demand deposits                              69,853                         62,451
    Other liabilities                             5,585                          4,442
    Stockholders' equity                         68,068                         62,593
                                               --------                       --------

Total Liabilities and Stockholders' Equity     $852,625                       $748,549
                                               ========                       ========


Interest income / earning assets (1)           $781,557   $15,383     7.92%   $683,659   $13,608     7.98%

Interest expense / earning assets               781,557     7,274     3.75%    683,659     6,500     3.81%
                                                          -----------------              -----------------

Net interest margin (1)                                    $8,109     4.17%               $7,108     4.17%
                                                          =================              =================

  (1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.
  (2) Non-accrual loans have been included in average loans, net of unearned interest.

                FIRST BUSEY CORPORATION and Subsidiaries
                      CHANGES IN NET INTEREST INCOME
                 QUARTERS ENDED JUNE 30, 1996 AND 1995

                                                        Change due to (1)

                                                 Average      Average       Total
                                                 Volume      Yield/Rate     Change
                                                -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                             ($139)       ($30)       ($169)
    Investment securities:
        U.S. Government obligations                  450        (104)         346
        Obligations of states and political
            subdivisions (2)                          51         (22)          29
        Other securities                              21         (17)           4
    Loans (2)                                      1,578         (13)       1,565
                                                -----------------------------------

Change in interest income (2)                     $1,961       ($186)      $1,775
                                                -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits            $43        ($85)        ($42)
    Savings deposits                                 283         (41)         242
    Money market deposits                             65          32           97
    Time deposits                                    541          43          584
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                    (20)        (30)         (50)
        Other                                        (37)        (20)         (57)
    Long-term debt                                     0           0            0
                                                -----------------------------------

Change in interest expense                          $875       ($101)        $774
                                                -----------------------------------

Increase in net interest income (2)               $1,086        ($85)      $1,001
                                                ===================================

  (1)  Changes due to both rate and volume have been allocated proportionally.
  (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) There were no reports on Form 8-K filed during the three months ending June 30, 1996.

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


Date:  August 12, 1996