Form 10-Q
period 1996-09-30
FIRST BUSEY CORP /NV/
filed 1996-11-14
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 1O-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/96             Commission File No. 0-15950



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

Yes  __X__    No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

                     Class                        Outstanding at July 31, 1996
   ---------------------------------------        -----------------------------
   Class A Common Stock, without par value                    5,684,543
   Class B Common Stock, without par value                    1,125,000

                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BUSEY CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                     September 30, 1996       December 31, 1995
                                                                     ------------------       -----------------
                                                                               (Dollars in thousands)
ASSETS
Cash and due from banks                                                       $41,761                $39,358

Federal funds sold                                                                  0                    650
Securities held to maturity (fair value 1996  $59,281; 1995 $62,625)           58,859                 61,501
Securities available for sale (amort. cost 1996  $175,775;
     1995 $218,257)                                                           179,184                223,016
Trading Securities at fair value                                                  929                   -
Loans (net of unearned  interest)                                             562,777                481,772
Allowance for loan losses                                                      (5,619)                (5,473)
                                                                     ------------------       -----------------
    Net loans                                                                $557,158               $476,299

Premises and equipment                                                         21,636                 21,857
Other assets                                                                   22,086                 21,985
                                                                     ------------------       -----------------
        Total assets                                                         $881,613               $844,666
                                                                     ==================       =================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                      $75,661                $72,386
    Interest bearing                                                          707,341                672,511
                                                                     ------------------       -----------------
    Total deposits                                                           $783,002               $744,897

Short-term borrowings                                                          17,187                 21,674
Long-term debt                                                                  5,000                  5,000
Other liabilities                                                               6,077                  5,317
                                                                     ------------------       -----------------
    Total liabilities                                                        $811,266               $776,888
                                                                     ==================       =================


STOCKHOLDER'S EQUITY

Preferred stock                                                        $         -                $     -
Common stock                                                                    6,291                  6,291
Surplus                                                                        20,491                 20,380
Retained earnings                                                              46,050                 42,474
Unrealized gain (loss) on securities available for sale, net                    2,216                  3,093
                                                                     ------------------       -----------------
    Total stockholders' equity before treasury stock, unearned ESOP           $75,048                $72,238
    shares and deferred compensation for stock grants
Treasury stock, at cost                                                        (3,912)                (3,659)
Unearned ESOP shares and deferred compensation for stock grants                  (789)                  (801)
                                                                     ------------------       -----------------
    Total stockholders' equity                                                $70,347                $67,778
                                                                     ------------------       -----------------
    Total liabilities and stockholders' equity                               $881,613               $844,666
                                                                     ==================       =================
Class A Common Shares outstanding at period end                             5,680,123              5,686,958
                                                                     ==================       =================
Class B Common Shares outstanding at period end                             1,125,000              1,125,000
                                                                     ==================       =================

                   FIRST BUSEY CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                     September 30, 1996     September 30, 1995
                                                                     ------------------     -------------------
                                                                               (Dollars in thousands)
ASSETS
Cash and due from banks                                                       $41,761                $30,379

Federal funds sold                                                                  0                 17,450
Securities held to maturity (fair value 1996  $59,281; 1995 $64,251)           58,859                 63,575
Securities available for sale (amort. cost 1996  $175,775;
     1995 $170,070)                                                           179,184                173,473
Trading Securities at fair value                                                  929                      0
Loans (net of unearned  interest)                                             562,777                467,003
Allowance for loan losses                                                      (5,619)                (5,500)
                                                                     ------------------       -----------------
    Net loans                                                                $557,158               $461,503

Premises and equipment                                                         21,636                 21,245
Other assets                                                                   22,086                 18,075
                                                                     ------------------       -----------------
        Total assets                                                         $881,613               $785,700
                                                                     ==================       =================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                      $75,661                $67,431
    Interest bearing                                                          707,341                613,657
                                                                     ------------------       -----------------
    Total deposits                                                           $783,002               $681,088

Short-term borrowings                                                          17,187                 29,554
Long-term debt                                                                  5,000                  5,000
Other liabilities                                                               6,077                  4,844
                                                                     ------------------       -----------------
    Total liabilities                                                        $811,266               $720,486
                                                                     ==================       =================


STOCKHOLDER'S EQUITY

Preferred stock                                                        $         -                $     -
Common stock                                                                    6,291                  6,291
Surplus                                                                        20,491                 20,355
Retained earnings                                                              46,050                 41,156
Unrealized gain (loss) on securities available for sale, net                    2,216                  2,213
                                                                     ------------------       -----------------
    Total stockholders' equity before treasury stock, unearned ESOP           $75,048                $70,015
    shares and deferred compensation for stock grants
Treasury stock, at cost                                                        (3,912)                (3,726)
Unearned ESOP shares and deferred compensation for stock grants                  (789)                (1,075)
                                                                     ------------------       -----------------
    Total stockholders' equity                                                $70,347                $65,214
                                                                     ------------------       -----------------
    Total liabilities and stockholders' equity                               $881,613               $785,700
                                                                     ==================       =================
Class A Common Shares outstanding at period end                             5,680,123              5,679,312
                                                                     ==================       =================
Class B Common Shares outstanding at period end                             1,125,000              1,125,000
                                                                     ==================       =================

                  FIRST BUSEY CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
            For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                            1996                      1995
                                                                     ------------------       -----------------
                                                                  (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                $33,726                $29,164
    Interest and dividends on investment securities:
        Taxable interest income                                                 9,718                  8,538
        Non-taxable interest income                                             1,578                  1,508
        Dividends                                                                  90                     99
    Interest on federal funds sold                                                408                    646
                                                                     ------------------       -----------------
        Total interest income                                                 $45,520                $39,955
                                                                     ------------------       -----------------

INTEREST EXPENSE:
    Deposits                                                                  $21,313                $18,036
    Short-term borrowings                                                         845                  1,162
    Long-term debt                                                                208                    207
                                                                     ------------------       -----------------
        Total interest expense                                                $22,366                $19,405
                                                                     ------------------       -----------------
        Net interest income                                                   $23,154                $20,550
Provision for loan losses                                                         400                    375
                                                                     ------------------       -----------------
        Net interest income after provision for loan losses                   $22,754                $20,175
                                                                     ------------------       -----------------

OTHER INCOME:
    Trust                                                                      $1,945                 $1,894
    Service charges on deposit accounts                                         2,175                  1,972
    Other service charges and fees                                              1,287                    945
    Security gains (losses), net                                                   90                    169
    Trading security gains (losses), net                                         (113)                    26
    Gain on sales of pooled loans                                                 197                    558
    Other operating income                                                        729                    892
                                                                     ------------------       -----------------
        Total other income                                                     $6,310                 $6,456
                                                                     ------------------       -----------------

OTHER EXPENSES:
    Salaries and wages                                                         $8,725                 $7,875
    Employee benefits                                                           1,653                  1,480
    Net occupancy expense of bank premises                                      1,452                  1,376
    Furniture and equipment expenses                                            1,231                  1,148
    Data processing                                                             1,050                  1,076
    Stationery, supplies and printing                                             539                    516
    Foreclosed property write-downs and expenses                                   89                    110
    Amortization expense                                                          991                    645
    Other operating expenses                                                    3,627                  3,224
                                                                     ------------------       -----------------
        Total other expenses                                                  $19,357                $17,450
                                                                     ------------------       -----------------
        Income before income taxes                                             $9,707                 $9,181
Income taxes                                                                    2,825                  2,707
                                                                     ------------------       -----------------
        Net income                                                             $6,882                 $6,474
                                                                     ==================       =================
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:                     $0.99                  $0.94
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                                      $0.4933                $0.4400
                                                                     ==================       =================
    Class B Common Stock                                                      $0.4485                $0.4000
                                                                     ==================       =================

                  FIRST BUSEY CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
            For the Quarters Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                            1996                      1995
                                                                     ------------------       -----------------
                                                                  (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                $11,952                $10,256
    Interest and dividends on investment securities:
        Taxable interest income                                                 2,950                  2,955
        Non-taxable interest income                                               542                    522
        Dividends                                                                  29                     32
    Interest on federal funds sold                                                 16                    285
                                                                     ------------------       -----------------
        Total interest income                                                 $15,489                $14,050
                                                                     ------------------       -----------------

INTEREST EXPENSE:
    Deposits                                                                   $7,241                 $6,356
    Short-term borrowings                                                         222                    522
    Long-term debt                                                                 70                     70
                                                                     ------------------       -----------------
        Total interest expense                                                 $7,533                 $6,948
                                                                     ------------------       -----------------
        Net interest income                                                    $7,956                 $7,102
Provision for loan losses                                                         150                    275
                                                                     ------------------       -----------------
        Net interest income after provision for loan losses                    $7,806                 $6,827
                                                                     ------------------       -----------------

OTHER INCOME:
    Trust                                                                        $659                   $583
    Service charges on deposit accounts                                           743                    676
    Other service charges and fees                                                425                    303
    Security gains (losses), net                                                   85                    121
    Trading security gains (losses), net                                           19                     (2)
    Gain on sales of pooled loans                                                  81                    145
    Other operating income                                                        244                    266
                                                                     ------------------       -----------------
        Total other income                                                     $2,256                 $2,092
                                                                     ------------------       -----------------

OTHER EXPENSES:
    Salaries and wages                                                         $2,966                 $2,674
    Employee benefits                                                             529                    475
    Net occupancy expense of bank premises                                        504                    536
    Furniture and equipment expenses                                              438                    408
    Data processing                                                               366                    371
    Stationery, supplies and printing                                             195                    164
    Foreclosed property write-downs and expenses                                   14                     21
    Amortization expense                                                          331                    215
    Other operating expenses                                                    1,536                    869
                                                                     ------------------       -----------------
        Total other expenses                                                   $6,879                 $5,733
                                                                     ------------------       -----------------
        Income before income taxes                                             $3,183                 $3,186
Income taxes                                                                      920                    937
                                                                     ------------------       -----------------
        Net income                                                             $2,263                 $2,249
                                                                     ==================       =================
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:                     $0.32                  $0.33
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                                      $0.1600                $0.1467
                                                                     ==================       =================
    Class B Common Stock                                                      $0.1455                $0.1333
                                                                     ==================       =================

                  FIRST BUSEY CORPORATION and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                                                 1996                      1995
                                                                          ------------------       -----------------
                                                                       (Dollars in thousands, except per share amounts)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                      $6,882                 $6,474
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                2,494                  2,078
        Provision for loan losses                                                      400                    375
        Increase in deferred income taxes                                             (374)                  (635)
        Amortization of investment security discounts                                 (947)                  (462)

        Gain on sales of investment securities, net                                    (90)                  (169)

        Proceeds from sales of pooled loans                                         26,763                 26,584
        Loans originated for sale                                                  (27,006)               (19,648)
        Gain on sale of pooled loans                                                  (197)                  (558)
        Loss on sales and dispositions of premises and equipment                        17                      0
        Change in assets and liabilities:
            Increase (decrease) in other assets                                        151                   (273)
            Increase (decrease) in accrued expenses                                    614                    817
            Increase (decrease) in interest payable                                   (190)                   501
            Increase in income taxes payable                                           336                    337
                                                                          ------------------       -----------------
                Net cash provided by operating activities                           $8,853                $15,421
                                                                          ------------------       -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                $10,431                $41,675
    Proceeds from maturities of securities classified available for sale           365,373                 67,662
    Proceeds from maturities of securities classified held to maturity              22,097                 10,571
    Purchase of securities classified available for sale                          (333,113)              (133,766)
    Purchase of securities classified held to maturity                             (19,556)                (7,314)
    (Increase) decrease in federal funds sold                                          650                (17,450)
    Increase in loans                                                              (81,215)               (23,009)
    Purchases of premises and equipment                                             (1,254)                  (684)
                                                                          ------------------       -----------------
                Net cash (used in) investing activities                           ($36,587)              ($62,355)
                                                                          ------------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                             $13,976                $34,317
    Net increase in demand, money market and saving deposits                        24,129                 11,077
    Cash dividends paid                                                             (3,306)                (2,957)
    Purchase of treasury stock                                                        (461)                  (681)
    Proceeds from sale of treasury stock                                               136                    237
    Proceeds from short-term borrowings                                                  0                  5,750
    Principal payments on short-term borrowings                                     (2,000)                  (750)
    Net increase (decrease) in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings                (2,337)                (1,006)
                                                                          ------------------       -----------------
                Net cash provided by (used in) financing activities                $30,137                $45,987
                                                                          ------------------       -----------------
                Net increase (decrease) in cash and cash equivalents                $2,403                  ($947)
Cash and due from banks, beginning                                                  39,358                 31,326
                                                                          ------------------       -----------------
Cash and due from banks, ending                                                    $41,761                $30,379
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


NOTE 2:  LOANS

The major classifications of loans at September 30, 1996 and December 31, 1995 were as follows:

                                                  September 30, 1996      December 31, 1995
                                                 ------------------------------------------
                                                           (Dollars in thousands)
Commercial                                            $60,976                  $55,687
Real estate construction                               28,517                   25,566
Real estate - farmland                                 12,229                   11,162
Real estate - 1-4 family residential mortgage         204,421                  179,047
Real estate - multifamily mortgage                     76,530                   57,364
Real estate - non-farm nonresidential mortgage        122,976                   98,006
Installment                                            41,056                   42,353
Agricultural                                           16,075                   12,594
                                                 ------------------------------------------
                                                     $562,780                 $481,779
Less:
    Unearned interest                                       3                        7
                                                 ------------------------------------------
                                                     $562,777                 $481,772
                                                 ------------------------------------------
Less:
    Allowance for loan losses                           5,619                    5,473
                                                 ------------------------------------------
    Net loans                                        $557,158                 $476,299
                                                 ==========================================

The real estate-mortgage category includes loans held for sale with carrying values of $2,243,000 at September 30, 1996 and $1,803,000 at December 31, 1995;
these loans had fair market values of $2,259,000 and $1,840,000, respectively.

                 FIRST BUSEY CORPORATION and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                      Three Months Ended                  Six Months Ended
                                                                         September 30,                       September 30,
                                                                    1996              1995               1996              1995
                                                                 ----------        ----------         ----------        ----------
Net income                                                       $2,263,000        $2,249,000         $6,882,000        $6,474,000
Shares:
    Weighted average common shares outstanding                    6,797,680         6,806,487          6,799,579         6,819,248

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method             147,081            97,385            129,480            94,581
                                                                 ----------        ----------         ----------        ----------
Weighted average common shares outstanding,
    as adjusted                                                   6,944,760         6,903,872          6,929,059         6,913,829
                                                                 ==========        ==========         ==========        ==========
Net income per share of common stock and stock equivalents:           $0.32             $0.33              $0.99             $0.94
                                                                 ==========        ==========         ==========        ==========


NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

                                                                                   1996               1995
                                                                                ----------         ----------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                                            $22,556            $18,904
                                                                                ==========         ==========
             Income taxes                                                         $2,810             $2,927
                                                                                ==========         ==========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                           $396               $569
                                                                                ==========         ==========

        Change in unrealized gain (loss) on securities available for sale         $1,350             $4,680
                                                                                ==========         ==========

        (Decrease) increase in deferred income taxes attributable to the
          unrealized (gain) loss on investment securities available for sale       ($473)           ($1,625)
                                                                                ==========         ==========

             ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 1996 (unaudited) when compared with December 31, 1995 and the results of operations for the nine months ended September 30, 1996 and 1995 (unaudited) and the results of operations for the three months ended September 30, 1996 and 1995 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AS COMPARED TO
DECEMBER 31, 1995

Total assets increased $36,947,000, or 4.4%, to $881,613,000 at
September 30, 1996 from $844,666,000 at December 31, 1995.

Securities held to maturity decreased $2,642,000, or 4.3%, to $58,859,000 at September 30, 1996 from $61,501,000 at December
31, 1995. Securities available for sale decreased $53,832,000, or 23.1%, to $179,184,000 at September 30, 1996 from
$233,016,000 at December 31, 1995, as security maturities were used to finance loan growth.

Loans increased $81,005,000 or 16.8%, to $562,777,000 at
September 30, 1996 from $481,772,000 at December 31, 1995,
primarily due to increases in commercial and mortgage loans.

Total deposits increased $38,105,000, or 5.1%, to $783,002,000 at September 30, 1996 from $744,897,000 at December 31, 1995.
Non-interest bearing deposits increased 4.5% to $75,661,000 at September 30, 1996 from $72,386,000 at December 31, 1995.
Interest bearing deposits increased 5.2% to $707,341,000 at September 30, 1996 from $672,511,000 at December 31, 1995.
Short-term borrowings decreased $4,487,000, or 20.7%, to $17,187,000 at September 30, 1996, as compared to $21,674,000 at
December 31, 1995. This was due primarily to a decrease in repurchase agreements.

In the first nine months of 1996, the Corporation repurchased 24,510 shares of its Class A stock at an aggregate cost of $462,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of September 30, 1996, 11,250 of the 96,750 options which became exercisable on January 1, 1993 (and expire December 31,
1996) have not yet been exercised and 40,500 of the 58,500 options which became exercisable on January 1, 1995 (and expire December 31, 1997) have not yet been exercised. The Corporation's Board of Directors has extended the Stock Repurchase Plan to June 30, 1997. It is anticipated that the Corporation may from time to time continue to make purchases of its common stock in order to meet future issuance requirements.


The following table sets forth the components of non-performing assets and past due loans.

                                                                                 September 30, 1996       December 31,1995
                                                                                 ------------------       ----------------
                                                                                         (Dollars in thousands)
Non-accrual loans                                                                          $0                   $532
Loans 90 days past due, still accruing                                                  1,460                    897
Restructured loans                                                                          0                      0
Other real estate owned                                                                   865                  1,380
Non-performing other assets                                                                54                      1
                                                                                 --------------           ----------------
    Total non-performing assets                                                        $2,379                 $2,810
                                                                                 ==============           ================
Total non-performing assets as a percentage of total assets                              0.27%                  0.33%
                                                                                 ==============           ================
Total non-performing assets as a percentage of loans plus non-performing assets          0.42%                  0.58%
                                                                                 ==============           ================

The ratio of non-performing assets to loans plus non-performing assets decreased to 0.42% at September 30, 1996 from 0.58% at December 31, 1995. This was due to decreases in the balance of non-accrual loans and other real estate owned, offset partially by an increase in the balance of loans 90 days past due and still accruing. The balance of loans outstanding increased during the period, while the balance of non-performing assets decreased thereby causing a further decrease in the percentage of non-performing assets.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO SEPTEMBER
30, 1995

SUMMARY

Net income for the nine months ended September 30, 1996 increased 6.3% to $6,882,000 as compared to $6,474,000 for the comparable period in 1995. Earnings per share increased 5.3% to $.99 at September 30, 1996 as compared to $.94 for the same period in 1995.

Operating earnings, which exclude security gains and the related tax expense, were $6,823,000, or $.98 per share for the nine months ended September 30, 1996, as compared to $6,364,000, or $.92 per share for the same period in 1995.

The Corporation's return on average assets was 1.07% for the nine months ended September 30, 1996, as compared to 1.15% for the comparable period in 1995. The return on average assets from operations of 1.06% for the nine months ended September 30, 1996 was 7 basis points lower that the 1.13% level achieved in the comparable period of 1995.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.12% for the nine months ended September 30, 1996, as compared to 4.20% for the same period in 1995. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.78% for the nine months ended September
30, 1996, compared to 3.84% for the same period in 1995.   The
decrease in the net interest margin reflects the increase in interest expense the Corporation experienced due to the $78 million in deposit liabilities assumed in December 1995. The Corporation has been reinvesting investment security maturities and sales proceeds in higher yielding loans in order to increase the net interest margin.

During the nine months ended September 30, 1996, the Corporation recognized security gains of approximately $59,000, after income taxes, representing 0.9% of net income. During the same period in 1995, security gains of $110,000, after income taxes, were recognized, representing 1.7% of net income.

INTEREST INCOME

Interest income, on a tax equivalent basis, for the nine months ended September 30, 1996 increased 13.7% to $46,573,000 from $40,974,000 for the comparable period in 1995. The increase in interest income resulted from an increase in average earning assets of $97,672,000 for the period ended September 30, 1996, as compared to the same period of 1995, offset in part by a 4 basis point decrease in the average yield on interest earning assets to 7.93% in the current period when compared to the same period in 1995.

INTEREST EXPENSE

Total interest expense increased 15.3% for the nine months ended September 30, 1996 as compared to the prior year period. This increase resulted in large part from a $57,923,000 increase in average time deposit balances and a $25,378,000 increase in average savings deposit balances for the nine months ended September 30, 1996, as compared to the same period in 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $400,000 for the nine months ended September 30, 1996 is $25,000 more than the provision for the comparable period in 1995. The provision and the net charge-offs of $254,000 for the period resulted in the reserve representing 1.00% of total loans and 385% of non-performing loans at September 30, 1996, as compared to the reserve representing 1.14% of total loans and 383% of non-performing loans at December 31, 1995. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

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

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security gains, decreased 1.1% for the nine months ended September 30, 1996 as compared to the same period in 1995. This was a combination of decreases in gains on sales of pooled loans and trading security losses, offset partially by increased service charges on deposit accounts and other service charges and fees, for the nine months ended September 30, 1996 as compared to the same period in 1995.
Gains of $197,000 were recognized on the sale of $26,566,000 of pooled loans for the nine months ended September 30, 1996 as compared to gains of $558,000 on the sale of $26,026,000 of pooled loans in the prior year period.

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

Total other expense increased 10.9% or $1,907,000 for the nine months ended September 30, 1996 as compared to the same period in 1995.

Salaries and wages expense increased $850,000 or 10.8% and employee benefits expense increased $173,000 or 11.7% for the nine months ended September 30, 1996, as compared to the same period last year as a result of new staffing at the banking
centers added in December 1995.   The Corporation had 384 full
time equivalent employees as of September 30, 1996 as compared to 361 as of September 30, 1995. Occupancy and furniture and equipment expenses increased 6.3% to $2,683,000 for the nine months ended September 30, 1996 from $2,524,000 in the prior year period. Data processing expense decreased $26,000 or 2.4% to $1,050,000 for the nine months ended September 30, 1996 from
the prior year period.   Foreclosed property write-downs and
expenses decreased $21,000 to $89,000 for the nine months ended September 30, 1996 from the prior year period. Other operating expenses increased $403,000 or 12.5% to $3,627,000 for the nine months ended September 30, 1996 due to a $441,000 one time assessment for the Savings Association Insurance Fund on deposits the Corporation had previously assumed from savings and loans.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, increased to 2.05% for the nine months ended September 30, 1996 from 1.99% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating
expenses divided by net revenue.   (More specifically it is
defined as non interest expense expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the nine months ended

September 30, 1996 was 63.6% as compared to 62.7% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are identically 64.0%. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the nine months ended September 30, 1996 increased to $2,825,000 as compared to $2,707,000 for the comparable period in 1995. As a percent of income before taxes, the provision for income taxes decreased to 29.1% for the nine months ended September 30, 1996 from 29.5% for the same period in 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO SEPTEMBER
30, 1995

SUMMARY

Net income for the three months ended September 30, 1996 increased 0.6% to $2,263,000 as compared to $2,249,000 for the comparable period in 1995. Earnings per share decreased 3.0% to $.32 at September 30, 1996 as compared to $.33 for the same period in 1995.

Operating earnings, which exclude security gains and the related tax expense, were $2,207,000, or $.31 per share for the three months ended September 30, 1996, as compared to $2,171,000, or $.31 per share for the same period in 1995.

The Corporation's return on average assets was 1.05% for the three months ended September 30, 1996, as compared to 1.14% achieved for the comparable period in 1995. The return on average assets from operations of 1.03% for the three months ended September 30, 1996 was less than the 1.10% level achieved in the comparable period of 1995.

The net interest margin expressed as a percentage of average earning assets was 4.21% for the three months ended September 30, 1996, 8 basis points higher than the level achieved for the like period in 1995. The net interest margin expressed as a percentage of average total assets was 3.87% for the three months ended September 30, 1996, as compared to 3.79% for the same period in 1995.

During the three months ended September 30, 1996, the Corporation recognized security gains of approximately $56,000, after income taxes, representing 2.5% of net income. During the same period in 1995, security gains of approximately $78,000, after income taxes, were recognized, representing 3.5% of net income.

INTEREST INCOME

Interest income on a fully taxable equivalent basis increased $1,443,000, or 10.0% for the three months ended September 30, 1996 from the same period in 1995. The increase resulted from a higher level of interest income on greater average volumes of loans outstanding for the three months ended September 30, 1996 as compared to the same period of 1995. The yield on interest earning assets increased 6 basis points for the three months ended September 30, 1996 as compared to the same period in 1995.

INTEREST EXPENSE

Total interest expense increased 8.4% for the three months ended September 30, 1996 as compared to the prior year period. This increase resulted in large part from a $51,534,000 increase in average time deposit balances and from a $25,780,000 increase in average savings deposit balances for the three months ended September 30, 1996, as compared to the same period in 1995.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, increased 10.1% for the three months ended September 30, 1996 as compared to the same period in 1995. This was a combination of increased trust revenue, service charges on deposit accounts, and other service charges and fees. Gains of $81,000 were recognized on the sale of $13,687,000 of pooled loans for the three months ended September 30, 1996 as compared to gains of $145,000 on the sale of $11,941,000 of pooled loans in the prior year period.

Total other expense increased 20.0% or $1,146,000 for the three months ended September 30, 1996 as compared to the same period in 1995.

Salaries and wages expense increased $292,000 or 10.9% and employee benefits expense increased $54,000 or 11.4% for the three months ended September 30, 1996, as compared to the same period last year as a result of new staffing at the banking
centers added in December 1995.   Occupancy and furniture and
equipment expenses decreased 0.2% to $942,000 for the three months ended September 30, 1996 from $944,000 in the prior year period. Data processing expense decreased $5,000 or 1.3% to $366,000 for the three months ended September 30, 1996 from the
prior year period.   Foreclosed property write-downs and
expenses decreased $7,000 to $14,000 for the three months ended September 30, 1996 from the prior year period. Other operating expenses increased $667,000 to $1,536,000 for the three months ended September 30, 1996 from the prior year period. Of this increase, $441,000 was due to a one time assessment for the Savings Association Insurance Fund for deposits the Corporation had previously assumed from savings and loans.

The consolidated efficiency ratio for the three months ended September 30, 1996 was 65.6% as compared to 60.8% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 66.1% and 61.8%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended September 30, 1996 decreased to $920,000 as compared to $937,000 for the comparable period in 1995. As a percent of income before taxes, the provision for income taxes decreased to 28.9% for the three months ended September 30, 1996 from 29.4% for the same period in 1995.

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital
funds.   Long-term liquidity needs will be satisfied primarily
through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation purchases federal funds as a service to its respondent banks, but generally does not rely upon these purchases for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $3,500,000 available as of September 30, 1996.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased to 12.2% at September 30, 1996 from 9.6% at December 31, 1995. This is the ratio of total large liabilities to total liabilities, and is low in comparison to the Corporation's peers. This increase was due largely to a $34,587,000 increase in time deposits over $100,000 and a $12,014,000 decrease in repurchase agreements which resulted in a higher ratio of large liabilities to total liabilities.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 1996, the Corporation earned $6,882,000 and paid dividends of $3,306,000 to stockholders, resulting in a retention of current earnings of $3,576,000. The Corporation's dividend payout for the nine months ended September 30, 1996 was 48.0%. The Corporation's risk-based capital ratio was 12.02% and the leverage ratio was 6.98% as of September 30, 1996, as compared to 12.36% and 6.92% respectively as of December 31, 1995. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of September 30, 1996.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 1996.

                                                                  Rate Sensitive Within
                                         ----------------------------------------------------------------------
                                             1-30       31-90       91-180     181 Days-    Over
                                             Days        Days        Days       1 Year     1 Year       Total
                                         ----------------------------------------------------------------------
                                                                 (Dollars in thousands)

Investment securities
    U.S. Governments                        $5,530     $42,765     $34,264     $18,167     $80,318    $181,044

    Obligations of states and
        political subdivisions               1,000       2,619       1,055         361      34,961      39,996

    Other securities                         3,515       1,025         125           0      13,267      17,932
Loans (net of unearned int.)               153,635      27,494      44,894      69,857     266,897     562,777
                                         ----------------------------------------------------------------------
    Total rate-sensitive assets           $163,680     $73,903     $80,338     $88,385    $395,443    $801,749
                                         ----------------------------------------------------------------------


Interest bearing transactions
    deposits                              $125,874          $0          $0          $0          $0    $125,874
Savings deposits                            82,205           0           0           0           0      82,205
Money market deposits                      139,528           0           0           0           0     139,528
Time deposits                               41,536      61,327      77,397      85,647      93,827     359,734
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements               10,087           0           0           0           0      10,087
    Other                                        0           0       7,100           0           0       7,100
Long-term debt                                   0           0           0           0       5,000       5,000
                                         ----------------------------------------------------------------------
    Total rate-sensitive liabilities      $399,230     $61,327     $84,497     $85,647     $98,827    $729,528
                                         ----------------------------------------------------------------------

    Rate-sensitive assets less
        rate-sensitive liabilities       ($235,550)    $12,576     ($4,159)     $2,738    $296,616     $72,221
                                         ----------------------------------------------------------------------


                                         ----------------------------------------------------------------------
    Cumulative Gap                       ($235,550)  ($222,974)  ($227,133)  ($224,395)    $72,221       ---
                                         ======================================================================

    Cumulative amounts as
       percentage of total
       rate-sensitive assets                -29.38%     -27.81%     -28.33%     -27.99%       9.01%      ---
                                         ======================================================================
    Cumulative ratio
       (cumulative RSA/RSL)                  0.41X       0.52X       0.58X       0.64X       1.10X       1.10X
                                         ======================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $235.6 million in the 1-30 day repricing category. The gap beyond 30 days, through 90 days, becomes slightly less liability sensitive as rate-sensitive assets that reprice in those time periods are slightly more in volume than rate-sensitive liabilities that are subject to repricing in the
same respective time periods.   The gap beyond 90 days through
180 days becomes slightly more liability sensitive as rate-sensitive assets that reprice after 90 days are less in volume than rate- sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at September 30, 1996, will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 30 days through one year, a rate change would have little effect on the Corporation because the volume of rate-sensitive assets repricing would be similar to the volume of rate-sensitive liabilities that would be repricing.

                  FIRST BUSEY CORPORATION and Subsidiaries
                 AVERAGE BALANCE SHEETS AND INTEREST RATES
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                            1996                          1995
                                             ---------------------------------------------------------------
                                               Average    Income/    Yield/    Average   Income/    Yield/
                                               Balance    Expense    Rate      Balance   Expense     Rate
                                             ---------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                          $10,066      $408     5.41%    $14,659      $646     5.89%

    Investment securities
        U.S. Government obligations             199,893     8,821     5.89%    167,798     7,633     6.08%

        Obligations of states and political
            subdivisions (1)                     38,597     2,428     8.40%     36,189     2,321     8.57%

        Other securities                         23,213       987     5.68%     21,167     1,004     6.34%

    Loans (net of unearned interest) (1) (2)    513,113    33,929     8.83%    447,397    29,370     8.78%
                                               ------------------             ------------------

    Total interest earning assets              $784,882   $46,573     7.93%   $687,210   $40,974     7.97%
                                                          =======                        =======

    Cash and due from banks                      34,777                         30,963
    Premises and equipment                       21,510                         21,421
    Reserve for possible loan losses             (5,592)                        (5,392)
    Other assets                                 20,239                         17,655
                                               --------                       --------
Total Assets                                   $855,816                       $751,857
                                               ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits      $130,456    $1,588     1.63%   $123,109    $1,704     1.85%

    Savings deposits                             80,190     1,889     3.15%     54,812     1,158     2.82%
    Money market deposits                       136,420     3,884     3.80%    133,730     3,674     3.67%

    Time deposits                               342,134    13,952     5.45%    284,211    11,500     5.41%
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                10,329       404     5.22%     13,530       637     6.30%
        Other                                     8,120       441     7.26%      8,078       525     8.69%
    Long-term debt                                5,000       208     5.55%      5,000       207     5.54%
                                               ------------------             ------------------
    Total interest bearing liabilities         $712,649   $22,366     4.19%   $622,470   $19,405     4.17%
                                                          =======                        =======

    Net interest spread                                               3.73%                          3.80%
                                                                    =======                        =======

    Demand deposits                              68,920                         62,685
    Other liabilities                             5,687                          4,454
    Stockholders' equity                         68,560                         62,248
                                               --------                       --------

Total Liabilities and Stockholders' Equity     $855,816                       $751,857
                                               ========                       ========


Interest income / earning assets (1)           $784,882   $46,573     7.93%   $687,210   $40,974     7.97%

Interest expense / earning assets               784,882    22,366     3.81%    687,210    19,405     3.77%
                                                          -----------------              -----------------

Net interest margin (1)                                   $24,207     4.12%              $21,569     4.20%
                                                          =================              =================

  (1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.
  (2) Non-accrual loans have been included in average loans, net of unearned interest.

                FIRST BUSEY CORPORATION and Subsidiaries
                      CHANGES IN NET INTEREST INCOME
              NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                        Change due to (1)

                                                 Average      Average       Total
                                                 Volume      Yield/Rate     Change
                                                -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                             ($189)       ($49)       ($238)
    Investment securities:
        U.S. Government obligations                1,413        (225)       1,188
        Obligations of states and political
            subdivisions (2)                         151         (44)         107
        Other securities                             224        (241)         (17)
    Loans (2)                                      4,368         191        4,559
                                                -----------------------------------

Change in interest income (2)                     $5,967       ($368)      $5,599
                                                -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits           $114       ($230)       ($116)
    Savings deposits                                 586         145          731
    Money market deposits                             76         134          210
    Time deposits                                  2,371          81        2,452
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                   (135)        (98)        (233)
        Other                                          3         (87)         (84)
    Long-term debt                                     0           1            1
                                                -----------------------------------

Change in interest expense                        $3,015        ($54)      $2,961
                                                -----------------------------------

Increase in net interest income (2)               $2,952       ($314)      $2,638
                                                ===================================

  (1)  Changes due to both rate and volume have been allocated proportionally.
  (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.

                  FIRST BUSEY CORPORATION and Subsidiaries
                 AVERAGE BALANCE SHEETS AND INTEREST RATES
                 QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

                                                            1996                          1995
                                             ---------------------------------------------------------------
                                               Average    Income/    Yield/    Average   Income/    Yield/
                                               Balance    Expense    Rate      Balance   Expense     Rate
                                             ---------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                           $1,207       $16     5.25%    $19,709      $285     5.73%

    Investment securities
        U.S. Government obligations             178,293     2,675     5.97%    177,022     2,666     5.98%

        Obligations of states and political
            subdivisions (1)                     39,844       834     8.33%     37,957       803     8.39%

        Other securities                         21,467       304     5.64%     20,939       321     6.08%

    Loans (net of unearned interest) (1) (2)    543,975    12,017     8.79%    460,987    10,328     8.89%
                                               ------------------             ------------------

    Total interest earning assets              $784,786   $15,846     8.03%   $716,614   $14,403     7.97%
                                                          =======                        =======

    Cash and due from banks                      33,522                         30,145
    Premises and equipment                       21,591                         21,184
    Reserve for possible loan losses             (5,611)                        (5,327)
    Other assets                                 20,581                         17,499
                                               --------                       --------
Total Assets                                   $854,869                       $780,115
                                               ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits      $127,569      $529     1.65%   $122,255      $546     1.77%

    Savings deposits                             82,465       664     3.21%     56,685       417     2.92%
    Money market deposits                       139,686     1,346     3.83%    142,388     1,323     3.68%

    Time deposits                               342,660     4,702     5.46%    291,126     4,071     5.55%
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                 6,342        86     5.41%     19,095       301     6.26%
        Other                                     7,312       136     7.41%      9,895       220     8.85%
    Long-term debt                                5,000        70     5.55%      5,000        70     5.54%
                                               ------------------             ------------------
    Total interest bearing liabilities         $711,034    $7,533     4.22%   $646,444    $6,948     4.26%
                                                          =======                        =======

    Net interest spread                                               3.82%                          3.71%
                                                                    =======                        =======

    Demand deposits                              68,521                         64,349
    Other liabilities                             5,991                          5,041
    Stockholders' equity                         69,323                         64,281
                                               --------                       --------

Total Liabilities and Stockholders' Equity     $854,869                       $780,115
                                               ========                       ========


Interest income / earning assets (1)           $784,786   $15,846     8.03%   $716,614   $14,403     7.97%

Interest expense / earning assets               784,786     7,533     3.82%    716,614     6,948     3.84%
                                                          -----------------              -----------------

Net interest margin (1)                                    $8,313     4.21%               $7,455     4.13%
                                                          =================              =================

  (1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.
  (2) Non-accrual loans have been included in average loans, net of unearned interest.

                FIRST BUSEY CORPORATION and Subsidiaries
                      CHANGES IN NET INTEREST INCOME
               QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

                                                        Change due to (1)

                                                 Average      Average       Total
                                                 Volume      Yield/Rate     Change
                                                -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                             ($247)       ($22)       ($269)
    Investment securities:
        U.S. Government obligations                   16          (7)           9
        Obligations of states and political
            subdivisions (2)                          39          (8)          31
        Other securities                               8         (25)         (17)
    Loans (2)                                      1,807        (118)       1,689
                                                -----------------------------------

Change in interest income (2)                     $1,623       ($180)      $1,443
                                                -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits            $26        ($43)        ($17)
    Savings deposits                                 204          43          247
    Money market deposits                            (26)         49           23
    Time deposits                                    702         (71)         631
    Short-term borrowings:
        Federal funds purchased and
            repurchase agreements                   (178)        (37)        (215)
        Other                                        (52)        (32)         (84)
    Long-term debt                                     0           0            0
                                                -----------------------------------

Change in interest expense                          $676        ($91)        $585
                                                -----------------------------------

Increase in net interest income (2)                 $947        ($89)        $858
                                                ===================================

  (1)  Changes due to both rate and volume have been allocated proportionally.
  (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1996 and 1995.

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) There were no reports on Form 8-K filed during the three months ending September 30, 1996.

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


Date:  November 13, 1996