Form 10-K
period 1996-12-31
FIRST BUSEY CORP /NV/
filed 1997-03-19
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                      Commission file number 0-15950

                          FIRST BUSEY CORPORATION
          (Exact name of registrant as specified in its Charter)

               Nevada                              37-1078406
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation of organization)              Identification No.)

        201 West Main Street
          Urbana, Illinois                            61801
  (Address of principal executive                  (Zip Code)
              offices)

                               (217) 384-4513
           (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(b) of the Act:
                                   None
        Securities registered pursuant to Section 12(g) of the Act:
                  Class A Common Stock without par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X                  No
    ---                    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1997, the aggregate market value of the Class A Common Stock held by non-affiliates was $89,195,556. Class B Common Stock is held by affiliates. The market value of the Class A Common Stock is based on the "Bid" price for such stock as reported in the National Quotation Bureau's "Pink Sheets" on that date. Affiliates include all directors, executive officers and beneficial holders owning 5% or more of the shares.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   Class                                     Outstanding at February 28, 1997
   ---------------------------------------   --------------------------------
   Class A Common Stock, without par value            5,794,378
   Class B Common Stock. without par value            1,125,000

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement dated March 18, 1997 for First Busey Corporation's Annual Meeting of Stockholders to be held April 16, 1997 (the "1997 Proxy Statement") are incorporated by reference into
Part III.

                          FIRST BUSEY CORPORATION
                          Form 10-K Annual Report

                             Table of Contents

PART I                                                                  Page Number
Item 1    Business..............................................             3
Item 2    Properties............................................             9
Item 3    Legal Proceedings.....................................            10
Item 4    Submission of Matters to a Vote of Security
          Holders...............................................            10

PART II

Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters...................................            10
Item 6    Selected Financial Data...............................            11

Item 7    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................            13
Item 8    Financial Statements and Supplementary Data...........            27
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...................            27

Item 10   Directors and Executive Officers of the Registrant....            27
Item 11   Executive Compensation................................            27
Item 12   Security Ownership of Certain Beneficial Owners and
          Management............................................            27
Item 13   Certain Relationships and Related Transactions........            27

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K...........................................            28


                                  PART I

ITEM 1. BUSINESS

INTRODUCTION

  First Busey Corporation ("First Busey"), a Nevada corporation, is a multi-bank holding company located in Urbana, Illinois. As of December 31, 1996, First Busey owned one community bank subsidiary, a trust company subsidiary and a securities broker-dealer subsidiary. First Busey is engaged in commercial, retail and correspondent banking and provides trust services. Based on assets of $865 million as of December 31, 1996, First Busey, with deposits of $767 million and stockholders' equity of $73 million, is one of the largest financial institutions headquartered in east central Illinois. First Busey's largest subsidiary, Busey Bank, with continuous operations since 1868, is one of the oldest banks chartered in Illinois.

  First Busey's strategic plan is to continue providing commercial, retail and correspondent banking services through its banking subsidiaries, with emphasis on commercial and retail services. The strategic plan also emphasizes the operation of its banking centers autonomously, allowing them to tailor their service and products to the particular market they serve while consolidating back-room operations. First Busey intends to continue its expansion and growth in the three counties it currently serves in Illinois, Champaign, McLean and Ford County, as well as its Loan Production Offices in Springfield, Indianapolis, and Ft. Myers. First Busey engages in exploratory discussions regarding potential acquisitions from time to time; however, First Busey does not currently have any commitments to acquire or merge with any financial institution.

  First Busey Corporation's operations are conducted primarily through its
lead bank, Busey Bank (nineteen locations),   the trust company and the
securities broker-dealer subsidiary. First Busey provides its subsidiaries with both financial and managerial support. Each subsidiary operates under the direction of its own Board of Directors.

BUSEY BANK

  Busey Bank was established on January 13, 1868 and is a state-chartered bank. As of December 31, 1996, Busey Bank had total assets of $850.2 million, representing 98% of First Busey's assets, and had total revenues of $67.3 million, representing 96% of First Busey's revenues. Busey Bank provides a full range of banking services including commercial and retail banking products. The services available to its commercial and retail customers include a broad selection of depository and lending activities. In the commercial lending area, Busey Bank is designated a Small Business Administration Preferred Lender authorized to fund government guaranteed loans on an expedited basis and is also an approved lender under the Federal National Mortgage Association Program, permitting expedited origination of single- and multi-family mortgage loans. Busey Bank's other commercial lending activities consist primarily of secured loans to borrowers in many different industries. Busey Bank's retail services include consumer lending, numerous types of deposit accounts and certain specialized programs such as the Fortune Five-O Program for the mature market.

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

  All commercial loans must be supported by a completed and signed financial statement which should include a minimum of a balance sheet and income statement. Loan Officers are encouraged to require borrowers to provide annual statements prepared by a CPA firm. Where possible, an audit should be obtained, however, a review or compilation is acceptable. The Credit Analysis Department tracks delinquent financial statements and provides weekly reports to the Commercial Loan Department. In addition, the Senior Loan Committee receives a monthly report detailing delinquent financial statements for customers with large loan balances.

  A borrower's financial position including cash flow is monitored at least annually through an annual review process.


OTHER SUBSIDIARIES
  First Busey Trust & Investment Co. began operation on January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust Co., which began trust operations in 1967 and 1947, respectively. Through First Busey Trust & Investment Co., First Busey plans to expand its trust activities by increasing assets under care, currently approximating $518 million, and by developing new financial services. During 1996, revenues from trust activities were $2.7 million.

  Busey Bank established a full service securities broker-dealer subsidiary, First Busey Securities, Inc., on April 1, 1991. Through the offering of full service brokerage, along with various insurance and annuity products, new sources of fee income are available to Busey Bank.

COMPETITION
  First Busey faces intense competition in all phases of its banking business from other banks and financial institutions. First Busey's subsidiary bank competes for deposits with a large number of depository institutions including commercial banks, savings and loan associations, credit unions, money market funds and other financial institutions and financial intermediaries serving Champaign County and McLean County. Principal competitive factors with respect to deposits include interest rates paid on deposits, customer service, convenience and location.

  First Busey's subsidiary bank competes for loans with other banks headquartered in Illinois, with loan production offices of large money center banks headquartered in other states, as well as with savings and loan associations, credit unions, finance companies, mortgage bankers, leasing companies and other institutions. Competitive factors with respect to loans include interest rates charged, customer service and responsiveness in tailoring financial products to the needs of customers. First Busey's subsidiary bank competes for loans primarily by designing their products for and directing their marketing efforts to businesses in Champaign County and McLean County which are locally owned, well-capitalized and well-managed.

  Many of the entities that compete with First Busey's subsidiary bank are substantially larger in size than First Busey and First Busey's subsidiary bank, and many non-bank financial intermediaries are not subject to the regulatory restrictions applicable to First Busey's bank subsidiary.
First Busey and its subsidiary bank have experienced an increase in the level of competition as well as the number of competitors in recent years. See "Supervision and Regulation."

EMPLOYEES
  First Busey and its subsidiaries employed 383 employees (full-time equivalent) on December 31, 1996. Management considers its relationship with its employees to be good.

SUPERVISION AND REGULATION

GENERAL
  Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of First Busey and its subsidiary bank can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over First Busey and its subsidiary bank, such as the Federal Reserve Board ("FRB"), Federal Deposit Insurance Corporation ("FDIC") and the State of Illinois Office of Banks and Real Estate. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Furthermore, such statutes, regulations and other pronouncements and policies are intended to protect the depositors and the FDIC's deposit insurance funds, not to protect stockholders.

  Bank holding companies and banks are subject to enforcement actions by their regulators for regulatory violations. In addition to compliance with statutory and regulatory limitations and requirements concerning financial and operating matters, regulated financial institutions such as First Busey and its subsidiary bank must file periodic and other reports and information with their regulators and are subject to examination by each of their regulators.

  The statutory requirements applicable to and regulatory supervision of bank holding companies and banks have increased significantly and have undergone substantial change in recent years. To a great extent, these changes are embodied in the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), enacted in August 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December 1991, and the regulations promulgated under FIRREA and FDICIA. Many of the regulations promulgated pursuant to FDICIA have only recently been finalized and their impact on the business, financial condition and prospects of First Busey and its subsidiary bank cannot be predicted with certainty.

  The following discussion and other references to and descriptions of the regulation of financial institutions contained herein constitute brief summaries thereof. This discussion is not intended to constitute and does not purport to be a complete statement of all legal restrictions and requirements applicable to First Busey and its subsidiary bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.

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

REGULATION OF BANK HOLDING COMPANIES AND THEIR NON-BANK SUBSIDIARIES
  First Busey is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, First Busey is subject to regulation, supervision and examination by the FRB. First Busey is also subject to the limitations and requirements of the Illinois Bank Holding Company Act ("IBHCA"). These limitations and requirements, however, are no more restrictive in most instances than those imposed by the BHCA and the FRB. The business and affairs of First Busey are regulated in a variety of ways, including limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, limitations on interstate acquisitions, regulatory capital requirements and limitations on payment of dividends. In addition, it is the FRB's policy that a bank holding company is expected to act as a source of financial strength to banks that it owns or controls and, as a result, the FRB could require First Busey to commit resources to support its subsidiary bank in circumstances in which First Busey might not do so absent the FRB's policy.

  First Busey Trust & Investment Co. is subject to regulation and examination by the State of Illinois Office of Banks and Real Estate and the FRB. The federal and state laws generally applicable to a trust company subsidiary of a bank holding company regulate, among other things, the scope of its business, investments and other activities.

ACQUISITION OF BANKS AND BANK HOLDING COMPANIES
  The BHCA generally prohibits a bank holding company from (1)
acquiring, directly or indirectly, more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, (2) acquiring control of a bank or another bank holding company, (3) acquiring all or substantially all the assets of a bank, or (4) merging or consolidating with another bank holding company, without first obtaining FRB approval. In considering an application with respect to any such transaction, the FRB is required to consider a variety of factors, including the potential anti-competitive effects of the transaction, the financial condition and future prospects of the combining and resulting institutions, the managerial resources of the resulting institution, the convenience and needs of the communities the combined organization would serve, the record of performance of each combining organization under the Community Reinvestment Act and the Equal Credit Opportunity Act, and the prospective availability to the FRB of information appropriate to determine ongoing regulatory compliance with applicable banking laws.

  In addition, both the federal Change in Bank Control Act and the Illinois Banking Act ("IBA") impose limitations on the ability of one or more individuals or other entities to acquire control of First Busey or its subsidiary bank.

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

  The restrictions described above represent limitations on expansion by First Busey and its subsidiary bank, the acquisition of control of First Busey by another company and the disposition by First Busey of all or a portion of the stock of its subsidiary bank or by its subsidiary bank of all or a substantial portion of its assets.

PERMITTED NON-BANKING ACTIVITIES
  The BHCA generally prohibits a bank holding company from engaging in activities or acquiring or controlling, directly or indirectly, the voting securities or assets of any company engaged in any activity other than banking, managing or controlling banks and bank subsidiaries or another activity that the FRB has determined, by regulation or otherwise, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

  Notwithstanding applicable restrictions on acquisition or control of banks, bank assets, bank holding companies and companies engaged in permitted non-banking activities, a bank holding company may acquire, without the prior approval of the FRB, 5% or less of the outstanding shares of any class of voting securities of a company assuming the investment does not otherwise result in control of such company. The BHCA prohibits bank holding companies, with certain exceptions, from acquiring direct or indirect ownership of more than five percent of the voting securities of any company that is not a bank or does not engage in any of the activities described in the preceding paragraph.

CAPITAL REQUIREMENTS
  Regulatory capital requirements applicable to all regulated financial institutions, including bank holding companies and banks, have increased significantly in recent years and further increases are possible in future periods. The FRB has adopted risk-based capital standards for bank holding companies. The articulated objectives of Congress and the FRB in establishing a risk-based method of measuring capital adequacy are (i) to make regulatory capital requirements applicable to bank holding companies more sensitive to differences in risk profiles among bank holding companies, (ii) to factor off-balance sheet liabilities into the assessment of capital adequacy, (iii) to reduce disincentives for bank holding companies to hold liquid, low risk assets and (iv) to achieve greater consistency in the evaluation of capital adequacy of major banking organizations throughout the world by conforming to the framework developed jointly by supervisory authorities from countries that are parties to the so-called "Basle Accord" adopted by such supervisory authorities in July 1988.

  The FRB requires bank holding companies to maintain a minimum ratio of risk-weighted capital to total risk-adjusted assets. Banking organizations, however, generally are expected to operate well above the minimum risk-based ratios. Risk-adjusted assets include a "credit equivalent amount" of off-balance sheet items, determined in accordance with conversion formulae set forth in the FRB's regulations. Each asset and off-balance sheet item, after certain adjustments, is assigned to one of four risk-weighting categories, 0%, 20%, 50% or 100%, and the risk-adjusted values are then added together to determine risk-weighted assets.

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

  As of December 31, 1996, First Busey's Tier 1 and total risk-based capital ratios were 11.35% and 12.48%, respectively, and its Tier 1 leverage ratio was 7.14%.

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

  Risk-based capital ratios focus principally on broad categories of credit risk and do not incorporate factors that can affect the Company's financial condition, such as overall interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks. For this reason, the overall financial health of First Busey and its subsidiary bank and the assessment of First Busey and its subsidiary bank by various regulatory agencies may differ from conclusions that might be drawn solely from the level of First Busey or its subsidiary bank's risk-based capital ratios.

  During 1994, the federal banking regulators announced a joint decision not to modify risk-based capital and leverage requirements for regulatory capital to reflect the impact of unrealized gains and losses for securities classified as "available for sale." This decision was made in response to the Financial Accounting Standards Board's issuance of Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

                            REGULATION OF BANKS

  First Busey's bank subsidiary is a banking corporation organized under the IBA. As such, it is subject to regulation, supervision and examination by the State of Illinois Office of Banks and Real Estate. The deposit accounts of the bank subsidiary are insured up to applicable limits by the FDIC's Bank Insurance Fund (the "BIF"). Thus, the bank subsidiary is also subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered by and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, the bank subsidiary must comply with the more stringent restrictions, prohibitions or requirements.

  The business and affairs of the bank subsidiary are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the bank subsidiary may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the bank subsidiary and changes in control of the bank subsidiary.

                                 DIVIDENDS

  The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing weak earnings should not pay cash dividends which exceed its net income or which could only be funded in ways that would weaken its financial health, such as by borrowing. The FRB also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers and acquisitions. First Busey uses funds derived primarily from the payment of dividends by its banking subsidiary for, among other purposes, the payment of dividends to First Busey's stockholders. Under provisions of the IBA, dividends may not be declared by banking subsidiaries except out of the bank's net profit (as defined), and unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Presently, the surplus of Busey Bank exceeds its capital.

  All dividends paid by First Busey's banking subsidiary are restricted by capital adequacy requirements imposed by federal regulators regarding the maintenance of the risk-weighted asset ratios and the leverage ratio (as defined by regulatory agencies). At December 31, 1996, Busey Bank had $17,299,000 available for the payment of dividends to First Busey. Sound banking practices require the maintenance of adequate levels of capital. State and federal regulatory authorities have adopted standards for the maintenance of capital by banks and adherence to such standards further limits the ability of banks to pay dividends.

  First Busey Trust & Investment Co., as an Illinois corporation, is permitted to make distributions to its stockholder as authorized by its Board of Directors, except that as long as it continues in a fiduciary business, it may not withdraw for purposes of payment of dividends or otherwise any portion of its capital account except with the approval of the State of Illinois Office of Banks and Real Estate.


MONETARY POLICY AND ECONOMIC CONDITION
  The earnings of commercial banks and bank holding companies are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the FRB influences conditions in the money and capital markets, which affect interest rates and the growth in bank credit and deposits. FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue in the future. The general effect, if any, of such policies upon the future business and earnings of First Busey and its subsidiary bank cannot be predicted.

ITEM 2. PROPERTIES

  As of February 28, 1997, First Busey and its subsidiaries conduct business in twenty locations. Busey Bank has its headquarters at the Busey Bank Building, a 40,000 square foot building owned by Busey Bank. In addition to the Busey Bank Building, First Busey and/or its subsidiaries own the land and building for fifteen locations, own the building and lease the land for one location and lease five locations. Two supermarket locations, the Bloomington facility and the Busey Plaza Building are the only facilities not fully occupied by First Busey or its subsidiaries. The Busey Plaza Building, a five-story 90,000 square foot office building, is the location of the headquarters of First Busey Trust & Investment Co., with the remainder leased to unaffiliated tenants.

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings, other than routine litigation incidental to the business, to which First Busey or its subsidiaries are a part of or which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT
  (Provided pursuant to Instruction 3 of Item 401(b) of Regulation S-K under the Securities Act of 1933.)

Name                      Office (year first elected as an officer)       Age
----------------------    --------------------------------------------    ---
Douglas C. Mills*         Chairman of the Board, President and             56
                          Chief Executive Officer of First Busey (1971)

Edwin A. Scharlau II*     Chairman of the Board of First Busey Trust &     52
                          Investment Co. and First Busey Securities Inc.
                          (1967)

P. David Kuhl*            President and Chief Executive                    47
                          Officer of Busey Bank (1979)

*  Director

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Since July 1, 1988, First Busey Class A Common Stock has been traded in the over-the-counter market and quoted in the National Quotation Bureau's "Pink Sheets." The "Pink Sheets" include approximately 14,000 thinly traded stocks. The market quotations reflect inter-dealer prices, without retail-markup, markdown or commission and may not necessarily represent actual transactions. The investment banking firm of Stephens Inc., Little Rock, Arkansas, is the principal market maker for First Busey Class A Common Stock. The last reported "Bid" price for First Busey Class A Common Stock is reported daily in the News-Gazette, a Champaign-Urbana newspaper. Prior to July 1, 1988, there was no public market for First Busey Class A Common Stock. Although, a limited trading market for shares of First Busey Class A Common Stock has developed recently, there can be no assurance that it will continue.

  The following table presents for the periods indicated the high and low "Bid" quotations for First Busey Class A Common Stock as reported in the National Quotation Bureau's "Pink Sheets."

                                           1996                   1995
                                      ---------------        ---------------
MARKET PRICES OF COMMON STOCK         High        Low        High        Low
-----------------------------         ----        ---        ----        ---
First Quarter                        $19.17     $18.00      $17.17     $16.00
Second Quarter                       $21.00     $18.50      $17.67     $16.50
Third Quarter                        $22.00     $20.00      $18.17     $17.00
Fourth Quarter                       $23.75     $21.25      $18.50     $17.33

During 1996 and 1995, First Busey, declared cash dividends per share as follows:

                  Class A                Class B
1996            Common Stock          Common Stock
---------       ------------          ------------
January            $.1667                $.1515
April              $.1667                $.1515
July               $.1600                $.1455
October            $.1600                $.1455

1995
---------
January            $.1467                $.1333
April              $.1467                $.1333
July               $.1467                $.1333
October            $.1467                $.1333

     Three-for-two stock splits on both Class A and Class B Common Stock occurred on May 7, 1996, and May 7, 1993.

     For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Dividends on page 9.

     As of February 28, 1997 there were approximately 978 holders of First Busey Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
     The following selected financial data for each of the five years in the period ended December 31, 1996, have been derived from First Busey's annual consolidated financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, whose report on the financial position as of December 31, 1996 and December 31, 1995, and the results of operations for each of the three years in the period ended December 31, 1996, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

                                     1996        1995        1994        1993        1992
                                     ----        ----        ----        ----        ----
BALANCE SHEET ITEMS                     (dollars in thousands, except per share data)
--------------------
  Securities                       $226,350    $284,517    $210,525    $230,359    $229,574
  Loans, net of unearned interest   569,500     481,772     451,051     412,905     330,137
  Allowance for loan losses           6,131       5,473       5,235       5,205       4,456
  Total assets                      864,918     844,666     728,459     709,257     630,548
  Total deposits                    766,927     744,897     635,694     636,418     572,417
  Long-term debt                      5,000       5,000       5,000       6,645       3,338
  Stockholders' equity               73,417      67,778      59,016      56,332      44,620

RESULTS OF OPERATIONS
  Interest income                  $ 61,197    $ 54,494    $ 47,126    $ 46,003    $ 45,978
  Interest expense                   30,033      26,515      20,212      20,363      23,067
                                  ---------   ---------   ---------   ---------   ---------
  Net interest income                31,164      27,979      26,914      25,640      22,911
  Provision for loan losses           1,100         395         240       1,125       1,000
  Net income                        $ 9,306     $ 8,775     $ 8,238     $ 7,364     $ 5,938

                                     1996        1995        1994        1993        1992
                                     ----        ----        ----        ----        ----
Per Share Data (1)                      (dollars in thousands, except per share data)
--------------------
  Net income                        $  1.34     $  1.27     $  1.19     $  1.07     $  0.96
  Cash dividends (Class A)              .65        0.59        0.53        0.53        0.46
  Book value                          10.72        9.95        8.64        8.13        7.23
  Closing "Bid" price                 22.25       18.00       16.17       14.33       10.89

OTHER INFORMATION
  Return on average assets            1.08%       1.15%       1.14%       1.07%        .96%
  Return on average equity           13.40%      13.86%      14.16%      13.87%      13.91%
  Net interest margin (2)             4.13%       4.20%       4.30%       4.33%       4.33%
  Stockholders' equity to assets      8.49%       8.02%       8.10%       7.94%       7.08%

(1) Per share amounts have been restated to give retroactive effect to the three-for-two stock splits which occurred May 7, 1996, and May 7, 1993.

(2) Calculated as a percent of average earning assets.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and Subsidiaries (the "Corporation") for the years ended December 31, 1996, 1995 and 1994. It should be read in conjunction with "Business", "Selected Financial Data", the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report. All per share amounts have been restated to give retroactive effect to the three-for-two stock splits which occurred May 7, 1996, and May 7, 1993.

GENERAL

     The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; formed a trust company subsidiary; and acquired a marketing and communications company. All of the banks acquired during those years were accounted for using the purchase method of accounting, except for Bank of Urbana which was accounted for using the pooling of interests method. All subsidiary banks owned by the Corporation as of November 1991 were merged with Busey Bank. Under the purchase method of accounting, the earnings of the acquired subsidiaries are included in the Corporation's earnings only for the periods subsequent to acquisition. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 1994, less purchase accounting adjustments.

Subsidiary                            Acquired           1995               1994              1993
- - ----------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Busey Bank (1)                         3/20/80     $9,093    91.9%   $8,664    92.8%    $8,464    93.8%
First Busey Trust & Investment Co. (2)    --          651     6.6%      596     6.4%       510     5.6%
First Busey Securities, Inc. (3)          --          148     1.5%       76     0.8%        57     0.6%
                                       -------------------------------------------------------------------
Total                                              $9,892   100.0%   $9,336   100.0%    $9,031   100.0%
                                       ===================================================================

(1) City Bank of Champaign and Champaign County Bank & Trust were merged into Busey Bank as of January 1, 1987. First National Bank of Thomasboro was merged into Busey Bank as of January 1, 1988. State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989. The Bank of Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991. Busey Bank of McLean County was merged into Busey Bank as of January 1, 1996.

(2) Formed as a subsidiary of the Corporation as of January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust.

(3)      Formed as a subsidiary of Busey Bank as of April 1, 1991.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 1996

SUMMARY
     The Corporation reported net income of $9,306,000 in 1996, up 6.1% from $8,775,000 in 1995, which had increased 6.5% from $8,238,000 in 1994.
Net income per share in 1996 increased 5.5% to $1.34 from $1.27 in 1995, which was a 6.7% increase from $1.19 in 1994. The main factor contributing to the increase in net income for 1996 was the increase in net interest income resulting from the large increase in loans outstanding. Contributing to the 1995 increase in net income were increases in net interest income and trust income. These increases were countered in part by the increase in other expenses. Operating earnings, which exclude security gains and gains on sales of pooled loans and the related tax expense, were $8,965,000 or $1.29 per share for 1996; $8,217,000, or $1.19 per share for 1995; and $7,479,000, or $1.08 per share for 1994.

     There were no material changes in average shares outstanding from 1994 to 1996 to affect earnings per share.

     Operating earnings, when excluding the impact of charges for assets acquired in the FDIC-assisted acquisition and the 1994 writedown of the Busey Plaza Building, were $8,965,000, or $1.29 per share for 1996; $8,217,000, or $1.19 per share for 1995; and $7,707,000 or $1.11 per share for 1994.

     Security gains after the related tax expense were $166,000 or 1.8% of net income in 1996; $134,000 or 1.5% of net income in 1995; and $199,000 or 2.4% of net income in 1994.

     The Corporation's return on average assets was 1.08%, 1.15%, and 1.14% for 1996, 1995, and 1994, respectively, and return on average equity was 13.40%, 13.86%, and 14.16% for 1996, 1995, and 1994, respectively. On an operating earnings basis, return on average assets was 1.04%, 1.08%, and 1.04% for 1996, 1995, and 1994, respectively, and return on average equity was 12.91%, 12.98%, and 12.86% for 1996, 1995, and 1994,
respectively.

NET INTEREST INCOME
     Net interest income on a tax equivalent basis for 1996 increased 11.0% to $32,574,000 from $29,349,000 for 1995, which reflected a 4.0%
increase from $28,212,000 in 1994. Net interest income increased in 1996 because of a large increase in average loans outstanding. Net interest income increased in 1995 because of an increase in average earning assets, which was partially offset by a modestly declining net interest margin.

     Average interest-earning assets increased to $788,158,000 in 1996 from $699,567,000 and $655,328,000 in 1995 and 1994, respectively. The growth in 1996 is primarily due to the effect of the investment in loans and securities of the assumption of $77,988,000 of deposits in December 1995. The growth in 1995 and 1994 is primarily due to increases in net loans of $32,578,000 and $38,116,000, respectively.

     The net interest margin was 4.13% in 1996, 4.20% in 1995 and 4.30% in 1994. The decrease in net interest margin for 1996 was due to a 6 basis point decline in the net interest spread which resulted from a decline in the yield on interest-earning assets and an increase on the weighted rate paid on interest-bearing liabilities when comparing the year ended December 31, 1996, to the prior year period. The slight decrease in net interest margin for 1995 was due to a 22 basis point reduction in the net interest spread which resulted from a greater increase in the rate paid on average interest-bearing liabilities than the increase on the yield on average interest-earning assets when comparing the year ended December 31, 1995 to the prior year period.

     During 1996 and 1995, interest rate trends had a significant impact on the Corporation's yields and costs. In 1996, the average yield on interest-earning assets decreased 5 basis points, while the average cost of interest-bearing liabilities increased 1 basis point. This resulted in the net interest margin declining to 4.13% for 1996 from 4.20% for 1995. The average yield on interest-earning assets increased 60 basis points in 1995 and the average cost of interest-bearing liabilities increased 82 basis points when compared to the prior year. The overall effect dropped the net interest margin to 4.20% from 4.30%, while the net interest spread dropped 22 basis points. [See "Statistical Information, Consolidated Average Balance Sheets and Interest Rates."]

PROVISION FOR LOAN LOSSES
     The provision for loan losses, which is a current charge against income, represents an amount which management believes is sufficient to maintain an adequate allowance for future loan losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions and historical loan loss experience. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

     The provision for loan losses increased to $1,100,000 in 1996 from $395,000 in 1995 and $240,000 in 1994. Net charge-offs increased to $442,000 in 1996 from $157,000 in 1995 which had decreased from $210,000 in 1994. The increase in the provision for 1996 was primarily made in order to fund the reserve for the $87,728,000 increase in loans during the year. The increased provision in 1995 was also primarily due to overall growth of the loan portfolio.

OTHER INCOME
     Other income increased 2.5% in 1996 to $8,769,000 from $8,559,000 in 1995, which reflected a 6.9% increase from $8,006,000 in 1994. The increase in 1995 is due primarily to increases in service charges and trust income. As a percentage of total income, other income was 12.5%, 13.6.%, and 14.5% in 1996, 1995, and 1994, respectively. Gains on the sale of securities, as a component of other income, totaled $256,000 (2.9%) in 1996, $206,000 (2.4%) in 1995, and $302,000 (3.8%) in 1994.
Other income also includes gains on the sale of pooled loans, as a component of other income, of $268,000 (3.1%), $653,000 (7.6%), and
$865,000 (10.8%) in 1996, 1995, and 1994, respectively.

     Additional components of other income were fee income and trust revenues. Service charges and other fee income increased 18.2% to $4,698,000 in 1996 from $3,973,000 in 1995, which was a 6.7% increase from
$3,725,000 in 1994. The growth in fee income in 1996 and 1995 was due to increases in service charges on deposit accounts. Trust revenues increased 3.9% in 1996 and 9.4% in 1995; revenues were $2,651,000 in 1996,
$2,551,000 in 1995, and $2,332,000 in 1994. Increases in trust department revenues in each year were primarily due to increases in assets under care to $518,367,000 at December 31, 1996 from  $418,086,000 at  December
31, 1995.   Remaining other income decreased 13.4% to $996,000 in 1996 from $1,150,000 in 1995 which was an 18.6% increase from $970,000 in 1994.

OTHER EXPENSES
     Other expenses increased 7.1% in 1996 to $25,786,000 from $24,069,000 in 1995 which reflected a 4.2% increase from $23,100,000 in 1994. As a percentage of total income, other expenses were 36.9%, 38.2%, and 41.9% in 1996, 1995 and 1994, respectively. Employee related expenses, including salaries and wages and employee benefits, increased 10.5% in 1996 to $13,868,000 as compared to $12,546,000 in 1995, which was a 4.4% increase from $12,017,000 in 1994. As a percent of average assets, employee related expenses were 1.61%, 1.64%, and 1.67% in 1996, 1995, and 1994, respectively. The Corporation's full-time equivalent employees were 383, 375, and 366 at December 31, 1996, 1995, and 1994, respectively. Net occupancy expense of bank premises and furniture and equipment expenses increased 0.8% in 1996 to $3,587,000 as compared to $3,559,000 in 1995 and
$3,414,000 in 1994. The increases were primarily due to expenses associated with expanded facilities. As a percent of average assets, occupancy and equipment expenses were .42%, .46%, and .47% in 1996, 1995, and 1994, respectively.

     Foreclosed property write-down and expense decreased to $150,000 in 1996 from $226,000 in 1995 which had increased from $94,000 in 1994.
Other expenses were charged $350,000 in 1994 in order to write-down the carrying value of the Busey Plaza Building, a fully leased 90,000 square foot office building, to its net realizable value. Remaining other expenses increased 5.7% to $8,181,000 in 1996 from $7,738,000 in 1995 which was a 7.1% increase from $7,225,000 in 1994. The increase in 1996 was primarily due to increased amortization expenses related to acquisitions in December 1995. This increase was partially offset by reduced data processing expenses. The increase in 1995 was primarily due to increased data processing expense and uncategorized expenses, offset in part by reduced FDIC insurance assessment expense.

INCOME TAXES
     Income tax expense in 1996 was $3,741,000 as compared to $3,299,000 in 1995 and $3,342,000 in 1994. The provision for income taxes as a percent of income before income taxes was 28.7%, 27.3%, and 28.9% for 1996, 1995, and 1994, respectively. The slightly lower rate in 1995 was due to the reclassification of expenses of certain acquisition costs.

STATEMENTS OF CONDITION-DECEMBER 31, 1996 AND DECEMBER 31, 1995

     Total assets on December 31, 1996 were $864,918,000, an increase of 2.4% from $844,666,000 on December 31, 1995. Total loans, net of unearned interest, increased 18.2% to $569,500,000 on December 31, 1996 as compared to $481,772,000 on December 31, 1995. Deposits increased 3.0% to $766,927,000 on December 31, 1996 as compared to $744,897,000 on December 31, 1995. Interest bearing deposits increased $16,339,000 or 2.4% during 1996. Non-interest bearing deposits increased $5,691,000 or 7.9% during 1996. Total stockholders' equity increased 8.3% to $73,417,000 on December 31, 1996 as compared to $67,778,000 on December 31, 1995.


EARNING ASSETS
     The average interest-earning assets of the Corporation were 91.7%, 91.6%, and 90.9% of average total assets for the years ended December 31, 1996, 1995, and 1994, respectively.

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

     The Corporation has classified certain investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 1996, the fair value of these securities was $171,243,000 and the amortized cost was $166,189,000.
There were $5,682,000 of gross unrealized gains and $628,000 of gross unrealized losses for a net unrealized gain of $5,054,000. The after-tax effect ($3,285,000) of this unrealized gain has been included in stockholders' equity as called for in Statement No. 115. The decrease in market value for the debt securities in this classification was a result of rising interest rates. The fair value increase in the equity securities was primarily due to a 41.1% ($1,606,000) increase in the value of 59,200 shares of Student Loan Marketing Association (SLMA) common stock owned by the Corporation throughout the year.

The composition of securities available for sale is as follows:

                                                                Years ended December 31,
                                            -----------------------------------------------------------------
                                               1996         1995         1994          1993          1992
                                            -----------------------------------------------------------------
                                                                 (dollars in thousands)
U.S. Treasuries and Agencies                 $159,044     $213,862      $137,724         -             -
Equity securities                               9,065        7,589         5,156        1,037         1,037
States and political subdivisions               1,253          202          -            -             -
Other                                           1,881        1,363         1,138         -             -
                                            -----------------------------------------------------------------
Fair value of securities available for sale  $171,243     $223,016      $144,018       $1,037        $1,037
                                            =================================================================
Fair value of securities under LOCOM1            -            -             -          $3,052        $1,316
                                            =================================================================
Amortized cost                               $166,189     $218,257      $145,293       $1,037        $1,037
                                            =================================================================
Fair value as a percentage of amortized cost  103.04%      102.18%       99.12%       294.31%        126.90%
                                            =================================================================

(1)  Lower of cost or market

The maturities, fair values and weighted average yields of securities available for sale as of December 31, 1996 are:

                                  Due in 1 year or less        Due after 1 year        Due after 5 years        Due after 10 years
                                                               through 5 years         through 10 years
                                  -------------------------------------------------------------------------------------------------
                                  Fair         Weighted     Fair         Weighted      Fair       Weighted      Fair       Weighted
                                  Value        Average      Value        Average       Value      Average       Value      Average
Investment Securities(1)                        Yield                     Yield                    Yield                    Yield
                                  -------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
U.S. Treasuries and Agencies       $87,401      6.24%       $69,734       5.62%        $1,909      5.98%         -           -
States and political
     subdivisions(2)                   756      8.54%           497       8.65%          -          -            -           -
Other                                  978      5.33%           596       6.12%           307      7.19%         -           -
                                  -------------------------------------------------------------------------------------------------
Total                              $89,135      6.25%       $70,827       5.65%        $2,216      6.15%         -           -
                                 ==================================================================================================

(1)  Excludes equity securities
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 1996)

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

     On December 31, 1996, the fair value of securities held to maturity as a percentage of their book value was 101.3%, down slightly from 101.8% a year earlier. For securities held to maturity, the fair value of the portfolio may increase or decrease without a resulting gain or loss in the income statement. At December 31, 1996, the portfolio had gross unrealized gains of $967,000 and gross unrealized losses of $274,000 for a net unrealized gain of $693,000. The fair value decrease experienced in 1996 was primarily due to the effects of slightly higher interest rates on the bond portfolio.

The composition of securities held to maturity is as follows:

                                                                Years ended December 31,
                                            -----------------------------------------------------------------
                                               1996         1995         1994          1993          1992
                                            -----------------------------------------------------------------
                                                                 (dollars in thousands)
U.S. Treasuries and Agencies                $   8,635     $ 13,198      $ 17,031     $174,581        $176,557
States and political subdivisions              36,607       37,043        32,957       34,507          28,907
Student Loan Marketing Ass'n common stock        -            -             -            -                 68
Other                                           9,865       11,260        16,519       20,234          23,005
                                            -----------------------------------------------------------------
Amortized cost of securities held
     to maturity                             $ 55,107     $ 61,501      $ 66,507     $229,322        $228,537
                                            =================================================================
Fair value of securities held to maturity    $ 55,800     $ 62,625      $ 65,386     $236,264        $238,981
                                            =================================================================
Fair value as a percentage of book value      101.26%      101.83%        98.31%      103.03%         104.57%
                                            =================================================================

The maturities, book value and weighted average yields of securities held to maturity as of December 31, 1996 are:

                                  Due in 1 year or less        Due after 1 year        Due after 5 years        Due after 10 years
                                                               through 5 years         through 10 years
                                  -------------------------------------------------------------------------------------------------
                                  Fair         Weighted     Fair         Weighted      Fair       Weighted      Fair       Weighted
                                  Value        Average      Value        Average       Value      Average       Value      Average
Investment Securities(1)                        Yield                     Yield                    Yield                    Yield
                                  -------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
U.S. Treasuries and Agencies       $ 1,499      4.72%      $  6,500       4.50%          $ 636     6.06%          -          -
States and political
     subdivisions(2)                 6,757      8.46%        12,700       8.86%         13,306     8.31%         3,844      7.60%
Other                                  500      6.59%         5,105       6.63%          1,035     5.44%          -          -
                                  -------------------------------------------------------------------------------------------------
Total                              $ 8,756      7.71%       $24,305       7.23%        $14,977     8.02%        $3,844      7.60%
                                 ==================================================================================================

(1)  Excludes mortgage-backed securities
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 1996)

     The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities decreased to 74.1% at December 31, 1996 from 79.8% at December 31, 1995, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities increased to 16.7% at December 31, 1996 from 13.1% at December 31, 1995.

LOAN PORTFOLIO
     Loans, before allowance for loan losses, increased 18.2% to $569,500,000 in 1996 from $481,772,000 in 1995. Non-farm non-residential real estate mortgage loans increased $33,344,000, or 34.0%, to $131,350,000 in 1996 from $98,006,000 in 1995. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1 to 4 family residential real estate mortgage loans (not held for sale) increased $29,255,000, or 16.5%, to $206,499,000 in 1996 from $177,244,000 in 1995. It is intended that residential mortgage loan origination will generate income and develop retail and other banking relationships. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $125,768,000 as of December 31, 1996.

The composition of loans is as follows:

                                                        Years ended December 31,
                                     ----------------------------------------------------------------
                                        1996          1995          1994           1993         1992
                                     ----------------------------------------------------------------
                                                          (dollars in thousands)
Commercial and financial              $62,065       $55,687       $57,878       $44,419       $38,093
Agricultural                           16,537        12,594        12,750        11,735         6,366
Real estate-farmland                   11,468        11,162        11,769        10,777         5,871
Real estate-construction               26,184        25,566        21,759        16,228         8,004
Real estate-mortgage                  413,541       334,417       303,046       276,404       235,304
Installment loans to individuals       39,707        42,353        43,854        53,483        36,727
                                     ----------------------------------------------------------------
                                     $569,502      $481,779      $451,056      $413,046      $330,365
Unearned interest                          (2)           (7)           (5)         (141)         (228)
                                     ----------------------------------------------------------------
Loans                                $569,500      $481,772      $451,051      $412,905      $330,137
                                     ================================================================

     The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 1996.

                                                1 Year or Less           1 to 5 Years           Over 5 Years         Total
                                                ---------------------------------------------------------------------------
                                                                              (dollars in thousands)
Commercial, financial and agricultural              $56,421                $21,021                $1,160             $78,602
Real estate-construction                             20,798                  4,052                 1,334              26,184
                                                ---------------------------------------------------------------------------
Total                                               $77,219                $25,073                $2,494            $104,786
                                                ---------------------------------------------------------------------------
Interest rate sensitivity of selected loans
Fixed rate                                          $11,643               $  7,901                $2,494             $22,038
Adjustable rate                                      65,576                 17,172                  -                 82,748
                                                ---------------------------------------------------------------------------
Total                                               $77,219                $25,073                $2,494            $104,786
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

     Periodic provisions for loan losses are determined by management based upon the size and the quality of the loan portfolio measured against prevailing economic conditions and historical loan loss experience and also based on specific exposures in the portfolio. Management has instituted a formal loan review system supported by an effective credit analysis and control process. The Corporation will maintain the allowance for loan losses at a level sufficient to absorb estimated uncollectible loans and, therefore, expects to make periodic additions to the allowance for loan losses.

The following table shows activity affecting the allowance for loan losses:

                                                                   Years ended December 31,
                                                    ------------------------------------------------------
                                                      1996      1995      1994        1993       1992
                                                    ------------------------------------------------------
                                                                    (dollars in thousands)
Allowance for loan losses:
   Balance at beginning of period                     $5,235    $5,205      $4,456     $3,833       $3,566
                                                    ------------------------------------------------------

Average loans outstanding during period             $525,311   $453,915   $421,337   $366,859     $324,983
                                                    ======================================================
Allowance for loan losses:
     Balance at beginning of period                   $5,473     $5,235     $5,205     $4,456       $3,833
                                                    ------------------------------------------------------

Loans charged-off:
     Commercial, financial and agricultural             $227       $339        $99       $397         $137
     Real estate-construction                             19       -          -          -            -
     Real estate-mortgage                                 32         55        153        405          279
     Installment loans to individuals                    404        286        253        329          146
                                                    ------------------------------------------------------
Total charge-offs                                       $682       $680        $505    $1,131         $562
                                                    ------------------------------------------------------
Recoveries:
     Commercial, financial and agricultural              $43       $414         $62       $66          $74
     Real estate-construction                             50       -           -         -            -
     Real estate-mortgage                               -             3         128       156           39
     Installment loans to individuals                    147        106         105       111           72
                                                    ------------------------------------------------------
Total recoveries                                        $240       $523        $295      $333         $185
                                                    ------------------------------------------------------
Net loans charged-off                                   $442       $157        $210      $798         $377
                                                    ------------------------------------------------------
Provision for loan losses                             $1,100       $395        $240    $1,125       $1,000
                                                    ------------------------------------------------------
Net additions (due to acquisitions)                     -          -           -          422         -
                                                    ------------------------------------------------------
Balance at end of period                              $6,131     $5,473      $5,235    $5,205       $4,456
                                                    ======================================================
Ratios:
     Net charge-offs to average loans                  0.08%      0.03%       0.05%     0.22%        0.12%
                                                    ======================================================
     Allowance for loan losses to total loans
     at period end                                     1.08%      1.14%       1.16%     1.26%        1.35%
                                                    ======================================================


     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                                            1996               1995               1994                1993             1992
                                      ---------------------------------------------------------------------------------------------
                                                % of               % of                % of              % of               % of
                                                Total              Total               Total             Total              Total
                                      Amount    Loans     Amount   Loans      Amount   Loans   Amount    Loans    Amount    Loans
                                      ---------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Commercial, financial, agri-
cultural  and real estate-farmland      $766     15.8%      $785     16.5%    $1,122     18.3%  $3,513    16.2%   $3,099     15.2%
Real estate-construction                -         4.6%      -         5.3%      -         4.8%    -        3.9%     -         2.4%
Real estate-mortgage                   3,505     72.6%     3,476     69.4%     3,013     67.2%     779    67.0%      523     71.3%
Installment loans to individuals       1,189      7.0%     1,097      8.8%       943      9.7%     785    12.9%      186     11.1%
Unallocated                              671      N/A        115      N/A        157      N/A      128     N/A       648      N/A
                                      ---------------------------------------------------------------------------------------------
Total                                 $6,131      100%    $5,473      100%    $5,235      100%  $5,205     100%   $4,456      100%
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

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                                 Years ended December 31,
                                                     -----------------------------------------------
                                                       1996      1995      1994      1993      1992
                                                     -----------------------------------------------
                                                                    (dollars in thousands)
Non-accrual loans                                     $ -       $  532    $  636    $  247    $ -
Loans 90 days past due and still accruing              1,002       897     1,336     1,450       492
Restructured loans                                      -         -         -         -         -
                                                     -----------------------------------------------
Total non-performing loans                            $1,002    $1,429    $1,972    $1,697    $  492
                                                     -----------------------------------------------
Repossessed assets                                    $  805    $1,380    $1,645    $1,180    $1,803
Other assets acquired in satisfaction of debts
           previously contracted                           1         1         1         1         1
                                                     -----------------------------------------------
Total non-performing other assets                     $  806    $1,381    $1,646    $1,181    $1,804
                                                     -----------------------------------------------
Total non-performing loans and non-
      performing other assets                         $1,808    $2,810    $3,618    $2,878    $2,296
                                                     ===============================================
Non-performing loans to loans, before
      allowance for loan losses                        0.18%     0.30%     0.44%     0.41%     0.15%
                                                     ===============================================
Non-performing loans and non-performing
      other assets to loans, before allowance for
      loan losses, and repossessed assets              0.32%     0.58%     0.80%     0.70%     0.69%
                                                     ===============================================

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. For the year ended December 31, 1996, there was no interest recognized from impaired loans.

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

POTENTIAL PROBLEM LOANS
     Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $687,000 at December 31, 1996. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

DEPOSITS
     As indicated in the following table, average interest bearing deposits as a percentage of average total deposits have increased to 90.9% for the year ended December 31, 1996 from 90.5% for the year ended December 31, 1995.

                                                                  December 31,
                           -------------------------------------------------------------------------------------------
                                       1996                           1995                           1994
                           -------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
                           Average     % Total   Average  Average     % Total   Average  Average     % Total   Average
                           Balance                Rate    Balance                Rate    Balance                Rate
                           -------------------------------------------------------------------------------------------
Non-interest bearing
     demand deposits        $69,562      9.1%       -%     $63,165      9.5%       -%     $58,906      9.3%       -%
Interest bearing demand
     deposits               130,365     17.1%     1.62%    123,369     18.4%    1.79%     129,530     20.6%    1.82%
Savings/Money Market        216,498     28.4%     3.57%    193,658     29.0%    3.49%     186,308     29.6%    2.73%
Time deposits               345,726     45.4%     5.46%    288,125     43.1%    5.44%     255,154     40.5%    4.43%
                           -------------------------------------------------------------------------------------------
Total                      $762,151    100.0%     4.15%   $668,317    100.0%    4.07%    $629,898    100.0%    3.29%
                           ===========================================================================================

Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 1996 had the following maturities (dollars in thousands):

                       Under 3 months            $25,702
                       3 to 6 months               8,121
                       6 to 12 months             19,494
                       Over 12 months             12,145
                                                   -----
                       Total                     $65,462
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

                                                    Federal funds purchased
                                                   and securities sold under          Other short-term
                                                   agreements to repurchase              borrowings
                                                   ----------------------------------------------------
1996                                                              (dollars in thousands)
Balance, December 31, 1996                                 $ 6,405                       8,000
Weighted average interest rate at end of period              7.19%                       7.39%
Maximum outstanding at any month end                       $20,072                      $9,250
Average daily balance                                      $ 8,804                      $8,092
Weighted average interest rate during period(1)              5.34%                       7.10%

1995
Balance, December 31, 1995                                 $12,101                      $9,573
Weighted average interest rate at end of period              5.75%                       7.35%

Maximum outstanding at any month end                       $19,648                     $10,573
Average daily balance                                      $14,269                      $8,428
Weighted average interest rate during period(1)              6.23%                       8.50%

1994
Balance, December 31, 1994                                 $20,430                      $5,130
Weighted average interest rate at end of period              4.86%                       8.29%

Maximum outstanding at any month end                       $21,812                      $7,330
Average daily balance                                      $17,330                      $6,398
Weighted average interest rate during period(1)              4.06%                       7.25%

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

     The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly. Average liquid assets are shown in the table below:

LIQUID ASSETS

                                              Years Ended December 31,
                                           -----------------------------
       Average Balances                      1996      1995       1994
                                           -----------------------------
                                               (dollars in thousands)
       Federal funds sold                   $8,159   $15,000     $5,651
                                           =============================
       Percentage of average total assets    0.95%     1.96%      0.78%
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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 1996:

                                                                             Rate Sensitive Within
                                                  ---------------------------------------------------------------------------------
                                                     1-30 Days    31-90 Days   91-180 Days  181 Days-1 Yr  Over 1 Year      Total
                                                  ---------------------------------------------------------------------------------
                                                                                   (dollars in thousands)
                                                  ---------------------------------------------------------------------------------
Investment securities
     U.S. Treasuries and Agencies                     $19,184       $27,719      $20,945      $27,047       $72,784      $167,679
     States and political subdivisions                  1,105           200          557        5,652        30,346        37,860
     Other securities                                   2,214           108           87          671        17,731        20,811
Loans (net of unearned interest)                      166,899        22,817       47,268       57,996       274,520       569,500
                                                  ---------------------------------------------------------------------------------
     Total rate-sensitive assets                     $189,402       $50,844      $68,857      $91,366      $395,381      $795,850
                                                  ---------------------------------------------------------------------------------
Interest bearing transaction deposits                $129,992          -            -            -             -         $129,992
Savings deposits                                       84,063          -            -            -             -           84,063
Money market deposits                                 127,933          -            -            -             -          127,933
Time deposits                                          40,498        53,434       62,164       86,363       104,403       346,862
Short-term borrowings:
     Federal funds purchased &
          repurchase agreements                         6,400          -            -            -                5         6,405
     Other                                              8,000          -            -            -             -            8,000
Long-term debt                                           -             -            -            -            5,000         5,000
                                                  ---------------------------------------------------------------------------------
     Total rate-sensitive liabilities                $396,886       $53,434      $62,164      $86,363      $109,408      $708,255
                                                  ---------------------------------------------------------------------------------
Rate-sensitive assets less rate-
     sensitive liabilities                          $(207,484)      $(2,590)     $ 6,693       $5,003      $285,973      $ 87,595
                                                  ---------------------------------------------------------------------------------
Cumulative Gap                                      $(207,484)    $(210,074)   $(203,381)   $(198,378)     $ 87,595
                                                  ====================================================================
Cumulative amounts as a percentage of
     total rate-sensitive assets                      -26.07%       -26.40%      -25.56%      -24.93%        11.01%
                                                  ====================================================================
Cumulative Ratio                                        0.48X         0.53X        0.60X        0.67X         1.12X
                                                  ====================================================================

     The foregoing table shows a negative (liability sensitive) cumulative unadjusted gap of $207 million in the 1-30 day repricing category. The gap from 31 to 90 days is nearly matched, and beyond 90 days becomes less liability sensitive as rate-sensitive assets that reprice beyond 91 days gradually become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at December 31, 1996 will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on rate-sensitive assets.

CAPITAL RESOURCES
     Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 1996, the Corporation earned $9,306,000 and paid dividends of $4,378,000 to stockholders, resulting in a retention of current earnings of $4,928,000.

     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 3.00%. As of December 31, 1996, the Corporation had a total capital to total risk-weighted asset ratio of 12.48%, a Tier 1 capital to risk-weighted asset ratio of 11.35% and a Tier 1 leverage ratio of 7.14%; the Corporation's bank subsidiary, Busey Bank, had ratios of 12.28%, 11.12%, and 6.93%, respectively. As these ratios show, the Corporation and its bank subsidiary significantly exceed the regulatory capital guidelines.

REGULATORY CONSIDERATIONS
     It is management's belief that there are no current recommendations by the regulatory authorities which if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

NEW ACCOUNTING PRONOUNCEMENTS
     The Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishements of Liabilities," in June, 1996. This statement is effective for transactions after December 31, 1996, except for transactions related to secured borrowings and collateral for which the effective date is December 31, 1997. The effect on the Corporation's financial position and results of operations will not be material.

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

     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

Consolidated Average Balance Sheets and Interest Rates

                                                                    Years Ended December 31,
                                                 1996                          1995                          1994
                                      --------------------------------------------------------------------------------------
                                      Average   Income/   Yield/    Average   Income/   Yield/    Average   Income/   Yield/
                                      Balance   Expense   Rate      Balance   Expense   Rate      Balance   Expense   Rate
                                      --------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Total interest-earning assets(1)      $699,567  $55,864     7.99%  $655,328   $48,424     7.39%  $622,453   $47,295    7.60%
                                      ======================================================================================
ASSETS
Federal funds sold                    $  8,159   $  441     5.40%  $ 15,000   $   884     5.89%  $  5,651   $   222    3.93%
Investment securities:
     U.S. Treasuries and Agencies      193,295   11,427     5.91%   172,960    10,452     6.04%   171,204     9,945    5.81%
     States and political
        subdivisions1                   38,794    3,248     8.37%    36,668     3,126     8.52%    34,405     2,887    8.39%
     Other securities                   22,599    1,270     5.62%    21,024     1,361     6.47%    22,731     1,454    6.40%
Loans (net of unearned discount)(1,2)  525,311   46,221     8.80%   453,915    40,041     8.82%   421,337    33,916    8.05%
                                      --------------------------------------------------------------------------------------
Total interest-earning assets1        $788,158  $62,607     7.94%  $699,567   $55,864     7.99%  $655,328   $48,424    7.39%
                                      ======================================================================================
Cash and due from banks                 34,784                       30,694                        31,823
Premises and equipment                  21,555                       21,501                        22,173
Allowance for loan losses               (5,619)                      (5,421)                       (5,340)
Other assets                            20,392                       17,604                        17,065
                                      --------                     --------                      --------
Total assets                          $859,270                     $763,945                      $721,049
                                      ========                     ========                      ========

Liabilities and Stockholders' Equity
Interest bearing transaction deposits $130,365  $ 2,105     1.62%  $123,369    $2,209     1.79%  $129,530    $2,357    1.82%
Savings deposits                        80,516    2,554     3.17%    57,073     1,659     2.91%    48,814     1,068    2.19%
Money market deposits                  135,982    5,167     3.80%   136,585     5,095     3.73%   137,494     4,019    2.92%
Time deposits                          345,726   18,884     5.46%   288,125    15,670     5.44%   255,154    11,316    4.43%
Short-term borrowings:
     Federal funds purchased and
        repurchase agreements            8,804      470     5.34%    14,269       889     6.23%    17,330       703    4.06%
     Other                               8,092      575     7.10%     8,428       716     8.50%     6,398       463    7.25%
Long-term debt                           5,000      278     5.55%     5,000       277     5.54%     5,127       286    5.56%
                                      --------------------------------------------------------------------------------------
Total interest-bearing liabilities    $714,485  $30,033     4.20%  $632,849   $26,515     4.19%  $599,847   $20,212    3.37%
                                      ======================================================================================
Net interest spread                                         3.74%                         3.80%                        4.02%
                                                          ========                       =======                      ======
Demand deposits                         69,562                       63,165                        58,906
Other liabilities                        5,798                        4,630                         4,133
     Stockholders' equity               69,425                       63,301                        58,163
                                      --------                     --------                      --------
Total liabilities and
     stockholders' equity             $859,270                     $763,945                      $721,049
                                      ========                     ========                      ========
Interest income/earning assets(1)     $788,158  $62,607     7.94%  $699,567   $55,864     7.99%  $655,328   $48,424    7.39%
Interest expense/earning assets        788,158   30,033     3.81%   699,567    26,515     3.79%   655,328    20,212    3.09%
                                      --------------------------------------------------------------------------------------
Net interest margin(1)                          $32,574     4.13%             $29,349     4.20%             $28,212    4.30%
                                               ====================          ===================           =================


(1)  On a tax equivalent basis, assuming a federal income tax rate of 35%
(2) Non-accrual loans have been included in average loans, net of unearned discount

Changes In Net Interest Income

                                                                           Years Ended December 31, 1996, 1995 and 1994
                                                             ---------------------------------------------------------------------
                                                             Year 1996 vs 1995 Change due to(1)  Year 1995 vs 1994 Change due to(1)
                                                             ---------------------------------------------------------------------
                                                               Average    Average     Total      Average      Average      Total
                                                               Volume    Yield/Rate   Change     Volume      Yield/Rate    Change
                                                             ---------------------------------------------------------------------
                                                                                        (dollars in thousands)

Increase (decrease) in interest income:
     Federal funds sold                                       $ (375)     $  (68)    $ (443)     $  508       $  154      $  662
     Investment securities:
     U.S. Treasuries and Agencies                              1,196        (221)       975         103          404         507
     States and political subdivisions(2)                        177         (55)       122         192           47         239
     Other securities                                            119        (210)       (91)       (110)          17         (93)
     Loans(2)                                                  6,282        (102)     6,180       2,734        3,391       6,125
                                                              ---------------------------------------------------------------------
Change in interest income(2)                                  $7,399      $ (656)    $6,743      $3,427       $4,013      $7,440
                                                              =====================================================================

Increase (decrease) in interest expense:
     Interest bearing transaction deposits                    $  142      $ (246)    $ (104)     $ (111)      $  (37)     $ (148)
     Savings deposits                                            732         163        895         201          390         591
     Money market deposits                                       (22)         94         72         (26)       1,102       1,076
     Time deposits                                             3,146          68      3,214       1,582        2,772       4,354
     Federal funds purchased and repurchase
        agreements                                              (305)       (114)      (419)        (92)         278         186
     Other                                                       (28)       (113)      (141)        164           89         253
     Long-term debt                                             -              1          1          (7)          (2)         (9)
                                                              ---------------------------------------------------------------------
Change in interest expense                                    $3,665      $ (147)    $3,518      $1,711       $4,592      $6,303
                                                              ---------------------------------------------------------------------
Increase (decrease) in net interest income(2)                 $3,734      $ (509)    $3,225      $1,716       $ (579)     $1,137
                                                              =====================================================================

Percentage increase in net interest income over prior period                          11.0%                                 4.0%
                                                                                    =========                             =========

(1)  Changes due to both rate and volume have been allocated proportionally
(2)  On a tax equivalent basis, assuming a federal income tax rate of 35%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are presented beginning on page 32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 5, 6 and 7 of the 1997 Proxy Statement.

(b) Executive Officers of the Registrant. Incorporated by reference is the information set forth in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information set forth on pages 10 through 12 of the 1997 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation" and "Company Performance").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information set forth on pages 8 through 10 of the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information set forth on page 14 of the 1997 Proxy Statement.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit                                                                            Sequentially
Number                  Description of Exhibit                                     Numbered Page
------                  ----------------------                                     -------------
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

10.1   First Busey Corporation 1993 Restricted Stock Award
       Plan (filed as Appendix E to First Busey's definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2 First Busey Corporation 1986 Stock Option Plan (filed as Exhibit 10.2 to First Busey's Registration
       Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.3   First Busey Corporation Profit Sharing Plan and Trust
       (filed as Exhibit 10.3 to First Busey's Registration
       Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.4   Mortgage on County Plaza Building (filed as Exhibit
       10.4 to First Busey's Registration Statement on Form S-
       1 (Registration No. 33-13973), and incorporated herein by reference)

10.5   Affiliation Agreement dated October l3, 1988 between
       Community Bank of Mahomet and CBM Bank, Mahomet and joined in by First Busey Corporation (filed as Exhibit
       2.1 to First Busey's Registration Statement on Form S-
       4 (Registration No. 33-25159), and incorporated herein by reference)

10.6   Merger Agreement dated October 13, 1988 between
       Community Bank of Mahomet and CBM Bank, Mahomet and joined in by Busey Corporation (filed as Exhibit 2.2 to First Busey's Registration Statement on Form S-4
       (Registration No. 33-25159), and incorporated herein by reference)

10.7   First Busey Corporation Employee Stock Ownership Plan
       (filed as Exhibit 10.7 to First Busey's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.8 First Busey Corporation 1988 Stock Option Plan (filed as Exhibit 10.8 to First Busey's Annual Report on Form
       10-K for the fiscal year ended December 31, 1988
       (Registration No. 2-66201), and incorporated herein by reference)

10.9 Affiliation Agreement dated as of April 10, 1989 between First Busey Corporation and St. Joseph
       Bancorp, Inc. (filed as Exhibit 2.1 to First Busey's
       Corporation Statement on Form S-4 (Registration No. 33-
       28926), and incorporated herein by reference)

Exhibit                                                                            Sequentially
Number                  Description of Exhibit                                     Numbered Page
------                  ----------------------                                     -------------
10.10  Agreement and Plan of Merger dated April 10, 1989
       between First Busey Corporation and St. Joseph
       Bancorp, Inc. (filed as Exhibit 2.2 to First Busey's
       Registration Statement on Form S-4 (Registration No 33-
       28926), and incorporated herein by reference)

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

            FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                           Page
                                                         ---------
             Independent Auditor's Report                    34
             Consolidated Balance Sheets                     35
             Consolidated Statements of Income               36
             Consolidated Statements of                   37-40
             Stockholders' Equity
             Consolidated Statements of Cash Flows        41-43

             Notes to Consolidated Financial Statements   44-70

             Management Report                               71
             Independent Accountant's Report                 72

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of the expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 18, 1997.

                                        FIRST BUSEY CORPORATION
                                        BY //DOUGLAS C. MILLS//
                                          ----------------------
                                        Douglas C. Mills
                                        Chairman of the Board, President
                                        and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 1997.


           Signature                    Title
           //DOUGLAS C. MILLS//         Chairman of the Board,
           --------------------         President and Chief
           Douglas C. Mills             Executive Officer
                                        (Principal Executive
                                        Officer)

           //SCOTT L. HENDRIE//         Senior Vice President
           --------------------         and Chief
           Scott L. Hendrie             Financial Officer
                                        (Principal Financial
                                        Officer)

           //JOSEPH M. AMBROSE//        Director
           ---------------------
           Joseph M. Ambrose

           //SAMUEL P. BANKS//          Director
           ---------------------
           Samuel P. Banks

           //T. O. DAWSON//             Director
           ---------------------
           T. O. Dawson

           //VICTOR F. FELDMAN//        Director
           ---------------------
           Victor F. Feldman

           //KENNETH M. HENDREN//       Director
           ---------------------
           Kenneth M. Hendren

           //JUDITH L. IKENBERRY//      Director
           ---------------------
           Judith L. Ikenberry

           //E. PHILLIPS KNOX//         Director
           ---------------------
           E. Phillips Knox

           //P. DAVID KUHL//            Director
           ---------------------
           P. David Kuhl

           //V. B. LEISTER, JR.//       Director
           ---------------------
           V. B. Leister, Jr.

           //LINDA M. MILLS//           Director
           ---------------------
           Linda M. Mills

           //ROBERT C. PARKER//         Director
           ---------------------
           Robert C. Parker

           //JOHN W. POLLARD//          Director
           ---------------------
           John W. Pollard

           //EDWIN A. SCHARLAU II//     Director
           ---------------------
           Edwin A. Scharlau II

           //BEN SNYDER//               Director
           ---------------------
           Ben Snyder

           //DAVID C. THIES//           Director
           ---------------------
           David C. Thies

           //ARTHUR R. WYATT//          Director
           ---------------------
           Arthur R. Wyatt

                          FIRST BUSEY CORPORATION
                             AND SUBSIDIARIES


                     CONSOLIDATED FINANCIAL STATEMENTS


                             DECEMBER 31, 1996

                 FIRST BUSEY CORPORATION AND SUBSIDIARIES


                                 CONTENTS

----------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                 34
----------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                  35

Consolidated statements of income                            36

Consolidated statements of stockholders' equity           37-40

Consolidated statements of cash flows                     41-43

Notes to consolidated financial statements                44-70

----------------------------------------------------------------

INTERNAL CONTROL STRUCTURE REPORTS

Management Report - Effectiveness of the Internal            71
Control Structure

Independent Accountant's Report                              72

----------------------------------------------------------------

                  [McGladrey & Pullen, LLP Letterhead]

                       INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


//MCGLADREY & PULLEN, LLP//


Champaign, Illinois
January 31, 1997

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

                                                                                 1996               1995
-----------------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)

ASSETS
Cash and due from banks                                                     $     33,738      $     39,358
Federal funds sold                                                                -                    650
Securities held to maturity (fair value 1996 $55,800; 1995 $62,625)               55,107            61,501
Securities available for sale                                                    171,243           223,016
Loans held for sale (fair value 1996 $1,457; 1995 $1,840)                          1,447             1,803
Loans (net of allowance for loan losses 1996 $6,131; 1995 $5,473)                561,922           474,496
Premises and equipment                                                            21,588            21,857
Other assets                                                                      19,873            21,985
                                                                        -----------------------------------
          TOTAL ASSETS                                                     $     864,918      $    844,666
                                                                        ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Noninterest bearing                                                     $     78,077      $     72,386
    Interest bearing                                                             688,850           672,511
                                                                        -----------------------------------
          TOTAL DEPOSITS                                                         766,927           744,897
  Short-term borrowings                                                           14,405            21,674
  Long-term debt                                                                   5,000             5,000
  Other liabilities                                                                5,169             5,317
                                                                        -----------------------------------
          TOTAL LIABILITIES                                                      791,501           776,888
                                                                        -----------------------------------

Stockholders' Equity
  Preferred stock, no par value, 1,000,000 shares
    authorized, no shares issued                                                    -                 -
  Common stock:
    Class A common stock, no par value, authorized 40,000,000
      shares 1996 and 10,000,000 shares 1995; 5,952,353 shares
      issued 1996 and 1995                                                         5,291             5,291
    Class B common stock, no par value, authorized 10,000,000
      shares 1996 and 2,500,000 shares 1995; 1,125,000 shares
      issued 1996 and 1995                                                         1,000             1,000
  Surplus                                                                         20,594            20,380
  Retained earnings                                                               47,402            42,474
  Unrealized gain on securities available for sale, net                            3,285             3,093
                                                                        -----------------------------------

          TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK, UNEARNED
          ESOP SHARES AND DEFERRED COMPENSATION FOR
          STOCK GRANTS                                                            77,572           72,238
  Treasury stock, at cost, 230,641 shares 1996; 265,395 shares 1995               (3,489)          (3,659)
  Unearned ESOP shares and deferred compensation for stock grants                   (666)            (801)
                                                                        -----------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                              73,417           67,778
                                                                        -----------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    864,918      $   844,666
                                                                        -----------------------------------


See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        1996          1995          1994
---------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans                                        $   45,948      $    39,763      $    33,628
  Interest and dividends on securities
    Taxable interest income                                           12,579           11,681           11,276
    Nontaxable interest income                                         2,111            2,034            1,877
    Dividends                                                            118              132              123
  Interest on federal funds sold                                         441              884              222
                                                                -----------------------------------------------
          TOTAL INTEREST INCOME                                       61,197           54,494           47,126
                                                                -----------------------------------------------

Interest expense:
  Interest on deposits                                                28,710           24,632           18,760
  Interest on short-term borrowings                                    1,045            1,606            1,166
  Interest on long-term debt                                             278              277              286
                                                                -----------------------------------------------
     TOTAL INTEREST EXPENSE                                           30,033           26,515           20,212
                                                                -----------------------------------------------
     NET INTEREST INCOME                                              31,164           27,979           26,914
Provision for loan losses                                              1,100              395              240
                                                                -----------------------------------------------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              30,064           27,584           26,674
                                                                -----------------------------------------------

Other income:
  Service charges on deposit accounts                                  2,937            2,705            2,522
  Trust                                                                2,651            2,551            2,332
  Commissions and brokers fees, net                                      812              628              644
  Other service charges and fees                                         949              640              559
  Security gains, net                                                    256              206              302
  Trading security (losses) gains, net                                  (100)              26             (188)
  Gain on sales of pooled loans                                          268              653              865
  Other                                                                  996            1,150              970
                                                                -----------------------------------------------
          TOTAL OTHER INCOME                                           8,769            8,559            8,006
                                                                -----------------------------------------------

Other expenses:
  Salaries and wages                                                  11,662           10,462           10,121
  Employee benefits                                                    2,206            2,084            1,896
  Net occupancy expense of premises                                    1,936            1,977            1,826
  Furniture and equipment expenses                                     1,651            1,582            1,588
  Data processing                                                      1,476            1,745            1,179
  FDIC expense                                                           568              874            1,441
  Amortization of intangible assets                                    1,321              860              860
  Stationery, supplies and printing                                      715              690              632
  Foreclosed property write-down and expense                             150              226               94
  Other                                                                4,101            3,569            3,463
                                                                -----------------------------------------------
          TOTAL OTHER EXPENSES                                        25,786           24,069           23,100
                                                                -----------------------------------------------
          INCOME BEFORE INCOME TAXES                                  13,047           12,074           11,580
Income taxes                                                           3,741            3,299            3,342
                                                                -----------------------------------------------
          NET INCOME                                             $     9,306      $     8,775      $     8,238
                                                                -----------------------------------------------
Net income per share of common stock and common
  stock equivalents                                              $      1.34      $     1.27       $      1.19
                                                                -----------------------------------------------

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

----------------------------------------------------------------------------------------------------------------
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

                                    37&38

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


---------------------------------------------------------------------------------------------------------------
                                                            Unrealized                      Deferred
                                                              Gain                          Compen-
                                                            (Loss) on                       sation
                       Class A  Class B                     Securities           Unearned   for
                       Common   Common           Retained   Available  Treasury  ESOP       Stock
                       Stock    Stock   Surplus  Earnings   for Sale     Stock   Shares     Grants     Total
                      -------  -------  -------  --------  ----------  --------  --------   --------   -----
                                         (Dollars in thousands except per share amounts)
Balance, December 31,
 1995                  $5,291  $1,000  $20,380    $42,474    $3,093    $ (3,659)   $ (750)  $  (51)  $67,778
 Net income                 -       -        -      9,306         -           -         -        -     9,306
 Purchase of 28,096
  shares for the
  treasury                  -       -        -          -         -        (605)        -        -      (605)
 Issuance of 18,000
  shares of treasury
  stock                     -       -      214          -         -         775         -     (192)      797
 Cash dividends -
  Class A common
   stock $.88 per
   share                    -       -        -     (3,710)        -           -         -        -    (3,710)
  Class B common
   stock $.80 per
   share                    -       -        -       (668)        -           -         -        -      (668)
 Principal payments
  on employee stock
  ownership plan
  debt                      -       -        -          -         -           -       250        -       250
 Amortization of
  restricted stock
  issued under
  restricted stock
  award plan                -       -        -          -         -           -         -       77        77
 Change in unrealized
  gain on invest-
  ment securities
  available for sale,
  net                       -       -        -          -       192           -         -        -       192
                       ------  ------  -------    -------    ------    --------  --------   ------   -------
Balance, December 31,
 1995                  $5,291  $1,000  $20,594    $47,402    $3,285    $ (3,489)   $ (500)  $ (166)  $73,417
                       ======  ======  =======    =======    ======    ========  ========   ======   =======

See Accompanying Notes to Consolidated Financial Statements.

                                    39&40

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995 and 1994

                                                                        1996          1995          1994
---------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                                      $    9,306      $     8,775      $     8,238
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                      3,355            2,801            2,505
    Write-down on real property                                         -                -                 350
    Provision for loan losses                                          1,100              395              240
    Provision for deferred income taxes                                 (373)            (705)            (182)
    Amortization of security discounts                                (1,000)            (820)            (214)
    Gain on sales of securities, net                                    (256)            (206)            (302)
    Proceeds from sales of pooled loans                               34,742           34,223           43,333
    Loans originated for sale                                        (34,118)         (27,139)         (35,059)
    Gain on sales of pooled loans, net                                  (268)            (653)            (865)
    (Gain) loss on sales and dispositions of premises
      and equipment                                                       (6)               8              (40)
    Change in assets and liabilities:
      Decrease (increase) in other assets                              1,457           (4,682)            (595)
      (Decrease) increase in other liabilities                          (148)           2,128              237
                                                              -------------------------------------------------
          NET CASH PROVIDED BY
          OPERATING ACTIVITIES                                        13,791           14,125           17,646
                                                              -------------------------------------------------
Cash Flows from Investing Activities
  Securities held to maturity:
    Purchases                                                        (20,556)          (8,929)         (34,125)
    Proceeds from sales                                                 -                -                  60
    Proceeds from maturities                                          26,889           14,360           27,704
  Securities available for sale:
    Purchases                                                       (357,712)        (229,274)         (51,110)
    Proceeds from sales                                               15,948           55,189           48,824
    Proceeds from maturities                                         395,149          101,722           27,721
  Decrease (increase) in federal funds sold                              650             (650)           3,025
  Increase in loans                                                  (88,922)         (37,998)         (46,513)
  Purchases of premises and equipment                                 (1,713)          (1,788)          (2,765)
  Proceeds from sales of premises and equipment                           31             -                 184
                                                              -------------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                      (30,236)        (107,368)         (26,995)
                                                              -------------------------------------------------

                                                               (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 1996, 1995 and 1994

                                                                      1996           1995             1994
---------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Cash Flows from Financing Activities
  Net increase (decrease) in certificates of deposit              $    1,102      $    24,233      $   (19,686)
  Net increase in demand deposits, money market and
    savings accounts                                                  20,928            6,982           18,962
  Certificates of deposit assumed from First of America                 -              67,506             -
  Demand deposits, money market and savings accounts
    assumed from First of America                                       -              10,482             -
  Cash dividends paid                                                 (4,378)          (3,940)          (3,609)
  Purchase of treasury stock                                            (605)            (705)          (1,653)
  Proceeds from sales of treasury stock                                  797              353               85
  Proceeds from short-term notes payable                               1,000            5,750            3,300
  Principal payments on short-term notes payable                      (2,000)          (1,250)          (3,800)
  Principal payments on long-term debt                                  -                -              (1,645)
  Net (decrease) increase in federal funds purchased,
    repurchase agreements and federal reserve discount
    obligations                                                       (6,019)          (8,136)          19,550
                                                              -------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                   10,825          101,275           11,504
                                                              -------------------------------------------------

          NET (DECREASE) INCREASE IN CASH AND
            DUE FROM BANKS                                            (5,620)           8,032            2,155

Cash and due from banks, beginning                                    39,358           31,326           29,171
                                                              -------------------------------------------------

Cash and due from banks, ending                                   $   33,738      $    39,358     $     31,326
                                                              =================================================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                                      $   30,573      $    25,795     $     20,091
                                                              -------------------------------------------------

    Income taxes                                                  $    3,661      $    3,894      $      3,564
                                                              =================================================

                                                               (CONTINUED)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 1996, 1995 and 1994

                                                                      1996           1995             1994
---------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Supplemental Schedule of Noncash Investing and
  Financing Activities
  Other real estate acquired in settlement of loans               $      396      $       689      $       748
                                                              =================================================

  Reduction in ESOP debt                                          $      250      $       250      $       400
                                                              =================================================

  Change in unrealized gain (loss) on investment
    securities available for sale                                 $      295      $     6,034      $    (1,275)
                                                              =================================================

  (Decrease) increase in deferred income taxes
    attributable to the unrealized (gain) loss on
    investment securities available for sale                      $     (103)     $    (2,099)     $       433
                                                              =================================================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.        SIGNIFICANT ACCOUNTING POLICIES

Description of business:

First Busey Corporation (the Corporation) is a holding company whose bank subsidiary provides a full range of banking services to individual and corporate customers through its seventeen locations throughout central Illinois. The Bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. First Busey Securities, Inc. offers security broker/dealer services, and First Busey Trust & Investment Co. provides investment management and fiduciary services to institutional, corporate and personal trust clients. First Busey Corporation, the Bank, First Busey Securities, Inc. and First Busey Trust & Investment Co. are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for First Busey
Corporation and its subsidiaries follow:

Basis of consolidation

The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiaries: First Busey Securities, Inc. and Busey Commerce Technologies, Inc.; First Busey Trust & Investment Co.; and First Busey Resources, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with generally accepted accounting principles and conform to predominate practice within the banking industry.

Use of estimates

In preparing the consolidated financial statements, the Corporation's management is required to make estimates and assumptions which significantly affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual results could differ from those estimates.

Trust assets

Other than trust cash on deposit at the Corporation's bank subsidiary, trust assets are not included in the accompanying consolidated financial statements because they are not assets of the Corporation.

Cash flows

For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds purchased and sold are reported net, since their original maturities are less than three months.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Securities

Securities classified as held to maturity are those debt securities the Corporation has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount which are recognized in interest income using the interest method over the period to maturity.

Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between fair value and amortized cost results in an unrealized gain or loss. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Where applicable, amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Securities purchased with the intent to earn a profit by trading or reselling them in a short period of time are classified as trading securities and are carried at fair value. Realized and unrealized gains and losses are included in income. At December 31, 1996 and 1995, there were no securities classified in this category.

Loans

Loans are stated at the principal amount outstanding, net of unearned interest and the allowance for loan losses.

Unearned interest on discounted loans is credited to income over the duration of the loans using the interest method. For all other loans, interest is credited to income as earned using the simple interest method applied to the daily balances of principal outstanding.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

For collateralized impaired loans, loan balances in excess of net realizable value are deemed impaired. In the determination of the valuation, the major risk classifications such as historical charge-offs for each category of loans, local economic trends, the source of loans and concentrations of credit in specific industries, if any, are considered.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Allowance for loan losses

The allowance for loan losses is maintained at a level considered adequate by management to provide for known and inherent risks in the loan portfolio. The allowance is increased through a provision charged to operating expense and by recoveries applicable to loans previously charged to the allowance, and is reduced by loan balances which are considered uncollectible. The allowance is based upon continuous credit reviews of the loan portfolio and considers changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans, current and anticipated economic conditions that may affect the borrowers' ability to pay, historical loan loss experience and other factors, which, in management's opinion, deserve current recognition in estimating loan losses.

In addition, various regulatory agencies periodically review the allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment of collectibility based on information available to them at the time of their examination.

Loans held for sale

Loans held for sale consist of fixed rate mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair value.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other real estate owned

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

Amortization

The excess of the purchase price of subsidiaries over the fair value of identifiable assets acquired, which excess aggregated approximately $10,480,000, is amortized using the straight-line method over 15 years. Amortization of this excess is $691,000, $479,000 and $479,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Accumulated amortization at December 31, 1996, is $3,992,000.

Core deposit and other identifiable intangible assets which aggregated approximately $4,917,000 are amortized on an accelerated basis over the estimated periods benefited. Amortization of these intangibles is $630,000, $381,000 and $381,000 for the years ended December 31, 1996,
1995 and 1994 respectively. Accumulated amortization at December 31, 1996 is $2,463,000.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The Corporation reviews its intangible assets periodically to determine potential impairment by comparing the carrying value of the intangibles with the anticipated future cash flows of the related businesses.

Income taxes

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

Earnings per common share and common share equivalents

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

The weighted average number of shares used in computing earnings per share are:

     Year ended December 31, 1996         6,936,508
                                          =========
     Year ended December 31, 1995         6,911,246
                                          =========
     Year ended December 31, 1994         6,943,773
                                          =========

Stock split

In April 1996, the Board of Directors approved a three-for-two stock split for stockholders of record on April 26, 1996 and was effected on May 7, 1996. All share amounts in the consolidated financial statements have been restated to reflect the stock split.

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 1995 and 1994 to be consistent with the classifications adopted for 1996.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Recent accounting pronouncements

Accounting for mortgage servicing rights

On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights." SFAS 122 requires the Corporation to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. If the Bank acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained, the Corporation should allocate the total cost of the mortgage loans to mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The mortgage servicing rights should be amortized in proportion to and over the period of estimated net servicing income. Adoption of SFAS 122 did not have a material effect on the Corporation's consolidated financial statements.

Accounting for stock based compensation

On January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 defines a fair value-based method of accounting for an employee stock option or similar equity instruments and encourages all entities to adopt that method of accounting. SFAS 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Proforma disclosures are required for entities that elect to continue to measure compensation cost using APB 25, and must include the effect of all awards granted in fiscal years beginning after December 31, 1994. The Corporation plans to continue measuring compensation cost using APB 25.

Accounting for transfers and servicing of financial assets and extinguishments of liabilities

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. SFAS 125 also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

SFAS 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation in return in certain circumstances in which the secured party has taken control of those assets. In addition, SFAS 125 requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

SFAS 125 is effective for transactions occurring after December 31, 1996, except for transactions relating to secured borrowings and collateral for which the effective date is December 31, 1997. The Company believes the adoption of SFAS 125 will not have a material impact on its consolidated financial statements.


NOTE 2.       CASH AND DUE FROM BANKS

The Corporation's banking subsidiary is required to maintain certain average cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 1996 and 1995 were approximately $14,474,000 and $12,846,000, respectively.


NOTE 3.        SECURITIES

The amortized cost and fair values of securities held to maturity are summarized as follows:

                                                                    Gross                         Gross
                                                   Amortized     Unrealized     Unrealized        Fair
                                                     Cost           Gains         Losses          Value
                                             ----------------------------------------------------------------
HELD TO MATURITY SECURITIES:                                             (Dollars in thousands)

December 31, 1996:
U.S. Treasury securities and obligations
of U.S. government corporations and
agencies                                        $       8,635     $    -        $     119     $       8,516
Obligations of states and political
subdivisions                                           36,607           789           153            37,243
Corporate securities                                    6,640            80          -                6,720
Mortgage-backed securities                              3,225            98             2             3,321
                                             ----------------------------------------------------------------
                                                $      55,107     $     967     $     274     $      55,800
                                             ================================================================

December 31, 1995:
U.S. Treasury securities and obligations
of U.S. government corporations and
agencies                                        $      13,198     $       3     $     233     $      12,968
Obligations of states and political
subdivisions                                           37,043         1,079            59            38,063
Corporate securities                                    7,147           195          -                7,342
Mortgage-backed securities                              4,113           139          -                4,252
                                             ----------------------------------------------------------------
                                                $      61,501     $   1,416     $     292     $      62,625
                                             ================================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The amortized cost and fair values of securities available for sale are summarized as follows:

                                                                    Gross                         Gross
                                                   Amortized     Unrealized     Unrealized        Fair
                                                     Cost           Gains         Losses          Value
                                             ----------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES:                                             (Dollars in thousands)

December 31, 1996:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                      $     159,354     $     255     $     565     $     159,044
Obligations of states and political
  subdivisions                                          1,250             4             1             1,253
Corporate securities                                    1,025             6             3             1,028
Equity securities                                       3,707         5,417            59             9,065
Other debt securities                                     853          -             -                  853
                                             ----------------------------------------------------------------
                                                $     166,189     $   5,682     $     628     $     171,243
                                             ================================================================
December 31, 1995:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                      $     212,797     $   1,169     $     104     $     213,862
Obligations of states and political
subdivisions                                              200             2          -                  202
Corporate securities                                      721            13             4               730
Equity securities                                       3,906         3,726            43             7,589
Other debt securities                                     633          -             -                  633
                                             ----------------------------------------------------------------
                                                $     218,257     $   4,910     $     151     $     223,016
                                             ================================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The amortized cost and fair value of securities, other than equity securities, as of December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the mortgage-backed securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                             Held to Maturity            Available for Sale
                                        ---------------------------------------------------------
                                          Amortized        Fair         Amortized       Fair
                                            Cost          Value            Cost         Value
                                        ---------------------------------------------------------
                                           (Dollars in thousands)         (Dollars in thousands)
Due in one year or less                    $   8,756     $  8,812        $ 89,144      $ 89,135
Due after one year through five years         24,305       24,608          71,084        70,827
Due after five years through ten years        14,977       15,238           2,254         2,216
Due after ten years                            3,844        3,821            -             -
                                        ---------------------------------------------------------
                                              51,882       52,479         162,482       162,178
Mortgage-backed securities                     3,225        3,321            -             -
                                        ---------------------------------------------------------
                                           $  55,107     $ 55,800        $162,482      $162,178
                                        =========================================================

Gains and losses related to sales of securities for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (in thousands):

                                      1996          1995          1994
                                 -----------------------------------------
Gross security gains                $   258       $    351       $   374
Gross security losses                     2            145            72
                                 -----------------------------------------
     Net security gains             $   256       $   206        $   302
                                 =========================================

Investment securities with carrying values of $127,955,000 and $141,602,000 on December 31, 1996 and 1995, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4.        LOANS

The composition of net loans is as follows:

                                                            December 31,
                                                      -------------------------
                                                          1996          1995
                                                      -------------------------
                                                        (Dollars in thousands)
Commercial                                             $   62,065    $   55,687
Real estate construction                                   26,184        25,566
Real estate - farmland                                     11,468        11,162
Real estate - 1 to 4 family residential mortgage          206,499       177,244
Real estate - multifamily mortgage                         74,245        57,364
Real estate - non-farm nonresidential mortgage            131,350        98,006
Installment                                                39,707        42,353
Agricultural                                               16,537        12,594
                                                      -------------------------
                                                          568,055       479,976
                                                      -------------------------
Less:
Unearned interest                                               2             7
Allowance for loan losses                                   6,131         5,473
                                                      -------------------------
                                                            6,133         5,480
                                                      -------------------------

Net loans                                              $  561,922    $  474,496
                                                      =========================

The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $101,344,000 and $93,478,000 as of December 31, 1996 and 1995, respectively.

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $205,595,000 and $155,370,000 as of December 31, 1996 and 1995, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are reflected by changing economic conditions and the economic prospects of borrowers.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table presents data on impaired loans:

                                                                         1996           1995
                                                                   -----------------------------
                                                                      (Dollars in thousands)
Impaired loans for which an allowance has been provided               $      -       $      -

Impaired loans for which no allowance has been provided                      -            410
                                                                   -----------------------------

Total loans determined to be impaired                                 $      -       $    410
                                                                   =============================

Allowance for loan loss for impaired loans included in the
  allowance for loan losses                                           $      -       $      -
                                                                   =============================
Average recorded investment in impaired loans                         $    201       $    480
                                                                   =============================
Interest income recognized from impaired loans                        $      -       $      -
                                                                   =============================
Cash basis interest income recognized from impaired loans             $      -       $     37
                                                                   =============================

Nonaccruing loans were $636,000 on December 31, 1994. The gross interest income that would have been recorded in the year ended December 31, 1994, if the nonaccrual and restructured loans had been current in accordance with their original terms, was $47,000. The amount of interest collected on these loans that was included in interest income for the year ended December 31, 1994 was $38,000.


NOTE 5.        ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                    Years Ended December 31,
                                              ------------------------------------
                                                     1996     1995      1994
                                              ------------------------------------
                                                     (Dollars in thousands)
Balance, beginning of year                     $  5,473     $  5,235     $  5,205
  Provision charged to operating expense          1,100          395          240

  Recoveries applicable to loan
    balances previously charged off                 240          523          295
                                              ------------------------------------
                                                  6,813        6,153        5,740
  Loan balances charged off                         682          680          505
                                              ------------------------------------

Balance, ending of year                        $  6,131     $  5,473     $  5,235
                                              ====================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6.     PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                  December 31,
                                          --------------------------
                                                 1996      1995
                                          --------------------------
                                             (Dollars in thousands)
Land                                         $ 4,899     $  4,908
Buildings and improvements                    21,781       21,547
Furniture and equipment                        8,633        7,902
                                          --------------------------
                                              35,313       34,357
Less accumulated depreciation                 13,725       12,500
                                          --------------------------

                                             $21,588     $ 21,857
                                          ==========================

Depreciation expense was $1,957,000, $1,847,000 and $1,580,000 for the years ending December 31, 1996, 1995 and 1994, respectively.


NOTE 7.        DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $65,462,000 and $52,569,000 at December 31,
1996 and 1995, respectively.

As of December 31, 1996, the scheduled maturities of certificates of deposit are as follows:

1997                                                   $ 242,459
1998                                                      60,565
1999                                                      23,413
2000                                                      15,724
2001 and thereafter                                        4,701
                                                      -----------
                                                       $ 346,862
                                                      ===========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.       SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                                                 December 31,
                                                                          ---------------------------
                                                                                1996         1995
                                                                          ---------------------------
                                                                             (Dollars in thousands)
Notes payable, American National Bank of Chicago, due January 31,
1997, interest payable quarterly at LIBOR plus 1.50% (effective rate of 7.39% at December 31, 1996):

      $10,000,000 line of credit, collateralized by all of the capital
      stock of Busey Bank.                                                   $  7,500     $   8,500

      Collateralized by 36,905 shares of First Busey Corporation
      Class A common stock owned by employee stock ownership plan.                250          375


      Collateralized by 36,905 shares of First Busey Corporation
      Class A common stock owned by employee stock ownership plan.                250          375


Federal funds purchased                                                         6,400         -

Securities sold under agreements to repurchase                                      5       12,101
U.S. Treasury Note accounts                                                      -             323
                                                                          ---------------------------
                                                                             $ 14,405     $ 21,674
                                                                          ===========================

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                               Years Ended December 31,
                                              --------------------------
                                                   1996         1995
                                              --------------------------
                                                 (Dollars in thousands)
Maximum month-end balance during the year       $  12,029     $ 18,611
Average balance during the year                     5,243       13,462
Weighted average interest rate for the year         5.04%        6.22%

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

In accordance with the consensus reached on Issue Number 89-10 at the June 1989 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force, the Company has recorded the debt of the employee stock ownership plan (ESOP), which totaled $500,000 and $750,000 at December 31, 1996 and 1995, respectively as short-term borrowings and a reduction of stockholders' equity.

NOTE 9.        LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                                   December 31,
                                                                           --------------------------
                                                                                1996      1995
                                                                           --------------------------
                                                                              (Dollars in thousands)
Note payable, Federal Home Loan Bank of Chicago, 5.46%, monthly installments of interest through June 25, 1998, balance due June 25,
1998, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on residential real estate and Federal Home
Loan Bank stock                                                                $ 5,000     $  5,000
                                                                           ==========================



NOTE 10.     INCOME TAXES

The components of income tax expense consist of:

                                        Years Ended December 31,
                                  -------------------------------------
                                      1996          1995        1994
                                  -------------------------------------
                                          (Dollars in thousands)
Current                              $ 4,114     $  4,004     $ 3,524

Deferred                                (373)        (705)       (182)
                                  -------------------------------------

TOTAL INCOME TAX EXPENSE             $ 3,741     $  3,299     $ 3,342
                                  =====================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
A reconciliation of federal income taxes at statutory rates to the income taxes included in the statements of income is as follows:

                                          Years ended December 31,
                    ------------------------------------------------------------------------
                              1996                   1995                          1994
                    ------------------------------------------------------------------------
                                    % of                    % of                    % of
                                   Pretax                  Pretax                  Pretax
                        Amount     Income     Amount       Income       Amount     Income
                    ------------------------------------------------------------------------
                                            (Dollars in thousands)
Income tax at
  statutory rate      $  4,566     35.0%     $   4,226     35.0%     $   4,053     35.0%

Effect of:
  Benefit of
    income taxed
    at lower rates        (100)     (0.8)         (100)     (0.9)         (100)     (0.9)

  Tax-exempt
    interest, net         (805)     (6.2)         (788)     (6.5)         (744)     (6.3)

Amortization
  of intangibles           170       1.3           170       1.4           165       1.4

Other                      (90)     (0.6)         (209)     (1.7)          (32)     (0.3)
                    ------------------------------------------------------------------------

                      $  3,741     28.7%     $   3,299     27.3%     $   3,342     28.9%
                    ========================================================================

Income taxes related to realized gains on sales of securities were $90,000, $72,000 and $106,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The net deferred tax asset, included in other assets, in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                   1996          1995
                                              -----------------------------
                                                  (Dollars in thousands)
Deferred tax liability                           $ (2,446)     $ (2,325)
Deferred tax asset                                  3,686         3,269
Valuation allowance for deferred tax assets          (507)         (481)
                                              -----------------------------
Net deferred tax asset                           $    733      $    463
                                              =============================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The tax effects of principal temporary differences are shown in the following table:

                                                           1996         1995
                                                     -----------------------------
                                                         (Dollars in thousands)
Investment securities:
  Unrealized gain on securities available for sale     $  (1,769)     $ (1,666)
  Other                                                      219           219
Basis in premises and equipment                             (564)         (567)
Allowance for loan losses                                  2,432         2,156
Property acquired in settlement of loans                      41            79
Loans held for sale                                            4            15
Basis in deposit intangibles                                 419           298
Deferred compensation                                        388           275
Performance/restricted stock                                  10            29
State net operating loss carryforward                        173           198
Other                                                       (113)          (92)
                                                     -----------------------------
                                                           1,240           944
Valuation allowance                                         (507)         (481)
                                                     -----------------------------

                                                       $     733      $    463
                                                     =============================

State net operating loss carryforwards of approximately $3,714,000 are available to offset future taxable income. The carryforwards expire as follows: 2005 - $371,000; 2006 - $2,465,000; 2007 - $860,000 and 2008 -
$18,000.


NOTE 11.     EMPLOYEE BENEFIT PLANS

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

During the year ended December 31, 1996, $250,000 of compensation expense was recognized for the ESOP, releasing 36,905 common shares to participant accounts, and is reflected in the chart below under "Employee Benefits." As of December 31, 1996, the ESOP held 366,960 shares that were allocated to participant accounts and 73,810 suspense shares. The Corporation does not have any repurchase obligation.

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

Employer contributions to the employee benefit plans are included in the statements of income as follows:

                                          Years Ended December 31,
                                    ------------------------------------
                                       1996         1995        1994
                                    ------------------------------------
                                           (Dollars in Thousands)
[S]                                  [C]         [C]          [C]
Employee benefits                    $   703     $    623     $    617
Interest on employee stock
  ownership plan debt                     47           77           93
                                    ------------------------------------

     TOTAL EMPLOYER CONTRIBUTIONS    $   750     $    700     $    710
                                    ====================================


NOTE 12.      STOCK INCENTIVE PLANS

Stock Option Plan:

In March 1989, the Corporation adopted the 1988 Stock Option Plan pursuant to which incentive stock options and nonqualified stock options for up to 450,000 shares of Class A common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. In March 1996, the Board of Directors approved an increase in the number of shares reserved for issuance as stock options from 450,000 to 750,000.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

A summary of the status of the Corporation's stock option plan as of December 31, 1996, 1995 and 1994 and the changes during the years ending on those dates is as follows:

                                              1996                     1995                     1994
                                     -------------------------------------------------------------------------
                                                   Weighted-                Weighted-               Weighted-
                                                    Average                  Average                 Average
                                                   Exercise                  Exercise                Exercise
                                      Shares         Price      Shares        Price       Shares      Price
                                     -------------------------------------------------------------------------
Outstanding at beginning of year      393,917     $   13.62    264,957     $   10.73     233,682     $  9.79
Granted                                 6,000         18.50    163,500         17.50      36,900       16.50
Exercised                             (56,813)         9.33    (27,000)         9.31      (4,500)       9.00
Terminated and
reissuable                             (4,763)        16.37     (7,540)        11.67      (1,125)      10.11
                                     ----------                ---------                 ---------
Outstanding at of year                338,341         14.39    393,917         13.62     264,957       10.73
Exercisable at endof year               4,500                   60,750                   27,000
                                     =======================================================================
Weighted-average fair
  value per option of
  options granted during
  the year                             $ 5.37                  $  1.88                      N/A

The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                    Options
                           Options Outstanding                     Exercisable
                 --------------------------------------------------------------
     Exercise        Number            Weighted-Average              Number
      Prices      Outstanding     Remaining Contractual Life      Outstanding
    ---------------------------------------------------------------------------
     $   9.44        4,500                1 year                     4,500
        10.00       58,500                3 years                     -
        10.11       73,698                3 years                     -
        14.33        1,243                3 years                     -
        16.50       33,900                3 years                     -
        17.50      160,500                5 years                     -
        18.50        6,000                5 years                     -
                 --------------------------------------------------------------
                   338,341                4 years                    4,500
                 ==============================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Grants under the above plan are accounted for following APB No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for grants under this plan. Compensation expense of $689,000, $202,000 and $24,000 was recognized for income tax purposes for the years ended December 31, 1996, 1995 and 1994, respectively. Had compensation cost for stock-based compensation been determined based on the grant date fair values of awards (the method described in SFAS 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

                                                   1996       1995
                                               ----------------------
Net Income (in thousands):
  As reported                                    $ 9,306     $ 8,775
  Pro forma                                      $ 9,262     $ 8,735

Earnings per share:
  As reported                                    $  1.34     $  1.27
  Pro forma                                      $  1.34     $  1.26

Restricted Stock Award Plan:

In January 1993, the Corporation adopted the 1993 Restricted Stock Award Plan pursuant to which restricted stock awards for up to 225,000 shares of Class A common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. As of December 31, 1996, there were 9,000 shares under grant with performance restrictions allowed by the plan which expire as follows: 1997 - 2,250 shares, 1998 - 2,250 shares, 1999 - 2,250 shares and 2000 - 2,250 shares.

                                                Number of Shares
                                        ----------------------------------
                                          1996        1995         1994
                                        ----------------------------------
Under restriction, beginning of year       8,250      14,250       6,000
  Granted                                  9,000        -          8,250
  Restrictions released                    8,250       6,000       -
                                        ----------------------------------

Under restriction, end of year             9,000       8,250      14,250
                                        ==================================

Available to grant, end of year          201,750     210,750     210,750
                                        ==================================

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $77,000, $94,000, and $65,000 was recognized for financial statement purposes during the years ended December 31, 1996, 1995, and 1994, respectively. Compensation expense of $184,000 was recognized for income tax purposes for the year ended December 31, 1996.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 13.     TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

The Corporation and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

The following is an analysis of the changes in loans to related parties during the year ended December 31, 1996:

Balance at the beginning of year                         $   7,503
  New loans                                                  3,084
  Repayments                                                (2,100)
  Other                                                     (3,109)
                                                        ------------
Balance at end of year                                   $   5,378
                                                        ============

NOTE 14.     COMMON STOCK

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


NOTE 15.     CAPITAL RATIOS

The Corporation and its subsidiary Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Corporation and Bank meet all capital adequacy requirements to which they are subject.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

As of December 31, 1996, the most recent notification from the federal and state regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Corporation and Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Corporation's or Bank's categories.

                                                                                To Be Well
                                                                            Capitalized  Under
                                                 For Capital                 Prompt Corrective
                               Actual         Adequacy Purposes              Action Provisions
                             ------------------------------------------------------------------
                               Amount      Ratio       Amount     Ratio      Amount      Ratio
                             ------------------------------------------------------------------
                                                    (Dollars in Thousands)
As of December 31, 1996:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated              $ 67,321     12.48%     $ 43,142     8.0%        N/A        N/A
    Busey Bank                $ 65,077     12.28%     $ 42,399     8.0%     $ 52,998     10.0%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated              $ 61,190     11.35%     $ 21,571     4.0%        N/A        N/A
    Busey Bank                $ 58,946     11.12%     $ 21,199     4.0%     $ 31,799      6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated              $ 61,190      7.14%     $ 34,279     4.0%        N/A        N/A
    Busey Bank                $ 58,946      6.93%     $ 34,010     4.0%     $ 42,512      5.0%

NOTE 16.     COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

A summary of the contractual amount of the Bank's exposure to off-balance-sheet risk as of December 31, 1996 and 1995, is as follows:

                                                      1996         1995
                                                 -------------------------
                                                   (Dollars in thousands)
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit                       $ 120,525     $ 98,030
Standby letters of credit                              5,243        2,342

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

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

As of December 31, 1996, the Corporation has no significant futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 17.      Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets' fair values.

Securities

For securities held to maturity and available for sale, fair values are based on quoted market prices or dealer quotes, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying amount of accrued interest receivable approximates fair value.

Loans

For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates fair value.

Deposits

The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates fair value.

Short-term borrowings and long-term debt

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying amount of accrued interest payable approximates fair value.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 1996, these items are immaterial in nature.

The estimated fair values of the Corporation's financial instruments are as follows:

                                        1996                      1995
                              --------------------------------------------------
                                Carrying      Fair        Carrying       Fair
                                 Amount       Value        Amount       Value
                              --------------------------------------------------
                                             (Dollars in thousands)
Financial assets:
  Cash and cash equivalents     $ 33,738     $ 33,738     $ 40,008     $ 40,008
  Securities                     226,350      227,043      284,517      285,641
  Loans, net                     563,369      568,480      476,299      479,671
  Accrued interest receivable      7,412        7,412        7,146        7,146

Financial liabilities:
Deposits                       766,92727      768,090      744,897      750,293
Short-term borrowings             14,405       14,405       21,674       21,674
Long-term debt                     5,000        4,956        5,000        4,985
Accrued interest payable           3,448        3,448        3,988        3,988

In addition, other assets and liabilities of the Corporation that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of the trust operations, the trained work force, customer goodwill and similar items.


NOTE 18.     FINANCIAL INFORMATION OF HOLDING COMPANY

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Condensed financial data for First Busey Corporation (holding company only) is presented below.

                          BALANCE SHEETS

                                                      December 31,
                                              ----------------------------
                                                    1996        1995
                                              ----------------------------
ASSETS                                             (Dollars in thousands)
Cash and due from subsidiary bank               $   1,254     $     439
Securities available for sale                       1,258         1,034
Investments in subsidiaries:
  Bank                                             66,521        62,451
  Non-bank                                          2,295         2,053
Premises and equipment, net                         4,931         5,145
Other assets                                        6,177         6,648
                                              ----------------------------
          TOTAL ASSETS                          $  82,436     $  77,770
                                              ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term corporate borrowings               $   7,500     $   8,500
  Short-term ESOP borrowings                          500           750
  Other liabilities                                 1,019           742
                                              ----------------------------
          TOTAL LIABILITIES                         9,019         9,992
                                              ----------------------------

Stockholders' equity before unearned ESOP
  shares and deferred compensation for
  stock grants                                     74,083        68,579
Unearned ESOP shares and deferred                    (666)         (801)
                                              ----------------------------
  compensation for stock grants
STOCKHOLDERS' EQUITy                               73,417        67,778
                                              ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  82,436     $  77,770
                                              ============================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                       STATEMENTS OF INCOME

                                                         Years Ended December 31,
                                                  ----------------------------------------
                                                      1996          1995          1994
                                                  ----------------------------------------
                                                          (Dollars in thousands)
Operating income:
  Dividends from subsidiaries:
    Bank                                            $  6,000     $   5,400     $   4,640
    Non-bank                                             400           300           250
  Interest and dividend income                            12            27            25
  Other income                                           579           451           473
                                                  ----------------------------------------
          TOTAL OPERATING INCOME                       6,991         6,178         5,388
                                                  ----------------------------------------

Expenses:
  Salaries and employee benefits                       1,057         1,025           886
  Interest expense                                       527           740           719
  Write-down of real property                           -             -              350
  Operating expense                                    1,064         1,109           938
                                                  ----------------------------------------
          TOTAL EXPENSES                               2,648         2,874         2,893
                                                  ----------------------------------------

          INCOME BEFORE INCOME TAX BENEFIT AND
             EQUITY IN UNDISTRIBUTED INCOME OF
             SUBSIDIARIES                              4,343         3,304         2,495

Income tax benefit                                       730           980           737
                                                  ----------------------------------------

          INCOME BEFORE EQUITY IN UNDISTRIBUTED
             INCOME OF SUBSIDIARIES                    5,073         4,284         3,232

Equity in undistributed income of subsidiaries:
  Bank                                                 3,983         4,195         4,746
  Non-bank                                               250           296           260
                                                  ----------------------------------------

          NET INCOME                                $  9,306     $   8,775     $   8,238
                                                  ========================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31,
                                                         ------------------------------------
                                                             1996         1995         1994
                                                         ------------------------------------
                                                                 (Dollars in thousands)

Cash Flows from Operating Activities
  Net income                                               $  9,306     $  8,775     $  8,238
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             1,206        1,226        1,188
    Write-down of real property                                -            -             350
    Equity in undistributed net income of subsidiaries       (4,233)      (4,491)      (5,006)
    Gain on sales of securities                                -             (54)          (2)
    Loss on disposal of premises and equipment                    6         -               1
    Changes in assets and liabilities:
      Increase in other assets                                 (445)        (739)        (315)
      Increase in other liabilities                             277           27          120
                                                         ------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES           6,117        4,744        4,574
                                                         ------------------------------------

Cash Flows from Investing Activities
  Proceeds from sales of securities
    available for sale                                          136          259            5
  Purchases of securities available for sale                   (186)         (10)         (45)
  Purchases of premises and equipment                           (66)        (184)         (52)
  Proceeds from capital distribution of subsidiary             -              91        1,000
                                                         ------------------------------------
          NET CASH (USED IN) PROVIDED BY
             INVESTING ACTIVITIES                              (116)         156          908
                                                         ------------------------------------

Cash Flows from Financing Activities
  Purchases of treasury stock                                  (605)        (705)      (1,653)
  Proceeds from sales of treasury stock                         797          353           85
  Proceeds from short-term borrowings                         1,000        5,750        3,300
  Dividends paid                                             (4,378)      (3,940)      (3,609)
  Principal payments on short-term borrowings                (2,000)      (1,250)      (3,800)
  Principal payments on long-term debt                         -          (4,891)         (54)
                                                         ------------------------------------
          NET CASH USED IN FINANCING ACTIVITIES              (5,186)      (4,683)      (5,731)
                                                         ------------------------------------

          NET INCREASE (DECREASE) IN CASH AND
             DUE FROM BANKS                                     815          217         (249)

Cash and due from banks, beginning                              439          222          471
                                                         ------------------------------------

Cash and due from banks, ending                            $  1,254     $    439     $    222
                                                         ====================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                 STATEMENTS OF CASH FLOWS (Continued)

                                                           Years Ended December 31,
                                                       -----------------------------------
                                                          1996        1995       1994
                                                       -----------------------------------
                                                             (Dollars in thousands)
Supplemental Schedule of Noncash Investing and
  Financing Activities
    Reduction of ESOP debt                               $   250     $  250     $    400
                                                       ==================================

    Change in unrealized gain on securities
    available for sale - holding company                 $   174     $  259     $     17
                                                       ==================================

    Increase in deferred income taxes attributable
      to the unrealized gain on securities
      available for sale - holding company               $   (61)    $  (91)    $     (6)
                                                       ==================================

Change in unrealized gain (loss) on securities
available for sale - subsidiaries                        $    79     $ 3,767    $   (853)
                                                       ==================================

                             MANAGEMENT REPORT
                                BUSEY BANK
                          AS OF DECEMBER 31, 1996


FINANCIAL STATEMENTS
Management of Busey Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1996, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

INTERNAL CONTROLS
Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed its internal control structure over financial reporting as of December 31, 1996. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained an effective internal control structure over financial reporting as of December 31, 1996.

DESIGNATED LAWS
Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes Busey Bank complied, in all material respects, with those designated laws and regulations for the year ended December 31, 1996.




                                 //Douglas C. Mills//
                         -----------------------------------------
                         Douglas C. Mills, Chairman of the Board
                         First Busey Corporation (Holding Company)


                                    //David Kuhl//
                         -----------------------------------------
                         P. David Kuhl, President
                         Busey Bank

                     [McGladrey & Pullen, LLP Letterhead]

                      INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
Busey Bank
Urbana, Illinois

We have examined management's assertion that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1996, included in the accompanying management report.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

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

In our opinion, management's assertions that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1996, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



//MCGLADREY & PULLEN, LLP//


Champaign, Illinois
January 31, 1997

                                                              EXHIBIT 21.1





              LIST OF SUBSIDIARIES OF FIRST BUSEY CORPORATION

                             December 31, 1996



                                Busey Bank

                    First Busey Trust & Investment Co.

                        First Busey Resources, Inc.

                                                              EXHIBIT 23.1







                    CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-30095) of our report, dated January 31, 1997, with respect to the financial statements of First Busey Corporation and Subsidiaries, appearing in this Annual Report on Form 10-K for the year ended December 31, 1996.


MCGLADREY & PULLEN, LLP


Champaign, Illinois
March 18, 1997