Form 10-Q
period 1997-03-31
FIRST BUSEY CORP /NV/
filed 1997-05-15
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 1O-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/97             Commission File No. 0-15950



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

Yes  __X__    No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

                     Class                        Outstanding at May 12, 1997
   ---------------------------------------        -----------------------------
   Class A Common Stock, without par value                    5,788,578
   Class B Common Stock, without par value                    1,125,000

                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                   FIRST BUSEY CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                           March 31, 1997    December 31, 1996
                                                                                 (Dollars in thousands)
                                                                          ---------------    -----------------
ASSETS
Cash and due from banks                                                           $37,109         $33,738

Federal funds sold                                                                 10,800               0
Securities held to maturity (fair value 1997,  $51,680; 1996, $55,800)             51,347          55,107
Securities available for sale (amort. cost 1997, $168,407; 1996, $166,189)        172,300         171,243
Loans (net of unearned  interest)                                                 560,492         569,500
Allowance for loan losses                                                          (6,329)         (6,131)
                                                                             ------------    ------------
    Net loans                                                                    $554,163        $563,369

Premises and equipment                                                             22,280          21,588
Other assets                                                                       18,925          19,873
                                                                             ------------    ------------
        Total assets                                                             $866,924        $864,918
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                           76,364          78,077
    Interest bearing                                                              692,885         688,850
                                                                             ------------    ------------
    Total deposits                                                               $769,249        $766,927

Short-term borrowings                                                               6,500          14,405
Long-term debt                                                                     10,000           5,000
Other liabilities                                                                   6,616           5,169
                                                                             ------------    ------------
        Total liabilities                                                        $792,365        $791,501
                                                                             ------------    ------------
Stockholders' Equity

Preferred stock                                                                  $      -        $      -
Common stock                                                                        6,291           6,291
Surplus                                                                            20,367          20,594
Retained earnings                                                                  48,651          47,402
Unrealized gain (loss) on securities available for sale, net                        2,530           3,285
                                                                             ------------    ------------
        Total stockholders' equity before treasury stock, unearned ESOP           $77,839         $77,572
        shares and deferred compensation for stock grants
Treasury stock, at cost                                                            (2,635)         (3,489)
Unearned ESOP shares and deferred compensation for stock grant                       (645)           (666)
                                                                             ------------    ------------
        Total stockholders' equity                                                $74,559          73,417
                                                                             ------------    ------------
        Total liabilities and stockholders' equity                               $866,924         864,918
                                                                             ============    ============
Class A Common Shares outstanding at period end                                 5,792,933       5,721,712
                                                                             ============    ============
Class B Common Shares outstanding at period end                                 1,125,000       1,125,000
                                                                             ============    ============

                   FIRST BUSEY CORPORATION and Subsidiaries
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                             March 31, 1997   March 31, 1996
                                                                            ---------------   ---------------
                                                                               (Dollars in thousands)
ASSETS
Cash and due from banks                                                            $37,109       $41,548

Federal funds sold                                                                  10,800        13,000
Securities held to maturity (fair value 1997  $51,680;   1996  $66,594)             51,347        66,024
Securities available for sale (amort. cost 1997  $168,407;  1996 $211,830)         172,300       216,086
Trading securities at fair value                                                         0         1,898
Loans (net of unearned  interest)                                                  560,492       488,749
Allowance for loan losses                                                           (6,329)       (5,569)
                                                                              ------------    ------------
    Net loans                                                                     $554,163      $483,180

Premises and equipment                                                              22,280        21,413
Other assets                                                                        18,925        20,685
                                                                              ------------    ------------
        Total assets                                                              $866,924      $863,834
                                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                           $76,364       $70,965
    Interest bearing                                                               692,885       684,921
                                                                              ------------    ------------
    Total deposits                                                                $769,249      $755,886

Short-term borrowings                                                                6,500        28,823
Long-term debt                                                                      10,000         5,000
Other liabilities                                                                    6,616         5,938
                                                                              ------------    ------------
        Total liabilities                                                         $792,365      $795,647
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                   $      -      $      -
Common stock                                                                         6,291         6,291
Surplus                                                                             20,367        20,388
Retained earnings                                                                   48,651        43,546
Unrealized gain (loss) on securities available for sale, net                         2,530         2,701
                                                                              ------------    ------------
        Total stockholders' equity before treasury stock, unearned ESOP            $77,839      $ 72,926
        shares and deferred compensation for stock grants
Treasury stock, at cost                                                             (2,635)       (3,951)
Unearned ESOP shares and deferred compensation for stock grants                       (645)         (788)
                                                                              ------------    ------------
        Total stockholders' equity                                                 $74,559       $68,187
        Total liabilities and stockholders' equity                                $866,924      $863,834
                                                                              ============    ============
Class A Common Shares outstanding at period end                                  5,792,933     3,781,207
                                                                              ============    ============
Class B Common Shares outstanding at period end                                  1,125,000       750,000
                                                                              ============    ============

                  FIRST BUSEY CORPORATION and Subsidiaries
                      CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)

                                                                     1997          1996
                                                                  ----------    ----------
                                                                   (Dollars in thousands,
                                                                  except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                       $12,008      $ 10,603
    Interest and dividends on investment securities:
        Taxable interest income                                        2,641         3,531
        Non-taxable interest income                                      500           511
        Dividends                                                         28            33
    Interest on federal funds sold                                       100           322
                                                                  ----------    ----------
        Total interest income                                        $15,277      $ 15,000
                                                                  ----------    ----------
INTEREST EXPENSE:
    Deposits                                                          $7,150        $7,129
    Short-term borrowings                                                132           361
    Long-term debt                                                       101            69
                                                                  ----------    ----------
        Total interest expense                                        $7,383        $7,559
                                                                  ----------    ----------
        Net interest income                                           $7,894        $7,441
Provision for loan losses                                                200           150
                                                                  ----------    ----------
        Net interest income after provision for loan losses           $7,694        $7,291
                                                                  ----------    ----------

OTHER INCOME:
    Trust                                                               $775          $616
    Commissions and brokers fees, net                                    287           205
    Service charges on deposit accounts                                  720           699
    Other service charges and fees                                       270           201
    Security gains (losses), net                                          99             1
    Trading security gains (losses), net                                   1          (88)
    Gain on sales of pooled loans                                         35            48
    Other operating income                                               269           257
                                                                  ----------    ----------
        Total other income                                             2,456        $1,939
                                                                  ----------    ----------

OTHER EXPENSES:
    Salaries and wages                                                $3,005        $2,852
    Employee benefits                                                    673           568
    Net occupancy expense of bank premises                               565           468
    Furniture and equipment expenses                                     430           394
    Data processing                                                      359           336
    Stationery, supplies and printing                                    184           158
    Foreclosed property write-downs and expenses                           0             4
    Amortization expense                                                 330           330
    Other operating expenses                                           1,196         1,043
                                                                  ----------    ----------
        Total other expenses                                          $6,742        $6,153
                                                                  ----------    ----------
        Income before income taxes                                    $3,408        $3,077
Income taxes                                                           1,000           886
                                                                  ----------    ----------
        Net income                                                    $2,408        $2,191
                                                                  ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:            $0.34         $0.32
                                                                  ==========    ==========
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                               $0.17         $0.17
                                                                  ==========    ==========
    Class B Common Stock                                               $0.15         $0.15
                                                                  ==========    ==========

                  FIRST BUSEY CORPORATION and Subsidiaries
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                 1997          1996
                                                                             ----------    ----------
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                   $2,408       $2,191
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                               829          825
        Provision for loan losses                                                   200          150
        Increase in deferred income taxes                                            10           10
        Amortization of investment security discounts                              (131)        (606)
        (Gain) on sales of investment securities, net                               (99)          (1)
        Proceeds from sales of pooled loans                                       5,180        4,508
        Loans originated for sale                                                (4,973)      (3,597)
        Gain on sale of pooled loans                                                (35)         (48)
        Change in assets and liabilities:
            Decrease in other assets                                              1,015        1,204
            Increase in accrued expenses                                            564          (49)
            (Decrease) in interest payable                                          (90)        (126)
            Increase in income taxes payable                                        973          796
                                                                             ----------    ----------
                Net cash provided by operating activities                        $5,851       $5,257
                                                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale              $1,571       $4,954
    Proceeds from maturities of securities classified available for sale         37,325      215,624
    Proceeds from maturities of securities classified held to maturity            4,079       12,090
    Purchase of securities classified available for sale                        (40,903)    (215,634)
    Purchase of securities classified held to maturity                             (300)     (16,521)
    Increase in federal funds sold                                              (10,800)     (12,350)
    (Increase) decrease in loans                                                  8,834       (7,927)
    Purchases of premises and equipment                                          (1,171)         (38)
                                                                             ----------    ----------
                Net cash (used in) investing activities                         ($1,365)    ($19,802)
                                                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) in certificates of deposit                                     ($844)       ($108)
    Net increase  in demand, money market and saving deposits                     3,166       11,097
    Cash dividends paid                                                          (1,159)      (1,119)
    Purchase of treasury stock                                                     (177)        (318)
    Proceeds from sale of treasury stock                                            804           34
    Proceeds from long-term borrowings                                            5,000            0
    Principal payments on short-term borrowings                                  (1,500)        (500)
    Net increase (decrease) in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings             (6,405)       7,649
                                                                             ----------    ----------
                Net cash provided by (used in) financing activities             ($1,115)     $16,735
                                                                             ----------    ----------
                Net increase (decrease) in cash and cash equivalents             $3,371       $2,190
Cash and due from banks, beginning                                               33,738       39,358
                                                                             ----------    ----------
Cash and due from banks, ending                                                 $37,109      $41,548
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


NOTE 2:  LOANS

The major classifications of loans at March 31, 1997 and December 31, 1996 were as follows:

                                                          March 31, 1997      December 31, 1996
                                                     ------------------------------------------
                                                           (Dollars in thousands)
Commercial                                                       $59,621            $62,065
Real estate construction                                          25,970             26,184
Real estate - farmland                                            11,037             11,468
Real estate - 1-4 family residential mortgage                    214,307            207,946
Real estate - multifamily mortgage                                72,516             74,245
Real estate - non-farm nonresidential mortgage                   125,649            131,350
Installment                                                       39,096             39,707
Agricultural                                                      12,297             16,537
                                                     ------------------------------------------
                                                                $560,493            569,502
Less:
    Unearned interest                                                  1                  2
                                                     ------------------------------------------
                                                                $560,492           $569,500
                                                     ------------------------------------------
Less:
    Allowance for loan losses                                      6,329              6,131
                                                     ------------------------------------------
    Net loans                                                   $554,163           $563,369
                                                     ==========================================


The real estate-mortgage category includes loans held for sale with carrying values of $1,275,000 at March 31, 1997 and $1,447,000 at December 31, 1996;
these loans had fair market values of $1,276,000 and $1,457,000, respectively.

                 FIRST BUSEY CORPORATION and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:


                                                                         Three Months Ended
                                                                              March 31,
                                                                       1997               1996
                                                                  ------------        ------------
Net income                                                          $2,408,000          $2,191,000
Shares:
    Weighted average common shares outstanding                       6,911,371           6,805,560

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method                 99,847             107,660
                                                                  ------------        ------------
Weighted average common shares outstanding,
    as adjusted                                                      7,011,218           6,913,220
                                                                  ============        ============
Net income per share of common stock and stock equivalents:              $0.34               $0.32
                                                                  ============        ============



NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

                                                                                    1997              1996
                                                                                 ----------        ----------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        Cash payments for:
             Interest                                                                $7,473            $7,685
                                                                                 ==========        ==========
             Income taxes                                                               $12                $0
                                                                                 ==========        ==========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                                $0               $33
                                                                                 ==========        ==========

        Change in unrealized gain (loss) on securities available for sale           ($1,161)            ($603)
                                                                                 ==========        ==========

        (Decrease) increase in deferred income taxes attributable to the
        unrealized (gain) loss on investment securities available for sale             $406              $211
                                                                                 ==========        ==========

              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 1997 (unaudited) when compared with December 31, 1996 and the results of operations for the three months ended March 31, 1997 and 1996 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT MARCH 31, 1997 AS COMPARED TO DECEMBER 31, 1996

Total assets increased $2,006,000, or 0.2%, to $866,924,000 at March 31, 1997
from $864,918,000 at December 31, 1996.

Securities held to maturity decreased $3,760,000, or 6.8%, to $51,347,000 at March 31, 1997 from $55,107,000 at December 31, 1996. Securities available for sale increased $1,057,000, or 0.6%, to $172,300,000 at March 31, 1997 from
$171,243,000 at December 31, 1996.

Loans decreased $9,008,000 or 1.6%, to $560,492,000 at March 31, 1997 from
$569,500,000 at December 31, 1996, primarily due to decreases in multifamily and non-farm nonresidential mortgage loans that exceeded the increases in other loan categories.

Total deposits increased $2,322,000, or 0.3%, to $769,249,000 at March 31, 1997
from $766,927,000 at December 31, 1996. Non-interest bearing deposits decreased 2.2% to $76,364,000 at March 31, 1997 from $78,077,000 at December 31, 1996.
Interest bearing deposits increased 0.6% to $692,885,000 at March 31, 1997 from $688,850,000 at December 31, 1996. Short-term borrowings decreased $7,905,000, or 54.9%, to $6,500,000 at March 31, 1997, as compared to $14,405,000 at
December 31, 1996. This was due primarily to a decrease in federal funds purchased.

In the first three months of 1997, the Corporation repurchased 7,879 shares of its Class A stock at an aggregate cost of $177,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of March 31, 1997, 4,500 of the 58,500 options which became exercisable on January 1, 1995 (and expire December 31, 1997) have not yet been exercised and 54,341 of the 133,441 options which became exercisable on January 1, 1997 (and expire December 31, 1999) have not yet been exercised.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                  March 31, 1997        December 31,1996
                                                                                -----------------      ------------------
                                                                                         (Dollars in thousands)
Non-accrual loans                                                                        $ --                   $--
Loans 90 days past due, still accruing                                                  1,291                 1,002
Restructured loans                                                                         --                    --
Other real estate owned                                                                   760                   805
Non-performing other assets                                                                 5                     1
                                                                                -----------------      ------------------
    Total non-performing assets                                                        $2,056                $1,808
                                                                                =================      ==================
Total non-performing assets as a percentage of total assets                             0.24%                 0.21%
                                                                                =================      ==================
Total non-performing assets as a percentage of loans plus non-performing assets         0.37%                 0.32%
                                                                                =================      ==================

The ratio of non-performing assets to loans plus non-performing assets increased to 0.37% at March 31, 1997 from 0.32 % at December 31, 1996. This was due to increases in the balance of loans 90 days past due and still accruing, offset partly by a decrease in other real estate owned. The balance of loans outstanding decreased during the period, while the balance of non-performing assets increased, thereby causing a further increase in the percentage of non-performing assets.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AS COMPARED TO MARCH 31, 1996

SUMMARY

Net income for the three months ended March 31, 1997 increased 9.9% to $2,408,000 as compared to $2,191,000 for the comparable period in 1996. Earnings per share increased 6.3% to $.34 at March 31, 1997 as compared to $.32 for the same period in 1996.

Operating earnings, which exclude security gains (losses) and the related tax expense (benefit), were $2,343,000, or $.33 per share for the three months ended March 31, 1997, as compared to $2,190,000, or $.32 per share for the same period in 1996.

The Corporation's return on average assets was 1.13% for the three months ended March 31, 1997, as compared to 1.03% achieved for the comparable period in 1996. The return on average assets from operations of 1.10% for the three months ended March 31, 1997 was an improvement over the 1.03% achieved in the comparable period of 1996.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.22% for the three months ended March 31, 1997, as compared to 3.96% for the same period in 1996. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.85% for the three months ended March 31, 1997, compared to 3.65% for the same period in 1996. The increase in the net interest margin reflects the increase in interest income the Corporation experienced due to increasing the average balance of loans by $79.6 million in the current period over the same period last year.

During the three months ended March 31, 1997, the Corporation recognized security gains of approximately $65,000, after income taxes, representing 2.7% of net income. During the same period in 1996, security gains of approximately $1,000 after income taxes, were recognized, representing an insignificant portion of net income.

INTEREST INCOME

Interest income, on a tax equivalent basis, for the three months ended March 31, 1997 increased 1.8% to $15,625,000 from $15,344,000 for the comparable period in 1996. The increase in interest income resulted from an increase in average earning assets of $4,706,000 for the period ended March 31, 1997, an increase of
0.6% from the 1996 level of average earning assets.   The average yield on
interest earning assets increased 18 basis points for the three months ended March 31, 1997 as compared to the same period in 1996, as investment security proceeds were reinvested in loans.

INTEREST EXPENSE

Total interest expense decreased 2.3% for the three months ended March 31, 1997 as compared to the prior year period. This decrease resulted in large part from a $10,036,000 decrease in the average balance of money market deposits and a $17,211,000 decrease in the average balance of short-term borrowings, for the three months ended March 31, 1997, as compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $200,000 for the three months ended March 31, 1997 is $50,000 more than the provision for the comparable period in 1996. The provision and the low level of net charge-offs for the period resulted in the reserve representing 1.13% of total loans on March 31, 1997, a slight increase from the 1.08% at December 31, 1996. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

Within the last three years, the Corporation has rapidly grown its installment loan portfolio through dealer paper, installment car loans originated by dealers at the time of sale. It is possible that a future weakening in the economic cycle could adversely affect the quality of these loans and resultant charge-offs may necessitate larger loan loss provisions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, increased 26.7% for the three months ended March 31, 1997 as compared to the same period in 1996. This was a combination of increased trust revenue, commissions and brokers fees, other service charges and fees, securities gains and trading security gains. Gains of $35,000 were recognized on the sale of $5,145,000 of pooled loans for the three months ended March 31, 1997 as compared to gains of $48,000 on the sale of $4,460,000 of pooled loans in the prior year period.

Management anticipates continued sales from the current mortgage loan production of the Corporation if mortgage loan originations allow and the sales of the loans are necessary to maintain the asset/liability structure that the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.

Total other expense increased 9.6% or $589,000 for the three months ended March 31, 1997 as compared to the same period in 1996.

Salaries and wages expense increased $153,000 or 5.4% and employee benefits expense increased $105,000 or 18.5% for the three months ended March 31, 1997, as compared to the same period last year. The Corporation had 390 and 375 full-time-equivalent employees as of March 31,1997 and 1996, respectively.
Occupancy and furniture and equipment expenses increased 15.4% to $995,000 for the three months ended March 31, 1997 from $862,000 in the prior year period. Data processing expense increased $23,000 or 6.8% to $359,000 for the three
months ended March 31, 1997 from the prior year period.   Foreclosed property
write-downs and expenses were $4,000 for the three months ended March 31, 1996; there were no foreclosed property write-downs and expenses in 1997.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, increased to 2.05% for the three months ended March 31, 1997 from 1.93% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the three months ended March 31, 1997 was 63.6% as compared to 63.4% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 63.8% and 63.6%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended March 31, 1997 increased to $1,000,000 as compared to $886,000 for the comparable period in 1996 due to the higher level of pre-tax income. As a percent of income before taxes, the provision for income taxes increased to 29.3% for the three months ended March 31, 1997 from 28.8% for the same period in 1996.

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation purchases federal funds as a service to its respondent banks, but does not rely upon these purchases for liquidity needs. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $3,500,000 available as of March 31, 1997. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 9.1% at March 31, 1997 from 10.1% at December 31, 1996. This is the ratio of total large liabilities to total liabilities. This change was due to a $7,905,000 decrease in short-term borrowings which resulted in a lower ratio of large liabilities to total liabilities.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 1997, the Corporation earned $2,408,000 and paid dividends of $1,159,000 to stockholders, resulting in a retention of current earnings of $1,249,000. The Corporation's dividend payout for the three months ended March 31, 1997 was 48.1%. The Corporation's risk-based capital ratio was 13.20% and the leverage ratio was 7.43% as of March 31 1997, as compared to 12.48% and 7.14% respectively as of December 31, 1996. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of March 31, 1997.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 1997.

                                                                        Rate Sensitive Within
                                         ---------------------------------------------------------------------------------
                                             1-30        31-90          91-180        181 Days-       Over
                                             Days         Days           Days          1 Year        1 Year        Total
                                         ---------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

Federal funds sold                         $10,800             $0             $0             $0            $0      $10,800
Investment securities
    U.S. Governments                        15,207         22,820         16,024         47,748        65,097      166,896
    Obligations of states and
        political subdivisions                 250            857            104          6,433        29,350       36,994
    Other securities                         2,230             58             87            768        16,614       19,757
Loans (net of unearned int.)               150,568         28,065         44,757         64,556       272,546      560,492
                                         ---------------------------------------------------------------------------------
    Total rate-sensitive assets           $179,055        $51,800        $60,972       $119,505      $383,607     $794,939
                                         ---------------------------------------------------------------------------------
Interest bearing transaction
    deposits                              $145,361             $0             $0             $0            $0     $145,361
Savings deposits                            85,241              0              0              0             0       85,241
Money market deposits                      116,265              0              0              0             0      116,265
Time deposits                               33,092         49,759         69,137         78,943       115,087      346,018
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                    0              0              0              0             0            0
    Other                                        0              0          6,500              0             0        6,500
Long-term debt                                   0              0              0              0        10,000       10,000
                                         ---------------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                       $379,959        $49,759        $75,637        $78,943      $125,087     $709,385
                                         ---------------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities       ($200,904)        $2,041       ($14,665)       $40,562      $258,520      $85,554
                                         ---------------------------------------------------------------------------------

                                         ---------------------------------------------------------------------------------
    Cumulative Gap                       ($200,904)     ($198,863)     ($213,528)     ($172,966)      $85,554          ---
                                         =================================================================================
    Cumulative amounts as a
       percentage of total
       rate-sensitive assets               -25.27%        -25.02%        -26.86%        -21.76%        10.76%          ---
                                         =================================================================================
    Cumulative ratio                         0.47X          0.54X          0.58X          0.70X         1.12X        1.12X
                                         =================================================================================


The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $200.9 million in the 1-30 day repricing category. The gap beyond 30 days, through 180 days, becomes slightly more liability sensitive as rate-sensitive assets that reprice in those time periods are slightly less in volume than rate-sensitive liabilities that are subject to repricing in the same respective time
periods.   The gap beyond 180 days become less liability sensitive as rate-
sensitive assets that reprice after 180 days become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at March 31, 1997 will benefit the Corporation more if interest rates fall during the next 180 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 180 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.

                    FIRST BUSEY CORPORATION and Subsidiaries
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                                       1997                               1996
                                                     -----------------------------------------------------------------------
                                                        Average      Income/    Yield      Average      Income/     Yield/
                                                        Balance      Expense     Rate      Balance      Expense      Rate
                                                     -----------------------------------------------------------------------
                                                                              (Dollars in thousands)
ASSETS
    Federal funds sold                                    $7,680        $100     5.30%      $23,675        $321     5.45%
    Investment securities
        U.S. Government obligations                      167,324       2,416     5.86%      222,235       3,227     5.82%
        Obligations of states and political
            subdivisions (1)                              36,896         769     8.46%       37,165         786     8.48%
        Other securities                                  20,427         253     5.01%       24,120         337     5.60%
    Loans (net of unearned interest) (1) (2)             560,759      12,087     8.74%      481,131      10,673     8.90%
                                                       ---------------------              ---------------------
    Total interest earning assets                       $793,086     $15,625     7.99%     $788,326     $15,344     7.81%
                                                                     =======                            =======

    Cash and due from banks                               38,497                             34,654
    Premises and equipment                                21,939                             21,619
    Reserve for possible loan losses                      -6,248                             -5,506
    Other assets                                          17,661                             19,807
                                                        --------                           --------

Total Assets                                            $864,935                           $858,900
                                                        ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits                142,848         616     1.75%     $131,895        $520     1.58%
    Savings deposits                                      84,303         677     3.26%       76,919         601     3.13%
    Money market deposits                                121,455       1,115     3.72%      131,491       1,238     3.78%
    Time deposits                                        348,931       4,741     5.51%      347,754       4,770     5.50%
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                       310           6     7.90%       15,771         201     5.11%
        Other                                              7,250         127     7.08%        9,000         160     7.14%
    Long-term debt                                         7,167         101     5.73%        5,000          69     5.54%
                                                       ---------------------              ---------------------
    Total interest bearing liabilities                  $712,264      $7,383     4.20%     $717,830      $7,559     4.23%
                                                                     =======                            =======

    Net interest spread                                                          3.79%                              3.58%
                                                                               =======                            =======

    Demand deposits                                       72,657                             67,328
    Other liabilities                                      5,734                              5,514
    Stockholders' equity                                  74,280                             68,228
                                                        --------                           --------

Total Liabilities and Stockholders' Equity              $864,935                           $858,900
                                                        ========                           ========

Interest income / earning assets (1)                    $793,086      15,625     7.99%     $788,326     $15,344     7.81%
Interest expense / earning assets                        793,086       7,383     3.77%      788,326       7,559     3.85%
                                                                  ---------------------              ---------------------

Net interest margin (1)                                               $8,242     4.22%                   $7,785     3.96%
                                                                  =====================              =====================

    (1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.
    (2) Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION and Subsidiaries
                         CHANGES IN NET INTEREST INCOME
                     QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                          Change due to (1)

                                                   Average      Average       Total
                                                   Volume      Yield/Rate     Change
                                                  -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                             ($209)        ($12)        ($221)
    Investment securities:
        U.S. Government obligations                 (793)         (18)         (811)
        Obligations of states and political
            subdivisions (2)                          (6)         (11)          (17)
        Other securities                             (48)         (36)          (84)
    Loans (2)                                      1,706         (292)        1,414
                                                  -----------------------------------

Change in interest income (2)                       $650        ($369)         $281
                                                  -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits            $45          $51           $96
    Savings deposits                                  59           17            76
    Money market deposits                            (93)         (30)         (123)
    Time deposits                                     16          (45)          (29)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                              (424)         229          (195)
        Other                                        (31)          (2)          (33)
    Long-term debt                                    31            1            32
                                                  -----------------------------------

Change in interest expense                         ($397)        $221         ($176)
                                                  -----------------------------------

Increase in net interest income (2)               $1,047        ($590)         $457
                                                  ===================================



 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.

                           PART II - OTHER INFORMATION


ITEM 4:

     The annual meeting of Stockholders of First Busey Corporation was held on April 16, 1997. At that meeting, the following matters were approved by the Stockholders:

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
          Edwin A. Scharlau II          Ben Snyder
          Arthur R. Wyatt

     2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 1997.

          For:     14,542,596   (99.87%)
          Against:      1,682    (0.01%)
          Abstain:     17,029    (0.12%)

ITEM 6:   Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed during the three months ending March 31, 1997.

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


                             FIRST BUSEY CORPORATION
                                  (Registrant)



                                  By:    //Scott L. Hendrie//
                                      ---------------------------

                                     Scott L. Hendrie
                                     Senior Vice President and
                                     Chief Financial Officer
                                     Principal financial and
                                       accounting officer)



Date: May 13, 1997