Form 10-K/A
period 1996-12-31
FIRST BUSEY CORP /NV/
filed 1997-06-27
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-K/A

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

                             Part IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit   Description of Exhibit                                   Sequentially
Number                                                             Numbered
                                                                   Page
-------------------------------------------------------------------------------
3.1       Certificate of Incorporation of First Busey
          Corporation (filed as Appendix B to First Busey's
          definitive proxy statement filed with the Commission
          on April 5, 1993 (Commission File No. 0-15950), and
          incorporated herein by reference)

3.2       By-Laws of First Busey Corporation (filed as Appendix
          C to First Busey's definitive proxy statement filed with the Commission on April 5, 1993 (Commission File
          No. 0-15950), and incorporated herein by reference)

10.1      First Busey Corporation 1993 Restricted Stock Award
          Plan (filed as Appendix E to First Busey_s definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2 First Busey Corporation 1986 Stock Option Plan (filed as Exhibit 10.2 to First Busey's Registration
          Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

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

Exhibit   Description of Exhibit                                   Sequentially
Number                                                             Numbered
                                                                   Page
-------------------------------------------------------------------------------

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

21.1      List of Subsidiaries of First Busey Corporation*

23.1      Consent of Independent Public Accountants*

27        Financial Data Schedule

99.1      Form 11-K Annual Report for First Busey Corporation
          Profit Sharing Plan and Trust (Registration No. 33-
          30095) for the fiscal year ended December 31, 1996

99.2      Form 11-K Annual Report for First Busey Corporation
          Employee Stock Ownership Plan (Registration No. 33-
          60402) for the fiscal year ended
          December 31, 1996
-------------------------------------------------------------------------------

*Previously filed.

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


                          ANNUAL REPORT
                Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1996

      Commission File No. 0-15950 (First Busey Corporation)
             Commission File No. 33-30095 (the Plan)


     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

      FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
                          (the "Plan")

     B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                     FIRST BUSEY CORPORATION
                      201 WEST MAIN STREET
                    URBANA, ILLINOIS   61801

                     FIRST BUSEY CORPORATION
                  PROFIT SHARING PLAN AND TRUST


                        FINANCIAL REPORT


                        DECEMBER 31, 1996

                               CONTENTS


-------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Statements of net assets available for benefits

   Statements of changes in net assets available for benefits

   Notes to financial statements

-------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE SUPPLEMENTARY INFORMATION
-------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION

   Summary of investments owned and investment income

   Assets held for investment

   Reportable transactions

   Party in interest transactions

-------------------------------------------------------------------------

                    INDEPENDENT AUDITOR'S REPORT


To the Profit Sharing Committee and Participants
FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1996 and 1995, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





Champaign, Illinois
March 25, 1997

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
December 31, 1996 and 1995

                                                 1996           1995
----------------------------------------------------------------------------
ASSETS
Investments in fair value:
  Common stock                                  $  6,679,582   $  3,587,884
  Mutual funds                                     4,373,828      3,310,665
  Corporate bonds, notes and commercial paper      2,911,116      2,421,467
  Short-term investments                             516,533      1,200,432
  Taxable municipal bonds                            491,723        340,970
  U. S. Treasury and federal agency securities       472,022        559,570
  Common trust fund                                     -         1,180,910
  Notes receivable, participants                     169,625         75,394
  Notes receivable, other                             91,002        101,954
                                                ---------------------------
                                                  15,705,431     12,779,246
                                                ---------------------------

Receivables:
  Accrued interest and dividends                     185,791        241,628
  Employer contribution                              172,500           -
  Participants' contributions                         24,434         21,294
  Other                                                 -             1,037
                                                ---------------------------
                                                     382,725        263,959
                                                ---------------------------

      TOTAL ASSETS                                16,088,156     13,043,205
                                                ---------------------------

LIABILITIES
  Cash overdraft                                         360           -
  Other                                                   28           -
                                                ---------------------------
      TOTAL LIABILITIES                                  388           -
                                                ---------------------------

NET ASSETS AVAILABLE FOR BENEFITS               $ 16,087,768   $ 13,043,205
                                                ===========================


See Notes to Financial Statements.

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
Years Ended December 31, 1996, 1995 and 1994

                                                      1996             1995              1994
------------------------------------------------------------------------------------------------
Investment income:
  Net appreciation (depreciation) in fair value
    of investments                               $  1,861,216     $  1,650,641     $    (57,335)
  Interest                                            258,920          276,102          248,570
  Dividends                                           238,263          176,575          148,880
                                                 -----------------------------------------------
                                                    2,358,399        2,103,318          340,115
                                                 -----------------------------------------------

Contributions:
  Employer                                            491,200          371,486          304,385
  Employees                                           650,421          569,066          538,024
  Employee contributions representing transfers
    from another qualified retirement trust           139,992          118,413          955,896
                                                 -----------------------------------------------
                                                    1,281,613        1,058,965        1,798,305
                                                 -----------------------------------------------

      TOTAL ADDITIONS                               3,640,012        3,162,283        2,138,420
                                                 -----------------------------------------------

Benefits paid to participants                         509,641          708,692          439,829
Administrative expenses                                85,808           80,017           71,185
                                                 -----------------------------------------------

      TOTAL DEDUCTIONS                                595,449          788,709          511,014
                                                 -----------------------------------------------

      NET INCREASE                                  3,044,563        2,373,574        1,627,406

Net assets available for benefits:
  Beginning of year                                13,043,205       10,669,631        9,042,225
                                                 -----------------------------------------------

  End of year                                    $ 16,087,768     $ 13,043,205     $ 10,669,631
                                                 ===============================================


See Notes to Financial Statements.

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Contributions:

     Each participant is permitted to make voluntary contributions to their profit sharing account up to 10% of the participant's total compensation, subject to certain limits as provided in the plan document and in income tax regulations. Participants may also contribute amounts representing distributions from other qualified plans.

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Employers' contributions to the profit sharing portion of the Plan are determined by the Board of Directors. The Employers make matching contributions to the 401(k) portion of the Plan equal to a percentage of the first 6% of total compensation that a participant contributes to the Plan. The Employers matching contribution is dependent upon the earnings per share attained by First Busey Corporation. The Board of Directors approves the level of matching contributions each year.

     For the year ended December 31, 1996, 401(k) Plan matching contributions totaled 40% of participant contributions.

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

     Each participant's 401(k) account is credited with the participant's voluntary contributions and an allocation of (a) the Employers' contribution, (b) Trust earnings, and (c) administrative expenses. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

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

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.        INVESTMENTS

The following table presents the fair values of investments as of December 31, 1996 and 1995. Investments that represent 5 percent or more of the Trust's net assets are separately identified.

                                                    December 31, 1996               December 31, 1995
                                             -------------------------------------------------------------
                                                Number of                        Number of
                                                Shares or                        Shares or
                                                Principal                        Principal
                                                 Amount       Fair Value          Amount       Fair Value
                                             -------------------------------------------------------------
Investments at fair value as determined by
  quoted market price:
  Common stock, Class A, First Busey
    Corporation                                   186,520   $   4,150,070          121,747   $   3,287,169
  Other common stocks                              58,629       2,529,512           14,859         300,715
  Mutual funds:
    Wm. Blair Growth Fund                      68,009.809         916,772       50,777.694         604,254
    Nicholas Fund, Inc.                        13,428.662         885,486       10,040.439         602,727
    Mutual Shares Fund                          8,605.567         799,027        6,274.925         542,467
    Other mutual funds                         62,020.103       1,772,543       51,479.059       1,561,217
  Corporate bonds, notes and commercial
    paper                                    $  2,915,000       2,911,116     $  2,390,000       2,421,467
  U. S. Treasury Notes                       $    175,000         176,344     $    175,000         180,742
  Federal Home Loan Bank Bonds               $    225,000         225,656     $    325,000         332,773
  Federal Farm Credit Bank Bonds             $     70,000          70,022     $     45,000          46,055
                                                            -------------                    -------------
                                                               14,436,548                        9,879,586
                                                            -------------                    -------------

Investments at estimated fair value:
  Benchmark Diversified Asset Portfolio      $    392,000   $     392,000     $       -      $        -
  Certificate of deposit                     $    124,533         124,533     $    283,855         283,855
  Franklin IFT Money Market Portfolio        $       -               -        $    916,577         916,577
  Taxable municipal bonds                    $    490,000         491,723     $    340,000         340,970
  Pension Common Trust Fund of First
    Busey Trust & Investment co.                     -               -              34,270       1,180,910
  Notes receivable, participants             $    169,625         169,625     $     75,394          75,394
  Notes receivable, other                    $     91,002          91,002     $    101,954         101,954
                                                            -------------                    -------------
                                                                1,268,883                        2,899,660
                                                            -------------                    -------------

                                                            $  15,705,431                    $  12,779,246
                                                            =============                    =============

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

During the years ended December 31, 1996, 1995 and 1994 the Trust's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value by $1,861,216, $1,650,641 and $(57,335), respectively, as follows:

                                                         1996              1995            1994
                                                  ------------------------------------------------
Investments at fair value as determined by
  quoted market price:
  Common stocks                                   $   1,196,471     $     399,393     $   207,184
  Mutual funds                                          612,675           813,560         (73,068)
  Corporate bonds, notes and commercial paper           (40,171)          122,318        (155,466)
  U. S. Treasury and federal agency securities          (12,098)           24,978         (42,179)
                                                  ------------------------------------------------
                                                      1,756,877         1,360,249         (63,529)
                                                  ------------------------------------------------

Investments at estimated fair value:
  Common trust fund                                     109,711           290,465           6,194
  Taxable municipal bonds                                (5,372)              (73)           -
                                                  ------------------------------------------------
                                                        104,339           290,392           6,194
                                                  ------------------------------------------------

                                                  $   1,861,216     $   1,650,641     $   (57,335)
                                                  ================================================


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

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $52,541, $45,295 and $41,555 for the three years ended December 31, 1996, 1995 and 1994, respectively.

The Plan invests in a certificate of deposit with Busey Bank, a subsidiary of First Busey Corporation. Purchases and maturities of certificates of deposit from Busey Bank also qualify as party in interest transactions.

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.        INCOME TAX STATUS

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

NOTE 7.        FORFEITED ACCOUNTS

At December 31, 1996, forfeited nonvested profit-sharing accounts totaled $8,714. These accounts have been allocated to profit sharing plan participants' accounts.

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.        STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                       December 31, 1996
                                      ----------------------------------------------------------------------------------------
                                          Non-
                                      Participant
                                        Directed                   Participant Directed 401(k)
                                      -----------    --------------------------------------------------------
                                                                       Equity          FBC
                                         Profit        Balanced        Growth         Stock            CD
                                         Sharing         Fund           Fund           Fund           Fund           Total
                                      -----------    -------------------------------------------------------------------------
Investments at fair value:
  Common stock                        $ 2,495,159    $    39,915    $       -      $ 4,144,508    $       -       $  6,679,582
  Mutual funds                          2,530,010        473,460      1,370,358            -              -          4,373,828
  Corporate bonds, notes and
    commercial paper                    2,611,741        299,375            -              -              -          2,911,116
  Short-term investments                  269,274         19,304         79,366         24,056        124,533          516,533
  Taxable municipal bonds                 417,348         74,375            -              -              -            491,723
  U.S. Treasury and federal
    agency securities                     446,553         25,469            -              -              -            472,022
  Notes receivable, participants           55,636          7,460         29,345         77,016            168          169,625
  Notes receivable, other                  91,002            -              -              -              -             91,002
                                      -----------    -------------------------------------------------------------------------
                                        8,916,723        939,358      1,479,069      4,245,580        124,701       15,705,431
                                      -----------    -------------------------------------------------------------------------
Receivables:
  Interfund (payable)/receivable         (199,450)        15,602         80,434         99,996          3,418              -
  Accrued interest and dividends          142,778         21,390         21,396            227            -            185,791
  Employer contribution                   172,500            -              -              -              -            172,500
  Participants' contributions                 -            3,458          6,961         13,578            437           24,434
                                      -----------    -------------------------------------------------------------------------
                                          115,828         40,450        108,791        113,801          3,855          382,725
                                      -----------    -------------------------------------------------------------------------
      TOTAL ASSETS                      9,032,551        979,808      1,587,860      4,359,381        128,556       16,088,156
                                      -----------    -------------------------------------------------------------------------

Cash overdraft                                360            -              -              -              -                360
Other                                          28            -              -              -              -                 28
                                      -----------    -------------------------------------------------------------------------
      TOTAL LIABILITIES                       388            -              -              -              -                388
                                      -----------    -------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR BENEFITS     $ 9,032,163    $   979,808    $ 1,587,860    $ 4,359,381    $   128,556     $ 16,087,768
                                      ===========    =========================================================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                       December 31, 1995
                                      ----------------------------------------------------------------------------------------
                                          Non-
                                      Participant
                                        Directed                   Participant Directed 401(k)
                                      -----------    --------------------------------------------------------
                                                                       Equity          FBC
                                         Profit        Balanced        Growth         Stock            CD
                                         Sharing         Fund           Fund           Fund           Fund           Total
                                      -----------    -------------------------------------------------------------------------
Investments at fair value:
  Common stock                        $   300,715    $       -      $       -      $ 3,287,169    $       -       $  3,587,884
  Mutual funds                          2,335,631        264,741        710,293            -              -          3,310,665
  Corporate bonds, notes and
    commercial paper                    2,193,576        227,891            -              -              -          2,421,467
  Short-term investments                  831,236         65,566              2         19,773        283,855        1,200,432
  Taxable municipal bonds                 340,970            -              -              -              -            340,970
  U.S. Treasury and federal
    agency securities                     533,484         26,086            -              -              -            559,570
  Common trust fund                     1,151,379         29,531            -              -              -          1,180,910
  Notes receivable, participants            9,825          1,369          5,777         49,206          9,217           75,394
  Notes receivable, other                 101,954            -              -              -              -            101,954
                                      -----------    -------------------------------------------------------------------------
                                        7,798,770        615,184        716,072      3,356,148        293,072       12,779,246
                                      -----------    -------------------------------------------------------------------------
Receivables:
  Interfund (payable)/receivable         (126,606)        14,552         21,612         82,272          8,170              -
  Accrued interest and dividends          160,244         15,183         53,530            309         12,362          241,628
  Participants' contributions                 -            2,463          3,580         13,952          1,299           21,294
  Other                                     1,037            -              -              -              -              1,037
                                      -----------    -------------------------------------------------------------------------
                                           34,675         32,198         78,722         96,533         21,831          263,959
                                      -----------    -------------------------------------------------------------------------

      TOTAL ASSETS                      7,833,445        647,382        794,794      3,452,681        314,903       13,043,205
                                      -----------    -------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR BENEFITS     $ 7,833,445    $   647,382    $   794,794    $ 3,452,681    $   314,903     $ 13,043,205
                                      ===========    =========================================================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9.    STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                            December 31, 1996
                                           ----------------------------------------------------------------------------------------
                                               Non-
                                           Participant
                                             Directed                   Participant Directed 401(k)
                                           -----------    --------------------------------------------------------
                                                                            Equity          FBC
                                              Profit        Balanced        Growth         Stock            CD
                                              Sharing         Fund           Fund           Fund           Fund           Total
                                           -----------    -------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value
      of investments                       $   859,577    $    59,185    $   195,772    $   746,682    $       -       $  1,861,216
    Interest                                   222,172         21,893          1,803          5,661          7,391          258,920
    Dividends                                   92,284         10,360         16,812        118,807            -            238,263
                                           -----------    -------------------------------------------------------------------------
                                             1,174,033         91,438        214,387        871,150          7,391        2,358,399
                                           -----------    -------------------------------------------------------------------------
  Contributions:
    Employer                                   291,750         29,329         56,159        110,544          3,418          491,200
    Employees                                      -           96,957        181,894        359,792         11,778          650,421
    Employee contributions representing
      transfers from another qualified
      retirement trust                         139,992            -              -              -              -            139,992
                                           -----------    -------------------------------------------------------------------------
                                               431,742        126,286        238,053        470,336         15,196        1,281,613
                                           -----------    -------------------------------------------------------------------------
      TOTAL ADDITIONS                        1,605,775        217,724        452,440      1,341,486         22,587        3,640,012
                                           -----------    -------------------------------------------------------------------------
Deductions from net assets attributed to:
  Benefits paid to participants                338,763         25,900         32,566         96,513         15,899          509,641
  Administrative expenses                       68,294          2,500          4,470         10,187            357           85,808
                                           -----------    -------------------------------------------------------------------------
      TOTAL DEDUCTIONS                         407,057         28,400         37,036        106,700         16,256          595,449
                                           -----------    -------------------------------------------------------------------------
Net participants' transfers between funds          -          143,102        377,662       (328,086)      (192,678)             -
                                           -----------    -------------------------------------------------------------------------
      NET INCREASE (DECREASE)                1,198,718        332,426        793,066        906,700       (186,347)       3,044,563
Net assets available for benefits:
  Beginning of year                          7,833,445        647,382        794,794      3,452,681        314,903       13,043,205
                                           -----------    -------------------------------------------------------------------------
  End of year                              $ 9,032,163    $   979,808    $ 1,587,860    $ 4,359,381    $   128,556     $ 16,087,768
                                           ===========    =========================================================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            December 31, 1995
                                           ----------------------------------------------------------------------------------------
                                               Non-
                                           Participant
                                             Directed                   Participant Directed 401(k)
                                           -----------    --------------------------------------------------------
                                                                            Equity          FBC
                                              Profit        Balanced        Growth         Stock            CD
                                              Sharing         Fund           Fund           Fund           Fund           Total
                                           -----------    -------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value
      of investments                       $ 1,082,002    $    83,169    $   184,156    $   301,314    $       -       $  1,650,641
    Interest                                   233,262         13,765            212         10,226         18,637          276,102
    Dividends                                   61,770          7,363         10,997         96,445            -            176,575
                                           -----------    -------------------------------------------------------------------------
                                             1,377,034        104,297        195,365        407,985         18,637        2,103,318
                                           -----------    -------------------------------------------------------------------------
  Contributions:
    Employer                                   244,880         14,552         21,612         82,272          8,170          371,486
    Employees                                      -           68,384         99,191        366,760         34,731          569,066
    Employee contributions representing
    transfers from another qualified
    retirement trust                           118,413            -              -              -              -            118,413
                                           -----------    -------------------------------------------------------------------------
                                               363,293         82,936        120,803        449,032         42,901        1,058,965
                                           -----------    -------------------------------------------------------------------------
      TOTAL ADDITIONS                        1,740,327        187,233        316,168        857,017         61,538        3,162,283
                                           -----------    -------------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                404,007         33,731         32,294        192,055         46,605          708,692
  Administrative expenses                       59,637          2,703          3,443         13,423            811           80,017
                                           -----------    -------------------------------------------------------------------------
      TOTAL DEDUCTIONS                         463,644         36,434         35,737        205,478         47,416          788,709
                                           -----------    -------------------------------------------------------------------------
Net participants' transfers between funds          -         (194,990)      (289,201)       280,556        203,635              -
                                           -----------    -------------------------------------------------------------------------
      NET INCREASE (DECREASE)                1,276,683        (44,191)        (8,770)       932,095        217,757        2,373,574
Net assets available for benefits:
  Beginning of year                          6,556,762        691,573        803,564      2,520,586         97,146       10,669,631
                                           -----------    -------------------------------------------------------------------------
  End of year                              $ 7,833,445    $   647,382    $   794,794    $ 3,452,681    $   314,903     $ 13,043,205
                                           ===========    =========================================================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            December 31, 1994
                                           ----------------------------------------------------------------------------------------
                                               Non-
                                           Participant
                                             Directed                   Participant Directed 401(k)
                                           -----------    --------------------------------------------------------
                                                                            Equity          FBC
                                              Profit        Balanced        Growth         Stock            CD
                                              Sharing         Fund           Fund           Fund           Fund           Total
                                           -----------    -------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net (depreciation) appreciation in
      fair value of investments            $  (262,306)   $   (19,145)   $   (14,201)   $   238,317    $       -       $   (57,335)
    Interest                                   221,137         22,112            151          1,309          3,861          248,570
    Dividends                                   58,968          5,626         11,548         72,738            -            148,880
                                           -----------    -------------------------------------------------------------------------
                                                17,799          8,593         (2,502)       312,364          3,861          340,115
                                           -----------    -------------------------------------------------------------------------
  Contributions:
    Employer                                   197,690         18,253         26,620         59,120          2,702          304,385
    Employees                                      -           96,474        133,904        295,302         12,344          538,024
    Employee contributions representing
    transfers from another qualified
    retirement trust                           955,896            -              -              -              -            955,896
                                           -----------    -------------------------------------------------------------------------
                                             1,153,586        114,727        160,524        354,422         15,046        1,798,305
                                           -----------    -------------------------------------------------------------------------
      TOTAL ADDITIONS                        1,171,385        123,320        158,022        666,786         18,907        2,138,420
                                           -----------    -------------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                189,107         43,140         31,769        174,065          1,748          439,829
  Administrative expenses                       51,283          4,136          6,774          8,331            661           71,185
                                           -----------    -------------------------------------------------------------------------
      TOTAL DEDUCTIONS                         240,390         47,276         38,543        182,396          2,409          511,014
                                           -----------    -------------------------------------------------------------------------
Net participants' transfers between funds          -         (219,362)       141,936        116,723        (39,297)             -
                                           -----------    -------------------------------------------------------------------------
      NET INCREASE (DECREASE)                  930,995       (143,318)       261,415        601,113        (22,799)       1,627,406
Net assets available for benefits:
  Beginning of year                          5,625,767        834,891        542,149      1,919,473        119,945        9,042,225
                                           -----------    -------------------------------------------------------------------------
  End of year                              $ 6,556,762    $   691,573    $   803,564    $ 2,520,586    $    97,146     $ 10,669,631
                                           ===========    =========================================================================

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




Champaign, Illinois
March 25, 1997

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

SUMMARY OF INVESTMENTS OWNED AND INVESTMENT INCOME
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

                                                                                                         Net
                                                                                                     Appreciation
                                                        Fair Value of               Interest        (Depreciation)
                                                      Investments Owned                and               in
                                                -----------------------------       Dividend         Fair Value of
                                                  Beginning          Ending          Income          Investments
                                                ------------------------------------------------------------------
Year ended December 31, 1996:

Common stocks                                   $  3,587,884     $  6,679,582     $    145,175     $  1,196,471
Mutual funds                                       3,310,665        4,373,828           61,898          612,675
Corporate bonds, notes and commercial paper        2,421,467        2,911,116          166,991          (40,171)
Short-term investments                             1,200,432          516,533           31,487             -
Taxable municipal bonds                              340,970          491,723           30,913           (5,372)
U.S. Treasury and federal agency securities          559,570          472,022           34,661          (12,098)
Common trust fund                                  1,180,910             -               7,075          109,711
Notes receivable, participants                        75,394          169,625           12,000             -
Notes receivable, other                              101,954           91,002            6,983             -
                                                ------------------------------------------------------------------

                                                $ 12,779,246     $ 15,705,431     $    497,183     $  1,861,216
                                                ==================================================================


                                                                                                         Net
                                                                                                     Appreciation
                                                        Fair Value of               Interest        (Depreciation)
                                                      Investments Owned                and               in
                                                -----------------------------       Dividend         Fair Value of
                                                  Beginning          Ending          Income          Investments
                                                ------------------------------------------------------------------
Year ended December 31, 1995:

Common stocks                                   $  2,701,203     $  3,587,884     $    103,900     $    399,393
Mutual funds                                       2,891,216        3,310,665           49,482          813,560
Corporate bonds, notes and commercial paper        1,829,956        2,421,467          132,786          122,318
Short-term investments                               892,180        1,200,432           44,839             -
Taxable municipal bonds                              255,015          340,970           16,617              (73)
U.S. Treasury and federal agency securities          384,487          559,570           42,153           24,978
Common trust fund                                    990,471        1,180,910           23,193          290,465
Notes receivable, participants                        93,830           75,394            6,077             -
Notes receivable, other                              437,632          101,954           33,630             -
                                                ------------------------------------------------------------------

                                                $ 10,475,990     $ 12,779,246     $    452,677     $  1,650,641
                                                ==================================================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

SUMMARY OF INVESTMENTS OWNED AND INVESTMENT INCOME
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

                                                                                                         Net
                                                                                                     Appreciation
                                                        Fair Value of               Interest        (Depreciation)
                                                      Investments Owned                and               in
                                                -----------------------------       Dividend         Fair Value of
                                                  Beginning          Ending          Income          Investments
                                                ------------------------------------------------------------------
Year ended December 31, 1994:

Common stocks                                   $  1,839,261     $  2,701,203     $     74,259     $    207,184
Mutual funds                                       1,080,768        2,891,216           33,693          (73,068)
Corporate bonds, notes and commercial paper        1,701,250        1,829,956          136,171         (155,466)
Short-term investments                               489,796          892,180           21,627             -
Taxable municipal bonds                               50,073          255,015           13,165             -
U.S. Treasury and federal agency securities          902,411          384,487           39,379          (42,179)
Common trust fund                                  2,453,327          990,471           40,928            6,194
Notes receivable, participants                         6,377           93,830            1,206             -
Notes receivable, other                              451,300          437,632           37,022             -
                                                ------------------------------------------------------------------

                                                $  8,974,563     $ 10,475,990     $    397,450     $    (57,335)
                                                ==================================================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

ASSETS HELD FOR INVESTMENT
December 31, 1996
--------------------------------------------------------------------------------

                                               Number of                      Fair
           Description                          Shares        Cost           Value
-------------------------------------------------------------------------------------

COMMON STOCKS
  First Busey Corporation, Class A              186,520    $ 2,464,801    $ 4,150,070
  Abbott Laboratories                               304         17,087         15,427
  Airtouch Communications                           200          4,491          5,050
  American Home Products                          1,020         52,454         59,798
  American International Group                      513         50,466         55,532
  AT&T Corp.                                      1,743         81,101         75,603
  Bank of Boston Corp.                            1,248         60,112         80,184
  Boeing Co.                                        710         57,582         75,615
  Brinker International, Inc.                       200          4,360          3,200
  Bristol Myers Squibb Co.                          149         16,982         16,241
  Calumet Bancorp Inc.                              450         11,499         14,963
  Central Illinois Financial Corp.                  500          6,750          6,625
  Cardinal Health, Inc.                           1,290         49,751         75,143
  Chevron Corp.                                     465         26,261         30,225
  Citizens First Financial Corp.                  2,000         20,000         28,750
  Cole Taylor Financial Group                       200          3,466          5,300
  Commercial Net Lease Realty Inc.                  500          6,103          7,938
  Corus Bankshares                                  600         10,599         19,350
  Cypress Bioscience, Inc.                        6,250         12,500         11,719
  Disney Co.                                        910         58,953         63,473
  Du Pont De Nemours & Co.                          784         62,345         73,794
  Emerson Electric Co.                              600         50,985         58,125
  Exxon Corp.                                       310         26,304         30,380
  Federal National Mortgage Association           1,819         63,614         68,440
  First Federal Capital Corp.                       600         11,148         14,100
  First Financial Corp.                             715          9,423         17,518
  First Mutual Bancorp, Inc.                      1,000         10,000         15,000
  First Palm Beach Bancorp                          100          1,883          2,363
  Fluor Corp.                                       868         56,063         54,463
  General Electric Co.                              407         31,354         40,242
  Gillette Co.                                      894         56,632         69,509
                                                -------------------------------------
      COMMON STOCKS SUBTOTAL                    213,869    $ 3,395,069    $ 5,244,140
                                                -------------------------------------

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

ASSETS HELD FOR INVESTMENT
December 31, 1996
--------------------------------------------------------------------------------

                                               Number of                      Fair
           Description                          Shares        Cost           Value
-------------------------------------------------------------------------------------

      COMMON STOCKS BROUGHT FORWARD             213,869    $ 3,395,069    $ 5,244,140

  Greenpoint Financial Corp.                        550         12,988         26,125
  GTE Corp.                                       1,100         52,773         49,913
  Harbor Federal Savings Bank                     1,400         22,957         50,050
  Hewlett-Packard Co.                             1,351         62,023         67,888
  Home Depot Inc.                                 1,257         58,674         63,007
  Intel Corp.                                     1,022         65,385        133,882
  International Paper Co.                           910         36,421         36,855
  Irwin Financial Corp.                             400         11,132         19,800
  JP Morgan & Co.                                   315         24,365         30,752
  Kohl's Corp.                                    2,092         62,329         82,111
  Lucent Technologies, Inc.                         463         26,882         21,414
  MAF Bancorp, Inc.                                 495         10,386         17,201
  Mahaska Investment Co.                            800         12,000         15,200
  McDonald's Corp.                                1,005         48,464         45,602
  Microsoft Corporation                           1,250         64,267        103,281
  Minnesota Mining & Manufacturing Co.              375         23,991         31,125
  Mobil Corp.                                       627         71,429         76,651
  Motorola, Inc.                                    215         11,766         13,169
  National City Corp.                             1,349         60,723         60,536
  Pepsico                                         2,781         82,071         81,344
  PetsMart, Inc.                                  3,120         50,310         68,250
  Pocahontas Federal Savings & Loan Assn.           200          2,316          3,500
  Procter & Gamble                                  153         16,807         16,467
  Raytheon Co.                                    1,065         53,090         51,253
  Republic Bancorp                                  931         10,286         10,823
  Southwest Banks                                 1,040          9,996         20,150
  Sprint Corp.                                    1,905         75,200         75,962
  State Street Boston Corp.                       1,057         62,869         68,309
  Texaco, Inc.                                      315         25,822         30,909
  United Technologies Corp.                         540         25,576         35,775
  Westco Bancorp, Inc.                              750         10,540         16,125
  Wisconsin Energy Corp.                            447         12,170         12,013
                                                -------------------------------------
      TOTAL COMMON STOCKS                       245,149    $ 4,571,077    $ 6,679,582
                                                =====================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

ASSETS HELD FOR INVESTMENT
December 31, 1996
--------------------------------------------------------------------------------

                                                       Number of
                                                       Shares or
                                                       Principal                        Fair
           Description                                   Amount          Cost          Value
-----------------------------------------------------------------------------------------------

MUTUAL FUNDS
  Brandywine Fund                                      11,704.576    $   374,562    $   394,327
  Fidelity Advisor Equity Growth Class I               12,199.972        367,398        518,621
  Janus Fund                                           16,908.987        334,249        413,425
  Mutual Shares Fund                                    8,605.567        730,100        799,027
  Nicholas Fund, Inc.                                  13,428.662        735,671        885,486
  Scudder International Fund                            4,547.400        194,921        216,274
  T. Rowe Price International Stock Fund               16,659.168        197,061        229,896
  Wm. Blair Growth Fund                                68,009.809        829,452        916,772
                                                      -----------------------------------------

      TOTAL MUTUAL FUNDS                              152,064.141    $ 3,763,414    $ 4,373,828
                                                      =========================================


CORPORATE BONDS, NOTES AND COMMERCIAL PAPER
  American Express Credit Corp., 7.375%, due
    February 1, 1999                                  $    25,000    $    25,354    $    25,570
  American Express Credit Corp., 6.125%, due
    June 15, 2000                                          25,000         25,747         24,656
  American General Corp., 6.250%, due
    March 15, 2003                                        100,000         95,916         97,187
  American Home Products Corp., 6.875%, due
    April 15, 1997                                         20,000         20,302         20,025
  Associates Corp., N.A., 6.250%, due
    September 15, 2000                                     50,000         51,181         49,578
  Associates Corp., N.A., 6.000%, due
    March 15, 2000                                         25,000         24,776         24,680
  Associates Corp., N.A., 5.750%, due
    November 15, 1998                                      75,000         74,839         74,484
  Associates Corp., N.A., 5.750%, due
    November 15, 1998                                      50,000         49,892         49,656
  Bear Stearns Co., Inc., 7.625%, due April 15, 2000       50,000         51,112         51,594

  Bear Stearns Co., Inc., 6.500%, due June 15, 2000        50,000         50,495         49,969
                                                      -----------------------------------------
      CORPORATE BONDS, NOTES AND
        COMMERCIAL PAPER SUBTOTAL                         470,000        469,614        467,399
                                                      -----------------------------------------

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

ASSETS HELD FOR INVESTMENT
December 31, 1996
--------------------------------------------------------------------------------

                                                       Principal                        Fair
           Description                                   Amount          Cost          Value
-----------------------------------------------------------------------------------------------

      CORPORATE BONDS, NOTES AND
        COMMERCIAL PAPER BROUGHT FORWARD              $   470,000    $   469,614    $   467,399

  CIT Group Holdings, Inc., 5.625%,  due
    February 1, 2001                                       25,000         23,741         24,281
  CIT Group Holdings Inc., 6.750%,  due
    April 30, 1998                                         35,000         35,405         35,328
  Dean Witter Discover, 6.000%, due March 1, 1998          50,000         50,725         50,016
  Dow Capital, 5.750%, due September 15, 1997              25,000         24,840         24,992
  Duke Power Co., 5.875%, due June 1, 2001                100,000         99,500         97,750
  Ford Motor Credit Corp., 5.750%, due
    January 25, 2001                                       50,000         49,960         48,609
  Ford Motor Credit Corp., 7.500%, due
    January 15, 2003                                      100,000        101,904        103,125
  Ford Motor Credit Corp., 6.100%, due
    September 25, 1998                                     25,000         24,573         24,984
  GTE California, 6.250%, due January 15, 1998             25,000         25,158         25,086
  GTE California, 6.250%, due January 15, 1998            125,000        125,789        125,430
  GTE California Series A, 5.625%, due
    February 1, 2001                                      100,000         97,916         96,656
  H. J. Heinz Co., 6.750%, due October 15, 1999            25,000         25,606         25,227
  H. J. Heinz Co., 6.750%, due October 15, 1999            25,000         25,606         25,227
  Illinois Power Company, 5.625%, due April 15, 2000       75,000         74,393         73,125
  International Lease Finance Corp., 5.750%,
    due December 15, 1999                                  50,000         50,360         49,172
  International Lease Finance Corp., 5.750%,
    due January 15, 1999                                   50,000         50,485         49,516
  J. C. Penney, Inc., 7.375%, due June 15, 2004           100,000        103,200        102,500
  J. C. Penney, Inc., 5.375%, due November 15, 1998        50,000         50,005         49,281
  Kellogg Co., 5.900%, due July 15, 1997                   25,000         25,048         25,031
  Merrill Lynch & Co., Inc., 6.640%, due
    September 19, 2002                                     50,000         51,836         49,719
  Morgan Stanley Corp., 7.320%, due
    January 15, 1997                                       80,000         80,000         80,025
                                                      -----------------------------------------
      CORPORATE BONDS, NOTES AND
        COMMERCIAL PAPER SUBTOTAL                       1,660,000      1,665,664      1,652,479
                                                      -----------------------------------------

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

ASSETS HELD FOR INVESTMENT
December 31, 1996
--------------------------------------------------------------------------------

                                                       Principal                        Fair
           Description                                   Amount          Cost          Value
-----------------------------------------------------------------------------------------------

      CORPORATE BONDS, NOTES AND
        COMMERCIAL PAPER BROUGHT FORWARD              $ 1,660,000    $ 1,665,664    $ 1,652,479

  New England Telephone Co., 6.250%,
    due December 15, 1997                                  25,000         25,104         24,914
  New England Telephone Co., 6.250%,
    due December 15, 1997                                 125,000        125,987        124,570
  Norwest Corp., 6.800%, due May 15, 2002                  25,000         24,880         25,266
  Norwest Corp., 5.750%, due March 15, 1998                50,000         51,135         49,844
  Norwest Financial Inc., 6.200%,
    due September 15, 1999                                170,000        168,346        169,416
  Ontario-Global Bond, 6.125%, due June 28, 2000           50,000         50,870         49,889
  Pacific Gas & Electric Co., 7.875%,
    due March 1, 2002                                      50,000         51,759         52,219
  Pacific Gas & Electric Co., 5.375%,
    due August 1, 1998                                     55,000         54,931         54,398
  Phillip Morris Companies, Inc., 7.750%, due
    May 1, 1999                                            25,000         25,696         25,703
  Phillip Morris Companies, Inc., 8.750%, due
    June 15, 1997                                          55,000         55,550         55,670
  Pitney Bowes Credit Services, 6.250%, due
    June 1, 1998                                           25,000         25,036         25,078
  Pitney Bowes Credit Services, 7.420%, due
    April 15, 1997                                         75,000         76,796         75,398
  Republic New York Corp., 7.250%,
    due July 15, 2002                                      50,000         52,793         51,235
  Rockwell International Corp., 6.750%,
    due September 15, 2002                                 25,000         25,598         25,500
  Shell Oil Co., 60%, due January 15, 1997                 25,000         25,125         25,000
  Southern California Edison, 6.500%, due
    June 1, 2001                                           50,000         49,682         49,672
  St. Paul Companies, Inc., 6.170%, due
    January 15, 2001                                       50,000         50,485         49,392
  St. Paul Companies, Inc., 7.970%, due May 20, 2002       25,000         25,371         26,523
                                                      -----------------------------------------
      CORPORATE BONDS, NOTES AND
        COMMERCIAL PAPER SUBTOTAL                       2,615,000      2,630,808      2,612,166
                                                      -----------------------------------------

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

ASSETS HELD FOR INVESTMENT
December 31, 1996
--------------------------------------------------------------------------------

                                                       Principal                        Fair
           Description                                   Amount          Cost          Value
-----------------------------------------------------------------------------------------------

      CORPORATE BONDS, NOTES AND
        COMMERCIAL PAPER BROUGHT FORWARD              $ 2,615,000    $ 2,630,808    $ 2,612,166

  Wal-Mart Stores, Inc., 6.125%, due
    October 1, 1999                                       125,000        126,178        124,641
  Wal-Mart Stores, Inc., 5.500%, due
    March 1, 1998                                          25,000         24,859         24,873
  Wal-Mart Stores, Inc., 5.500%, due
    September 15, 1997                                    125,000        121,022        124,740
  Wisconsin Public Service Co., 5.250%,
    due July 1, 1998                                       25,000         24,927         24,696
                                                      -----------------------------------------

      TOTAL CORPORATE BONDS, NOTES AND
        COMMERCIAL PAPER                              $ 2,915,000    $ 2,927,794    $ 2,911,116
                                                      =========================================


SHORT-TERM INVESTMENTS
  Benchmark Diversified Asset Portfolio               $   392,000    $   392,000    $   392,000

  Certificate of Deposit, Busey Bank,
    6.000%, due December 31, 1997                         124,533        124,533        124,533
                                                      -----------------------------------------

                                                      $   516,533    $   516,533    $   516,533
                                                      =========================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

ASSETS HELD FOR INVESTMENT
December 31, 1996
--------------------------------------------------------------------------------

                                                       Principal                        Fair
           Description                                   Amount          Cost          Value
-----------------------------------------------------------------------------------------------

TAXABLE MUNICIPAL BONDS
  Altoona, PA, 8.250%, due November 1, 2001           $    50,000    $    53,232    $    53,874
  Baltimore, MD, 6.050%, due October 15, 2000             200,000        204,942        198,646
  Lee Co., FL, 5.250%, due October 1, 1997                100,000         98,413        100,270
  State of Mississippi, 5.900%, due December 1, 2002       40,000         40,000         40,196
  Suffolk Co., NY, 5.100%, due November 1, 1999            25,000         25,545         24,362
  Westmoreland Co., PA, 5.250%, due August 15, 1998        75,000         74,912         74,375
                                                      -----------------------------------------

      TOTAL TAXABLE MUNICIPAL BONDS                   $   490,000    $   497,044    $   491,723
                                                      =========================================

U. S. TREASURY NOTES
  6.375%, due January 15, 1999                        $    50,000    $    49,687    $    50,469
  6.000%, due October 15, 1999                             25,000         25,266         25,000
  6.375%, due January 15, 2000                            100,000        102,375        100,875
                                                      -----------------------------------------
      TOTAL U. S. TREASURY NOTES                      $   175,000    $   177,328    $   176,344
                                                      -----------------------------------------

FEDERAL HOME LOAN BANK BONDS
  7.915%, due January 17, 1997                        $   200,000    $   200,000    $   200,187
  7.575%, due February 6, 1998                             25,000         25,258         25,469
                                                      -----------------------------------------
                                                      $   225,000    $   225,258    $   225,656
                                                      -----------------------------------------

FEDERAL FARM CREDIT BANK BOND
  6.190%, due February 3, 2000                        $    70,000    $    70,666    $    70,022
                                                      -----------------------------------------

      TOTAL U. S. TREASURY AND AGENCY
        SECURITIES                                    $   470,000    $   473,252    $   472,022
                                                      =========================================

NOTES RECEIVABLE, OTHER, First National Bank
  Land Trust, 7.200%, due April 8, 2003               $    91,002    $    91,002    $    91,002
                                                      =========================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

ASSETS HELD FOR INVESTMENT
December 31, 1996
--------------------------------------------------------------------------------

                                                       Principal                        Fair
           Description                                   Amount          Cost          Value
-----------------------------------------------------------------------------------------------

NOTES RECEIVABLE, Participants
  Participant, 8.50%, due January 15, 2001            $    11,619    $    11,619    $    11,619
  Participant, 8.75%, due September 15, 2000               10,687         10,687         10,687
  Participant, 8.50%, due January 16, 2006                 47,539         47,539         47,539
  Participant, 8.75%, due August 15, 2000                   5,088          5,088          5,088
  Participant, 7.50%, due September 15, 2001                5,135          5,135          5,135
  Participant, 10%, due February 15, 1999                   2,696          2,696          2,696
  Participant, 9%, due May 15, 1998                           573            573            573
  Participant, 8.75%, due December 15, 1998                 1,338          1,338          1,338
  Participant, 8.75%, due August 15, 1998                   1,004          1,004          1,004
  Participant, 9%, due July 15, 1998                          840            840            840
  Participant, 8.75%, due August 15, 1998                     784            784            784
  Participant, 9%, due August 15, 1998                        265            265            265
  Participant, 8.25%, due February 15, 2001                16,076         16,076         16,076
  Participant, 8.25%, due April 15, 1999                    1,932          1,932          1,932
  Participant, 8.25%, due August 15, 1999                   1,313          1,313          1,313
  Participant, 8.25%, due October 15, 2001                  6,877          6,877          6,877
  Participant, 9%, due July 15, 1998                          894            894            894
  Participant, 8.25%, due May 15, 2001                      6,224          6,224          6,224
  Participant, 8.25%, due June 15, 1999                     1,236          1,236          1,236
  Participant, 8.25%, due December 15, 2000                   900            900            900
  Participant, 9%, due May 15, 1999                         1,433          1,433          1,433
  Participant, 9%, due June 15, 2000                        4,437          4,437          4,437
  Participant, 8.25%, due April 15, 1999                    1,932          1,932          1,932
  Participant, 8.25%, due July 15, 1999                       850            850            850
  Participant, 8.25%, due July 15, 2001                    18,337         18,337         18,337
  Participant, 8.25%, due August 15, 1999                   1,488          1,488          1,488
  Participant, 8.25%, due August 15, 1999                   1,401          1,401          1,401
  Participant, 8.25%, due October 15, 1999                  4,620          4,620          4,620
  Participant, 8.25%, due December 15, 1999                 2,732          2,732          2,732
  Participant, 8.25%, due December 15, 2000                 3,600          3,600          3,600
  Participant, 8.25%, due January 15, 2000                  4,575          4,575          4,575
  Participant, 8.25%, due January 15, 2000                  1,200          1,200          1,200
                                                      -----------------------------------------

      TOTAL NOTES RECEIVABLE, PARTICIPANT             $   169,625    $   169,625    $   169,625
                                                      =========================================

FIRST BUSEY CORPORATION
PROFIT SHARING PLAN AND TRUST

REPORTABLE TRANSACTIONS
Year Ended December 31, 1996
--------------------------------------------------------------------------------

                              Total         Total         Total          Total
                            Number of     Number of      Purchase       Selling       Realized
Description of Asset        Purchases       Sales         Price          Price          Loss
-----------------------------------------------------------------------------------------------

Franklin IFT Money
  Market Portfolio              170          109      $ 2,648,843     $ 3,565,420     $   -

Benchmark Diversified
  Asset Portfolio               188           97        2,421,407       2,029,407         -

Pension Common Trust
  Fund                          -             11              -         1,290,619       2,521

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST


PARTY IN INTEREST TRANSACTIONS
Year Ended December 31, 1996
--------------------------------------------------------------------------------

                                                                  Transaction
Description of Transaction                                           Amount
--------------------------------------------------------------------------------

Management fees paid to First Busey Trust & Investment Co.         $ 52,541

Purchases of Busey Bank certificate of deposit                       38,525

Maturities of Busey Bank certificate of deposit                     197,847

                   CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-30095) under the Securities Act of 1933 of First Busey Corporation of our report dated March 25, 1997 on our audits of the financial statements of First Busey Corporation Profit Sharing Plan and Trust as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996 and supporting schedules as of December 31, 1996, which is included in the Annual Report on Form 11-K for the year ended December 31, 1996.






                                              McGLADREY & PULLEN, LLP



Champaign, Illinois
June 17, 1997

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


                             ANNUAL REPORT
                   Pursuant to Section 15(d) of the
                    Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1996

         Commission File No. 0-15950 (First Busey Corporation)
                Commission File No. 33-30095 (the Plan)


     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

         FIRST BUSEY CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN
                               AND TRUST
                             (the "Plan")

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

                        FIRST BUSEY CORPORATION
                    EMPLOYEES' STOCK OWNERSHIP PLAN
                               AND TRUST


                           FINANCIAL REPORT


                           DECEMBER 31, 1996

                                 CONTENTS

-------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE FINANCIAL STATEMENTS
-------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Statements of net assets available for benefits

   Statements of changes in net assets available for benefits

   Notes to financial statements

-------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
   ON THE SUPPLEMENTARY INFORMATION
-------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION

   Reportable transactions

   Party in interest transactions

-------------------------------------------------------------------------

                        INDEPENDENT AUDITOR'S REPORT


To the Administrative Committee and Participants
FIRST BUSEY CORPORATION EMPLOYEES'
  STOCK OWNERSHIP PLAN AND TRUST
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST as of December 31, 1996 and 1995, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST as of December 31, 1996 and 1995, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.





Champaign, Illinois
March 24, 1997

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST


STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
December 31, 1996 and 1995
--------------------------------------------------------------------------------

                                         1996                                           1995
                       -----------------------------------------      -----------------------------------------
                        Allocated     Unallocated       Total          Allocated     Unallocated       Total
ASSETS
  Money market
    fund               $      -       $      -       $      -         $     9,014    $        54    $    9,068
  Employer
    contribution
    receivable              10,000           -            10,000             -              -             -
  Investment in
    First Busey
    Corporation
    Class A
    common stock,
    stock, at
    fair value           8,164,858      1,642,275      9,807,133        6,192,890      1,992,889      8,185,779
                       -----------------------------------------      -----------------------------------------

TOTAL ASSETS             8,174,858      1,642,275      9,817,133        6,201,904      1,992,943      8,194,847
                       -----------------------------------------      -----------------------------------------

LIABILITIES
  Cash overdraft       $     9,402    $      -       $     9,402      $      -       $      -       $      -
  Notes payable               -           500,000        500,000             -           750,000        750,000
                       -----------------------------------------      -----------------------------------------

TOTAL LIABILITIES            9,402        500,000        509,402             -           750,000        750,000
                       -----------------------------------------      -----------------------------------------

NET ASSETS
  AVAILABLE
  FOR PLAN
  BENEFITS             $ 8,165,456    $ 1,142,275    $ 9,307,731      $ 6,201,904    $ 1,242,943    $ 7,444,847
                       =========================================      =========================================


See Notes to Financial Statements.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST


STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------------

                                                                          1996
                                                       -------------------------------------------
                                                        Allocated      Unallocated        Total
                                                       -------------------------------------------
Investment income:
  Net change in unrealized appreciation in fair
    value of investments                               $ 1,402,729     $   470,543     $ 1,873,272
  Interest                                                     780            -                780
  Dividends                                                291,337            -            291,337
Employer contributions                                      10,000         250,000         260,000
Allocation of First Busey Corporation Class A common
  stock, at fair value
    1996 - 36,906 shares                                   821,159            -            821,159
    1995 - 36,906 shares                                      -               -               -
    1994 - 59,050 shares                                      -               -               -
Cash fund allocation                                          -               -               -
                                                       -------------------------------------------
      TOTAL ADDITIONS                                    2,526,005         720,543       3,246,548
                                                       -------------------------------------------

Interest expense                                            43,940            -             43,940
Administrative expenses                                     49,590              52          49,642
Distributions to participants
  Cash                                                         448            -                448
  Stock 1996 - 13,995 shares                               251,910            -            251,910
  Stock 1995 - 14,253 shares                                  -               -               -
  Stock 1994 - 18,809 shares                                  -               -               -
Dividend distributions to participants                     216,565            -            216,565
Allocation of First Busey Corporation Class A common
  stock, at market value
    1996 - 36,906 shares                                      -            821,159         821,159
    1995 - 36,906 shares                                      -               -               -
    1994 - 59,050 shares                                      -               -               -
Cash fund allocation                                          -               -               -
                                                       -------------------------------------------
      TOTAL DEDUCTIONS                                     562,453         821,211       1,383,664
                                                       -------------------------------------------

      NET INCREASE (DECREASE)                            1,963,552        (100,668)      1,862,884

Net assets available for benefits:
  Beginning of year                                      6,201,904       1,242,943       7,444,847
                                                       -------------------------------------------

  End of year                                          $ 8,165,456     $ 1,142,275     $ 9,307,731
                                                       ===========================================


See Notes to Financial Statements.

--------------------------------------------------------------------------------

                             1995                                               1994
          -------------------------------------------        -------------------------------------------
           Allocated      Unallocated        Total            Allocated      Unallocated        Total
          -------------------------------------------        -------------------------------------------
ALIGN
WITH
PREVIOUS  $   563,245     $   270,641     $   833,886        $   481,116     $   378,900     $   860,016
PAGE            5,327              54           5,381                533            -                533
              270,970            -            270,970            252,386            -            252,386
               80,000         250,000         330,000               -            400,000         400,000


                 -               -               -                  -               -               -
              664,306            -            664,306               -               -               -
                 -               -               -               954,651            -            954,651
                 -               -               -                  -             18,682          18,682
          -------------------------------------------        -------------------------------------------
            1,583,848         520,695       2,104,543          1,688,686         797,582       2,486,268
          -------------------------------------------        -------------------------------------------

               74,683            -             74,683             95,432            -             95,432
               56,834            -             56,834             47,157            -             47,157

                  304            -                304                231            -                231
                 -               -               -                  -               -               -
              230,424            -            230,424               -               -               -
                 -               -               -               269,589            -            269,589
              182,660            -            182,660            142,823            -            142,823


                 -               -               -                  -               -               -
                 -            664,306         664,306               -               -               -
                 -               -               -                  -            954,651         954,651
                 -               -               -                18,682            -             18,682
          -------------------------------------------        -------------------------------------------
              544,905         664,306       1,209,211            573,914         954,651       1,528,565
          -------------------------------------------        -------------------------------------------

            1,038,943        (143,611)        895,332          1,114,772        (157,069)        957,703


            5,162,961       1,386,554       6,549,515          4,048,189       1,543,623       5,591,812
          -------------------------------------------        -------------------------------------------

          $ 6,201,904     $ 1,242,943     $ 7,444,847        $ 5,162,961     $ 1,386,554     $ 6,549,515
          ===========================================        ===========================================






FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

General:

     First Busey Corporation (the Company) established the First Busey Corporation Employees' Stock Ownership Plan and Trust (the Plan) effective as of January 1, 1984. The Plan operates as a leveraged employee stock ownership plan (ESOP), and is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (the Code), and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The Plan is a multiple-employer stock ownership plan and is administered by the Company. First Busey Trust & Investment Co., a subsidiary of the Company, is the Plan's Trustee.

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

     The bank borrowings are collateralized by the unallocated shares of stock and is guaranteed by the Company. The lender has no rights against shares once they are allocated under the ESOP. Accordingly, the financial statements of the Plan for the years 1996 and 1995 present separately the assets and liabilities and changes therein pertaining to:

               (a) the accounts of employees with vested rights in allocated stock (Allocated) and

               (b)  stock not yet allocated to employees (Unallocated).

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The Plan covers all full-time employees of the Company and its participating subsidiaries who have completed six months of service. Participants who do not work full-time or are not employed on the last working day of a Plan year are generally not eligible for an allocation of Company contributions for such year.

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

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Dividends distributed to participants:

     Dividends on common stock, which are allocated to participants' accounts, are distributed directly to the participant so that the dividends result in income tax deductions for First Busey Corporation.

Stock split:

     In April 1996, the Board of Directors of First Busey Corporation approved a three-for-two stock split for stockholders of record on April 26, 1996 and was effected on May 7, 1996. All share amounts in the financial statements have been restated to reflect the stock split.

Plan termination:

     Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants would become 100 percent vested in their accounts.

     Presently, there is no intention on the part of the Company to terminate the Plan or to discontinue contributions to the Trust.


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

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.        INVESTMENT

The Plan's investment, at December 31, consists solely of First Busey Corporation Class A common stock as follows:

                                       1996                              1995
                          ---------------------------------------------------------------
                            Allocated       Unallocated       Allocated       Unallocated
                          ---------------------------------------------------------------

Number of shares               366,960           73,810          344,049          110,716
Cost                      $  2,276,492     $    457,891     $  2,134,342     $    686,841
                          ===============================================================
Fair value                $  8,164,858     $  1,642,275     $  6,192,890     $  1,992,889
                          ===============================================================


NOTE 6.          NOTES PAYABLE

The Plan had the following notes payable as of December 31, 1996 and 1995, secured by 73,810 and 110,716 shares of First Busey Corporation Class A common stock, respectively:

                                                                 1996           1995
                                                            -----------------------------

American National Bank of Chicago, due January 31, 1997     $    250,000     $    375,000
American National Bank of Chicago, due January 31, 1997          250,000          375,000
                                                            -----------------------------

                                                            $    500,000     $    750,000
                                                            =============================


As of December 31, 1996, both of the above notes payable had stated interest rates of 7.38672%. Both of the notes payable were renewed in 1997 and carry interest rates of LIBOR plus 150 basis points, adjusted quarterly, and have maturity dates of January 31, 1998.


NOTE 7.        INCOME TAX STATUS

The Internal Revenue Service has determined and informed the Company by a letter dated March 28, 1996, that the Plan is qualified and the trust established under the Plan is tax-exempt, under the appropriate sections of the Code.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.        PARTY IN INTEREST TRANSACTIONS

Parties in interest include fiduciaries or employees of the plan, any person who provides services to the plan, an employer whose employees are covered by the plan, an employee organization whose members are covered by the plan, a person who owns 50 percent or more of such an employer or employee association, or relatives of such persons just listed.

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $31,078, $25,896 and $21,773 for the three years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 9.        FORFEITED ACCOUNTS

At December 31, 1996, forfeited nonvested accounts totaled $52,436. These accounts will be allocated to participants' accounts.

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





Champaign, Illinois
March 24, 1997

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST


REPORTABLE TRANSACTIONS
Year Ended December 31, 1996


-------------------------------------------------------------------------------

                     Total         Total        Total         Total       Net
                   Number of     Number of     Purchase      Selling      Gain
Description        Purchases       Sales         Price        Price      (Loss)
-------------------------------------------------------------------------------







                                       None









FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST


PARTY IN INTEREST TRANSACTIONS
Year Ended December 31, 1996


-------------------------------------------------------------------------------

                                                                   Transaction
             Description of Transaction                               Amount
-------------------------------------------------------------------------------

Management fees paid to First Busey Trust & Investment Co.         $    31,078









                    CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-30095) under the Securities Act of 1933 of First Busey Corporation of our report dated March 24, 1997 on our audits of the financial statements of First Busey Corporation Employee Stock Ownership Plan and Trust as of December 31, 1996 and 1995, and for each of the three years ended
December 31, 1996 and supporting schedules as of December 31, 1996, which is included in the Annual Report on Form 11-K for the year ended December 31, 1996.





                                        McGLADREY & PULLEN, LLP


Champaign, Illinois
June 17, 1997