Form 10-K/A
period 1996-12-31
FIRST BUSEY CORP /NV/
filed 1997-07-02
CIK 314489

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

21.1      List of Subsidiaries of First Busey Corporation*

23.1      Consent of Independent Public Accountants*

27        Financial Data Schedule*

99.1      Form 11-K Annual Report for First Busey Corporation
          Profit Sharing Plan and Trust (Registration No. 33-
          30095) for the fiscal year ended December 31, 1996*

99.1(A)   Consent of Independent Accountants*

99.2      Form 11-K Annual Report for First Busey Corporation
          Employee Stock Ownership Plan (Registration No. 33-
          60402) for the fiscal year ended
          December 31, 1996*

99.2(A)   Consent of Independent Accountants

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


                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on June 30, 1997.

                                   FIRST BUSEY CORPORATION
                                   BY //DOUGLAS C. MILLS//
                                      --------------------
                                   Douglas C. Mills
                                   Chairman of the Board, President
                                   and Chief Executive Officer

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-60402) under the Securities Act of 1933 of First Busey Corporation of our report dated March 24, 1997 on our audits of the financial statements of First Busey Corporation Employee Stock Ownership Plan and Trust as of December 31, 1996 and 1995, and for each of the three years ended December 31, 1996 and supporting schedules as of December 31, 1996, which is included in the Annual Report on Form 11-K for the year ended December 31, 1996.





                                        McGLADREY & PULLEN, LLP


Champaign, Illinois
June 17, 1997