Form 10-Q
period 1997-06-30
FIRST BUSEY CORP /NV/
filed 1997-08-14
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 1O-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/97             Commission File No. 0-15950



                        FIRST BUSEY CORPORATION

          (Exact name of registrant as specified in its charter)

                     Nevada                            37-1078406
       -------------------------------            --------------------
       (State or other jurisdiction of              I.R.S. Employer
        incorporation or organization)            Identification No.)

                201 W. Main St.
                Urbana, Illinois                         61801
       -------------------------------            --------------------
             (Address of principal                     (Zip Code)
               executive offices)

     Registrant's telephone number, including area code:  (217) 365-4556


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__    No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

                     Class                        Outstanding at August 6, 1997
   ---------------------------------------        -----------------------------
   Class A Common Stock, without par value                    5,790,728
   Class B Common Stock, without par value                    1,125,000

                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 30, 1997    December 31, 1996
                                                                          ---------------    -----------------
                                                                                (Dollars in thousands)
ASSETS

Cash and due from banks                                                           $40,049         $33,738

Federal funds sold                                                                 10,500               0
Securities held to maturity (fair value 1997  $51,396; 1996  $61,422)              50,738          55,107
Securities available for sale (amort. cost 1997  $158,970; 1996 $177,040)         165,663         171,243
Loans (net of unearned  interest)                                                 591,103         569,500
Allowance for loan losses                                                          (6,517)         (6,131)
                                                                             ------------    ------------
    Net loans                                                                    $584,586        $563,369

Premises and equipment                                                             22,639          21,588
Other assets                                                                       18,649          19,873
                                                                             ------------    ------------
        Total assets                                                             $892,824        $864,918
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                          $78,590       $  78,077
    Interest bearing                                                              714,829         688,850
                                                                             ------------    ------------
    Total deposits                                                               $793,419        $766,927

Short-term borrowings                                                               6,000          14,405
Long-term debt                                                                     10,000           5,000
Other liabilities                                                                   5,291           5,169
                                                                             ------------    ------------
        Total liabilities                                                        $814,710        $791,501
                                                                             ------------    ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                  $      -        $      -
Common stock                                                                        6,291           6,291
Surplus                                                                            20,709          20,594
Retained earnings                                                                  50,141          47,402
Unrealized gain (loss) on securities available for sale, net                        4,350           3,285
                                                                             ------------    ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                        $81,491        $ 77,572
Treasury stock, at cost                                                            (2,753)         (3,489)
Unearned ESOP shares and deferred compensation for stock grants                      (624)           (666)
                                                                             ------------    ------------
        Total stockholders' equity                                                $78,114        $ 73,417
                                                                             ------------    ------------
        Total liabilities and stockholders' equity                               $892,824       $ 864,918
                                                                             ============    ============
Class A Common Shares outstanding at period end                                 5,790,814       5,721,712
                                                                             ============    ============
Class B Common Shares outstanding at period end                                 1,125,000       1,125,000
                                                                             ============    ============

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 30, 1997       June 30, 1996
                                                                          ---------------    -----------------
                                                                                (Dollars in thousands)
ASSETS

Cash and due from banks                                                           $40,049         $37,530

Federal funds sold                                                                 10,500               0
Securities held to maturity (fair value 1997  $51,396; 1996 $61,422)               50,738          61,293
Securities available for sale (amort. cost 1997  $158,970;  1996 $177,040)        165,663         179,912
Trading securities at fair value                                                                    1,854
Loans (net of unearned  interest)                                                 591,103         537,873
Allowance for loan losses                                                          (6,517)         (5,543)
                                                                             ------------    ------------
    Net loans                                                                    $584,586        $532,330

Premises and equipment                                                             22,639          21,300
Other assets                                                                       18,649          21,250
                                                                             ------------    ------------
        Total assets                                                             $892,824        $855,469
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                          $78,590         $76,183
    Interest bearing                                                              714,829         682,980
                                                                             ------------    ------------
    Total deposits                                                               $793,419        $759,163

Short-term borrowings                                                               6,000          16,916
Long-term debt                                                                     10,000           5,000
Other liabilities                                                                   5,291           5,704
                                                                             ------------    ------------
        Total liabilities                                                        $814,710        $786,783
                                                                             ------------    ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                  $      -        $      -
Common stock                                                                        6,291           6,291
Surplus                                                                            20,709          20,395
Retained earnings                                                                  50,141          44,858
Unrealized gain (loss) on securities available for sale, net                        4,350           1,868
                                                                             ------------    ------------
        Total stockholders' equity before treasury stock, unearned ESOP           $81,491        $ 73,412
        shares and deferred compensation for stock grants
Treasury stock, at cost                                                            (2,753)         (4,000)
Unearned ESOP shares and deferred compensation for stock grants                      (624)           (726)
                                                                             ------------    ------------
        Total stockholders' equity                                                $78,114         $68,686
                                                                             ------------    ------------
        Total liabilities and stockholders' equity                               $892,824        $855,469
                                                                             ============    ============
Class A Common Shares outstanding at period end                                 5,790,814       5,669,306
                                                                             ============    ============
Class B Common Shares outstanding at period end                                 1,125,000       1,125,000
                                                                             ============    ============

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                     1997          1996
                                                                  ----------    ----------
                                                                   (Dollars in thousands,
                                                                  except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                       $24,589      $ 21,774
    Interest and dividends on investment securities:
        Taxable interest income                                        5,188         6,768
        Non-taxable interest income                                    1,002         1,036
        Dividends                                                         53            61
    Interest on federal funds sold                                       148           392
                                                                  ----------    ----------
        Total interest income                                        $30,980      $ 30,031
                                                                  ----------    ----------

INTEREST EXPENSE:
    Deposits                                                         $14,419       $14,072
    Short-term borrowings                                                320           623
    Long-term debt                                                       247           138
                                                                  ----------    ----------
        Total interest expense                                       $14,986       $14,833
                                                                  ----------    ----------
        Net interest income                                          $15,994       $15,198
Provision for loan losses                                                400           250
                                                                  ----------    ----------
        Net interest income after provision for loan losses          $15,594       $14,948
                                                                  ----------    ----------

OTHER INCOME:
    Trust                                                             $1,625        $1,286
    Commissions and brokers fees, net                                    507           421
    Service charges on deposit accounts                                1,464         1,432
    Other service charges and fees                                       603           441
    Security gains (losses), net                                         265             5
    Trading security gains (losses), net                                   2          (132)
    Gain on sales of pooled loans                                        117           116
    Other operating income                                               410           485
                                                                  ----------    ----------
        Total other income                                            $4,993        $4,054
                                                                  ----------    ----------

OTHER EXPENSES:
    Salaries and wages                                                $6,011        $5,759
    Employee benefits                                                  1,300         1,124
    Net occupancy expense of bank premises                             1,066           948
    Furniture and equipment expenses                                     855           793
    Data processing                                                      822           684
    Stationery, supplies and printing                                    345           344
    Foreclosed property write-downs and expenses                           0            75
    Amortization expense                                                 660           660
    Other operating expenses                                           2,342         2,091
                                                                  ----------    ----------
        Total other expenses                                         $13,401       $12,478
                                                                  ----------    ----------
        Income before income taxes                                    $7,186        $6,524
Income taxes                                                           2,131         1,905
                                                                  ----------    ----------
        Net income                                                    $5,055        $4,619
                                                                  ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:            $0.72         $0.67
                                                                  ==========    ==========
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                             $0.3400       $0.3333
                                                                  ==========    ==========
    Class B Common Stock                                             $0.3091       $0.3030
                                                                  ==========    ==========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                     1997          1996
                                                                  ----------    ----------
                                                                   (Dollars in thousands,
                                                                  except per share amounts)
INTEREST INCOME:
share amounts)
    Interest and fees on loans                                       $12,581      $ 11,171
    Interest and dividends on investment securities:
        Taxable interest income                                        2,547         3,237
        Non-taxable interest income                                      502           525
        Dividends                                                         25            28
    Interest on federal funds sold                                        48            70
                                                                  ----------    ----------
        Total interest income                                        $15,703      $ 15,031
                                                                  ----------    ----------

INTEREST EXPENSE:
    Deposits                                                          $7,269        $6,943
    Short-term borrowings                                                188           262
    Long-term debt                                                       146            69
                                                                  ----------    ----------
        Total interest expense                                        $7,603        $7,274
                                                                  ----------    ----------
        Net interest income                                           $8,100        $7,757
Provision for loan losses                                                200           100
                                                                  ----------    ----------
        Net interest income after provision for loan losses           $7,900        $7,657
                                                                  ----------    ----------

OTHER INCOME:
    Trust                                                               $850          $670
    Commissions and brokers fees, net                                    220           216
    Service charges on deposit accounts                                  744           733
    Other service charges and fees                                       333           240
    Security gains (losses), net                                         166             4
    Trading security gains (losses), net                                   1           (44)
    Gain on sales of pooled loans                                         82            68
    Other operating income                                               141           228
                                                                  ----------    ----------
        Total other income                                            $2,537        $2,115
                                                                  ----------    ----------

OTHER EXPENSES:
    Salaries and wages                                                $3,006        $2,907
    Employee benefits                                                    627           556
    Net occupancy expense of bank premises                               501           480
    Furniture and equipment expenses                                     425           399
    Data processing                                                      463           348
    Stationery, supplies and printing                                    161           186
    Foreclosed property write-downs and expenses                           0            71
    Amortization expense                                                 330           330
    Other operating expenses                                           1,146         1,048
                                                                  ----------    ----------
        Total other expenses                                          $6,659        $6,325
                                                                  ----------    ----------
        Income before income taxes                                    $3,778        $3,447
Income taxes                                                           1,131         1,019
                                                                  ----------    ----------
        Net income                                                    $2,647        $2,428
                                                                  ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:            $0.38         $0.35
                                                                  ==========    ==========
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                             $0.1700       $0.1667
                                                                  ==========    ==========
    Class B Common Stock                                             $0.1545       $0.1515
                                                                  ==========    ==========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                 1997          1996
                                                                             ----------    ----------
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                   $5,055        $4,619
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             1,686         1,646
        Provision for loan losses                                                   400           250
        Decrease in deferred income taxes                                          (625)         (401)
        Amortization of investment security discounts                              (195)         (892)
        Gain on sales of investment securities, net                                (265)           (5)
        Proceeds from sales of pooled loans                                      13,734        12,995
        Loans originated for sale                                               (14,139)      (14,834)
        Gain on sale of pooled loans                                               (117)         (116)
        Loss on sales and dispositions of premises and equipment                      0             9
        Change in assets and liabilities:
           Increase (decrease) in other assets                                      642         1,486
           Increase (decrease) in accrued expenses                                 (179)          (23)
           Increase (decrease) in interest payable                                  (96)         (164)
           Increase in income taxes payable                                         397           574
                                                                             ----------    ----------
                Net cash provided by operating activities                        $6,298        $5,144
                                                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale              $3,274        $8,049
    Proceeds from maturities of securities classified available for sale         57,490       352,724
    Proceeds from maturities of securities classified held to maturity            5,450        18,323
    Purchase of securities classified available for sale                        (53,116)     (320,675)
    Purchase of securities classified held to maturity                           (1,050)      (17,951)
    (Increase) decrease in federal funds sold                                   (10,500)          650
    Increase in loans                                                           (21,122)      (54,677)
    Purchases of premises and equipment                                          (2,036)         (412)
    Proceeds from sales of premises and equipment                                     1             0
                                                                             ----------    ----------
                Net cash (used in) investing activities                        ($21,609)     ($13,969)
                                                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                          $23,503      ($18,255)
    Net increase in demand, money market and saving deposits                      2,989        32,521
    Cash dividends paid                                                          (2,316)       (2,235)
    Purchase of treasury stock                                                     (402)         (367)
    Proceeds from sale of treasury stock                                          1,253            41
    Principal payments on short-term borrowings                                  (2,000)       (1,250)
    Proceeds from long-term borrowings                                            5,000             0
    Net increase (decrease) in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings             (6,405)       (3,458)
                                                                             ----------    ----------
                Net cash provided by (used in) financing activities             $21,622        $6,997
                                                                             ----------    ----------
                Net increase (decrease) in cash and cash equivalents             $6,311       ($1,828)
Cash and due from banks, beginning                                              $33,738        39,358
                                                                             ----------    ----------
Cash and due from banks, ending                                                 $40,049       $37,530
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


NOTE 2:  LOANS
The major classifications of loans at June 30, 1997 and December 31, 1996 were as follows:

                                                           June 30, 1997      December 31, 1996
                                                     ------------------------------------------
                                                           (Dollars in thousands)
Commercial                                                       $64,495            $62,065
Real estate construction                                          27,491             26,184
Real estate - farmland                                            11,721             11,468
Real estate - 1-4 family residential mortgage                    221,643            207,946
Real estate - multifamily mortgage                                74,608             74,245
Real estate - non-farm nonresidential mortgage                   136,168            131,350
Installment                                                       40,311             39,707
Agricultural                                                      14,667             16,537
                                                     ------------------------------------------
                                                                $591,104           $569,502
Less:
    Unearned interest                                                  1                  2
                                                     ------------------------------------------
                                                                $591,103           $569,500
                                                     ------------------------------------------
Less:
    Allowance for loan losses                                      6,517              6,131
                                                     ------------------------------------------
    Net loans                                                   $584,586           $563,369
                                                     ==========================================

The real estate-mortgage category includes loans held for sale with carrying values of $1,969,000 at June 30, 1997 and $1,447,000 at December 31, 1996;
these loans had fair market values of $1,996,000 and $1,457,000, respectively.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                             June 30,
                                                                     1997            1996                1997            1996
                                                                ------------     ------------        ------------     ------------
Net income                                                        $2,647,000       $2,428,000          $5,055,000       $4,619,000
Shares:
    Weighted average common shares outstanding                     6,914,134        6,795,518           6,912,760        6,800,539

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method              100,475          133,507             100,163          120,583
                                                                ------------     ------------        ------------     ------------
Weighted average common shares outstanding,
    as adjusted                                                    7,014,609        6,929,025           7,012,923        6,921,122
                                                                ============     ============        ============     ============
Net income per share of common stock and stock equivalents:            $0.38            $0.35               $0.72            $0.67
                                                                ============     ============        ============     ============


NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

                                                                                    1997              1996
                                                                                 ----------        ----------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                                               $15,082           $14,997
                                                                                 ==========        ==========
             Income taxes                                                            $1,966            $1,713
                                                                                 ==========        ==========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                               $27              $351
                                                                                 ==========        ==========

        Change in unrealized gain (loss) on securities available for sale            $1,639           ($1,885)
                                                                                 ==========        ==========

        (Decrease) increase in deferred income taxes attributable to the
        unrealized (gain) loss on investment securities available for sale            ($574)             $660
                                                                                 ==========        ==========

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 1997 (unaudited) when compared with December 31, 1996 and the results of operations for the six months ended June 30, 1997 and 1996 (unaudited) and the results of operations for the three months ended June 30, 1997 and 1996 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT JUNE 30, 1997 AS COMPARED TO DECEMBER 31, 1996

Total assets increased $27,906,000, or 3.2%, to $892,824,000 at June 30, 1997
from $864,918,000 at December 31, 1996.

Securities held to maturity decreased $4,369,000, or 7.9%, to $50,738,000 at June 30, 1997 from $55,107,000 at December 31, 1996. Securities available for sale decreased $5,580,000, or 3.3%, to $165,663,000 at June 30, 1997 from
$171,243,000 at December 31, 1996, as security maturities were used to help finance loan growth.

Loans increased $21,603,000 or 3.8%, to $591,103,000 at June 30, 1997 from
$569,500,000 at December 31, 1996, primarily due to increases in commercial and mortgage loans.

Total deposits increased $26,492,000, or 3.5%, to $793,419,000 at June 30, 1997
from $766,927,000 at December 31, 1996. Non-interest bearing deposits increased 0.7% to $78,590,000 at June 30, 1997 from $78,077,000 at December 31, 1996.
Interest bearing deposits increased 3.8% to $714,829,000 at June 30, 1997 from $688,850,000 at December 31, 1996. Short-term borrowings decreased $8,405,000, or 58.3%, to $6,000,000 at June 30, 1997, as compared to $14,405,000 at December
31, 1996.  This was due primarily to a decrease in federal funds purchased.

In the first six months of 1997, the Corporation repurchased 17,311 shares of its Class A stock at an aggregate cost of $402,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of June 30, 1997, 2,250 of the 58,500 options which became exercisable on January 1, 1995 (and expire December 31, 1997) have not yet been exercised and 49,278 of the 133,441 options which became exercisable on January 1, 1997 (and expire December 31, 1999) have not yet been exercised. The Corporation's Board of Directors has extended the Stock Repurchase Plan to June 30, 1998. It is anticipated that the Corporation may from time to time continue to make purchases of its common stock in order to meet future issuance requirements.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                   June 30, 1997        December 31, 1996
                                                                                -----------------      ------------------
                                                                                         (Dollars in thousands)
Non-accrual loans                                                                          $0                    $0
Loans 90 days past due, still accruing                                                  1,781                 1,002
Restructured loans                                                                          0                     0
Other real estate owned                                                                   441                   805
Non-performing other assets                                                                 1                     1
                                                                                -----------------      ------------------
    Total non-performing assets                                                        $2,223                $1,808
                                                                                =================      ==================
Total non-performing assets as a percentage of total assets                             0.25%                 0.21%
                                                                                =================      ==================
Total non-performing assets as a percentage of loans plus non-performing assets         0.38%                 0.32%
                                                                                =================      ==================

The ratio of non-performing assets to loans plus non-performing assets increased to 0.38% at June 30, 1997 from 0.32% at December 31, 1996. This was due to an increase in the balance of non-accrual loans, offset partially by a decrease in the balance of other real estate owned. The balance of loans outstanding increased during the period at a rate slower than the rate of growth in non-performing assets, thereby causing an increase in the percentage of non-performing assets.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO JUNE 30, 1996

SUMMARY

Net income for the six months ended June 30, 1997 increased 9.4% to $5,055,000 as compared to $4,619,000 for the comparable period in 1996. Earnings per share increased 7.5% to $.72 at June 30, 1997 as compared to $.67 for the same period in 1996.

Operating earnings, which exclude security gains and the related tax expense, were $4,883,000, or $.70 per share for the six months ended June 30, 1997, as compared to $4,616,000, or $.67 per share for the same period in 1996.

The Corporation's return on average assets was 1.18% for the six months ended June 30, 1997, as compared to 1.09% for the comparable period in 1996. The return on average assets from operations of 1.14% for the six months ended June 30, 1997 was 5 basis points higher than the 1.09% level achieved in the comparable period of 1996.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.24% for the six months ended June 30, 1997, as compared to 4.07% for the same period in 1996. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.88% for the six months ended June 30, 1997, compared to 3.74% for the same period in
1996.   The increase in the net interest margin reflects the increase in interest income the Corporation experienced due to an increase in average earning assets and a larger net interest spread.

During the six months ended June 30, 1997, the Corporation recognized security gains of approximately $172,000, after income taxes, representing 3.4% of net income. During the same period in 1996, security gains of $3,000, after income taxes, were recognized, representing 0.1% of net income.

INTEREST INCOME

Interest income, on a tax equivalent basis, for the six months ended June 30, 1997 increased 3.1% to $31,676,000 from $30,727,000 for the comparable period in 1996. The increase in interest income resulted from an increase in average earning assets of $9,660,000 for the period ended June 30, 1997, as compared to the same period of 1996, along with a 7 basis point increase in the average yield on interest earning assets to 8.04% in the current period when compared to the same period in 1996. The increase in yield resulted from the reinvestment of security proceeds into loans, while yields for all interest-earning assets declined in the current period, when compared to the same period in 1996.

INTEREST EXPENSE

Total interest expense increased 1.0% for the six months ended June 30, 1997 as compared to the prior year period. This increase resulted in large part from a 29 basis point increase in the average rate paid on transaction deposits and a 7 basis point increase in the average rate paid on time deposit balances for the six months ended June 30, 1997, as compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $400,000 for the six months ended June 30, 1997 is $150,000 more than the provision for the comparable period in 1996. The provision and the net charge-offs of $14,000 for the period resulted in the reserve representing 1.10% of total loans and 366% of non-performing loans at June 30, 1997, as compared to the reserve representing 1.08% of total loans and 612% of non-performing loans at December 31, 1996. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

In recent years, the Corporation has grown its installment loan portfolio through bank-approved dealer paper, installment car loans originated by dealers at the time of sale. It is possible that a weakening in the economic cycle could adversely affect the quality of these loans and resultant charge-offs may necessitate larger loan loss provisions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security gains, increased 16.8% for the six months ended June 30, 1997 as compared to the same period in 1996. This was a combination of increases in trust revenue, commissions and brokers fees, and other service charges and fees, for the six months ended June 30, 1997 as compared to the same period in 1996. As of June 30, 1997, the asset management divisions of the Corporation had $887,293,000 in assets under care, an increase of 27.2% from $697,342,000 at June 30, 1997. Gains of $117,000 were recognized on the sale of $13,617,000 of pooled loans for the six months ended June 30, 1997 as compared to gains of $116,000 on the sale of $12,879,000 of pooled loans in the prior year period.

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

Total other expense increased 7.4% or $923,000 for the six months ended June 30, 1997 as compared to the same period in 1996.

Salaries and wages expense increased $252,000 or 4.4% and employee benefits expense increased $176,000 or 15.7% for the six months ended June 30, 1997, as compared to the same period last year. The Corporation had 393 full time equivalent employees as of June 30, 1997 as compared to 387 as of June 30, 1996. Occupancy and furniture and equipment expenses increased 10.3% to $1,921,000 for the six months ended June 30, 1997 from $1,741,000 in the prior year period. Data processing expense increased $138,000 or 20.2% to $822,000 for the six
months ended June 30, 1997 from the prior year period.   There were no
foreclosed property write-downs and expenses in the current period, while there was $75,000 of expense for the six months ended June 30, 1996.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, increased to 2.02% for the six months ended June 30, 1997 from 1.95% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the six months ended
June 30, 1997 was 62.6%, identical to the ratio achieved for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are each 62.9%. The static nature of the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the six months ended June 30, 1997 increased to $2,131,000 as compared to $1,905,000 for the comparable period in 1996. As a percent of income before taxes, the provision for income taxes increased to 29.7% for the six months ended June 30, 1997 from 29.2% for the same period in 1996.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO JUNE 30, 1996

SUMMARY

Net income for the three months ended June 30, 1997 increased 9.0% to $2,647,000 as compared to $2,428,000 for the comparable period in 1996. Earnings per share increased 8.6% to $.38 at June 30, 1997 as compared to $.35 for the same period in 1996.

Operating earnings, which exclude security gains and the related tax expense, were $2,540,000, or $.37 per share for the three months ended June 30, 1997, as compared to $2,426,000, or $.35 per share for the same period in 1995.

The Corporation's return on average assets was 1.22% for the three months ended June 30, 1997, as compared to 1.15% achieved for the comparable period in 1996. The return on average assets from operations of 1.17% for the three months ended June 30, 1997 was more than the 1.14% level achieved in the comparable period of 1996.

The net interest margin expressed as a percentage of average earning assets was 4.26% for the three months ended June 30, 1997, an increase of 9 basis points from the level achieved for the like period in 1996. The net interest margin expressed as a percentage of average total assets was 3.90% for the three months ended June 30, 1997, compared to 3.83% for the same period in 1996.

During the three months ended June 30, 1997, the Corporation recognized security gains of approximately $108,000, after income taxes, representing 4.1% of net income. During the same period in 1996, security gains of approximately $2,000, after income taxes, were recognized, representing an insignificant portion of net income.


INTEREST INCOME

Interest income on a fully taxable equivalent basis increased $668,000, or 4.3% for the three months ended June 30, 1997 from the same period in 1996. The increase resulted from a higher level of interest income on greater average volumes of loans, offset in part by lower levels of interest income on lower average balances of U.S. government obligations outstanding, for the three months ended June 30, 1997 as compared to the same period of 1996. The yield on interest earning assets increased 17 basis points for the three months ended June 30, 1997 as compared to the same period in 1996.

INTEREST EXPENSE

Total interest expense increased 4.5% for the three months ended June 30, 1997 as compared to the prior year period. This increase resulted in large part from a $10,428,000 increase in average time deposit balances and 41 basis point and 15 basis point increases in average rates on transaction deposits and time deposits, respectively, for the three months ended June 30, 1997, as compared to the same period in 1996.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, increased 12.3% for the three months ended June 30, 1997 as compared to the same period in 1996. This was a combination of increased trust revenue, and other service charges and fees. Gains of $82,000 were recognized on the sale of $8,472,000 of pooled loans for the three months ended June 30, 1997 as compared to gains of $68,000 on the sale of $8,419,000 of pooled loans in the prior year period.

Total other expense increased 5.3% or $334,000 for the three months ended June 30, 1997 as compared to the same period in 1996

Salaries and wages expense increased $99,000 or 3.4% and employee benefits expense increased $71,000 or 12.8% for the three months ended June 30, 1997, as compared to the same period last year. Occupancy and furniture and equipment expenses increased 5.4% to $926,000 for the three months ended June 30, 1997 from $879,000 in the prior year period. Data processing expense increased $115,000 or 33.0% to $463,000 for the three months ended June 30, 1997 from the
prior year period.   Foreclosed property write-downs and expenses decreased to
nothing in the current period from $71,000 for the three months ended June 30, 1997.

The consolidated efficiency ratio for the three months ended June 30, 1997 was 61.5% as compared to 61.9% for the prior year period. When the gains on the sales of pooled loans are excluded, this ratio is 62.3% for each period. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended June 30, 1997 increased to $1,131,000 as compared to $1,019,000 for the comparable period in 1996. As a percent of income before taxes, the provision for income taxes increased to 29.9% for the three months ended June 30, 1997 from 29.6% for the same period in 1996.

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-
reinvested asset maturities, deposits and capital funds.   Long-term liquidity
needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation purchases federal funds as a service to its respondent banks, but generally does not rely upon these purchases for liquidity needs.
Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $4,500,000 available as of June 30, 1997.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased to 11.9% at June 30, 1996 from
10.1% at December 31, 1996.   This is the ratio of total large liabilities to
total liabilities, and is low in comparison to the Corporation's peers. This change was due largely to a $25,197,000 increase in time deposits over $100,000 and a $6,400,000 decrease in federal funds purchased which resulted in a higher ratio of large liabilities to total liabilities.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 1997, the Corporation earned $5,055,000 and paid dividends of $2,316,000 to stockholders, resulting in a retention of current earnings of $2,739,000. The Corporation's dividend payout for the six months ended June 30, 1997 was 45.8%. The Corporation's risk-based capital ratio was 12.90% and the leverage ratio was 7.65% as of June 30, 1997, as compared to 12.48% and 7.14% respectively as of December 31, 1996. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of June 30, 1997.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 1997.

                                                                            Rate Sensitive Within
                                             ---------------------------------------------------------------------------------
                                                 1-30        31-90          91-180        181 Days-       Over
                                                 Days         Days           Days          1 Year        1 Year        Total
                                             ---------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

Federal funds sold                             $10,500             $0             $0             $0            $0      $10,500
Investment securities
    U.S. Governments                             7,126         14,082         30,243         36,457        70,254      158,162
    Obligations of states and
        political subdivisions                     354              0          5,847            895        29,687       36,783
    Other securities                             2,167             58            584            519        18,128       21,456
Loans (net of unearned int.)                   182,006         27,271         29,628         71,651       280,547      591,103
                                             ---------------------------------------------------------------------------------
    Total rate-sensitive assets               $202,153        $41,411        $66,302       $109,522      $398,616     $818,004
                                             ---------------------------------------------------------------------------------

Interest bearing transaction
    deposits                                  $142,600            $0              $0             $0            $0     $142,600
Savings deposits                                78,175             0               0              0             0       78,175
Money market deposits                          123,689             0               0              0             0      123,689
Time deposits                                   41,126        58,250          69,677         86,857       114,455      370,365
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                        0             0               0              0             0            0
    Other                                        6,000             0               0              0             0        6,000
Long-term debt                                       0             0               0              0        10,000       10,000
                                             ---------------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                           $391,590       $58,250         $69,677        $86,857      $124,455     $730,829
                                             ---------------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities           ($189,437)     ($16,839)        ($3,375)       $22,665      $274,161      $87,175
                                             ---------------------------------------------------------------------------------


    Cumulative gap                           ($189,437)    ($206,276)      ($209,651)     ($186,986)     $87,175
                                             =================================================================================
    Cumulative gap as a
       percentage of total
       rate-sensitive assets                   -23.16%       -25.22%         -25.63%        -22.86%     10.66%
                                             =================================================================================
    Cumulative ratio (cumulative RSA/RSL)       0.52X          0.54X           0.60X          0.69X      1.12X           1.12X
                                             =================================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $189.4 million in the 1-30 day repricing category. The gap beyond 30 days, through 180 days, becomes slightly more liability sensitive as rate-sensitive assets that reprice in those time periods are slightly less in volume than rate-sensitive liabilities that are subject to repricing in the same respective time
periods.   The gap beyond 180 days becomes less liability sensitive as rate-
sensitive assets that reprice after 180 days become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at June 30, 1997, will benefit the Corporation more if interest rates fall during the next 180 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 180 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                       1997                               1996
                                                     -----------------------------------------------------------------------
                                                        Average      Income/    Yield      Average      Income/     Yield/
                                                        Balance      Expense     Rate      Balance      Expense      Rate
                                                     -----------------------------------------------------------------------
                                                                              (Dollars in thousands)
ASSETS
    Federal funds sold                                    $5,561        $148     5.36%      $14,548        $392     5.42%
    Investment securities
        U.S. Government obligations                      163,457       4,734     5.84%      210,816       6,146     5.86%
        Obligations of states and political
            subdivisions (1)                              36,989       1,543     8.41%       37,977       1,594     8.44%
        Other securities                                  20,605         507     4.96%       24,079         683     5.70%
    Loans (net of unearned interest) (1) (2)             567,982      24,744     8.79%      497,514      21,912     8.86%
                                                       ---------------------              ---------------------
    Total interest earning assets                       $794,594     $31,676     8.04%     $784,934     $30,727     7.87%
                                                                     =======                            =======

    Cash and due from banks                               38,241                             34,832
    Premises and equipment                                22,236                             21,465
    Reserve for possible loan losses                      (6,337)                            (5,582)
    Other assets                                          18,072                             20,045
                                                        --------                           --------

Total Assets                                            $866,806                           $855,694
                                                        ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits               $145,648      $1,373     1.90%     $131,916      $1,059     1.61%
    Savings deposits                                      82,113       1,327     3.26%       79,040       1,225     3.12%
    Money market deposits                                119,682       2,219     3.74%      134,735       2,538     3.79%
    Time deposits                                        347,663       9,500     5.51%      341,868       9,250     5.44%
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                     2,921          85     5.87%       12,347         318     5.17%
        Other                                              6,714         235     7.05%        8,557         305     7.17%
    Long-term debt                                         8,591         247     5.80%        5,000         138     5.55%
                                                       ---------------------              ---------------------
    Total interest bearing liabilities                  $713,332     $14,986     4.24%     $713,463     $14,833     4.18%
                                                                     =======                            =======

    Net interest spread                                                          3.80%                              3.69%
                                                                               =======                            =======

    Demand deposits                                       72,466                             68,535
    Other liabilities                                      5,689                              5,554
    Stockholders' equity                                  75,319                             68,142
                                                        --------                           --------

Total Liabilities and Stockholders' Equity              $866,806                           $855,694
                                                        ========                           ========

Interest income / earning assets (1)                    $794,594     $31,676     8.04%     $784,934     $30,727     7.87%
Interest expense / earning assets                        794,594      14,986     3.80%      784,934      14,833     3.80%
                                                                  ---------------------              ---------------------

Net interest margin (1)                                              $16,690     4.24%                  $15,894     4.07%
                                                                  =====================              =====================

    (1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.
    (2) Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                          Change due to (1)

                                                   Average      Average       Total
                                                   Volume      Yield/Rate     Change
                                                  -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                             ($239)         ($5)        ($244)
    Investment securities:
        U.S. Government obligations               (1,389)         (23)       (1,412)
        Obligations of states and political
            subdivisions (2)                         (44)          (7)          (51)
        Other securities                             (92)         (84)         (176)
    Loans (2)                                      3,134         (302)        2,832
                                                  -----------------------------------

Change in interest income (2)                     $1,370        ($421)         $949
                                                  -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits           $116         $198          $314
    Savings deposits                                  46           56           102
    Money market deposits                           (284)         (35)         (319)
    Time deposits                                    141          109           250
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                              (282)          49          (233)
        Other                                        (65)          (5)          (70)
    Long-term debt                                   103            6           109
                                                  -----------------------------------

Change in interest expense                         ($225)        $378          $153
                                                  -----------------------------------

Increase in net interest income (2)               $1,595        ($799)         $796
                                                  ===================================

 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 1997 AND 1996

                                                                       1997                               1996
                                                     -----------------------------------------------------------------------
                                                        Average      Income/    Yield      Average      Income/     Yield/
                                                        Balance      Expense     Rate      Balance      Expense      Rate
                                                     -----------------------------------------------------------------------
                                                                              (Dollars in thousands)
ASSETS
    Federal funds sold                                    $3,466         $48     5.49%       $5,421         $71     5.22%
    Investment securities
        U.S. Government obligations                      159,621       2,318     5.83%      199,395       2,919     5.89%
        Obligations of states and political
            subdivisions (1)                              37,081         774     8.36%       38,778         808     8.38%
        Other securities                                  20,811         254     4.90%       24,066         346     5.79%
    Loans (net of unearned interest) (1) (2)             575,126      12,657     8.83%      513,897      11,239     8.80%
                                                       ---------------------              ---------------------
    Total interest earning assets                       $796,105     $16,051     8.09%     $781,557     $15,383     7.92%
                                                                     =======                            =======

    Cash and due from banks                               37,988                             35,010
    Premises and equipment                                22,529                             21,313
    Reserve for possible loan losses                      (6,425)                            (5,658)
    Other assets                                          18,340                             20,403
                                                        --------                           --------

Total Assets                                            $868,537                           $852,625
                                                        ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits               $148,418        $757     2.05%     $131,937        $539     1.64%
    Savings deposits                                      79,947         650     3.26%       81,161         624     3.09%
    Money market deposits                                117,928       1,104     3.75%      137,953       1,300     3.79%
    Time deposits                                        346,409       4,759     5.51%      335,981       4,480     5.36%
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                     5,502          79     5.75%        8,925         117     5.27%
        Other                                              6,125         108     7.08%        8,162         145     7.14%
    Long-term debt                                        10,000         146     5.85%        5,000          69     5.55%
                                                       ---------------------              ---------------------
    Total interest bearing liabilities                  $714,329      $7,603     4.27%     $709,119      $7,274     4.13%
                                                                     =======                            =======

    Net interest spread                                                          3.82%                              3.79%
                                                                               =======                            =======

    Demand deposits                                       72,374                             69,853
    Other liabilities                                      5,667                              5,585
    Stockholders' equity                                  76,167                             68,068
                                                        --------                           --------

Total Liabilities and Stockholders' Equity              $868,537                           $852,625
                                                        ========                           ========

Interest income / earning assets (1)                    $796,105     $16,051     8.09%     $781,557     $15,383     7.92%
Interest expense / earning assets                        796,105       7,603     3.83%      781,557       7,274     3.75%
                                                                  ---------------------              ---------------------

Net interest margin (1)                                               $8,448     4.26%                   $8,109     4.17%
                                                                  =====================              =====================

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.
(2) Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 1997 AND 1996

                                                          Change due to (1)

                                                   Average      Average       Total
                                                   Volume      Yield/Rate     Change
                                                  -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                              ($27)           4          ($23)
    Investment securities:
        U.S. Government obligations                 (570)         (31)         (601)
        Obligations of states and political
            subdivisions (2)                         (32)          (2)          (34)
        Other securities                             (43)         (49)          (92)
    Loans (2)                                      1,376           42         1,418
                                                  -----------------------------------

Change in interest income (2)                       $704         ($36)         $668
                                                  -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits            $73         $145          $218
    Savings deposits                                  (9)          35            26
    Money market deposits                           (184)         (12)         (196)
    Time deposits                                    148          131           279
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                               (50)          12           (38)
        Other                                        (36)          (1)          (37)
    Long-term debt                                    73            4            77
                                                  -----------------------------------

Change in interest expense                           $15         $314          $329
                                                  -----------------------------------

Increase in net interest income (2)                 $689        ($350)         $339
                                                  ===================================

(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.

                           PART II - OTHER INFORMATION



ITEM 6:   Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed during the three months ending June 30, 1997.

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




Date:  August 8, 1997