Form 10-Q
period 1997-09-30
FIRST BUSEY CORP /NV/
filed 1997-11-14
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 1O-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/97             Commission File No. 0-15950



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

Yes  __X__    No _____


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

                     Class                        Outstanding at November 7, 1997
   ---------------------------------------        -------------------------------
   Class A Common Stock, without par value                    5,742,585
   Class B Common Stock, without par value                    1,125,000

                          PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30, 1997     December 31, 1996
                                                                           ------------------     ------------------
                                                                                   (Dollars in thousands)
ASSETS

Cash and due from banks                                                            $ 51,189             $ 33,738

Federal funds sold                                                                        0                    0
Securities held to maturity (fair value 1997  $51,362; 1996  $55,800)                50,314               55,107
Securities available for sale (amort. cost 1997  $154,111;  1996  $166,189)         162,896              171,243
Trading securities at fair value                                                                               0
Loans (net of unearned  interest)                                                   604,538              569,500
Allowance for loan losses                                                            (6,593)              (6,131)
                                                                               ============         ============
    Net loans                                                                     $ 597,945            $ 563,369

Premises and equipment                                                               22,642               21,588
Other assets                                                                         19,227               19,873
                                                                               ------------         ------------
        Total assets                                                              $ 904,213            $ 864,918
                                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                           $ 78,553             $ 78,077
    Interest bearing                                                                722,859              688,850
                                                                               ------------         ------------
    Total deposits                                                                $ 801,412            $ 766,927

Short-term borrowings                                                                 5,750               14,405
Long-term debt                                                                       10,000                5,000
Other liabilities                                                                     6,390                5,169
                                                                               ------------         ------------
        Total liabilities                                                         $ 823,552           $  791,501
                                                                               ------------         ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                 $         -          $         -
Common stock                                                                          6,291                6,291
Surplus                                                                              20,714               20,594
Retained earnings                                                                    51,554               47,402
Unrealized gain (loss) on securities available for sale, net                          5,711                3,285
                                                                               ------------         ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                          $84,270              $77,572
Treasury stock, at cost                                                              (3,006)              (3,489)
Unearned ESOP shares and deferred compensation for stock grants                        (603)                (666)
                                                                               ------------         ------------
        Total stockholders' equity                                                  $80,661              $73,417
                                                                               ------------         ------------
        Total liabilities and stockholders' equity                                 $904,213             $864,918
                                                                               ============         ============
Class A Common Shares outstanding at period end                                   5,780,728            5,721,712
                                                                               ============         ============
Class B Common Shares outstanding at period end                                   1,125,000            1,125,000
                                                                               ============         ============


                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           September 30, 1997     September 30, 1996
                                                                           ------------------     ------------------
                                                                                   (Dollars in thousands)
ASSETS

Cash and due from banks                                                             $51,189              $41,761

Federal funds sold                                                                        0                    0
Securities held to maturity (fair value 1997  $51,362; 1996  $59,281)                50,314               58,859
Securities available for sale (amort. cost 1997  $154,111;  1996  $175,775)         162,896              179,184
Trading securities at fair value                                                                             929
Loans (net of unearned  interest)                                                   604,538              562,777
Allowance for loan losses                                                            (6,593)              (5,619)
                                                                               ------------         ------------
    Net loans                                                                      $597,945             $557,158

Premises and equipment                                                               22,642               21,636
Other assets                                                                         19,227               22,086
                                                                               ------------         ------------
        Total assets                                                               $904,213             $881,613
                                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                            $78,553              $75,661
    Interest bearing                                                                722,859              707,341
                                                                               ------------         ------------
    Total deposits                                                                 $801,412             $783,002

Short-term borrowings                                                                 5,750               17,187
Long-term debt                                                                       10,000                5,000
Other liabilities                                                                     6,390                6,077
                                                                               ------------         ------------
        Total liabilities                                                          $823,552             $811,266
                                                                               ------------         ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                 $         -          $         -
Common stock                                                                          6,291                6,291
Surplus                                                                              20,714               20,491
Retained earnings                                                                    51,554               46,050
Unrealized gain (loss) on securities available for sale, net                          5,711                2,216
                                                                               ------------         ------------
        Total stockholders' equity before treasury stock, unearned ESOP
        shares and deferred compensation for stock grants                           $84,270              $75,048
Treasury stock, at cost                                                              (3,006)              (3,912)
Unearned ESOP shares and deferred compensation for stock grants                        (603)                (789)
                                                                               ------------         ------------
        Total stockholders' equity                                                  $80,661              $70,347
                                                                               ------------         ------------
        Total liabilities and stockholders' equity                                 $904,213             $881,613
                                                                               ============         ============
Class A Common Shares outstanding at period end                                   5,780,728            5,680,123
                                                                               ============         ============
Class B Common Shares outstanding at period end                                   1,125,000            1,125,000
                                                                               ============         ============

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                     1997          1996
                                                                  ----------    ----------
                                                                   (Dollars in thousands,
                                                                  except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                      $ 37,716      $ 33,726
    Interest and dividends on investment securities:
        Taxable interest income                                        7,688         9,718
        Non-taxable interest income                                    1,505         1,578
        Dividends                                                         81            90
    Interest on federal funds sold                                       243           408
                                                                  ----------    ----------
        Total interest income                                       $ 47,233     $  45,520
                                                                  ----------    ----------

INTEREST EXPENSE:
    Deposits                                                       $  22,149     $  21,313
    Short-term borrowings                                                448           845
    Long-term debt                                                       394           208
                                                                  ----------    ----------
        Total interest expense                                      $ 22,991      $ 22,366
                                                                  ----------    ----------
        Net interest income                                         $ 24,242      $ 23,154
Provision for loan losses                                                600           400
                                                                  ----------    ----------
        Net interest income after provision for loan losses         $ 23,642      $ 22,754
                                                                  ----------    ----------

OTHER INCOME:
    Trust                                                            $ 2,364       $ 1,945
    Commissions and brokers' fees, net                                   771           605
    Service charges on deposit accounts                                2,211         2,175
    Other service charges and fees                                       910           682
    Security gains, net                                                  357            90
    Trading security gains, net                                            2          (113)
    Gain on sales of pooled loans                                        293           197
    Other operating income                                               617           729
                                                                  ----------    ----------
        Total other income                                           $ 7,525       $ 6,310
                                                                  ----------    ----------

OTHER EXPENSES:
    Salaries and wages                                               $ 9,085      $  8,725
    Employee benefits                                                  1,884         1,653
    Net occupancy expense of bank premises                             1,630         1,452
    Furniture and equipment expenses                                   1,294         1,231
    Data processing                                                    1,287         1,050
    Stationery, supplies and printing                                    509           539
    Foreclosed property write-downs and expenses                           7            89
    Amortization expense                                                 991           991
    Other operating expenses                                           3,525         3,627
                                                                  ----------    ----------
        Total other expenses                                        $ 20,212       $19,357
                                                                  ----------    ----------
        Income before income taxes                                  $ 10,955       $ 9,707
Income taxes                                                           3,260         2,825
                                                                  ----------    ----------
        Net income                                                   $ 7,695       $ 6,882
                                                                  ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:           $ 1.10       $  0.99
                                                                  ==========    ==========
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                            $ 0.5200       $0.4933
                                                                  ==========    ==========
    Class B Common Stock                                            $ 0.4727       $0.4485
                                                                  ==========    ==========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                     1997          1996
                                                                  ----------    ----------
                                                                   (Dollars in thousands,
                                                                  except per share amounts)
    Interest and fees on loans                                       $13,127       $11,952
    Interest and dividends on investment securities:
        Taxable interest income                                        2,500         2,950
        Non-taxable interest income                                      503           542
        Dividends                                                         28            29
    Interest on federal funds sold                                        95            16
                                                                  ----------    ----------
        Total interest income                                        $16,253       $15,489
                                                                  ----------    ----------

INTEREST EXPENSE:
    Deposits                                                          $7,730        $7,241
    Short-term borrowings                                                128           222
    Long-term debt                                                       147            70
                                                                  ----------    ----------
        Total interest expense                                        $8,005        $7,533
                                                                  ----------    ----------
        Net interest income                                           $8,248        $7,956
Provision for loan losses                                                200           150
                                                                  ----------    ----------
        Net interest income after provision for loan losses           $8,048        $7,806
                                                                  ----------    ----------

OTHER INCOME:
    Trust                                                               $739          $659
    Commissions and brokers' fees, net                                   264           184
    Service charges on deposit accounts                                  747           743
    Other service charges and fees                                       307           241
    Security gains, net                                                   92            85
    Trading security gains, net                                            0            19
    Gain on sales of pooled loans                                        176            81
    Other operating income                                               207           244
                                                                  ----------    ----------
        Total other income                                            $2,532        $2,256
                                                                  ----------    ----------

OTHER EXPENSES:
    Salaries and wages                                                $3,074        $2,966
    Employee benefits                                                    584           529
    Net occupancy expense of bank premises                               564           504
    Furniture and equipment expenses                                     439           438
    Data processing                                                      465           366
    Stationery, supplies and printing                                    164           195
    Foreclosed property write-downs and expenses                           7            14
    Amortization expense                                                 331           331
    Other operating expenses                                           1,183         1,536
                                                                  ----------    ----------
        Total other expenses                                          $6,811        $6,879
                                                                  ----------    ----------
        Income before income taxes                                    $3,769        $3,183
Income taxes                                                           1,129           920
                                                                  ----------    ----------
        Net income                                                    $2,640        $2,263
                                                                  ==========    ==========
NET INCOME PER SHARE OF COMMON STOCK AND STOCK EQUIVALENTS:            $0.38         $0.32
                                                                  ==========    ==========
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                             $0.1800       $0.1600
                                                                  ==========    ==========
    Class B Common Stock                                             $0.1636       $0.1455
                                                                  ==========    ==========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                 1997          1996
                                                                             ----------    ----------
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                   $7,695        $6,882
    Adjustments to reconcile net income to net cash provided
    by operating activities:
        Depreciation and amortization                                             2,574         2,494
        Provision for loan losses                                                   600           400
        Decrease in deferred income taxes                                          (659)         (374)
        Amortization of investment security discounts                              (245)         (947)
        Gain on sales of investment securities, net                                (357)          (90)
        Proceeds from sales of pooled loans                                      26,774        26,763
        Loans originated for sale                                               (30,413)      (27,006)
        Gain on sale of pooled loans                                               (293)         (197)
        Loss on sales and dispositions of premises and equipment                      0            17
        Change in assets and liabilities:
           Increase in other assets                                                (856)          151
           Increase in accrued expenses                                             739           614
           Increase (decrease) in interest payable                                   46          (190)
           Increase in income taxes payable                                         436           336
                                                                             ----------    ----------
                Net cash provided by operating activities                        $6,041        $8,853
                                                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale             $10,559       $10,431
    Proceeds from maturities of securities classified available for sale         67,739       365,373
    Proceeds from maturities of securities classified held to maturity            5,887        22,097
    Purchase of securities classified available for sale                        (65,662)     (333,113)
    Purchase of securities classified held to maturity                           (1,050)      (19,556)
    Decrease in federal funds sold                                                    0           650
    Increase in loans                                                           (31,379)      (81,215)
    Purchases of premises and equipment                                          (2,575)       (1,254)
    Proceeds from sales of premises and equipment                                     1             0
                                                                             ----------    ----------
                Net cash (used in) investing activities                        ($16,480)     ($36,587)
                                                                             ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in certificates of deposit                                    $ 33,751       $13,976
    Net increase in demand, money market and saving deposits                        734        24,129
    Cash dividends paid                                                          (3,543)       (3,306)
    Purchase of treasury stock                                                     (404)         (461)
    Proceeds from sale of treasury stock                                          1,257           136
    Proceeds from short-term borrowings                                           5,000             0
    Principal payments on short-term borrowings                                  (2,500)       (2,000)
    Net decrease in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings             (6,405)       (2,337)
                                                                             ----------    ----------
                Net cash provided by (used in) financing activities             $27,890       $30,137
                                                                             ----------    ----------
                Net increase (decrease) in cash and cash equivalents            $17,451        $2,403
Cash and due from banks, beginning                                              $33,738        39,358
                                                                             ----------    ----------
Cash and due from banks, ending                                                 $51,189       $41,761
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

NOTE 2:  LOANS
The major classifications of loans at September 30, 1997 and December 31, 1996 were as follows:

                                                      September 30, 1997      December 31, 1996
                                                     ------------------------------------------
                                                           (Dollars in thousands)
Commercial                                                 $  64,935              $  62,065
Real estate construction                                      33,041                 26,184
Real estate - farmland                                        11,661                 11,468
Real estate - 1-4 family residential mortgage                228,066                207,946
Real estate - multifamily mortgage                            73,792                 74,245
Real estate - non-farm nonresidential mortgage               136,805                131,350
Installment                                                   39,535                 39,707
Agricultural                                                  16,703                 16,537
                                                     ------------------------------------------
                                                           $ 604,538              $ 569,502
Less:
    Unearned interest                                              0                      2
                                                     ------------------------------------------
                                                           $ 604,538              $ 569,500
                                                     ------------------------------------------
Less:
    Allowance for loan losses                                  6,593                  6,131
                                                     ------------------------------------------
    Net loans                                              $ 597,945              $ 563,369
                                                     ==========================================

The real estate-mortgage category includes loans held for sale with carrying values of $5,379,000 at September 30, 1997 and $1,447,000 at December 31, 1996;
these loans had fair market values of $5,416,000 and $1,457,000 respectively.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                     1997            1996                1997            1996
                                                                ------------     ------------        ------------     ------------
Net income                                                       $ 2,640,000       $2,263,000         $ 7,695,000       $6,882,000
Shares:
    Weighted average common shares outstanding                     6,911,069        6,797,680           6,912,190        6,799,579

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method              119,712          147,081             106,751          129,480
                                                                ------------     ------------        ------------     ------------
Weighted average common shares outstanding,
    as adjusted                                                    7,030,781        6,944,760           7,018,941        6,929,059
                                                                ============     ============        ============     ============
Net income per share of common stock and stock equivalents:          $  0.38            $0.32              $ 1.10            $0.99
                                                                ============     ============        ============     ============


NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

                                                                                    1997              1996
                                                                                 ----------        ----------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
            Interest                                                               $ 22,945           $22,556
                                                                                 ==========        ==========
           Income taxes                                                             $ 3,081            $2,810
                                                                                 ==========        ==========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Other real estate acquired in settlement of loans                                  $ 135              $396
                                                                                 ==========        ==========

   Change in unrealized gain (loss) on securities available for sale                $ 3,731            $1,350
                                                                                 ==========        ==========

        (Decrease) increase in deferred income taxes attributable to the
        unrealized (gain) loss on investment securities available for sale         ($ 1,305)            ($473)
                                                                                 ==========        ==========

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 1997 (unaudited) when compared with December 31, 1996 and the results of operations for the nine months ended September 30, 1997 and 1996 (unaudited) and the results of operations for the three months ended September 30, 1997 and 1996 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AS COMPARED TO DECEMBER 31, 1996

Total assets increased $34,295,000, or 4.5%, to $904,213,000 at September 30, 1997 from $864,918,000 at December 31, 1996.

Securities held to maturity decreased $4,793,000, or 8.7%, to $50,314,000 at September 30, 1997 from $55,100,000 at December 31, 1996. Securities available for sale decreased $8,347,000, or 4.9%, to $162,896,000 at September 30, 1997
from $171,243,000 at December 31, 1996, as security maturities were used to finance loan growth.

Loans increased $35,038,000 or 6.2%, to $604,538,000 at September 30, 1997 from
$569,500,000 at December 31, 1996, primarily due to increases in commercial and mortgage loans.

Total deposits increased $34,485,000, or 4.5%, to $801,412,000 at September 30, 1997 from $766,927,000 at December 31, 1996. Non-interest bearing deposits increased .6% to $78,553,000 at September 30, 1997 from $78,077,000 at December 31, 1996. Interest bearing deposits increased 4.9% to $722,859,000 at September 30, 1997 from $688,850,000 at December 31, 1996. Short-term borrowings decreased $8,655,000, or 60.0%, to $5,750,000 at September 30, 1997, as compared to $14,405,000 at December 31, 1996. This was due primarily to a decrease in repurchase agreements.

In the first nine months of 1997, the Corporation repurchased 27,397 shares of its Class A stock at an aggregate cost of $404,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of September 30, 1997, 2,250 of the 58,500 options which became exercisable on January 1, 1995 (and expire December 31, 1997) have not yet been exercised and 49,278 of the 133,441 options which became exercisable on January 1, 1997 (and expire December 31, 1999) have not yet been exercised. The Corporation's Board of Directors has extended the Stock Repurchase Plan to June 30, 1998. It is anticipated that the Corporation may from time to time continue to make purchases of its common stock in order to meet future issuance requirements.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                September 30, 1997      December 31, 1996
                                                                                ------------------     ------------------
                                                                                         (Dollars in thousands)
Non-accrual loans                                                                    $  1,012                    $0
Loans 90 days past due, still accruing                                                  2,036                 1,002
Restructured loans                                                                          0                     0
Other real estate owned                                                                   346                   805
Non-performing other assets                                                                 1                     1
                                                                                ------------------     ------------------
    Total non-performing assets                                                        $3,395                $1,808
                                                                                ==================     ==================
Total non-performing assets as a percentage of total assets                             0.38%                 0.21%
                                                                                ==================     ==================
Total non-performing assets as a percentage of loans plus non-performing assets         0.56%                 0.32%
                                                                                ==================     ==================

The ratio of non-performing assets to loans plus non-performing assets increased to 0.56% at September 30, 1997 from 0.32% at December 31, 1996. This was due to increases in the balance of non-accrual loans and the balance of loans 90 days past due and still accruing, offset partially by a decrease in the balance of other real estate owned. Although the non-performing ratios have increased over the last nine months, the Corporation's ratios compare favorably with those of its peers.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO SEPTEMBER 30, 1996

SUMMARY

Net income for the nine months ended September 30, 1997 increased 11.8% to $7,695,000 as compared to $6,882,000 for the comparable period in 1996.
Earnings per share increased 11.1% to $1.10 at September 30, 1997 as compared to $.99 for the same period in 1996.

Operating earnings, which exclude security gains and the related tax expense, were $7,463,000, or $1.07 per share for the nine months ended September 30, 1997, as compared to $6,823,000, or $.98 per share for the same period in 1996.

The Corporation's return on average assets was 1.18% for the nine months ended September 30, 1997, as compared to 1.07% for the comparable period in 1996. The return on average assets from operations of 1.14% for the nine months ended September 30, 1997 was 8 basis points higher than the 1.06% level achieved in the comparable period of 1996.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.21% for the nine months ended September 30, 1997, as compared to 4.12% for the same period in 1996. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.87% for the nine months ended September 30, 1997, compared to 3.78% for the same period
in 1996.   The increase in the net interest margin reflects the increase in the net interest spread the Corporation has experienced. The Corporation has been reinvesting investment security maturities and sales proceeds in higher yielding loans in order to increase the net interest margin.

During the nine months ended September 30, 1997, the Corporation recognized security gains of approximately $232,000, after income taxes, representing 3.0% of net income. During the same period in 1996, security gains of $59,000, after income taxes, were recognized, representing 0.9% of net income.

INTEREST INCOME

Interest income, on a tax equivalent basis, for the nine months ended September 30, 1997 increased 3.7% to $48,274,000 from $46,573,000 for the comparable period in 1996. The increase in interest income resulted from an increase in average earning assets of $17,955,000 for the period ended September 30, 1997, as compared to the same period of 1996, combined with an 11 basis point increase in the average yield on interest earning assets to 8.04% in the current period when compared to the same period in 1996.

INTEREST EXPENSE

Total interest expense increased 2.8% for the nine months ended September 30, 1997 as compared to the prior year period. This increase resulted in large part from a $15,439,000 increase in average time deposit balances and a 34 basis point increase in the average rate paid on interest bearing transaction deposits for the nine months ended September 30, 1997, as compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $600,000 for the nine months ended September 30, 1997 is $200,000 more than the provision for the comparable period in 1996. The provision and the net charge-offs of $254,000 for the period resulted in the reserve representing 1.09% of total loans and 216% of non-performing loans at September 30, 1997, as compared to the reserve representing 1.08% of total loans and 612% of non-performing loans at December 31, 1996. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

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

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security gains, increased 15.2% for the nine months ended September 30, 1997 as compared to the same period in 1996. This was a combination of increases in trust commissions and brokers' fees, other service charges and fees, and gains on sales of pooled loans along with no trading security losses for the nine months ended September 30, 1997 as compared to the same period in 1996. Gains of $293,000 were recognized on the sale of $26,481,000 of pooled loans for the nine months ended September 30, 1997 as compared to gains of $197,000 on the sale of $26,566,000 of pooled loans in the prior year period.

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

Total other expense increased 4.4% or $855,000 for the nine months ended September 30, 1997 as compared to the same period in 1996.

Salaries and wages expense increased $360,000 or 4.1% and employee benefits expense increased $231,000 or 14.0% for the nine months ended September 30,
1997, as compared to the same period last year.   The Corporation had 386 full
time equivalent employees as of September 30, 1997 as compared to 384 as of September 30, 1996. Occupancy and furniture and equipment expenses increased 9.0% to $2,924,000 for the nine months ended September 30, 1997 from $2,683,000 in the prior year period. Data processing expense increased $237,000 or 22.6% to $1,287,000 for the nine months ended September 30, 1997 from the prior year
period.   Foreclosed property write-downs and expenses decreased $82,000 to
$7,000 for the nine months ended September 30, 1997 from the prior year period. Other operating expenses decreased $102,000 or 2.8% to $3,525,000 for the nine months ended September 30, 1997.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 2.00% for the nine months ended September 30, 1997 from 2.03% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the nine months ended September 30, 1997 was 62.3% as compared to 63.6% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 62.9% and 64.0%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the nine months ended September 30, 1997 increased to $3,260,000 as compared to $2,825,000 for the comparable period in 1996. As a percent of income before taxes, the provision for income taxes increased to 29.8% for the nine months ended September 30, 1997 from 29.1% for the same period in 1996.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO SEPTEMBER 30, 1996

SUMMARY

Net income for the three months ended September 30, 1997 increased 16.7% to $2,640,000 as compared to $2,263,000 for the comparable period in 1996. Earnings per share increased 18.8% to $.38 at September 30, 1997 as compared to $.32 for the same period in 1996.

Operating earnings, which exclude security gains and the related tax expense, were $2,580,000, or $.37 per share for the three months ended September 30, 1997, as compared to $2,207,000, or $.31 per share for the same period in 1996.

The Corporation's return on average assets was 1.18% for the three months ended September 30, 1997, as compared to 1.05% achieved for the comparable period in 1996. The return on average assets from operations of 1.15% for the three months ended September 30, 1997 exceeded the 1.03% level achieved in the comparable period of 1996.

The net interest margin expressed as a percentage of average earning assets was 4.16% for the three months ended September 30, 1997, 5 basis points lower than the level achieved for the like period in 1996. The net interest margin expressed as a percentage of average total assets was 3.84% for the three months ended September 30, 1997, as compared to 3.87% for the same period in 1996.

During the three months ended September 30, 1997, the Corporation recognized security gains of approximately $60,000, after income taxes, representing 2.3% of net income. During the same period in 1996, security gains of approximately $56,000, after income taxes, were recognized, representing 2.5% of net income.

INTEREST INCOME

Interest income on a fully taxable equivalent basis increased $752,000, or 4.7% for the three months ended September 30, 1997 from the same period in 1996. The increase resulted from a higher level of interest income on greater average volumes of loans outstanding for the three months ended September 30, 1997 as compared to the same period of 1996, partially offset by a lower level of interest income on lower average balances of investment securities. The yield on interest earning assets increased 1 basis point for the three months ended September 30, 1997 as compared to the same period in 1996.

INTEREST EXPENSE

Total interest expense increased 6.3% for the three months ended September 30, 1997 as compared to the prior year period. This increase resulted in large part from a $28,475,000 increase in average time deposit balances and from a 45 basis point increase in the average rate paid on interest-bearing transaction deposit balances for the three months ended September 30, 1997, as compared to the same period in 1996.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, increased 12.4% for the three months ended September 30, 1997 as compared to the same period in 1996. This was a combination of increased trust revenue, commissions and brokers' fees and other service charges and fees. Gains of $176,000 were recognized on the sale of $12,865,000 of pooled loans for the three months ended September 30, 1997 as compared to gains of $81,000 on the sale of $13,687,000 of pooled loans in the prior year period.

Total other expense decreased 1.0% or $68,000 for the three months ended September 30, 1997 as compared to the same period in 1996.

Salaries and wages expense increased $108,000 or 3.6% and employee benefits expense increased $55,000 or 10.4% for the three months ended September 30,
1997, as compared to the same period last year.   Occupancy and furniture and
equipment expenses increased 6.5% to $1,003,000 for the three months ended September 30, 1997 from $942,000 in the prior year period. Data processing expense increased $99,000 or 27.0% to $465,000 for the three months ended
September 30, 1997 from the prior year period.   Foreclosed property write-downs
and expenses decreased $7,000 to $14,000 for the three months ended September 30, 1997 from the prior year period. Other operating expenses decreased $353,000 to $1,183,000 for the three months ended September 30, 1997 from the prior year period. Of this decrease, $441,000 was due to a one time assessment in 1996 by the Savings Association Insurance Fund for deposits the Corporation had previously assumed from savings and loans.

The consolidated efficiency ratio for the three months ended September 30, 1997 was 61.7% as compared to 65.6% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 62.7% and 61.8%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended September 30, 1997 increased to $1,129,000 as compared to $920,000 for the comparable period in 1996. As a percent of income before taxes, the provision for income taxes increased to 30.0% for the three months ended September 30, 1997 from 28.9% for the same period in 1996.

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-
reinvested asset maturities, deposits and capital funds.   Long-term liquidity
needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation generally does not rely upon the purchases of federal funds for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $5,000,000 available as of September 30, 1997.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased to 13.0% at September 30, 1997
from 10.1% at December 31, 1996.   This is the ratio of total large liabilities
to total liabilities, and is low in comparison to the Corporation's peers. This increase was due largely to a $35,616,000 increase in time deposits over $100,000 and an $8,655,000 decrease in short-term debt which resulted in a higher ratio of large liabilities to total liabilities.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 1997, the Corporation earned $7,695,000 and paid dividends of $3,543,000 to stockholders, resulting in a retention of current earnings of $4,152,000. The Corporation's dividend payout for the nine months ended September 30, 1997 was 46.0%. The Corporation's risk-based capital ratio was 12.90% and the leverage ratio was 7.65% as of September 30, 1997, as compared to 12.48% and 7.14% respectively as of December 31, 1996. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of September 30, 1997.

RATE SENSITIVE ASSETS AND LIABILITIES

Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive, earn- ing assets and rate-sensitive, interest bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static single-day depiction of the Corporation's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 1997.

                                                                            Rate Sensitive Within
                                             ---------------------------------------------------------------------------------
                                                 1-30        31-90          91-180        181 Days-       Over
                                                 Days         Days           Days          1 Year        1 Year        Total
                                             ---------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

Federal Funds Sold
Investment securities
    U.S. Governments                             5,225        24,082          37,252         15,549       71,619       153,727
    Obligations of states and
        political subdivisions                   1,170         4,927             991              8       29,686        36,782
    Other securities                             2,376           556             184            419       19,166        22,701
Loans (net of unearned int.)                   180,384        25,312          48,471         77,469      272,902       604,538
                                             ---------------------------------------------------------------------------------
    Total rate-sensitive assets                189,155        54,877          86,898         93,445      393,373       817,748
                                             ---------------------------------------------------------------------------------

Interest bearing transaction
    deposits                                   128,101             0               0              0            0       128,101
Savings deposits                                78,542             0               0              0            0        78,542
Money market deposits                          135,603             0               0              0            0       135,603
Time deposits                                   33,140        62,122          76,992         93,270      115,089       380,613
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                        0             0               0              0            0             0
    Other                                            0             0           5,750              0            0         5,750
Long-term debt                                       0             0               0          5,000        5,000        10,000
                                             ---------------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                            375,386        62,122          82,742         98,270      120,089       738,609
                                             ---------------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities            (186,231)       (7,245)          4,145         (4,825)     273,284        79,139
                                             ---------------------------------------------------------------------------------


    Cumulative gap                            (186,231)     (193,476)      (189,320)       (194,145)      79,139
                                             =================================================================================
    Cumulative gap as a
       percentage of total
       rate-sensitive assets                   -22.77%       -23.66%        -23.15%         -23.74%        9.68%
                                             =================================================================================
    Cumulative ratio (cumulative RSA/RSL)          .50           .56            .64             .69         1.11
                                             =================================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $186,231 million in the 1-30 day repricing category. The gap beyond 30 days, through 90 days, becomes slightly more liability sensitive as rate-sensitive assets that reprice in those time periods are slightly less in volume than rate-sensitive liabilities that are subject to repricing in the same respective time
periods.   The gap beyond 90 days through 180 days becomes slightly less liability sensitive as rate-sensitive assets that reprice after 90 days are more in volume than rate- sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at September 30, 1997, will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 30 days through one year, a rate change would have little effect on the Corporation because the volume of rate-sensitive assets repricing would be similar to the volume of rate-sensitive liabilities that would be repricing.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                       1997                               1996
                                                     -----------------------------------------------------------------------
                                                        Average      Income/    Yield      Average      Income/     Yield/
                                                        Balance      Expense     Rate      Balance      Expense      Rate
                                                     -----------------------------------------------------------------------
                                                                              (Dollars in thousands)
ASSETS
    Federal funds sold                                    $5,962        $243     5.43%      $10,066        $408     5.41%
    Investment securities
        U.S. Government obligations                      161,073       7,008     5.82%      199,893       8,821     5.89%
        Obligations of states and political
            subdivisions (1)                              36,911       2,316     8.39%       38,597       2,428     8.40%
        Other securities                                  21,077         761     4.83%       23,213         987     5.68%
    Loans (net of unearned interest) (1) (2)             577,814      37,946     8.78%      513,113      33,929     8.83%
                                                       ---------------------              ---------------------
    Total interest earning assets                       $802,837     $48,274     8.04%    $ 784,882     $46,573     7.93%
                                                                     =======                            =======

    Cash and due from banks                               37,400                             34,777
    Premises and equipment                                22,404                             21,510
    Reserve for possible loan losses                      (6,421)                            (5,592)
    Other assets                                          18,023                             20,239
                                                        --------                           --------

Total Assets                                            $874,243                           $855,816
                                                        ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits               $144,669      $2,128     1.97%     $130,456      $1,588     1.63%
    Savings deposits                                      80,677       1,976     3.27%       80,190       1,889     3.15%
    Money market deposits                                120,514       3,338     3.70%      136,420       3,884     3.80%
    Time deposits                                        355,573      14,707     5.53%      342,134      13,952     5.45%
    Short-term borrowings:
         Federal funds purchased and repurchase
             agreements                                    2,218         102     6.14%       10,329         404     5.22%
    Other                                                  6,500         346     7.11%        8,120         441     7.26%
    Long-term debt                                         9,066         394     5.82%        5,000         208     5.55%
                                                       ---------------------              ---------------------
    Total interest bearing liabilities                  $719,217     $22,991     4.27%     $712,649     $22,366     4.19%
                                                                     =======                            =======
                                                                               -------                            -------
    Net interest spread                                                          3.77%                              3.73%
                                                                               =======                            =======

    Demand deposits                                       72,733                             68,920
    Other liabilities                                      5,734                              5,687
    Stockholders' equity                                  76,559                             68,560
                                                        --------                           --------
                                                        --------                           --------
Total Liabilities and Stockholders' Equity              $874,243                           $855,816
                                                        ========                           ========

Interest income / earning assets (1)                    $802,837     $48,274     8.04%     $784,882     $45,573     7.93%
Interest expense / earning assets                       $802,837     $22,991     3.83%      784,882      22,366     3.81%
                                                                  ---------------------              ---------------------

Net interest margin (1)                                              $25,283     4.21%                  $24,207     4.12%
                                                                  =====================              =====================


(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.
(2) Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                          Change due to (1)

                                                   Average      Average       Total
                                                   Volume      Yield/Rate     Change
                                                  -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                             ($168)          $2         ($166)
    Investment securities:
        U.S. Government obligations               (1,691)        (122)       (1,813)
        Obligations of states and political
            subdivisions (2)                        (105)          (7)         (112)
        Other securities                             (86)        (140)         (226)
    Loans (2)                                      4,247         (229)        4,018
                                                  -----------------------------------

Change in interest income (2)                     $2,197        ($496)       $1,701
                                                  -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits           $185         $355          $540
    Savings deposits                                  12           75            87
    Money market deposits                           (443)        (104)         (547)
    Time deposits                                    554          201           755
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                              (389)          87          (302)
        Other                                        (86)          (9)          (95)
    Long-term debt                                   176           11           187
                                                  -----------------------------------

Change in interest expense                            $9         $616          $625
                                                  -----------------------------------

Increase in net interest income (2)               $2,188      ($1,112)       $1,076
                                                  ===================================

(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                       1997                               1996
                                                     -----------------------------------------------------------------------
                                                        Average      Income/    Yield      Average      Income/     Yield/
                                                        Balance      Expense     Rate      Balance      Expense      Rate
                                                     -----------------------------------------------------------------------
                                                                              (Dollars in thousands)
ASSETS
    Federal funds sold                                    $6,751       $  95     5.58%       $1,207       $  16     5.25%
    Investment securities
        U.S. Government obligations                      156,386       2,274     5.77%      178,293       2,675     5.97%
        Obligations of states and political
            subdivisions (1)                              36,760         773     8.34%       39,844         834     8.33%
        Other securities                                  21,991         254     4.59%       21,467         304     5.64%
    Loans (net of unearned interest) (1) (2)             597,156      13,202     8.77%      543,975      12,017     8.79%
                                                       ---------------------              ---------------------
    Total interest earning assets                       $819,044     $16,598     8.04%     $784,786     $15,846     8.03%
                                                                     =======                            =======

    Cash and due from banks                               35,744                             33,522
    Premises and equipment                                22,739                             21,591
    Reserve for possible loan losses                      (6,585)                            (5,611)
    Other assets                                          17,967                             20,581
                                                        --------                           --------

Total Assets                                            $888,909                           $854,869
                                                        ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits               $142,741      $  755     2.10%     $127,569       $ 529     1.65%
    Savings deposits                                      77,851         649     3.31%       82,465         664     3.21%
    Money market deposits                                122,152       1,119     3.63%      139,686       1,346     3.83%
    Time deposits                                        371,135       5,207     5.57%      342,660       4,702     5.46%
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                       837          17     8.00%        6,342          86     5.41%
        Other                                              6,000         111     7.36%        7,312         136     7.41%
    Long-term debt                                        10,000         147     5.85%        5,000          70     5.55%
                                                       ---------------------              ---------------------
    Total interest bearing liabilities                  $730,716      $8,005     4.35%     $711,034      $7,533     4.22%
                                                                     =======                            =======

    Net interest spread                                                          3.69%                              3.82%
                                                                               =======                            =======

    Demand deposits                                       73,239                             68,521
    Other liabilities                                      5,836                              5,991
    Stockholders' equity                                  79,118                             69,323
                                                        --------                           --------

Total Liabilities and Stockholders' Equity              $888,909                           $854,869
                                                        ========                           ========

Interest income / earning assets (1)                    $819,044     16,598     8.04%      $784,786     $15,846     8.03%
Interest expense / earning assets                        819,044      8,005     3.88%       784,786       7,533     3.82%
                                                                  ---------------------              ---------------------

Net interest margin (1)                                               8,593     4.16%                    $8,313     4.21%
                                                                  =====================              =====================

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.
(2) Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

                                                          Change due to (1)

                                                   Average      Average       Total
                                                   Volume      Yield/Rate     Change
                                                  -----------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                               $78           $1           $79
    Investment securities:
        U.S. Government obligations                 (321)         (80)         (401)
        Obligations of states and political
            subdivisions (2)                         (65)           4           (61)
        Other securities                               8          (58)          (50)
    Loans (2)                                       1175           10         1,185
                                                  -----------------------------------

Change in interest income (2)                       $875        ($123)         $752
                                                  -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits            $68         $158          $226
    Savings deposits                                 (40)          25           (15)
    Money market deposits                           (163)         (64)         (227)
    Time deposits                                    398          107           505
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                              (157)          88           (69)
        Other                                        (24)          (1)          (25)
    Long-term debt                                    73            4            77
                                                  -----------------------------------

Change in interest expense                          $155         $317          $472
                                                  -----------------------------------

Increase in net interest income (2)                 $720        ($440)         $280
                                                  ===================================

(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1997 and 1996.

                           PART II - OTHER INFORMATION



ITEM 6:   Exhibits and Reports on Form 8-K

         (a) There were no reports on Form 8-K filed during the three months ending September 30, 1997.

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




Date:  November 13, 1997