Form 10-K
period 1997-12-31
FIRST BUSEY CORP /NV/
filed 1998-03-23
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

            201 West Main Street
              Urbana, Illinois                                61801
  (Address of principal executive offices)                 (Zip Code)

                                  (217) 365-4513
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock without par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 6, 1998, the aggregate market value of the Class A Common Stock held by non-affiliates was $112,351,170. The market value of the Class A Common Stock is based on the "Bid" price for such stock as reported in the OTC Bulletin Board on that date. Affiliates include all directors, executive officers and beneficial holders owning 5% or more of the shares.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                                               Outstanding at March 6, 1998
            ---------------------------------------             ----------------------------
            Class A Common Stock, without par value                      6,895,174

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 23, 1998 for First Busey Corporation's Annual Meeting of Stockholders to be held April 27, 1998, (the "1998 Proxy Statement") are incorporated by reference into Part III.

                             FIRST BUSEY CORPORATION
                             Form 10-K Annual Report

                                Table of Contents



PART 1
Item 1    Business                                                          3
Item 2    Properties                                                       10
Item 3    Legal Proceedings                                                11
Item 4    Submission of Matters to a Vote of Security Holders              11

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder
          Matters                                                          11
Item 6    Selected Financial Data                                          13
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14
Item 8    Financial Statements and Supplementary Data                      29
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         29

PART III

Item 10   Directors and Executive Officers of the Registrant               29
Item 11   Executive Compensation                                           29
Item 12   Security Ownership of Certain Beneficial Owners and Management   29
Item 13   Certain Relationships and Related Transactions                   29

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K  30

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION
     First Busey Corporation ("First Busey"), a Nevada corporation, is a multi-bank holding company located in Urbana, Illinois. As of December 31, 1997, First Busey owned one community bank subsidiary, and acquired a second one as of January 12, 1998, a trust company subsidiary, a securities broker-dealer subsidiary, an insurance subsidiary, a real estate subsidiary, and, effective January 2, 1998, a travel agency subsidiary. First Busey is engaged primarily in commercial, retail and correspondent banking and provides trust services, insurance services, and travel services. Based on assets of $916 million as of December 31, 1997, First Busey, with deposits of $811 million and stockholders' equity of $81 million, is one of the largest financial institutions headquartered in east central Illinois. First Busey's largest subsidiary, Busey Bank, with continuous operations since 1868, is one of the oldest banks chartered in Illinois.

     First Busey's strategic plan is to provide a full range of financial services including commercial, retail and correspondent banking services through its banking subsidiaries, with emphasis on commercial and retail services. The strategic plan also emphasizes the operation of its banking centers autonomously, allowing them to tailor their service and products to the particular market they serve while consolidating back-room operations. First Busey intends to continue its expansion and growth in the three counties it currently serves in Illinois, Champaign, McLean and Ford County, its second banking center in Indianapolis, Indiana, and its Loan Production Office in Ft. Myers. First Busey engages in exploratory discussions regarding potential acquisitions from time to time; however, First Busey does not currently have any commitments to acquire or merge with any financial institution.

     First Busey Corporation's operations are conducted primarily through its
lead bank, Busey Bank (eighteen locations),   the trust company and the
securities broker-dealer subsidiary. First Busey provides its subsidiaries with both financial and managerial support. Each subsidiary operates under the direction of its own Board of Directors.

BUSEY BANK
     Busey Bank was established on January 13, 1868 and is a state-chartered bank. As of December 31, 1997, Busey Bank had total assets of $900.8 million, representing 98% of First Busey's assets, and had total revenues of $70.9 million, representing 96% of First Busey's revenues. Busey Bank provides a full range of banking services including commercial and retail banking products. The services available to its commercial and retail customers include a broad selection of depository and lending activities. In the commercial lending area, Busey Bank is designated a Small Business Administration Preferred Lender authorized to fund government guaranteed loans on an expedited basis and is also an approved lender under the Federal National Mortgage Association Program, permitting expedited origination of single- and multi-family mortgage loans. Busey Bank's other commercial lending activities consist primarily of secured loans to borrowers in many different industries. Busey Bank's retail services include consumer lending, numerous types of deposit accounts and certain specialized programs such as the Fortune Five-O Program for the mature market.

     Management's philosophy continues to be to develop programs tailored to specific market segments of its customer base with particular emphasis on retail services. The Busey organization emphasizes establishing strong relationships with its customers. Busey Bank has adopted a strategy to increase other income by emphasizing fee-based services, including transaction accounts, full service brokerage, mortgage origination and other loan services generating fees.

     Guidelines for Busey Bank for various collateral advance ratios are set forth in the Loan Review Grading System under "Collateral Position." Loan Officers are required to use the grading system in determining an acceptable collateral position on any given credit request. Collateral coverage percentages for various types of credit are set forth in the following table:

                                     Collateral Type           Coverage Ratio
                                  ---------------------       ---------------
     Commercial Loans:            Real Estate                       125%
                                  Accounts Receivable               125%
                                  Inventory & Equipment             200%

     Consumer Real Estate Loans:  Real Estate                       125%

     Installment Loans:           Cash or Equivalent                110%
                                  Vehicle                           140%
                                  Mobile Homes                      150%
                                  Other Collateral                  160%



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


OTHER  SUBSIDIARIES
     First Busey Trust & Investment Co. began operation on January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust Co., which began trust operations in 1967 and 1947, respectively. Through First Busey Trust & Investment Co., First Busey plans to expand its trust activities by increasing assets under control, currently approximating $660 million, and by developing new financial services. During 1997, revenues from trust activities were $3.2 million. First Busey Resources, Inc., previously an inactive subsidiary of First Busey Corporation, became active on January 7, 1997. This subsidiary currently owns and manages Busey Plaza, a 90,000 square foot building which is the location of the headquarters of First Busey Trust & Investment Co.

     First Busey Corporation acquired Busey Business Bank on January 12, 1998. This is a de novo bank established in Indianapolis, Indiana. Upon the establishment of this chartered bank, Busey Bank closed its Loan Production Office in Indianapolis. It is anticipated that this banking center will serve the financial needs of the customers who were previously being served by the Loan Production Office.

     Busey Bank established a full service securities broker-dealer subsidiary, First Busey Securities, Inc., on April 1, 1991. Through the offering of full service brokerage, along with various insurance and annuity products, new sources of fee income are available to Busey Bank.

     In October of 1997, Busey Bank established an insurance subsidiary, Busey Insurance Services, Inc., to further enhance the services available to its customers. This subsidiary serves primarily the McLean County market. During 1997, Busey Bank established a subsidiary, BAT. This subsidiary owns and operates automated teller machines. In January of 1998, Busey Bank acquired Busey Carter Travel, a travel agency serving primarily Champaign County. This acquisition was also completed to enhance the services available to the customers of Busey Bank.

COMPETITION
     First Busey faces intense competition in all phases of its banking business from other banks and financial institutions. First Busey's subsidiary banks compete for deposits with a large number of depository institutions including commercial banks, savings and loan associations, credit unions, money market funds and other financial institutions and financial intermediaries serving Champaign County, McLean County, Illinois, and Hamilton County, Indiana. Principal competitive factors with respect to deposits include interest rates paid on deposits, customer service, convenience and location.

     First Busey's subsidiary banks compete for loans with other banks headquartered in Illinois and Indiana, with loan production offices of large money center banks headquartered in other states, as well as with savings and loan associations, credit unions, finance companies, mortgage bankers, leasing companies and other institutions. Competitive factors with respect to loans include interest rates charged, customer service and responsiveness in tailoring financial products to the needs of customers. First Busey's subsidiary banks compete for loans primarily by designing their products for and directing their marketing efforts to businesses in the markets they serve which are locally owned, well-capitalized and well-managed.

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

EMPLOYEES
     First Busey and its subsidiaries employed 393 employees (full-time equivalent) on December 31, 1997. Management considers its relationship with its employees to be good.

SUPERVISION AND REGULATION

GENERAL
     Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of First Busey and its subsidiary banks can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over First Busey and its subsidiary banks, such as the Federal Reserve Board ("FRB"), Federal Deposit Insurance Corporation ("FDIC") and the State of Illinois Office of Banks and Real Estate, and the effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time.
Furthermore, such statutes, regulations and other pronouncements and policies are intended to protect the depositors and the FDIC's deposit insurance funds, not to protect stockholders.

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

INTERSTATE BANKING AND BRANCHING LEGISLATION
     On September 29, 1994, the Riegle-Neal Interstate Banking and Efficiency Act of 1994 (the "Interstate Banking Act") was enacted. Under the Interstate Banking Act, adequately capitalized and adequately managed bank holding companies will be allowed to acquire banks across state lines subject to certain limitations. In addition, under the Interstate Banking Act, since June 1, 1997, banks have been permitted, under some circumstances, to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

     Under the Interstate Banking Act, states could adopt legislation permitting interstate mergers before June 1, 1997. Alternatively, states could adopt legislation before June 1, 1997, subject to certain conditions, opting out of interstate branching. Illinois adopted legislation, effective September 29, 1995, permitting interstate mergers beginning on June 1, 1997. It is anticipated that this interstate merger and branching ability will increase competition and further consolidate the financial institutions industry.

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

     First Busey Trust & Investment Co. is subject to regulation and examination by the State of Illinois Office of Banks and Real Estate and the FRB. The federal and state laws generally applicable to a trust company subsidiary of a bank holding company regulate, among other things, the scope of its business, investments and other activities. Busey Insurance Services, Inc. is regulated by the Illinois Department of Insurance. First Busey Securities, Inc. is regulated by the National Association of Securities Dealers ("NASD").

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

     As of December 31, 1997, First Busey's Tier 1 and total risk-based capital ratios were 11.81% and 13.01%, respectively, and its Tier 1 leverage ratio was 7.61%.

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

     During 1994, the federal banking regulators announced a joint decision not to modify risk-based capital and leverage requirements for regulatory capital to reflect the impact of unrealized gains and losses for securities classified as "available for sale." This decision was made in response to the Financial Accounting Standards Board's issuance of Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

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

                                    Dividends

     The FRB has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the FRB expressed its view that a bank holding company experiencing weak earnings should not pay cash dividends which exceed its net income or which could only be funded in ways that would weaken its financial health, such as by borrowing. The FRB also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers and acquisitions. First Busey uses funds derived primarily from the payment of dividends by its largest banking subsidiary for, among other purposes, the payment of dividends to First Busey's stockholders. Under provisions of the IBA, dividends may not be declared by banking subsidiaries except out of the bank's net profit (as defined), and unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Presently, the surplus of Busey Bank exceeds its capital.

     All dividends paid by First Busey's banking subsidiaries are restricted by capital adequacy requirements imposed by federal regulators regarding the maintenance of the risk-weighted asset ratios and the leverage ratio (as defined by regulatory agencies). At December 31, 1997, Busey Bank had $25,754,000 available for the payment of dividends to First Busey. Sound banking practices require the maintenance of adequate levels of capital. State and federal regulatory authorities have adopted standards for the maintenance of capital by banks and adherence to such standards further limits the ability of banks to pay dividends.

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

ITEM 2. PROPERTIES

     As of March 6, 1998,  First Busey and its subsidiaries conduct business in twenty-one locations. Busey Bank has its headquarters at the Busey Bank Building, a 40,000 square foot building owned by Busey Bank. In addition to the Busey Bank Building, First Busey and/or its subsidiaries own the land and building for twelve locations, own the building and lease the land for two
locations and lease six locations.   Two supermarket locations, the Bloomington
facility, the Busey Plaza Building and the Indianapolis location are the only facilities not fully occupied by First Busey or its subsidiaries. The Busey Plaza Building, a five-story 90,000 square foot office building, is the location of the headquarters of First Busey Trust & Investment Co., with the remainder leased to unaffiliated tenants.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the business, to which First Busey or its subsidiaries are a part of or which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not  applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                      Office (year first elected as an officer)      Age
     ---------------------  ------------------------------------------------  ---
     Douglas C. Mills*      Chairman of the Board, President and Chief         57
                            Executive Officer of First Busey (1971)

     Edwin A. Scharlau II*  Chairman of the Board of First Busey Trust &       53
                            Investment Co. and First Busey Securities, Inc.
                            (1967)

     P. David Kuhl*         President and Chief Executive                      48
                            Officer of Busey Bank (1979)

*Director

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since July 1, 1988, First Busey Class A Common Stock has been traded in the over-the-counter market and quoted in the National Quotation Bureau's "Pink Sheets." The "Pink Sheets" include approximately 14,000 thinly traded stocks. In 1997, First Busey Corporation began trading on the OTC Bulletin
Board.   The market quotations reflect inter-dealer prices, without retail-markup, markdown or commission and may not necessarily represent actual transactions. The investment banking firm of Stephens Inc., Little Rock, Arkansas, is the principal market maker for First Busey Class A Common Stock. The last reported "Bid" price for First Busey Class A Common Stock is reported daily in the News-Gazette, a Champaign-Urbana newspaper. Prior to July 1, 1988, there was no public market for First Busey Class A Common Stock. Although a limited trading market for shares of First Busey Class A Common Stock has developed recently, there can be no assurance that it will continue.

     The following table presents for the periods indicated the high and low "Bid" quotations for First Busey Class A Common Stock as provided by the Corporation's market maker Stephens, Inc. and reported on the OTC Bulletin Board.

                                       1997           1996
                                  --------------  --------------
   Market Prices of Common Stock   High    Low     High    Low
   -----------------------------  ------  ------  ------  ------
   First Quarter                  $23.75  $22.25  $19.17  $18.00
   Second Quarter                 $24.25  $23.75  $21.00  $18.50
   Third Quarter                  $25.75  $24.25  $22.00  $20.00
   Fourth Quarter                 $27.75  $25.75  $23.75  $21.25

During 1997 and 1996, First Busey, declared cash dividends per share as follows:

                              CLASS A                   CLASS B
     1997                   COMMON STOCK              COMMON STOCK
     -------                ------------              ------------
     January                $    .1700                $    .1546
     April                  $    .1700                $    .1546
     July                   $    .1800                $    .1636
     October                $    .1800                $    .1636

     1996
     -------
     January                $    .1667                $    .1515
     April                  $    .1667                $    .1515
     July                   $    .1600                $    .1455
     October                $    .1600                $    .1455

     Three-for-two stock splits on both Class A and Class B Common Stock occurred on May 7, 1996, and May 7, 1993.

     For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Dividends on page 10.

     As of March 6, 1998 there were approximately 1,012 holders of First Busey Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
     The following selected financial data for each of the five years in the period ended December 31, 1997, have been derived from First Busey's annual consolidated financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, whose report on the financial position as of December 31, 1997 and December 31, 1996, and the results of operations for each of the three years in the period ended December 31, 1997, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

                                      1997      1996      1995      1994      1993
                                    --------  --------  --------  --------  --------
BALANCE SHEET ITEMS                   (dollars in thousands, except per share data)
----------------------------------
   Securities                       $215,514  $226,350  $284,517  $210,525  $230,359
   Loans, net of unearned interest   602,937   569,500   481,772   451,051   412,905
   Allowance for loan losses           6,860     6,131     5,473     5,235     5,205
   Total assets                      915,540   864,918   844,666   728,459   709,257
   Total deposits                    811,453   766,927   744,897   635,694   636,418
   Long-term debt                     10,000     5,000     5,000     5,000     6,645
   Stockholders' equity               81,279    73,417    67,778    59,016    56,332

RESULTS OF OPERATIONS
----------------------------------
   Interest income                  $ 63,831  $ 61,197  $ 54,494  $ 47,126  $ 46,003
   Interest expense                   31,119    30,033    26,515    20,212    20,363
                                    --------  --------  --------  --------  --------
   Net interest income                32,712    31,164    27,979    26,914    25,640
   Provision for loan losses           1,075     1,100       395       240     1,125
   Net income                       $ 10,371  $  9,306  $  8,775  $  8,238  $  7,364


                                     1997     1996     1995     1994     1993
                                    ------   ------   ------   ------   ------

                                    (dollars in thousands, except per share data)
PER SHARE DATA(1)
----------------------------------
   Diluted earnings                 $ 1.48   $ 1.34   $ 1.27   $ 1.19   $ 1.07
   Cash dividends (Class A)            .70      .65     0.59     0.53     0.53
   Book value                        11.84    10.72     9.95     8.64     8.13
   Closing "Bid" price               27.50    22.25    18.00    16.17    14.33

OTHER INFORMATION
----------------------------------
   Return on average assets           1.18%    1.08%    1.15%    1.14%    1.07%
   Return on average equity          13.42%   13.40%   13.86%   14.16%   13.87%
   Net interest margin (2)            4.20%    4.13%    4.20%    4.30%    4.33%
   Stockholders' equity to assets     8.88%    8.49%    8.02%    8.10%    7.94%

(1) Per share amounts have been restated to give retroactive effect to the three-for-two stock splits which occurred May 7, 1996, and May 7, 1993.
(2) Calculated as a percent of average earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and Subsidiaries (the "Corporation") for the years ended December 31, 1997, 1996 and 1995. It should be read in conjunction with "Business", "Selected Financial Data", the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report. All per share amounts have been restated to give retroactive effect to the three-for-two stock splits which occurred May 7, 1996, and May 7, 1993.

GENERAL

     The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; formed a trust company subsidiary; formed an insurance agency subsidiary; and formed a non-bank ATM subsidiary. All of the banks acquired during those years were accounted for using the purchase method of accounting, except for Bank of Urbana which was accounted for using the pooling of interests method. All subsidiary banks owned by the Corporation as of November 1991 were merged with Busey Bank. Under the purchase method of accounting, the earnings of the acquired subsidiaries are included in the Corporation's earnings only for the periods subsequent to acquisition. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 1995, less purchase accounting adjustments.

Subsidiary                              Acquired        1997             1996           1995
--------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Busey Bank (1)                           3/20/80  $ 9,645    88.3%  $8,980   91.8%  $8,664   92.8%
First Busey Trust & Investment Co. (2)        --      987     9.0%     651    6.7%     596    6.4%
First Busey Securities, Inc (3)               --      234     2.1%     148    1.5%      76    0.8%
First Busey Resources, Inc. (4)               --      102     0.9%      --     --       --     --
Busey Insurance Services, Inc. (5)            --      (26)  - 0.2%      --     --       --     --
BAT, Inc. (6)                                 --      (12)  - 0.1%      --     --       --     --
                                        ----------------------------------------------------------
Total                                             $10,930   100.0%  $9,779  100.0%  $9,336  100.0%
                                        ==========================================================

(1) City Bank of Champaign and Champaign County Bank & Trust were merged into Busey Bank as of January 1, 1987.  First National Bank of Thomasboro was merged into Busey Bank as of January 1,
    1988.  State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989.  The Bank of
    Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991.  Busey Bank of McLean County was
    merged into Busey Bank as of January 1, 1996.
(2) Formed as a subsidiary of the Corporation as of January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust.
(3) Formed as a subsidiary of Busey Bank as of April 1, 1991.
(4) Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997.  Real estate and certain other assets previously carried on the parent company's balance sheet were transferred to subsidiary as of that date.
(5) Formed as a subsidiary of Busey Bank as of October 1, 1997.
(6) Reactivated as a subsidiary of Busey Bank as of July 1, 1997.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 1997

Summary
     The Corporation reported net income of $10,371,000 in 1997, up 11.4% from $9,306,000 in 1996, which had increased 6.1% from $8,775,000 in 1995. Diluted earnings per share in 1997 increased 10.4% to $1.48 from $1.34 in 1996, which was a 5.5% increase from $1.27 in 1995. Contributing to the 1997 increase in net income were increases in net interest income, trust fees, commissions and brokers fees, and other service charges and fees. The main factor contributing to the increase in net income for 1996 was the increase in net interest income resulting from the large increase in loans outstanding. Operating earnings, which exclude security gains and the gain on sales of loans and the related tax expense, were $9,748,000 or $1.39 per share for 1997; $8,965,000, or $1.29 per share for 1996; and $8,217,000, or $1.19 per share for 1995.

     There were no material changes in average shares outstanding from 1995 to 1997 to affect earnings per share.

     Security gains after the related tax expense were $338,000 or 3.3% of net income in 1997; $166,000 or 1.8% of net income in 1996; and $134,000 or 1.5% of net income in 1995.

     The Corporation's return on average assets was 1.18%, 1.08% and 1.15% for 1997, 1996, and 1995, respectively, and return on average equity was 13.42%, 13.40%, and 13.86% for 1997, 1996, and 1995, respectively. On an operating earnings basis, return on average assets was 1.11%, 1.04%, and 1.08% for 1997, 1996, and 1995, respectively, and return on average equity was 12.61%, 12.91% and 12.98% for 1997, 1996, and 1995, respectively.

Net Interest Income
     Net interest income on a tax equivalent basis for 1997 increased 4.6% to $34,075,000 from $32,574,000 for 1996, which reflected an 11.0% increase from $29,349,000 in 1995. Net interest income increased in 1997 as investment security maturities and sales were reinvested in higher yielding loans. Net interest income increased in 1996 because of a large increase in average loans outstanding.

     Average interest-earning assets increased to $811,010,000 in 1997 from
$788,158,000 and $699,567,000 in 1996 and 1995, respectively.   Modest
internally generated growth accounted for the increase in average
interest-earning assets in 1997.   The growth in 1996 was primarily due to the
effect of the investment in loans and securities that resulted from the assumption of $77,988,000 of deposits in December 1995.

     The net interest margin was 4.20% in 1997, 4.13% in 1996, and 4.20% in 1995. The increase in the net interest margin for 1997 was due to an increase in average loan balances of $59,016,000 at an average rate one basis point lower than the same rate for 1996, partially offset by increases in the average balance of interest-bearing liabilities and the rates paid on those balances. The decrease in net interest margin for 1996 was due to a 6 basis point decline in the net interest spread which resulted from a decline in the yield on interest-earning assets and an increase in the weighted rate paid on interest-bearing liabilities when comparing the year ended December 31, 1996, to the prior year period.

     During 1997 and 1996, interest rate trends had a significant impact on the
Corporation's yields and costs.   In 1997, the average yield on interest earning
assets increased 10 basis points while the average cost of interest-bearing liabilities also increased by 10 basis points. This resulted in the net
interest margin increasing to 4.20% for 1997 from 4.13% in 1996.   In 1996, the
average yield on interest-earning assets decreased 5 basis points, while the average cost of interest-bearing liabilities increased 1 basis point. This resulted in the net interest margin declining to 4.13% for 1996 from 4.20% for 1995. [See "Selected Statistical Information, Consolidated Average Balance Sheets and Interest Rates."]

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

     The provision for loan losses decreased to $1,075,000 in 1997 from $1,100,000 in 1996 when it increased from $395,000 in 1995. Net charge-offs decreased to $346,000 in 1997 from $442,000 in 1996 which had increased from $157,000 in 1995. The provision for 1997 was large relative to net charge-offs to restore the ratio of the allowance for loan losses to non-performing loans. The increase in the provision for 1996 was primarily made in order to fund the reserve for the $87,728,000 increase in loans during the year.

Other Income
     Other income increased 18.4% in 1997 to $10,379,000 from $8,769,000 in 1996, which reflected a 2.5% increase from $8,559,000 in 1995. The increase in 1997 is due primarily to increases in trust fee income, commission income, and other service charges. As a percentage of total income, other income was 14.0%, 12.5%, and 13.6% in 1997, 1996, and 1995, respectively. Gains on the sale of securities, as a component of other income, totaled $520,000 (5.0%) in 1997, $256,000 (2.9%) in 1996, and $206,000 (2.4%) in 1995. Other income also includes gains on sales of loans, as a component of other income, of $439,000 (4.2%), $268,000 (3.1%), and $653,000 (7.6%) in 1997, 1996, and 1995,
respectively.

     Additional components of other income were fee income and trust fees. Service charges and other fee income increased 12.6% to $5,290,000 in 1997 from
$4,698,000 in 1996, which was an 18.2% increase from $3,973,000 in 1995.   The
growth in fee income in 1997 and 1996 was due to increases in service charges on deposit accounts. Trust fees increased 19.0% in 1997 and 3.9% in 1996; revenues were $3,156,000 in 1997, $2,651,000 in 1996, and $2,551,000 in 1995. Increases
in trust department revenues in each year were primarily due to increases in assets under care to $660,846,000 at December 31, 1997 from $518,367,000 at
December 31, 1996.   Remaining other income decreased 2.4% to $972,000 in 1997
from $996,000 in 1996 which was a 13.4%  decrease from $1,150,000 in 1995.

Other Expenses
     Other expenses increased 5.7% in 1997 to $27,266,000 from $25,786,000 in 1996, which reflected an increase from $24,069,000 in 1995. As a percentage of total income, other expenses were 36.7%, 36.9%, and 38.2% in 1997, 1996, and 1995, respectively. Employee related expenses, including salaries and wages and employee benefits, increased 5.4% in 1997 to $14,615,000, as compared to $13,868,000 in 1996, which was a 10.5% increase from $12,546,000 in 1995. As a percent of average assets, employee related expenses were 1.66%, 1.61% and 1.64%, in 1997, 1996, and 1995, respectively. The Corporation had 393, 383, and 375 full-time equivalent employees at December 31, 1997, 1996, and 1995, respectively. Net occupancy expense of bank premises and furniture and equipment expenses increased 13.3% in 1997 to $4,063,000 as compared to
$3,587,000 in 1996 and $3,559,000 in 1995.   The increases were primarily due to
expenses associated with remodeling of existing facilities. As a percent of average assets, occupancy and equipment expenses were .46%, .42%, and .46% in 1997, 1996, and 1995, respectively.

     Excluding foreclosed property write-down and expense, remaining other expenses increased 4.8% to $8,576,000 in 1997 from $8,181,000 in 1996 which was a 5.7% increase from $7,738,000 in 1995. The increase in 1997 was primarily due to increased data processing expense. This increase was partially offset by reduced FDIC insurance expense. The increase in 1996 was primarily due to increased amortization expenses related to acquisitions in December 1995, and was partially offset by reduced data processing expenses.

Income Taxes
     Income tax expense in 1997 was $4,379,000 as compared to $3,741,000 in 1996 and $3,299,000 in 1995. The provision for income taxes as a percent of income before income taxes was 29.7%, 28.7%, and 27.3%, for 1997, 1996, and 1995, respectively. The slightly lower rate in 1995 was due to the reclassification of expenses of certain acquisition costs.

STATEMENTS OF CONDITION-DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Total assets on December 31, 1997 were $915,540,000 an increase of 5.9% from $864,918,000, on December 31, 1996. Total loans, net of unearned interest, increased 5.9% to $602,937,000 on December 31, 1997 as compared to $569,500,000 on December 31, 1996. Deposits increased 5.8% to $811,453,000 on
December 31, 1997 as compared to $766,927,000 on December 31, 1996. Interest bearing deposits increased $30,513,000 or 4.4% during 1997. Non-interest bearing deposits increased $14,013,000 or 17.9% during 1997. Total stockholders' equity increased 10.7% to $81,279,000 on December 31, 1997, as compared to $73,417,000 on December 31, 1996.

Earning Assets
     The average interest-earning assets of the Corporation were 92.1%, 91.7%, and 91.6%, of average total assets for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 1997, the fair value of these securities was $215,514,000 and the amortized cost was $206,589,000. There were $9,097,000 of gross unrealized gains and $172,000 of gross unrealized losses for a net unrealized gain of $8,925,000.
The after-tax effect ($5,801,000) of this unrealized gain has been included in stockholders' equity as called for in Statement No. 115. The increase in market value for the debt securities in this classification was a result of falling interest rates. The fair value increase in the equity securities was primarily due to a $2,142,000 increase in the value of 54,200 shares of Student Loan Marketing Association (SLMA) common stock owned by the Corporation throughout the year.

The composition of securities available for sale is as follows:


                                                             Years ended December 31,
                                               ----------------------------------------------------
                                                 1997       1996       1995       1994       1993
                                               ----------------------------------------------------
                                                               (dollars in thousands)
U.S. Treasuries and Agencies                   $161,762   $159,044   $213,862   $137,724         -
Equity securities                                11,994      9,065      7,589      5,156     1,037
States and political subdivisions                32,351      1,253        202          -         -
Other                                             9,407      1,881      1,363      1,138         -
                                               ----------------------------------------------------
Fair value of securities available for sale    $215,514   $171,243   $223,016   $144,018   $ 1,037
                                               ====================================================
Fair value of securities under LOCOM(1)               -          -          -          -   $ 3,052
                                               ====================================================
Amortized cost                                 $206,589   $166,189   $218,257   $145,293   $ 1,037
                                               ====================================================
Fair value as a percentage of amortized cost     104.32%    103.04%    102.18%     99.12%   294.31%
                                               ====================================================

(1) Lower of cost or market

The maturities, fair values and weighted average yields of securities available for sale as of December 31, 1997 are:


                                       Due in 1 year or less     Due after 1 year        Due after 5 years        Due after
                                                                 through 5 years         through 10 years         10 years
                                       -----------------------------------------------------------------------------------------
                                        Fair    Weighted          Fair    Weighted       Fair    Weighted       Fair   Weighted
                                        Value    Average         Value     Average       Value    Average      Value    Average
Investment Securities(1)                          Yield                     Yield                  Yield                 Yield
                                       -----------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
U.S. Treasuries and Agencies           $76,011      5.66%       $ 83,210      5.93%     $ 2,541      5.89%          -         -
States and political subdivisions (2)    5,010      9.15%         12,228      8.72%      11,823      7.84%      3,290      8.46%
Other                                    1,210      5.60%          5,097      6.33%         748      7.19%          -         -
                                       -----------------------------------------------------------------------------------------
Total                                  $82,231      5.87%       $100,535      6.29%     $15,112      7.48%     $3,290      8.46%
                                       =========================================================================================

(1) Excludes equity securities and mortgage backed securities.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 1996)

     The securities held to maturity portfolio consisted of debt securities which provided the Corporation with a relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds and supplying securities to pledge as required collateral for certain deposits. All remaining securities were transferred to the available for sale portfolio as of December 31, 1997.

The composition of securities held to maturity was as follows:

                                                           Years ended December 31,
                                               -------------------------------------------------
                                                 1997      1996      1995      1994      1993
                                               -------------------------------------------------
                                                             (dollars in thousands)
U.S. Treasuries and Agencies                          -  $ 8,635   $13,198   $17,031   $174,581
States and political subdivisions                     -   36,607    37,043    32,957     34,507
Other                                                 -    9,865    11,260    16,519     20,234
                                               -------------------------------------------------
Amortized cost of securities held to maturity         -  $55,107   $61,501   $66,507   $229,322
                                               =================================================
Fair value of securities held to maturity             -  $55,800   $62,625   $65,386   $236,264
                                               =================================================
Fair value as a percentage of book value              -   101.26%   101.83%    98.31%    103.03%
                                               =================================================

     The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities increased to 75.1% at December 31, 1997 from 74.1% at December 31, 1996 while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities decreased to 15.0% at December 31, 1997, from 16.7% at December 31, 1996.

Loan Portfolio
     Loans, before allowance for loan losses, increased 5.9% to $602,937,000 in 1997 from $569,500,000 in 1996. Non-farm non-residential real estate mortgage loans increased $8,303,000, or 6.3%, to $139,653,000 in 1997 from $131,350,000 in 1996. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1 to 4 family residential real estate mortgage loans (not held for sale) increased $14,160,000, or 6.9%, to $220,659,000 in 1997 from $206,499,000 in 1996. It is intended that residential mortgage loan origination will generate income and develop retail and other banking relationships. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $131,060,000 as of December 31, 1997.

The composition of loans is as follows:

                                              Years ended December 31,
                                  ----------------------------------------------------
                                    1997      1996       1995       1994       1993
                                  ----------------------------------------------------
                                                (dollars in thousands)
Commercial and financial          $ 63,861  $ 62,065   $ 55,687   $ 57,878   $ 44,419
Agricultural                        17,403    16,537     12,594     12,750     11,735
Real estate-farmland                11,782    11,468     11,162     11,769     10,777
Real estate-construction            31,306    26,184     25,566     21,759     16,228
Real estate-mortgage               439,660   413,541    334,417    303,046    276,404
Installment loans to individuals    38,925    39,707     42,353     43,854     53,483
                                  ----------------------------------------------------
                                  $602,937  $569,502   $481,779   $451,056   $413,046
Unearned interest                        -        (2)        (7)        (5)      (141)
                                  ----------------------------------------------------
Loans                             $602,937  $569,500   $481,772   $451,051   $412,905
                                  ====================================================

     The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 1997.

                                             1 Year or Less   1 to 5 Years   Over 5 Years        Total
                                             -----------------------------------------------------------
                                                            (dollars in thousands)
Commercial, financial and agricultural       $        63,136  $      17,463  $         665  $     81,264
Real estate-construction                              25,843          4,359          1,104        31,306
                                             -----------------------------------------------------------
Total                                        $        88,979         21,822  $       1,769  $    112,570
                                             -----------------------------------------------------------
Interest rate sensitivity of selected loans
Fixed rate                                   $        13,748          9,324  $       1,769  $     24,841
Adjustable rate                                       75,231         12,498              -        87,729
                                             -----------------------------------------------------------
Total                                        $        88,979  $      21,822  $       1,769  $    112,570
                                             -----------------------------------------------------------

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

The following table shows activity affecting the allowance for loan losses:

                                                        Years ended December 31
                                          -----------------------------------------------------
                                            1997       1996       1995       1994       1993
                                          -----------------------------------------------------
                                                         (dollars in thousands)
Average loans outstanding during period   $584,327   $525,311   $453,915   $421,337   $366,859
                                          =====================================================
Allowance for loan losses:
  Balance at beginning of period          $  6,131   $  5,473   $  5,235   $  5,205   $  4,456
                                          -----------------------------------------------------

Loans charged-off:
  Commercial, financial and agricultural  $    192   $    227   $    339   $     99   $    397
  Real estate-construction                       -         19          -          -          -
  Real estate-mortgage                          50         32         55        153        405
  Installment loans to individuals             317        404        286        253        329
                                          -----------------------------------------------------
Total charge-offs                         $    559   $    682   $    680   $    505   $  1,131
                                          -----------------------------------------------------
Recoveries:
  Commercial, financial and agricultural  $     13   $     43   $    414   $     62   $     66
  Real estate-construction                       -         50          -          -          -
  Real estate-mortgage                         110          -          3        128        156
  Installment loans to individuals              90        147        106        105        111
                                          -----------------------------------------------------
Total recoveries                          $    213   $    240   $    523   $    295   $    333
                                          -----------------------------------------------------
Net loans charged-off                     $    346   $    442   $    157   $    210   $    798
                                          -----------------------------------------------------
Provision for loan losses                 $  1,075   $  1,100   $    395   $    240   $  1,125
                                          -----------------------------------------------------
Net additions (due to acquisitions)              -          -          -          -        422
                                          -----------------------------------------------------
Balance at end of period                  $  6,860   $  6,131   $  5,473   $  5,235   $  5,205
                                          =====================================================
Ratios:
  Net charge-offs to average loans            0.06%      0.08%      0.03%      0.05%      0.22%
                                          =====================================================
  Allowance for loan losses to total
  loans at period end                         1.14%      1.08%      1.14%      1.16%      1.26%
                                          =====================================================

     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                                    -----------------------------------------------------------------------------------
                                         1997             1996             1995             1994             1993
                                    -----------------------------------------------------------------------------------
                                              % of             % of             % of             % of             % of
                                             Total            Total            Total            Total            Total
                                    Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                                    -----------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Commercial, financial, agri-
cultural  and real estate-farmland    1,059   15.4%  $   766   15.8%  $   785   16.5%  $ 1,122   18.3%  $ 3,513   16.2%
Real estate-construction                  -    5.2%        -    4.6%        -    5.3%        -    4.8%        -    3.9%
Real estate-mortgage                  4,456   72.9%    3,505   72.6%    3,476   69.4%    3,013   67.2%      779   67.0%
Installment loans to individuals      1,045    6.5%    1,189    7.0%    1,097    8.8%      943    9.7%      785   12.9%
Unallocated                             300    N/A       671    N/A       115    N/A       157    N/A       128    N/A
                                    -----------------------------------------------------------------------------------
Total                               $ 6,860    100%  $ 6,131    100%  $ 5,473    100%  $ 5,235    100%  $ 5,205    100%
                                    ===================================================================================

Non-performing loans
     It is management's policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                           Years ended December 31,
                                                   -------------------------------------------
                                                    1997     1996     1995     1994     1993
                                                   -------------------------------------------
                                                             (dollars in thousands)
Non-accrual loans                                  $  628   $    -   $  532   $  636   $  247
Loans 90 days past due and still accruing           1,033    1,002      897    1,336    1,450
Restructured loans                                      -        -        -        -        -
                                                   -------------------------------------------
Total non-performing loans                         $1,661   $1,002   $1,429   $1,972   $1,697
                                                   -------------------------------------------
Repossessed assets                                 $  516   $  805   $1,380   $1,645   $1,180
Other assets acquired in satisfaction of debts
      previously contracted                             5        1        1        1        1
                                                   -------------------------------------------
Total non-performing other assets                  $  521   $  806   $1,381   $1,646   $1,181
                                                   -------------------------------------------
Total non-performing loans and non-
      performing other assets                      $2,182   $1,808   $2,810   $3,618   $2,878
                                                   ===========================================
Non-performing loans to loans, before
      Allowance for loan losses                      0.28%    0.18%    0.30%    0.44%    0.41%
                                                   ===========================================
Non-performing loans and non-performing
      other assets to loans, before allowance for
      loan losses, and repossessed assets            0.36%    0.32%    0.58%    0.80%    0.70%
                                                   ===========================================

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. For the year ended December 31, 1997, $8,000 of interest was recognized from impaired loans, while no interest was recognized for the year ended December 31, 1996.

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

Potential Problem Loans
     Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $640,000 at December 31, 1997. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits
     As indicated in the following table, average interest bearing deposits as a percentage of average total deposits have decreased to 90.6% for the year ended December 31, 1997 from 90.9% for the year ended December 31, 1996.

                                                             December 31,
                         ----------------------------------------------------------------------------------------
                                     1997                          1996                         1995
                         ----------------------------------------------------------------------------------------
                                                         (dollars in thousands)
                         Average   % Total   Average   Average   % Total   Average   Average   % Total   Average
                         Balance               Rate    Balance               Rate    Balance               Rate
                         ----------------------------------------------------------------------------------------
Non-interest bearing
demand deposits          $ 73,345      9.4%        -%  $ 69,562      9.1%        -%  $ 63,165      9.5%        -%
Interest bearing demand
deposits                  110,940     14.2%     1.97%   130,365     17.1%     1.62%   123,369     18.4%     1.79%
Savings/Money Market      234,865     30.1%     3.32%   216,498     28.4%     3.57%   193,658     29.0%     3.49%
Time deposits             360,968     46.3%     5.54%   345,726     45.4%     5.46%   288,125     43.1%     5.44%
                         ----------------------------------------------------------------------------------------
Total                    $780,118    100.0%     4.24%  $762,151    100.0%     4.15%  $668,317    100.0%     4.07%
                         ========================================================================================

Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 1997, had the following maturities (dollars in thousands):

          Under 3 months  $47,774
          3 to 6 months    19,678
          6 to 12 months   17,510
          Over 12 months   11,575
                          -------
          Total           $96,537
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

                                                    Federal funds purchased and
                                                  securities sold under agreements     Other short-term
                                                           to repurchase                  borrowings
                                                  -----------------------------------------------------
                                                                     (dollars in thousands)
1997
Balance, December 31, 1997                                            --                    $ 6,550
Weighted average interest rate at end of period                       --                       7.35%
Maximum outstanding at any month end                             $13,550                    $ 8,000
Average daily balance                                            $ 1,678                    $ 6,542
Weighted average interest rate during period (1)                    6.14%                      7.21%

1996
Balance, December 31, 1996                                       $ 6,405                    $ 8,000
Weighted average interest rate at end of period                     7.19%                      7.39%
Maximum outstanding at any month end                             $20,072                    $ 9,250
Average daily balance                                            $ 8,804                    $ 8,092
Weighted average interest rate during period (1)                    5.34%                      7.10%

1995
Balance, December 31, 1995                                       $12,101                    $ 9,573
Weighted average interest rate at end of period                     5.75%                      7.35%
Maximum outstanding at any month end                             $19,648                    $10,573
Average daily balance                                            $14,269                    $ 8,428
Weighted average interest rate during period(1)                     6.23%                      8.50%

(1) The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

Market Risk
     Market risk is the risk of change in asset values due to movements in underlying market rates and prices. Interest rate risk is the risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting the Corporation as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Corporation's business activities.

     The Corporation's banking subsidiary, Busey Bank, has an asset-liability committee which meets monthly to review current market conditions and attempts to structure the bank's balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

     The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific
time periods.    The Funds Management Policy established by the asset liability committee and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 25.

     The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of December 31, 1997, is as follows:

                                                                 Basis Point Changes
                                                          ---------------------------------
                                                          -200    -100     +100      +200
                                                          ---------------------------------
Percentage change in net interest income due to an
immediate change in interest over a one-year period       8.23%   3.97%   (5.26%)  (11.43%)


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

     The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly. Average liquid assets are shown in the table below:

Liquid Assets

                                     Years Ended December 31,
                                    --------------------------
Average Balances                     1997     1996      1995
                                    --------------------------
                                      (dollars in thousands)
Federal funds sold                  $8,899   $8,159   $15,000
                                    ==========================
Percentage of average total assets    1.01%    0.95%     1.96%
                                    ==========================

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 1997:

                                                                      Rate Sensitive Within
                                        --------------------------------------------------------------------------------
                                         1-30 Days    31-90 Days    91-180 Days    181 Days-1 Yr    Over 1 Yr    Total
                                        --------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Federal funds sold                      $   18,800             -              -                -            -   $ 18,800
Investment securities
    U.S. Treasuries and Agencies             9,635   $    29,622   $      8,731   $       29,022   $   84,752    161,762
    States and political subdivisions        1,103             -            260            4,312       26,676     32,351
    Other securities                         2,475           200            401              300       18,025     21,401
Loans (net of unearned interest)           196,285        25,435         37,733           82,188      261,296    602,937
                                        --------------------------------------------------------------------------------
    Total rate-sensitive assets         $  228,298   $    55,257   $     47,125   $      115,822   $  390,749   $837,251
                                        --------------------------------------------------------------------------------
Interest bearing transaction deposits   $   13,715             -              -                -            -   $ 13,715
Savings deposits                            78,393             -              -                -            -     78,393
Money market deposits                      254,193             -              -                -            -    254,193
Time deposits                               49,990        54,059         71,043           87,209      110,761    373,062
Short-term borrowings                        6,550             -              -                -            -      6,550
Long-term debt                                   -             -          5,000                -        5,000     10,000
                                        --------------------------------------------------------------------------------
    Total rate-sensitive liabilities    $  402,841   $    54,059   $     76,043   $       87,209   $  115,761   $735,913
                                        --------------------------------------------------------------------------------
Rate-sensitive assets less rate-        $ (174,543)
sensitive liabilities                                $     1,198   $    (28,918)  $       28,613   $  274,988   $101,338
                                        --------------------------------------------------------------------------------
Cumulative Gap                          $ (174,543)  $  (173,345)  $   (202,263)  $     (173,650)  $  101,338
                                        ======================================================================
Cumulative amounts as a percentage
of total rate-sensitive assets              -20.85%       -20.70%        -24.16%          -20.74%       12.10%
                                        ======================================================================
Cumulative Ratio                              0.57X         0.62X          0.62X            0.72X        1.14X
                                        ======================================================================

     The foregoing table shows a negative (liability sensitive) cumulative unadjusted gap of approximately $175 million in the 1-30 day repricing category. The gap from 31 to 90 days is nearly matched, and beyond 90 days becomes less liability sensitive as rate-sensitive assets that reprice beyond 91 days gradually become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at December 31, 1997 will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on rate-sensitive assets.

Capital Resources
     Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 1997, the Corporation earned $10,371,000 and paid dividends of $4,762,000 to stockholders, resulting in a retention of current earnings of $5,609,000.

     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 1997, the Corporation had a total capital to total risk-weighted asset ratio of 13.01%, a Tier 1 capital to risk-weighted asset ratio of 11.81% and a Tier 1 leverage ratio of 7.61%; the Corporation's bank subsidiary, Busey Bank, had ratios of 12.59%, 11.37%, and 7.27%, respectively. As these ratios show, the Corporation and its bank subsidiary significantly exceed the regulatory capital guidelines.

Regulatory Considerations
     It is management's belief that there are no current recommendations by the regulatory authorities which if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

New Accounting Pronouncements
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in June 1997. This statement is effective for financial statement periods beginning after December 15, 1997. The effect on the Corporation's financial position and results of operations will not be material.

     In June 1997 the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for financial statement periods beginning after December 15, 1997. The effect on the Corporation's consolidated financial statements will not be material.

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

Year 2000 Compliance

     The Corporation has developed an all encompassing plan to address Year 2000 related issues. The plan has five phases that included (1) awareness of Year 2000 issues, (2) identification and inventory of Year 2000 issues, (3) development of solutions including contingency plans, (4) implementation of solutions, and (5) testing. Approximately 300 different issues and software systems have been inventoried as having possible Year 2000 impact. These issues range from forms to alarm systems to core applications software. Plans are being put in place to test and address each of these items. To ensure compliance for the bank core data processing systems, there will be a conversion from the current outsourced solution to an in-house solution in the fall of 1998. This will encompass all loan, deposit and financial reporting aspects of the banking operation. There will be costs of approximately $3,800,000 for equipment and software which will be partially offset by the elimination of many of the outsourcing costs. Some of these costs will be capitalized as they related to equipment purchased for an in-house data processing solution.

     This risk goes beyond the internal items and also involves all of our vendors and customers. We will be conducting education sessions for our customers in 1998 to alert them to the potential problems they could encounter. This will not eliminate this type of Year 2000 risk and the Corporation could be adversely affected if the vendors and customers do not adequately address their own Year 2000 issues.

     Contingency plans are being developed for critical business applications in order to mitigate potential problems and/or delays associated with implementation of new solutions or delivery of products and services from vendors.

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

     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

Consolidated Average Balance Sheets and Interest Rates

                                                                         Years Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                       1997                         1996                          1995
                                          ----------------------------------------------------------------------------------------
                                           Average   Income/   Yield/    Average   Income/   Yield/    Average   Income/   Yield/
                                           Balance   Expense    Rate     Balance   Expense    Rate     Balance   Expense    Rate
                                          ----------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Assets
Federal funds sold                        $  8,899   $    488    5.49%  $  8,159   $    441    5.40%  $ 15,000   $    884    5.89%
Investment securities:
    U.S. Treasuries and Agencies           160,394      9,309    5.80%   193,295     11,427    5.91%   172,960     10,452    6.04%
    States and political
    subdivisions(1)                         36,064      3,022    8.38%    38,794      3,248    8.37%    36,668      3,126    8.52%
    Other securities                        21,326      1,008    4.73%    22,599      1,270    5.62%    21,024      1,361    6.47%
Loans (net of unearned discount)(1), (2)   584,327     51,367    8.79%   525,311     46,221    8.80%   453,915     40,041    8.82%
                                          ----------------------------------------------------------------------------------------
Total interest-earning assets(1)          $811,010   $ 65,194    8.04%  $788,158   $ 62,607    7.94%  $699,567   $ 55,864    7.99%
                                          ========================================================================================
Cash and due from banks                     35,695                        34,784                        30,694
Premises and equipment                      22,535                        21,555                        21,501
Allowance for loan losses                   (6,480)                       (5,619)                       (5,421)
Other assets                                18,139                        20,392                        17,604
                                          ---------                     ---------                     ---------
Total assets                              $880,899                      $859,270                      $763,945
                                          =========                     =========                     =========

Liabilities and Stockholders' Equity
Interest bearing transaction deposits     $110,940   $  2,182    1.97%  $130,365   $  2,105    1.62%  $123,369   $  2,209    1.79%
Savings deposits                            79,888      2,617    3.28%    80,516      2,554    3.17%    57,073      1,659    2.91%
Money market deposits                      154,977      5,192    3.35%   135,982      5,167    3.80%   136,585      5,095    3.73%
Time deposits                              360,968     20,011    5.54%   345,726     18,884    5.46%   288,125     15,670    5.44%
Short-term borrowings:
    Federal funds purchased and
    repurchase agreements                    1,678        103    6.14%     8,804        470    5.34%    14,269        889    6.23%
    Other                                    6,542        472    7.21%     8,092        575    7.10%     8,428        716    8.50%
Long-term debt                               9,301        542    5.83%     5,000        278    5.55%     5,000        277    5.54%
                                          ----------------------------------------------------------------------------------------
Total interest-bearing liabilities        $724,294   $ 31,119    4.30%  $714,485   $ 30,033    4.20%  $632,849   $ 26,515    4.19%
                                          ========================================================================================
Net interest spread                                              3.74%                         3.74%                         3.80%
                                                               =======                       =======                       =======
Demand deposits                             73,345                        69,562                        63,165
Other liabilities                            5,954                         5,798                         4,630
    Stockholders' equity                    77,306                        69,425                        63,301
                                          ---------                     ---------                     ---------
Total liabilities and
    stockholders' equity                  $880,899                      $859,270                      $763,945
                                          =========                     =========                     =========
Interest income/earning assets(1)         $811,010   $ 65,194    8.04%  $788,158   $ 62,607    7.94%  $699,567   $ 55,864    7.99%
Interest expense/earning assets            811,010     31,119    3.84%   788,158     30,033    3.81%   699,567     26,515    3.79%
                                          ----------------------------------------------------------------------------------------
Net interest margin(1)                               $ 34,075    4.20%             $ 32,574    4.13%             $ 29,349    4.20%
                                                     =================             =================             =================

(1) On a tax equivalent basis, assuming a federal income tax rate of 35%
(2) Non-accrual loans have been included in average loans, net of unearned discount

Changes In Net Interest Income

                                                              Years Ended December 31, 1997, 1996, and 1995
                                               --------------------------------------------------------------------------
                                                Year 1997 vs 1996 Change due to(1)     Year 1996 vs 1995 Change due to(1)
                                               --------------------------------------------------------------------------
                                                Average     Average      Total          Average     Average      Total
                                                Volume     Yield/Rate    Change         Volume     Yield/Rate    Change
                                               --------------------------------------------------------------------------
                                                                       (dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                         $     40   $         7   $    47        $   (375)  $       (68)  $  (443)
    Investment securities:
        U.S. Treasuries and Agencies             (1,913)         (205)   (2,118)          1,196          (221)      975
        States and political subdivisions(2)       (229)            3      (226)            177           (55)      122
        Other securities                            (69)         (193)     (262)            119          (210)      (91)
    Loans(2)                                      5,188           (42)    5,146           6,282          (102)    6,180
                                               --------------------------------------------------------------------------
Change in interest income(2)                   $  3,017   $      (430)  $ 2,587        $  7,399   $      (656)  $ 6,743
                                               ==========================================================================

Increase (decrease) in interest expense:
    Interest bearing transaction deposits      $   (166)  $       243   $    77        $     42   $      (246)  $  (104)
    Savings deposits                                (20)           83        63             732           163       895
    Money market deposits                           167          (142)       25             (22)           94        72
    Time deposits                                   842           285     1,127           3,146            68     3,214
    Federal funds purchased and
      repurchase agreements                        (450)           83      (367)           (305)         (114)     (419)
    Other                                          (112)            9      (103)            (28)         (113)     (141)
    Long-term debt                                  250            14       264               -             1         1
                                               --------------------------------------------------------------------------
Change in interest expense                     $    511   $       575   $ 1,086        $  3,665   $      (147)  $ 3,518
                                               --------------------------------------------------------------------------
Increase (decrease) in net interest income(2)  $  2,506   $    (1,005)  $ 1,501        $  3,734   $      (509)  $ 3,225
                                               ==========================================================================

Percentage increase in net interest income
over prior period                                                           4.6%                                   11.0%
                                                                        ========                                ========

(1) Changes due to both rate and volume have been allocated proportionally
(2) On a tax equivalent basis, assuming a federal income tax rate of 35%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are presented beginning on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 5 and 6 of the 1998 Proxy Statement.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information set forth on pages 9 and 10 of the 1998 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information set forth on pages 7 and 8 of the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information set forth on page 13 of the 1998 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit                                  Description of Exhibit                                      Sequentially
Number                                                                                               Numbered Page
------------------------------------------------------------------------------------------------------------------
3.1             Certificate of Incorporation of First Busey Corporation (filed as Appendix B to
                First Busey's definitive proxy statement filed with the Commission on April 5,
                1993 (Commission File No. 0-15950), and incorporated herein by reference)

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

Exhibit                                  Description of Exhibit                                      Sequentially
Number                                                                                               Numbered Page
------------------------------------------------------------------------------------------------------------------
10.10           Agreement and Plan of Merger dated April 10, 1989 between First Busey Corporation and St. Joseph Bancorp, Inc. (filed as Exhibit 2.2 to First Busey's Registration
                Statement on Form S-4 (Registration No 33-28926), and incorporated herein by reference)

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

              FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                                -----
          Independent Auditor's Report                             37
          Consolidated Balance Sheets                              38
          Consolidated Statements of Income                        39
          Consolidated Statements of Stockholders' Equity       40-43
          Consolidated Statements of Cash Flows                 44-46
          Notes to Consolidated Financial Statements            47-74
          Management Report                                        75
          Independent Accountant's Report                          76

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 23, 1998.

                                               FIRST BUSEY CORPORATION
                                               BY //DOUGLAS C. MILLS//
                                                  -----------------------------
                                               Douglas C. Mills
                                               Chairman of the Board, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 1998.

          Signature                          Title
          //DOUGLAS C. MILLS//               Chairman of the Board,  President
          -----------------------            and Chief Executive Officer
          Douglas C. Mills                   (Principal Executive Officer)

          // SCOTT L. HENDRIE//              Senior Vice President and Chief
          -----------------------            Financial Officer
          Scott L. Hendrie                   (Principal Financial Officer)


          //JOSEPH M. AMBROSE//              Director
          -----------------------
          Joseph M. Ambrose

          //SAMUEL P. BANKS//                Director
          -----------------------
          Samuel P. Banks

          //T.O. DAWSON//                    Director
          -----------------------
          T. O. Dawson

          //VICTOR F. FELDMAN//              Director
          -----------------------
          Victor F. Feldman

          //KENNETH M. HENDREN//             Director
          -----------------------
          Kenneth M. Hendren

          //JUDITH L. IKENBERRY//            Director
          -----------------------
          Judith L. Ikenberry

          //E. PHILLIPS KNOX//               Director
          -----------------------
          E. Phillips Knox

          //P. DAVID KUHL//                  Director
          -----------------------
          P. David Kuhl

          //V. B. LEISTER, JR.//             Director
          -----------------------
          V. B. Leister, Jr.

          //LINDA M. MILLS//                 Director
          -----------------------
          Linda M. Mills

          //ROBERT C. PARKER//               Director
          -----------------------
          Robert C. Parker

          //EDWIN A. SCHARLAU//              Director
          -----------------------
          Edwin A. Scharlau II

          //BEN SNYDER//                     Director
          -----------------------
          Ben Snyder

          //DAVID C. THIES//                 Director
          -----------------------
          David C. Thies

          //ARTHUR R. WYATT//      Director
          -----------------------
          Arthur R. Wyatt

                      (This page intentionally left blank)

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                                    CONTENTS

----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                              37
----------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                             38

  Consolidated statements of income                                       39

  Consolidated statements of stockholders' equity                      40-43

  Consolidated statements of cash flows                                44-46

  Notes to consolidated financial statements                           47-74

----------------------------------------------------------------------------

INTERNAL CONTROL STRUCTURE REPORTS

  Management Report - Effectiveness of the Internal Control Structure     75

  Independent Accountant's Report                                         76

----------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey
Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/  McGladrey + Pullen, LLP

Champaign, Illinois
January 30, 1998

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

                                                                          1997        1996
----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
ASSETS
Cash and due from banks                                                 $ 43,299   $ 33,738
Federal funds sold                                                        18,800          -
Securities available for sale                                            215,514    171,243
Securities held to maturity (fair value 1996 $55,800)                          -     55,107
Loans held for sale (fair value 1997 $5,016; 1996 $1,457)                  4,963      1,447
Loans (net of allowance for loan losses 1997 $6,860; 1996 $6,131)        591,114    561,922
Premises and equipment                                                    22,834     21,588
Other assets                                                              19,016     19,873
                                                                        ----------------------
          TOTAL ASSETS                                                  $915,540   $864,918
                                                                        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Noninterest bearing                                                 $ 92,090   $ 78,077
    Interest bearing                                                     719,363    688,850
                                                                        ----------------------
          TOTAL DEPOSITS                                                 811,453    766,927
  Short-term borrowings                                                    6,550     14,405
  Long-term debt                                                          10,000      5,000
  Other liabilities                                                        6,258      5,169
                                                                        ----------------------
          TOTAL LIABILITIES                                              834,261    791,501
                                                                        ----------------------

Stockholders' Equity
  Preferred stock, no par value, 1,000,000 shares authorized, no
    shares issued                                                              -          -
  Common stock:
    Class A common stock, no par value, authorized 40,000,000 shares;
      7,077,353 shares issued 1997 and 5,952,353 issued 1996               6,291      5,291
    Class B common stock, no par value, authorized 10,000,000 shares;
      no shares issued 1997 and 1,125,000 issued 1996                          -      1,000
  Surplus                                                                 20,729     20,594
  Retained earnings                                                       53,011     47,402
  Unrealized gain on securities available for sale, net                    5,801      3,285
                                                                        ----------------------

          TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK, UNEARNED
             ESOP SHARES AND DEFERRED COMPENSATION FOR
             STOCK GRANTS                                                 85,832     77,572
  Treasury stock, at cost, 201,960 shares 1997; 230,641 shares 1996       (3,922)    (3,489)
  Unearned ESOP shares and deferred compensation for restricted
    stock awards                                                            (631)      (666)
                                                                        ----------------------
          TOTAL STOCKHOLDERS' EQUITY                                      81,279     73,417
                                                                        ----------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $915,540   $864,918
                                                                        ======================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997     1996      1995
------------------------------------------------------------------------------------------
                                                                (Dollars in thousands,
                                                                except per share amounts)
Interest income:
  Interest and fees on loans                                   $51,061  $45,948   $39,763
  Interest and dividends on securities
    Taxable interest income                                     10,208   12,579    11,681
    Nontaxable interest income                                   1,964    2,111     2,034
    Dividends                                                      110      118       132
  Interest on federal funds sold                                   488      441       884
                                                               ---------------------------
          TOTAL INTEREST INCOME                                 63,831   61,197    54,494
                                                               ---------------------------

Interest expense:
  Interest on deposits                                          30,002   28,710    24,632
  Interest on short-term borrowings                                575    1,045     1,606
  Interest on long-term debt                                       542      278       277
                                                               ---------------------------
          TOTAL INTEREST EXPENSE                                31,119   30,033    26,515
                                                               ---------------------------
          NET INTEREST INCOME                                   32,712   31,164    27,979
Provision for loan losses                                        1,075    1,100       395
                                                               ---------------------------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   31,637   30,064    27,584
                                                               ---------------------------

Other income:
  Service charges on deposit accounts                            2,947    2,937     2,705
  Trust fees                                                     3,156    2,651     2,551
  Commissions and brokers fees, net                              1,051      812       628
  Other service charges and fees                                 1,292      949       640
  Security gains, net                                              520      256       206
  Trading security gains (losses), net                               2     (100)       26
  Gain on sales of loans                                           439      268       653
  Other                                                            972      996     1,150
                                                               ---------------------------
          TOTAL OTHER INCOME                                    10,379    8,769     8,559
                                                               ---------------------------

Other expenses:
  Salaries and wages                                            12,134   11,662    10,462
  Employee benefits                                              2,481    2,206     2,084
  Net occupancy expense of premises                              2,225    1,936     1,977
  Furniture and equipment expenses                               1,838    1,651     1,582
  Data processing                                                1,760    1,476     1,745
  FDIC insurance expense                                           133      568       874
  Amortization of intangible assets                              1,328    1,321       860
  Stationery, supplies and printing                                704      715       690
  Foreclosed property write-down and expense                        12      150       226
  Other                                                          4,651    4,101     3,569
                                                               ---------------------------
          TOTAL OTHER EXPENSES                                  27,266   25,786    24,069
                                                               ---------------------------
          INCOME BEFORE INCOME TAXES                            14,750   13,047    12,074
Income taxes                                                     4,379    3,741     3,299
                                                               ---------------------------
          NET INCOME                                           $10,371  $ 9,306   $ 8,775
                                                               ===========================
Basic earnings per share                                       $  1.50  $  1.37   $  1.29
                                                               ===========================
Diluted earnings per share                                     $  1.48  $  1.34   $  1.27
                                                               ===========================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

----------------------------------------------------------------------------------


                                                   Class A    Class B
                                                    Common     Common
                                                    Stock      Stock     Surplus
                                                  -------------------------------
                                                   (Dollars in thousands except
                                                         per share amounts)
Balance, December 31, 1994                        $   5,291  $   1,000  $  20,299

  Net income                                              -          -          -
  Purchase of 42,144 shares for the treasury              -          -          -
  Issuance of 27,000 shares of treasury stock             -          -         81
  Cash dividends:
    Class A common stock $.59 per share                   -          -          -
    Class B common stock $.53 per share                   -          -          -
  Principal payments on employee stock ownership
    plan debt                                             -          -          -
  Release of restricted stock issued under
    restricted stock award plan                           -          -          -
  Change in unrealized gain (loss) on securities
    available for sale, net                               -          -          -
                                                  -------------------------------

Balance, December 31, 1995                            5,291      1,000     20,380

  Net income                                              -          -          -
  Purchase of 31,134 shares for the treasury              -          -          -
  Issuance of 65,888 shares of treasury stock             -          -        214
  Cash dividends:
    Class A common stock $.65 per share                   -          -          -
    Class B common stock $.59 per share                   -          -          -
  Principal payments on employee stock ownership
    plan debt                                             -          -          -
  Release of restricted stock issued under
    Restricted stock award plan                           -          -          -
  Change in unrealized gain (loss) on securities
    Available for sale, net                               -          -          -
                                                  -------------------------------

Balance, December 31, 1996                        $   5,291  $   1,000  $  20,594

--------------------------------------------------------------------------------------------
                          Unrealized                                Deferred
                          Gain (Loss)                             Compensation
                        on Securities                Unearned    for Restricted
            Retained      Available      Treasury      ESOP          Stock
            Earnings       for Sale       Stock       Shares         Awards          Total
           ---------------------------------------------------------------------------------
                          (Dollars in thousands except per share amounts)

[align     $  37,639        $    (842)  $  (3,226)  $  (1,000)     $    (145)     $  59,016
with
previous       8,775                -           -                                     8,775
page]              -                -        (705)          -              -           (705)
                   -                -         272           -              -            353

              (3,340)               -           -           -              -         (3,340)
                (600)               -           -           -              -           (600)

                   -                -           -         250              -            250

                   -                -           -           -             94             94

                   -            3,935           -           -              -          3,935
           ---------------------------------------------------------------------------------

              42,474            3,093       (3659)       (750)           (51)        67,778

               9,306                -           -           -              -          9,306
                   -                -        (605)          -              -           (605)
                   -                -         775                       (192)           797

              (3,710)               -           -           -              -         (3,710)
                (668)               -           -           -              -           (668)

                   -                -           -         250              -            250

                   -                -           -           -             77             77

                   -              192           -           -              -            192
           ---------------------------------------------------------------------------------

           $  47,402        $   3,285   $  (3,489)  $    (500)     $    (166)     $  73,417

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

------------------------------------------------------------------------------------


                                                     Class A    Class B
                                                      Common     Common
                                                      Stock      Stock      Surplus
                                                    --------------------------------
                                                    (Dollars in thousands except
                                                           per share amounts)
Balance, December 31, 1996                          $   5,291  $   1,000   $  20,594

  Net income                                                -          -           -
  Purchase of 121,732 shares for the treasury               -          -           -
  Issuance of 150,413 shares of treasury stock              -          -         135
  Cash dividends:
    Class A common stock $.70 per share                     -          -           -
    Class B common stock $.6364 per share                   -          -           -
  Proceeds from employee stock ownership plan debt          -          -           -
  Principal payments on employee stock ownership
    plan debt                                               -          -           -
  Forfeiture of restricted stock issued under
    restricted stock award plan                             -          -           -
  Release of restricted stock issued under
    restricted stock award plan                             -          -           -
  Conversion of Class B common stock to
    Class A common stock                                1,000     (1,000)          -
  Change in unrealized gain (loss) on securities
    available for sale, net                                 -          -           -
                                                    --------------------------------

Balance, December 31, 1997                          $   6,291  $       -   $  20,729
                                                    ================================


See Accompanying Notes to Consolidated Financial Statements.

---------------------------------------------------------------------------------------
                        Unrealized                              Deferred
                       Gain (Loss)                            Compensation
                      on Securities               Unearned   for Restricted
           Retained      Available    Treasury      ESOP          Stock
           Earnings      for Sale       Stock      Shares         Awards        Total
          -----------------------------------------------------------------------------
                 (Dollars in thousands except per share amounts)

[align    $   47,402    $     3,285  $  (3,489)  $    (500)    $      (166)  $  73,417
with
previous      10,371              -            -           -             -      10,371
page]              -              -       (3,127)          -             -      (3,127)
                   -              -        2,699           -             -       2,834

              (4,046)             -            -           -             -      (4,046)
                (716)             -            -           -             -        (716)
                   -              -            -        (250)            -        (250)

                   -              -            -         200             -         200

                   -              -           (5)          -             5           -

                   -              -            -           -            80          80

                   -              -            -           -             -           -


                   -          2,516            -           -             -        2516
          -----------------------------------------------------------------------------

          $   53,011    $     5,801    $  (3,922)  $    (550)  $       (81)  $  81,279
          =============================================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          1997         1996        1995
-----------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                           $  10,371   $   9,306   $   8,775
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          3,532       3,355       2,801
    Provision for loan losses                              1,075       1,100         395
    Provision for deferred income taxes                     (463)       (373)       (705)
    Accretion of security discounts                         (293)     (1,000)       (820)
    Gain on sales of securities, net                        (520)       (256)       (206)
    Proceeds from sales of loans                          42,004      34,742      34,223
    Loans originated for sale                            (45,081)    (34,118)    (27,139)
    Gain on sales of loans, net                             (439)       (268)       (653)
    (Gain) loss on sales and dispositions of premises
      and equipment                                           (1)         (6)          8
    Change in assets and liabilities:
      (Increase) decrease in other assets                 (1,114)      1,457      (4,682)
      Increase (decrease) in other liabilities             1,247        (148)      2,128
                                                       ----------------------------------
          NET CASH PROVIDED BY
             OPERATING ACTIVITIES                         10,318      13,791      14,125
                                                       ----------------------------------

Cash Flows from Investing Activities
  Securities available for sale:
     Purchases                                          (100,964)   (357,712)   (229,274)
     Proceeds from sales                                  12,292      15,948      55,189
     Proceeds from maturities                             93,826     395,149     101,722
  Securities held to maturity:
     Purchases                                            (1,375)    (20,556)     (8,929)
     Proceeds from maturities                             11,741      26,889      14,360
  (Increase) decrease in federal funds sold              (18,800)        650        (650)
  Increase in loans                                      (30,674)    (88,922)    (37,998)
  Purchases of premises and equipment                     (3,370)     (1,713)     (1,788)
  Proceeds from sales of premises and equipment                1          31           -
                                                       ----------------------------------
          NET CASH USED IN INVESTING ACTIVITIES          (37,323)    (30,236)   (107,368)
                                                       ----------------------------------


                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997      1996       1995
--------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Cash Flows from Financing Activities
  Net increase in certificates of deposit                $26,200   $ 1,102   $ 24,233
  Net increase in demand deposits, money market and
    savings accounts                                      18,326    20,928      6,982
  Certificates of deposit assumed from First
    of America                                                 -         -     67,506
  Demand deposits, money market and savings accounts
    assumed from First of America                              -         -     10,482
  Cash dividends paid                                     (4,762)   (4,378)    (3,940)
  Purchase of treasury stock                              (3,127)     (605)      (705)
  Proceeds from sales of treasury stock                    2,834       797        353
  Proceeds from short-term notes payable                   2,500     1,000      5,750
  Principal payments on short-term notes payable          (4,000)   (2,000)    (1,250)
  Proceeds from long-term debt                             5,000         -          -
  Net decrease in federal funds purchased, repurchase
    agreements and federal reserve discount obligations   (6,405)   (6,019)    (8,136)
                                                         -----------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES       36,566    10,825    101,275
                                                         -----------------------------

          NET INCREASE (DECREASE) IN CASH AND
             DUE FROM BANKS                                9,561    (5,620)     8,032

Cash and due from banks, beginning                        33,738    39,358     31,326
                                                         -----------------------------

Cash and due from banks, ending                          $43,299   $33,738   $ 39,358
                                                         =============================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                             $30,981   $30,573   $ 25,795
                                                         =============================

    Income taxes                                         $ 4,388   $ 3,661   $  3,894
                                                         =============================


                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           1997     1996     1995
-----------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Supplemental Schedule of Noncash Investing and
  Financing Activities
  Other real estate acquired in settlement of loans      $   407   $ 396   $   689
                                                         ==========================

  Principal payments on ESOP debt                        $   200   $ 250   $   250
                                                         ==========================

  Proceeds from ESOP debt                                $   250   $   -   $     -
                                                         ==========================

  Change in unrealized gain on investment
    securities available for sale                        $ 3,871   $ 295   $ 6,034
                                                         ==========================

  Decrease in deferred income tax assets attributable
    to the unrealized gain on investment securities
    available for sale                                   $(1,355)  $(103)  $(2,099)
                                                         ==========================

  Transfer of securities held to maturity to securities
    available for sale                                   $44,812   $   -   $     -
                                                         ==========================


See  Accompanying  Notes  to  Consolidated  Financial  Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 1.          SIGNIFICANT ACCOUNTING POLICIES

Description of business:
-----------------------

First Busey Corporation (the Corporation) is a holding company whose bank subsidiary, Busey Bank, provides a full range of banking services to individual and corporate customers through its seventeen locations throughout central Illinois. The bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. First Busey Securities, Inc. offers security broker/dealer services, and First Busey Trust & Investment Co. provides investment management and fiduciary services to institutional, corporate and personal trust clients. First Busey Corporation, Busey Bank, First Busey Securities, Inc. and First Busey Trust & Investment Co. are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis  of  consolidation
------------------------

The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiaries: First Busey Securities, Inc., Busey Insurance Services, Inc. and BAT, Inc.; First Busey Trust & Investment Co.; and First Busey Resources, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with generally accepted accounting principles and conform to predominant practice within the banking industry.

Use  of  estimates
------------------

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

Trust  assets
-------------

Other than trust cash on deposit at the Corporation's bank subsidiary, trust assets are not included in the accompanying consolidated financial statements because they are not assets of the Corporation.

Cash  flows
-----------

For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds purchased and sold are reported net, since their original maturities are less than three months.

------
FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Securities
----------

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

Securities purchased with the intent to earn a profit by trading or reselling them in a short period of time are classified as trading securities and are carried at fair value. Realized and unrealized gains and losses are included in income. At December 31, 1997 and 1996, there were no securities classified in this category.

Loans
-----

Loans are stated at the principal amount outstanding, net of unearned interest and the allowance for loan losses.

Interest is credited to income as earned using the simple interest method applied to the daily balances of principal outstanding.

The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower's ability to meet payments of interest or principal when they become due. Upon discontinuance of interest accrual, unpaid accrued interest is reversed. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

For collateralized impaired loans, loan balances in excess of net realizable value are deemed impaired. In the determination of the valuation, historical charge-offs for each category of loans, local economic trends, the source of loans and concentrations of credit in specific industries, if any, are considered.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Allowance  for  loan  losses
----------------------------

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

Loans  held  for  sale
----------------------

Loans held for sale consist of fixed rate mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair value.

Premises  and  equipment
------------------------

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other  real  estate  owned
--------------------------

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

Amortization
------------

The excess of the purchase price of subsidiaries over the fair value of identifiable assets acquired, which excess aggregated approximately $10,480,000, is amortized using the straight-line method over 15 years. Amortization of this excess is $692,000, $691,000 and $479,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Accumulated amortization at December 31, 1997, is $4,684,000.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Core  deposit  and  other  identifiable  intangible  assets  which  aggregated approximately $5,267,000 are amortized on an accelerated basis over the estimated periods benefited. Amortization of these intangibles is $636,000, $630,000 and $381,000 for the years ended December 31, 1997, 1996 and 1995,
respectively.    Accumulated  amortization  at  December 31, 1997 is $3,097,000.

The Corporation reviews its intangible assets periodically to determine potential impairment by comparing the carrying value of the intangibles with the anticipated future cash flows of the related businesses.

Income  taxes
-------------

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

Earnings  per  share
--------------------

In  1997,  the  Financial  Accounting  Standards Board issued Statement No. 128,
"Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares outstanding of 6,901,773, 6,804,160, and 6,815,738 for 1997, 1996, and 1995, respectively.

Diluted earnings per share is determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period. The weighted average shares outstanding were 6,998,988, 6,936,508, and 6,911,246 for 1997, 1996, and 1995, respectively.

Stock  split
------------

In April 1996, the Board of Directors approved a three-for-two stock split for stockholders of record on April 26, 1996 and was effected on May 7, 1996. All share amounts in the consolidated financial statements have been restated to reflect the stock split.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Reclassifications
-----------------

Certain reclassifications have been made to the balances as of and for the year ended December 31, 1996 and 1995 to be consistent with the classifications adopted for 1997.

Recent  accounting  pronouncements
----------------------------------

Reporting  Comprehensive  Income
--------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive
Income."    SFAS  130  establishes  standards  for  reporting  and  display  of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. In addition to an enterprise's net income, changes in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available for sale securities and foreign currency translation adjustments. The purpose of reporting comprehensive income is to measure all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

SFAS  130  is effective for financial statement periods beginning after December
15,  1997.    The  Corporation believes the adoption of SFAS 130 will not have a material  impact  on  its  consolidated  financial  statements.

Disclosures  about  Segments  of  an  Enterprise  and  Related  Information
---------------------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the manner in which public business enterprises report certain information about operating segments of their business in both their annual and interim financial reports provided to shareholders. The information required to be disclosed for an entity's operating segments not only consists of financial information, but also certain related disclosures of the segment's products and services, geographic areas, and major customers. The requirements of the new standard may result in identification of different segments than those now used by the Corporation.

SFAS 131 is effective for financial statement periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless impracticable. In addition, the provisions of SFAS 131 need not be applied to interim financial statements issued in the initial year of application. The Corporation believes the adoption of SFAS 131 will not have a material impact on its consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 2.          SUBSEQUENT EVENTS

In December 1997, the Corporation was granted a charter by the Department of Financial Institutions of the State of Indiana to establish a bank. On January 12, 1998, the Corporation capitalized the bank, named Busey Business Bank, at $10,000,000 and was granted FDIC insurance coverage for the deposits of that bank. This bank has been established to further expand the Corporation's presence in Indianapolis where it previously operated a loan production office. The Corporation provided the capital for the subsidiary by obtaining $10,000,000 in short-term borrowings from a third party lender at rates comparable to its existing borrowings.

On January 2, 1998, the Corporation, through its Busey Bank subsidiary, entered into an agreement to acquire The Busey Corporation, parent company of Busey
Carter Travel, an independent travel agency, for common stock totaling approximately $825,000. As of January 2, 1998, Busey Carter Travel had assets totaling approximately $877,000 and equity of $647,000. The majority of the stock of The Busey Corporation was held by individuals who are also stockholders or insiders of the Corporation. This acquisition is expected to be accounted for using the purchase method.

NOTE 3.          CASH AND DUE FROM BANKS

The Corporation's banking subsidiary is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 1997 and 1996 were approximately $5,045,000 and $14,474,000, respectively.

In October 1997, the Corporation's bank subsidiary established a clearing balance requirement of $2,000,000 with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services. The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

NOTE 4.          SECURITIES

As  of  December  31,  1997,  the  Corporation's bank subsidiary transferred its entire category of held to maturity securities into the available for sale securities category. In accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," this transfer was accounted for at market value. The aggregate amortized cost and fair values of these securities as of the transfer date was $44,812,000 and $45,707,000, respectively. The gross unrealized gain of $895,000, net of the deferred tax liability of $313,000, is included as a component of stockholders' equity.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

The amortized cost and fair values of securities available for sale are summarized as follows:

                                                          Gross        Gross
                                           Amortized    Unrealized   Unrealized      Fair
                                              Cost        Gains        Losses       Value
                                          --------------------------------------------------
AVAILABLE FOR SALE SECURITIES:                        (Dollars in thousands)
December 31, 1997:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                $   161,617  $       277  $       132  $   161,762
Obligations of states and political
  subdivisions                                 31,452          919           20       32,351
Corporate securities                            6,177           20            1        6,196
Equity securities                               4,132        7,881           19       11,994
Other debt securities                             859            -            -          859
Mortgage backed securities                      2,352            -            -        2,352
                                          --------------------------------------------------

                                          $   206,589  $     9,097  $       172  $   215,514
                                          ==================================================


December 31, 1996:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                $   159,354  $       255  $       565  $   159,044
Obligations of states and political
  subdivisions                                  1,250            4            1        1,253
Corporate securities                            1,025            6            3        1,028
Equity securities                               3,707        5,417           59        9,065
Other debt securities                             853            -            -          853
                                          --------------------------------------------------

                                          $   166,189  $     5,682  $       628  $   171,243
                                          ==================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

The amortized cost and fair values of securities held to maturity are summarized as follows:

                                                          Gross        Gross
                                           Amortized    Unrealized   Unrealized      Fair
                                              Cost        Gains        Losses       Value
                                          --------------------------------------------------
HELD TO MATURITY SECURITIES:                             (Dollars in thousands)
December 31, 1996:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                $     8,635  $         -  $       119  $     8,516
Obligations of states and political
  subdivisions                                 36,607          789          153       37,243
Corporate securities                            6,640           80            -        6,720
Mortgage-backed securities                      3,225           98            2        3,321
                                          --------------------------------------------------

                                          $    55,107  $       967  $       274  $    55,800
                                          ==================================================


The amortized cost and fair value of securities, other than equity securities, as of December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the mortgage-backed securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                Available for Sale
                                             -----------------------
                                             Amortized        Fair
                                               Cost          Value
                                             -----------------------
                                             (Dollars in thousands)
Due in one year or less                      $ 82,142       $ 82,231
Due after one year through five years          99,984        100,535
Due after five years through ten years         14,722         15,112
Due after ten years                             3,257          3,290
                                             -----------------------
                                              200,105        201,168
Mortgage-backed securities                      2,352          2,352
                                             -----------------------

                                             $202,457       $203,520
                                             =======================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Gains and losses related to sales of securities for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in thousands):

                                   1997    1996   1995
                                   --------------------
Gross security gains               $595   $258   $ 351
Gross security losses               (75)    (2)   (145)
                                   --------------------

          NET SECURITY GAINS       $520   $256   $ 206
                                   ====================

Investment securities with carrying values of $154,451,000 and $127,955,000 on December 31, 1997 and 1996, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 5.          LOANS

The composition of loans is as follows:

                                                       December 31,
                                                  ----------------------
                                                    1997         1996
                                                  ----------------------
                                                  (Dollars in thousands)
Commercial                                        $ 63,861     $ 62,065
Real estate construction                            31,306       26,184
Real estate - farmland                              11,782       11,468
Real estate - 1 to 4 family residential mortgage   220,659      206,499
Real estate - multifamily mortgage                  74,385       74,245
Real estate - non-farm nonresidential mortgage     139,653      131,350
Installment                                         38,925       39,705
Agricultural                                        17,403       16,537
                                                  ----------------------
                                                   597,974      568,053
Less:
  Allowance for loan losses                          6,860        6,131
                                                  ----------------------

          NET LOANS                               $591,114     $561,922
                                                  ======================


The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $113,506,000 and $101,344,000 as of December 31, 1997 and 1996, respectively.

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $214,038,000 and $205,595,000 as of December 31, 1997 and 1996, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

loss  experience  on  its  loan  portfolio  as  a  whole.

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are reflected by changing economic conditions and the economic prospects of borrowers.

The following table presents data on impaired loans:

                                                                 1997          1996
                                                                 ----------------------
                                                                 (Dollars in thousands)
Impaired loans for which an allowance has been provided          $  -          $  -
Impaired loans for which no allowance has been provided           226             -
                                                                 ----------------------

Total loans determined to be impaired                            $226          $  -
                                                                 ======================

Allowance for loan loss for impaired loans included in the
  Allowance for loan losses                                      $  -          $  -
                                                                 ======================
Average recorded investment in impaired loans                    $254          $201
                                                                 ======================
Interest income recognized from impaired loans                   $  8          $  -
                                                                 ======================
Cash basis interest income recognized from impaired loans        $ 25          $  -
                                                                 ======================




NOTE 6.          ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                      Years Ended December 31,
                                                     -------------------------
                                                       1997     1996     1995
                                                     -------------------------
                                                        (Dollars in thousands)
Balance, beginning of year                           $6,131   $5,473   $5,235
  Provision for loan losses                           1,075    1,100      395
  Recoveries applicable to loan balances previously
    charged off                                         213      240      523
                                                     -------------------------
                                                      7,419    6,813    6,153
  Loan balances charged off                            (559)    (682)    (680)
                                                     -------------------------

Balance, ending of year                              $6,860   $6,131   $5,473
                                                     =========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 7.          PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                     December 31,
                               -----------------------
                                  1997          1996
                               -----------------------
                                (Dollars in thousands)
Land                           $ 4,899       $ 4,899
Buildings and improvements      23,294        21,781
Furniture and equipment         10,720         8,633
                               -----------------------
                                38,913        35,313
Less accumulated depreciation   16,079        13,725
                               -----------------------

                               $22,834       $21,588
                               =======================


Depreciation expense was $2,124,000, $1,957,000 and $1,847,000 for the years ending December 31, 1997, 1996 and 1995, respectively.

NOTE 8.          DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $96,537,000 and $65,462,000 at December 31, 1997 and 1996,
respectively.

As of December 31, 1997, the scheduled maturities of certificates of deposit, in thousands, are as follows:

1998                 $262,299
1999                   61,379
2000                   27,857
2001                   11,399
2002 and thereafter    10,128
                     --------
                     $373,062
                     ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 9.          SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                                           December 31,
                                                                        -------------------
                                                                        1997          1996
                                                                        -------------------
                                                                        (Dollars in thousands)
Notes payable, American National Bank of Chicago, due January 31,
1998, interest payable quarterly at LIBOR plus 1.50% (effective rate of 7.37375% at December 31, 1997, except as noted):


    $10,000,000 line of credit, collateralized by all of the capital
    stock of Busey Bank.                                                $5,000      $ 7,500

    Note payable, collateralized by all of the capital stock of Busey
    Bank (effective rate of 7.21875% at December 31, 1997)               1,000            -

    Collateralized by 22,143 shares of First Busey Corporation
    Class A common stock owned by employee stock ownership
    plan                                                                   150          250

    Collateralized by 22,143 shares of First Busey Corporation
    Class A common stock owned by employee stock ownership
    plan                                                                   150          250

    Collateralized by 10,000 shares of First Busey Corporation
    Class A common stock owned by employee stock ownership
    plan (effective rate of 7.3125% at December 31, 1997)                  250            -

Federal funds purchased                                                      -        6,400

Securities sold under agreements to repurchase                               -            5
                                                                        -------------------
                                                                        $6,550      $14,405
                                                                        ===================


In accordance with the consensus reached on Issue Number 89-10 at the June 1989 meeting of the Financial Accounting Standards Board's Emerging Issues Task
Force, the Company has recorded the pre-1993 debt of the employee stock ownership plan (ESOP), which totaled $300,000 and $500,000 at December 31, 1997 and 1996, respectively as short-term borrowings and a reduction of stockholders' equity.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

In August 1997, the employee stock ownership plan borrowed $250,000 to acquire additional shares. In accordance with AICPA Statement of Position 93-6, this debt has been recorded as short-term borrowings and a reduction of stockholders' equity.

NOTE 10.     LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                                    December 31,
                                                                                 1997          1996
                                                                                ---------------------
                                                                                (Dollars in thousands)
Note payable, Federal Home Loan Bank of Chicago, 5.46%, monthly installments of interest through June 25, 1998, balance due June 25,
  1998, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on residential real estate and Federal Home
  Loan Bank stock                                                               $ 5,000       $5,000

Note payable, Federal Home Loan Bank of Chicago, 6.08%, monthly installments of interest through February 21, 2000, balance due
  February 21, 2000, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on residential real
  estate and Federal Home Loan Bank stock                                         5,000            -
                                                                                ---------------------
                                                                                $10,000       $5,000
                                                                                =====================


NOTE 11.     INCOME TAXES

The components of income tax expense consist of:

                                     Years Ended December 31,
                                    -------------------------
                                      1997     1996     1995
                                    -------------------------
                                     (Dollars in thousands)
Current                             $4,842   $4,114   $4,004
Deferred                              (463)    (373)    (705)
                                    -------------------------
          TOTAL INCOME TAX EXPENSE  $4,379   $3,741   $3,299
                                    =========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

A reconciliation of federal income taxes at statutory rates to the income taxes included in the statements of income is as follows:

                                          Years ended December 31,
                    -------------------------------------------------------------------
                               1997                  1996                 1995
                    -------------------------------------------------------------------
                                    % of                   % of                   % of
                                   Pretax                 Pretax                 Pretax
                       Amount      Income      Amount     Income     Amount      Income
                    -------------------------------------------------------------------
                                            (Dollars in thousands)
Income tax at
  statutory rate    $   5,163       35.0%  $   4,566       35.0%  $   4,226       35.0%
Effect of:
  Benefit of
    income taxed
    at lower rates       (100)      (0.7)       (100)      (0.8)       (100)      (0.9)
  Tax-exempt
    interest, net        (777)      (5.3)       (805)      (6.2)       (788)      (6.5)
  Amortization
    of intangibles        170        1.2         170        1.3         170        1.4
  Other                   (77)      (0.5)        (90)      (0.6)       (209)      (1.7)
                    -------------------------------------------------------------------
                    $   4,379       29.7%  $   3,741       28.7%  $   3,299       27.3%
                    ===================================================================

Income taxes related to realized gains on sales of securities were $182,000, $90,000 and $72,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The net deferred tax asset, included in other assets or liabilities, in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                 1997         1996
                                              ----------------------
                                              (Dollars in thousands)
Deferred tax liability                        $(3,828)      $(2,446)
Deferred tax asset                              4,344         3,686
Valuation allowance for deferred tax assets      (674)         (507)
                                              ----------------------
          NET DEFERRED TAX ASSET (LIABILITY)  $  (158)      $   733
                                              ======================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

The tax effects of principal temporary differences are shown in the following table:

                                                       1997          1996
                                                    ----------------------
                                                    (Dollars in thousands)
Investment securities:
  Unrealized gain on securities available for sale  $(3,124)      $(1,769)
  Other                                                 219           219
Basis in premises and equipment                        (567)         (564)
Allowance for loan losses                             2,721         2,432
Property acquired in settlement of loans                (24)           41
Loans held for sale                                      22             4
Basis in deposit intangibles                            552           419
Deferred compensation                                   528           388
Performance/restricted stock                             24            10
State net operating loss carryforward                   278           173
Other                                                  (113)         (113)
                                                    ----------------------
                                                        516         1,240
Valuation allowance                                    (674)         (507)
                                                    ----------------------
                                                    $  (158)      $   733
                                                    ======================

State net operating loss carryforwards of approximately $5,962,000 are available to offset future taxable income. The carryforwards expire as follows: 2005 - $2,047,000; 2006 - $3,007,000; 2007 - $860,000 and 2008 - $48,000.

NOTE 12.     EMPLOYEE BENEFIT PLANS

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

During the year ended December 31, 1997, $200,000 of compensation expense was recognized for the ESOP, releasing 29,524 common shares to participant accounts, and is reflected in the chart below under "Employee Benefits." The Corporation does not have any repurchase obligation.

As permitted by AICPA Statement of Position (SOP) 93-6, compensation expense for shares released during 1997 and 1996 is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. There have been no shares released that were acquired by the ESOP after December 31, 1992. For such shares, compensation expense would be equal to the fair market value of the shares released. Compensation expense related to the ESOP plan was $243,000, $297,000 and $327,000 in 1997, 1996 and 1995, respectively.

Outstanding ESOP shares as of December 31 by loans acquired prior to December 31, 1992 were as follows:

                                                     1997        1996
                                               -----------------------
Allocated shares                                   385,927     366,960
Unallocated shares                                  44,286      73,810
                                               -----------------------

TOTAL                                              430,213     440,770
                                               =======================

Fair value of allocated shares at December 31  $11,831,000  $9,807,000
                                               =======================

Outstanding ESOP shares acquired under the August 1997 loan and their fair market values were as follows:

                               1997
                    ------------------------
                                      Fair
                                     Market
                    Shares           Value
                    ------------------------
Unallocated shares  10,000          $275,000
                    ========================


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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Employer contributions to the employee benefit plans are included in the statements of income as follows:

                                                ------------------------
                                                Years Ended December 31,
                                                 1997     1996     1995
                                                ------------------------
                                                (Dollars in thousands)
Employee benefits                                $809     $703     $623
Interest on employee stock ownership plan debt     43       47       77
                                                ------------------------
          TOTAL EMPLOYER CONTRIBUTIONS           $852     $750     $700
                                                ========================

NOTE 13.     STOCK INCENTIVE PLANS

Stock Option Plan:
------------------

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

A summary of the status of the Corporation's stock option plan as of December 31, 1997, 1996 and 1995 and the changes during the years ending on those dates is as follows:

                                 1997                  1996                 1995
                       -------------------------------------------------------------------
                                    Weighted-               Weighted-             Weighted-
                                     Average                 Average               Average
                                    Exercise                Exercise              Exercise
                         Shares       Price     Shares       Price     Shares      Price
                       -------------------------------------------------------------------
Outstanding at begin-
  ning of year           338,341   $   14.39    393,917   $   13.62    264,957   $   10.73
Granted                   97,825       24.98      6,000       18.50    163,500       17.50
Exercised                (95,413)      10.07    (56,813)       9.33    (27,000)       9.31
Terminated and
  reissuable             (10,950)      17.32     (4,763)      16.37     (7,540)      11.67
                       ----------             ----------             ----------
Outstanding at end
  of year                329,803       18.69    338,341       14.39    393,917       13.62
                       ===================================================================

Exercisable at end
  of year                 43,653   $   10.10      4,500   $    9.44     60,750   $    9.33

Weighted-average fair
  value per option of
  options granted
  during the year      $    4.92              $    5.37              $    1.88

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                               Options
                       Options Outstanding                   Exercisable
                    ----------------------------------------------------
Exercise              Number          Weighted-Average         Number
 Prices             Outstanding  Remaining Contractual Life  Outstanding
------------------------------------------------------------------------
$  10.00              18,000              2 years              18,000
   10.11              25,314              2 years              25,314
   14.33                 339              2 years                 339
   16.50              31,950              2 years                   -
   17.50             151,500              4 years                   -
   18.50               6,000              4 years                   -
   24.25              69,700              6 years                   -
   27.50               1,000              2 years                   -
   27.50              26,000              4 years                   -
                    ----------------------------------------------------
                     329,803              4 years              43,653
                    ====================================================

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

                               1997    1996    1995
                             -----------------------
Net Income (in thousands):
  As reported                $10,371  $9,306  $8,775
  Pro forma                  $10,262  $9,262  $8,735

Basic earnings per share:
  As reported                $  1.50  $ 1.37  $ 1.29
  Pro forma                  $  1.49  $ 1.36  $ 1.28

Diluted earnings per share:
  As reported                $  1.48  $ 1.34  $ 1.27
  Pro forma                  $  1.47  $ 1.34  $ 1.26

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, included expected stock price volatility. In management's opinion, such valuation models may not necessarily  provide  the  best  single  measure  of  option  value.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

                                             1997
                                 ---------------------------
                                 Block 1   Block 2   Block 3    1996     1995
                                 --------  --------  -------  -------  ---------
Number of options granted         69,700    26,000    1,000    6,000    163,500
Risk-free interest rate             5.76%     5.74%    5.64%    6.21%      5.40%
Expected life, in years                6         4        2        5          6
Expected volatility                  6.3%      6.3%     6.3%     6.1%       6.5%
Expected dividend yield              2.9%      2.9%     2.9%     3.1%       3.7%
Estimated fair value per option  $  5.77   $  2.78   $ 1.68   $ 5.37   $   1.88

An additional 1,125 options granted in 1997 vested and were exercised during the year ended December 31, 1997.

Restricted  Stock  Award  Plan:
------------------------------

In January 1993, the Corporation adopted the 1993 Restricted Stock Award Plan pursuant to which restricted stock awards for up to 225,000 shares of Class A common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 1997, there were 6,600 shares under grant with performance restrictions allowed by the plan which expire as follows: 1998 - 2,200 shares, 1999 - 2,200 shares and 2000
-  2,200  shares.

                                          Number of Shares
                                      -------------------------
                                       1997     1996     1995
                                      -------------------------
Under restriction, beginning of year    9,000    8,250   14,250
  Granted                                   -    9,000        -
  Restrictions released                 2,200    8,250    6,000
  Forfeited and reissuable                200        -        -
                                      -------------------------

Under restriction, end of year          6,600    9,000    8,250
                                      =========================

Available to grant, end of year       201,950  201,750  210,750
                                      =========================

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $80,000, $77,000, and $94,000 was recognized for financial statement purposes during the years ended December 31, 1997, 1996, and 1995, respectively. Compensation expense of $61,000 and $184,000 was recognized for income tax purposes for the years ended December 31, 1997 and 1996, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 14.     TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 1997:

Balance at the beginning of year  $ 5,378
  New loans                         4,970
  Repayments                       (5,486)
  Other                                13
                                  --------
Balance at end of year            $ 4,875
                                  ========

NOTE 15.     COMMON STOCK

The holders of Class A common stock are entitled to cash dividends per share which are 10% greater than the cash dividends per share with respect to Class B common stock. Class A stockholders have one vote per share whereas Class B stockholders have ten votes per share. Class B common stock may be converted to Class A common stock at any time on a one-for-one basis. All of the issued Class B common stock was converted to Class A common stock on December 31, 1997. There were no other differences between the two classes of common stock.

NOTE 16.     CAPITAL RATIOS

The ability of the Corporation to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries. State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay. As a practical matter, dividend payments are restricted because of the desire to maintain a strong capital position in the subsidiaries.

The Corporation and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's or the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the federal and state regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

                                                                             To Be Well
                                                                          Capitalized Under
                                                       For Capital        Prompt Corrective
                                    Actual          Adequacy Purposes     Action Provisions
                            ----------------------------------------------------------------
                              Amount      Ratio     Amount      Ratio     Amount      Ratio
                            ----------------------------------------------------------------
                                               (Dollars in Thousands)
As of December 31,  1997:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated            $  74,372     13.01%  $  45,726       8.0%     N/A         N/A
    Busey Bank              $  70,604     12.59%  $  44,850       8.0%  $  56,063      10.0%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated            $  67,512     11.81%  $  22,863       4.0%     N/A         N/A
    Busey Bank              $  63,744     11.37%  $  22,425       4.0%  $  33,638       6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated            $  67,512      7.61%  $  35,495       4.0%     N/A         N/A
    Busey Bank              $  63,744      7.27%  $  35,068       4.0%  $  43,835       5.0%

As of December 31,  1996:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated            $  67,321     12.48%  $  43,142       8.0%     N/A         N/A
    Busey Bank              $  65,077     12.28%  $  42,399       8.0%  $  52,998      10.0%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated            $  61,190     11.35%  $  21,571       4.0%     N/A         N/A
    Busey Bank              $  58,946     11.12%  $  21,199       4.0%  $  31,799       6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated            $  61,190      7.14%  $  34,279       4.0%     N/A         N/A
    Busey Bank              $  58,946      6.93%  $  34,010       4.0%  $  42,512       5.0%

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 17.     COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk as of December 31, 1997 and 1996, is as follows:

                                                                        1997         1996
                                                                     ----------------------
                                                                     (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                       $126,280     $120,525
  Standby letters of credit                                             4,780        5,243

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

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

As of December 31, 1997, the Corporation has no significant futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics.

NOTE 18.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash  and  cash  equivalents
----------------------------

The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets' fair values.

Securities
----------

For securities held to maturity and available for sale, fair values are based on quoted market prices or dealer quotes, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying amount of accrued interest receivable approximates fair value.

Loans
-----

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

Deposits
--------

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Short-term  borrowings  and  long-term  debt
--------------------------------------------

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying amount of accrued interest payable approximates fair value.

Commitments  to  extend  credit  and  standby  letters  of  credit
------------------------------------------------------------------

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 1997, these items are immaterial in nature.

The estimated fair values of the Corporation's financial instruments are as follows:

                                       1997               1996
                               --------------------------------------
                               Carrying     Fair    Carrying    Fair
                                Amount     Value     Amount    Value
                               --------------------------------------
                                      (Dollars in thousands)
Financial assets:
  Cash and cash equivalents    $ 62,099  $ 62,099  $ 33,738  $ 33,738
  Securities                    215,514   215,514   226,350   227,043
  Loans, net                    596,077   596,802   563,369   568,480
  Accrued interest receivable     7,464     7,464     7,412     7,412

Financial liabilities:
  Deposits                      811,453   811,198   766,927   768,090
  Short-term borrowings           6,550     6,550    14,405    14,405
  Long-term debt                 10,000     9,982     5,000     4,956
  Accrued interest payable        3,586     3,586     3,448     3,448

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 19.     PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed  financial  data  for  First  Busey  Corporation  is  presented below.

                                  BALANCE SHEETS

                                                                    December 31,
                                                               ----------------------
                                                                 1997         1996
                                                               ----------------------
ASSETS                                                         (Dollars in thousands)
Cash and due from subsidiary bank                              $   131       $ 1,254
Securities available for sale                                    1,602         1,258
Investments in subsidiaries:
  Bank                                                          73,485        66,521
  Non-bank                                                       8,334         2,295
Premises and equipment, net                                         48         4,931
Other assets                                                     5,515         6,177
                                                               ----------------------
          TOTAL ASSETS                                         $89,115       $82,436
                                                               ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term corporate borrowings                              $ 6,000       $ 7,500
  Short-term ESOP borrowings                                       550           500
  Other liabilities                                              1,286         1,019
                                                               ----------------------
          TOTAL LIABILITIES                                      7,836         9,019
                                                               ----------------------

Stockholders' equity before unearned ESOP shares and deferred
  compensation for stock grants                                 81,910        74,083
Unearned ESOP shares and deferred compensation for restricted
  stock awards                                                    (631)         (666)
                                                               ----------------------
          STOCKHOLDERS' EQUITY                                  81,279        73,417
                                                               ----------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $89,115       $82,436
                                                               ======================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                              STATEMENTS OF INCOME

                                                Years Ended December 31,
                                                ------------------------
                                                   1997    1996    1995
                                                ------------------------
                                                  (Dollars in thousands)
Operating income:
  Dividends from subsidiaries:
    Bank                                         $ 6,000  $6,000  $5,400
    Non-bank                                         500     400     300
  Interest and dividend income                        10      12      27
  Other income                                       788     579     451
                                                ------------------------
          TOTAL OPERATING INCOME                   7,298   6,991   6,178
                                                ------------------------

Expenses:
  Salaries and employee benefits                   1,124   1,057   1,025
  Interest expense                                   429     527     740
  Operating expense                                1,425   1,064   1,109
                                                ------------------------
          TOTAL EXPENSES                           2,978   2,648   2,874
                                                ------------------------

          INCOME BEFORE INCOME TAX BENEFIT AND
             EQUITY IN UNDISTRIBUTED INCOME OF
             SUBSIDIARIES                          4,320   4,343   3,304

Income tax benefit                                   767     730     980
                                                ------------------------

          INCOME BEFORE EQUITY IN UNDISTRIBUTED
             INCOME OF SUBSIDIARIES                5,087   5,073   4,284

Equity in undistributed income of subsidiaries:
  Bank                                             4,696   3,983   4,195
  Non-bank                                           588     250     296
                                                ------------------------

          NET  INCOME                            $10,371  $9,306  $8,775
                                                ========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                              STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                                        ----------------------------
                                                          1997      1996      1995
                                                        ----------------------------
                                                          (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                            $10,371   $ 9,306   $ 8,775
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                           972     1,206     1,226
    Equity in undistributed net income of subsidiaries   (5,284)   (4,233)   (4,491)
    Gain on sales of securities                             (62)        -       (54)
    (Gain) loss on disposal of premises and equipment        (1)        6         -
    Changes in assets and liabilities:
      Increase in other assets                             (320)     (445)     (739)
      Increase in other liabilities                         267       277        27
                                                        ----------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES       5,943     6,117     4,744
                                                        ----------------------------

Cash Flows from Investing Activities
  Proceeds from sales of securities
    available for sale                                      556       136       259
  Purchases of securities available for sale               (473)     (186)      (10)
  Proceeds from sales of premises and equipment               1         -         -
  Purchases of premises and equipment                        (2)      (66)     (184)
  Capital contribution to subsidiary                       (593)        -         -
  Proceeds from capital distribution of subsidiary            -         -        91
                                                        ----------------------------
          NET CASH (USED IN) PROVIDED BY
             INVESTING ACTIVITIES                          (511)     (116)      156
                                                        ----------------------------

Cash Flows from Financing Activities
  Purchases of treasury stock                            (3,127)     (605)     (705)
  Proceeds from sales of treasury stock                   2,834       797       353
  Proceeds from short-term borrowings                     2,500     1,000     5,750
  Dividends paid                                         (4,762)   (4,378)   (3,940)
  Principal payments on short-term borrowings            (4,000)   (2,000)   (1,250)
  Principal payments on long-term debt                        -         -    (4,891)
                                                        ----------------------------
          NET CASH USED IN FINANCING ACTIVITIES          (6,555)   (5,186)   (4,683)
                                                        ----------------------------

          NET (DECREASE) INCREASE IN CASH AND
             DUE FROM BANKS                              (1,123)      815       217

Cash and due from banks, beginning                        1,254       439       222
                                                        ----------------------------

Cash and due from banks, ending                         $   131   $ 1,254   $   439
                                                        ============================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                      STATEMENTS OF CASH FLOWS (Continued)

                                                   Years Ended December 31,
                                                   ------------------------
                                                      1997   1996     1995
                                                   ------------------------
                                                    (Dollars in thousands)
Supplemental Schedule of Noncash Investing and
  Financing Activities
    Principal payments on ESOP debt                 $  200   $250   $  250
                                                   ========================

    Proceeds from ESOP debt                         $  250   $  -   $    -
                                                   ========================

    Transfer of premises and equipment and other
      assets to subsidiary                          $5,441   $  -   $    -
                                                   ========================

    Change in unrealized gain on securities
      available for sale - holding company          $  365   $174   $  259
                                                   ========================

    Increase in deferred income taxes attributable
      to the unrealized gain on securities
      available for sale - holding company          $ (127)  $(61)  $  (91)
                                                   ========================

    Change in unrealized gain on securities
      available for sale - subsidiaries             $2,278   $ 79   $3,767
                                                   ========================

                                MANAGEMENT REPORT
                                   BUSEY BANK
                             AS OF DECEMBER 31, 1997


FINANCIAL  STATEMENTS
Management of Busey Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1997, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

Management assessed its internal control structure over financial reporting as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained an effective internal control structure over financial reporting as of December 31, 1997.

DESIGNATED  LAWS
Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes Busey Bank complied, in all material respects, with those designated laws and regulations for the year ended December 31, 1997.



                         ___________________________________
                         Douglas C. Mills, Chairman of the Board First Busey Corporation (Holding Company)



                         ___________________________________
                         P.  David  Kuhl,  President
                         Busey  Bank

                         INDEPENDENT ACCOUNTANT'S REPORT



To  the  Board  of  Directors
Busey  Bank
Urbana,  Illinois

We have examined management's assertion that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1997, included in the accompanying management report.

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

In our opinion, management's assertions that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1997, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


/s/  McGladrey + Pullen, LLP

Champaign, Illinois
January 30, 1998

                                                                    EXHIBIT 21.1

                 LIST OF SUBSIDIARIES OF FIRST BUSEY CORPORATION
                                  March 6, 1998



                                   Busey Bank

                               Busey Business Bank

                       First Busey Trust & Investment Co.

                           First Busey Resources, Inc.







                       LIST OF SUBSIDIARIES OF BUSEY BANK
                                  March 6, 1998



                          First Busey Securities, Inc.

                         Busey Insurance Services, Inc.

                           Busey Carter Travel Agency

                                    BAT, Inc.

                                                                    EXHIBIT 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-30095) of our report, dated January 30, 1998, with respect to the financial statements of First Busey Corporation and Subsidiaries, appearing in this Annual Report on Form 10-K for the year ended December 31, 1997.

/s/ McGladrey + Pullen, LLP

Champaign, Illinois
March 18, 1998