Form 10-Q
period 1998-03-31
FIRST BUSEY CORP /NV/
filed 1998-05-15
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended 3/31/98       Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)


                   Nevada                           37-1078406
         -------------------------          -------------------------
      (State or other jurisdiction of           (I.R.S. Employer
       Incorporation or organization)            Identification No.)

              201 W. Main St.,
              Urbana, Illinois                        61801
         -------------------------          -------------------------
           (Address of principal                    (Zip Code)
             executive offices)

       Registrant's telephone number, including area code:  (217) 365-4556


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                                                Outstanding at May 8, 1998
            ---------------------------------------             ----------------------------
            Class A Common Stock, without par value                       6,883,279

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS









                                                                         2 of 18


                              FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                            March 31, 1998     December 31, 1997
                                                                            --------------     -----------------
                                                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                                                         $   42,252           $   43,299

Federal funds sold                                                                  25,300               18,800
Securities available for sale (amort. cost 1998, $209,963; 1997, $206,589)         219,752              215,514
Loans (net of unearned  interest)                                                  610,758              602,937
Allowance for loan losses                                                           (7,474)              (6,860)
                                                                                -----------          -----------
    Net loans                                                                   $  603,284           $  596,077

Premises and equipment                                                              24,602               22,834
Other assets                                                                        19,688               19,016
                                                                                -----------          -----------
        Total assets                                                            $  934,878           $  915,540
                                                                                ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                        $   84,268           $   92,090
    Interest bearing                                                               716,651              719,363
                                                                                -----------          -----------
    Total deposits                                                              $  800,919           $  811,453

Short-term borrowings                                                               16,550                6,550
Long-term debt                                                                      25,000               10,000
Other liabilities                                                                    8,832                6,258
                                                                                -----------          -----------
        Total liabilities                                                       $  851,301           $  834,261
                                                                                -----------          -----------

STOCKHOLDERS' EQUITY

Preferred stock                                                                 $        -           $        -
Common stock                                                                         6,291                6,291
Surplus                                                                             21,219               20,729
Retained earnings                                                                   54,406               53,011
Unrealized gain (loss) on securities available for sale, net                         6,363                5,801
                                                                                -----------          -----------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                      $   88,279           $   85,832
Treasury stock, at cost                                                             (4,082)              (3,922)
Unearned ESOP shares and deferred compensation for stock grants                       (620)                (631)
                                                                                -----------          -----------
        Total stockholders' equity                                              $   83,577           $   81,279
                                                                                -----------          -----------
        Total liabilities and stockholders' equity                              $  934,878           $  915,540
                                                                                ===========          ===========
Class A Common Shares outstanding at period end                                  6,883,438            6,865,393
                                                                                ===========          ===========



                                                                         3 of 18


                               FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                             March 31, 1998     March 31, 1997
                                                                             --------------     --------------
                                                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                                                          $   42,252         $   37,109

Federal funds sold                                                                   25,300             10,800
Securities held to maturity (fair value 1997, $51,680)                                    -             51,347
Securities available for sale (amort. cost 1998, $209,963;  1997, $168,407)         219,752            172,300

Loans (net of unearned  interest)                                                   610,758            560,492
Allowance for loan losses                                                            (7,474)            (6,329)
                                                                                 -----------        -----------
    Net loans                                                                    $  603,284         $  554,163

Premises and equipment                                                               24,602             22,280
Other assets                                                                         19,688             18,925
                                                                                 -----------        -----------
        Total assets                                                             $  934,878         $  866,924
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                         $   84,268         $   76,364
    Interest bearing                                                                716,651            692,885
                                                                                 -----------        -----------
    Total deposits                                                               $  800,919         $  769,249

Short-term borrowings                                                                16,550              6,500
Long-term debt                                                                       25,000             10,000
Other liabilities                                                                     8,832              6,616
                                                                                 -----------        -----------
        Total liabilities                                                        $  851,301         $  792,365
                                                                                 -----------        -----------

STOCKHOLDERS' EQUITY

Preferred stock                                                                  $        -         $        -
Common stock                                                                          6,291              6,291
Surplus                                                                              21,219             20,367
Retained earnings                                                                    54,406             48,651
Unrealized gain (loss) on securities available for sale, net                          6,363              2,530
                                                                                 -----------        -----------
        Total stockholders' equity before treasury stock, unearned ESOP
        shares and deferred compensation for stock grants                        $   88,279         $   77,839
Treasury stock, at cost                                                              (4,082)            (2,635)
Unearned ESOP shares and deferred compensation for stock grants                        (620)              (645)
                                                                                 -----------        -----------
        Total stockholders' equity                                               $   83,577         $   74,559
                                                                                 -----------        -----------
        Total liabilities and stockholders' equity                               $  934,878         $  866,924
                                                                                 ===========        ===========
Class A Common Shares outstanding at period end                                   6,883,438          5,792,933
                                                                                 ===========        ===========
Class B Common Shares outstanding at period end                                           -          1,125,000
                                                                                 ===========        ===========


                                                                         4 of 18


                             FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                            (UNAUDITED)

                                                                                 1998          1997
                                                                               ---------     ---------
                                                                               (Dollars in thousands,
                                                                               except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                 $ 13,319      $ 12,008
    Interest and dividends on investment securities:
        Taxable interest income                                                   2,646         2,641
        Non-taxable interest income                                                 417           500
        Dividends                                                                    35            28
    Interest on federal funds sold                                                  280           100
                                                                               ---------     ---------
        Total interest income                                                  $ 16,697      $ 15,277
                                                                               ---------     ---------
INTEREST EXPENSE:
    Deposits                                                                   $  7,592      $  7,150
    Short-term borrowings                                                           284           132
    Long-term debt                                                                  266           101
                                                                               ---------     ---------
        Total interest expense                                                 $  8,142      $  7,383
                                                                               ---------     ---------
        Net interest income                                                    $  8,555      $  7,894
    Provision for loan losses                                                       650           200
                                                                               ---------     ---------
        Net interest income after provision for loan losses                    $  7,905      $  7,694
                                                                               ---------     ---------
OTHER INCOME:
    Trust                                                                      $    884      $    775
    Commissions and brokers fees, net                                               283           287
    Service charges on deposit accounts                                             703           720
    Other service charges and fees                                                  449           270
    Security gains (losses), net                                                    300            99
    Trading security gains (losses), net                                             (1)            1
    Gain on sales of loans                                                          186            35
    Other operating income                                                          498           269
                                                                               ---------     ---------
        Total other income                                                     $  3,302         2,456
                                                                               ---------     ---------
OTHER EXPENSES:
    Salaries and wages                                                         $  3,386      $  3,005
    Employee benefits                                                               665           673
    Net occupancy expense of bank premises                                          621           565
    Furniture and equipment expenses                                                487           430
    Data processing                                                                 486           359
    Stationery, supplies and printing                                               149           184
    Foreclosed property write-downs and expenses                                      0             0
    Amortization expense                                                            343           330
    Other operating expenses                                                      1,171         1,196
                                                                               ---------     ---------
        Total other expenses                                                   $  7,308      $  6,742
                                                                               ---------     ---------
    Income before income taxes                                                 $  3,899      $  3,408
        Income taxes                                                              1,188         1,000
                                                                               ---------     ---------
        Net income                                                             $  2,711      $  2,408
                                                                               =========     =========

    Other comprehensive income, before tax:
        Unrealized gains on securities:
            Unrealized holding gains (losses) arising during period            $  1,165       ($1,062)
            Less reclassification adjustment for gains included in net income      (300)          (99)
                                                                               ---------     ---------
    Other comprehensive income, before tax                                          865        (1,161)
        Income tax expense related to items of other comprehensive income          (303)          406
                                                                               ---------     ---------
        Other comprehensive income, net of tax                                 $    562         ($755)
        Comprehensive income                                                   $  3,273      $  1,653
                                                                               =========     =========
BASIC EARNINGS PER SHARE                                                       $   0.39      $   0.35
                                                                               =========     =========
DILUTED EARNINGS PER SHARE                                                     $   0.39      $   0.34
                                                                               =========     =========
DIVIDENDS DECLARED PER SHARE:
    Class A Common Stock                                                       $   0.19      $   0.17
                                                                               =========     =========
    Class B Common Stock                                                              -      $   0.15
                                                                               =========     =========



                                                                         5 of 18


                                  FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                 (UNAUDITED)

                                                                                          1998          1997
                                                                                       ----------     ---------
                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $   2,711      $  2,408
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                        923           829
        Provision for loan losses                                                            650           200
        Increase in deferred income taxes                                                      6            10
        Amortization of investment security discounts                                        (41)         (131)
        (Gain) on sales of investment securities, net                                       (300)          (99)
        Proceeds from sales of pooled loans                                               15,831         5,180
        Loans originated for sale                                                        (16,944)       (4,973)
        Gain on sale of pooled loans                                                        (186)          (35)
        Change in assets and liabilities:
            Decrease (increase) in other assets                                             (492)        1,015
            Increase in accrued expenses                                                   1,312           564
            (Decrease) in interest payable                                                   (97)          (90)
            Increase in income taxes payable                                               1,125           973
                                                                                       ----------     ---------
                Net cash provided by operating activities                              $   4,498      $  5,851
                                                                                       ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                    $  16,701      $  1,571
    Proceeds from maturities of securities classified available for sale                  37,853        37,325
    Proceeds from maturities of securities classified held to maturity                         -         4,079
    Purchase of securities classified available for sale                                 (57,586)      (40,903)
    Purchase of securities classified held to maturity                                         -          (300)
    Increase in federal funds sold                                                        (6,500)      (10,800)
    (Increase) decrease in loans                                                          (6,558)        8,834
    Proceeds from sale of premises and equipment                                              22             -
    Purchases of premises and equipment                                                   (2,337)       (1,171)
    Cash acquired in acquisition of Busey Carter Travel, Inc.                                204             -
                                                                                       ----------     ---------
        Net cash (used in) investing activities                                         ($18,201)      ($1,365)
                                                                                       ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) in certificates of deposit                                           ($21,194)        ($844)
    Net increase  in demand, money market and saving deposits                             10,660         3,166
    Cash dividends paid                                                                   (1,315)       (1,159)
    Purchase of treasury stock                                                              (886)         (177)
    Proceeds from sale of treasury stock                                                     391           804
    Proceeds from short-term notes payable                                                10,000             -
    Proceeds from long-term borrowings                                                    15,000         5,000
    Principal payments on short-term notes payable                                             -        (1,500)
    Net decrease in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings                           -        (6,405)
                                                                                       ----------     ---------
        Net cash provided by (used in) financing activities                            $  12,656       ($1,115)
                                                                                       ----------     ---------
        Net increase (decrease) in cash and cash equivalents                             ($1,047)     $  3,371
Cash and due from banks, beginning                                                        43,299        33,738
                                                                                       ----------     ---------
Cash and due from banks, ending                                                        $  42,252      $ 37,109
                                                                                       ==========     =========


                                                                         6 of 18

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


NOTE 2:  LOANS

The major classifications of loans at March 31, 1998 and December 31, 1997 were as follows:
                                                March 31, 1998     December 31, 1997
                                                ------------------------------------
                                                        (Dollars in thousands)
Commercial                                            $ 73,091              $ 63,861
Real estate construction                                37,303                31,306
Real estate - farmland                                  12,589                11,782
Real estate - 1-4 family residential mortgage          227,379               225,622
Real estate - multifamily mortgage                      64,148                74,385
Real estate - non-farm nonresidential mortgage         144,726               139,653
Installment                                             37,333                38,925
Agricultural                                            14,189                17,403
                                                ------------------------------------
                                                      $610,758              $602,937
Less:
    Allowance for loan losses                            7,474                 6,860
                                                ------------------------------------
    Net loans                                         $603,284              $596,077
                                                ====================================


The real estate-mortgage category includes loans held for sale with carrying values of $6,262,000 at March 31, 1998 and $4,963,000 at December 31, 1997;
these loans had fair market values of $6,277,000 and $5,016,000, respectively.




                                                                         7 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1998          1997
                                                              ----------     ----------
Net income                                                    $2,711,000     $2,408,000
Shares:
    Weighted average common shares outstanding                 6,890,565      6,911,371

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method          117,656         99,847
                                                              ----------     ----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation     7,008,221      7,011,218
                                                              ==========     ==========
Basic earnings per share                                      $     0.39     $     0.35
                                                              ==========     ==========
Diluted earnings per share                                    $     0.39     $     0.34
                                                              ==========     ==========


NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

                                                                                    1998          1997
                                                                                 ---------     ---------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                                            $  8,239      $  7,473
                                                                                 =========     =========
             Income taxes                                                        $      0      $     12
                                                                                 =========     =========
    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        Other real estate acquired in settlement of loans                        $      0      $      0
                                                                                 =========     =========

        Change in unrealized gain (loss) on securities available for sale        $    865       ($1,161)
                                                                                 =========     =========

        (Decrease) increase in deferred income tax assets attributable to the
        unrealized (gain) loss on investment securities available for sale          ($303)     $    406
                                                                                 =========     =========

        Acquisition of Busey Carter Travel, Inc.:
            Working capital including cash                                       $    561             -
            Premises and equipment                                                     23             -
            Intangibles and other assets                                              241             -
                                                                                 ---------     ---------
        Common stock issued from treasury
            to acquire Busey Carter Travel, Inc.                                 $    825             0
                                                                                 =========     =========


                                                                         8 of 18

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 1998 (unaudited) when compared with December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT MARCH 31, 1998 AS COMPARED TO DECEMBER 31, 1997

Total assets increased $19,338,000, or 2.1%, to $934,878,000 at March 31, 1998
from $915,540,000 at December 31, 1997.

Securities available for sale increased $4,238,000, or 2.0%, to $219,752,000 at March 31, 1998 from $215,514,000 at December 31, 1997.

Loans increased $7,821,000 or 1.3%, to $610,758,000 at March 31, 1998 from
$602,937,000 at December 31, 1997, primarily due to increases in commercial, real estate construction, and 1-4 family residential mortgages. These increases were partially offset by a decrease in multi-family mortgage loans.

Total deposits decreased $10,534,000, or 1.3%, to $800,919,000 at March 31, 1998
from $811,453,000 at December 31, 1997. Non-interest bearing deposits decreased 8.5% to $84,268,000 at March 31, 1998 from $92,090,000 at December 31, 1997.
Interest bearing deposits decreased 0.4% to $716,651,000 at March 31, 1998 from $719,363,000 at December 31, 1997. Short-term borrowings increased $10,000,000 to $16,550,000 at March 31, 1998, as compared to $6,550,000 at December 31,
1997. Proceeds from the increase in short-term borrowings were used to capitalize Busey Business Bank, the holding company's new bank subsidiary located in Indianapolis, Indiana.

In the first three months of 1998, the Corporation repurchased 31,455 shares of its Class A stock at an aggregate cost of $886,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of March 31, 1998, 41,403 of the 133,441 options which became exercisable on January 1, 1997 (and expire December 31, 1999), have not yet been exercised, and 14,700 of the 36,900 options which became exercisable on January 1, 1998 (and expire December 31, 1999) have not yet been exercised.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                 March 31, 1998     December 31,1997
                                                                                 --------------     ----------------
                                                                                       (Dollars in thousands)
Non-accrual loans                                                                        $  648              $  628
Loans 90 days past due, still accruing                                                    1,460               1,033
Restructured loans                                                                           --                  --
Other real estate owned                                                                     265                 516
Non-performing other assets                                                                   2                   5
                                                                                 --------------     ----------------
    Total non-performing assets                                                          $2,375              $2,182
                                                                                 ==============     ================
Total non-performing assets as a percentage of total assets                                0.25%               0.24%
                                                                                 ==============     ================
Total non-performing assets as a percentage of loans plus non-performing assets            0.39%               0.36%
                                                                                 ==============     ================

The ratio of non-performing assets to loans plus non-performing assets increased to 0.39% at March 31, 1998 from 0.36 % at December 31, 1997. This was due to increases in the balance of loans 90 days past due and still accruing, offset partly by a decrease in other real estate owned.


                                                                         9 of 18

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO MARCH 31, 1997

SUMMARY
-------

Net income for the three months ended March 31, 1998 increased 12.6% to $2,711,000 as compared to $2,408,000 for the comparable period in 1997. Diluted earnings per share increased 14.7% to $.39 at March 31, 1998 as compared to $.34 for the same period in 1997.

Operating earnings, which exclude security gains (losses) and the related tax expense (benefit), were $2,516,000, or $.36 per share for the three months ended March 31, 1998, as compared to $2,343,000, or $.33 per share for the same period in 1997.

The Corporation's return on average assets was 1.20% for the three months ended March 31, 1998, as compared to 1.13% achieved for the comparable period in 1997. The return on average assets from operations of 1.11% for the three months ended March 31, 1998 was a slight improvement over the 1.10% achieved in the comparable period of 1997.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.21% for the three months ended March 31, 1998, as compared to 4.22% for the same period in 1997. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.91% for the three months ended March 31, 1998, compared to 3.85% for the same period in 1997.

During the three months ended March 31, 1998, the Corporation recognized security gains of approximately $195,000, after income taxes, representing 7.20% of net income. During the same period in 1997, security gains of approximately $65,000 after income taxes were recognized, representing 2.7% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the three months ended March 31, 1998 increased 8.8% to $16,994,000 from $15,625,000 for the comparable period in 1997. The increase in interest income resulted from an increase in average earning assets of $59,208,000 for the period ended March 31, 1998, an increase
of 7.5% from the 1997 level of average earning assets.   The average yield on
interest earning assets increased 10 basis points for the three months ended March 31, 1998 as compared to the same period in 1997, as asset growth was invested in loans.

INTEREST EXPENSE
----------------

Total interest expense increased 10.3% for the three months ended March 31, 1998 as compared to the prior year period. This increase resulted primarily from a $6,800,000 increase in the average balance of other short-term borrowings combined with a $11,777,000 increase in the average balance of long-term debt for the three months ended March 31, 1998, as compared to the same period in 1997.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $650,000 for the three months ended March 31, 1998 is $450,000 more than the provision for the comparable period in 1997. The provision and the low level of net charge-offs for the period resulted in the reserve representing 1.22% of total loans on March 31, 1998, an increase from the 1.13% level at December 31, 1997. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.


                                                                        10 of 18

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 34.4% for the three months ended March 31, 1998 as compared to the same period in 1997. This was a combination of increased trust revenue, other service charges and fees, securities gains and other operating income. Gains of $186,000 were recognized on the sale of $15,645,000 of loans for the three months ended March 31, 1998 as compared to gains of $35,000 on the sale of $5,145,000 of loans in the prior year period.

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

Total other expense increased 8.4% or $566,000 for the three months ended March 31, 1998 as compared to the same period in 1997.

Salaries and wages expense increased $381,000 or 12.7% and employee benefits expense decreased $8,000 or 1.2% for the three months ended March 31, 1998, as compared to the same period last year. The Corporation had 422 and 390 full-time-equivalent employees as of March 31, 1998 and 1997, respectively. Occupancy and furniture and equipment expenses increased 11.4% to $1,108,000 for the three months ended March 31, 1998 from $995,000 in the prior year period. Data processing expense increased $127,000 or 35.4% to $486,000 for the three months ended March 31, 1998 from the prior year period. There were no foreclosed property write-downs and expenses in the three month periods ending March 31, 1998 and March 31, 1997.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.90% for the three months ended March 31, 1998 from 2.05% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains and amortization expense). The consolidated efficiency ratio for the three months ended March 31, 1998 was 58.8% as compared to 60.5% for the prior year period. When the gains on the sales of loans are excluded, these ratios are 59.7% and 60.7%, respectively.
The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended March 31, 1998 increased to $1,188,000 as compared to $1,000,000 for the comparable period in 1997 due to the higher level of pre-tax income. As a percent of income before taxes, the provision for income taxes increased to 30.5% for the three months ended March 31, 1998 from 29.3% for the same period in 1997.

LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation purchases federal funds as a service to its respondent banks, but does not rely upon these purchases for liquidity needs. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $4,000,000 available as of March 31, 1998. Long-term liquidity needs will be satisfied primarily through retention of capital funds.


                                                                        11 of 18

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 11.09% at March 31, 1998 from 12.4% at December 31, 1997. This is the ratio of total large liabilities to total liabilities. This change was due to an $18,678,000 decrease in time deposits over $100,000, partially offset by a $10,000,000 increase in short-term borrowings.

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 1998, the Corporation earned $2,711,000 and paid dividends of $1,315,000 to stockholders, resulting in a retention of current earnings of $1,396,000. The Corporation's dividend payout for the three months ended March 31, 1998 was 48.5%. The Corporation's risk-based capital ratio was 13.39% and the leverage ratio was 7.67% as of March 31 1998, as compared to 13.01% and 7.61% respectively as of December 31, 1997. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of March 31, 1998.

MARKET RISK
-----------

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

The Corporation's banking subsidiaries, Busey Bank and Busey Business Bank, have asset-liability committees which meet periodically (Busey Bank's committee meets monthly and Busey Business Bank's committee meets quarterly) to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policy established by Busey Bank's asset-liability committee and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized in the Rate Sensitive Assets and Liabilities section of this report.

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of -100 basis points and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of March 31, 1998, is as follows:

                                                                        Basis Point Changes
                                                                       ---------------------
                                                                        -100   +100    +200
                                                                       ---------------------
     Percentage  change in net interest income due to an
         immediate change in interest rates over a one-year period     -3.31%  -.60%  -3.33%



YEAR 2000 COMPLIANCE
--------------------

The Corporation has developed an all encompassing plan to address Year 2000 related issues. The plan has five phases that include (1) awareness of Year 2000 issues, (2) identification and inventory of Year 2000 issues, (3) development of solutions including contingency plans, (4) implementation of solutions, and (5) testing. Approximately 300 different issues and software systems have been inventoried as having possible Year 2000 impact. These issues range from forms to alarm systems to core applications software. Plans are being put in place to test and address each of these items. To ensure compliance for the bank core data processing systems, there will be a conversion from the current outsourced solution to an in-house solution in the fall of 1998. This will encompass all loan, deposit and financial reporting aspects of the banking operation. There will be costs of approximately $3,800,000 for equipment and software which will be partially offset by the elimination of many of the outsourcing costs. Some of these costs will be capitalized as they related to equipment purchased for an in-house data processing solution.


                                                                        12 of 18

This risk goes beyond the internal items and also involves all of our vendors and customers. The Corporation will be conducting education sessions for its customers in 1998 to alert them to the potential problems they could encounter. This will not eliminate this type of Year 2000 risk and the Corporation could be adversely affected if the vendors and customers do not adequately address their own Year 2000 issues.

Contingency plans are being developed for critical business applications in order to mitigate potential problems and/or delays associated with implementation of new solutions or delivery of products and services from vendors.

RATE SENSITIVE ASSETS AND LIABILITIES
-------------------------------------

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













                                                                        13 of 18

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 1998.

                                                               Rate Sensitive Within
                                     -----------------------------------------------------------------------
                                         1-30        31-90        91-180    181 Days -    Over
                                         Days         Days         Days       1 Year     1 Year      Total
                                     -----------------------------------------------------------------------
                                                                (Dollars in thousands)
Federal funds sold                   $   25,300   $        0   $        0   $        0   $      0   $ 25,300
Investment securities
    U.S. Governments                      2,001       16,732       17,051       64,013     65,211    165,008
    Obligations of states and
        political subdivisions              252            8            0        4,614     27,147     32,021
    Other securities                      3,347          301          326        1,318     17,457     22,749
Loans (net of unearned int.)            181,529       30,806       43,891       92,064    262,468    610,758
                                     -----------------------------------------------------------------------
    Total rate-sensitive assets      $  212,429   $   47,847   $   61,268   $  162,009   $372,283   $855,836
                                     -----------------------------------------------------------------------

Interest bearing transaction
    deposits                         $  159,248   $        0   $        0   $        0   $      0   $159,248
Savings deposits                         83,290            0            0            0          0     83,290
Money market deposits                   122,002            0            0            0          0    122,002
Time deposits                            41,926       51,480       66,822       93,251     98,658    352,137
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                 0            0            0            0          0          0
    Other                                     0            0       16,550            0          0     16,550
Long-term debt                                0        5,000            0            0     20,000     25,000
                                     -----------------------------------------------------------------------
    Total rate-sensitive
        liabilities                  $  406,466   $   56,480   $   83,372   $   93,251   $118,658   $758,227
                                     -----------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities    ($194,037)     ($8,633)    ($22,104)  $   68,758   $253,625   $ 97,609
                                     -----------------------------------------------------------------------

                                     -----------------------------------------------------------------------
    Cumulative Gap                    ($194,037)   ($202,670)   ($224,774)   ($156,016)  $ 97,609        ---
                                     =======================================================================
    Cumulative amounts as a
       percentage of total
        rate-sensitive assets            -22.67%      -23.68%      -26.26%      -18.23%     11.41%       ---
                                     =======================================================================
    Cumulative ratio                      0.52X        0.56X        0.59X        0.76X      1.13X      1.13X
                                     =======================================================================


The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $194.0 million in the 1-30 day repricing category. The gap beyond 30 days, through 180 days, becomes slightly more liability sensitive as rate-sensitive assets that reprice in those time periods are slightly less in volume than rate-sensitive liabilities that are subject to repricing in the same respective
time periods.   The gap beyond 180 days become less liability sensitive as rate-sensitive assets that reprice after 180 days become greater in volume than rate- sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at March 31, 1998 will benefit the Corporation more if interest rates fall during the next 180 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 180 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.


                                                                        14 of 18

                              FIRST BUSEY CORPORATION AND SUBSIDIARIES
                              AVERAGE BALANCE SHEETS AND INTEREST RATES
                               QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                           1998                         1997
                                              ----------------------------------------------------------
                                               Average   Income/   Yield/    Average   Income/   Yield/
                                               Balance   Expense    Rate     Balance   Expense    Rate
                                              ----------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                        $ 20,616   $    280    5.51%  $  7,680   $    100    5.30%
    Investment securities
        U.S. Government obligations            170,876      2,436    5.78%   167,324      2,416    5.86%
        Obligations of states and political
            subdivisions (1)                    31,890        642    8.16%    36,896        769    8.46%
        Other securities                        21,941        246    4.55%    20,427        253    5.01%
    Loans (net of unearned interest) (1) (2)   606,971     13,391    8.95%   560,759     12,087    8.74%
                                              -------------------           -------------------
    Total interest earning assets             $852,294   $ 16,994    8.09%  $793,086   $ 15,625    7.99%
                                                         ========                      ========

    Cash and due from banks                     32,636                        38,497
    Premises and equipment                      23,309                        21,939
    Reserve for possible loan losses            (7,011)                       (6,248)
    Other assets                                17,432                        17,661
                                              ---------                     ---------

Total Assets                                  $918,660                      $864,935
                                              =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits     $ 10,965   $     52    1.93%  $142,848   $    616    1.75%
    Savings deposits                            80,497        662    3.33%    84,303        677    3.26%
    Money market deposits                      261,922      1,898    2.94%   121,455      1,115    3.72%
    Time deposits                              363,132      4,980    5.56%   348,931      4,741    5.51%
    Short-term borrowings:
        Federal funds purchased and
          repurchase agreements                    419          6    5.58%       310          6    7.90%
        Other                                   14,050        278    8.02%     7,250        127    7.08%
    Long-term debt                              18,944        266    5.70%     7,167        101    5.73%
                                              -------------------           -------------------
    Total interest bearing liabilities        $749,929   $  8,142    4.40%  $712,264   $  7,383    4.20%
                                                         ========                      ========

    Net interest spread                                              3.69%                         3.79%
                                                                   =======                       =======

    Demand deposits                             78,479                        72,657
    Other liabilities                            7,815                         5,734
    Stockholders' equity                        82,437                        74,280
                                              ---------                     ---------

Total Liabilities and Stockholders' Equity    $918,660                      $864,935
                                              =========                     =========

Interest income / earning assets (1)          $852,294   $ 16,994    8.09%  $793,086   $ 15,625    7.99%
Interest expense / earning assets              852,294      8,142    3.87%   793,086      7,383    3.77%
                                                         -----------------             -----------------

Net interest margin (1)                                  $  8,852    4.21%             $  8,242    4.22%
                                                         =================             =================

    (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.
    (2)  Non-accrual loans have been included in average loans, net of unearned interest.


                                                                        15 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     QUARTERS ENDED MARCH 31, 1998 AND 1997

                                                        Change due to (1)

                                                  Average     Average      Total
                                                  Volume     Yield/Rate    Change
                                                 ---------------------------------
                                                      (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                           $    176   $         4   $   180
    Investment securities:
        U.S. Government obligations                    50           (30)       20
        Obligations of states and political
            subdivisions (2)                         (101)          (27)     (128)
        Other securities                               26           (32)       (6)
    Loans (2)                                       1,014           289     1,303
                                                 ---------------------------------

Change in interest income (2)                    $  1,165   $       204   $ 1,369
                                                 ---------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits           ($635)  $        71     ($564)
    Savings deposits                                  (32)           16       (16)
    Money market deposits                             957          (174)      783
    Time deposits                                     194            45       239
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                 (2)            2         0
        Other                                         133            19       152
    Long-term debt                                    166            (1)      165
                                                 ---------------------------------

Change in interest expense                       $    781          ($22)  $   759
                                                 ---------------------------------

Increase in net interest income (2)              $    384   $       226   $   610
                                                 =================================


 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.


                                                                        16 of 18

                           PART II - OTHER INFORMATION


ITEM 4:

The annual meeting of Stockholders of First Busey Corporation was held on April 27, 1998. At that meeting, the following matters were approved by the
Stockholders:

1. Election of the following fourteen (14) directors to serve until the next annual meeting of stockholders:

          Joseph M. Ambrose                  Samuel P. Banks
          T. O. Dawson                       Victor F. Feldman
          Kenneth M. Hendren                 E. Phillips Knox
          P. David Kuhl                      V. B. Leister, Jr.
          Douglas C. Mills                   Linda M. Mills
          Robert C. Parker                   David C. Thies
          Edwin A. Scharlau II               Arthur R. Wyatt

2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 1998.

                For:     5,390,931   (98.28%)
            Against:         4,094    (0.07%)
            Abstain:        90,403    (1.65%)

ITEM 6:     Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed during the three months ending March 31, 1998.





                                                                        17 of 18

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)



                         By:     //Scott L. Hendrie//
                              ------------------------------------------------

                              Scott L. Hendrie
                              Senior Vice President and
                              Chief Financial Officer
                              (Principal financial and accounting officer)



Date:     May 13, 1998







                                                                        18 of 18