Form 10-K/A
period 1997-12-31
FIRST BUSEY CORP /NV/
filed 1998-06-30
CIK 314489

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

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                                       Outstanding at March 6, 1998
            -----                                       ----------------------------
            Class A Common Stock, without par value     6,895,174

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit         Description of Exhibit                                                              Sequentially
Number                                                                                              Numbered Page
-----------------------------------------------------------------------------------------------------------------
3.1             Certificate of Incorporation of First Busey Corporation (filed as Appendix B to
                First Busey's definitive proxy statement filed with the Commission on April 5,
                1993 (Commission File No. 0-15950), and incorporated herein by reference)

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

Exhibit         Description of Exhibit                                                              Sequentially
Number                                                                                              Numbered Page
-----------------------------------------------------------------------------------------------------------------
10.10           Agreement and Plan of Merger dated April 10, 1989 between First Busey Corporation and St. Joseph Bancorp, Inc. (filed as Exhibit 2.2 to First Busey's Registration
                Statement on Form S-4 (Registration No 33-28926), and incorporated herein by reference)

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

21.1            List of Subsidiaries of First Busey Corporation

23.1            Consent of Independent Public Accountants

99.1            Form 11-K Annual Report for First Busey Corporation Profit Sharing Plan and Trust
                (Registration No. 33-30095) for the fiscal year ended December 31, 1997.

99.2            Form 11-K Annual Report for First Busey Corporation  Employee Stock Ownership
                Plan (Registration No. 33-60402) for the fiscal year ended December 31, 1997.



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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on June 26, 1998.

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

              FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
                                  (the "Plan")

          B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                             FIRST BUSEY CORPORATION
                              201 WEST MAIN STREET
                             URBANA, ILLINOIS 61801

                             FIRST BUSEY CORPORATION
                          PROFIT SHARING PLAN AND TRUST

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                       8.00

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                   9.00

  Statements of changes in net assets available for benefits       10.00

  Notes to financial statements                                    11-21

INDEPENDENT AUDITOR'S REPORT
  ON THE SUPPLEMENTARY INFORMATION                                 22.00

SUPPLEMENTARY INFORMATION

  Line 27a - Schedule of assets held for investment purposes       23-28

  Line 27d - Schedule of reportable transactions                   29.00

  Party in interest transactions                                   30.00

                          INDEPENDENT AUDITOR'S REPORT


To the Profit Sharing Committee and Participants
FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1997 and 1996, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





Champaign, Illinois
March 16, 1998

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1997 AND 1996

                                                  1997          1996
ASSETS
Investments at fair value:
  Common stock                                  $10393855.00  $ 6679582.00
  Mutual funds                                    6329272.00    4373828.00
  Corporate bonds, notes and commercial paper     1232751.00    2911116.00
  Short-term investments                           660934.00     516533.00
  Notes receivable, participants                   209730.00     169625.00
  Taxable municipal bonds                          175550.00     491723.00
  Notes receivable, other                           79236.00      91002.00
  U. S. Treasury and federal agency securities      70459.00     472022.00
                                                 19151787.00   15705431.00

Receivables:
  Accrued interest and dividends                   241799.00     185791.00
  Employers' contributions                         602836.00     172500.00
  Participants' contributions                       55914.00      24434.00
  Other                                              1310.00
                                                   901859.00     382725.00

          TOTAL ASSETS                           20053646.00   16088156.00

LIABILITIES
  Cash overdraft                                     1757.00        360.00
  Other                                                              28.00
          TOTAL LIABILITIES                          1757.00        388.00

NET ASSETS AVAILABLE FOR BENEFITS               $20051889.00  $16087768.00


See Notes to Financial Statements.

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997          1996          1995
Additions to net assets attributed to:
  Investment income:
                                                       $ 3130723.00  $ 1861216.00  $ 1650641.00
    Net appreciation in fair value of investments
    Interest and dividends                                520750.00     497183.00     452677.00
                                                         3651473.00    2358399.00    2103318.00

  Contributions:
    Employers                                             603301.00     491200.00     371486.00
    Employees                                             702638.00     650421.00     569066.00
    Employee contributions representing transfers
      from another qualified retirement trust               2846.00     139992.00     118413.00
                                                         1308785.00    1281613.00    1058965.00

          TOTAL ADDITIONS                                4960258.00    3640012.00    3162283.00

Deductions from net assets attributed to:
  Benefits paid to participants                           892555.00     509641.00     708692.00
  Administrative expenses                                 103582.00      85808.00      80017.00

          TOTAL DEDUCTIONS                                996137.00     595449.00     788709.00

          NET INCREASE                                   3964121.00    3044563.00    2373574.00

Net assets available for benefits:
  Beginning of year                                     16087768.00   13043205.00   10669631.00

  End of year                                          $20051889.00  $16087768.00  $13043205.00


See Notes to Financial Statements.

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting:

     The financial statements of the Plan are prepared under the accrual method of accounting.

Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Plan is a profit sharing plan that was amended effective
     January 1, 1987, to include a 401(k) plan. The Plan covers all full-time employees of the Employers who have completed 1 year of service. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Contributions:

     Each participant is permitted to make voluntary contributions to their profit sharing account up to 10% of the participant's total compensation, subject to certain limits as provided in the plan document and in income tax regulations. Participants may also contribute amounts representing distributions from other qualified plans.

     The Employers' contributions to the profit sharing portion of the Plan are determined by the Board of Directors. The Employers also make matching contributions to the 401(k) portion of the Plan equal to a percentage of the first 6% of total compensation that a participant contributes to the Plan. The Employers matching contribution is dependent upon the earnings per share attained by First Busey Corporation. The Board of Directors approves the level of matching contributions each year.

     For the year ended December 31, 1997, 401(k) Plan matching contributions totaled 50% of qualified participant contributions.

Participant accounts:

     Each participant's profit sharing account is credited with the participant's contributions and an allocation of (a) the Employers' contribution, (b) Plan earnings, (c) forfeitures of terminated participants' non-vested accounts, and (d) administrative expenses. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

     Each participant's 401(k) account is credited with the participant's voluntary contributions and an allocation of (a) the Employers' contribution, (b) Plan earnings, and (c) administrative expenses. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

Vesting:

     Participants in the 401(k) plan are immediately vested in their voluntary contributions, the Company's contribution and the respective Plan earnings on those contributions.

     Participants in the profit sharing plan are immediately vested in their voluntary contributions plus earnings thereon. Vesting in the remainder of their accounts is based on years of continuous service. A participant is 100 percent vested after seven years of credited service.

Investment options:

     Upon enrollment in the 401(k) plan, a participant may direct contributions in any of five investment options as follows:

          Balanced Fund - Funds are invested primarily in shares of registered investment companies and corporate bonds.

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
          Equity Growth Fund - Funds are invested in shares of registered investment companies.

          FBC Stock Fund - Funds are invested in Class A common stock of First Busey Corporation.

          CD Fund - Funds are invested in a certificate of deposit with Busey Bank, a subsidiary of First Busey Corporation.

          International Fund - Funds are invested in international equity mutual funds.

     During the current Plan year, a change was made to allow a participant to direct profit sharing contributions in any of the five investment options available for the 401(k) plan in addition to the two following investment options:

          S & P 500 Index Fund - Funds are invested in the 500 largest companies domiciled in the United States.

          Financial Institution Fund - Funds are invested in bank and savings and loan institutions.

     Participants may change their investment options quarterly.

Notes receivable, participants:

     Participants may borrower from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Notes fund. Loan terms range from 3 years or up to 10 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at the prime rate as set by American National Bank. Interest rates range from 7.5 percent to 10.0 percent and are fixed over the term of the loan. Principal and interest is paid ratably through monthly payroll deductions.

Income recognition:

     Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

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

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 3.     PLAN TERMINATION

In the event of the termination of the Plan, or upon the complete discontinuance of contributions, the Plan shall be used to provide benefits under the Plan for participants and their beneficiaries in the order of decreasing priority as described in the Employee Retirement Income Security Act of 1974. In the event of Plan termination, participants will become 100 percent vested in their accounts.

Presently, there is no intention on the part of the Employers to terminate the Plan or to discontinue contributions to the Plan.

NOTE 4.     INVESTMENTS

The following table presents the fair values of investments as of December 31, 1997 and 1996. Investments that represent 5 percent or more of the Plan's net assets are separately identified.

                                                     December 31, 1997          December 31, 1996
                                                 Number of                   Number of
                                                 Shares or                   Shares or
                                                 Principal                   Principal
                                                   Amount      Fair Value      Amount     Fair Value
Investments at fair value as determined by
  quoted market price:
  Common stock:
    Class A, First Busey Corporation              265720.00  $ 7307300.00    186520.00  $ 4150070.00
    Other common stocks                            83427.00    3086555.00     58629.00    2529512.00
  Mutual funds:
    Federated Max-Cap Fund #39                    76957.448    1556849.00
    Nicholas Fund, Inc.                           15290.037    1281305.00    13428.662     885486.00
    Wm. Blair Growth Fund                         77591.502    1191031.00    68009.809     916772.00
    Mutual Shares Fund                            52204.476    1107601.00     8605.567     799027.00
    Other mutual funds                            54668.999    1192486.00    62020.103    1772543.00
  Corporate bonds, notes and commercial
    paper                                       $1225000.00    1232751.00  $2915000.00    2911116.00
  U. S. Treasury and Federal Agency
    Securities                                  $  70000.00      70459.00  $ 470000.00     472022.00
                                                              18026337.00                14436548.00

Investments at estimated fair value:
  Short-term investments                        $ 660934.00  $  660934.00  $ 516533.00  $  516533.00
  Notes receivable, participants                $ 209730.00     209730.00  $ 169625.00     169625.00
  Taxable municipal bonds                       $ 175000.00     175550.00  $ 490000.00     491723.00
  Notes receivable, other                       $  79236.00      79236.00  $  91002.00      91002.00
                                                               1125450.00                 1268883.00

                                                             $19151787.00               $15705431.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
During the years ended December 31, 1997, 1996 and 1995 the Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value by $3,130,723, $1,861,216 and $1,650,641, respectively, as follows:

                                                           1997         1996         1995
Investments at fair value as determined by quoted
  market price:
  Common stocks                                        $1965208.00  $1196471.00  $ 399393.00
  Mutual funds                                          1149336.00    612675.00    813560.00
  Corporate bonds, notes and commercial paper              5557.00    -40171.00    122318.00
  U. S. Treasury and federal agency securities            15375.00    -12098.00     24978.00
                                                        3135476.00   1756877.00   1360249.00

Investments at estimated fair value:
  Taxable municipal bonds                                 -4753.00     -5372.00       -73.00
  Common trust fund                                                   109711.00    290465.00
                                                          -4753.00    104339.00    290392.00

                                                       $3130723.00  $1861216.00  $1650641.00




NOTE 5.     PARTY IN INTEREST TRANSACTIONS

Parties in interest include fiduciaries or employees of the plan, any person who provides services to the plan, an employer whose employees are covered by the plan, an employee organization whose members are covered by the plan, a person who owns 50 percent or more of such an employer or employee association, or relatives of such persons just listed.

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $61,110, $52,541 and $45,295 for the three years ended December 31, 1997, 1996 and 1995, respectively.

The Plan invests in certificates of deposit with Busey Bank, a subsidiary of First Busey Corporation. Purchases and maturities of certificates of deposit from Busey Bank also qualify as party in interest transactions.

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 6.     INCOME TAX STATUS

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

NOTE 7.     FORFEITED ACCOUNTS

For the year ending December 31, 1997, forfeited non-vested profit-sharing accounts totaled $10,364. These accounts have been allocated to profit sharing plan participants' accounts.

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.          STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                                        December 31, 1997
                                                                          Participant Directed Profit Sharing & 401(k)
                                                     Equity        FBC
                                    Balanced         Growth        Stock            CD           Loan       International
                                      Fund            Fund         Fund            Fund         Account          Fund
ASSETS
Investments at fair value:
  Common stock                      $1898651.00  $               $7301800.00  $              $              $
  Mutual funds                        446126.00      3336954.00                                                  954032.00
  Corporate bonds, notes and
    commercial paper                 1232751.00
  Short-term investments              124359.00        90340.00     45292.00      336491.00                       26116.00
  Taxable municipal bonds             175550.00
  U.S. Treasury and federal
    agency securities                  70459.00
  Notes receivable, participants                                                                 209730.00
  Notes receivable, other              79236.00
                                     4027132.00      3427294.00   7347092.00      336491.00      209730.00       980148.00

Receivables:
  Interfund (payable)/receivable       -9428.00         3438.00       244.00         239.00                        2049.00
  Accrued interest and dividends       51160.00       129034.00      1594.00          65.00                       56860.00
  Employers' contribution              97518.00       134445.00    221394.00        8553.00                       54036.00
  Participants' contributions           5421.00        14142.00     32224.00         753.00                        3374.00
  Other                                                              1223.00          87.00
                                      144671.00       281059.00    256679.00        9697.00                      116319.00
          TOTAL ASSETS               4171803.00      3708353.00   7603771.00      346188.00      209730.00      1096467.00

LIABILITIES
Cash overdraft                                                                      1757.00
Other

          TOTAL LIABILITIES                                                         1757.00

NET ASSETS AVAILABLE
  FOR BENEFITS                      $4171803.00     $3708353.00  $7603771.00     $344431.00     $209730.00     $1096467.00




                                                Financial       Self-
                                      S&P 500   Institution    Directed     Holding
                                       Fund        Fund        Accounts      Account      Total
ASSETS
Investments at fair value:
  Common stock                      $            $ 994089.00  $199315.00  $            $10393855.00
  Mutual funds                       1556849.00                 35311.00                 6329272.00
  Corporate bonds, notes and
    commercial paper                                                                     1232751.00
  Short-term investments                 246.00     30124.00     5061.00      2905.00     660934.00
  Taxable municipal bonds                                                                 175550.00
  U.S. Treasury and federal
    agency securities                                                                      70459.00
  Notes receivable, participants                                                          209730.00
  Notes receivable, other                                                                  79236.00
                                     1557095.00   1024213.00   239687.00      2905.00   19151787.00

Receivables:
  Interfund (payable)/receivable        2159.00      1299.00
  Accrued interest and dividends         327.00      1033.00     1712.00        14.00     241799.00
  Employers' contribution              61718.00     25172.00                              602836.00
  Participants' contributions                                                              55914.00
  Other                                                                                     1310.00
                                       64204.00     27504.00     1712.00        14.00     901859.00
          TOTAL ASSETS               1621299.00   1051717.00   241399.00      2919.00   20053646.00

LIABILITIES
Cash overdraft                                                                              1757.00
Other

          TOTAL LIABILITIES                                                                 1757.00

NET ASSETS AVAILABLE
  FOR BENEFITS                      $1621299.00  $1051717.00  $241399.00     $2919.00  $20051889.00


FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                                 December 31, 1996
                                                     Non-
                                                 Participant
                                                  Directed                        Participant Directed 401(k)
                                                                               Equity         FBC
                                                   Profit       Balanced       Growth         Stock          CD
                                                   Sharing        Fund          Fund          Fund          Fund          Total
ASSETS
Investments at fair value:
  Common stock                                   $2495159.00  $ 39915.00  $               $4144508.00  $              $ 6679582.00
  Mutual funds                                    2530010.00   473460.00      1370358.00                                4373828.00
  Corporate bonds, notes and commercial paper     2611741.00   299375.00                                                2911116.00
  Short-term investments                           269274.00    19304.00        79366.00     24056.00      124533.00     516533.00
  Taxable municipal bonds                          417348.00    74375.00                                                 491723.00
  U.S. Treasury and federal agency securities      446553.00    25469.00                                                 472022.00
  Notes receivable, participants                    55636.00     7460.00        29345.00     77016.00         168.00     169625.00
  Notes receivable, other                           91002.00                                                              91002.00
                                                  8916723.00   939358.00      1479069.00   4245580.00      124701.00   15705431.00
Receivables:
  Interfund (payable)/receivable                  -199450.00    15602.00        80434.00     99996.00        3418.00
  Accrued interest and dividends                   142778.00    21390.00        21396.00       227.00                    185791.00
  Employer contribution                            172500.00                                                             172500.00
  Participants' contributions                                    3458.00         6961.00     13578.00         437.00      24434.00
                                                   115828.00    40450.00       108791.00    113801.00        3855.00     382725.00
          TOTAL ASSETS                            9032551.00   979808.00      1587860.00   4359381.00      128556.00   16088156.00

LIABILITIES
Cash overdraft                                        360.00                                                                360.00
Other                                                  28.00                                                                 28.00

          TOTAL LIABILITIES                           388.00                                                                388.00

NET ASSETS AVAILABLE FOR BENEFITS                $9032163.00  $979808.00     $1587860.00  $4359381.00     $128556.00  $16087768.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9.     STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                                              Year Ended December 31, 1997
                                                                                       Participant Directed Profit Sharing & 401(k)
                                                                  Equity         FBC
                                                    Balanced      Growth        Stock           CD           Loan     International
                                                     Fund          Fund          Fund          Fund         Account        Fund
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value
      of investments                              $  68057.00  $ 441664.00  $1115294.00  $              $              $  -3198.00
    Interest and dividends                           59402.00     33980.00    151576.00        9464.00       12865.00      9312.00
                                                    127459.00    475644.00   1266870.00        9464.00       12865.00      6114.00
  Contributions:
    Employers                                        96515.00    134832.00    222339.00        8690.00                    54035.00
    Employees                                        68890.00    180634.00    400681.00        9287.00                    43146.00
    Employee contributions
      representing transfers
      from another qualified
      retirement trust
                                                    165405.00    315466.00    623020.00       17977.00                    97181.00
          TOTAL ADDITIONS                           292864.00    791110.00   1889890.00       27441.00       12865.00    103295.00

Deductions from net assets attributed to:
  Benefits paid to participants                     123210.00     35994.00    105223.00       14870.00                     1039.00
  Administrative expenses                             5973.00      7851.00     16234.00        2363.00                     2649.00
          TOTAL DEDUCTIONS                          129183.00     43845.00    121457.00       17233.00                     3688.00

Net participants' transfers between funds          3038678.00   1369790.00   1474778.00      205428.00      196865.00    995879.00
Net forfeitures                                     -10364.00      3438.00      1179.00         239.00                      981.00
                                                   3028314.00   1373228.00   1475957.00      205667.00      196865.00    996860.00

          NET INCREASE (DECREASE)                  3191995.00   2120493.00   3244390.00      215875.00      209730.00   1096467.00

Net assets available for benefits:
  Beginning of year                                 979808.00   1587860.00   4359381.00      128556.00

  End of year                                     $4171803.00  $3708353.00  $7603771.00     $344431.00     $209730.00  $1096467.00


                                                                 Financial      Self-
                                                    S&P 500     Institution   Directed      Holding
                                                     Fund          Fund       Accounts      Account        Total
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value
      of investments                              $  29491.00  $ 106676.00  $ 74966.00  $ 1297773.00  $  3130723.00
    Interest and dividends                            7802.00      4278.00     6209.00     225862.00      520750.00
                                                     37293.00    110954.00    81175.00    1523635.00     3651473.00
Contributions:
  Employers                                          61719.00     25171.00                                603301.00
  Employees                                                                                               702638.00
  Employee contributions
    representing transfers
    from another qualified
    retirement trust                                                                         2846.00        2846.00
                                                     61719.00     25171.00                   2846.00     1308785.00
          TOTAL ADDITIONS                            99012.00    136125.00    81175.00    1526481.00     4960258.00

Deductions from net assets attributed to:
  Benefits paid to participants                        810.00                              611409.00      892555.00
  Administrative expenses                             1858.00      1815.00      499.00      64340.00      103582.00

          TOTAL DEDUCTIONS                            2668.00      1815.00      499.00     675749.00      996137.00

Net participants' transfers between funds          1521727.00    916108.00   160723.00   -9879976.00
Net forfeitures                                       3228.00      1299.00
                                                   1524955.00    917407.00   160723.00   -9879976.00

          NET INCREASE (DECREASE)                  1621299.00   1051717.00   241399.00   -9029244.00     3964121.00

Net assets available for benefits:
  Beginning of year                                                                       9032163.00    16087768.00

  End of year                                     $1621299.00  $1051717.00  $241399.00  $    2919.00  $$20051889.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9. STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                                           Year Ended December 31, 1996
                                                       Non-
                                                    Participant
                                                     Directed                      Participant Directed 401(k)
                                                      Profit       Balanced     Equity      FBC Stock        CD
                                                      Sharing        Fund    Growth Fund      Fund          Fund        Total
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value of investments   $ 859577.00  $ 59185.00  $ 195772.00  $ 746682.00  $            $ 1861216.00
    Interest and dividends                            314456.00    32253.00     18615.00    124468.00      7391.00     497183.00
                                                     1174033.00    91438.00    214387.00    871150.00      7391.00    2358399.00
  Contributions:
    Employers                                         291750.00    29329.00     56159.00    110544.00      3418.00     491200.00
    Employees                                                      96957.00    181894.00    359792.00     11778.00     650421.00
    Employee contributions representing transfers
      from another qualified retirement trust         139992.00                                                        139992.00
                                                      431742.00   126286.00    238053.00    470336.00     15196.00    1281613.00
          TOTAL ADDITIONS                            1605775.00   217724.00    452440.00   1341486.00     22587.00    3640012.00

Deductions from net assets attributed to:
  Benefits paid to participants                       338763.00    25900.00     32566.00     96513.00     15899.00     509641.00
  Administrative expenses                              68294.00     2500.00      4470.00     10187.00       357.00      85808.00
          TOTAL DEDUCTIONS                            407057.00    28400.00     37036.00    106700.00     16256.00     595449.00
Net participants' transfers between funds                         143102.00    377662.00   -328086.00   -192678.00
          NET INCREASE (DECREASE)                    1198718.00   332426.00    793066.00    906700.00   -186347.00    3044563.00
Net assets available for benefits:
  Beginning of year                                  7833445.00   647382.00    794794.00   3452681.00    314903.00   13043205.00
  End of year                                       $9032163.00  $979808.00  $1587860.00  $4359381.00  $ 128556.00  $16087768.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9. STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                                           Year Ended December 31, 1995
                                                       Non-
                                                    Participant
                                                     Directed                      Participant Directed 401(k)
                                                      Profit       Balanced     Equity      FBC Stock        CD
                                                      Sharing        Fund    Growth Fund      Fund          Fund        Total
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value of investments   $1082002.00  $  83169.00  $ 184156.00  $ 301314.00  $           $ 1650641.00
    Interest and dividends                            295032.00     21128.00     11209.00    106671.00    18637.00     452677.00
                                                     1377034.00    104297.00    195365.00    407985.00    18637.00    2103318.00
  Contributions:
    Employers                                         244880.00     14552.00     21612.00     82272.00     8170.00     371486.00
    Employees                                                       68384.00     99191.00    366760.00    34731.00     569066.00
    Employee contributions representing transfers
      from another qualified retirement trust         118413.00                                                        118413.00
                                                      363293.00     82936.00    120803.00    449032.00    42901.00    1058965.00
          TOTAL ADDITIONS                            1740327.00    187233.00    316168.00    857017.00    61538.00    3162283.00

Deductions from net assets attributed to:
  Benefits paid to participants                       404007.00     33731.00     32294.00    192055.00    46605.00     708692.00
  Administrative expenses                              59637.00      2703.00      3443.00     13423.00      811.00      80017.00
          TOTAL DEDUCTIONS                            463644.00     36434.00     35737.00    205478.00    47416.00     788709.00
Net participants' transfers between funds                         -194990.00   -289201.00    280556.00   203635.00
          NET INCREASE (DECREASE)                    1276683.00    -44191.00     -8770.00    932095.00   217757.00    2373574.00
Net assets available for benefits:
  Beginning of year                                  6556762.00    691573.00    803564.00   2520586.00    97146.00   10669631.00
  End of year                                       $7833445.00  $ 647382.00  $ 794794.00  $3452681.00  $314903.00  $13043205.00

          INDEPENDENT AUDITOR'S REPORT ON THE SUPPLEMENTARY INFORMATION



To the Profit Sharing Committee and Participants
FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
Urbana, Illinois

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules of assets held for investment purposes, reportable transactions and party in interest transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Champaign, Illinois
March 16, 1998

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1997

                                                 Number of                  Current
             Description                          Shares        Cost         Value

COMMON STOCKS
  First Busey Corporation, Class A               265720.00  $4505653.00  $7307300.00
  Abbott Laboratories                               884.00     55045.00     57902.00
  Airtouch Communications                           200.00      4491.00      8325.00
  American Home Products, Inc.                      700.00     52570.00     53550.00
  American International Group                      538.00     54716.00     58508.00
  Associated Banc-Corp.                            1046.00     26970.00     57661.00
  BankBoston Corp.                                  442.00     37055.00     41548.00
  Boeing Co.                                       1032.00     47982.00     50568.00
  Bristol Myers Squibb Co.                          680.00     59275.00     64345.00
  Central Illinois Financial Corp.                  525.00      6750.00      9713.00
  Cisco Systems, Inc.                               960.00     54703.00     53520.00
  Citizens Banking Corp.                           3000.00     91500.00    103500.00
  Citizens First Financial Corp.                   2000.00     20000.00     40500.00
  Commercial Net Lease Realty Inc.                  500.00      6102.00      8937.00
  Community 1st Bankshares Inc.                    1740.00     82330.00     92655.00
  Cypress Bioscience, Inc.                         6250.00     12500.00      8984.00
  Cypress Bioscience Warrants (exp. 10/1/01)       3125.00                   2344.00
  Disney (Walt) Co.                                 632.00     52836.00     62568.00
  Du Pont (E.I.) De Nemours & Co.                   868.00     49751.00     52189.00
  Emerson Electric Co.                              960.00     52476.00     54240.00
  Federal National Mortgage Association            1072.00     52827.00     61238.00
  First Data Corp.                                 1850.00     53372.00     54112.00
  First Palm Beach Bancorp                          100.00      1883.00      4313.00
  F.N.B. Corporation                                893.00      9981.00     33599.00
  General Electric Co.                              832.00     55484.00     61048.00
  Gillette Co.                                      664.00     60195.00     66732.00
  Green Tree Financial Corp.                       1100.00     48304.00     28806.00
  Greenpoint Financial Corp. (Formerly G P Fin)     550.00     12987.00     39943.00
  GTE Corp.                                        1200.00     51645.00     62700.00
          COMMON STOCKS SUBTOTAL                            $5619383.00  $8601348.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1997

                                                     Number of                  Current
             Description                              Shares        Cost         Value

          COMMON STOCKS BROUGHT FORWARD                         $5619383.00  $ 8601348.00


  Harbor Florida Bancorp Inc.                          1400.00     22957.00      92750.00
  Health Management Associates Class A                 2160.00     51583.00      54540.00
  Heritage Financial Services                          3585.00     83004.00     103965.00
  Hewlett-Packard Co.                                   858.00     54039.00      53518.00
  Home Depot Inc.                                       966.00     52713.00      56873.00
  Home Fed Bancorp                                      225.00      4328.00       5850.00
  Intel Corp.                                           452.00     34006.00      31753.00
  International Paper Co.                              1554.00     73912.00      67016.00
  Intervest Bancshares Corp.                           3000.00     32100.00      36750.00
  Intervest Bancshares Corp. Warrants (Exp. 12/31/02)  2000.00
  Kohl's Corp.                                          856.00     56663.00      58315.00
  MAF Bancorp, Inc.                                    2532.00     69002.00      89569.00
  Mahaska Investment Co.                                500.00      4500.00       9937.00
  May Department Stores Co.                             960.00     52476.00      50640.00
  McDonald's Corp.                                     1046.00     48735.00      49946.00
  Microsoft Corporation                                 640.00     84422.00      82720.00
  Mobil Corp.                                           892.00     65217.00      64447.00
  Motorola, Inc.                                        860.00     54140.00      49235.00
  National City Bancorp.                               2830.00     83345.00      83485.00
  National City Corp.                                   862.00     51507.00      56677.00
  Norwest Corp.                                        1600.00     52110.00      62000.00
  Old Second Bancorp, Inc. Illinois                    1470.00     82740.00      91140.00
  Pepsico                                              1474.00     53949.00      53433.00
  Pocahontas Federal Savings & Loan Assn.               200.00      2316.00       8900.00
  Procter & Gamble                                      684.00     46941.00      54635.00
  Royal Dutch Petroleum 1.25 Guilder Shares             960.00     51516.00      52080.00
  Schering-Plough Corp.                                 900.00     52981.00      55913.00
  State Street Corp.                                   1053.00     59398.00      61337.00
  Summit Bancshares Inc.                               4630.00     82698.00      97230.00
  Union Bancorp Inc.                                   4535.00     83546.00      99203.00
  WestAmerica Bancorporation Inc.                      3400.00     58025.00      58650.00
          TOTAL COMMON STOCKS                                   $7224252.00  $10393855.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1997

                                                      Number of
                                                      Shares or
                                                      Principal                  Current
                  Description                           Amount        Cost        Value

MUTUAL FUNDS

  Brandywine Fund                                       1831.870  $  59149.00  $  56586.00
  Federated Max-Cap Fund #39                           76957.448   1573752.00   1556849.00
  Fidelity Advisor Equity Growth Class I                1797.073     61033.00     84265.00
  Janus Fund                                            2777.707     60831.00     69165.00
  John Hancock Bank & Thrift Opportunity Fund           1800.000     19507.00     26325.00
  Mutual Shares Fund                                   52024.476   1045051.00   1107601.00
  Nicholas Fund, Inc.                                  15290.037   1060508.00   1281305.00
  Scudder International Fund                           10213.571    517124.00    467271.00
  T. Rowe Price International Stock Fund               36428.778    519103.00    488874.00
  Wm. Blair Growth Fund                                77591.502   1075842.00   1191031.00

          TOTAL MUTUAL FUNDS                                      $5991900.00  $6329272.00


CORPORATE BONDS, NOTES AND COMMERCIAL PAPER
  American General Corp., 6.250%, due
    March 15, 2003                                    $100000.00  $  95916.00  $  99500.00
  BankAmerica Corp., 6.625%, due May 30, 2001          125000.00    126656.00    126719.00
  Bear Stearns Co., Inc., 6.700%, due August 1, 2003   100000.00    101164.00    101000.00
  Bear Stearns Co., Inc., 6.500%, due June 15, 2000     50000.00     50495.00     50422.00
  BellSouth Telecommunications Inc., 6.375%,
    due June 15, 2004                                  200000.00    202390.00    201750.00
  BellSouth Telecommunications Inc., 6.500%,
    due February 1, 2000                                25000.00     25047.00     25250.00
  CIT Group Holdings, Inc., 5.625%,  due
    February 1, 2001                                    25000.00     23742.00     24625.00
  Ford Motor Credit Corp., 6.100%, due
    September 25, 1998                                  25000.00     24573.00     25039.00
  Ford Motor Credit Corp., 6.250%, due
    February 26, 1998                                   25000.00     25058.00     25016.00
          CORPORATE BONDS, NOTES AND
            COMMERCIAL PAPER SUBTOTAL                               675041.00    679321.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1997

                                                         Principal                 Current
                 Description                               Amount       Cost        Value

          CORPORATE BONDS, NOTES AND
            COMMERCIAL PAPER BROUGHT FORWARD            $675000.00  $ 675041.00  $ 679321.00


  GTE California, 6.250%, due January 15, 1998            25000.00     25158.00     25000.00
  H. J. Heinz Co., 6.750%, due October 15, 1999           25000.00     25606.00     25305.00
  J. C. Penney, Inc., 5.375%, due November 15, 1998       50000.00     50005.00     49734.00
  Morgan Stanley DW Discover, 6.375%, due
    August 1, 2002                                       150000.00    150614.00    150469.00
  Norwest Corp., 6.800%, due May 15, 2002                 25000.00     24880.00     25515.00
  Norwest Financial Inc., 6.200%, due
    September 15, 1999                                   175000.00    175642.00    175383.00
  Pepsico Inc., 6.250%, due September 1, 1999             25000.00     24986.00     25133.00
  St. Paul Companies, Inc., 6.170%, due
    January 15, 2001                                      50000.00     50485.00     50172.00
  St. Paul Companies, Inc., 7.970%, due May 20, 2002      25000.00     25371.00     26719.00
          TOTAL CORPORATE BONDS, NOTES AND
            COMMERCIAL PAPER                                        $1227788.00  $1232751.00


SHORT-TERM INVESTMENTS
  Benchmark Diversified Asset Portfolio                 $324443.00  $ 324443.00  $ 324443.00
  Certificate of Deposit, Busey Bank,
    6.000%, due December 31, 1998                        336491.00    336491.00    336491.00

          TOTAL SHORT-TERM INVESTMENTS                              $ 660934.00  $ 660934.00


NOTES RECEIVABLE, Participants
  Participant, 7.500%, due September 15, 2001           $  4200.00  $   4200.00  $   4200.00
  Participant, 10.000%, due February 15, 1999              1911.00      1911.00      1911.00
  Participant, 9.000%, due May 15, 1998                     150.00       150.00       150.00
  Participant, 9.000%, due May 15, 1999                     375.00       375.00       375.00
  Participant, 9.000%, due June 15, 2000                   3276.00      3276.00      3276.00
  Participant, 9.000%, due July 15, 1998                    285.00       285.00       285.00
  Participant, 9.000%, due July 15, 1998                    312.00       312.00       312.00
  Participant, 9.000%, due August 15, 1998                  102.00       102.00       102.00
  Participant, 8.750%, due August 15, 1998                  386.00       386.00       386.00
  Participant, 8.750%, due August 15, 2000                 3824.00      3824.00      3824.00
  Participant, 8.500%, due January 15, 2001                8293.00      8293.00      8293.00
  Participant, 8.500%, due January 16, 2006               44005.00     44005.00     44005.00
          NOTES RECEIVABLE, PARTICIPANTS, SUBTOTAL                     67119.00     67119.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1997

                                                Principal                Current
                 Description                      Amount       Cost       Value

          NOTES RECEIVABLE, PARTICIPANTS,
            BROUGHT FORWARD                     $67119.00  $ 67119.00  $ 67119.00


  Participant, 8.250%, due February 15, 2001     11220.00    11220.00    11220.00
  Participant, 8.250%, due April 15, 1999         1117.00     1117.00     1117.00
  Participant, 8.250%, due April 15, 1999         1117.00     1117.00     1117.00
  Participant, 8.250%, due July 15, 2001          4978.00     4978.00     4978.00
  Participant, 8.250%, due June 15, 1999           754.00      754.00      754.00
  Participant, 8.250%, due July 15, 1999           531.00      531.00      531.00
  Participant, 8.250%, due July 15, 2001         14798.00    14798.00    14798.00
  Participant, 8.250%, due August 15, 1999         838.00      838.00      838.00
  Participant, 8.250%, due August 15, 1999         949.00      949.00      949.00
  Participant, 8.250%, due August 15, 1999         893.00      893.00      893.00
  Participant, 8.250%, due October 15, 2001       5644.00     5644.00     5644.00
  Participant, 8.250%, due October 15, 1999       3022.00     3022.00     3022.00
  Participant, 8.250%, due December 15, 1999      1868.00     1868.00     1868.00
  Participant, 8.250%, due December 15, 2000      3122.00     3122.00     3122.00
  Participant, 8.250%, due January 15, 2000       3174.00     3174.00     3174.00
  Participant, 8.250%, due January 15, 2000        832.00      832.00      832.00
  Participant, 8.250%, due February 15, 2000      3601.00     3601.00     3601.00
  Participant, 8.250%, due February 15, 2000      1382.00     1382.00     1382.00
  Participant, 8.250%, due March 15, 2002         6270.00     6270.00     6270.00
  Participant, 8.500%, due May 15, 2000           3996.00     3996.00     3996.00
  Participant, 8.500%, due May 15, 2000           2478.00     2478.00     2478.00
  Participant, 8.500%, due May 15, 2000           1199.00     1199.00     1199.00
  Participant, 8.500%, due May 15, 2002           5339.00     5339.00     5339.00
  Participant, 8.500%, due June 15, 2002          9039.00     9039.00     9039.00
  Participant, 8.500%, due June 15, 2000          2062.00     2062.00     2062.00
  Participant, 8.500%, due July 15, 2000          1701.00     1701.00     1701.00
  Participant, 8.500%, due July 15, 2000          1276.00     1276.00     1276.00
  Participant, 8.500%, due August 15, 2007       10168.00    10168.00    10168.00
  Participant, 8.500%, due August 15, 2007        4722.00     4722.00     4722.00
  Participant, 8.500%, due August 15, 2000         963.00      963.00      963.00
  Participant, 8.500%, due September 15, 2007    21429.00    21429.00    21429.00
  Participant, 8.500%, due September 15, 2000     3604.00     3604.00     3604.00
  Participant, 8.500%, due September 15, 2000      901.00      901.00      901.00
  Participant, 8.500%, due November 15, 2000      1902.00     1902.00     1902.00
  Participant, 8.500%, due December 15, 2002      5722.00     5722.00     5722.00

          TOTAL NOTES RECEIVABLE, PARTICIPANT              $209730.00  $209730.00

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1997

                                                       Principal                Current
                 Description                             Amount       Cost       Value

TAXABLE MUNICIPAL BONDS
  Beaver Dam, WI prom nts, 6.250%, due
    September 1, 2000                                  $100000.00  $100119.00  $100719.00
  Westmoreland Co., PA, 5.250%, due August 15, 1998      75000.00    74912.00    74831.00

          TOTAL TAXABLE MUNICIPAL BONDS                            $175031.00  $175550.00

NOTES RECEIVABLE, OTHER, First National Bank
  Land Trust, 7.200%, due April 8, 2003                $ 79236.00  $ 79236.00  $ 79236.00


U.S. TREASURY AND FEDERAL AGENCY SECURITIES
  FEDERAL FARM CREDIT BANK BOND
    6.190%, due February 3, 2000                       $ 70000.00  $ 70666.00  $ 70459.00

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
LINE 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1997

                                                                                                     Current
                                                                                                     Value of
Identity                                                                                             Asset on
of Party     Description              Purchase         Selling     Lease   Expense      Cost of     Transaction      Net Gain
Involved     of Asset                  Price            Price      Rental  Incurred      Assets         Date          or Loss
FBTIC     Benchmark Diversified
          Asset Portfolio          $20872292.00    $               $       $         $20872292.00  $20872292.00    $
FBTIC     Federated Max Cap #39      9092573.00                                        9092573.00    9092573.00

FBTIC     Benchmark Diversified
          Asset Portfolio                           21185933.00                       21185933.00   21185933.00
FBTIC     Federated Max Cap #39                      7670213.00                        7518412.00    7670213.00     151801.00

FBC       First Busey Corporation
          Class A common stock       2044458.00                                        2044458.00    2044458.00

* Reportable transactions are transactions involving more than 5% of beginning plan assets.

FBTIC = First Busey Trust and Investment Company.
FBC = First Busey Corporation

FIRST BUSEY CORPORATION
  PROFIT SHARING PLAN AND TRUST
PARTY IN INTEREST TRANSACTIONS
YEAR ENDED DECEMBER 31, 1997

                                                                 Transaction
             Description of Transaction                             Amount
Management fees paid to First Busey Trust & Investment Co.     $     61152.00

Purchases of Busey Bank certificates of deposit                     237362.00

Maturities of Busey Bank certificates of deposit                     25317.00

Purchases of First Busey Corporation Class A common stock          2044458.00


To the Trustees
First Busey Corporation Profit Sharing Plan and Trust
Urbana, Illinois


This letter is intended to confirm that the Trustees of First Busey Corporation Profit Sharing Plan and Trust are fully informed about significant matters relating to the conduct of the annual audit of First Busey Corporation Profit Sharing Plan and Trust, Urbana, Illinois so that you can appropriately discharge your oversight responsibility and so that we comply with our obligations to you under professional standards. This letter is intended solely for the use of the Trustees of First Busey Corporation Profit Sharing Plan and Trust.

The following summarize various matters which might be communicated to you under generally accepted auditing standards.

The Auditor's Responsibility Under Generally Accepted Auditing Standards
------------------------------------------------------------------------

We originally communicated to the Trustees through Mr. Glen Paine in our arrangement letter dated August 21, 1997, that the audit would be conducted in accordance with generally accepted auditing standards. An audit, as such, is not designed to include a detailed audit of all transactions nor to discover all defalcations, irregularities or illegal acts, should any exist. An audit conducted in accordance with generally accepted auditing standards is designed to obtain reasonable rather than absolute assurance about the financial statements. We believe that our audit accomplished those objectives.

Significant Accounting Policies
-------------------------------

The Trustees have the ultimate responsibility for the appropriateness of the accounting principles used by the Trust. The Trust did not adopt any significant new accounting principles nor have there been any changes in existing significant accounting principles during the current year which should be brought to your attention for approval.

Management Judgments and Accounting Estimates
---------------------------------------------

Accounting estimates are an integral part of the preparation of financial statements and are based upon management's current judgments. The process used by management encompasses their knowledge and experience about past and current events and certain assumptions about future events. Management has informed us that they used all the relevant facts available to them at the time to make the best judgments about accounting estimates and we concur with the results of those estimates.

Audit Adjustments
-----------------

There were no audit adjustments made from the original trial balances presented to us to begin our audit.

Disagreements with Management
-----------------------------

We encountered no disagreements with management over the application of significant accounting principles, the basis for management's judgments on any significant matters or the scope of the audit or significant disclosures to be included in the financial statements.

Consultation with Other Accountants
-----------------------------------

We are not aware of any consultations management had with other accountants about accounting or auditing matters. Also, there were no major issues discussed regarding the application of accounting principles or auditing standards in connection with our recurring retention.

Difficulties Encountered in Performing the Audit
------------------------------------------------

We did not encounter any difficulties in dealing with management relating to the performance of the audit.


This report is intended solely for the information and use of the Trustees of First Busey Corporation Profit Sharing Plan and Trust. After you have had an opportunity to review this memorandum, we would be pleased to discuss the matters contained herein with you.





Champaign, Illinois
March 16, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-30095) under the Securities Act of 1933 of First Busey Corporation of our report dated March 16, 1998 on our audits of the financial statements of First Busey Corporation Profit Sharing Plan and Trust as of December 31, 1997 and 1996, and for each of the three years ended December 31, 1997 and supporting schedules as of December 31, 1997, which is included in the Annual Report on Form 11-K for the year ended December 31, 1997.





                                        McGLADREY & PULLEN, LLP


Champaign, Illinois
June 18, 1998

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


          A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

              FIRST BUSEY CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN
                                    AND TRUST
                                  (the "Plan")

          B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                             FIRST BUSEY CORPORATION
                              201 WEST MAIN STREET
                             URBANA, ILLINOIS 61801

                             FIRST BUSEY CORPORATION
                         EMPLOYEES' STOCK OWNERSHIP PLAN
                                    AND TRUST
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                    37.00

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                38.00

  Statements of changes in net assets available for benefits     39-40

  Notes to financial statements                                  41-45

INDEPENDENT AUDITOR'S REPORT
  ON THE SUPPLEMENTARY INFORMATION                               46.00

SUPPLEMENTARY INFORMATION

  Line 27a - Schedule of assets held for investment purposes     47.00

  Line 27d - Schedule of reportable transactions                 48.00

  Party in interest transactions                                 49.00

                          INDEPENDENT AUDITOR'S REPORT


To the Administrative Committee and Participants
FIRST BUSEY CORPORATION EMPLOYEES'
  STOCK OWNERSHIP PLAN AND TRUST
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST as of December 31, 1997 and 1996, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST as of December 31, 1997 and 1996, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





Champaign, Illinois
March 16, 1998

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1997 AND 1996

                                                1997                                             1996
                             ALLOCATED      UNALLOCATED          TOTAL        Allocated      Unallocated        Total
ASSETS
  Money market
    fund                  $    2864.00     $               $    2864.00     $               $               $
  Employer
    contribution
    receivable                                                                 10000.00                        10000.00
  Accounts
    receivable                 2212.00                          2212.00
  Investment in
    First Busey
    Corporation
    Class A
    common stock,
    stock, at
    fair value             10610927.00      1492868.00      12103795.00      8164858.00      1642275.00      9807133.00

TOTAL ASSETS               10616003.00      1492868.00      12108871.00      8174858.00      1642275.00      9817133.00

LIABILITIES
  Cash overdraft          $                $               $                $   9402.00     $               $   9402.00
  Notes payable                              550000.00        550000.00                       500000.00       500000.00

TOTAL LIABILITIES                            550000.00        550000.00         9402.00       500000.00       509402.00

NET ASSETS
  AVAILABLE
  FOR PLAN
  BENEFITS                $10616003.00     $ 942868.00     $11558871.00     $8165456.00     $1142275.00     $9307731.00


See Notes to Financial Statements.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                            1997
                                                             Allocated   Unallocated      Total
Investment income:
  Net change in unrealized appreciation in fair
    value of investments                                   $ 1870721.00  $ 412503.00  $ 2283224.00
  Interest                                                       986.00                     986.00
  Dividends                                                   305307.00                  305307.00
Employer contributions                                         48515.00    200000.00     248515.00
Allocation of First Busey Corporation Class A common
  stock, at fair value
    1997 - 29,524 shares                                      811910.00                  811910.00
    1996 - 36,906 shares
    1995 - 36,906 shares
          TOTAL ADDITIONS                                    3037439.00    612503.00    3649942.00

Interest expense                                               42389.00                   42389.00
Administrative expenses                                        58521.00                   58521.00
Distributions to participants
  Cash                                                           531.00                     531.00
  Stock 1997 - 10,632 shares                                  236562.00                  236562.00
  Stock 1996 - 13,995 shares
  Stock 1995 - 14,253 shares
Dividend distributions to participants                        248889.00                  248889.00
Allocation of First Busey Corporation Class A common
  stock, at market value
    1997 - 29,524 shares                                                   811910.00     811910.00
    1996 - 36,906 shares
    1995 - 36,906 shares
          TOTAL DEDUCTIONS                                    586892.00    811910.00    1398802.00

          NET INCREASE (DECREASE)                            2450547.00   -199407.00    2251140.00

Net assets available for benefits:
  Beginning of year                                          8165456.00   1142275.00    9307731.00

  End of year                                              $10616003.00  $ 942868.00  $11558871.00


See Notes to Financial Statements

                                   1996                                    1995
                   Allocated    Unallocated      Total     Allocated   Unallocated      Total
[Continued
   from
 previous        $ 1402729.00   $ 470543.00  $1873272.00  $ 563245.00  $ 270641.00  $ 833886.00
   page]               780.00                     780.00      5327.00        54.00      5381.00
                    291337.00                  291337.00    270970.00                 270970.00
                     10000.00     250000.00    260000.00     80000.00    250000.00    330000.00



                    821159.00                  821159.00
                                                            664306.00                 664306.00
                   2526005.00     720543.00   3246548.00   1583848.00    520695.00   2104543.00

                     43940.00                   43940.00     74683.00                  74683.00
                     49590.00         52.00     49642.00     56834.00                  56834.00

                       448.00                     448.00       304.00                    304.00

                    251910.00                  251910.00
                                                            230424.00                 230424.00
                    216565.00                  216565.00    182660.00                 182660.00



                                 821159.00    821159.00
                                                                        664306.00    664306.00
                    562453.00    821211.00   1383664.00    544905.00    664306.00   1209211.00

                   1963552.00   -100668.00   1862884.00   1038943.00   -143611.00    895332.00


                   6201904.00   1242943.00   7444847.00   5162961.00   1386554.00   6549515.00

                 $ 8165456.00  $1142275.00  $9307731.00  $6201904.00  $1242943.00  $7444847.00





FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     The bank borrowings are collateralized by the unallocated shares of stock and is guaranteed by the Company. The lender has no rights against shares once they are allocated under the ESOP. Accordingly, the financial statements of the Plan for the years 1997 and 1996 present separately the assets and liabilities and changes therein pertaining to:

          (a) the accounts of employees with vested rights in allocated stock (Allocated) and

          (b)     stock not yet allocated to employees (Unallocated).

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
     The Plan covers all full-time employees of the Company and its participating subsidiaries who have completed one year of service. Participants who do not work full-time or are not employed on the last working day of a Plan year are generally not eligible for an allocation of Company contributions for such year.

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

Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
Payment of benefits:

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

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 5.     INVESTMENT

The Plan's investment, at December 31, consists solely of First Busey Corporation Class A common stock as follows:

                                 1997                     1996
                        Allocated   Unallocated   Allocated   Unallocated
Number of shares         385852.00     54286.00    366960.00     73810.00

Cost                  $ 2557010.00  $ 359749.00  $2275071.00  $ 457606.00

Fair value            $10610927.00  $1492868.00  $8164858.00  $1642275.00


In August 1997, the Plan purchased 10,000 shares of First Busey Corporation Class A common stock. The purchase of the stock was financed from the proceeds of a note from American National Bank of Chicago (See Note 6).


NOTE 6.     NOTES PAYABLE

The Plan had the following notes payable as of December 31, 1997 and 1996, secured by 54,286 and 73,810 shares of First Busey Corporation Class A common stock, respectively:

                                                                1997           1996
American National Bank of Chicago, due January 31, 1998     $250000.00     $
American National Bank of Chicago, due January 31, 1998      150000.00      250000.00
American National Bank of Chicago, due January 31, 1998      150000.00      250000.00

                                                            $550000.00     $500000.00


As of December 31, 1997, the above notes payable had stated interest rates of 7.3125%, 7.37375% and 7.37375%, respectively. The notes payable were renewed in 1998 and carry interest rates of LIBOR plus 150 basis points, adjusted quarterly, and have maturity dates of January 31, 1999.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 7.     INCOME TAX STATUS

The Internal Revenue Service has determined and informed the Company by a letter dated March 28, 1996, that the Plan is qualified and the trust established under the Plan is tax-exempt, under the appropriate sections of the Code. The Plan has been amended since receiving the determination letter. However, the Plan administrator believes that the Plan is designed and is currently being operated in compliance with the applicable requirements of the Code.

NOTE 8.     PARTY IN INTEREST TRANSACTIONS

Parties in interest include fiduciaries or employees of the plan, any person who provides services to the plan, an employer whose employees are covered by the plan, an employee organization whose members are covered by the plan, a person who owns 50 percent or more of such an employer or employee association, or relatives of such persons just listed.

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $37,768, $31,078 and $25,896 for the three years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 9.     FORFEITED ACCOUNTS

At December 31, 1997, forfeited non-vested accounts totaled $48,469. These accounts will be allocated to participants' accounts.

          INDEPENDENT AUDITOR'S REPORT ON THE SUPPLEMENTARY INFORMATION



To the Administrative Committee and Participants
FIRST BUSEY CORPORATION EMPLOYEES'
  STOCK OWNERSHIP PLAN AND TRUST
Urbana, Illinois

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules of assets held for investment purposes, reportable transactions and party in interest transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Champaign, Illinois
March 16, 1998

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
YEAR ENDED DECEMBER 31, 1997

                                                   Number           Current
Description                                      of Shares            Cost                 Value
First Busey Corporation Class A Common Stock     440138.00     $     2916759.00     $     12103795.00

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
LINE 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1997

                                                                                                   Current
                                                                                                   Value of
                                                                                                   Asset on
     Identity of     Description     Purchase     Selling     Lease      Expenses     Cost of     Transaction     Net Gain
   Party Involved     of Asset        Price        Price      Rental     Incurred     Assets         Date          or Loss
None.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN AND TRUST
PARTY IN INTEREST TRANSACTIONS
YEAR ENDED DECEMBER 31, 1997


                                                                  Transaction
               Description of Transaction                            Amount
Management fees paid to First Busey Trust & Investment Co.     $     38585.00

To the Trustees
First Busey Corporation Employee Stock Ownership Plan and Trust
Urbana, Illinois


This letter is intended to confirm that the Trustees of First Busey Corporation Employee Stock Ownership Plan and Trust are fully informed about significant matters relating to the conduct of the annual audit of First Busey Corporation Employee Stock Ownership Plan and Trust, Urbana, Illinois so that you can appropriately discharge your oversight responsibility and so that we comply with our obligations to you under professional standards. This letter is intended solely for the use of the Trustees of First Busey Corporation Employee Stock Ownership Plan and Trust.

The following summarize various matters which might be communicated to you under generally accepted auditing standards.

The Auditor's Responsibility Under Generally Accepted Auditing Standards
------------------------------------------------------------------------

We originally communicated to the Trustees through Mr. Glen Paine in our arrangement letter dated August 21, 1997, that the audit would be conducted in accordance with generally accepted auditing standards. An audit, as such, is not designed to include a detailed audit of all transactions nor to discover all defalcations, irregularities or illegal acts, should any exist. An audit conducted in accordance with generally accepted auditing standards is designed to obtain reasonable rather than absolute assurance about the financial statements. We believe that our audit accomplished those objectives.

Significant Accounting Policies
-------------------------------

The Trustees have the ultimate responsibility for the appropriateness of the accounting principles used by the Trust. The Trust did not adopt any significant new accounting principles nor have there been any changes in existing significant accounting principles during the current year which should be brought to your attention for approval.

Management Judgments and Accounting Estimates
---------------------------------------------

Accounting estimates are an integral part of the preparation of financial statements and are based upon management's current judgments. The process used by management encompasses their knowledge and experience about past and current events and certain assumptions about future events. Management has informed us that they used all the relevant facts available to them at the time to make the best judgments about accounting estimates and we concur with the results of those estimates.

Audit Adjustments
-----------------

There were no audit adjustments made from the original trial balances presented to us to begin our audit.

Disagreements with Management
-----------------------------

We encountered no disagreements with management over the application of significant accounting principles, the basis for management's judgments on any significant matters or the scope of the audit or significant disclosures to be included in the financial statements.

Consultation with Other Accountants
-----------------------------------

We are not aware of any consultations management had with other accountants about accounting or auditing matters. Also, there were no major issues discussed regarding the application of accounting principles or auditing standards in connection with our recurring retention.

Difficulties Encountered in Performing the Audit
------------------------------------------------

We did not encounter any difficulties in dealing with management relating to the performance of the audit.


This report is intended solely for the information and use of the Trustees of First Busey Corporation Employee Stock Ownership Plan and Trust. After you have had an opportunity to review this memorandum, we would be pleased to discuss the matters contained herein with you.





Champaign, Illinois
March 16, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-60402) under the Securities Act of 1933 of First Busey Corporation of our report dated March 16, 1998 on our audits of the financial statements of First Busey Corporation Employee Stock Ownership Plan and Trust as of December 31, 1997 and 1996, and for each of the three years ended December 31, 1997 and supporting schedules as of December 31, 1997, which is included in the Annual Report on Form 11-K for the year ended December 31, 1997.





                                        McGLADREY & PULLEN, LLP


Champaign, Illinois
June 18, 1998