Form 10-Q
period 1998-06-30
FIRST BUSEY CORP /NV/
filed 1998-08-14
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                             For the Quarterly Period Ended 6/30/98
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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

                           Class                                Outstanding at June 30, 1998
            ---------------------------------------             ----------------------------
            Class A Common Stock, without par value                      6,883,237

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                              FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

                                                                           June 30, 1998     December 31, 1997
                                                                           -------------     -----------------
                                                                                (Dollars in thousands)
ASSETS

Cash and due from banks                                                       $45,190           $43,299

Federal funds sold                                                             21,450            18,800
Securities available for sale (amort. cost 1998 $214,315; 1997  $206,589)     224,294           215,514
Loans (net of unearned  interest)                                             624,886           602,937
Allowance for loan losses                                                      (7,312)           (6,860)
                                                                           -----------       -----------
    Net loans                                                              $  617,574        $  596,077

Premises and equipment                                                         24,459            22,834
Other assets                                                                   19,569            19,016
                                                                           -----------       -----------
        Total assets                                                       $  952,536        $  915,540
                                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                   $   98,742        $   92,090
    Interest bearing                                                          725,900           719,363
                                                                           -----------       -----------
    Total deposits                                                         $  824,642        $  811,453

Short-term borrowings                                                          15,550             6,550
Long-term debt                                                                 20,000            10,000
Other liabilities                                                               6,947             6,258
                                                                           -----------       -----------
        Total liabilities                                                  $  867,139        $  834,261
                                                                           -----------       -----------

STOCKHOLDERS' EQUITY

Preferred stock                                                            $        -        $        -
Common stock                                                                    6,291             6,291
Surplus                                                                        21,219            20,729
Retained earnings                                                              56,098            53,011
Unrealized gain (loss) on securities available for sale, net                    6,486             5,801
                                                                           -----------       -----------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                 $   90,094        $   85,832
Treasury stock, at cost                                                        (4,089)           (3,922)
Unearned ESOP shares and deferred compensation for stock grants                  (608)             (631)
                                                                           -----------
        Total stockholders' equity                                         $   85,397        $   81,279
                                                                           -----------
        Total liabilities and stockholders' equity                         $  952,536        $  915,540
                                                                           ===========       ===========
Class A Common Shares outstanding at period end                             6,883,237         6,865,393
                                                                           ===========       ===========

                               FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                           June 30, 1998     June 30, 1997
                                                                           -------------     -------------
                                                                              (Dollars in thousands)
ASSETS

Cash and due from banks                                                    $   45,190        $   40,049

Federal funds sold                                                             21,450            10,500
Securities held to maturity (fair value 1997 $51,396 )                              -            50,738
Securities available for sale (amort. cost 1998 $214,315;                     224,294           165,663
  1997 $158,970)
Loans (net of unearned  interest)                                             624,886           591,103
Allowance for loan losses                                                      (7,312)           (6,517)
                                                                           -----------       -----------
    Net loans                                                              $  617,574        $  584,586

Premises and equipment                                                         24,459            22,639
Other assets                                                                   19,569            18,649
                                                                           -----------       -----------
        Total assets                                                       $  952,536        $  892,824
                                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                   $   98,742        $   78,590
    Interest bearing                                                          725,900           714,829
                                                                           -----------       -----------
    Total deposits                                                         $  824,642        $  793,419

Short-term borrowings                                                          15,550             6,000
Long-term debt                                                                 20,000            10,000
Other liabilities                                                               6,947             5,291
                                                                           -----------       -----------
        Total liabilities                                                  $  867,139        $  814,710
                                                                           -----------       -----------

STOCKHOLDERS' EQUITY

Preferred stock                                                            $        -        $        -
Common stock                                                                    6,291             6,291
Surplus                                                                        21,219            20,709
Retained earnings                                                              56,098            50,141
Unrealized gain (loss) on securities available for sale, net                    6,486             4,350
                                                                           -----------       -----------
        Total stockholders' equity before treasury stock, unearned
        ESOP shares and deferred compensation for stock grants             $   90,094        $   81,491
        Treasury stock, at cost                                                (4,089)           (2,753)
Unearned ESOP shares and deferred compensation for stock grants                  (608)             (624)
                                                                           -----------       -----------
        Total stockholders' equity                                         $   85,397        $   78,114
                                                                           -----------       -----------
        Total liabilities and stockholders' equity                         $  952,536        $  892,824
                                                                           ===========       ===========
Class A Common Shares outstanding at period end                             6,883,237         5,790,814
                                                                           ===========       ===========
Class B Common Shares outstanding at period end                                     0         1,125,000
                                                                           ===========       ===========

                            FIRST BUSEY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                          (UNAUDITED)

                                                                                1998          1997
                                                                                ----          ----
                                                                             (Dollars in thousands,
                                                                              except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                               $26,550        $24,589
    Interest and dividends on investment securities:
        Taxable interest income                                                5,275          5,188
        Non-taxable interest income                                              847          1,002
        Dividends                                                                 69             53
    Interest on federal funds sold                                               596            148
                                                                             --------       --------
        Total interest income                                                $33,337        $30,980
                                                                             --------       --------
INTEREST EXPENSE:
    Deposits                                                                 $15,081        $14,419
    Short-term borrowings                                                        574            320
    Long-term debt                                                               596            247
                                                                             --------       --------
        Total interest expense                                               $16,251        $14,986
                                                                             --------       --------
        Net interest income                                                   17,086        $15,994
Provision for loan losses                                                        650            400
                                                                             --------       --------
        Net interest income after provision for loan losses                  $16,436        $15,594
                                                                             --------       --------
OTHER INCOME:
    Trust                                                                    $ 1,783        $ 1,625
    Commissions and brokers fees, net                                            593            507
    Service charges on deposit accounts                                        1,441          1,464
    Other service charges and fees                                               953            603
    Security gains (losses), net                                                 533            265
    Trading security gains (losses), net                                           0              2
    Gain on sales of pooled loans                                                384            117
    Other operating income                                                       965            410
                                                                             --------       --------
        Total other income                                                   $ 6,652        $ 4,993
                                                                             --------       --------
OTHER EXPENSES:
    Salaries and wages                                                       $ 6,758        $ 6,011
    Employee benefits                                                          1,309          1,300
    Net occupancy expense of bank premises                                     1,223          1,066
    Furniture and equipment expenses                                           1,013            855
    Data processing                                                              961            822
    Stationery, supplies and printing                                            350            345
    Foreclosed property write-downs and expenses                                   0              0
    Amortization expense                                                         686            660
    Other operating expenses                                                   2,522          2,342
                                                                             --------       --------
        Total other expenses                                                 $14,822        $13,401
                                                                             --------       --------
        Income before income taxes                                           $ 8,266        $ 7,186
Income taxes                                                                   2,554          2,131
                                                                             --------       --------
NET INCOME                                                                   $ 5,712        $ 5,055
                                                                             ========       ========

Other comprehensive income, before tax:
     Unrealized gains on securities:
         Unrealized holding gains(losses) arising during period              $ 1,587        $ 1,904
          Less reclassification adjustment for gains included in net income     (533)          (265)
                                                                             --------       --------
Other comprehensive income, before tax                                         1,054          1,639
     Income tax expense related to items of other comprehensive income          (369)          (574)
                                                                             --------       --------
     Other comprehensive income, net of tax                                  $   685        $ 1,065
COMPREHENSIVE INCOME                                                         $ 6,397        $ 6,120
BASIC EARNINGS PER SHARE                                                     $  0.83        $  0.73
DILUTED EARNINGS PER SHARE                                                   $  0.81        $  0.72
DIVIDENDS DECLARED PER SHARE:
     Class A Common Stock                                                    $0.3800        $0.3400
                                                                             ========       ========
     Class B Common Stock                                                          -        $0.3091
                                                                             ========       ========



                            FIRST BUSEY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                         FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997
                                          (UNAUDITED)

                                                                                1998          1997
                                                                                ----          ----
                                                                             (Dollars in thousands,
                                                                              except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                               $13,231        $12,581
    Interest and dividends on investment securities:
        Taxable interest income                                                2,629          2,547
        Non-taxable interest income                                              430            502
        Dividends                                                                 34             25
    Interest on federal funds sold                                               316             48
                                                                             --------       --------
        Total interest income                                                $16,640        $15,703
                                                                             --------       --------
INTEREST EXPENSE:
    Deposits                                                                 $ 7,489        $ 7,269
    Short-term borrowings                                                        290            188
    Long-term debt                                                               330            146
                                                                             --------       --------
        Total interest expense                                               $ 8,109        $ 7,603
                                                                             --------       --------
        Net interest income                                                  $ 8,531        $ 8,100
Provision for loan losses                                                          0            200
                                                                             --------       --------
        Net interest income after provision for loan losses                  $ 8,531        $ 7,900
                                                                             --------       --------
OTHER INCOME:
    Trust                                                                    $   899        $   850
    Commissions and brokers fees, net                                            310            220
    Service charges on deposit accounts                                          738            744
    Other service charges and fees                                               504            333
    Security gains (losses), net                                                 233            166
    Trading security gains (losses), net                                           1              1
    Gain on sales of pooled loans                                                198             82
    Other operating income                                                       467            141
                                                                             --------       --------
        Total other income                                                   $ 3,350        $ 2,537
                                                                             --------       --------
OTHER EXPENSES:
    Salaries and wages                                                       $ 3,372        $ 3,006
    Employee benefits                                                            644            627
    Net occupancy expense of bank premises                                       602            501
    Furniture and equipment expenses                                             526            425
    Data processing                                                              475            463
    Stationery, supplies and printing                                            201            161
    Amortization expense                                                         343            330
    Other operating expenses                                                   1,351          1,146
                                                                             --------       --------
        Total other expenses                                                 $ 7,514        $ 6,659
                                                                             --------       --------
        Income before income taxes                                           $ 4,367        $ 3,778
Income taxes                                                                   1,366          1,131
                                                                             --------       --------
NET INCOME                                                                   $ 3,001        $ 2,647
                                                                             ========       ========

Other comprehensive income, before tax:
     Unrealized gains on securities:
         Unrealized holding gains(losses) arising during period              $   422        $ 2,966
          Less reclassification adjustment for gains included in net income     (233)          (166)
                                                                             --------       --------
Other comprehensive income, before tax                                       $   189        $ 2,800
     Income tax expense related to items of other comprehensive income           (66)          (980)
                                                                             --------       --------
     Other comprehensive income, net of tax                                  $   123        $ 1,820
COMPREHENSIVE INCOME                                                         $ 3,124        $ 4,467

BASIC EARNINGS PER SHARE                                                     $  0.44        $  0.38
DILUTED EARNINGS PER SHARE                                                   $  0.42        $  0.38
DIVIDENDS DECLARED PER SHARE:
     Class A Common Stock                                                    $0.1900        $0.1700
                                                                             ========       ========
     Class B Common Stock                                                          -        $0.1545
                                                                             ========       ========


                            FIRST BUSEY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                           (UNAUDITED)

                                                                                 1998             1997
                                                                                 ----             ----
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               $   5,712          $  5,055
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            1,876            1,686
        Provision for loan losses                                                  650              400
        (Decrease) in deferred income taxes                                       (743)            (625)
        Amortization of investment security discounts                              (76)            (195)
        Gain on sales of investment securities, net                               (533)            (265)
        Proceeds from sales of pooled loans                                     38,360           13,734
        Loans originated for sale                                              (40,571)         (14,139)
        Gain on sale of pooled loans                                              (384)            (117)
        (Gain) on sales and dispositions of premises and equipment                 (12)               0
        Change in assets and liabilities:
           Increase in other assets                                                199              642
           Increase (decrease) in accrued expenses                                 224             (179)
           (Decrease) in interest payable                                         (275)             (96)
           Increase in income taxes payable                                        507              397
                                                                             ----------       ----------
                Net cash provided by operating activities                    $   4,934        $   6,298
                                                                             ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale          $  19,365        $   3,274
    Proceeds from maturities of securities classified available for sale        60,025           57,490
    Proceeds from maturities of securities classified held to maturity               -            5,450
    Purchase of securities classified available for sale                       (86,507)         (53,116)
    Purchase of securities classified held to maturity                               -           (1,050)
    (Increase) in federal funds sold                                            (2,650)         (10,500)
    Increase in loans                                                          (19,783)         (21,122)
    Purchases of premises and equipment                                         (2,782)          (2,036)
    Proceeds from sales of premises and equipment                                   23                1
    Cash acquired in acquisition of Busey Carter Travel, Inc.                      204                -
                                                                             ----------       ----------
                Net cash (used in) investing activities                       ($32,105)        ($21,609)
                                                                             ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                        ($23,743)       $  23,503
    Net increase in demand, money market and saving deposits                    36,932            2,989
    Cash dividends paid                                                         (2,625)          (2,316)
    Purchase of treasury stock                                                    (893)            (402)
    Proceeds from sale of treasury stock                                           391            1,253
    Proceeds from short-term borrowings                                         10,000                -
    Principal payments on short-term borrowings                                 (1,000)          (2,000)
    Proceeds from long-term borrowings                                          15,000            5,000
    Principal payments on long-term borrowings                                  (5,000)               -
    Net increase (decrease) in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings                 -           (6,405)
                                                                             ----------       ----------
                Net cash provided by (used in) financing activities          $  29,062        $  21,622
                                                                             ----------       ----------
                Net increase (decrease) in cash and cash equivalents         $   1,891        $   6,311
Cash and due from banks, beginning                                           $  43,299        $  33,738
                                                                             ----------       ----------
Cash and due from banks, ending                                              $  45,190        $  40,049
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


NOTE 2:  LOANS
The major classifications of loans at June 30, 1998 and December 31, 1997 were as follows:

                                                   June 30, 1998     December 31, 1997
                                                   -----------------------------------
                                                         (Dollars in thousands)
Commercial                                               $75,892               $63,861
Real estate construction                                  37,381                31,306
Real estate - farmland                                    12,862                11,782
Real estate - 1-4 family residential mortgage            232,413               225,622
Real estate - multifamily mortgage                        64,486                74,385
Real estate - non-farm nonresidential mortgage           148,548               139,653
Installment                                               36,912                38,925
Agricultural                                              16,392                17,403
                                                   -----------------------------------
                                                        $624,886              $602,937
                                                   -----------------------------------

Less:
    Allowance for loan losses                              7,312                 6,860
                                                   -----------------------------------
    Net loans                                           $617,574              $596,077
                                                   ===================================




The real estate-mortgage category includes loans held for sale with carrying values of $7,558,000 at June 30, 1998 and $4,963,000 at December 31, 1997;
these loans had fair market values of $7,634,000 and $5,016,000, respectively.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                            Three Months Ended          Six Months Ended
                                                                  June 30,                 June 30,
                                                              1998        1997        1998        1997
                                                           ----------  ----------  ----------  ----------
Net income                                                 $3,001,000  $2,647,000  $5,712,000  $5,055,000
Shares:
    Weighted average common shares outstanding              6,883,289   6,914,134   6,886,907   6,912,760

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method       139,860     100,475     128,819     100,163
                                                           ----------  ----------  ----------  ----------
    Weighted average common shares outstanding,
        as adjusted                                         7,023,149   7,014,609   7,015,726   7,012,923
                                                           ==========  ==========  ==========  ==========
Basic earnings per share                                   $     0.44  $     0.38  $     0.83  $     0.73
                                                           ==========  ==========  ==========  ==========
Diluted earnings per share                                 $     0.42  $     0.38  $     0.81  $     0.72
                                                           ==========  ==========  ==========  ==========


                                                                                       1998         1997
                                                                                     --------     --------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                                                $16,526      $15,082
                                                                                     ========     ========
             Income taxes                                                            $ 2,047      $ 1,966
                                                                                     ========     ========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                            $   231      $    27
                                                                                     ========     ========

        Change in unrealized gain (loss) on securities available for sale            $ 1,054      $ 1,639
                                                                                     ========     ========

        (Decrease) increase in deferred income taxes attributable to the unrealized
             (gain) loss on investment securities available for sale                   ($369)       ($574)
                                                                                     ========     ========


Acquisition of Busey Carter Travel, Inc.:
Working capital including cash                                                       $   561      $     -
Premises and equipment                                                                    23            -
Intangibles and other assets                                                             241            -
                                                                                     --------     --------
Common stock issued from treasury to acquire Busey Carter Travel, Inc.               $   825      $     0
                                                                                     ========     ========

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 1998 (unaudited) when compared with December 31, 1997 and the results of operations for the six months ended June 30, 1998 and 1997 (unaudited) and the results of operations for the three months ended June 30, 1998 and 1997 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT JUNE 30, 1998 AS COMPARED TO DECEMBER 31, 1997

Total assets increased $36,996,000, or 4.0%, to $952,536,000 at June 30, 1998
from $915,540,000 at December 31, 1997.

Securities available for sale increased $8,780,000, or 4.1%, to $224,294,000 at June 30, 1998 from $215,514,000 at December 31, 1997.

Loans increased $21,949,000, or 3.6%, to $624,886,000 at June 30, 1998 from
$602,937,000 at December 31, 1997, primarily due to increases in commercial and mortgage loans.

Total deposits increased $13,189,000, or 1.6%, to $824,642,000 at June 30, 1998
from $811,453,000 at December 31, 1997. Non-interest bearing deposits increased 7.2% to $98,742,000 at June 30, 1998 from $92,090,000 at December 31, 1997.
Interest-bearing deposits increased 0.9% to $725,900,000 at June 30, 1998 from $719,363,000 at December 31, 1997.

Short-term borrowings increased $9,000,000 to $15,550,000 at June 30, 1998, as compared to $6,550,000 at December 31, 1997. Proceeds from the increase in short-term borrowings were used to capitalize Busey Business Bank, the holding company's new bank subsidiary located in Indianapolis, Indiana.

In the first six months of 1998, the Corporation repurchased 31,656 shares of its Class A common stock at an aggregate cost of $893,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of June 30, 1998, 41,403 of the 133,441 options which became exercisable on January 1, 1997 (and expire December 31, 1999), have not yet been exercised, and 14,700 of the 31,950 options which became exercisable on January 1, 1998 (and expire December 31, 1999), have not yet been exercised.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                 June 30, 1998      December 31, 1997
                                                                                 -------------      -----------------
                                                                                      (Dollars in thousands)
Non-accrual loans                                                                         $165                 $628
Loans 90 days past due, still accruing                                                   1,778                1,033
Restructured loans                                                                           -                    -
Other real estate owned                                                                    381                  516
Non-performing other assets                                                                  2                    5
                                                                                 --------------     ----------------
    Total non-performing assets                                                         $2,326               $2,182
                                                                                 ==============     ================
Total non-performing assets as a percentage of total assets                               0.24%                0.24%
                                                                                 ==============     ================
Total non-performing assets as a percentage of loans plus non-performing assets           0.37%                0.36%
                                                                                 ==============     ================

The ratio of non-performing assets to loans plus non-performing assets increased to 0.37% at June 30, 1998 from 0.36% at December 31, 1997. This was due to an increase in the balance of loans 90 days past due and still accruing, offset partially by a decrease in the balances of non-accrual loans and other real estate owned

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO JUNE 30, 1997

SUMMARY
-------

Net income for the six months ended June 30, 1998 increased 13.0% to $5,712,000 as compared to $5,055,000 for the comparable period in 1997. Diluted earnings per share increased 12.5% to $.81 at June 30, 1998 as compared to $.72 for the same period in 1997.

Operating earnings, which exclude security gains and the related tax expense, were $5,365,000, or $.76 per share for the six months ended June 30, 1998, as compared to $4,883,000, or $.70 per share for the same period in 1997.

The Corporation's return on average assets was 1.25% for the six months ended June 30, 1998, as compared to 1.18% for the comparable period in 1997. The return on average assets from operations of 1.18% for the six months ended June 30, 1998 was 4 basis points higher than the 1.14% level achieved in the comparable period of 1997.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.18% for the six months ended June 30, 1998, as compared to 4.24% for the same period in 1997. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.87% for the six months ended June 30, 1998, compared to 3.88% for the same period in
1997.   The decrease in the net interest margin is due primarily to the 13 basis point increase in the average rate paid on interest-bearing liabilities.

During the six months ended June 30, 1998, the Corporation recognized security gains of approximately $347,000, after income taxes, representing 6.1% of net income. During the same period in 1997, security gains of $172,000, after income taxes, were recognized, representing 3.4% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the six months ended June 30, 1998 increased 7.1% to $33,933,000 from $31,676,000 for the comparable period in 1997. The increase in interest income resulted from an increase in average earning assets of $59,162,000 for the period ended June 30, 1998, as compared to the same period of 1997. The average yield on interest-earning assets decreased from 8.04% for the six months ended June 30, 1997 to 8.02% for the same period in 1998. This is due primarily to declines in the yields on investment securities partially offset by increases in the yields on loans and federal funds sold.

INTEREST EXPENSE
----------------

Total interest expense increased 8.4% for the six months ended June 30, 1998 as compared to the prior year period. This increase resulted primarily from the growth of $36,508,000 in average interest-bearing liabilities to $749,840,000 for the six months ending June 30, 1998, compared to $713,332,000 for the same period in 1997.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $650,000 for the six months ended June 30, 1998 is $250,000 more than the provision for the comparable period in 1997. The provision and the net charge-offs for the period resulted in the reserve representing 1.17% of total loans and 376% of non-performing loans at June 30, 1998, as compared to the reserve representing 1.14% of total loans and 413% of non-performing loans at December 31, 1997. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security gains, increased 29.4% for the six months ended June 30, 1998 as compared to the same period in 1997. This was a combination of increases in trust revenue, commissions and brokers fees, and gains on the sales of pooled loans for the six months ended June 30, 1998 as compared to the same period in 1997. As of June 30, 1998, the asset management divisions of the Corporation had $1,077,000,000 in assets under care, an increase of 21.4% from $887,293,000 at June 30, 1998. Gains of $384,000 were recognized on the sale of $37,976,000 of pooled loans for the six months ended June 30, 1998 as compared to gains of $117,000 on the sale of $13,617,000 of pooled loans in the prior year period.

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

Total other expense increased 10.6% or $1,421,000 for the six months ended June 30, 1998 as compared to the same period in 1997.

Salaries and wages expense increased $747,000 or 12.4% and employee benefits expense increased $9,000 for the six months ended June 30, 1998, as compared to the same period last year. The Corporation had 425 full time equivalent employees as of June 30, 1998 as compared to 393 as of June 30, 1997. Occupancy and furniture and equipment expenses increased 16.4% to $2,236,000 for the six months ended June 30, 1998 from $1,921,000 in the prior year period. Data processing expense increased $139,000 or 16.9% to $961,000 for the six months ended June 30, 1998 from the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.91% for the six months ended June 30, 1998 from 2.02% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the six months ended
June 30, 1998 was 62.3%, an improvement from 62.6% for the same period in 1997. When the gains on the sales of pooled loans are excluded these ratios are 63.3% and 62.9% for the six month periods ending June 30, 1998 and June 30, 1997 respectively.

Income taxes for the six months ended June 30, 1998 increased to $2,554,000 as compared to $2,131,000 for the comparable period in 1997. As a percent of income before taxes, the provision for income taxes increased to 30.9% for the six months ended June 30, 1998 from 29.7% for the same period in 1997.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO JUNE 30, 1997

SUMMARY
-------

Net income for the three months ended June 30, 1998 increased 13.4% to $3,001,000 as compared to $2,647,000 for the comparable period in 1997. Diluted earnings per share increased 10.5% to $.42 at June 30, 1998 as compared to $.38 for the same period in 1997.

Operating earnings, which exclude security gains and the related tax expense, were $2,849,000, or $.40 per share for the three months ended June 30, 1998, as compared to $2,540,000, or $.37 per share for the same period in 1997.

The Corporation's return on average assets was 1.31% for the three months ended June 30, 1998, as compared to 1.22% achieved for the comparable period in 1997. The return on average assets from operations for the three months ended June 30, 1998 of 1.24% was seven basis points more than the 1.17% level achieved in the comparable period of 1997.

The net interest margin expressed as a percentage of average earning assets was 4.14% for the three months ended June 30, 1998, a decrease of 12 basis points from the level achieved for the like period in 1997. The net interest margin expressed as a percentage of average total assets was 3.84% for the three months ended June 30, 1998, compared to 3.90% for the same period in 1997.

During the three months ended June 30, 1998, the Corporation recognized security gains of approximately $152,000, after income taxes, representing 5.0% of net income. During the same period in 1997, security gains of approximately $107,000, after income taxes, were recognized, representing 4.1% of net income.


INTEREST INCOME
---------------

Interest income on a fully taxable equivalent basis increased $888,000, or 5.5% for the three months ended June 30, 1998 from the same period in 1997. The increase resulted from a higher level of interest income on greater average volumes of loans, offset in part by lower levels of interest income on lower yields and average balances of obligations of states and political subdivisions outstanding, for the three months ended June 30, 1998 as compared to the same period of 1997. The yield on interest earning assets decreased 15 basis points for the three months ended June 30, 1998 as compared to the same period in 1997.

INTEREST EXPENSE
----------------

Total interest expense increased 6.7% for the three months ended June 30, 1998 as compared to the prior year period. This increase resulted in large part from an increase in average other short-term borrowings and average long-term debt balances for the three months ended June 30, 1998, as compared to the same period in 1997.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 31.5% for the three months ended June 30, 1998 as compared to the same period in 1997. This was a combination of increased trust revenue, commissions and brokers fees, other service charges and fees, gains on sales of pooled loans, and other
operating income.   Gains of $198,000 were recognized on the sale of $22,331,000 of pooled loans for the three months ended June 30, 1998 as compared to gains of $82,000 on the sale of $8,472,000 of pooled loans in the prior year period.

Total other expense increased 12.8% or $855,000 for the three months ended June 30, 1998 as compared to the same period in 1997.

Salaries and wages expense increased $366,000 or 12.2% and employee benefits expense increased $17,000 or 2.7% for the three months ended June 30, 1998, as compared to the same period last year. Occupancy and furniture and equipment expenses increased 21.8% to $1,128,000 for the three months ended June 30, 1998 from $926,000 in the prior year period. Data processing expense increased $12,000 or 2.6% to $475,000 for the three months ended June 30, 1998 from the prior year period.

The consolidated efficiency ratio for the three months ended June 30, 1998 was 62.9% as compared to 61.5% for the prior year period. When the gains on the sales of pooled loans are excluded, this ratio is 64.0% for the three months ended June 30, 1998 compared to 62.0% for the same period in 1997. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended June 30, 1998 increased to $1,366,000 as compared to $1,131,000 for the comparable period in 1997. As a percent of income before taxes, the provision for income taxes increased to 31.3% for the three months ended June 30, 1998 from 29.9% for the same period in 1997.

LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation purchases federal funds as a service to its respondent banks, but generally does not rely upon these purchases for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank of Chicago. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $5,000,000 available as of June 30, 1998.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 11.0% at June 30, 1998 from
12.4% at December 31, 1997.   This is the ratio of total large liabilities to
total liabilities, and is low in comparison to the Corporation's peers. This change was due largely to a $17,059,000 decrease in time deposits over $100,000 and a $9,000,000 increase in short-term debt which resulted in a lower ratio of large liabilities to total liabilities.

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 1998, the Corporation earned $5,712,000 and paid dividends of $2,625,000 to stockholders, resulting in a retention of current earnings of $3,087,000. The Corporation's dividend payout for the six months ended June 30, 1998 was 46.0%. The Corporation's risk-based capital ratio was 13.49% and the leverage ratio was 7.86% as of June 30, 1998, as compared to 13.01% and 7.61% respectively as of December 31, 1997. The Corporation and its bank subsidiaries were well above all minimum required capital ratios as of June 30, 1998.

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

The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time
periods.    The Funds Management Policy established by the asset-liability committee and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 25.

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of June 30, 1998, is as follows:

                                                                                   Basis Point Changes
                                                                        -----------------------------------------
                                                                         -200        -100        +100       +200
                                                                        -----------------------------------------
Percentage change in net interest income due to an immediate change
in interest over a one-year period                                      (6.10%)     (2.98%)     (.14%)     (.36%)

YEAR 2000 COMPLIANCE
--------------------

The Corporation has developed an all encompassing plan to address Year 2000 related issues. A major aspect of the plan is the migration from an outsourced data processing solution to an in-house solution. This migration is underway with a planned completion date for all major applications of the middle of October, 1998. There will be a cost of approximately $3,800,000 for equipment and software which will be partially offset by the elimination of many of the outsourcing costs. Some of these costs will be capitalized as they relate to equipment purchased for the in-house data processing solution.

Testing of desktop hardware and software systems has begun. Those systems that are not compliant are being upgraded or eliminated. To date 100% of the desktop hardware has been reviewed and certified compliant. Approximately 50% of the desktop software has been reviewed and certified compliant.

The Corporation held a customer education seminar discussing the Year 2000 on June 15, 1998. In conjunction with the seminar, an educational brochure was developed and is being made available to customers. The Corporation is planning to conduct at least one additional seminar later in 1998.

Contingency plans continue to be developed for critical business applications in order to mitigate potential problems and/or delays associated with implementation of new solutions or delivery of products and services from vendors.

RATE-SENSITIVE ASSETS AND LIABILITIES
-------------------------------------

Interest-rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of the Corporation's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 1998.

                                                                   Rate Sensitive Within
                                           -----------------------------------------------------------------------
                                               1-30         31-90       91-180     181 Days -    Over
                                               Days         Days         Days       1 Year      1 Year     Total
                                           -----------------------------------------------------------------------
                                                                    (Dollars in thousands)
Federal funds sold                         $   21,450   $        0   $        0   $        0   $      0   $ 21,450
Investment securities
    U.S. Governments                            8,169        8,903       17,262       65,325     69,202    168,861
    Obligations of states and
        political subdivisions                      0            0        4,531          361     27,999     32,891
    Other securities                            3,494          100          150        1,481     17,317     22,542
Loans (net of unearned int.)                  194,992       37,064       39,747       89,353    263,720    624,886
                                           -----------------------------------------------------------------------
    Total rate-sensitive assets            $  228,105   $   46,067   $   61,690   $  156,520   $378,248   $870,630
                                           -----------------------------------------------------------------------

Interest bearing transaction
    deposits                               $  161,493   $        0   $        0   $        0   $      0   $161,493
Savings deposits                               80,595            0            0            0          0     80,595
Money market deposits                         134,493            0            0            0          0    134,493
Time deposits                                  38,361       57,444       59,354       98,540     95,620    349,319
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                       0            0            0            0          0          0
    Other                                           0            0       10,000        5,550          0     15,550
Long-term debt                                      0            0            0            0     20,000     20,000
                                           -----------------------------------------------------------------------
    Total rate-sensitive
        liabilities                        $  414,942   $   57,444   $   69,354   $  104,090   $115,620   $761,450
                                           -----------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities          ($186,837)    ($11,377)     ($7,664)  $   52,430   $262,628   $109,180
                                           -----------------------------------------------------------------------


    Cumulative gap                          ($186,837)   ($195,214)   ($205,878)   ($153,448)  $109,180   $      -
                                           =======================================================================
    Cumulative gap as a
       percentage of total
       rate-sensitive assets                   -21.46%      -22.77%      -23.65%      -17.62%     12.54%
                                           =======================================================================
    Cumulative ratio (cumulative RSA/RSL)
                                                0.55X        0.58X        0.62X        0.76X      1.14X      1.14X
                                           =======================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $186.8 million in the 1-30 day repricing category. The gap beyond 30 days, through 180 days, becomes slightly more liability sensitive as rate-sensitive assets that reprice in those time periods are slightly less in volume than rate-sensitive liabilities that are subject to repricing in the same respective
time periods.   The gap beyond 180 days becomes less liability sensitive as rate-sensitive assets that reprice after 180 days become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at June 30, 1998, will benefit the Corporation more if interest rates fall during the next 180 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 180 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                 1998                         1997
                                                    ----------------------------------------------------------
                                                     Average   Income/   Yield/    Average   Income/   Yield/
                                                     Balance   Expense    Rate     Balance   Expense    Rate
                                                    ----------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                               $21,815   $   596     5.51%  $  5,561   $   148     5.36%
    Investment securities
        U.S. Government obligations                  168,886     4,850     5.79%   163,457     4,734     5.84%
        Obligations of states and political
            subdivisions (1)                          32,474     1,303     8.09%    36,989     1,543     8.41%
        Other securities                              22,311       493     4.46%    20,605       507     4.96%
    Loans (net of unearned interest) (1) (2)         608,270    26,691     8.85%   567,982    24,744     8.79%
                                                    ------------------            ------------------
    Total interest earning assets                   $853,756   $33,933     8.02%  $794,594   $31,676     8.04%
                                                               =======                       =======

    Cash and due from banks                           31,977                        38,241
    Premises and equipment                            24,004                        22,236
    Reserve for possible loan losses                  (7,224)                       (6,337)
    Other assets                                      17,854                        18,072
                                                    ---------                     ---------

Total Assets                                        $920,367                      $866,806
                                                    =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits           $ 11,323   $   111     1.97%  $145,648   $ 1,373     1.90%
    Savings deposits                                  80,484     1,318     3.30%    82,113     1,327     3.26%
    Money market deposits                            267,784     3,937     2.96%   119,682     2,219     3.74%
    Time deposits                                    353,387     9,715     5.54%   347,663     9,500     5.51%
    Short-term borrowings:
        Federal funds purchased and
        repurchase agreements                            275         8     5.60%     2,921        85     5.87%
        Other                                         14,764       566     7.74%     6,714       235     7.05%
    Long-term debt                                    21,823       596     5.50%     8,591       247     5.80%
                                                    ------------------            ------------------
    Total interest bearing liabilities              $749,840   $16,251     4.37%  $713,332   $14,986     4.24%
                                                               =======                       =======

    Net interest spread                                                    3.65%                         3.80%
                                                                           =====                         =====

    Demand deposits                                   79,534                        72,466
    Other liabilities                                  7,838                         5,689
    Stockholders' equity                              83,155                        75,319
                                                    ---------                     ---------

Total Liabilities and Stockholders' Equity          $920,367                      $866,806
                                                    =========                     =========

Interest income / earning assets (1)                $853,756   $33,933     8.02%  $794,594   $31,676     8.04%
Interest expense / earning assets                   $853,756    16,251     3.84%   794,594    14,986     3.80%
                                                               -----------------             -----------------

Net interest margin (1)                                        $17,682     4.18%             $16,690     4.24%
                                                               =================             =================

    (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.
    (2)  Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                      Change due to (1)

                                                             Average         Average      Total
                                                             Volume        Yield/Rate     Change
                                                            -------------------------------------
                                                                   (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                      $    444       $    4       $    448
    Investment securities:
        U.S. Government obligations                              156          (40)           116
        Obligations of states and political
            subdivisions (2)                                    (183)         (57)          (240)
        Other securities                                          61          (75)           (14)
    Loans (2)                                                  1,767          180          1,947
                                                            -------------------------------------

Change in interest income (2)                               $  2,245       $   12       $  2,257
                                                            -------------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits                    ($1,316)      $   54        ($1,262)
    Savings deposits                                             (27)          18             (9)
    Money market deposits                                      2,063         (345)         1,718
    Time deposits                                                157           58            215
    Short-term borrowings:
        Federal funds purchased and repurchase agreements        (74)          (3)           (77)
        Other                                                    307           24            331
    Long-term debt                                               361          (12)           349
                                                            -------------------------------------

Change in interest expense                                  $  1,471        ($206)      $  1,265
                                                            -------------------------------------

Increase in net interest income (2)                         $    774       $  218       $    992
                                                            =====================================


 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 1998 AND 1997

                                                                 1998                         1997
                                                    ----------------------------------------------------------
                                                     Average   Income/   Yield/    Average   Income/   Yield/
                                                     Balance   Expense    Rate     Balance   Expense    Rate
                                                    ----------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                               $23,012   $   316     5.51%  $  3,466   $    48     5.49%
    Investment securities
        U.S. Government obligations                  166,919     2,414     5.80%   159,621     2,318     5.83%
        Obligations of states and political
            subdivisions (1)                          33,052       662     8.03%    37,081       774     8.36%
        Other securities                              22,720       247     4.36%    20,811       254     4.90%
    Loans (net of unearned interest) (1) (2)         609,555    13,300     8.75%   575,126    12,657     8.83%
                                                    ------------------            ------------------
    Total interest earning assets                   $855,258   $16,939     7.94%  $796,105   $16,051     8.09%
                                                               =======                       =======

    Cash and due from banks                           30,912                        37,988
    Premises and equipment                            24,698                        22,529
    Reserve for possible loan losses                  (7,434)                       (6,425)
    Other assets                                      18,801                        18,340
                                                    ---------                     ---------

Total Assets                                        $922,235                      $868,537
                                                    =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits           $ 11,677   $    59     2.01%  $148,418   $   757     2.05%
    Savings deposits                                  80,471       657     3.27%    79,947       650     3.26%
    Money market deposits                            273,605     2,039     2.99%   117,928     1,104     3.75%
    Time deposits                                    343,750     4,734     5.52%   346,409     4,759     5.51%
    Short-term borrowings:
        Federal funds purchased and
        repurchase agreements                            143         2     5.22%     5,502        79     5.75%
        Other                                         15,925       289     7.27%     6,125       108     7.08%
    Long-term debt                                    24,670       329     5.35%    10,000       146     5.85%
                                                    ------------------            ------------------
    Total interest bearing liabilities              $750,241   $ 8,109     4.34%  $714,329   $ 7,603     4.27%
                                                               =======                       =======

    Net interest spread                                                    3.60%                         3.82%
                                                                           =====                         =====

    Demand deposits                                   80,144                        72,374
    Other liabilities                                  7,871                         5,667
    Stockholders' equity                              83,979                        76,167
                                                    ---------                     ---------

Total Liabilities and Stockholders' Equity          $922,235                      $868,537
                                                    =========                     =========

Interest income / earning assets (1)                $855,258   $16,939     7.94%  $796,105   $16,051     8.09%
Interest expense / earning assets                   $855,258     8,109     3.80%   796,105     7,603     3.83%
                                                               -----------------             -----------------

Net interest margin (1)                                        $ 8,830     4.14%             $ 8,448     4.26%
                                                               =================             =================


(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 1998 AND 1997

                                                                    Change due to (1)

                                                             Average      Average      Total
                                                             Volume     Yield/Rate     Change
                                                            ---------------------------------
                                                                 (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                      $  268       $    0       $  268
    Investment securities:
        U.S. Government obligations                            105           (9)          96
        Obligations of states and political
            subdivisions (2)                                   (81)         (31)        (112)
        Other securities                                        36          (43)          (7)
    Loans (2)                                                  750         (107)         643
                                                            ---------------------------------

Change in interest income (2)                               $1,078         (190)      $  888
                                                            ---------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits                    ($686)        ($12)       ($698)
    Savings deposits                                             4            3            7
    Money market deposits                                    1,106         (171)         935
    Time deposits                                              (37)          12          (25)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                         (70)          (7)         (77)
        Other                                                  178            3          181
    Long-term debt                                             194          (11)         183
                                                            ---------------------------------

Change in interest expense                                  $  689        ($183)      $  506
                                                            ---------------------------------

Increase in net interest income (2)                         $  389          ($7)      $  382
                                                            =================================


(1)  Changes due to both rate and volume have been allocated proportionally.
(2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.

                           PART II - OTHER INFORMATION



ITEM 6:     Exhibits and Reports on Form 8-K

          (a) There were no reports on Form 8-K filed during the three months ending June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)



                              By:       //Scott L. Hendrie//
                                   --------------------------------------------

                                   Scott L. Hendrie
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)



Date:     August 14, 1998