Form 10-Q
period 1998-09-30
FIRST BUSEY CORP /NV/
filed 1998-11-16
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended 9/30/98
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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

 Class                                        Outstanding at October 31, 1998
---------------------------------------       -------------------------------
Class A Common Stock, without par value                 13,736,689

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                                FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                           September 30, 1998     December 31, 1997
                                                                           ------------------     -----------------
                                                                                   (Dollars in thousands)
ASSETS

Cash and due from banks                                                      $    35,057           $    43,299

Federal funds sold                                                                27,950                18,800
Securities available for sale (amort. cost 1998  $154,111;  1997  $206,589)      224,423               215,514

Loans (net of unearned  interest)                                                634,043               602,937
Allowance for loan losses                                                         (7,306)               (6,860)
                                                                             ------------          ------------
    Net loans                                                                $   626,737           $   596,077

Premises and equipment                                                            24,611                22,834
Other assets                                                                      19,772                19,016
                                                                             ------------          ------------
        Total assets                                                         $   958,550           $   915,540
                                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                     $    85,829           $    92,090
    Interest bearing                                                             738,187               719,363
                                                                             ------------          ------------
    Total deposits                                                           $   824,016           $   811,453

Short-term borrowings                                                             15,550                 6,550
Long-term debt                                                                    25,000                10,000
Other liabilities                                                                  7,888                 6,258
                                                                             ------------          ------------
        Total liabilities                                                    $   872,454           $   834,261
                                                                             ------------          ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                              $         -           $         -
Common stock                                                                       6,291                 6,291
Surplus                                                                           21,253                20,729
Retained earnings                                                                 57,708                53,011
Unrealized gain (loss) on securities available for sale, net                       6,016                 5,801
                                                                             ------------          ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                   $    91,268           $    85,832
Treasury stock, at cost                                                           (4,578)               (3,922)
Unearned ESOP shares and deferred compensation for stock grants                     (594)                 (631)
                                                                             ------------          ------------
        Total stockholders' equity                                           $    86,096           $    81,279
                                                                             ------------          ------------
        Total liabilities and stockholders' equity                           $   958,550           $   915,540
                                                                             ============          ============
Class A Common Shares outstanding at period end                               13,770,330            13,750,786
                                                                             ============          ============

                                FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                             September 30, 1998     September 30, 1997
                                                                             ------------------     ------------------
                                                                              (Dollars in thousands)
ASSETS

Cash and due from banks                                                      $    35,057            $    51,189

Federal funds sold                                                                27,950                      0
Securities held to maturity (fair value 1997  $51,362)                                                   50,314
Securities available for sale (amort. cost 1998  $215,163;  1997  $154,111)      224,423                162,896

Loans (net of unearned  interest)                                                634,043                604,538
Allowance for loan losses                                                         (7,306)                (6,593)
                                                                             ------------           ------------
    Net loans                                                                $   626,737            $   597,945

Premises and equipment                                                            24,611                 22,642
Other assets                                                                      19,772                 19,227
                                                                             ------------           ------------
         Total assets                                                        $   958,550            $   904,213
                                                                             ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                     $    85,829            $    78,553
    Interest bearing                                                             738,187                722,859
                                                                             ------------           ------------
    Total deposits                                                           $   824,016            $   801,412

Short-term borrowings                                                             15,550                  5,750
Long-term debt                                                                    25,000                 10,000
Other liabilities                                                                  7,888                  6,390
                                                                             ------------           ------------
        Total liabilities                                                    $   872,454            $   823,552
                                                                             ------------           ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                              $         -            $         -
Common stock                                                                       6,291                  6,291
Surplus                                                                           21,253                 20,714
Retained earnings                                                                 57,708                 51,554
Unrealized gain (loss) on securities available for sale, net                       6,016                  5,711
                                                                             ------------           ------------
        Total stockholders' equity before treasury stock, unearned ESOP
        shares and deferred compensation for stock grants                    $    91,268            $    84,270
Treasury stock, at cost                                                           (4,578)                (3,006)
Unearned ESOP shares and deferred compensation for stock grants                     (594)                  (603)
                                                                             ------------           ------------
        Total stockholders' equity                                           $    86,096            $    80,661
                                                                             ------------           ------------
        Total liabilities and stockholders' equity                           $   958,550            $   904,213
                                                                             ============           ============
Class A Common Shares outstanding at period end                               13,770,330             11,581,456
                                                                             ============           ============
Class B Common Shares outstanding at period end                                        0              2,250,000
                                                                             ============           ============

                           FIRST BUSEY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                         (UNAUDITED)

                                                                              1998          1997
                                                                           --------       --------
                                                                           (Dollars in thousands,
                                                                            except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                             $40,331        $37,716
    Interest and dividends on investment securities:
        Taxable interest income                                              7,958          7,688
        Non-taxable interest income                                          1,280          1,505
        Dividends                                                              101             81
    Interest on federal funds sold                                             729            243
                                                                           --------       --------
        Total interest income                                              $50,399        $47,233
                                                                           --------       --------

INTEREST EXPENSE:
    Deposits                                                               $22,841        $22,149
    Short-term borrowings                                                      901            448
    Long-term debt                                                             892            394
                                                                           --------       --------
        Total interest expense                                             $24,634        $22,991
                                                                           --------       --------
        Net interest income                                                $25,765        $24,242
Provision for loan losses                                                      700            600
                                                                           --------       --------
        Net interest income after provision for loan losses                $25,065        $23,642
                                                                           --------       --------

OTHER INCOME:
    Trust                                                                  $ 2,591        $ 2,364
    Commissions and brokers' fees, net                                         927            771
    Service charges on deposit accounts                                      2,212          2,211
    Other service charges and fees                                           1,412            910
    Security gains, net                                                        727            357
    Trading security gains, net                                                  5              2
    Gain on sales of pooled loans                                              656            293
    Other operating income                                                   1,404            617
                                                                           --------       --------
        Total other income                                                 $ 9,934        $ 7,525
                                                                           --------       --------

OTHER EXPENSES:
    Salaries and wages                                                     $10,168        $ 9,085
    Employee benefits                                                        1,929          1,884
    Net occupancy expense of bank premises                                   1,919          1,630
    Furniture and equipment expenses                                         1,581          1,294
    Data processing                                                          1,474          1,287
    Stationery, supplies and printing                                          513            509
    Foreclosed property write-downs and expenses                                24              7
    Amortization expense                                                     1,038            991
    Other operating expenses                                                 3,762          3,525
                                                                           --------       --------
        Total other expenses                                               $22,408        $20,212
                                                                           --------       --------
        Income before income taxes                                         $12,591        $10,955
Income taxes                                                                 3,890          3,260
                                                                           --------       --------
        NET INCOME                                                         $ 8,701        $ 7,695

Other comprehensive income, before tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period              1,060          4,090
        Less reclassification adjustment for gains included in net income     (727)          (357)
                                                                           --------       --------
Other comprehensive income, before tax                                     $   333        $ 3,733
    Income tax expense related to items of other comprehensive income          118          1,307
                                                                           --------       --------
    Other comprehensive income, net of tax                                 $   215        $ 2,426
                                                                           --------       --------
COMPREHENSIVE INCOME                                                       $ 8,916        $10,121
                                                                           ========       ========

BASIC EARNINGS PER SHARE                                                   $  0.63        $  0.56
DILUTED EARNINGS PER SHARE                                                 $  0.62        $  0.55

DIVIDENDS DECLARED PER SHARE:
        Class A Common Stock                                               $0.2900        $0.2600
                                                                           ========       ========
        Class B Common Stock                                                     -        $0.2364
                                                                           ========       ========

                           FIRST BUSEY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997
                                         (UNAUDITED)

                                                                              1998          1997
                                                                           --------       --------
                                                                           (Dollars in thousands,
                                                                            except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                             $13,781        $13,127
    Interest and dividends on investment securities:
        Taxable interest income                                              2,683          2,500
        Non-taxable interest income                                            433            503
        Dividends                                                               32             28
    Interest on federal funds sold                                             133             95
                                                                           --------       --------
        Total interest income                                              $17,062        $16,253
                                                                           --------       --------

INTEREST EXPENSE:
    Deposits                                                               $ 7,760        $ 7,730
    Short-term borrowings                                                      327            128
    Long-term debt                                                             296            147
                                                                           --------       --------
        Total interest expense                                             $ 8,383        $ 8,005
                                                                           --------       --------
        Net interest income                                                $ 8,679        $ 8,248
Provision for loan losses                                                       50            200
                                                                           --------       --------
        Net interest income after provision for loan losses                $ 8,629        $ 8,048
                                                                           --------       --------

OTHER INCOME:
    Trust                                                                  $   808        $   739
    Commissions and brokers' fees, net                                         334            264
    Service charges on deposit accounts                                        771            747
    Other service charges and fees                                             459            307
    Security gains, net                                                        194             92
    Trading security gains, net                                                  5              0
    Gain on sales of pooled loans                                              272            176
    Other operating income                                                     439            207
                                                                           --------       --------
        Total other income                                                 $ 3,282        $ 2,532
                                                                           --------       --------

OTHER EXPENSES:
    Salaries and wages                                                     $ 3,410        $ 3,074
    Employee benefits                                                          620            584
    Net occupancy expense of bank premises                                     696            564
    Furniture and equipment expenses                                           568            439
    Data processing                                                            513            465
    Stationery, supplies and printing                                          163            164
    Foreclosed property write-downs and expenses                                24              7
    Amortization expense                                                       352            331
    Other operating expenses                                                 1,240          1,183
                                                                           --------       --------
        Total other expenses                                               $ 7,586        $ 6,811
                                                                           --------       --------
        Income before income taxes                                         $ 4,325        $ 3,769
Income taxes                                                                 1,336          1,129
                                                                           --------       --------
        NET INCOME                                                         $ 2,989        $ 2,640
                                                                           ========       ========

Other comprehensive income, before tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period               (915)         2,186
        Less reclassification adjustment for gains included in net income     (194)           (92)
                                                                           --------       --------
Other comprehensive income, before tax                                        (721)         2,094
    Income tax expense related to items of other comprehensive income         (251)           733
                                                                           --------       --------
    Other comprehensive income, net of tax                                    (470)         1,361
                                                                           --------       --------
COMPREHENSIVE INCOME                                                       $ 2,519        $ 4,001
                                                                           ========       ========

BASIC EARNINGS PER SHARE                                                   $  0.22        $  0.19
DILUTED EARNINGS PER SHARE                                                 $  0.21        $  0.19

DIVIDENDS DECLARED PER SHARE:
        Class A Common Stock                                               $0.1000        $0.0900
                                                                           ========       ========
        Class B Common Stock                                                     -        $0.0818
                                                                           ========       ========

                                   FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)

                                                                                           1998          1997
                                                                                       ----------     ----------
                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $   8,701      $   7,695
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      2,863          2,574
        Provision for loan losses                                                            700            600
        (Decrease) in deferred income taxes                                                 (813)          (659)
        Amortization of investment security discounts                                       (110)          (245)
        Gain on sales of investment securities, net                                         (727)          (357)
        Proceeds from sales of pooled loans                                               59,746         26,774
        Loans originated for sale                                                        (67,016)       (30,413)
        Gain on sale of pooled loans                                                        (656)          (293)
        (Gain) on sales and dispositions of premises and equipment                           (10)             0
        Change in assets and liabilities:
           (Decrease) in other assets                                                       (237)          (856)
           Increase in accrued expenses                                                    1,024            739
           Increase (decrease) in interest payable                                          (149)            46
           Increase in income taxes payable                                                  522            436
                                                                                       ----------     ----------
                Net cash provided by operating activities                              $   3,838      $   6,041
                                                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                    $  31,453      $  10,559
    Proceeds from maturities of securities classified available for sale                  75,565         67,739
    Proceeds from maturities of securities classified held to maturity                         -          5,887
    Purchase of securities classified available for sale                                (114,759)       (65,662)
    Purchase of securities classified held to maturity                                         -         (1,050)
    (Increase) in federal funds sold                                                      (9,150)             0
    Increase in loans                                                                    (23,439)       (31,379)
    Purchases of premises and equipment                                                   (3,581)        (2,575)
    Proceeds from sales of premises and equipment                                             25              1
    Cash acquired in acquisition of Busey Carter Travel, Inc.                                204              -
                                                                                       ----------     ----------
                Net cash (used in) investing activities                                 ($43,682)      ($16,480)
                                                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                                  ($19,995)     $  33,751
    Net increase in demand, money market and saving deposits                              32,558            734
    Cash dividends paid                                                                   (4,004)        (3,543)
    Purchase of treasury stock                                                            (1,483)          (404)
    Proceeds from sale of treasury stock                                                     526          1,257
    Proceeds from short-term borrowings                                                   10,000              -
    Principal payments on short-term borrowings                                           (1,000)        (2,500)
    Proceeds from long-term borrowings                                                    20,000          5,000
    Principal payments on long-term borrowings                                            (5,000)             -
    Net decrease in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings                           -         (6,405)
                                                                                       ----------     ----------
                Net cash provided by (used in) financing activities                    $  31,602      $  27,890
                                                                                       ----------     ----------
                Net increase (decrease) in cash and cash equivalents                     ($8,242)     $  17,451
Cash and due from banks, beginning                                                        43,299      $  33,738
                                                                                       ----------     ----------
Cash and due from banks, ending                                                        $  35,057      $  51,189
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


NOTE 2:  LOANS

The major classifications of loans at September 30, 1998 and December 31, 1997 were as follows:

                                                     September 30, 1998     December 31, 1997
                                                     ----------------------------------------
                                                            (Dollars in thousands)
Commercial                                                $ 74,775               $ 63,861
Real estate construction                                    40,402                 31,306
Real estate - farmland                                      13,627                 11,782
Real estate - 1-4 family residential mortgage              240,366                225,622
Real estate - multifamily mortgage                          54,314                 74,385
Real estate - non-farm nonresidential mortgage             155,830                139,653
Installment                                                 36,613                 38,925
Agricultural                                                18,116                 17,403
                                                     ----------------------------------------
                                                          $634,043               $602,937

Less:
    Allowance for loan losses                             $  7,306               $  6,860
                                                     ----------------------------------------
    Net loans                                             $626,737               $596,077
                                                     ========================================


The real estate-mortgage category includes loans held for sale with carrying values of $12,889,000 at
September 30, 1998 and $4,963,000 at December 31, 1997; these loans had fair market values of $13,103,000 and $5,016,000 respectively.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                              Three Months Ended         Nine Months Ended
                                                                 September 30,             September 30,
                                                               1998         1997         1998         1997
                                                           -----------  -----------  -----------  -----------
Net income                                                 $ 2,989,000  $ 2,640,000  $ 8,701,000  $ 7,695,000
Shares:
    Weighted average common shares outstanding              13,765,820   13,822,138   13,771,120   13,824,380

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method        320,817      239,424      278,929      213,502
                                                           -----------  -----------  -----------  -----------
    Weighted average common shares outstanding,
        as adjusted                                         14,086,637   14,061,562   14,050,049   14,037,882
                                                           ===========  ===========  ===========  ===========

Basic earnings per share                                   $      0.22  $      0.19  $      0.63  $      0.56
                                                           -----------  -----------  -----------  -----------
Diluted earnings per share                                 $      0.21  $      0.19  $      0.62  $      0.55
                                                           -----------  -----------  -----------  -----------


NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

                                                                              1998            1997
                                                                           ---------       ---------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
            Interest                                                       $ 24,783        $ 22,945
                                                                           =========       =========
           Income taxes                                                    $  3,368        $  3,081
                                                                           =========       =========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES
      Other real estate acquired in settlement of loans                    $    237        $    135
                                                                           =========       =========

      Change in unrealized gain (loss) on securities available for sale    $    333        $  3,733
                                                                           =========       =========

      (Decrease) in deferred income taxes attributable to the
      unrealized (gain)  on investment securities available for sale
                                                                              ($118)        ($1,307)
                                                                           =========       =========

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 1998 (unaudited) when compared with December 31, 1997 and the results of operations for the nine months ended September 30, 1998 and 1997 (unaudited) and the results of operations for the three months ended September 30, 1998 and 1997 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AS COMPARED TO DECEMBER 31, 1997

Total assets increased $43,010,000, or 4.7%, to $958,550,000 at September 30, 1998 from $915,540,000 at December 31, 1997.

Securities available for sale increased $8,909,000, or 4.1%, to $224,423,000 at September 30, 1998 from $215,514,000 at December 31, 1997.

Loans increased $31,106,000 or 5.2%, to $634,043,000 at September 30, 1998 from
$602,937,000 at December 31, 1997, primarily due to increases in commercial and mortgage loans.

Total deposits increased $12,563,000, or 1.5%, to $824,016,000 at September 30, 1998 from $811,453,000 at December 31, 1997. Non-interest bearing deposits decreased 6.8% to $85,829,000 at September 30, 1998 from $92,090,000 at December 31, 1997. Interest-bearing deposits increased 2.6% to $738,187,000 at September 30, 1998 from $719,363,000 at December 31, 1997. Short-term borrowings increased $9,000,000 to $15,550,000 at September 30, 1998, as compared to $6,550,000 at December 31, 1997. Proceeds from the increase in short-term borrowings were used to capitalize Busey Business Bank, the holding company's bank subsidiary located in Indianapolis, Indiana.

In the first nine months of 1998, the Corporation repurchased 93,182 shares of its Class A stock at an aggregate cost of $1,483,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of September 30, 1998, 72,680 of the 266,882 options which became exercisable on January 1, 1997 (and expire December 31, 1999) have not yet been exercised and 26,400 of the 63,900 options which became exercisable on January 1, 1998 (and expire December 31, 1999) have not yet been exercised. It is anticipated that the Corporation may from time to time continue to make purchases of its common stock in order to meet future issuance requirements.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                   September 30, 1998     December 31,1997
                                                                                   ------------------     ----------------
                                                                                           (Dollars in thousands)
Non-accrual loans                                                                             $  464               $  628
Loans 90 days past due, still accruing                                                         2,953                1,033
Restructured loans                                                                                 -                    -
Other real estate owned                                                                          200                  516
Non-performing other assets                                                                        2                    5
                                                                                   ------------------     ----------------
    Total non-performing assets                                                               $3,619               $2,182
                                                                                   ==================     ================
Total non-performing assets as a percentage of total assets                                     0.38%                0.24%
                                                                                   ==================     ================
Total non-performing assets as a percentage of loans plus non-performing assets                 0.57%                0.36%
                                                                                   ==================     ================


The ratio of non-performing assets to loans plus non-performing assets increased to 0.57% at September 30, 1998 from 0.36% at December 31, 1997. This was due to an increase in the balance of loans 90 days past due and still accruing, offset partially by decreases in the balance of non-accrual loans and other real estate owned. Although the non-performing ratios have increased over the last nine months, the Corporation's ratios compare favorably with those of its peers.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO SEPTEMBER 30, 1997

SUMMARY
-------

Net income for the nine months ended September 30, 1998 increased 13.1% to $8,701,000 as compared to $7,695,000 for the comparable period in 1997. Diluted earnings per share increased 12.7% to $.62 at September 30, 1998 as compared to $.55 for the same period in 1997.

Operating earnings, which exclude security gains and the related tax expense, were $8,228,000, or $.59 per share for the nine months ended September 30, 1998, as compared to $7,463,000, or $.53 per share for the same period in 1997.

The Corporation's return on average assets was 1.26% for the nine months ended September 30, 1998, as compared to 1.18% for the comparable period in 1997. The return on average assets from operations of 1.19% for the nine months ended September 30, 1998 was 5 basis points higher than the 1.14% level achieved in the comparable period of 1997.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.16% for the nine months ended September 30, 1998, as compared to 4.21% for the same period in 1997. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.86% for the nine months ended September 30, 1998, compared to 3.87% for the same period
in 1997.   The decrease in the net interest margin reflects the decrease in the net interest spread the Corporation has experienced.

During the nine months ended September 30, 1998, the Corporation recognized security gains of approximately $473,000, after income taxes, representing 5.4% of net income. During the same period in 1997, security gains of $232,000, after income taxes, were recognized, representing 3.0% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the nine months ended September 30, 1998 increased 6.3% to $51,292,000 from $48,274,000 for the comparable period in 1997. The increase in interest income resulted from an increase in average earning assets of $53,038,000 for the period ended September 30, 1998, as compared to the same period of 1997, offset by a three point decrease in the average yield on interest-earning assets from 8.04% to 8.01% in the current period when compared to the same period in 1997.

INTEREST EXPENSE
----------------

Total interest expense increased 7.1% for the nine months ended September 30, 1998 as compared to the prior year period. This increase resulted primarily from the growth of $35,306,000 in average interest-bearing liabilities to $754,523,000 for the nine months ending September 30, 1998, compared to $719,217,000 for the same period in 1997.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $700,000 for the nine months ended September 30, 1998 is $100,000 more than the provision for the comparable period in 1997. The provision and the net charge-offs of $254,000 for the period resulted in the reserve representing 1.15% of total loans and 202% of non-performing loans at September 30, 1998, as compared to the reserve representing 1.14% of total loans and 413% of non-performing loans at December 31, 1997. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security gains, increased 28.4% for the nine months ended September 30, 1998 as compared to the same period in 1997. This was a combination of increases in trust, commissions and brokers' fees, other service charges and fees, and gains on sales of pooled loans for the nine months ended September 30, 1998 as compared to the same period in 1997. Gains of $656,000 were recognized on the sale of $59,090,000 of pooled loans for the nine months ended September 30, 1998 as compared to gains of $293,000 on the sale of $26,481,000 of pooled loans in the prior year period.

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

Total other expense increased 10.9% or $2,196,000 for the nine months ended September 30, 1998 as compared to the same period in 1997.

Salaries and wages expense increased $1,083,000 or 11.9%, and employee benefits expense increased $45,000 or 2.4% for the nine months ended September 30, 1998,
as compared to the same period last year.   The Corporation had 423 full time
equivalent employees as of September 30, 1998 as compared to 386 as of September 30, 1997. Occupancy and furniture and equipment expenses increased 19.7% to $3,500,000 for the nine months ended September 30, 1998 from $2,924,000 in the prior year period. Data processing expense increased $187,000 or 14.5% to $1,474,000 for the nine months ended September 30, 1998 from the prior year
period.   Foreclosed property write-downs and expenses increased $17,000 to
$24,000 for the nine months ended September 30, 1998 from the prior year period. Other operating expenses decreased $237,000 or 6.7% to $3,762,000 for the nine months ended September 30, 1998.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.91% for the nine months ended September 30, 1998 from 2.00% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non-interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non-interest income, excluding security gains). The consolidated efficiency ratio for the nine months ended
September 30, 1998 was 62.5% as compared to 62.3% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 63.6% and 62.9%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the nine months ended September 30, 1998 increased to $3,890,000 as compared to $3,260,000 for the comparable period in 1997. As a percent of income before taxes, the provision for income taxes increased to 30.9% for the nine months ended September 30, 1998 from 29.8% for the same period in 1997.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO SEPTEMBER 30, 1997

SUMMARY
-------

Net income for the three months ended September 30, 1998 increased 13.2% to $2,989,000 as compared to $2,640,000 for the comparable period in 1997. Diluted earnings per share increased 10.5% to $.21 at September 30, 1998 as compared to $.19 for the same period in 1997.

Operating earnings, which exclude security gains and the related tax expense, were $2,863,000, or $.20 per share for the three months ended September 30, 1998, as compared to $2,580,000, or $.18 per share for the same period in 1997.

The Corporation's return on average assets was 1.26% for the three months ended September 30, 1998, as compared to 1.18% achieved for the comparable period in 1997. The return on average assets from operations of 1.21% for the three months ended September 30, 1998 is 6 basis points higher than the 1.15% level achieved in the comparable period of 1997.

The net interest margin expressed as a percentage of average earning assets was 4.10% for the three months ended September 30, 1998, 6 basis points lower than the level achieved for the like period in 1997. The net interest margin expressed as a percentage of average total assets was 3.80% for the three months ended September 30, 1998, as compared to 3.84% for the same period in 1997.

During the three months ended September 30, 1998, the Corporation recognized security gains of approximately $126,000, after income taxes, representing 4.2% of net income. During the same period in 1997, security gains of approximately $60,000, after income taxes, were recognized, representing 2.3% of net income.

INTEREST INCOME
---------------

Interest income on a fully taxable equivalent basis increased $760,000, or 4.6% for the three months ended September 30, 1998 from the same period in 1997. The increase resulted from a higher level of interest income on greater average volumes of loans and U.S. government obligations outstanding for the three months ended September 30, 1998 as compared to the same period of 1997, partially offset by lower yields on all categories of interest-earning assets. The yield on interest earning assets decreased 11 basis points for the three months ended September 30, 1998 as compared to the same period in 1997.

INTEREST EXPENSE
----------------

Total interest expense increased 4.7% for the three months ended September 30, 1998 as compared to the prior year period. This increase resulted in large part from a $22,995,000 increase in short-term borrowings and long-term debt for the three months ended September 30, 1998, as compared to the same period in 1997.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 26.6% for the three months ended September 30, 1998 as compared to the same period in 1997. This was a combination of increased trust revenue, commissions and brokers' fees, service charges on deposit accounts, and other service charges and fees. Gains of $272,000 were recognized on the sale of $21,114,000 of pooled loans for the three months ended September 30, 1998 as compared to gains of $176,000 on the sale of $12,865,000 of pooled loans in the prior year period.

Total other expense increased 11.4% or $775,000 for the three months ended September 30, 1998 as compared to the same period in 1997.

Salaries and wages expense increased $336,000 or 10.9% and employee benefits expense increased $36,000 or 6.2% for the three months ended September 30, 1998,
as compared to the same period last year.   Occupancy and furniture and
equipment expenses increased 26.0% to $1,264,000 for the three months ended September 30, 1998 from $1,003,000 in the prior year period. Data processing expense increased $48,000 or 10.3% to $513,000 for the three months ended
September 30, 1998 from the prior year period.   Foreclosed property write-downs
and expenses increased $17,000 to $24,000 for the three months ended September 30, 1998 from the prior year period. Other operating expenses increased $57,000 to $1,240,000 for the three months ended September 30, 1998 from the prior year period.

The consolidated efficiency ratio for the three months ended September 30, 1998 was 62.9% as compared to 61.7% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 64.3% and 62.7%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended September 30, 1998 increased to $1,336,000 as compared to $1,129,000 for the comparable period in 1997. As a percent of income before taxes, the provision for income taxes increased to 30.9% for the three months ended September 30, 1998 from 30.0% for the same period in 1997.

LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation generally does not rely upon the purchases of federal funds for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $5,000,000 available as of September 30, 1998.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 10.9% at September 30, 1998
from 12.4% at December 31, 1997.   This is the ratio of total large liabilities
to total liabilities, and is low in comparison to the Corporation's peers. This decrease was due largely to a $16,953,000 decrease in time deposits over $100,000 offset partially by a $9,000,000 increase in short-term debt which resulted in a lower ratio of large liabilities to total liabilities.

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 1998, the Corporation earned $8,701,000 and paid dividends of $4,004,000 to stockholders, resulting in a retention of current earnings of $4,697.000. The Corporation's dividend payout for the nine months ended September 30, 1998 was 46.0%. The Corporation's risk-based capital ratio was 13.66% and the leverage ratio was 7.89% as of September 30, 1998, as compared to 13.01% and 7.61% respectively as of December 31, 1997. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of September 30, 1998.

YEAR 2000 COMPLIANCE
--------------------

The year 2000 poses a unique set of challenges to the Corporation. If not effectively addressed, this problem could result in the production of inaccurate data, or in the worst case, the inability of certain systems to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems.

In 1997, the Corporation started the process of identifying the hardware and software systems required to be addressed to assure year 2000 compliance. The corporation began by assessing the issues related to the year 2000 and the potential for those issues to adversely affect the Corporation's own operations and those of its subsidiaries.

Since that time, the Corporation has established a Year 2000 Compliance Committee composed of associates from key areas throughout the organization. It is the mission of this committee to identify areas subject to complications related to the year 2000. The committee has identified all mission-critical software and hardware that may be adversely affected by the year 2000 and either upgraded, replaced, or eliminated them to make the Corporation compliant.

The Corporation has a goal that all mission-critical software and hardware be renovated, tested, and implemented by April 1, 1999. A committee has been formed to develop a contingency plan that will cover all possible scenarios including the loss of power and telecommunications. The contingency plan will be completed by December 31, 1998 and will be tested throughout 1999.

The committee has taken steps to educate customers and associates for the year 2000. Commercial loan customers have been asked to complete questionnaires regarding their state of readiness for year 2000 compliance in an effort to minimize loan losses due to this type of risk.

Management expects total expenditures related to the Year 2000 to be approximately $4,000,000. Of this total, approximately $3,800,000 is related to the purchase of equipment and software licensing for conversion from a non-compliant outsourced data processing system to an in-house solution which is Year 2000 compliant.

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

The Corporation's lead bank, Busey Bank, has an asset-liability committee which meets monthly to review current market conditions and attempts to structure the bank's balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of September 30, 1998, is as follows:

                                                                                   Basis Point Changes
                                                                        -----------------------------------------
                                                                         -200        -100        +100       +200
                                                                        -----------------------------------------
Percentage change in net interest income due to an immediate
change in interest over a one-year period                               (3.79%)     (1.69%)      0.96%      1.23%

RATE SENSITIVE ASSETS AND LIABILITIES
-------------------------------------

Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive, earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static single-day depiction of the Corporation's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 1998.

                                                                   Rate Sensitive Within
                                           -----------------------------------------------------------------------
                                               1-30         31-90       91-180     181 Days -    Over
                                               Days         Days         Days       1 Year      1 Year     Total
                                           -----------------------------------------------------------------------
                                                                    (Dollars in thousands)
Federal Funds Sold                         $   27,950   $        0   $        0   $        0   $      0   $ 27,950
Investment securities
    U.S. Governments                                0       18,280       50,582       26,151     75,139    170,152
    Obligations of states and
        political subdivisions                    942        3,574          309           50     29,702     34,577
    Other securities                            4,807          100          251          910     13,626     19,694
Loans (net of unearned int.)                  170,327       32,165       54,970      100,966    275,615    634,043
                                           -----------------------------------------------------------------------
    Total rate-sensitive assets            $  204,026   $   54,119   $  106,112   $  128,077   $394,082   $886,416
                                           -----------------------------------------------------------------------

Interest bearing transaction
    deposits                               $  161,320   $        0   $        0   $        0   $      0   $161,320
Savings deposits                               81,427            0            0            0          0     81,427
Money market deposits                         142,374            0            0            0          0    142,374
Time deposits                                  45,796       52,783       73,698       87,526     93,263     25,000
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                       0            0            0            0          0          0
    Other                                           0            0       15,550            0          0     15,550
Long-term debt                                      0            0            0            0     25,000     25,000
                                           -----------------------------------------------------------------------
    Total rate-sensitive
        liabilities                        $  430,917   $   52,783   $   89,248   $   87,526   $118,263   $778,737
                                           -----------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities          ($226,891)  $    1,336   $   16,864   $   40,551   $275,819   $107,679
                                           -----------------------------------------------------------------------


    Cumulative gap                          ($226,891)   ($225,555)   ($208,691)   ($168,140)  $107,679   $      -
                                           =======================================================================
    Cumulative gap as a
       percentage of total
       rate-sensitive assets                   -25.60%      -25.45%      -23.54%      -18.97%     12.15%
                                           =======================================================================
Cumulative ratio (cumulative
  RSA/RSL)                                      0.47x        0.53x        0.64x        0.75x      1.14x      1.14x
                                           =======================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $226.891 million in the 1-30 day repricing category. The gap beyond 30 days becomes slightly less liability sensitive as rate-sensitive assets that reprice after 30 days are greater in volume than rate- sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at September 30, 1998, will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 30 days through one year, a rate change would have little effect on the Corporation because the volume of rate-sensitive assets repricing would be similar to the volume of rate-sensitive liabilities that would be repricing.

                             FIRST BUSEY CORPORATION AND SUBSIDIARIES
                             AVERAGE BALANCE SHEETS AND INTEREST RATES
                           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                 1998                         1997
                                                    ----------------------------------------------------------
                                                     Average   Income/   Yield/    Average   Income/   Yield/
                                                     Balance   Expense    Rate     Balance   Expense    Rate
                                                    ----------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                              $ 17,677   $   729     5.51%  $  5,962   $   243     5.43%
    Investment securities
        U.S. Government obligations                  169,331     7,320     5.78%   161,073     7,008     5.82%
        Obligations of states and political
            subdivisions(1)                           32,801     1,969     8.03%    36,911     2,316     8.39%
        Other securities                              19,493       739     5.07%    21,077       761     4.83%
    Loans (net of unearned interest)(1) (2)          616,573    40,535     8.79%   577,814    37,946     8.78%
                                                    ------------------            ------------------
    Total interest- earning assets                  $855,875   $51,292     8.01%  $802,837   $48,274     8.04%
                                                               =======                       =======

    Cash and due from banks                           31,772                        37,400
    Premises and equipment                            24,200                        22,404
    Reserve for possible loan losses                  (7,255)                       (6,421)
    Other assets                                      18,062                        18,023
                                                    ---------                     ---------

Total Assets                                        $922,654                      $874,243
                                                    =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits           $ 11,356   $   169     2.00%  $144,669   $ 2,128     1.97%
    Savings deposits                                  80,624     1,996     3.31%    80,677     1,976     3.27%
    Money market deposits                            273,139     6,150     3.01%   120,514     3,338     3.70%
    Time deposits                                    351,571    14,526     5.52%   355,573    14,707     5.53%
    Short-term borrowings:
    Federal funds purchased and
        Repurchase agreements                          1,112        44     5.25%     2,218       102     6.14%
    Other                                             15,000       857     7.64%     6,500       346     7.11%
    Long-term debt                                    21,721       892     5.49%     9,066       394     5.82%
                                                    ------------------            ------------------
    Total interest bearing liabilities              $754,523   $24,634     4.37%  $719,217   $22,991     4.27%
                                                               =======                       =======
                                                                           -----                         -----
    Net interest spread                                                    3.64%                         3.77%
                                                                           =====                         =====

    Demand deposits                                   79,451                        72,733
    Other liabilities                                  7,893                         5,734
    Stockholders' equity                              80,787                        76,559
                                                    ---------                     ---------

Total Liabilities and Stockholders' Equity          $922,654                      $874,243
                                                    =========                     =========

Interest income / earning assets(1)                 $855,875   $51,292     8.01%   802,837    48,274     8.04%
Interest expense / earning assets                   $855,875    24,634     3.85%   802,837    22,991     3.83%
                                                               -----------------             -----------------

Net interest margin(1)                                         $26,658     4.16%             $25,283     4.21%
                                                               =================             =================

    (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.
    (2)  Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                      Change due to (1)

                                                             Average         Average      Total
                                                             Volume        Yield/Rate     Change
                                                            -------------------------------------
                                                                   (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                      $    484       $    2       $    486
    Investment securities:
        U.S. Government obligations                              357          (45)           312
        Obligations of states and political
            subdivisions(2)                                     (250)         (97)          (347)
        Other securities                                         (66)          44            (22)
    Loans(2)                                                   2,549           40          2,589
                                                            -------------------------------------

Change in interest income(2)                                $  3,074         ($56)      $  3,018
                                                            -------------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits                    ($1,990)      $   31        ($1,959)
    Savings deposits                                              (1)          21             20
    Money market deposits                                      3,299         (487)         2,812
    Time deposits                                               (165)         (16)          (181)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                           (45)         (13)           (58)
        Other                                                    484           27            511
    Long-term debt                                               518          (20)           498
                                                            -------------------------------------

Change in interest expense                                  $  2,100        ($457)      $  1,643
                                                            -------------------------------------

Increase in net interest income(2)                          $    974       $  401       $  1,375
                                                            =====================================

 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.

                             FIRST BUSEY CORPORATION AND SUBSIDIARIES
                             AVERAGE BALANCE SHEETS AND INTEREST RATES
                            QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                 1998                         1997
                                                    ----------------------------------------------------------
                                                     Average   Income/   Yield/    Average   Income/   Yield/
                                                     Balance   Expense    Rate     Balance   Expense    Rate
                                                    ----------------------------------------------------------
                                                                  (Dollars in thousands)
    Federal funds sold                              $  9,536   $   133     5.53%  $  6,751   $    95     5.58%
    Investment securities
        U.S. Government obligations                  170,732     2,470     5.74%   156,386     2,274     5.77%
        Obligations of states and political
            subdivisions(1)                           33,444       666     7.90%    36,760       773     8.34%
        Other securities                              21,587       246     4.52%    21,991       254     4.59%
    Loans (net of unearned interest)(1) (2)          632,909    13,843     8.68%   597,156    13,202     8.77%
                                                    ------------------            ------------------
    Total interest earning assets                   $868,208   $17,358     7.93%  $819,044   $16,598     8.04%
                                                               =======                       =======

    Cash and due from banks                           32,248                        35,744
    Premises and equipment                            25,080                        22,739
    Reserve for possible loan losses                  (7,316)                       (6,585)
    Other assets                                      19,490                        17,967
                                                    ---------                     ---------

Total Assets                                         937,710                      $888,909
                                                    =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits           $ 11,422   $    59     2.04%  $142,741   $   755     2.10%
    Savings deposits                                  80,900       678     3.32%    77,851       649     3.31%
    Money market deposits                            283,673     2,213     3.10%   122,152     1,119     3.63%
    Time deposits                                    347,998     4,810     5.48%   371,135     5,207     5.57%
    Short-term borrowings:
    Federal funds purchased and                        2,760        36     5.18%       837        17     8.00%
        repurchase agreements
        Other                                         15,550       291     7.41%     6,000       111     7.36%
    Long-term debt                                    21,522       296     5.46%    10,000       147     5.85%
                                                    ------------------            ------------------
    Total interest bearing liabilities              $763,825   $ 8,383     4.35%  $730,716   $ 8,005     4.35%
                                                               =======                       =======

    Net interest spread                                                    3.58%                         3.69%
                                                                           =====                         =====

    Demand deposits                                   80,135                        73,239
    Other liabilities                                  8,439                         5,836
    Stockholders' equity                              85,311                        79,118
                                                    ---------                     ---------

Total Liabilities and Stockholders' Equity          $937,710                      $888,909
                                                    =========                     =========

Interest income / earning assets(1)                 $868,208   $17,358     7.93%  $819,044    16,598     8.04%
Interest expense / earning assets                    868,208     8,383     3.83%   819,044     8,005     3.88%
                                                               -----------------             -----------------

Net interest margin(1)                                         $ 8,975     4.10%               8,593     4.16%
                                                               =================             =================

(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                    Change due to (1)

                                                             Average      Average      Total
                                                             Volume     Yield/Rate     Change
                                                            ---------------------------------
                                                                 (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                      $   40          ($2)      $   38
    Investment securities:
        U.S. Government obligations                            207          (11)         196
        Obligations of states and political
            subdivisions(2)                                    (68)         (39)        (107)
        Other securities                                        (4)          (4)          (8)
    Loans(2)                                                   780         (139)         641
                                                            ---------------------------------

Change in interest income(2)                                $  955        ($195)      $  760
                                                            ---------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits                    ($676)        ($20)       ($696)
    Savings deposits                                            25            4           29
    Money market deposits                                    1,232         (138)       1,094
    Time deposits                                             (321)         (76)        (397)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                          23           (4)          19
        Other                                                  179            1          180
    Long-term debt                                             158           (9)         149
                                                            ---------------------------------

Change in interest expense                                  $  620        ($242)      $  378
                                                            ---------------------------------

Increase in net interest income (2)                         $  335       $   47       $  382
                                                            =================================

(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1998 and 1997.

                           PART II - OTHER INFORMATION



ITEM 6:     Exhibits and Reports on Form 8-K

     (a) There were no reports on Form 8-K filed during the three months ending September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                                  By:     //Douglas C. Mills//
                                     ----------------------------

                                  Douglas C. Mills
                                  Chairman of the Board
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)



Date:     November 13, 1998