Form 10-K
period 1998-12-31
FIRST BUSEY CORP /NV/
filed 1999-03-29
CIK 314489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X                  No __
   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 1999, the aggregate market value of the Class A Common Stock held by non-affiliates was $131,450,918. The market value of the Class A Common Stock is based on the closing price for such stock as reported on the Nasdaq National Market on that date. Affiliates include all directors, executive officers and beneficial holders owning 5% or more of the shares.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                                       Outstanding at March 1, 1999
            -----                                       ----------------------------
            Class A Common Stock, without par value               13,179,689

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement dated March 25, 1999 for First Busey Corporation's Annual Meeting of Stockholders to be held April 20, 1999, (the "1999 Proxy Statement") are incorporated by reference into Part III.

                             FIRST BUSEY CORPORATION
                             Form 10-K Annual Report

                                         Table of Contents

PART 1

Item 1    Business                                                                                3
Item 2    Properties                                                                             11
Item 3    Legal Proceedings                                                                      11
Item 4    Submission of Matters to a Vote of Security Holders                                    11

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                  11
Item 6    Selected Financial Data                                                                12
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                             13
Item 8    Financial Statements and Supplementary Data                                            30
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                             30

PART III

Item 10   Directors and Executive Officers of the Registrant                                     30
Item 11   Executive Compensation                                                                 30
Item 12   Security Ownership of Certain Beneficial Owners and Management                         30
Item 13   Certain Relationships and Related Transactions                                         30

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                        30

                                      PART I


ITEM 1. BUSINESS

INTRODUCTION
     First Busey Corporation ("First Busey"), a Nevada corporation, is a bank holding company located in Urbana, Illinois. As of December 31, 1998, First Busey had seven wholly owned, directly and indirectly, subsidiaries: one community bank, a trust company, a securities broker-dealer, an ATM company, an insurance company, a real estate company, and a travel agency. First Busey is engaged primarily in commercial, retail and correspondent banking and provides trust services, insurance services, and travel services. Based on assets of $951 million as of December 31, 1998, First Busey, with deposits of $827 million and stockholders' equity of $87 million, is one of the largest financial institutions headquartered in east central Illinois. First Busey's largest subsidiary, Busey Bank, with continuous operations since 1868, is one of the oldest banks chartered in Illinois.

     First Busey's strategic plan is to provide a full range of financial services including commercial, retail and correspondent banking services through its banking subsidiaries, with emphasis on commercial and retail services. The strategic plan also emphasizes the operation of its banking centers autonomously, allowing them to tailor their service and products to the particular market they serve while consolidating back-room operations. First Busey intends to continue its expansion and growth in the three counties it currently serves in Illinois, Champaign, McLean and Ford County, its banking center in Indianapolis, Indiana, and its Loan Production Office in Ft. Myers. First Busey engages in exploratory discussions regarding potential acquisitions from time to time; however, First Busey does not currently have any commitments to acquire or merge with any financial institution.

     First Busey Corporation's operations are conducted primarily through its lead bank, Busey Bank (twenty-two locations), the trust company and the securities broker-dealer subsidiary. First Busey provides its subsidiaries with both financial and managerial support. Each subsidiary operates under the direction of its own Board of Directors.

BUSEY BANK
     Busey Bank was established on January 13, 1868 and is a state-chartered bank. As of December 31, 1998, Busey Bank had total assets of $938 million, representing 99% of First Busey's assets, and had total revenues of $75 million, representing 93% of First Busey's revenues. Busey Bank provides a full range of banking services including commercial and retail banking products. The services available to its commercial and retail customers include a broad selection of depository and lending activities. In the commercial lending area, Busey Bank is designated a Small Business Administration Preferred Lender authorized to fund government guaranteed loans on an expedited basis and is also an approved lender under the Federal National Mortgage Association Program, permitting expedited origination of single- and multi-family mortgage loans. Busey Bank's other commercial lending activities consist primarily of secured loans to borrowers in many different industries. Busey Bank's retail services include consumer lending, numerous types of deposit accounts and certain specialized programs such as the Fortune Five-O Program for the mature market.

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

     All commercial loans must be supported by a completed and signed financial statement, which should include a minimum of a balance sheet and income statement. Loan Officers are encouraged to require borrowers to provide annual statements prepared by a CPA firm. Where possible, an audit should be obtained, however, a review or compilation is acceptable. The Credit Analysis Department tracks delinquent financial statements and provides weekly reports to the Commercial Loan Department. In addition, the Senior Loan Committee receives a monthly report detailing delinquent financial statements for customers with large loan balances.

     A borrower's financial position including cash flow is monitored at least annually through an annual review process.

OTHER SUBSIDIARIES
     First Busey Trust & Investment Co. began operation on January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust Co., which began trust operations in 1967 and 1947, respectively. Through First Busey Trust & Investment Co., First Busey plans to expand its trust activities by increasing assets under control, currently approximating $760 million, and by developing new financial services. During 1998, revenues from trust activities were $3.5 million. First Busey Resources, Inc., owns and manages Busey Plaza, a 90,000 square foot building which is the location of the headquarters of First Busey Trust & Investment Co.

     First Busey Corporation formed Busey Business Bank on January 12, 1998. This is a de novo bank established in Indianapolis, Indiana. Upon the establishment of this chartered bank, Busey Bank closed its Loan Production Office in Indianapolis. In October of 1998, Busey Business Bank was merged into Busey Bank and continued to operate as a full-service banking center.

     Busey Bank established a full service securities broker-dealer subsidiary, First Busey Securities, Inc., on April 1, 1991. Through the offering of full service brokerage, along with various insurance and annuity products, new sources of fee income are available to Busey Bank.

     In October of 1997, Busey Bank established an insurance subsidiary, Busey Insurance Services, Inc., to further enhance the services available to its customers. This subsidiary serves primarily the McLean County market. During 1997, Busey Bank established a subsidiary, BAT, Inc, which owns and operates automated teller machines. In January of 1998, Busey Bank acquired Busey Carter Travel, a travel agency serving primarily Champaign County. This acquisition was also completed to enhance the services available to the customers of Busey Bank. In January 1999, this subsidiary changed its name to Busey Travel, Inc.

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

     First Busey's subsidiary bank competes for loans with other banks headquartered in Illinois and Indiana, with loan production offices of large money center banks headquartered in other states, as well as with savings and loan associations, credit unions, finance companies, mortgage bankers, leasing companies and other institutions. Competitive factors with respect to loans include interest rates charged, customer service and responsiveness in tailoring financial products to the needs of customers. First Busey's subsidiary bank competes for loans primarily by designing their products for and directing their marketing efforts to businesses in the markets they serve which are locally owned, well-capitalized and well-managed.

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

EMPLOYEES
     First Busey and its subsidiaries employed 433 employees (full-time equivalent) on December 31, 1998. Management considers its relationship with its employees to be good.

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

Allowance for Loan Loss
     First Busey Corporation's loan loss allowance is categorized into six groups of loans: real estate mortgages, personal loans, commercial loans, sensitive assets, dealer paper, and credit card loans. Balances for each group of loans are multiplied by individual risk factors to determine the minimum reserve allocation for each category. The risk factors are based on historical losses, credit quality of the portfolio, and current economic conditions and are updated quarterly. The total of the calculated minimum reserve allocations is compared to the reserve balance at the end of each quarter. The reserve balance is then adjusted to meet the calculated minimum reserve. If the reserve balance is greater than the calculated minimum reserve, no addition to the loan loss provision is made during the period.

     The Corporation evaluates sensitive assets individually; sensitive assets are defined as nonaccrual loans, loans past due 90 days and still accruing, loans on the Bank's watch loan report, and other loans identified as having more than reasonable potential for loss. The remaining loan categories listed above are evaluated as groups.

     In determining the risk factors used to calculate the minimum reserve allocation for each loan category, the Corporation considers guidelines issued by federal and state regulatory agencies, historical loss experience for each category, and current delinquency reports for each loan class.

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

     As of December 31, 1998, First Busey's Tier 1 and total risk-based capital ratios were 12.07% and 13.23%, respectively, and its Tier 1 leverage ratio was 7.87%.

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

     All dividends paid by First Busey's banking subsidiaries are restricted by capital adequacy requirements imposed by federal regulators regarding the maintenance of the risk-weighted asset ratios and the leverage ratio (as defined by regulatory agencies). At December 31, 1998, Busey Bank had $28,365,000 available for the payment of dividends to First Busey. Sound banking practices require the maintenance of adequate levels of capital. State and federal regulatory authorities have adopted standards for the maintenance of capital by banks and adherence to such standards further limits the ability of banks to pay dividends.

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

ITEM 2. PROPERTIES

     As of March 1, 1999,  First Busey and its subsidiaries conduct business in twenty-three locations. Busey Bank has its headquarters at the Busey Bank Building, a 40,000 square foot building owned by Busey Bank. In addition to the Busey Bank Building, First Busey and/or its subsidiaries own the land and building for twelve locations, own the building and lease the land for
two locations and lease eight locations.   Two supermarket locations, the
Bloomington facility, the Busey Plaza Building, the Indianapolis location and the Fort Myers location are the only facilities not fully occupied by First Busey or its subsidiaries. The Busey Plaza Building, a five-story 90,000 square foot office building, is the location of the headquarters of First Busey Trust & Investment Co., with the remainder leased to unaffiliated tenants.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the business, to which First Busey or its subsidiaries are a part of or which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

           Name                     Office (year first elected as an officer)                   Age
           ----                     -----------------------------------------                   ---
           Douglas C. Mills         Chairman of the Board, President and Chief Executive         58
                                    Officer of First Busey (1971)

           Edwin A. Scharlau II     Chairman of the Board of First Busey Trust & Investment      54
                                    Co. and First Busey Securities, Inc. (1967)

           P. David Kuhl            President and Chief Executive                                49
                                    Officer of Busey Bank (1979)

     Each executive officer also serves on First Busey's Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective October 1, 1998, First Busey Class A common stock began trading on the Nasdaq national market under the symbol BUSE. Prior to that the stock was traded and quoted in the National Quotation Bureau's "Pink Sheets" (1988-1997) and on the OTC Bulletin Board (1997-1998). Although a limited trading market for shares of First Busey Class A Common Stock has developed recently, there can be no assurance that it will continue.

     The following table presents for the periods indicated the high and low closing price for First Busey Class A Common Stock as provided by the Corporation's market maker Stephens, Inc. and reported on the OTC Bulletin Board or the Nasdaq National Market, as the case may be.

                                        1998                 1997
                                  ----------------     ----------------
Market Prices of Common Stock      High      Low        High      Low
-----------------------------     -------  -------     -------  -------
First Quarter                     $15.750  $13.750     $11.875  $11.125
Second Quarter                    $16.750  $15.750     $12.125  $11.875
Third Quarter                     $20.500  $16.688     $12.875  $12.125
Fourth Quarter                    $19.250  $18.000     $13.875  $12.875

During 1998 and 1997, First Busey, declared cash dividends per share as follows:

                               CLASS A               CLASS B
              1998          COMMON STOCK          COMMON STOCK
              ----          ------------          ------------
              January          $.0900                $.0000
              April            $.1000                $.0000
              July             $.1000                $.0000
              October          $.1000                $.0000

              1997
              -------
              January          $.0850                $.0773
              April            $.0850                $.0773
              July             $.0900                $.0818
              October          $.0900                $.0818

     All issued and outstanding shares of Class B Common Stock were converted to Class A Common Stock on December 31, 1997.

     A two-for-one stock split on Class A Common Stock occurred on August 3, 1998. A three-for-two stock split on both Class A and Class B Common Stock occurred on May 7, 1996.

     For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Dividends on page 10.

     As of March 1, 1999 there were approximately 1,020 holders of First Busey Class A Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
     The following selected financial data for each of the five years in the period ended December 31, 1998, have been derived from First Busey's annual consolidated financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, whose report on the financial position as of December 31, 1998 and December 31, 1997, and the results of operations for each of the three years in the period ended December 31, 1998, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

                                       1998      1997      1996      1995      1994
                                       ----      ----      ----      ----      ----
                                        (dollars in thousands, except per share data)
BALANCE SHEET ITEMS
-------------------
    Securities                       $217,991  $215,514  $226,350  $284,517  $210,525
    Loans, net of unearned interest   662,281   602,937   569,500   481,772   451,051
    Allowance for loan losses           7,101     6,860     6,131     5,473     5,235
    Total assets                      951,531   915,540   864,918   844,666   728,459
    Total deposits                    826,704   811,453   766,927   744,897   635,694
    Long-term debt                     25,000    10,000     5,000     5,000     5,000
    Stockholders' equity               87,103    81,279    73,417    67,778    59,016

RESULTS OF OPERATIONS
---------------------
    Interest income                  $ 67,048  $ 63,831  $ 61,197  $ 54,494  $ 47,126
    Interest expense                   32,975    31,119    30,033    26,515    20,212
                                     --------  --------  --------  --------  --------
    Net interest income                34,073    32,712    31,164    27,979    26,914
    Provision for loan losses             700     1,075     1,100       395       240
    Net income                         11,398  $ 10,371  $  9,306  $  8,775  $  8,238

                                      1998     1997     1996     1995     1994
                                      ----     ----     ----     ----     ----
                                     (dollars in thousands, except per share data)
PER SHARE DATA(1)
---------------
    Diluted earnings                 $  .81   $  .74   $  .67   $  .63   $  .59
    Cash dividends (Class A)            .39      .35      .33      .29      .27
    Book value                         6.36     5.92     5.36     4.97     4.32
    Closing price                     18.25    13.75    11.13     9.00     8.08

OTHER INFORMATION
-----------------
    Return on average assets           1.22%    1.18%    1.08%    1.15%    1.14%
    Return on average equity          13.51%   13.42%   13.40%   13.86%   14.16%
    Net interest margin(2)             4.10%    4.20%    4.13%    4.20%    4.30%
    Stockholders' equity to assets     9.15%    8.88%    8.49%    8.02%    8.10%

(1) Per share amounts have been restated to give retroactive effect to the two-for-one stock split which occurred August 3, 1998, and the three-for-two stock split which occurred May 7, 1996.
(2) Calculated as a percent of average earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and Subsidiaries (the "Corporation") for the years ended December 31, 1998, 1997 and 1996. It should be read in conjunction with "Business," "Selected Financial Data," the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report. All per share amounts have been restated to give retroactive effect to the two-for-one stock split which occurred August 3, 1998, and the three-for-two stock split which occurred May 7, 1996.

GENERAL

     The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; formed a trust company subsidiary; formed an insurance agency subsidiary; formed a non-bank ATM subsidiary and acquired a travel agency. All of the banks acquired during those years were accounted for using the purchase method of accounting, except for Bank of Urbana which was accounted for using the pooling of interests method. All subsidiary banks owned by the Corporation as of November 1991 were merged with Busey Bank. Under the purchase method of accounting, the earnings of the acquired subsidiaries are included in the Corporation's earnings only for the periods subsequent to acquisition. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 1995, less purchase accounting adjustments (net income for Busey Bank in following table excludes income from Bank subsidiaries and includes deduction of $854,000 for amortization expense recorded on parent company statements).

Subsidiary                            Acquired         1998                  1997              1996
----------------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Busey Bank(1)                         3/20/80     $10,630    86.5%     $ 9,645    88.3%     $8,980   91.8%
First Busey Trust & Investment Co.(2)      --       1,175     9.6%         987     9.0%        651    6.7%
First Busey Securities, Inc(3)             --         301     2.4%         234     2.1%        148    1.5%
First Busey Resources, Inc.(4)             --         205     1.7%         102     0.9%         --     --
Busey Insurance Services, Inc.(5)          --         (14)   -0.1%         (26)   -0.2%         --     --
BAT, Inc.(6)                               --          (3)   -0.0%         (12)   -0.1%         --     --
Busey Travel, Inc.(7)                  1/1/98         (10)   -0.1%          --      --          --     --
                                      -------     --------  ------     --------  ------     ------  ------
Total                                             $12,284   100.0%     $10,930   100.0%     $9,779  100.0%
                                                  ========  ======     ========  ======     ======  ======

(1) City Bank of Champaign and Champaign County Bank & Trust were merged into Busey Bank as of
January 1, 1987.  First National Bank of Thomasboro was merged into Busey Bank as of January 1,
1988.  State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989.  The Bank of
Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991.  Busey Bank of McLean County was
merged into Busey Bank as of January 1, 1996.  Busey Business Bank was formed on January 12,
1998, and merged into Busey Bank as of October 30, 1998.
(2) Formed as a subsidiary of the Corporation as of January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust.
(3) Formed as a subsidiary of Busey Bank as of April 1, 1991.
(4) Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997.  Real estate and
certain other assets previously   carried on the parent company's balance sheet were transferred to subsidiary as of that date.
(5) Formed as a subsidiary of Busey Bank as of October 1, 1997.
(6) Reactivated as a subsidiary of Busey Bank as of July 1, 1997.
(7) Acquired as a subsidiary of Busey Bank as of January 1, 1998.

     Busey Bank and First Busey Trust & Investment Co. are the two subsidiaries which contributed more than 10% of the Corporation's consolidated net income. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment provides trust and asset management services to individual and corporate customers throughout central Illinois.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 1998

Summary
     The Corporation reported net income of $11,398,000 in 1998, up 9.9% from $10,371,000 in 1997, which had increased 11.4% from $9,306,000 in 1996. Diluted earnings per share in 1998 increased 9.5% to $.81 from $.74 in 1997, which was a 10.4% increase from $.67 in 1996. The main factors contributing to the increase in net income in 1998 were increases in net interest income, trust fees, other service charges and fees, security gains, and gains on the sales of loans. Contributing to the 1997 increase in net income were increases in net interest income, trust fees, commissions and brokers fees, and other service charges and fees. Operating earnings, which exclude security gains and the gain on sales of loans and the related tax expense, were $9,948,000 or $.71 per share for 1998; $9,748,000, or $.70 per share for 1997; and $8,965,000, or $.65 per share for
1996.

     Security gains after the related tax expense were $808,000 or 7.1% of net income in 1998; $338,000 or 3.3% of net income in 1997; and $166,000 or 1.8% of net income in 1996. First Busey Corporation owns a position in a qualified equity security with substantial appreciated value. During 1998 First Busey's Board authorized an orderly liquidation of this asset over a five-year period.

     The Corporation's return on average assets was 1.22%, 1.18% and 1.08% for 1998, 1997, and 1996, respectively, and return on average equity was 13.51%, 13.42%, and 13.40% for 1998, 1997, and 1996, respectively. On an operating earnings basis, return on average assets was 1.13%, 1.14%, and 1.06% for 1998, 1997, and 1996, respectively, and return on average equity was 12.55%, 12.98% and 13.16% for 1998, 1997, and 1996, respectively.

Net Interest Income
     Net interest income on a tax equivalent basis for 1998 increased 3.5% to $35,262,000 from $34,075,000 for 1997, which reflected a 4.6% increase from $32,574,000 in 1996. Net interest income increased in 1998 due to continued growth in average loan balances outstanding. Net interest income increased in 1997 as investment security maturities and sales were reinvested in higher yielding loans. Net interest income increased in 1996 because of a large increase in average loans outstanding.

     Average interest-earning assets increased to $860,350,000 in 1998 from
$811,010,000 and $788,158,000 in 1997 and 1996, respectively.   The growth in
interest-earning assets during 1998 was funded by growth in core deposits and debt. Internally generated growth accounted for the increase in average interest-earning assets in 1997.

     The net interest margin was 4.10% in 1998, 4.20% in 1997, and 4.13% in 1996. Interest rate trends had a significant impact on the Corporation's yields and costs during the period from 1996 through 1998. The decrease in the net interest margin for 1998 was due to the 11 basis point decline in the average rate earned on interest-earning assets coupled with the 5 basis point increase in the average rate paid on interest-bearing liabilities. The decline in the average rate earned on interest-earning assets was partially offset by the $49,340,000 increase in total interest-earning assets.

     In 1997, the average yield on interest earning assets increased 10 basis points while the average cost of interest-bearing liabilities also increased by 10 basis points. This resulted in the net interest margin increasing to 4.20% for 1997 from 4.13% in 1996. [See "Selected Statistical Information, Consolidated Average Balance Sheets and Interest Rates."]

Provision for Loan Losses
     The provision for loan losses, which is a current charge against income, represents an amount which management believes is sufficient to maintain an adequate allowance for future loan losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

     The provision for loan losses decreased to $700,000 in 1998 from $1,075,000 in 1997 and $1,100,000 in 1996. The decrease in the 1998 provision is due to a substantial improvement in sensitive assets which decreased significantly to $6,453,000 in 1998 from $13,100,000 in 1997. Sensitive assets include nonaccrual loans, loans 90 days past and still accruing, loans on First Busey Corporation's watch loan report, and other loans identified as having more than reasonable potential for loss. The watch loan list is comprised of loans which have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts. The provision for 1997 was large relative to net charge-offs to restore the ratio of the allowance for loan losses to non-performing loans. Net charge-offs increased to $459,000 in 1998 from $346,000 in 1997 which had decreased from $442,000 in 1996.

     Changes in the portfolio mix account for the majority of the changes in the calculation of the loan loss provision. Risk factors for all loan categories remained the same as those used in prior periods with the exception of the dealer paper portfolio. The risk factor on dealer paper was reduced due to improvement in the historical loss experience. Changes in the risk factors during 1998 and 1997 have ranged from .50% to 4.00%. The most notable change occurred in Dealer Paper. During 1998, the Dealer Paper risk factor changed from 4.00% to 1.00%. More conservative underwriting procedures for Dealer Loans has resulted in substantially less loss. No other risk factors for any other loan category were changed during 1998 and 1997.

Other Income
     Other income increased 30.4% in 1998 to $13,530,000 from $10,379,000 in
1997, which reflected an 18.4% increase from $8,769,000 in 1996. The increase in 1998 is due primarily to increases in trust fee income, other service charges and fees, security gains, gains on the sales of loans, and the addition of net commissions from travel services. As a percentage of total income, other income was 16.8%, 14.0%, and 12.5% in 1998, 1997, and 1996, respectively. Gains on the sale of securities, as a component of other income, totaled $1,243,000 (9.2%) in 1998, $520,000 (5.0%) in 1997, and $256,000 (2.9%) in 1996. Other income also includes gains on sales of loans, as a component of other income, of $988,000 (7.3%), $439,000 (4.2%), and $268,000 (3.1%) in 1998, 1997, and 1996,
respectively.

     Additional components of other income were fee income and trust fees. Service charges and other fee income increased 14.1% to $6,034,000 in 1998 from $5,290,000 in 1997 which was a 12.6% increase from $4,698,000 in 1996. The growth in fee income in 1998 is due to increases in fees for customer services. The growth in fee income in 1997 and 1996 was due to increases in service charges on deposit accounts. Trust fees increased 9.2% in 1998; revenues were $3,445,000 in 1998, $3,156,000 in 1997, and $2,651,000 in 1996. Increases in
trust department revenues in each year were primarily due to increases in assets under care to $783,226,000 at December 31, 1998, from $660,846,000 at December 31, 1997, which is an increase from $518,367,000 from December 31, 1996. Remaining other income increased to $1,820,000 in 1998 from $972,000 in 1997 which was a 2.4% decrease from $996,000 in 1996. The increase in 1998 is related to the addition of $862,000 in net commissions from travel services.

Other Expenses
     Other expenses increased 11.5% in 1998 to $30,400,000 from $27,266,000 in 1997, which reflected an increase from $25,786,000 in 1996. As a percentage of total income, other expenses were 37.7%, 36.7%, and 36.9% in 1998, 1997, and 1996, respectively. Employee related expenses, including salaries and wages and employee benefits, increased 10.1% in 1998 to $16,095,000, as compared to $14,615,000 in 1997, which was a 5.4% increase from $13,868,000 in 1996. As a percent of average assets, employee related expenses were 1.73%, 1.66%, and 1.61%, in 1998, 1997, and 1996, respectively. The Corporation had 433, 393, and 383 full-time equivalent employees at December 31, 1998, 1997, and 1996, respectively. Net occupancy expense of bank premises and furniture and equipment expenses increased 19.8% in 1998 to $4,867,000 as compared to
$4,063,000 in 1997 and $3,587,000 in 1996.   The increases were primarily due to
expenses associated with remodeling of existing facilities.

     Remaining other expenses increased 9.9% to $9,438,000 in 1998 from $8,588,000 in 1997, which was a 3.1% increase from $8,331,000 in 1996. The increase in 1998 was due primarily to increased costs associated with Busey Bank's card services and electronic banking product delivery, increased data processing costs, and the addition of costs associated with more recently acquired and formed subsidiaries. The increase in 1997 was due to increased data processing expense which was partially offset by reduced FDIC insurance expense.

Income Taxes
     Income tax expense in 1998 was $5,105,000 as compared to $4,379,000 in 1997 and $3,741,000 in 1996. The provision for income taxes as a percent of income before income taxes was 30.9%, 29.7%, and 28.7%, for 1998, 1997, and 1996, respectively.

STATEMENTS OF CONDITION-DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Total assets on December 31, 1998 were $951,531,000, an increase of 3.9% from $915,540,000 on December 31, 1997. Total loans, net of unearned interest, increased 9.8% to $662,281,000 on December 31, 1998, as compared to $602,937,000 on December 31, 1997. Deposits increased 1.9% to $826,704,000 on December 31, 1998 as compared to $811,453,000 on December 31, 1997. Interest-bearing deposits increased $10,786,000 or 1.5% during 1998. Non-interest bearing deposits increased $4,465,000 or 4.8% during 1998. Total stockholders' equity increased 7.2% to $87,103,000 on December 31, 1998, as compared to $81,279,000 on December 31, 1997.

Earning Assets
     The average interest-earning assets of the Corporation were 92.4%, 92.1%, and 91.7%, of average total assets for the years ended December 31, 1998, 1997, and 1996.

Investment Securities
     The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 1998, the fair value of these securities was $217,991,000 and the amortized cost was $207,531,000. There were $10,671,000 of gross unrealized gains and $211,000 of gross unrealized losses for a net unrealized gain of $10,460,000. The after-tax effect ($6,799,000) of this unrealized gain has been included in stockholders' equity. The increase in market value for the debt securities in this classification was a result of falling interest rates. The fair value increase in the equity securities was primarily due to a $1,287,000 increase in the value of 156,000 shares of Student Loan Marketing Association (SLMA) common stock owned by the Corporation.

The composition of securities available for sale is as follows:

                                                          Years ended December 31,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              ----------------------------------------------------
                                                           (dollars in thousands)
U.S. Treasuries and Agencies                  159,261   $161,762   $159,044   $213,862   $137,724
Equity securities                              12,550     11,994      9,065      7,589      5,156
States and political subdivisions              37,398     32,351      1,253        202          -
Other                                           8,782      9,407      1,881      1,363      1,138
                                              ----------------------------------------------------
Fair value of securities available for sale   217,991   $215,514   $171,243   $223,016   $144,018
                                              ====================================================
Amortized cost                                207,531   $206,589   $166,189   $218,257   $145,293
                                              ====================================================
Fair value as a percentage of amortized cost   105.04%    104.32%    103.04%    102.18%     99.12%
                                              ====================================================

     The maturities, fair values and weighted average yields of securities available for sale as of December 31, 1998 are:

                                     Due in 1 year or less  Due after 1 year     Due after 5 years       Due after
                                                            through 5 years      through 10 years         10 years
                                     ---------------------------------------------------------------------------------
                                       Fair    Weighted     Fair    Weighted     Fair    Weighted     Fair    Weighted
                                       Value   Average      Value   Average      Value   Average      Value   Average
Investment Securities(1)                        Yield                Yield                Yield                Yield
                                     ---------------------------------------------------------------------------------
                                                                    (dollars in thousands)
U.S. Treasuries and Agencies         $106,718   5.79%      $52,501   5.71%      $    42  10.47%            -      -
States and political subdivisions(2)    2,888   8.70%       15,353   8.47%       15,313   7.23%        3,844   6.39%
Other                                   2,787   6.44%        2,329   6.68%        2,070   6.29%            -      -
                                     ---------------------------------------------------------------------------------
Total                                $112,393   5.88%      $70,183   6.35%      $17,425   7.13%       $3,844   6.39%
                                     =================================================================================

(1)  Excludes equity securities and mortgage backed securities.
(2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 1998)

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

The composition of securities held to maturity was as follows:

                                                           Years ended December 31,
                                               ------------------------------------------------
                                                 1998      1997      1996      1995      1994
                                               ------------------------------------------------
                                                           (dollars in thousands)
U.S. Treasuries and Agencies                          -         -  $ 8,635   $13,198   $17,031
States and political subdivisions                     -         -   36,607    37,043    32,957
Other                                                 -         -    9,865    11,260    16,519
                                               ------------------------------------------------
Amortized cost of securities held to maturity         -         -  $55,107   $61,501   $66,507
                                               ================================================
Fair value of securities held to maturity             -         -  $55,800   $62,625   $65,386
                                               ================================================
Fair value as a percentage of book value              -         -   101.26%   101.83%    98.31%
                                               ================================================

     The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities decreased to 73.1% at December 31, 1998 from 75.1% at December 31, 1997 while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities decreased to 17.2% at December 31, 1998, from 15.0% at December 31, 1997.

Loan Portfolio
     Loans, before allowance for loan losses, increased 9.8% to $662,281,000 in 1998 from $602,937,000 in 1997. Non-farm non-residential real estate mortgage loans increased $29,295,000, or 21.0%, to $168,948,000 in 1998 from
$139,653,000 in 1997. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1 to 4 family residential real estate mortgage loans (not held for sale) increased $14,674,000, or 6.7%, to $235,333,000 in 1998 from $220,659,000 in 1997. It is intended that residential mortgage loan origination will generate income and develop retail and other banking relationships. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $134,360,000 as of December 31, 1998.

The composition of loans is as follows:

                                              Years ended December 31,
                                  ---------------------------------------------------
                                     1998      1997      1996       1995       1994
                                  ---------------------------------------------------
                                               (dollars in thousands)
Commercial and financial          $ 80,958  $ 63,861  $ 62,065   $ 55,687   $ 57,878
Agricultural                        19,072    17,403    16,537     12,594     12,750
Real estate-farmland                14,184    11,782    11,468     11,162     11,769
Real estate-construction            44,713    31,306    26,184     25,566     21,759
Real estate-mortgage               467,435   439,660   413,541    334,417    303,046
Installment loans to individuals    35,919    38,925    39,707     42,353     43,854
                                  ---------------------------------------------------
                                  $662,281  $602,937  $569,502   $481,779   $451,056
Unearned interest                        -         -        (2)        (7)        (5)
                                  ---------------------------------------------------
Loans                             $662,281  $602,937  $569,500   $481,772   $451,051
                                  ===================================================

     The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 1998.

                                             1 Year or Less     1 to 5 Years     Over 5 Years        Total
                                             ---------------------------------------------------------------
                                                                    (dollars in thousands)
Commercial, financial and agricultural              $61,062          $26,295          $12,673       $100,030
Real estate-construction                             22,702           15,028            6,983         44,713
                                             ---------------------------------------------------------------
Total                                               $83,764          $41,323          $19,656       $144,743
                                             ---------------------------------------------------------------
Interest rate sensitivity of selected loans
Fixed rate                                          $22,250          $18,310          $ 4,152       $ 44,712
Adjustable rate                                      61,514           23,013           15,504        100,031
                                             ---------------------------------------------------------------
Total                                               $83,764          $41,323          $19,656       $144,743
                                             ---------------------------------------------------------------

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

The following table shows activity affecting the allowance for loan losses:

                                                           Years ended December 31
                                             -----------------------------------------------------
                                               1998       1997       1996       1995       1994
                                             -----------------------------------------------------
                                                           (dollars in thousands)
Average loans outstanding during period      $621,475   $584,327   $525,311   $453,915   $421,337
                                             =====================================================
Allowance for loan losses:
   Balance at beginning of period            $  6,860   $  6,131   $  5,473   $  5,235   $  5,205
                                             -----------------------------------------------------

Loans charged-off:
   Commercial, financial and agricultural    $     62   $    192   $    227   $    339   $     99
   Real estate-construction                         -          -         19          -          -
   Real estate-mortgage                           282         50         32         55        153
   Installment loans to individuals               260        317        404        286        253
                                             -----------------------------------------------------
Total charge-offs                            $    604   $    559   $    682   $    680   $    505
                                             -----------------------------------------------------
Recoveries:
   Commercial, financial and agricultural    $     12   $     13   $     43   $    414   $     62
   Real estate-construction                         -          -         50          -          -
   Real estate-mortgage                            49        110          -          3        128
   Installment loans to individuals                84         90        147        106        105
                                             -----------------------------------------------------
Total recoveries                             $    145   $    213   $    240   $    523   $    295
                                             -----------------------------------------------------
Net loans charged-off                        $    459   $    346   $    442   $    157   $    210
                                             -----------------------------------------------------
Provision for loan losses                    $    700   $  1,075   $  1,100   $    395   $    240
                                             -----------------------------------------------------
Balance at end of period                     $  7,101   $  6,860   $  6,131   $  5,473   $  5,235
                                             =====================================================
Ratios:
   Net charge-offs to average loans              0.07%      0.06%      0.08%      0.03%      0.05%
                                             =====================================================
   Allowance for loan losses to total loans
   at period end                                 1.07%      1.14%      1.08%      1.14%      1.16%
                                             =====================================================

     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                                    -----------------------------------------------------------------------------
                                         1998            1997            1996            1995            1994
                                    -----------------------------------------------------------------------------
                                            % of            % of            % of            % of            % of
                                            Total           Total           Total           Total           Total
                                    Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans   Amount  Loans
                                    -----------------------------------------------------------------------------
                                              (dollars in thousands)
Commercial, financial, agri-
cultural  and real estate-farmland  $1,757  17.2%   $1,059  15.4%   $  766  15.8%   $  785  16.5%   $1,122  18.3%
Real estate-construction                 -   6.8%        -   5.2%        -   4.6%        -   5.3%        -   4.8%
Real estate-mortgage                 4,380  70.6%    4,456  72.9%    3,505  72.6%    3,476  69.4%    3,013  67.2%
Installment loans to individuals       964   5.4%    1,045   6.5%    1,189   7.0%    1,097   8.8%      943   9.7%
Unallocated                              -   N/A       300   N/A       671   N/A       115   N/A       157   N/A
                                    -----------------------------------------------------------------------------
Total                               $7,101   100%   $6,860   100%   $6,131   100%   $5,473   100%   $5,235   100%
                                    =============================================================================

Non-performing loans
     It is management's policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                             Years ended December 31,
                                                   -------------------------------------------
                                                    1998     1997     1996     1995     1994
                                                   -------------------------------------------
                                                             (dollars in thousands)
Non-accrual loans                                  $  526   $  628   $    -   $  532   $  636
Loans 90 days past due and still accruing           1,052    1,033    1,002      897    1,336
Restructured loans                                      -        -        -        -        -
                                                   -------------------------------------------
Total non-performing loans                         $1,578   $1,661   $1,002   $1,429   $1,972
                                                   -------------------------------------------
Repossessed assets                                 $  320   $  516   $  805   $1,380   $1,645
Other assets acquired in satisfaction of debts
      previously contracted                            14        5        1        1        1
                                                   -------------------------------------------
Total non-performing other assets                  $  334   $  521   $  806   $1,381   $1,646
                                                   -------------------------------------------
Total non-performing loans and non-
      performing other assets                      $1,912   $2,182   $1,808   $2,810   $3,618
                                                   ===========================================
Non-performing loans to loans, before
      Allowance for loan losses                      0.24%    0.28%    0.18%    0.30%    0.44%
                                                   ===========================================
Non-performing loans and non-performing
      other assets to loans, before allowance for
      loan losses                                    0.29%    0.36%    0.32%    0.58%    0.80%
                                                   ===========================================

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. For the year ended December 31, 1998, $4,000 of interest was recognized from impaired loans, and $8,000 was recognized for the year ended December 31, 1997.

     The gross interest income that would have been recorded in the years ended December 31, 1998 and 1997 if the non-accrual and restructured loans had been current in accordance with their original terms was $31,000 and $47,000, respectively. The amount of interest collected on those loans that was included in interest income was $9,000 for the year ended December 31, 1998, and $8,000 for the year ended December 31, 1997.

Potential Problem Loans
     Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $442,000 at December 31, 1998. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits
     As indicated in the following table, average interest bearing deposits as a percentage of average total deposits have decreased to 89.9% for the year ended December 31, 1998 from 90.6% for the year ended December 31, 1997.

                                                                December 31,
                         ----------------------------------------------------------------------------------------
                                     1998                          1997                          1996
                         ----------------------------------------------------------------------------------------
                                                        (dollars in thousands)
                         Average   % Total   Average   Average   % Total   Average   Average   % Total   Average
                         Balance             Rate      Balance             Rate      Balance             Rate
                         ----------------------------------------------------------------------------------------
Non-interest bearing
demand deposits          $ 80,986     10.1%        -%  $ 73,345      9.4%        -%  $ 69,562      9.1%        -%
Interest bearing demand
deposits                   19,271      2.4%     1.96%   110,940     14.2%     1.97%   130,365     17.1%     1.62%
Savings/Money Market      351,695     43.9%     3.14%   234,865     30.1%     3.32%   216,498     28.4%     3.57%
Time deposits             349,956     43.6%     5.49%   360,968     46.3%     5.54%   345,726     45.4%     5.46%
                         ----------------------------------------------------------------------------------------
Total                    $801,908    100.0%     4.25%  $780,118    100.0%     4.24%  $762,151    100.0%     4.15%
                         ========================================================================================

Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 1998, had the following maturities (dollars in thousands):

          Under 3 months  $26,565
          3 to 6 months    12,828
          6 to 12 months   13,785
          Over 12 months   12,925
                          -------
          Total           $66,103
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

                                                        Federal funds purchased and
                                                      securities sold under agreements     Other short-term
                                                               to repurchase                  borrowings
                                                      -----------------------------------------------------
                                                                         (dollars in thousands)
1998
Balance, December 31, 1998                                                  -                   $ 5,900
Weighted average interest rate at end of period                             -                      7.25%
Maximum outstanding at any month end                                  $ 7,900                   $16,550
Average daily balance                                                 $ 1,686                   $13,694
Weighted average interest rate during period(1)                          5.29%                     7.37%

1997
Balance, December 31, 1997                                                  -                   $ 6,550
Weighted average interest rate at end of period                             -                      7.35%
Maximum outstanding at any month end                                  $13,550                   $ 8,000
Average daily balance                                                 $ 1,678                   $ 6,542
Weighted average interest rate during period(1)                          6.14%                     7.21%

1996
Balance, December 31, 1996                                            $ 6,405                   $ 8,000
Weighted average interest rate at end of period                          7.19%                     7.39%
Maximum outstanding at any month end                                  $20,072                   $ 9,250
Average daily balance                                                 $ 8,804                   $ 8,092
Weighted average interest rate during period(1)                          5.34%                     7.10%

(1)The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

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

     The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market
interest rates.   In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of December 31, 1998, is as follows:

                                                                Basis Point Changes
                                                     ------------------------------------------
                                                         -200        -100       +100      +200
                                                     ------------------------------------------
Percentage change in net interest income due to an
immediate change in interest over a one-year period     (1.17%)     (0.24%)     0.79%     1.33%

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

     The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly. Average liquid assets are shown in the table below:

Liquid Assets

                                            Years Ended December 31,
                                       --------------------------------
Average Balances                         1998        1997        1996
                                       --------------------------------
                                             (dollars in thousands)
Federal funds sold                     $16,463      $8,899      $8,159
                                       ================================
Percentage of average total assets        1.77%       1.01%       0.95%
                                       ================================

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 1998:

                                                                      Rate Sensitive Within
                                            --------------------------------------------------------------------------
                                            1-30 Days   31-90 Days   91-180 Days   181 Days-1 Yr   Over 1 Yr     Total
                                            --------------------------------------------------------------------------
                                                                       (dollars in thousands)
Federal funds sold                                  -            -             -               -           -         -
Investment securities
   U.S. Treasuries and Agencies             $  21,480    $  31,061     $  27,059        $ 26,203    $ 53,458   $159,261
   States and political subdivisions               20          287           518           2,324      34,249     37,398
   Other securities                             3,664        1,123           320           1,399      14,826     21,332
Loans (net of unearned interest)              199,163       50,057        77,099         105,720     230,242    662,281
                                            --------------------------------------------------------------------------
   Total rate-sensitive assets              $ 224,327    $  82,528     $ 104,996        $135,646    $332,775   $880,272
                                            --------------------------------------------------------------------------
Interest bearing transaction deposits       $  71,467            -             -               -           -   $ 71,467
Savings deposits                               83,572            -             -               -           -     83,572
Money market deposits                         238,473            -             -               -           -    238,473
Time deposits                                  49,510       57,516        63,086          74,452      92,073    336,637
Short-term borrowings                           5,900            -             -               -           -      5,900
Long-term debt                                      -            -             -               -      25,000     25,000
                                            --------------------------------------------------------------------------
   Total rate-sensitive liabilities         $ 448,922    $  57,516     $  63,086        $ 74,452    $117,073   $761,049
                                            --------------------------------------------------------------------------
Rate-sensitive assets less rate-sensitive
liabilities                                 $(224,595)   $  25,012     $  41,910        $ 61,194    $215,702   $119,223
                                            --------------------------------------------------------------------------
Cumulative Gap                              $(224,595)   $(199,583)    $(157,673)       $(96,479)   $119,223
                                            =================================================================
Cumulative amounts as a percentage
of total rate-sensitive assets                 -25.51%      -22.67%       -17.91%         -10.96%      13.54%
                                            =================================================================
Cumulative Ratio                                0.50X        0.61X         0.72X           0.85X       1.16X
                                            =================================================================

     The foregoing table shows a negative (liability sensitive) cumulative unadjusted gap of approximately $225 million in the 1-30 day repricing category. The gap from 31 to 90 days is nearly matched, and beyond 90 days becomes less liability sensitive as rate-sensitive assets that reprice beyond 91 days gradually become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at December 31, 1998 will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on rate-sensitive assets.

Capital Resources
     Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 1998, the Corporation earned $11,398,000 and paid dividends of $5,381,000 to stockholders, resulting in a retention of current earnings of $6,017,000.

     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 1998, the Corporation had a total capital to total risk-weighted asset ratio of 13.23%, a Tier 1 capital to risk-weighted asset ratio of 12.07% and a Tier 1 leverage ratio of 7.87%; the Corporation's bank subsidiary, Busey Bank, had ratios of 12.74%, 11.55%, and 7.48%, respectively. As these ratios show, the Corporation and its bank subsidiary significantly exceed the regulatory capital guidelines.

Regulatory Considerations
     It is management's belief that there are no current recommendations by the regulatory authorities which if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

New Accounting Pronouncements
     Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the Financial Accounting Standards Board. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Corporation does not use derivatives, management does not believe the adoption of the Statement will have a material impact on the consolidated financial statements.

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

Year 2000 Compliance
     The "Year 2000" is an issue due to the fact that computer programmers and other designers of microprocessor controlled systems have used only the last two digits to refer to a year. As the calendar moves from December 31, 1999 to January 1, 2000, systems may be unable to distinguish between the year 1900 and 2000. This could result in inaccurate processing of information that is date related which could cause a variety of problems for businesses.

     First Busey Corporation has appointed a Year 2000 project team, headed by a full-time project coordinator to manage the project. The team members come from all areas of the organization and have experience with the processes and systems in use by the Corporation.

     The Corporation's software and hardware systems provide essential support to all of its businesses. Failure to properly address Year 2000 issues could result in an adverse effect on the daily operations and financial performance of the Corporation. Additionally, those on whom the Corporation relies or does business with could also adversely affect the organization if they are not properly prepared. Given the number of possible scenarios, it is virtually impossible to determine the potential cost of problems should the Corporation's remediation efforts or the efforts of those with whom it does business not be successful. In addition should the Corporation fail to make satisfactory progress toward Year 2000 preparedness or not fully comply with government agency mandated steps, there could be steps taken by state or federal regulators that would adversely affect the Corporation's business.

     The project team has employed a five-step plan to effectively deal with all aspects of the Year 2000 issue. The first step is awareness, during which phase the project was defined. This was followed closely by the assessment phase, during which all software, hardware, equipment, physical plant issues, and forms were inventoried and priority was assigned as to the importance in overall operations. Items included in the physical plant inventory include HVAC systems, security systems, vaults, and elevators among others.

     The third step of the project plan is renovation. This step involves making changes to existing items, elimination of unnecessary items, or replacement of items. During 1997 and early 1998 Busey Bank conducted a search process to select a new core processing system to replace the system then processed by a third-party vendor. The third party processor had undertaken a project to consolidate systems which would have required Busey Bank to convert to another of their systems. This provided the Bank with the opportunity to review all options available and to select a solution which would be Year 2000 compliant.

     The fourth step of the Year 2000 project plan is validation, which involves testing all mission critical systems and is scheduled for completion by March 15, 1999. Testing will continue throughout 1999 on non-mission critical systems. The testing will be conducted on all systems even those such as the core banking applications that were purchased as being Year 2000 compliant. Any systems that have changes made after the initial testing will be retested to ensure that they remain compliant.

     The fifth step of the Corporation's Year 2000 project plan is implementation. This phase involves the review of test results by end users to verify that performance is as expected.

     The Corporation has completed the awareness and assessment phases. The remaining three steps will be completed by March 31, 1999.

     In addition to the five-step plan, First Busey Corporation has also undertaken the challenge to review its customer base and business suppliers for compliance. Several approaches have been taken to achieve an understanding of how well prepared these groups are. Questionnaires were sent to the Corporation's significant customers and suppliers. These questionnaires were followed up with personal interviews when questionnaire responses did not provide clear indications of the entities' preparedness.
The Corporation cannot control the success of any given entity's preparations but is trying to have as complete an understanding as possible about all aspects of its business.

     First Busey Corporation has been simultaneously developing a business continuity plan to implement should a problem arise. This business continuity plan is complete and will be tested several times prior to the end of 1999, with the first test scheduled for March, 1999. The plan has been developed with three scenarios in mind, the most critical assumes there would be no utilities of any kind available. The organization has five backup generators for operating customer service locations and a large generator to power the data processing center, which will support the most critical operations functions.

     First Busey Corporation has also developed an education program in conjunction with its Year 2000 efforts. The Corporation has provided mandatory training for all in-house personnel. The Corporation has also taken a leadership role in educating the community about the Year 2000 issues through public forums, radio and television sessions, and meetings with community organizations. It is important that the citizens of the communities which the Corporation serves understand what the Year 2000 issues are and what plans and progress that individuals, businesses, and government agencies are making to minimize any negative effects of Year 2000.

     The estimated expense for First Busey Corporation's Year 2000 efforts is $155,000. The cost of in-house personnel that performed testing and other functions for the Year 2000 project plan is not included in this estimate with the exception of the full-time Year 2000 project coordinator. Of this total, $67,600 was expensed during 1998. The remaining amount is for projected expenses not yet incurred. Funding for these expenses has been included in the Corporation's operating budget for 1999. Expenses related to Busey Bank's conversion to an in-house data processing solution are considered to be in the normal course of business and not related to the Year 2000.

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

     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

Consolidated Average Balance Sheets and Interest Rates
                                                                    Years Ended December 31,
                                       ----------------------------------------------------------------------------------
                                                   1998                         1997                       1996
                                       ----------------------------------------------------------------------------------
                                       Average    Income/  Yield/   Average    Income/  Yield/  Average    Income/  Yield/
                                       Balance    Expense  Rate     Balance    Expense  Rate    Balance    Expense  Rate
                                       ----------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Assets
Federal funds sold                     $ 16,463   $   891  5.41%    $  8,899   $   488  5.49%   $  8,159   $   441  5.40%
Investment securities:
   U.S. Treasuries and Agencies         169,680     9,776  5.76%     160,394     9,309  5.80%    193,295    11,427  5.91%
   States and political
   subdivisions(1)                       33,683     2,665  7.91%      36,064     3,022  8.38%     38,794     3,248  8.37%
   Other securities                      19,049       980  5.14%      21,326     1,008  4.73%     22,599     1,270  5.62%
Loans (net of unearned
   discount)(1, 2)                      621,475    53,925  8.68%     584,327    51,367  8.79%    525,311    46,221  8.80%
                                       ----------------------------------------------------------------------------------
Total interest-earning assets(1)       $860,350   $68,237  7.93%    $811,010   $65,194  8.04%   $788,158   $62,607  7.94%
                                       ==================================================================================
Cash and due from banks                  32,175                       35,695                      34,784
Premises and equipment                   24,243                       22,535                      21,555
Allowance for loan losses                (7,253)                      (6,480)                     (5,619)
Other assets                             21,648                       18,139                      20,392
                                       ---------                    ---------                   ---------
Total assets                           $931,163                     $880,899                    $859,270
                                       =========                    =========                   =========

Liabilities and Stockholders' Equity
Interest bearing transaction deposits  $ 19,271   $   377  1.96%    $110,940   $ 2,182  1.97%   $130,365   $ 2,105  1.62%
Savings deposits                         80,648     2,635  3.27%      79,888     2,617  3.28%     80,516     2,554  3.17%
Money market deposits                   271,047     8,419  3.11%     154,977     5,192  3.35%    135,982     5,167  3.80%
Time deposits                           349,956    19,211  5.49%     360,968    20,011  5.54%    345,726    18,884  5.46%
Short-term borrowings:
   Federal funds purchased and
   repurchase agreements                  1,686        89  5.29%       1,678       103  6.14%      8,804       470  5.34%
   Other                                 12,981     1,010  7.78%       6,542       472  7.21%      8,092       575  7.10%
Long-term debt                           22,548     1,234  5.47%       9,301       542  5.83%      5,000       278  5.55%
                                       ----------------------------------------------------------------------------------
Total interest-bearing liabilities     $758,137   $32,975  4.35%    $724,294   $31,119  4.30%   $714,485   $30,033  4.20%
                                       ==================================================================================
Net interest spread                                        3.58%                        3.74%                       3.74%
                                                           =====                        =====                       =====
Demand deposits                          80,986                       73,345                      69,562
Other liabilities                        10,724                        5,954                       5,798
   Stockholders' equity                  81,316                       77,306                      69,425
                                       ---------                    ---------                   ---------
Total liabilities and
   stockholders' equity                $931,163                     $880,899                    $859,270
                                       =========                    =========                   =========
Interest income/earning assets(1)      $860,350   $68,237  7.93%    $811,010   $65,194  8.04%   $788,158   $62,607  7.94%
Interest expense/earning assets        $860,350   $32,975  3.83%     811,010    31,119  3.84%    788,158    30,033  3.81%
                                       ----------------------------------------------------------------------------------
Net interest margin(1)                            $35,262  4.10%               $34,075  4.20%              $32,574  4.13%
                                                  ==============               ==============              ==============

(1)  On a tax equivalent basis, assuming a federal income tax rate of 35%
(2)  Non-accrual loans have been included in average loans, net of unearned discount


Changes In Net Interest Income


                                                             Years Ended December 31, 1998, 1997, and 1996
                                                ----------------------------------------------------------------------
                                                Year 1998 vs 1997 Change due to(1)     Year 1997 vs 1996 Change due to(1)
                                                ----------------------------------------------------------------------
                                                Average     Average       Total      Average     Average       Total
                                                Volume     Yield/Rate     Change     Volume     Yield/Rate     Change
                                                ----------------------------------------------------------------------
                                                                        (dollars in thousands)
Increase (decrease) in interest income:
   Federal funds sold                           $   409      $  (6)      $   403     $    40      $     7     $    47
   Investment securities:
      U.S. Treasuries and Agencies                  535        (68)          467       (1,913)       (205)     (2,118)
      States and political subdivisions(2)         (193)      (164)         (357)        (229)          3        (226)
      Other securities                             (163)       135           (28)         (69)       (193)       (262)
   Loans(2)                                       3,213       (655)        2,558        5,188         (42)      5,146
                                                ----------------------------------------------------------------------
Change in interest income(2)                    $ 3,801      $(758)      $ 3,043      $ 3,017     $  (430)    $ 2,587
                                                ======================================================================

Increase (decrease) in interest expense:
   Interest bearing transaction deposits        $(1,793)     $ (12)      $(1,805)     $  (166)    $   243     $    77
   Savings deposits                                  25         (7)           18          (20)         83          63
   Money market deposits                          3,575       (348)        3,227          167        (142)         25
   Time deposits                                   (606)      (194)         (800)         842         285       1,127
   Federal funds purchased and
      repurchase agreements                           1        (15)          (14)        (450)         83        (367)
   Other                                            498         40           538         (112)          9        (103)
   Long-term debt                                   723        (31)          692          250          14         264
                                                ----------------------------------------------------------------------
Change in interest expense                      $ 2,423      $(567)      $ 1,856      $   511     $   575     $ 1,086
                                                ----------------------------------------------------------------------
Increase (decrease) in net interest income(2)   $ 1,378      $(191)      $ 1,187      $ 2,506     $(1,005)    $ 1,501
                                                ======================================================================

Percentage increase in net interest income
over prior period                                                            3.5%                                 4.6%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are presented beginning on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 5 and 6 of the 1999 Proxy Statement.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information set forth on pages 9 and 10 of the 1999 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information set forth on page 8 of the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information set forth on page 13 of the 1999 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit     Description of Exhibit                                                               Sequentially
Number                                                                                           Numbered Page
--------------------------------------------------------------------------------------------------------------
3.1         Certificate of Incorporation of First Busey Corporation (filed as
            Appendix B to First Busey's definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

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



Exhibit     Description of Exhibit                                                               Sequentially
Number                                                                                           Numbered Page
--------------------------------------------------------------------------------------------------------------
10.4        Mortgage on County Plaza Building (filed as Exhibit 10.4 to First
            Busey's Registration Statement on Form S-1 (Registration No. 33-13973), and
            incorporated herein by reference)

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


  FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                    Page
                                                    -----
Independent Auditor's Report                        36
Consolidated Balance Sheets                         37
Consolidated Statements of Income                   38
Consolidated Statements of Stockholders' Equity     39-41
Consolidated Statements of Cash Flows               42-44
Notes to Consolidated Financial Statements          45-73
Management Report                                   74
Independent Accountant's Report                     75

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 25, 1999.

                                      FIRST BUSEY CORPORATION
                                      BY //DOUGLAS C. MILLS//
                                         --------------------
                                      Douglas C. Mills
                                      Chairman of the Board, President,
                                      Chief Executive Officer and Chief
                                      Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 1999.

     Signature                      Title
     //DOUGLAS C. MILLS//           Chairman of the Board,  President,
     --------------------           Chief Executive Officer and Chief
     Douglas C. Mills               Financial Officer
                                    (Principal Executive Officer)

     //JOSEPH M. AMBROSE//          Director
     ---------------------
     Joseph M. Ambrose

     //SAMUEL P. BANKS//            Director
     -------------------
     Samuel P. Banks

     //T.O. DAWSON//                Director
     ---------------
     T. O. Dawson

     //VICTOR F. FELDMAN//          Director
     ---------------------
     Victor F. Feldman

     //KENNETH M. HENDREN//         Director
     ----------------------
     Kenneth M. Hendren

     //E. PHILLIPS KNOX//           Director
     --------------------
     E. Phillips Knox

     //P. DAVID KUHL//              Director
     -----------------
     P. David Kuhl

     //V. B. LEISTER, JR.//         Director
     ----------------------
     V. B. Leister, Jr.

     //LINDA M. MILLS//             Director
     ------------------
     Linda M. Mills

     //ROBERT C. PARKER//           Director
     --------------------
     Robert C. Parker

     //EDWIN A. SCHARLAU//          Director
     ---------------------
     Edwin A. Scharlau II

     //DAVID C. THIES//             Director
     ------------------
     David C. Thies

     //ARTHUR R. WYATT//            Director
     -------------------
     Arthur R. Wyatt

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                                    CONTENTS

------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                36
------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                                 37

Consolidated statements of income                                           38

Consolidated statements of stockholders' equity                          39-41

Consolidated statements of cash flows                                    42-44

Notes to consolidated financial statements                               45-73

------------------------------------------------------------------------------

INTERNAL CONTROL REPORTS

Management Report - Effectiveness of the Internal Control                   74

Independent Accountant's Report                                             75

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP


Champaign, Illinois
January 29, 1999

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

                                                                      1998       1997
----------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
Cash and due from banks                                             $ 35,644   $ 43,299
Federal funds sold                                                         -     18,800
Securities available for sale                                        217,991    215,514
Loans held for sale (fair value 1998 $11,373; 1997 $5,016)            11,266      4,963
Loans (net of allowance for loan losses 1998 $7,101; 1997 $6,860)    643,914    591,114
Premises and equipment                                                24,232     22,834
Other assets                                                          18,484     19,016
                                                                    --------------------
          TOTAL ASSETS                                              $951,531   $915,540
                                                                    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Noninterest bearing                                             $ 96,555   $ 92,090
    Interest bearing                                                 730,149    719,363
                                                                    --------------------
          TOTAL DEPOSITS                                             826,704    811,453
  Short-term borrowings                                                5,900      6,550
  Long-term debt                                                      25,000     10,000
  Other liabilities                                                    6,824      6,258
                                                                    --------------------
          TOTAL LIABILITIES                                          864,428    834,261
                                                                    ---------  ---------

Stockholders' Equity
  Preferred stock, no par value, 1,000,000 shares authorized,
    no shares issued                                                       -          -
  Common stock:
    Class A common stock, no par value, authorized 40,000,000
      shares; 14,154,706 shares issued 1998 and 1997                   6,291      6,291
  Surplus                                                             21,283     20,729
  Retained earnings                                                   59,028     53,011
  Accumulated other comprehensive income                               6,799      5,801
                                                                    --------------------

      TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK, UNEARNED
       ESOP SHARES AND DEFERRED COMPENSATION FOR RESTRICTED
       STOCK AWARDS                                                   93,401     85,832
  Treasury stock, at cost, 449,768 shares 1998; 403,920 shares 1997   (5,865)    (3,922)
  Unearned ESOP shares and deferred compensation for restricted
    stock awards                                                        (433)      (631)
                                                                    --------------------
      TOTAL STOCKHOLDERS' EQUITY                                      87,103     81,279
                                                                    --------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $951,531   $915,540
                                                                    ====================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998     1997     1996
------------------------------------------------------------------------------------
                                                       (Dollars in thousands, except
                                                             per share amounts)
Interest income:
  Loans                                                $53,669  $51,061  $45,948
  Securities
    Taxable interest income                             10,622   10,208   12,579
    Nontaxable interest income                           1,732    1,964    2,111
    Dividends                                              134      110      118
  Federal funds sold                                       891      488      441
                                                       --------------------------
      TOTAL INTEREST INCOME                             67,048   63,831   61,197
                                                       --------------------------

Interest expense:
  Deposits                                              30,642   30,002   28,710
  Short-term borrowings                                  1,099      575    1,045
  Long-term debt                                         1,234      542      278
                                                       --------------------------
      TOTAL INTEREST EXPENSE                            32,975   31,119   30,033
                                                       --------------------------
      NET INTEREST INCOME                               34,073   32,712   31,164
Provision for loan losses                                  700    1,075    1,100
                                                       --------------------------
      NET INTEREST INCOME AFTER PROVISION FOR
        LOAN LOSSES                                     33,373   31,637   30,064
                                                       --------------------------

Other income:
  Service charges on deposit accounts                    2,938    2,947    2,937
  Trust fees                                             3,445    3,156    2,651
  Commissions and brokers' fees, net                     1,187    1,051      812
  Other service charges and fees                         1,909    1,292      949
  Security gains, net                                    1,243      520      256
  Trading security gains (losses), net                       5        2     (100)
  Gain on sales of loans                                   988      439      268
  Net commissions from travel services                     862        -        -
  Other                                                    953      972      996
                                                       --------------------------
      TOTAL OTHER INCOME                                13,530   10,379    8,769
                                                       --------------------------

Other expenses:
  Salaries and wages                                    13,524   12,134   11,662
  Employee benefits                                      2,571    2,481    2,206
  Net occupancy expense of premises                      2,497    2,225    1,936
  Furniture and equipment expenses                       2,370    1,838    1,651
  Data processing                                        1,924    1,760    1,476
  Amortization of intangible assets                      1,404    1,328    1,321
  Stationery, supplies and printing                        758      704      715
  Other                                                  5,352    4,796    4,819
                                                       --------------------------
      TOTAL OTHER EXPENSES                              30,400   27,266   25,786
                                                       --------------------------
      INCOME BEFORE INCOME TAXES                        16,503   14,750   13,047
Income taxes                                             5,105    4,379    3,741
                                                       --------------------------
      NET INCOME                                       $11,398  $10,371  $ 9,306
                                                       ==========================
Basic earnings per share                               $   .83  $   .75  $   .68
                                                       ==========================
Diluted earnings per share                             $   .81  $   .74  $   .67
                                                       ==========================

See Accompanying Notes To Consolidated Financial Statements.

                                          FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                                        Class A   Class B                             Other
                                                         Common    Common              Retained   Comprehensive    Treasury
                                                         Stock     Stock    Surplus    Earnings       Income        Stock
----------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands except per share amounts
Balance, December 31, 1995                                 5,291     1,000    20,380     42,474            3,093     (3,659)


Comprehensive Income:
   Net Income                                                  -         -         -      9,306                -          -
   Other comprehensive income, net of tax:
     Unrealized gain on securities available for sale
       arising during the period, net of taxes of $193         -         -         -          -                -          -
     Reclassification adjustment, net of taxes of $90          -         -         -          -                -          -

   Other comprehensive income, net of tax                      -         -         -          -              192          -

   Comprehensive income                                        -         -         -          -                -          -


Purchase of 62,268 shares for the treasury                     -         -         -          -                -       (605)
Issuance of 131,776 shares of treasury stock                   -         -       214          -                -        775
Cash dividends:
   Class A common stock $.33 per share                         -         -         -     (3,710)               -          -
   Class B common stock $.30 per share                         -         -         -       (668)               -          -
Principal payments on employee stock ownership
  plan debt                                                    -         -         -          -                -          -
Release of restricted stock issued under
   restricted stock award plan                                 -         -         -          -                -          -
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                              $  5,291  $  1,000  $ 20,594  $  47,402   $        3,285  $  (3,489)



                                                                        Deferred
                                                                      Compensation
                                                         Unearned    for Restricted
                                                           ESOP          Stock
                                                          Shares         Awards        Total
----------------------------------------------------------------------------------------------------
                                                  (Dollars in thousands except per share amounts
Balance, December 31, 1995                                   (750)              (51)   67,778
                                                                                      --------

Comprehensive Income:
   Net Income                                                   -                 -     9,306
   Other comprehensive income, net of tax:
     Unrealized gain on securities available for sale
       arising during the period, net of taxes of $193          -                 -       358
     Reclassification adjustment, net of taxes of $90           -                 -      (166)
                                                                                      --------
   Other comprehensive income, net of tax                       -                 -       192
                                                                                      --------
   Comprehensive income                                         -                 -     9,498
                                                                                      --------

Purchase of 62,268 shares for the treasury                      -                 -      (605)
Issuance of 131,776 shares of treasury stock                    -              (192)      797
Cash dividends:
   Class A common stock $.33 per share                          -                 -    (3,710)
   Class B common stock $.30 per share                          -                 -      (668)
Principal payments on employee stock ownership
  plan debt                                                   250                 -       250
Release of restricted stock issued under
   restricted stock award plan                                  -                77        77
----------------------------------------------------------------------------------------------------

Balance, December 31, 1996                              $    (500)  $          (166)  $73,417


                                           FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                          Class A   Class B                             Other
                                                           Common    Common              Retained   Comprehensive    Treasury
                                                           Stock     Stock    Surplus    Earnings       Income        Stock
------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands except per share amounts
Balance, December 31, 1996                                   5,291    1,000     20,594     47,402            3,285     (3,489)


Comprehensive Income:
   Net Income                                                    -        -          -     10,371                -          -
   Other comprehensive income, net of tax:
     Unrealized gain on securities available for sale
       arising during the period, net of taxes of $1,537         -        -          -          -                -          -
     Reclassification adjustment, net of taxes of $182           -        -          -          -                -          -

   Other comprehensive income, net of tax                        -        -          -          -            2,516          -

Comprehensive income                                             -        -          -          -                -          -


Purchase of 243,464 shares for the treasury                      -        -          -          -                -     (3,127)
Issuance of 300,826 shares of treasury stock                     -        -        135          -                -      2,699
Cash dividends:
   Class A common stock $.35 per share                           -        -          -     (4,046)               -          -
   Class B common stock $.32 per share                           -        -          -       (716)               -          -
Proceeds from employee stock ownership plan debt                 -        -          -          -                -          -
Principal payments on employee stock ownership
   plan debt                                                     -        -          -          -                -          -
Forfeiture of restricted stock issued under restricted
   stock award plan                                              -        -          -          -                -         (5)
Release of restricted stock issued under restricted
   stock award plan                                              -        -          -          -                -          -
Conversion of Class B common stock to
   Class A common stock                                      1,000   (1,000)         -          -                -          -
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                $  6,291        -   $ 20,729  $  53,011   $        5,801  $  (3,922)


                                                                          Deferred
                                                                        Compensation
                                                           Unearned    for Restricted
                                                             ESOP          Stock
                                                            Shares         Awards        Total
----------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands except per share amounts
Balance, December 31, 1996                                     (500)             (166)   73,417
                                                                                        --------

Comprehensive Income:
   Net Income                                                     -                 -    10,371
   Other comprehensive income, net of tax:
     Unrealized gain on securities available for sale
       arising during the period, net of taxes of $1,537          -                 -     2,854
     Reclassification adjustment, net of taxes of $182            -                 -      (338)
                                                                                        --------
   Other comprehensive income, net of tax                         -                 -     2,516
                                                                                        --------
Comprehensive income                                              -                 -    12,887
                                                                                        --------

Purchase of 243,464 shares for the treasury                       -                 -    (3,127)
Issuance of 300,826 shares of treasury stock                      -                 -     2,834
Cash dividends:
   Class A common stock $.35 per share                            -                 -    (4,046)
   Class B common stock $.32 per share                            -                 -      (716)
Proceeds from employee stock ownership plan debt               (250)                -      (250)
Principal payments on employee stock ownership
   plan debt                                                    200                 -       200
Forfeiture of restricted stock issued under restricted
   stock award plan                                               -                 5         -
Release of restricted stock issued under restricted
   stock award plan                                               -                80        80
Conversion of Class B common stock to
   Class A common stock                                           -                 -         -
----------------------------------------------------------------------------------------------------

Balance, December 31, 1997                                $    (550)  $           (81)  $81,279

                                           FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                           Class A   Class B                            Other
                                                           Common    Common             Retained    Comprehensive   Treasury
                                                            Stock     Stock   Surplus   Earnings        Income       Stock
------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands except per share amounts
Balance, December 31, 1997                                    6,291        -    20,729     53,011            5,801     (3,922)


Comprehensive Income:
   Net Income                                                     -        -         -     11,398                -          -
   Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale
          arising during the period, net of taxes of $972         -        -         -          -                -          -
      Reclassification adjustment, net of taxes of $435           -        -         -          -                -          -

   Other comprehensive income, net of tax:                        -        -         -          -              998          -

Comprehensive Income                                              -        -         -          -                -          -


Purchase of 162,774 shares for the treasury                       -        -         -          -                -     (2,747)
Issuance of 56,926 shares of treasury stock for
   option exercise and related tax benefit                        -        -       169          -                -        417
Issuance of 60,000 shares of treasury stock for
   acquisition                                                    -        -       385          -                -        440
Cash dividends:
   Class A common stock $.39 per share                            -        -         -     (5,381)               -          -
Principal payments on employee stock ownership
   plan debt                                                      -        -         -          -                -          -
Forfeiture of restricted stock issued under restricted
   stock award plan                                               -        -         -          -                -        (53)
Amortization of restricted stock issued under
   restricted stock award plan                                    -        -         -          -                -          -
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                 $  6,291        -  $ 21,283  $  59,028   $        6,799  $  (5,865)
                                                           ===================================================================



                                                                          Deferred
                                                                        Compensation
                                                           Unearned    for Restricted
                                                           ESOP            Stock
                                                           Shares          Awards        Total
-------------------------------------------------------------------------------------------------
(Dollars in thousands except per share amounts
Balance, December 31, 1997                                      (550)              (81)   81,279
                                                                                         --------

Comprehensive Income:
   Net Income                                                      -                 -    11,398
   Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale
          arising during the period, net of taxes of $972          -                 -     1,806
      Reclassification adjustment, net of taxes of $435            -                 -      (808)
                                                                                         --------
   Other comprehensive income, net of tax:                         -                 -       998
                                                                                         --------
Comprehensive Income                                               -                 -    12,396
                                                                                         --------

Purchase of 162,774 shares for the treasury                        -                 -    (2,747)
Issuance of 56,926 shares of treasury stock for
   option exercise and related tax benefit                         -                 -       586
Issuance of 60,000 shares of treasury stock for
   acquisition                                                     -                 -       825
Cash dividends:
   Class A common stock $.39 per share                             -                 -    (5,381)
Principal payments on employee stock ownership
   plan debt                                                     150                 -       150
Forfeiture of restricted stock issued under restricted
   stock award plan                                                -                53         -
Amortization of restricted stock issued under
   restricted stock award plan                                     -                (5)       (5)
-------------------------------------------------------------------------------------------------

Balance, December 31, 1998                                 $    (400)  $           (33)  $87,103
                                                           ======================================

See Accompanying Notes to Consolidated Financial Statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998        1997        1996
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                             $  11,398   $  10,371   $   9,306
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            4,005       3,532       3,355
    Provision for loan losses                                  700       1,075       1,100
    Provision for deferred income taxes                       (299)       (463)       (373)
    Accretion of security discounts                           (142)       (293)     (1,000)
    Gain on sales of securities, net                        (1,243)       (520)       (256)
    Proceeds from sales of loans                            88,508      42,004      34,742
    Loans originated for sale                              (93,823)    (45,081)    (34,118)
    Gain on sales of loans, net                               (988)       (439)       (268)
    (Gain) loss on sales and dispositions of premises
      and equipment                                              8          (1)         (6)
    Change in assets and liabilities:
      (Increase) decrease in other assets                      316      (1,114)      1,457
      Increase (decrease) in other liabilities                  95       1,247        (148)
                                                         ----------------------------------
          NET CASH PROVIDED BY
           OPERATING ACTIVITIES                              8,535      10,318      13,791
                                                         ----------------------------------

Cash Flows from Investing Activities
  Securities available for sale:
    Purchases                                             (141,088)   (100,964)   (357,712)
    Proceeds from sales                                     47,324      12,292      15,948
    Proceeds from maturities                                94,207      93,826     395,149
  Securities held to maturity:
    Purchases                                                    -      (1,375)    (20,556)
    Proceeds from maturities                                     -      11,741      26,889
  (Increase) decrease in federal funds sold                 18,800     (18,800)        650
  Increase in loans                                        (53,857)    (30,674)    (88,922)
  Purchases of premises and equipment                       (4,188)     (3,370)     (1,713)
  Proceeds from sales of premises and equipment                199           1          31
  Cash acquired in acquisition                                 204           -           -
                                                         ----------------------------------
          NET CASH USED IN INVESTING ACTIVITIES            (38,399)    (37,323)    (30,236)
                                                         ----------------------------------



                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998        1997        1996
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Cash Flows from Financing Activities
  Net (decrease) increase in certificates of deposit     $($36,425)  $  26,200   $   1,102
  Net increase in demand deposits, money market and
    savings accounts                                        51,676      18,326      20,928
  Cash dividends paid                                       (5,381)     (4,762)     (4,378)
  Purchase of treasury stock                                (2,747)     (3,127)       (605)
  Proceeds from sales of treasury stock                        586       2,834         797
  Proceeds from short-term borrowings                       11,000       2,500       1,000
  Principal payments on short-term borrowings              (11,500)     (4,000)     (2,000)
  Proceeds from long-term debt                              20,000       5,000           -
  Principal payments on long-term debt                      (5,000)          -           -
  Net decrease in federal funds purchased, repurchase
    agreements and federal reserve discount obligations          -      (6,405)     (6,019)
                                                         ----------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES         22,209      36,566      10,825
                                                         ----------------------------------

          NET INCREASE (DECREASE) IN CASH AND
            DUE FROM BANKS                                  (7,655)      9,561      (5,620)

Cash and due from banks, beginning                          43,299      33,738      39,358
                                                         ----------------------------------

Cash and due from banks, ending                          $  35,644   $  43,299   $  33,738
                                                         ==================================

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest                                             $  33,124   $  30,981   $  30,573
                                                         ==================================

Income taxes                                             $   5,104   $   4,388   $   3,661
                                                         ==================================



                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            1998        1997        1996
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Supplemental Schedule of Noncash Investing and
  Financing Activities
  Other real estate acquired in settlement of loans      $     357   $     407   $     396
                                                         ==================================

  Principal payments on ESOP debt                        $     150   $     200   $     250
                                                         ==================================

  Proceeds from ESOP debt                                $       -   $     250   $       -
                                                         ==================================

  Change in unrealized gain on investment
    securities available for sale                        $   1,535   $   3,871   $     295
                                                         ==================================

  Decrease in deferred income tax assets attributable
    to the unrealized gain on investment securities
    available for sale                                   $    (537)  $  (1,355)  $    (103)
                                                         ==================================

  Transfer of securities held to maturity to securities
    available for sale                                   $       -   $  44,812   $       -
                                                         ==================================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.          SIGNIFICANT ACCOUNTING POLICIES

Description of business:
-----------------------

First Busey Corporation (the Corporation) is a holding company whose bank subsidiary, Busey Bank, provides a full range of banking services to individual and corporate customers through its eighteen branches throughout central Illinois, one branch in Indianapolis, Indiana, and one loan production office in Fort Myers, Florida. The bank is subject to competition from other financial institutions and nonfinancial institutions providing financial products. First Busey Securities, Inc. offers security broker/dealer services, and First Busey Trust & Investment Co. provides investment management and fiduciary services to institutional, corporate and personal trust clients. First Busey Corporation, Busey Bank, First Busey Securities, Inc. and First Busey Trust & Investment Co. are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation
----------------------

The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiaries: First Busey Securities, Inc., Busey Insurance Services, Inc., Busey Travel, Inc., and BAT, Inc.; First Busey Trust & Investment Co.; and First Busey Resources, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with generally accepted accounting principles and conform to predominant practice within the banking industry.

Comprehensive Income
--------------------

Effective January 1, 1998, the Corporation adopted Financial Accounting Standards Board Statement No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components, but has no effect on the Corporation's net income or total stockholder's equity. SFAS 130 requires unrealized gains and losses on the Corporation's available for sale securities, which prior to adoption were reported separately in Stockholder's equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

Disclosures about Segments of an Enterprise and Related Information
-------------------------------------------------------------------

Effective January 1, 1998, the Corporation adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the manner in which public business enterprises report certain information about operating segments of their business in both their annual and interim financial reports provided to shareholders. Comparative information for prior years has been disclosed.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Use of estimates
----------------

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

Trust assets
------------

Other than trust cash on deposit at the Corporation's bank subsidiary, trust assets are not included in the accompanying consolidated financial statements because they are not assets of the Corporation.

Cash flows
----------

For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds purchased and sold are reported net, since their original maturities are less than three months.

Securities
----------

Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between fair value and amortized cost results in an unrealized gain or loss. Unrealized gains or losses are reported as increases or decreases in accumulated comprehensive income, net of the related deferred tax effect, as a part of stockholder's equity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Where applicable, amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Securities classified as held to maturity are those debt securities the Corporation has both the positive intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount which are recognized in interest income using the interest method over the period to maturity. At December 31, 1998 and 1997, there were no securities classified in this category.

Securities purchased with the intent to earn a profit by trading or reselling them in a short period of time are classified as trading securities and are carried at fair value. Realized and unrealized gains and losses are included in income. At December 31, 1998 and 1997, there were no securities classified in this category.

Loans
-----

Loans are stated at the principal amount outstanding, net of unearned interest and the allowance for loan losses.

Interest is credited to income as earned using the simple interest method applied to the daily balances of principal outstanding.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Allowance for loan losses
-------------------------

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

Loans held for sale
-------------------

Loans held for sale consist of fixed rate mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market. Mortgage loans held for sale are carried at the lower of aggregate cost or estimated fair value.

Premises and equipment
----------------------

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other real estate owned
-----------------------

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

Amortization
------------

The excess of the purchase price of subsidiaries over the fair value of identifiable assets acquired, which excess aggregated approximately $10,661,000, is amortized using the straight-line method over 15 years. Amortization of this excess is $709,000, $692,000 and $691,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization at December 31, 1998, is $5,394,000.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Core deposit and other identifiable intangible assets which aggregated approximately $5,309,000 are amortized on an accelerated basis over the estimated periods benefited, 5 to 25 years. Amortization of these intangibles is $695,000, $636,000 and $630,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization at December 31, 1998 is $3,792,000.

The Corporation reviews its intangible assets periodically to determine potential impairment by comparing the carrying value of the intangibles with the anticipated future cash flows of the related businesses.

Income taxes
------------

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

Earnings per share
------------------

Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares outstanding of 13,753,102, 13,803,546, and 13,608,320 for 1998, 1997, and 1996, respectively.

Diluted earnings per share is determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period. The weighted average shares outstanding were 14,035,037, 13,997,976, and 13,873,016 for 1998, 1997, and 1996, respectively.

Stock split
-----------

In June 1998, the Board of Directors approved a two-for-one stock split for stockholders of record on July 17, 1998, and was effected on August 3, 1998. All share amounts in the consolidated financial statements have been restated to reflect the stock split.

Reclassifications
-----------------

Certain reclassifications have been made to the balances as of and for the year ended December 31, 1997 and 1996 to be consistent with the classifications adopted for 1998.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Recent accounting pronouncements
--------------------------------

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the Financial Accounting Standards Board. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Corporation does not use derivatives, management does not believe the adoption of the Statement will have a material impact on the consolidated financial statements.

NOTE 2.          CASH AND DUE FROM BANKS

The Corporation's banking subsidiary is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 1998 and 1997 were approximately $6,116,000 and $5,045,000, respectively.

In October 1997, the Corporation's bank subsidiary established a clearing balance requirement of $2,000,000 with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 1998, the clearing balance requirement is $2,750,000. These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services. The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 3.  SECURITIES

The amortized cost and fair values of securities available for sale are summarized as follows:

                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized       Fair
                                            Cost          Gains          Losses         Value
                                          ----------------------------------------------------
                                                         (Dollars in thousands)
December 31, 1998:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                $158,415      $   876        $     30       $159,261
Obligations of states and political
  subdivisions                              36,400        1,177             179         37,398
Corporate securities                         5,539           95               1          5,633
Equity securities                            4,084        8,467               1         12,550
Other debt securities                        1,553            -               -          1,553
Mortgage backed securities                   1,540           56               -          1,596
                                          ----------------------------------------------------

                                          $207,531      $10,671        $    211       $217,991
                                          ====================================================
December 31, 1997:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                $161,617      $   277        $    132       $161,762
Obligations of states and political
  subdivisions                              31,452          919              20         32,351
Corporate securities                         6,177           20               1          6,196
Equity securities                            4,132        7,881              19         11,994
Other debt securities                          859            -               -            859
Mortgage backed securities                   2,352            -               -          2,352
                                          ----------------------------------------------------
                                          $206,589      $ 9,097            $172       $215,514
                                          ====================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The amortized cost and fair value of securities, other than equity securities, as of December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because the mortgage-backed securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                          Amortized        Fair
                                             Cost          Value
                                          -----------------------
                                          (Dollars in thousands)
Due in one year or less                   $111,998       $112,393
Due after one year through five years       69,040         70,183
Due after five years through ten years      17,022         17,425
Due after ten years                          3,847          3,844
                                          -----------------------
                                           201,907        203,845
Mortgage-backed securities                   1,540          1,596
                                          -----------------------

                                          $203,447       $205,441
                                          =======================

Gains and losses related to sales of securities for the years ended December 31, 1998, 1997 and 1996 are summarized as follows (in thousands):

                           1998          1997          1996
                           ---------------------------------
Gross security gains       $1,253        $595          $258
Gross security losses         (10)        (75)           (2)
                           ---------------------------------

    NET SECURITY GAINS     $1,243        $520          $256
                           =================================

Investment securities with carrying values of $155,691,000 and $154,451,000 on December 31, 1998 and 1997, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

As of December 31, 1997, the Corporation's bank subsidiary transferred its entire portfolio of held to maturity securities into the available for sale securities category. In accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," this transfer was accounted for at market value. The aggregate amortized cost and fair values of these securities as of the transfer date was $44,812,000 and $45,707,000, respectively. The gross unrealized gain of $895,000, net of the deferred tax liability of $313,000, is included in accumulated comprehensive income, a part of stockholder's equity.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4.          LOANS

The composition of loans is as follows:

                                                     December 31,
                                                ----------------------
                                                    1998      1997
                                                ----------------------
                                                (Dollars in thousands)
Commercial                                        $ 80,958  $ 63,861
Real estate construction                            44,713    31,306
Real estate - farmland                              14,184    11,782
Real estate - 1 to 4 family residential mortgage   235,333   220,659
Real estate - multifamily mortgage                  51,888    74,385
Real estate - non-farm nonresidential mortgage     168,948   139,653
Installment                                         35,919    38,925
Agricultural                                        19,072    17,403
                                                ----------------------
                                                   651,015   597,974
Less:
  Allowance for loan losses                          7,101     6,860
                                                ----------------------

          NET LOANS                               $643,914  $591,114
                                                ======================

The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $125,754,000 and $113,506,000 as of December 31, 1998 and 1997, respectively.

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $220,836,000 and $214,038,000 as of December 31, 1998 and 1997, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are reflected by changing economic conditions and the economic prospects of borrowers.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table presents data on impaired loans:

                                                                  1998          1997
                                                                ----------------------
                                                                (Dollars in thousands)
Impaired loans for which an allowance has been provided         $      -      $      -
Impaired loans for which no allowance has been provided              127           226
                                                                ----------------------

Total loans determined to be impaired                           $    127      $    226
                                                                ======================

Allowance for loan loss for impaired loans included in the
  allowance for loan losses                                     $      -      $      -
                                                                ======================
Average recorded investment in impaired loans                   $    219      $    254
                                                                ======================
Interest income recognized from impaired loans                  $      4      $      8
                                                                ======================
Cash basis interest income recognized from impaired loans       $      9      $     25
                                                                ======================


NOTE 5.          ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                        Years Ended December 31,
                                                       -------------------------
                                                        1998     1997     1996
                                                       -------------------------
                                                         (Dollars in thousands)
Balance, beginning of year                             $6,860   $6,131   $5,473
  Provision for loan losses                               700    1,075    1,100
  Recoveries applicable to loan balances previously
    charged off                                           145      213      240
                                                       -------------------------
                                                        7,705    7,419    6,813
  Loan balances charged off                              (604)    (559)    (682)
                                                       -------------------------

Balance, ending of year                                $7,101   $6,860   $6,131
                                                       =========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6.          PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                      December 31,
                                  ---------------------
                                    1998          1997
                                  ---------------------
                                  (Dollars in thousands)
Land                              $ 4,854       $ 4,899
Buildings and improvements         23,716        23,294
Furniture and equipment            13,462        10,720
                                  ---------------------
                                   42,032        38,913
Less accumulated depreciation      17,800        16,079
                                  ---------------------

                                  $24,232       $22,834
                                  =====================

Depreciation expense was $2,606,000, $2,124,000 and $1,957,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

NOTE 7.          DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $66,103,000 and $96,537,000 at December 31, 1998 and 1997,
respectively.

As of December 31, 1998, the scheduled maturities of certificates of deposit, in thousands, are as follows:

1999                           $239,603
2000                             57,581
2001                             21,706
2002                             14,021
2003 and thereafter               3,726
                               --------
                               $336,637
                               ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.          SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                                                December 31,
                                                                           ----------------------
                                                                             1998         1997
                                                                           ----------------------
                                                                           (Dollars in thousands)
Notes payable, American National Bank of Chicago, due January 22,
1999, interest payable quarterly at LIBOR plus 1.50% (effective rate of 7.250% at December 31, 1998):


    $10,000,000 line of credit, collateralized by all of the capital
    stock of Busey Bank.                                                   $5,000       $5,000

    Note payable, collateralized by all of the capital stock of Busey
    Bank                                                                      500        1,000

    Collateralized by 44,286 shares of First Busey Corporation
    Class A common stock owned by employee stock ownership
    Plan                                                                       75          150

    Collateralized by 44,286 shares of First Busey Corporation
    Class A common stock owned by employee stock ownership
    plan                                                                       75          150

    Collateralized by 20,000 shares of First Busey Corporation
    Class A common stock owned by employee stock ownership
    plan                                                                      250          250
                                                                           ----------------------
                                                                           $5,900       $6,550
                                                                           ======================

In accordance with the consensus reached on Issue Number 89-10 at the June 1989 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force, the Company has recorded the pre-1993 debt of the employee stock ownership plan (ESOP), which totaled $150,000 and $300,000 at December 31, 1998 and 1997, respectively as short-term borrowings and a reduction of stockholders' equity.

In August 1997, the employee stock ownership plan borrowed $250,000 to acquire additional shares. In accordance with AICPA Statement of Position 93-6, this debt has been recorded as short-term borrowings and a reduction of stockholders' equity.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9.          LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                                  December 31,
                                                                              --------------------
                                                                                1998         1997
                                                                              --------------------
                                                                              (Dollars in thousands)
Note payable, Federal Home Loan Bank of Chicago, 5.46%, monthly installments of interest through June 25, 1998, balance due June 25,
  1998, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on residential real estate and Federal Home
  Loan Bank stock                                                             $     -      $ 5,000

Note payable, Federal Home Loan Bank of Chicago, 6.08%, monthly installments of interest through February 21, 2000, balance due
  February 21, 2000, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on residential real
  estate and Federal Home Loan Bank stock                                       5,000        5,000

Note payable, Federal Home Loan Bank of Chicago, 5.30%, monthly installments of interest through January 16, 2008, balance due
  January 16, 2008, redeemable by issuer only on January 16, 2003, collateralized by all unpledged U.S. Treasury and U.S. Agency-
  securities, first mortgages on residential real estate and Federal
  Home Loan Bank stock                                                          5,000            -

Note payable, Federal Home Loan Bank of Chicago, 5.01% monthly installments of interest through February 17, 2008, balance due
  February 17, 2008, redeemable by issuer only on February 17, 2001 and quarterly thereafter, collateralized by all unpledged
  U.S. Treasury and U.S. Agency securities, first mortgages on
  residential real estate and Federal Home Loan Bank stock                     10,000            -

Note payable, Federal Home Loan Bank of Chicago, 5.55% monthly installments of interest through September 3, 2003, balance due September 3, 2003, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on residential real
  estate and Federal Home Loan Bank stock                                       5,000            -
                                                                              --------------------
                                                                              $25,000      $10,000
                                                                              ====================

As of December 31, 1998, the scheduled maturities of long-term debt, in thousands, are as follows:

1999                 $     -
2000                   5,000
2001                       -
2002                       -
2003                   5,000
Thereafter            15,000
                     -------
                     $25,000
                     =======

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 10.     INCOME TAXES

The components of income tax expense consist of:

                                       Years Ended December 31,
                                       -------------------------
                                        1998     1997     1996
                                       -------------------------
                                        (Dollars in thousands)
Current                                $5,404   $4,842   $4,114
Deferred                                 (299)    (463)    (373)
                                       -------------------------

          TOTAL INCOME TAX EXPENSE     $5,105   $4,379   $3,741
                                       =========================

A reconciliation of federal income taxes at statutory rates to the income taxes included in the statements of income is as follows:

                                               Years ended December 31,
                       -----------------------------------------------------------------------
                              1998                       1997                      1996
                       -----------------------------------------------------------------------
                                   % of                       % of                       % of
                                  Pretax                     Pretax                     Pretax
                       Amount     Income          Amount     Income          Amount     Income
                       -----------------------------------------------------------------------
                                                (Dollars in thousands)
Income tax at
  statutory rate       $5,776     35.0%           $5,163     35.0%           $4,566     35.0%
Effect of:
  Benefit of
    income taxed
    at lower rates       (100)    (0.6)             (100)    (0.7)             (100)    (0.8)
  Tax-exempt
    interest, net        (673)    (4.1)             (777)    (5.3)             (805)    (6.2)
  Amortization
    of intangibles        186      1.1               170      1.2               170      1.3
  Other                   (84)    (0.5)              (77)    (0.5)              (90)    (0.6)

                       -----------------------------------------------------------------------
                       $5,105     30.9%           $4,379     29.7%           $3,741     28.7%
                       ======================================================================

Income taxes related to realized gains on sales of securities were $435,000, $182,000 and $90,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The net deferred tax asset, included in other assets or liabilities, in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                         1998          1997
                                                       ----------------------
                                                       (Dollars in thousands)
Deferred tax liability                                 $(4,385)     $(3,828)
Deferred tax asset                                       4,479        4,344
Valuation allowance for deferred tax assets               (490)        (674)
                                                       ----------------------

          NET DEFERRED TAX  LIABILITY                  $  (396)     $  (158)
                                                       =====================

The tax effects of principal temporary differences are shown in the following table:

                                                         1998         1997
                                                       ----------------------
                                                       (Dollars in thousands)
Investment securities:
  Unrealized gain on securities available for sale     $(3,661)     $(3,124)
  Other                                                    195          219
Basis in premises and equipment                           (586)        (567)
Allowance for loan losses                                2,816        2,721
Property acquired in settlement of loans                   (25)         (24)
Loans held for sale                                         42           22
Basis in deposit intangibles                               683          552
Deferred compensation                                      666          528
Performance/restricted stock                                22           24
State net operating loss carryforward                       55          278
Other                                                     (113)        (113)
                                                       ----------------------
                                                            94          516
Valuation allowance                                       (490)        (674)
                                                       ----------------------

                                                       $  (396)     $  (158)
                                                       ======================

State net operating loss carryforwards of approximately $1,175,000 are available
to offset future taxable income.  The carryforwards expire as follows:   2006 -
$268,000; 2007 - $860,000 and 2008 - $47,000.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

dividends on unallocated shares are used to service the bank borrowings. All shares held by the ESOP are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased prior to December 31, 1992.

During the year ended December 31, 1998, $150,000 of compensation expense was recognized for the ESOP, releasing 44,286 common shares to participant accounts, and is reflected in the chart below under "Employee Benefits."

As permitted by AICPA Statement of Position (SOP) 93-6, compensation expense for shares released during 1998 and 1997 is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. There have been no shares released that were acquired by the ESOP after December 31, 1992. For such shares, compensation expense would be equal to the fair market value of the shares released. Compensation expense related to the ESOP plan was $189,000, $243,000 and $297,000 in 1998, 1997 and 1996, respectively.

Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:

                                                       1998         1997
                                                  ------------------------
Allocated shares                                      798,174      771,854
Unallocated shares                                     44,286       88,572
                                                  ------------------------

TOTAL                                                 842,460      860,426
                                                  ========================

Fair value of allocated shares at December 31     $14,567,000  $10,613,000
                                                  ========================

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

                                    1998                   1997
                              -------------------------------------------
                                         Fair                    Fair
                              Shares     Value        Shares     Value
                              -------------------------------------------
Unallocated shares            20,000     $365,000     20,000     $275,000
                              ===========================================

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Employer contributions to the employee benefit plans are included in the statements of income as follows:

                                                   Years Ended December 31,
                                                   1998     1997     1996
                                                   ------------------------
                                                   (Dollars in thousands)
Employee benefits                                  $826     $809     $703
Interest on employee stock ownership plan debt       39       43       47
                                                   ------------------------

          TOTAL EMPLOYER CONTRIBUTIONS             $865     $852     $750
                                                   ========================

NOTE 12.     STOCK INCENTIVE PLANS

Stock Option Plan:
-----------------

In March 1989, the Corporation adopted the 1988 Stock Option Plan pursuant to which incentive stock options and nonqualified stock options for up to 900,000 shares of Class A common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. In March 1996, the Board of Directors approved an increase in the number of shares reserved for issuance as stock options from 900,000 to 1,500,000.

A summary of the status of the Corporation's stock option plan as of December 31, 1998, 1997 and 1996 and the changes during the years ending on those dates is as follows:

                                    1998                    1997                1996
                            ------------------------------------------------------------------
                                       Weighted-               Weighted-             Weighted-
                                        Average                 Average               Average
                                       Exercise                Exercise              Exercise
                             Shares      Price       Shares     Price      Shares     Price
                            ------------------------------------------------------------------
Outstanding at begin-
  ning of year               659,606   $  9.34       676,682   $ 7.20        787,834   $6.81
Granted                      129,542     16.71       195,650    12.49         12,000    9.25
Exercised                    (56,926)     7.42      (190,826)    5.03       (113,626)   4.66
Terminated and
  reissuable                 (16,600)     9.69       (21,900)    8.66         (9,526)   8.19
                            ---------              ----------              ----------
Outstanding at end
  of year                    715,622     10.82       659,606     9.34        676,682    7.20
                            ==================================================================

Exercisable at end
  of year                     94,880   $  5.81        87,306   $ 5.05          9,000   $4.72

Weighted-average fair
  value per option of
  options granted
  during the year           $   4.17               $    2.46               $    2.69

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                              Options
                      Options Outstanding                   Exercisable
            -----------------------------------------------------------
Exercise        Number            Weighted-Average            Number
Prices       Outstanding     Remaining Contractual Life     Outstanding
-----------------------------------------------------------------------

$ 5.00          22,500                1 years                 22,500
  5.06          49,502                1 years                 49,502
  7.17             678                1 years                    678
  8.25          22,200                1 years                 22,200
  8.75         291,000                3 years                      -
  9.25          12,000                3 years                      -
 12.13         134,800                5 years                      -
 13.75           2,000                1 years                      -
 13.75          52,000                3 years                      -
 16.75         128,942                6 years                      -
            -----------------------------------------------------------
               715,622                4 years                 94,880
            ===========================================================

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

                                    1998        1997       1996
                                  ------------------------------
Net Income (in thousands):
  As reported                     $11,398     $10,371     $9,306
  Pro forma                       $11,254     $10,262     $9,262

Basic earnings per share:
  As reported                     $   .83     $   .75     $  .68
  Pro forma                       $   .82     $   .74     $  .68

Diluted earnings per share:
  As reported                     $   .81     $   .74     $  .67
  Pro forma                       $   .80     $   .73     $  .67

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In addition, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models may not necessarily provide the best single measure of option value.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

                                                                 1997
                                                  ----------------------------------
                                      1998         Block 1      Block 2      Block 3       1996
                                    ---------     ---------     --------     -------     --------

Number of options granted            128,942       139,400       52,000       2,000       12,000
Risk-free interest rate                 5.46%         5.76%        5.74%       5.64%        6.21%
Expected life, in years                    5             6            4           2            5
Expected volatility                    12.05%          6.3%         6.3%        6.3%         6.1%
Expected dividend yield                  2.1%          2.9%         2.9%        2.9%         3.1%
Estimated fair value per option     $   4.17      $   2.89      $  1.39      $  .84      $  2.69

An additional 2,250 options granted in 1997 vested and were exercised during the year ended December 31, 1997. An additional 600 options granted in 1998 vested and were exercised during the year ended December 31, 1998.

Restricted Stock Award Plan:
---------------------------

In January 1993, the Corporation adopted the 1993 Restricted Stock Award Plan pursuant to which restricted stock awards for up to 450,000 shares of Class A common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 1998, there were 8,200 shares under grant with performance restrictions allowed by the plan which expire as follows: 1999 - 4,100 shares, and 2000 - 4,100 shares.

                                          Number of Shares
                                      -------------------------
                                        1998     1997     1996
                                      -------------------------
Under restriction, beginning of year   13,200   18,000   16,500
Granted                                     -        -   18,000
Restrictions released                       -    4,400   16,500
Forfeited and reissuable                5,000      400        -
                                      -------------------------

Under restriction, end of year          8,200   13,200   18,000
                                      =========================

Available to grant, end of year       408,900  403,900  403,500
                                      =========================

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of ($5,000), $80,000, and $77,000 was recognized for financial statement purposes during the years ended December
31, 1998, 1997, and 1996, respectively.  Compensation expense of $0,   $61,000,
and $184,000 was recognized for income tax purposes for the years ended December 31, 1998, 1997, and 1996 respectively.

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 1998:

Balance at the beginning of year     $ 4,875
New loans                              2,227
Repayments                            (1,588)
                                     --------
Balance at end of year               $ 5,514
                                     ========

NOTE 14.     CAPITAL RATIOS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the federal and state regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                              To Be Well
                                                                          Capitalized Under
                                                        For Capital       Prompt Corrective
                                      Actual         Adequacy Purposes    Action Provisions
                                -----------------------------------------------------------
                                Amount     Ratio     Amount     Ratio     Amount     Ratio
                                -----------------------------------------------------------
                                                   (Dollars in Thousands)
As of December 31,  1998:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated                $80,621    13.23%    $48,745    8.0%       N/A        N/A
    Busey Bank                  $76,259    12.74%    $47,894    8.0%      $59,868      10%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated                $73,520    12.07%    $24,373    4.0%       N/A        N/A
    Busey Bank                  $69,158    11.55%    $23,947    4.0%      $35,921     6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated                $73,520     7.87%    $37,354    4.0%       N/A        N/A
    Busey Bank                  $69,158     7.48%    $36,986    4.0%      $46,232     5.0%

As of December 31,  1997:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated                $74,372    13.01%    $45,726    8.0%       N/A        N/A
    Busey Bank                  $70,604    12.59%    $44,850    8.0%      $56,063    10.0%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated                $67,512    11.81%    $22,863    4.0%       N/A        N/A
    Busey Bank                  $63,744    11.37%    $22,425    4.0%      $33,638     6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated                $67,512     7.61%    $35,495    4.0%       N/A        N/A
    Busey Bank                  $63,744     7.27%    $35,068    4.0%      $43,835     5.0%


NOTE 15.     COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk as of December 31, 1998 and 1997, is as follows:

                                                                             1998        1997
                                                                          ----------------------
                                                                          (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                            $129,760    $126,280
  Standby letters of credit                                                  3,816       4,780

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

As of December 31, 1998, the Corporation has no significant futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Lease Commitments
-----------------

At December 31, 1998, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $632,000, $456,000, and $404,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 1998, in thousands, are as follows:

1999                   $  700
2000                      680
2001                      622
2002                      520
2003                      407
Thereafter              2,389
                       ------
                       $5,318
                       ======

NOTE 16.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

Cash and cash equivalents
-------------------------

The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets' fair values.

Securities
----------

For securities available for sale, fair values are based on quoted market prices or dealer quotes, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. The carrying amount of accrued interest receivable approximates fair value.

Loans
-----

For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The carrying amount of accrued interest receivable approximates fair value.

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

Short-term borrowings and long-term debt
----------------------------------------

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying amount of accrued interest payable approximates fair value.

Commitments to extend credit and standby letters of credit
----------------------------------------------------------

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 1998 and 1997, these items are immaterial in nature.

The estimated fair values of the Corporation's financial instruments are as follows:

                                           1998                      1997
                                  -----------------------------------------------
                                  Carrying       Fair       Carrying       Fair
                                   Amount        Value       Amount        Value
                                  -----------------------------------------------
                                             (Dollars in thousands)
Financial assets:
  Cash and cash equivalents       $ 35,644     $ 35,644     $ 62,099     $ 62,099
  Securities                       217,991      217,991      215,514      215,514
  Loans, net                       655,180      659,297      596,077      596,802
  Accrued interest receivable        7,167        7,167        7,464        7,464

Financial liabilities:
  Deposits                         826,704      829,200      811,453      811,198
  Short-term borrowings              5,900        5,900        6,550        6,550
  Long-term debt                    25,000       25,095       10,000        9,982
  Accrued interest payable           3,437        3,437        3,586        3,586

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

NOTE 17.     REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has two reportable segments, Busey Bank and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois.

The Corporation's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of the two segments are the same as those described in the summary of significant accounting policies. The Corporation accounts for intersegment revenue and transfers at current market value.

The following summarized information relates to the Corporation's reportable segments, in thousands:

                                                December 31, 1998
                  -------------------------------------------------------------------------------------
                                   First Busey
                       Busey         Trust &                               Intersegment    Consolidated
                       Bank       Investment Co.   All Other     Totals    Eliminations       Totals
                  -------------------------------------------------------------------------------------
Interest income   $      66,778  $           165  $      108  $   67,051  $          (3)  $      67,048
Interest expense         31,966                -       1,010      32,976             (1)         32,975
Other income              8,003            3,490      16,434      27,927        (14,397)         13,530
Net income               11,758            1,175      11,838      24,771        (13,373)         11,398
Total assets            937,710            3,360     103,617   1,044,687        (93,156)        951,531


                                                December 31, 1997
                  -------------------------------------------------------------------------------------
                                   First Busey
                       Busey         Trust &                               Intersegment    Consolidated
                       Bank       Investment Co.   All Other     Totals    Eliminations       Totals
                  -------------------------------------------------------------------------------------
Interest income   $      63,651  $           137  $       43  $   63,831  $           -   $      63,831
Interest expense         30,647                -         472      31,119              -          31,119
Other income              6,391            3,200      13,659      23,250        (12,871)         10,379
Net income               10,696              987      10,626      22,309        (11,938)         10,371
Total assets            901,073            2,905      96,509   1,000,487        (84,947)        915,540


                                                December 31, 1996
                  -------------------------------------------------------------------------------------
                                   First Busey
                       Busey         Trust &                               Intersegment    Consolidated
                       Bank       Investment Co.   All Other     Totals    Eliminations       Totals
                  -------------------------------------------------------------------------------------
Interest income   $      61,091  $           102  $       35  $   61,228  $         (31)  $      61,197
Interest expense         29,488                -         545      30,033              -          30,033
Other income              5,555            2,685      12,025      20,265        (11,496)          8,769
Net income                9,983              651       9,436      20,070        (10,764)          9,306
Total assets            850,212            2,352      83,059     935,623        (70,705)        864,918

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 18.     PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial data for First Busey Corporation is presented below.

                                  BALANCE SHEETS

                                                                            December 31,
                                                                         ------------------
                                                                           1998      1997
                                                                         ------------------
                                                                         (Dollars in thousands)
ASSETS

Cash and due from subsidiary bank                                        $   208   $   131
Securities available for sale                                              1,993     1,602
Investments in subsidiaries:
  Bank                                                                    78,901    73,485
  Non-bank                                                                 8,764     8,334
Premises and equipment, net                                                   15        48
Other assets                                                               4,797     5,515
                                                                         ------------------
          TOTAL ASSETS                                                   $94,678   $89,115
                                                                         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term corporate borrowings                                        $ 5,500   $ 6,000
  Short-term ESOP borrowings                                                 400       550
  Other liabilities                                                        1,675     1,286
                                                                         ------------------
          TOTAL LIABILITIES                                                7,575     7,836
                                                                         ------------------

Stockholders' equity before unearned ESOP shares and deferred
  compensation for restricted stock awards                                87,536    81,910
Unearned ESOP shares and deferred compensation for restricted
  stock awards                                                              (433)     (631)
                                                                         ------------------
          STOCKHOLDERS' EQUITY                                            87,103    81,279
                                                                         ------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $94,678   $89,115
                                                                         ==================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                              STATEMENTS OF INCOME

                                                              Years Ended December 31,
                                                             -------------------------
                                                               1998      1997    1996
                                                             -------------------------
                                                              (Dollars in thousands)
Operating income:
  Dividends from subsidiaries:
    Bank                                                     $18,000   $ 6,000  $6,000
    Non-bank                                                     975       500     400
  Interest and dividend income                                    40        10      12
  Other income                                                   820       788     579
                                                             -------------------------
          TOTAL OPERATING INCOME                              19,835     7,298   6,991
                                                             -------------------------

Expenses:
  Salaries and employee benefits                                 957     1,124   1,057
  Interest expense                                               971       429     527
  Operating expense                                            1,543     1,425   1,064
                                                             -------------------------
          TOTAL EXPENSES                                       3,471     2,978   2,648
                                                             -------------------------

          INCOME BEFORE INCOME TAX BENEFIT AND
            EQUITY IN UNDISTRIBUTED INCOME OF
            SUBSIDIARIES                                      16,364     4,320   4,343

Income tax benefit                                               872       767     730
                                                             -------------------------

          INCOME BEFORE EQUITY IN UNDISTRIBUTED
            INCOME OF SUBSIDIARIES                            17,236     5,087   5,073

Equity in undistributed income of subsidiaries:
  Bank                                                        (6,242)    4,696   3,983
  Non-bank                                                       404       588     250
                                                             -------------------------

          NET INCOME                                         $11,398   $10,371  $9,306
                                                             =========================


FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                             STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                              -----------------------------
                                                                 1998      1997      1996
                                                              -----------------------------
                                                                  (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                                  $ 11,398   $10,371   $ 9,306
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                  872       972     1,206
    Equity in undistributed net income of subsidiaries           5,838    (5,284)   (4,233)
    Gain on sales of securities                                    (58)      (62)        -
    (Gain) loss on disposal of premises and equipment               11        (1)        6
    Changes in assets and liabilities:
      Increase in other assets                                    (213)     (320)     (445)
      Increase in other liabilities                                389       267       277
                                                              -----------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES             18,237     5,943     6,117
                                                              -----------------------------

Cash Flows from Investing Activities
  Proceeds from sales of securities
    available for sale                                              86       556       136
  Purchases of securities available for sale                      (203)     (473)     (186)
  Proceeds from sales of premises and equipment                      -         1         -
  Purchases of premises and equipment                               (1)       (2)      (66)
  Capital contribution to subsidiary                           (10,000)     (593)        -
                                                              -----------------------------
          NET CASH USED IN INVESTING ACTIVITIES                (10,118)     (511)     (116)

Cash Flows from Financing Activities
  Purchases of treasury stock                                   (2,747)   (3,127)     (605)
  Proceeds from sales of treasury stock                            586     2,834       797
  Proceeds from short-term borrowings                           11,000     2,500     1,000
  Dividends paid                                                (5,381)   (4,762)   (4,378)
  Principal payments on short-term borrowings                  (11,500)   (4,000)   (2,000)
                                                              -----------------------------
          NET CASH USED IN FINANCING ACTIVITIES                 (8,042)   (6,555)   (5,186)
                                                              -----------------------------

          NET (DECREASE) INCREASE IN CASH AND
            DUE FROM BANKS                                          77    (1,123)      815

Cash and due from banks, beginning                                 131     1,254       439
                                                              -----------------------------

Cash and due from banks, ending                               $    208   $   131   $ 1,254
                                                              =============================


FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                      STATEMENTS OF CASH FLOWS (Continued)

                                                      Years Ended December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------------------------
                                                       (Dollars in thousands)
Supplemental Schedule of Noncash Investing and
  Financing Activities
    Principal payments on ESOP debt                   $  150   $  200   $  250
                                                      =========================

    Proceeds from ESOP debt                           $    -   $  250   $    -
                                                      =========================

    Transfer of premises and equipment and other
      assets to subsidiary                            $    -   $5,441   $    -
                                                      =========================

    Issuance of treasury stock for acquisition
      of Busey Travel, Inc.                           $  825   $    -   $    -
                                                      =========================

    Change in unrealized gain on securities
      available for sale - holding company            $  216   $  365   $  174
                                                      =========================

    Increase in deferred income taxes attributable
      to the unrealized gain on securities
      available for sale - holding company            $  (76)  $ (127)  $  (61)
                                                      =========================

    Change in unrealized gain on securities
      available for sale - subsidiaries               $  858   $2,278   $   79
                                                      =========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 19.   UNAUDITED INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

                                                   1998
----------------------------------------------------------------------------
                             December 31   September 30   June 30   March 31
----------------------------------------------------------------------------

Interest income             $     16,649  $      17,062  $ 16,640  $  16,697
Interest expense                   8,341          8,383     8,109      8,142
  Net interest income              8,308          8,679     8,531      8,555
Provision for loan losses              -             50         -        650
Noninterest income                 3,596          3,282     3,350      3,302
Noninterest expense                7,992          7,586     7,514      7,308
----------------------------------------------------------------------------
Income before income taxes         3,912          4,325     4,367      3,899
Income taxes                       1,215          1,336     1,366      1,188
----------------------------------------------------------------------------
   Net income               $      2,697  $       2,989  $  3,001  $   2,711
============================================================================

Basic earnings per share    $       0.20  $        0.22  $   0.22  $    0.19
Diluted earnings per share  $       0.19  $        0.21  $   0.22  $    0.19


                                                   1997
----------------------------------------------------------------------------
                             December 31   September 30   June 30   March 31
----------------------------------------------------------------------------

Interest income             $     16,598  $      16,253  $ 15,703  $  15,277
Interest expense                   8,128          8,005     7,603      7,383
----------------------------------------------------------------------------
  Net interest income              8,470          8,248     8,100      7,894
Provision for loan losses            475            200       200        200
Noninterest income                 2,854          2,532     2,537      2,456
Noninterest expense                7,054          6,811     6,659      6,742
----------------------------------------------------------------------------
Income before income taxes         3,795          3,769     3,778      3,408
Income taxes                       1,119          1,129     1,131      1,000
----------------------------------------------------------------------------
   Net income               $      2,676  $       2,640  $  2,647  $   2,408
============================================================================

Basic earnings per share    $       0.19  $        0.19  $   0.19  $    0.18
Diluted earnings per share  $       0.19  $        0.19  $   0.19  $    0.17

                                MANAGEMENT REPORT
                                   BUSEY BANK
                             AS OF DECEMBER 31, 1998


FINANCIAL STATEMENTS
Management of Busey Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1998, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

INTERNAL CONTROLS
Management is responsible for establishing and maintaining effective internal control over financial reporting. The internal control system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed its internal control over financial reporting as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained effective internal control over financial reporting as of December 31, 1998.

DESIGNATED LAWS
Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes Busey Bank complied, in all material respects, with those designated laws and regulations for the year ended December 31, 1998.



                         ___________________________________
                         Douglas C. Mills, Chairman of the Board
                         First Busey Corporation (Holding Company)



                         ___________________________________
                         P. David Kuhl, President
                         Busey Bank

                         INDEPENDENT ACCOUNTANT'S REPORT





To the Board of Directors
Busey Bank
Urbana, Illinois

We have examined management's assertion that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1998, included in the accompanying management report.

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



/s/ McGladrey & Pullen, LLP

Champaign, Illinois
January 29, 1999