Form 10-Q
period 1999-03-31
FIRST BUSEY CORP /NV/
filed 1999-05-17
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended 3/31/99           Commission File No. 0-15950

                             FIRST BUSEY CORPORATION
             (Exact name of registrant as specified in its charter)

                   Nevada                                  37-1078406
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation of organization)                  Identification No.)

            201 West Main Street
              Urbana, Illinois                                61801
       -------------------------------                 -------------------
           (Address of principal                           (Zip Code)
             executive offices)

       Registrant's telephone number, including area code:  (217) 365-4556


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Class                                    Outstanding at May 1, 1999
     ---------------------------------------  --------------------------
     Class A Common Stock, without par value                  13,626,676







                                                                        1 of 24

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS











                                                                        2 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                           March 31, 1999        December 31, 1998
                                                                           --------------        -----------------
                                                                                   (Dollars in thousands)
ASSETS
Cash and due from banks                                                     $    29,175             $    35,644

Federal funds sold                                                                  700                       0
Securities available for sale (amort. cost 1999, $197,852; 1998, $207,531)      206,375                 217,991
Loans (net of unearned  interest)                                               686,128                 662,281
Allowance for loan losses                                                        (7,338)                 (7,101)
                                                                            ------------            ------------
    Net loans                                                               $   678,790             $   655,180

Premises and equipment                                                           24,671                  24,232
Other assets                                                                     18,735                  18,484
                                                                            ------------            ------------
        Total assets                                                        $   958,446             $   951,531
                                                                            ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                    $    90,064             $    96,555
    Interest bearing                                                            737,753                 730,149
                                                                            ------------            ------------
    Total deposits                                                          $   827,817             $   826,704

Short-term borrowings                                                             5,900                   5,900
Long-term debt                                                                   30,000                  25,000
Other liabilities                                                                 7,446                   6,824
                                                                            ------------            ------------
        Total liabilities                                                   $   871,163             $   864,428
                                                                            ------------            ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                             $         -             $         -
Common stock                                                                      6,291                   6,291
Surplus                                                                          21,445                  21,283
Retained earnings                                                                60,460                  59,028
Unrealized gain (loss) on securities available for sale, net                      5,540                   6,799
                                                                            ------------            ------------
        Total stockholders' equity before treasury stock, unearned ESOP
        shares and deferred compensation for stock grants                   $    93,736             $    93,401
Treasury stock, at cost                                                          (6,026)                 (5,865)
Unearned ESOP shares and deferred compensation for stock grants                    (427)                   (433)
                                                                            ------------            ------------
        Total stockholders' equity                                          $    87,283             $    87,103
                                                                            ------------            ------------
        Total liabilities and stockholders' equity                          $   958,446             $   951,531
                                                                            ============            ============

Common Shares outstanding at period end                                      13,709,629              13,704,938
                                                                            ============            ============



                                                                        3 of 24

                                FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)

                                                                            March 31, 1999        March 31, 1998
                                                                            --------------        --------------
                                                                                  (Dollars in thousands)
ASSETS
Cash and due from banks                                                      $    29,175           $    42,252

Federal funds sold                                                                   700                25,300
Securities available for sale (amort. cost 1999, $197,852;  1998, $209,963)      206,375               219,752

Loans (net of unearned  interest)                                                686,128               610,758
Allowance for loan losses                                                         (7,338)               (7,474)
                                                                             ------------          ------------
    Net loans                                                                $   678,790           $   603,284

Premises and equipment                                                            24,671                24,602
Other assets                                                                      18,735                19,688
                                                                             ------------          ------------
        Total assets                                                         $   958,446           $   934,878
                                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                     $    90,064           $    84,268
    Interest bearing                                                             737,753               716,651
                                                                             ------------          ------------
    Total deposits                                                           $   827,817           $   800,919

Short-term borrowings                                                              5,900                16,550
Long-term debt                                                                    30,000                25,000
Other liabilities                                                                  7,446                 8,832
                                                                             ------------          ------------
        Total liabilities                                                    $   871,163           $   851,301
                                                                             ------------          ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                              $         -           $         -
Common stock                                                                       6,291                 6,291
Surplus                                                                           21,445                21,219
Retained earnings                                                                 60,460                54,406
Unrealized gain (loss) on securities available for sale, net                       5,540                 6,363
                                                                             ------------          ------------
        Total stockholders' equity before treasury stock, unearned ESOP
        shares and deferred compensation for stock grants                    $    93,736           $    88,279
Treasury stock, at cost                                                           (6,026)               (4,082)
Unearned ESOP shares and deferred compensation for stock grants                     (427)                 (620)
                                                                             ------------          ------------
        Total stockholders' equity                                           $    87,283           $    83,577
                                                                             ------------          ------------
        Total liabilities and stockholders' equity                           $   958,446           $   934,878
                                                                             ============          ============

Common Shares outstanding at period end                                       13,709,629            13,786,876
                                                                             ============          ============



                                                                        4 of 24

                             FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                            (UNAUDITED)

                                                                                  1999           1998
                                                                               ---------       --------
                                                                                (Dollars in thousands,
                                                                                except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                 $ 13,673        $13,319
    Interest and dividends on investment securities:
        Taxable interest income                                                   2,306          2,646
        Non-taxable interest income                                                 464            417
        Dividends                                                                    34             35
    Interest on federal funds sold                                                  121            280
                                                                               ---------       --------
        Total interest income                                                  $ 16,598        $16,697
                                                                               ---------       --------
INTEREST EXPENSE:
    Deposits                                                                   $  7,215        $ 7,592
    Short-term borrowings                                                           105            284
    Long-term debt                                                                  368            266
                                                                               ---------       --------
        Total interest expense                                                 $  7,688        $ 8,142
                                                                               ---------       --------
        Net interest income                                                    $  8,910        $ 8,555
    Provision for loan losses                                                       300            650
                                                                               ---------       --------
        Net interest income after provision for loan losses                    $  8,610        $ 7,905
                                                                               ---------       --------
OTHER INCOME:
    Trust                                                                      $    988        $   884
    Commissions and brokers fees, net                                               355            283
    Service charges on deposit accounts                                             732            703
    Other service charges and fees                                                  480            449
    Security gains (losses), net                                                    179            300
    Trading security gains (losses), net                                             (1)            (1)
    Gain on sales of loans                                                          214            186
    Net commissions from travel services                                            279            195
    Other operating income                                                          334            303
                                                                               ---------       --------
        Total other income                                                     $  3,560        $ 3,302
                                                                               ---------       --------
OTHER EXPENSES:
    Salaries and wages                                                         $  3,580        $ 3,386
    Employee benefits                                                               711            665
    Net occupancy expense of bank premises                                          647            621
    Furniture and equipment expenses                                                730            487
    Data processing                                                                 168            486
    Stationery, supplies and printing                                               251            149
    Amortization expense                                                            341            343
    Other operating expenses                                                      1,497          1,171
                                                                               ---------       --------
        Total other expenses                                                   $  7,925        $ 7,308
                                                                               ---------       --------
    Income before income taxes                                                 $  4,245        $ 3,899
        Income taxes                                                              1,306          1,188
                                                                               ---------       --------
        Net income                                                             $  2,939        $ 2,711
                                                                               =========       ========

    Other comprehensive income, before tax:
        Unrealized gains on securities:
            Unrealized holding gains (losses) arising during period             ($1,758)       $ 1,165
            Less reclassification adjustment for gains included in net income      (179)          (300)
                                                                               ---------       --------
    Other comprehensive income, before tax                                       (1,937)           865
        Income tax expense related to items of other comprehensive income           678           (303)
                                                                               ---------       --------
        Other comprehensive income, net of tax                                  ($1,259)       $   562
        Comprehensive income                                                   $  1,680        $ 3,273
                                                                               =========       ========

BASIC EARNINGS PER SHARE                                                       $   0.21        $  0.20
                                                                               =========       ========
DILUTED EARNINGS PER SHARE                                                     $   0.21        $  0.19
                                                                               =========       ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                   $   .110        $ 0.095
                                                                               =========       ========



                                                                        5 of 24

                                   FIRST BUSEY CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                          1999        1998
                                                                                       ----------  ----------
                                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $   2,939   $   2,711
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      1,135         923
        Provision for loan losses                                                            300         650
        Increase in deferred income taxes                                                      6           6
        Amortization of investment security discounts                                        (24)        (41)
        (Gain) on sales of investment securities, net                                       (179)       (300)
        Proceeds from sales of pooled loans                                               25,667      15,831
        Loans originated for sale                                                        (27,779)    (16,944)
        Gain on sale of pooled loans                                                        (214)       (186)
        Loss on sale and disposition of premises and equipment                                 7           -
        Change in assets and liabilities:
            Decrease (increase) in other assets                                              132        (492)
            Increase in accrued expenses                                                    (333)      1,312
            Decrease in interest payable                                                    (113)        (97)
            Increase in income taxes payable                                               1,068       1,125
                                                                                       ----------  ----------
                Net cash provided by operating activities                              $   2,612   $   4,498
                                                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                    $   2,033   $  16,701
    Proceeds from maturities of securities classified available for sale                  51,497      37,853
    Purchase of securities classified available for sale                                 (43,648)    (57,586)
    Increase in federal funds sold                                                          (700)     (6,500)
    Increase in loans                                                                    (21,636)     (6,558)
    Proceeds from sale of premises and equipment                                              20          22
    Purchases of premises and equipment                                                   (1,254)     (2,337)
    Cash acquired in acquisition of Busey Carter Travel, Inc.                                  -         204
                                                                                       ----------  ----------
        Net cash (used in) investing activities                                         ($13,688)   ($18,201)
                                                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in certificates of deposit                                              ($3,941)   ($21,194)
    Net increase  in demand, money market and saving deposits                              5,054      10,660
    Cash dividends paid                                                                   (1,507)     (1,315)
    Purchase of treasury stock                                                              (352)       (886)
    Proceeds from sale of treasury stock                                                     353         391
    Proceeds from short-term notes payable                                                     -      10,000
    Proceeds from long-term borrowings                                                     5,000      15,000
                                                                                       ----------  ----------
        Net cash provided by (used in) financing activities                            $   4,607   $  12,656
                                                                                       ----------  ----------
        Net increase (decrease) in cash and cash equivalents                             ($6,469)    ($1,047)
Cash and due from banks, beginning                                                        35,644      43,299
                                                                                       ----------  ----------
Cash and due from banks, ending                                                        $  29,175   $  42,252
                                                                                       ==========  ==========



                                                                        6 of 24

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

NOTE 2:  LOANS

The major classifications of loans at March 31, 1999 and December 31, 1998 were as follows:

                                                March 31, 1999     December 31, 1998
                                                ------------------------------------
                                                     (Dollars in thousands)
Commercial                                          $ 91,808           $ 80,958
Real estate construction                              51,255             44,713
Real estate - farmland                                14,776             14,184
Real estate - 1-4 family residential mortgage        252,395            246,599
Real estate - multifamily mortgage                    49,758             51,888
Real estate - non-farm nonresidential mortgage       174,748            168,948
Installment                                           34,355             35,919
Agricultural                                          17,033             19,072
                                                ------------------------------------
                                                    $686,128           $662,281
Less:
    Allowance for loan losses                          7,338              7,101
                                                ------------------------------------
    Net loans                                       $678,790           $655,180
                                                ====================================


The real estate-mortgage category includes loans held for sale with carrying values of $13,592,000 at March 31, 1999 and $11,266,000 at December 31, 1998;
these loans had fair market values of $13,689,000 and $11,373,000, respectively.











                                                                        7 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                   1999          1998
                                                                -----------  -----------
Net income                                                      $ 2,939,000  $ 2,711,000
Shares:
    Weighted average common shares outstanding                   13,689,431   13,781,130

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method             298,636      235,312
                                                                -----------  -----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation       13,988,067   14,016,442
                                                                ===========  ===========
Basic earnings per share                                        $      0.21  $      0.20
                                                                ===========  ===========
Diluted earnings per share                                      $      0.21  $      0.19
                                                                ===========  ===========


NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

                                                                                     1999         1998
                                                                                   --------      -------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                                              $ 7,801       $8,239
                                                                                   ========      =======
             Income taxes                                                          $   185       $    0
                                                                                   ========      =======

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                          $    52       $    0
                                                                                   ========      =======

        (Decrease) increase in unrealized gain on securities available
        for sale                                                                    (1,937)      $  865
                                                                                   ========      =======

        (Decrease) increase in deferred income tax assets attributable to the
        unrealized (gain) loss on investment securities available for sale             678        ($303)
                                                                                   ========      =======

        Acquisition of Busey Carter Travel, Inc.:
            Working capital including cash                                                       $  561
            Premises and equipment                                                                   23
            Intangibles and other assets                                                            241
                                                                                                 -------
        Common stock issued from treasury
            to acquire Busey Travel, Inc.                                                        $  825
                                                                                                 =======






                                                                        8 of 24

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 1999 (unaudited) when compared with December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT MARCH 31, 1999 AS COMPARED TO DECEMBER 31, 1998

Total assets increased $6,915,000, or 0.7%, to $958,446,000 at March 31, 1999
from $951,531,000 at December 31, 1998.

Securities available for sale decreased $11,616,000 or 5.3%, to $206,375,000 at March 31, 1999 from $217,991,000 at December 31, 1998.

Loans increased $23,847,000 or 3.6%, to $686,128,000 at March 31, 1999 from
$662,281,000 at December 31, 1998, primarily due to increases in commercial, real estate construction, 1-4 family residential mortgages, and non-farm, non-residential mortgages. These increases were partially offset by decreases in multi-family mortgage loans, installment, and agricultural loans.

Total deposits increased $1,000, or 0.1%, to $827,817,000 at March 31, 1999 from $826,704,000 at December 31, 1998. Non-interest bearing deposits decreased 6.7% to $90,064,000 at March 31, 1999 from $96,555,000 at December 31, 1998.
Interest bearing deposits increased 1.0% to $737,753,000 at March 31, 1999 from $730,149,000 at December 31, 1998. Long-term borrowings increased $5,000,000 to $30,000,000 at March 31, 1999, as compared to $25,000,000 at December 31, 1998.
Proceeds from the increase in long-term borrowings were used to fund loan growth.

In the first three months of 1999, the Corporation repurchased 18,959 shares of its common stock at an aggregate cost of $352,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of March 31, 1999, 65,930 of the 266,882 options which became exercisable on January 1, 1997 (and expire December 31, 1999), have not yet been exercised, 18,300 of the 63,900 options which became exercisable on January 1, 1998 (and expire December 31, 1999) have not yet been exercised, and all of the 2000 options which became exercisable on January 1, 1999, (and expire on December 31, 1998) have not yet been exercised.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                March 31, 1999   December 31,1998
                                                                                --------------   ----------------
                                                                                       (Dollars in thousands)
Non-accrual loans                                                                   $  611           $  526
Loans 90 days past due, still accruing                                               1,439            1,052
Restructured loans                                                                       -                -
Other real estate owned                                                                307              320
Non-performing other assets                                                              8               14
                                                                                    -------          -------
    Total non-performing assets                                                     $2,365           $1,912
                                                                                    =======          =======
Total non-performing assets as a percentage of total assets                           0.25%            0.20%
                                                                                    =======          =======
Total non-performing assets as a percentage of loans plus non-performing assets       0.34%            0.29%
                                                                                    =======          =======

The ratio of non-performing assets to loans plus non-performing assets increased to 0.34% at March 31, 1999 from 0.29 % at December 31, 1998. This was due to increases in the balance of non-accrual loans and loans 90 days past due and still accruing.


                                                                        9 of 24

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO MARCH 31, 1998

SUMMARY
-------

Net income for the three months ended March 31, 1999 increased 8.4% to $2,939,000 as compared to $2,711,000 for the comparable period in 1998. Diluted earnings per share increased 10.5% to $.21 at March 31, 1999 as compared to $.19 for the same period in 1998.

Operating earnings, which exclude security gains (losses) and the related tax expense (benefit), were $2,823,000, or $.20 per share for the three months ended March 31, 1999, as compared to $2,516,000, or $.18 per share for the same period in 1998.

The Corporation's return on average assets was 1.25% for the three months ended March 31, 1999, as compared to 1.20% achieved for the comparable period in 1998. The return on average assets from operations of 1.20% for the three months ended March 31, 1999 was a slight improvement over the 1.11% achieved in the comparable period of 1998.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.22% for the three months ended March 31, 1999, as compared to 4.21% for the same period in 1998. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.93% for the three months ended March 31, 1999, compared to 3.91% for the same period in 1998.

During the three months ended March 31, 1999, the Corporation recognized security gains of approximately $116,000, after income taxes, representing 4.0% of net income. During the same period in 1998, security gains of approximately $195,000 after income taxes were recognized, representing 7.2% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the three months ended March 31, 1999 decreased 0.5% to $16,903,000 from $16,994,000 for the comparable period in 1998. The decrease in interest income resulted from decreases in the average yield on all categories of interest-earning assets and decreases in the average balances in fed funds sold and U.S. Government obligations. These were partially offset by the effect of the increase in average loan balances. The average yield on interest-earning assets decreased 35 basis points for the three months ended March 31, 1999, as compared to the same period in 1998, due primarily to the decline in market interest rates offset by the growth in loan balances.

INTEREST EXPENSE
----------------

Total interest expense decreased 5.6% for the three months ended March 31, 1999 as compared to the prior year period. The decrease resulted primarily from decreases in the average balances of time deposits and other short-term borrowings, combined with lower rates on savings and time deposits for the three months ended March 31, 1999, as compared to the same period in 1998.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $300,000 for the three months ended March 31, 1999 is $350,000 less than the provision for the comparable period in 1998. The provision and the low level of net charge-offs for the period resulted in the reserve representing 1.07% of total loans on March 31, 1999, consistent with the 1.07% level at December 31, 1998. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.


                                                                       10 of 24

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 12.6% for the three months ended March 31, 1999 as compared to the same period in 1998. This was a combination of increased trust revenue, other service charges and fees, and other operating income. Gains of $214,000 were recognized on the sale of $25,454,000 of loans for the three months ended March 31, 1999 as compared to gains of $186,000 on the sale of $15,645,000 of loans in the prior year period.

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

Total other expense increased 8.4% or $617,000 for the three months ended March 31, 1999 as compared to the same period in 1998.

Salaries and wages expense increased $194,000 or 5.7% and employee benefits expense increased $46,000 or 6.9% for the three months ended March 31, 1999, as compared to the same period last year. The Corporation had 439 and 422 full-time-equivalent employees as of March 31, 1999 and 1998, respectively. Occupancy and furniture and equipment expenses increased 24.3% to $1,377,000 for the three months ended March 31, 1999 from $1,108,000 in the prior year period. Data processing expense decreased $318,000 to $168,000 for the three months ended March 31, 1999 from the prior year period. Other operating expenses increased $426,000 or 25.6% for the three months ended March 31, 1999 from the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, increased to 1.94% for the three months ended March 31, 1999 from 1.90% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains and amortization expense). The consolidated efficiency ratio for the three months ended March 31, 1999 was 60.21% as compared to 58.80% for the prior year period. When the gains on the sales of loans are excluded, these ratios are 61.30% and 59.70%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended March 31, 1999 increased to $1,306,000 as compared to $1,188,000 for the comparable period in 1998 due to the higher level of pre-tax income. As a percent of income before taxes, the provision for income taxes increased to 30.8% for the three months ended March 31, 1999 from 30.5% for the same period in 1998.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

REPORTABLE SEGMENTS AND RELATED INFORMATION
-------------------------------------------
First Busey Corporation has two reportable segments, Busey Bank and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois.

The Corporation's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.


                                                                       11 of 24

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

The following summarized information relates to the company's reportable segments, in thousands:

                                                      March 31, 1999
                  ---------------------------------------------------------------------------------------
                                    First Busey
                                      Trust &                                               Consolidated
                  Busey Bank       Investment Co.   All Other   Totals      Eliminations       Totals
                  ---------------------------------------------------------------------------------------
Interest income   $        16,528  $            45  $       26  $   16,599  $          (1)  $      16,598
Interest expense            7,589                -          92       7,681  $           7           7,688
Other income                2,003              999       4,172       7,174  $      (3,614)          3,560
Net income                  2,861              357       3,081       6,299  $      (3,360)          2,939
Total assets              944,218            3,704     103,375   1,051,297  $     (92,851)        958,446


                                                      March 31, 1998
                  ---------------------------------------------------------------------------------------
                                    First Busey
                                      Trust &                                               Consolidated
                  Busey Bank       Investment Co.   All Other   Totals      Eliminations       Totals
                  ---------------------------------------------------------------------------------------
Interest income   $        16,453  $            39  $      208  $   16,700  $          (3)  $      16,697
Interest expense            7,864                -         271       8,135  $           7           8,142
Other income                1,910              896       3,947       6,753  $      (3,451)          3,302
Net income                  2,868              318       2,736       5,922  $      (3,211)          2,711
Total assets              909,618            3,218     120,335   1,033,171  $     (98,293)        934,878


LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $4,500,000 available as of March 31, 1999. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased slightly to 8.5% at March 31, 1999 from 8.4% at December 31, 1998. This is the ratio of total large liabilities to total liabilities. This change was due to a $2,233,000 increase in time deposits over $100,000 partially offset by the increase in long-term debt.


                                                                       12 of 24

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 1999, the Corporation earned $2,939,000 and paid dividends of $1,507,000 to stockholders, resulting in a retention of current earnings of $1,432,000. The Corporation's dividend payout for the three months ended March 31, 1999 was 51.3%. The Corporation's risk-based capital ratio was 13.55% and the leverage ratio was 8.01%as of March 31 1999, as compared to 13.23% and 7.87% respectively as of December 31, 1998. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of March 31, 1999.

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

The Corporation's banking subsidiary, Busey Bank, has an asset-liability committee which meets monthly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/-100 basis points and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of March 31, 1999, is as follows:

                                                                    Basis Point Changes
                                                                -200   -100   +100    +200
                                                               ----------------------------
Percentage  change in net interest income due to an
  immediate change in interest rates over a one-year period    -2.19%  -.70%  -.74%  -1.43%






                                                                       13 of 24

YEAR 2000 COMPLIANCE
--------------------

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

First Busey Corporation has appointed a Year 2000 Project Team, headed by a full-time project coordinator to manage the project. The team members come from all areas of the organization and have experience with the processes and systems in use by the organization.

The Corporation's software and hardware systems provide essential support to all of its businesses. Failure to properly address Year 2000 issues could result in an adverse affect on the daily operations and financial performance of the Corporation. Additionally, those on whom Corporation relies or does business with could also adversely affect the organization if they are not properly prepared. Given the number of possible scenarios it is virtually impossible to determine the potential cost of problems should the Corporation's remediation efforts or the efforts of those with whom it does business not be successful.
In addition should the Corporation fail to make satisfactory progress toward Year 2000 preparedness or not fully comply with government agency mandated steps there could be steps taken by state or federal regulators that would adversely affect the Corporation's business.

The project team has employed a five-step plan to effectively deal with all aspects of the Y2K issue. The first step is awareness during which the project was defined. This was followed closely be the assessment phase where all software, hardware, equipment, physical plant issues and forms were inventoried and a priority assigned as to the importance in overall operations. Items included in the physical plant inventory were HVAC systems, security systems, vaults, and elevators among others.

The third step of the project plan is renovation. This involves making changes to existing items, elimination of unnecessary items or replacement of items. During 1997 and early 1998 Busey Bank conducted a search process to select a new core processing system to replace the system then processed by a third party vendor. The third party processor undertook a project to consolidate systems requiring Busey Bank to convert to another of their systems. The bank took this opportunity to review all options available and select a solution that would be Year 2000 compliant.

The fourth step of the Year 2000 project plan is validation, which involves testing all mission critical items. This step was completed as of March 31,
1999.   Testing will continue throughout 1999 on non-mission critical systems.
The testing will be done on all systems even those such as the core banking applications that were purchased as being Year 2000 compliant. Any systems that have changes made after the initial testing will be re-tested to insure that they remain compliant. The Corporation relies on entities such as the Federal Reserve to conduct banking business. Testing has been done with the Federal Reserve to insure that the services used will be available.

The fifth step of the Corporation's Year 2000 project plan is implementation. This phase involves the review of test results by end users to verify that
performance is as expected.   The Corporation has completed all five steps of
the plan as of March 31, 1999.

In addition to the five-step project plan, First Busey Corporation has also undertaken the challenge to review its customer base and business suppliers for compliance. Several approaches have been taken to achieve an understanding of how well prepared these groups are. Questionnaires have been sent to the Corporation's significant customers and suppliers. These questionnaires were followed up with personal interviews when questionnaire answers did not provide clear indications of the entities' preparedness. The Corporation cannot control the success of any given entity's preparations but is merely trying to have as complete an understanding as possible about all aspects of its business.


                                                                       14 of 24

First Busey Corporation has also developed a business continuity plan to implement should a problem arise. This business continuity plan is complete and will be tested several times prior to the end of 1999. The first test was successfully completed on March 23, 1999. The plan was developed with three scenarios the most critical of which is worst case where there would be no utilities of any kind. The organization has five back-up generators for operating customer service locations and a large generator to power the data processing center, which will support the most critical operations functions.

First Busey Corporation has developed an education program in conjunction with its Year 2000 efforts. The Corporation has provided mandatory training for all
in-house personnel.   The Corporation has also taken a leadership role in
educating the community about the Year 2000 issues through public forums, radio and television sessions, and meetings with community organizations to educate the people in the county about the Year 2000 issues. It is important that the citizens of the communities which the Corporation serves understand what the Year 2000 issues are and also understand the plans and progress that individuals, businesses and government are making to minimize any negative effects of Year 2000.

First Busey Corporation is monitoring its liquidity position and has established a liquidity contingency plan should any unlikely situations occur which would create a need for additional liquidity.

The estimated expense for Busey's Year 2000 renovation efforts is $155,000. The cost of in-house personnel that performed testing and other functions for the Year 2000 project plan is not included, with the exception of the full time Year 2000 Project Coordinator. Of this total figure $67,600 was expensed in 1998. The remaining amount is for projected expenses not yet incurred. Funding for these expenses has been including in the operating budget. Expenses related to the in-house data processing solution conversion are considered to be in the normal course of business and not Year 2000 related.










                                                                       15 of 24

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 1999.

                                                                Rate Sensitive Within
                                     ------------------------------------------------------------------------
                                        1-30         31-90        91-180     181 Days -     Over
                                        Days          Days         Days        1 Year      1 Year     Total
                                     ------------------------------------------------------------------------
                                                                (Dollars in thousands)

Federal funds sold                   $      700   $        -   $        -   $         -   $      -   $    700
Investment securities
    U.S. Governments                     12,954       15,962       11,026        38,190     67,994    146,126
    Obligations of states and
        political subdivisions              241          379            -         3,593     35,613     39,826
    Other securities                      6,913          202          758           760     11,790     20,423
Loans (net of unearned int.)            217,002       60,079       66,315       102,825    239,907    686,128
                                     ------------------------------------------------------------------------
    Total rate-sensitive assets      $  237,810   $   76,622   $   78,099   $   145,368   $355,304   $893,203
                                     ------------------------------------------------------------------------

Interest bearing transaction         $   31,198            -            -             -          -   $ 31,198
    deposits                             88,614            -            -             -          -     88,614
Savings deposits                        285,244            -            -             -          -    285,244
Money market deposits                    45,944       54,543       64,437        82,383     85,390    332,697
Time deposits
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                 -            -            -             -          -          -
    Other                                 5,900            -            -             -          -      5,900
Long-term debt                                -            -            -         5,000     25,000     30,000
                                     ------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                  $  456,900   $   54,543   $   64,437   $    87,383   $110,390   $773,653
                                     ------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities    ($219,090)  $   22,079   $   13,662   $     7,985   $244,914   $119,550
                                     ------------------------------------------------------------------------

    Cumulative Gap                    ($219,090)   ($197,011)   ($183,349)    ($125,364)  $119,550
                                     ========================================================================
    Cumulative amounts as a
       percentage of total
        rate-sensitive assets            -24.53%      -22.06%      -20.53%       -14.04%     13.38%
                                     ========================================================================
    Cumulative ratio                      0.52x        0.61x        0.68x         0.81x      1.15x
                                     ========================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $219.0 million in the 1-30 day repricing category. The gap beyond 30 days becomes slightly less liability sensitive as rate-sensitive assets that reprice in those time periods are greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at March 31, 1999 will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 30 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.


                                                                       16 of 24

                             FIRST BUSEY CORPORATION AND SUBSIDIARIES
                             AVERAGE BALANCE SHEETS AND INTEREST RATES
                              QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                          1999                             1998
                                              ----------------------------     ----------------------------
                                              Average    Income/    Yield/     Average    Income/    Yield/
                                              Balance    Expense    Rate       Balance    Expense    Rate
                                              ----------------------------     ----------------------------
                                                                (Dollars in thousands)
ASSETS
    Federal funds sold                        $ 10,532   $   121    4.66%      $ 20,616   $   280    5.51%
    Investment securities
        U.S. Government obligations            149,384     2,116    5.74%       170,876     2,436    5.78%
        Obligations of states and political
            subdivisions (1)                    38,456       714    7.53%        31,890       642    8.16%
        Other securities                        21,029       224    4.32%        21,941       246    4.55%
    Loans (net of unearned interest) (1) (2)   666,260    13,728    8.36%       606,971    13,390    8.95%
                                              ------------------               ------------------
    Total interest earning assets             $885,661   $16,903    7.74%      $852,294   $16,994    8.09%
                                                         =======                          =======

    Cash and due from banks                     29,714                           32,636
    Premises and equipment                      24,487                           23,309
    Reserve for possible loan losses            (7,203)                          (7,011)
    Other assets                                19,094                           17,432
                                              ---------                        ---------

Total Assets                                  $951,753                         $918,660
                                              =========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits     $ 13,278   $    52    1.59%      $ 10,965   $    52    1.92%
    Savings deposits                            85,856       645    3.05%        80,497       662    3.34%
    Money market deposits                      300,737     2,244    3.03%       261,922     1,898    2.94%
    Time deposits                              334,485     4,274    5.18%       363,132     4,980    5.56%
    Short-term borrowings:
        Federal funds purchased and
         repurchase agreements                     481         6    5.06%           419         6    5.81%
        Other                                    5,900        99    6.81%        14,050       278    8.02%
    Long-term debt                              27,111       368    5.50%        18,944       266    5.69%
                                              ------------------               ------------------
    Total interest bearing liabilities        $767,848   $ 7,688    4.06%      $749,929   $ 8,142    4.40%
                                                         =======                          =======

    Net interest spread                                             3.68%                            3.69%
                                                                    =====                            =====

    Demand deposits                             89,223                           78,479
    Other liabilities                            7,891                            7,815
    Stockholders' equity                        86,791                           82,437
                                              ---------                        ---------

Total Liabilities and Stockholders' Equity    $951,753                         $918,660
                                              =========                        =========

Interest income / earning assets (1)          $885,661   $16,903    7.74%      $852,294   $16,994    8.09%
Interest expense / earning assets             $885,661   $ 7,688    3.52%       852,294     8,142    3.87%
                                                         ----------------                 ----------------

Net interest margin (1)                                  $ 9,215    4.22%                 $ 8,852    4.21%
                                                         ================                 ================

    (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.
    (2)  Non-accrual loans have been included in average loans, net of unearned interest.


                                                                       17 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     QUARTERS ENDED MARCH 31, 1999 AND 1998

                                                            Change due to (1)

                                                 Average        Average       Total
                                                 Volume        Yield/Rate     Change
                                                 -----------------------------------

                                                         (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                            ($121)         ($38)        ($159)
    Investment securities:
        U.S. Government obligations                (305)          (15)         (320)
        Obligations of states and political
            subdivisions (2)                        116           (44)           72
        Other securities                            (10)          (12)          (22)
    Loans (2)                                     1,042          (704)          338
                                                 -----------------------------------

Change in interest income (2)                    $  722         ($813)         ($91)
                                                 -----------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits           ($2)       $    2        $    0
    Savings deposits                                 57           (74)          (17)
    Money market deposits                           288            58           346
    Time deposits                                  (378)         (328)         (706)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                0             0             0
        Other                                      (142)          (37)         (179)
    Long-term debt                                  111            (9)          102
                                                 -----------------------------------

Change in interest expense                         ($66)        ($388)        ($454)
                                                 -----------------------------------

Increase in net interest income (2)              $  788         ($425)       $  363
                                                 ===================================

 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.






                                                                       18 of 24

                           PART II - OTHER INFORMATION


ITEM 4:

The annual meeting of Stockholders of First Busey Corporation was held on April 20, 1999. At that meeting, the following matters were approved by the
Stockholders:

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

2. To consider and act upon the proposed Restated Articles of Incorporation of the Company, revised to delete all references to the authorization of Class B Common Stock, none of which is currently outstanding.

       For:      10,801,523  (79.26%)
       Against:       7,438   (0.05%)
       Abstain:      85,513   (0.62%)

3.     To approve the First Busey Corporation 1999 Stock Option Plan.

       For:      10,697,607  (78.50%)
       Against:      74,574   (0.54%)
       Abstain:     122,293   (0.89%)

4. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 1999.

       For:      10,714,157  (78.63%)
       Against:      30,238   (0.22%)
       Abstain:     150,079   (1.10%)


ITEM 5:

    Exhibits and Reports on Form 8-K

       (a) During the three months ended March 31, 1999, the Corporation filed a report on Form 8-K dated February 25, 1999, relating to a press release dated February 19, 1999, announcing a program to repurchase up to 500,000 shares of its common stock.

       (b) Following are the Restated Articles of Incorporation approved by the Shareholders of Record at the April 20, 1999 Annual Shareholders' Meeting:


                                                                       19 of 24

                       RESTATED ARTICLES OF INCORPORATION

                                       OF

                             FIRST BUSEY CORPORATION

     First. The name of the corporation (hereinafter called the Corporation) is:

                             First Busey Corporation

     Second. The address of the Corporation's Registered Office in the State of Nevada is 3800 Howard Hughes Parkway, Las Vegas, Nevada, County of Clark,
89109. The name of the Corporation's Registered Agent at such address is Vargas & Bartlett.

     Third. The nature of the business or purposes of the Corporation is as follows:

          To engage in any lawful act or activity for which corporations may be organized under the Nevada Revised Statutes.

     Fourth. A. Classes and Number of Shares. The total number of shares of all classes of stock the Corporation shall have authority to issue is 41,000,000 shares. The classes and the aggregate number of shares of stock of each class which the Corporation shall have authority to issue are as follows:

          1.  40,000,000 shares of Common Stock, without par value.

          2.  1,000,000 shares of Preferred Stock, without par value.

     B.  Powers and Rights of Common Stock.

          1. Voting Rights and Powers. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of the Common Stock shall be entitled to cast thereon one (1) vote in person or by proxy for each share of the Common Stock standing in his name.

          2.  Dividends and Distributions.

               a. Cash Dividends. When cash dividends may be declared by the Board of Directors, and for purposes of calculating the cash dividend to be paid on shares of the Common Stock, the amount of the cash dividend declared and payable on shares of the Common Stock, determined in accordance with this provision, may be rounded up to the next highest half cent or fraction thereof.

               b. Other Dividends and Distributions. Each share of the Common Stock shall be equal in respect of rights to dividends (other than cash) and distributions, when and as declared, in the form of stock or other property of the Corporation, except that in the case of dividends or other distributions payable in stock of the Corporation, including distributions pursuant to stock split-ups or divisions, only shares of the Common Stock shall be distributed with respect to the Common Stock.


                                                                       20 of 24

          3. Other Rights. Except as otherwise required by the Nevada Revised Statutes, or as otherwise provided in the Articles of Incorporation, each share of the Common Stock shall have identical powers, preferences and rights, including rights in liquidation.

          4. Issuance of the Common Stock. The Board of Directors of the Corporation may from time to time authorize by resolution the issuance of any or all of the authorized but unissued shares of the Common Stock for such purposes, in such amounts, to such persons, corporations or entities, for such consideration, all as the Board of Directors at its discretion may determine and without any vote or other action by the stockholders, except as otherwise required by law. The Board of Directors may issue shares of the Common Stock in the form of a distribution or distributions pursuant to a stock dividend or split-up of the shares of the Common Stock only to the then holders of the outstanding shares of the Common Stock.

     C.     Powers and Rights of Preferred Stock.

          1. Shares of Preferred Stock may be issued in one or more series at such time or times and for such consideration as the Board of Directors may determine. Each such series shall be given a distinguishing designation. All shares of any one series shall have preferences, limitations and relative rights identical with those of other shares of the same series and, except to the extent otherwise provided in the description of such series, with those of other shares of Preferred Stock.

          2. Authority is hereby expressly granted to the Board of Directors to fix from time to time, by resolution or resolutions providing for the establishment and/or issuance of any series of Preferred Stock, the designation of such series and the preferences, limitations and relative rights of the shares of such series, including the following:

               a. The distinctive designation and number of shares comprising such series, which number may (except as otherwise provided by the Board of Directors in creating such series) be increased or decreased (but not below the number of shares then outstanding) from time to time by action of the Board of Directors;

               b. The voting rights, if any, which shares of that series shall have, which may be special, conditional, limited or otherwise;

               c. The rate of dividends, if any, on the shares of that series, whether dividends shall be non-cumulative, cumulative to the extent earned, partially cumulative or cumulative (and, if cumulative, from which date or dates), whether dividends shall be payable in cash, property or rights, or in shares of the Corporation's capital stock, and the relative rights of priority, if any, of payment of dividends on shares of that series over shares of any other series or over the Common Stock;

               d. Whether the shares of that series shall be redeemable and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, the event or events upon or after which they shall be redeemable, whether they shall be redeemable at the option of the Corporation, the stockholder or another person, the amount per share payable in case of redemption (which amount may vary under different conditions and at different redemption dates), whether such amount shall be a designated amount or an amount determined in accordance with a designated formula or by reference to extrinsic data or events and whether such amount shall be paid in cash, indebtedness, securities or other property or rights, including securities of any other corporation;


                                                                       21 of 24

               e. Whether that series shall have a sinking fund for the redemption or purchase of shares of that series and, if so, the terms of and amounts payable into such sinking fund;

               f. The rights to which the holders of the shares of that series shall be entitled in the event of voluntary or involuntary dissolution or liquidation of the Corporation, and the relative rights of priority, if any, of payment of shares of that series over shares of any other series or over the Common Stock in any such event;

               g. Whether the shares of that series shall be convertible into or exchangeable for cash, shares of stock of any other class or any other series, indebtedness, or other property or rights, including securities of another corporation, and, if so, the terms and conditions of such conversion or exchange, including the rate or rates of conversion or exchange, and whether such rate shall be a designated amount or an amount determined in accordance with a designated formula or by reference to extrinsic data or events, the date or dates upon or after which they shall be convertible or exchangeable, the duration for which they shall be convertible or exchangeable, the event or events upon or after which they shall be convertible or exchangeable, and whether they shall be convertible or exchangeable at the option of the Corporation, the stockholder or another person, and the method (if any) of adjusting the rate of conversion or exchange in the event of a stock split, stock dividend, combination of shares or similar event;

               h. Whether the issuance of any additional shares of such series, or of any shares of any other series, shall be subject to restrictions as to issuance, or as to the powers, preferences or rights of any such other series; and

               i. Any other preferences, privileges and powers and relative, participating, optional or other special rights and qualifications, limitations or restrictions of such series, as the Board of Directors may deem advisable and as shall not be inconsistent with the provisions of this Article and to the full extent now or hereafter permitted by the laws of the State of Nevada.

     Fifth. The number of directors shall be fixed by, or in the manner provided in, the By-Laws.

     Sixth.  The Corporation shall have perpetual existence.

     Seventh. The stockholders, officers or directors of the Corporation shall not be personally liable for the payment of the Corporation's debts except as they may be liable by reason of their own conduct or acts.

     Eighth. The Board of Directors is expressly authorized and empowered to make, alter and repeal the By-Laws of the Corporation, subject to the power of the stockholders of the Corporation, to alter or repeal any By-Laws of the Corporation.

     Ninth. The Corporation reserves the right at any time and from time to time to amend, alter, change or repeal any provision contained in the Articles of Incorporation and add or insert any other provision authorized by the laws of the State of Nevada in the manner now or hereafter prescribed by law. All rights, preferences or privileges of whatever nature conferred upon stockholders, directors or any other persons whomsoever by and pursuant to these Articles of Incorporation in its present form or as hereafter amended are granted subject to the rights now reserved in this Article.

     Tenth. No director or officer shall be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty, provided that this Section shall not eliminate or limit the liability of a director or officer for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (ii) the payment of distributions in violation of
Section 78.300 of the Nevada Revised Statutes.


                                                                       22 of 24

     Eleventh. Meetings of stockholders may be held within or without the State of Nevada, as the By-Laws of the Corporation may provide. The books of the Corporation may be kept outside the State of Nevada at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation, except as otherwise required by the Nevada Revised Statutes. Election of directors need not be by written ballot unless the By-Laws of the Corporation so provide.

     Twelveth. The Corporation expressly elects not to be governed by Sections 78.411-78.444, inclusive, of the Nevada Revised Statutes, as the same may be amended or supplemented from time to time.

     Thirteenth.  The Corporation shall, to the fullest extent permitted by
Section 78.751 of the Nevada Revised Statutes, as the same may be amended or supplemented from time to time, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all of the expenses, liabilities or other matters referred to in or covered by said Section 78.751, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Laws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

     In Witness Whereof, the undersigned officers hereby declare that the statements made in the foregoing correctly sets forth the text of the Articles of Incorporation of the Corporations adopted and amended at a meeting of the shareholders and directors on April 20, 1999.

Dated:  April 22, 1999

SIGNATURES:



//Douglas C. Mills//                    //Barbara J. Kuhl//
----------------------------            --------------------------
Douglas C.  Mills, President            Barbara J. Kuhl, Secretary




Subscribed and sworn to before me this 22nd day of April, 1999.


                                                                  (Seal)
----------------------------            --------------------------
      Notary Public


Commission expires __________,_____.






                                                                       23 of 24

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)




                              By:  //Barbara J. Jones//
                                   --------------------------------------------

                                   Barbara J. Jones
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)




Date:  May 14, 1999









                                                                       24 of 24