Form 10-K/A
period 1998-12-31
FIRST BUSEY CORP /NV/
filed 1999-06-30
CIK 314489

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit     Description of Exhibit                                   Sequentially
Number                                                               Numbered Page
----------------------------------------------------------------------------------
3.1         Certificate of Incorporation of First Busey
            Corporation (filed as Appendix B to First Busey's
            definitive proxy statement filed with the
            Commission on April 5, 1993 (Commission File No. 0-
            15950), and incorporated herein by reference)

3.2         By-Laws of First Busey Corporation (filed as
            Appendix C to First Busey's definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.1        First Busey Corporation 1993 Restricted Stock Award
            Plan (filed as Appendix E to First Busey's definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-
            15950), and incorporated herein by reference)

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

21.1        List of Subsidiaries of First Busey Corporation

23.1        Consent of Independent Public Accountants

99.1        Form 11-K Annual Report for First Busey Corporation
            Profit Sharing Plan and Trust (Registration No. 33-
            30095) for the fiscal year ended December 31, 1998.

99.2        Form 11-K Annual Report for First Busey Corporation
            Employee Stock Ownership Plan (Registration No. 33-
            60402) for the fiscal year ended December 31, 1998.

FINANCIAL STATEMENT SCHEDULES

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.

              FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS


                                                   Page
                                                   ----
             Independent Auditor's Report          36
             Consolidated Balance Sheets           37
             Consolidated Statements of Income     38
             Consolidated Statements of            39-41
             Stockholders' Equity
             Consolidated Statements of Cash       42-44
             Flows
             Notes to Consolidated Financial       45-73
             Statements
             Management Report                     74
             Independent Accountant's Report       75


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

                                                  EXHIBIT 99.1



                                   FORM 11 - K

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

              FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
                                  (the "Plan")

               B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                             FIRST BUSEY CORPORATION
                              201 WEST MAIN STREET
                             URBANA, ILLINOIS 61801

                             FIRST BUSEY CORPORATION
                          PROFIT SHARING PLAN AND TRUST


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 1998 AND 1997

                                    CONTENTS




-------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                             1
-------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                         2

  Statements of changes in net assets available for benefits              3

  Notes to financial statements                                      4 - 14

-------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULES

  Line 27a - Schedule of assets held for investment purposes        15 - 21

  Line 27d - Schedule of reportable transactions                         22

  Party in interest transactions                                         23

-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Profit Sharing Committee and Participants
FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1998 and 1997, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary schedules of assets held for investment purposes, reportable transactions and party in interest transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Champaign, Illinois
June 14, 1999

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1998 AND 1997

                                                    1998          1997
                                                    ----          ----
ASSETS
Investments at fair value:
  Common stock                                  $13,686,365  $10,393,855
  Preferred stock                                    56,125
  Shares of registered investment companies       8,382,379    6,329,272
  Corporate bonds, notes and commercial paper     1,681,210    1,232,751
  Short-term investments                          1,690,755      660,934
  Notes receivable, participants                    171,914      209,730
  Taxable municipal bonds                           102,030      175,550
  U. S. Treasury and federal agency securities       81,000       70,459
  Notes receivable, other                            66,594       79,236
  Other                                               4,105
                                                -----------  -----------
                                                 25,922,477   19,151,787
                                                -----------  -----------

Receivables:
  Accrued interest and dividends                    157,915      241,799
  Employers' contributions                                       602,836
  Participants' contributions                        29,099       55,914
  Other                                                 362        1,310
                                                -----------  -----------
                                                    187,376      901,859
                                                -----------  -----------

          TOTAL ASSETS                           26,109,853   20,053,646
                                                -----------  -----------

LIABILITIES
  Cash overdraft                                         65        1,757
                                                -----------  -----------
          TOTAL LIABILITIES                              65        1,757
                                                -----------  -----------

NET ASSETS AVAILABLE FOR BENEFITS               $26,109,788  $20,051,889
                                                -----------  -----------

See Notes to Financial Statements.

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998          1997          1996
                                                      ----          ----          ----
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value of investments  $ 4,480,757  $ 3,130,723  $ 1,861,216
    Interest and dividends                             476,598      520,750      497,183
                                                   -----------  -----------  -----------
                                                     4,957,355    3,651,473    2,358,399
                                                   -----------  -----------  -----------

  Contributions:
    Employers                                          622,590      603,301      491,200
    Employees                                          792,785      702,638      650,421
    Employee contributions representing transfers
      from another qualified retirement trust          427,494        2,846      139,992
                                                   -----------  -----------  -----------
                                                     1,842,869    1,308,785    1,281,613
                                                   -----------  -----------  -----------

          TOTAL ADDITIONS                            6,800,224    4,960,258    3,640,012
                                                   -----------  -----------  -----------

Deductions from net assets attributed to:
  Benefits paid to participants                        581,684      892,555      509,641
  Administrative expenses                              160,641      103,582       85,808
                                                   -----------  -----------  -----------

          TOTAL DEDUCTIONS                             742,325      996,137      595,449
                                                   -----------  -----------  -----------

          NET INCREASE                               6,057,899    3,964,121    3,044,563

Net assets available for benefits:
  Beginning of year                                 20,051,889   16,087,768   13,043,205
                                                   -----------  -----------  -----------

  End of year                                      $26,109,788  $20,051,889  $16,087,768
                                                   -----------  -----------  -----------

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

Investment valuation and income recognition:

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

     Benefits are recorded when paid.

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

     The Employers' contributions to the profit sharing portion of the Plan are determined by the Board of Directors. The Employers also make matching contributions to the 401(k) portion of the Plan equal to a percentage of the first 6% of total compensation that a participant contributes to the Plan. The Employers' matching contribution is dependent upon the earnings per share attained by First Busey Corporation. The Board of Directors approves the level of matching contributions each year.

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

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Investment options:

     Upon enrollment in the 401(k) plan, a participant may direct contributions in any of seven investment options as follows:

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

          Self-Directed Accounts - Funds are invested in any type of investment as chosen by the participant.

     Participants may change their investment options quarterly.

Notes receivable, participants:

     Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loan transactions are treated as a transfer to
     (from) the investment fund from (to) the Participant Notes fund. Loan terms range from 3 years or up to 10 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at the prime rate as set by American National Bank. Interest rates range from 7.5 percent to 10.0 percent and are fixed over the term of the loan. Principal and interest is paid ratably through monthly payroll deductions.

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

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Forfeited accounts:

     For the year ending December 31, 1998, forfeited non-vested profit-sharing accounts totaled $12,417. These accounts have been allocated to profit sharing plan participants' accounts.


          INVESTMENTS

The following table presents the fair values of investments as of December 31, 1998 and 1997. Investments that represent 5 percent or more of the Plan's net assets as of December 31, 1998 are separately identified.

                                                           1998                       1997
                                                -------------------------  -------------------------
                                                   Number of                 Number of
                                                   Shares or                 Shares or
                                                   Principal                 Principal
                                                    Amount     Fair Value      Amount     Fair Value
                                                ------------  -----------  ------------  -----------
Investments at fair value:
  Common and preferred stock:
    First Busey Corporation, Class A                 544,937    9,945,100       265,720    7,307,300
    Other                                            113,040    3,797,390        83,427    3,086,555
  Shares of registered investment companies:
    Federated Max-Cap Fund #39                   101,964.960    2,587,871    76,957.448    1,556,849
    Other                                        228,046.166    5,794,508   199,755.014    4,772,423
  Corporate bonds, notes and commercial
    paper                                       $  1,650,000    1,681,210  $  1,225,000    1,232,751
  Short-term investments                        $  1,690,755    1,690,755  $    660,934      660,934
  Notes receivable, participants                $    171,914      171,914  $    209,730      209,730
  Taxable municipal bonds                       $    100,119      102,030  $    175,000      175,550
  U. S. Treasury and Federal Agency
    Securities                                  $     80,000       81,000  $     70,000       70,459
  Notes receivable, other                       $     66,594       66,594  $     79,236       79,236
  Other                                                    1  $     4,105                $
                                                              -----------                -----------

                                                              $25,922,477                $19,151,787
                                                              -----------                -----------


FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

During the years ended December 31, 1998, 1997 and 1996 the Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value by $4,480,757, $3,130,723 and $1,861,216, respectively, as follows:

                                                    1998        1997         1996
                                                    ----        ----         ----
Investments at fair value:
  Common stocks                                 $3,030,470  $1,965,208   $1,196,471
  Preferred stock                                    6,125
  Shares of registered investment companies      1,426,388   1,149,336      612,675
  Corporate bonds, notes and commercial paper       15,970       5,557      (40,171)
  Taxable municipal bonds                            1,392      (4,753)      (5,372)
  U. S. Treasury and federal agency securities         412      15,375      (12,098)
  Common trust fund                                                         109,711
                                                ----------  -----------  -----------

                                                $4,480,757  $3,130,723   $1,861,216
                                                ----------  -----------  -----------


          PARTY IN INTEREST TRANSACTIONS

Parties in interest include fiduciaries or employees of the plan, any person who provides services to the plan, an employer whose employees are covered by the plan, an employee organization whose members are covered by the plan, a person who owns 50 percent or more of such an employer or employee association, or relatives of such persons just listed.

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $116,206, $61,110 and $52,541 for the three years ended December 31, 1998, 1997 and 1996, respectively.

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

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                December 31, 1998
                                                                -----------------
                                                   Participant Directed Profit Sharing & 401(k)
                                                   --------------------------------------------
                                                   Equity          FBC                                                    S&P 500
                                    Balanced       Growth         Stock          CD          Loan       International      Index
                                      Fund          Fund          Fund          Fund        Account          Fund           Fund
                                  -------------------------------------------------------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                    $2,387,514    $             $ 9,937,800     $            $            $               $
  Preferred stock                     33,675
  Shares of registered
    investment companies             560,386     4,287,782                                                 946,340       2,587,871
  Corporate bonds, notes and
    commercial paper               1,631,210
  Short-term investments             227,146        87,846         30,306      696,206                       1,919           8,541
  Notes receivable, participants                                                            171,914
  Taxable municipal bonds            102,030
  U.S. Treasury and federal
    agency securities                 81,000
  Notes receivable, other             66,594
  Other
                                  -------------------------------------------------------------------------------------------------
                                   5,089,555     4,375,628      9,968,106      696,206      171,914        948,259       2,596,412
                                  -------------------------------------------------------------------------------------------------

Receivables:
  Interfund (payable)/receivable      87,175       149,191        251,781       13,788                      29,056          57,215
  Accrued interest and dividends      31,415        46,582            126       27,037                      50,341              17
  Employers' contribution
  Participants' contributions          3,985         6,823         11,768          719                       1,396           2,795
  Other                                                 57             34                                      (56)            (23)
                                  -------------------------------------------------------------------------------------------------
                                     122,575       202,653        263,709       41,544                      80,737          60,004
                                  -------------------------------------------------------------------------------------------------
          TOTAL ASSETS             5,212,130     4,578,281     10,231,815      737,750      171,914      1,028,996       2,656,416
                                  -------------------------------------------------------------------------------------------------


LIABILITIES
Cash overdraft                                                                      65
                                  -------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                         65
                                  -------------------------------------------------------------------------------------------------

NET ASSETS AVAILABLE
  FOR BENEFITS                    $5,212,130    $4,578,281    $10,231,815     $737,685     $171,914     $1,028,996      $2,656,416
                                  -------------------------------------------------------------------------------------------------




                                                 December 31, 1998
                                                 -----------------
                                    Participant Directed Profit Sharing & 401(k)
                                    --------------------------------------------
                                   Financial      Self-
                                  Institution   Directed       Holding
                                     Fund       Accounts       Account        Total
                                  ----------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                    $1,167,091    $193,960      $            $13,686,365
  Preferred stock                     22,450                                    56,125
  Shares of registered
    investment companies                                                     8,382,379
  Corporate bonds, notes and
    commercial paper                  30,000      20,000                     1,681,210
  Short-term investments              15,578       3,110       620,103       1,690,755
  Notes receivable, participants                                               171,914
  Taxable municipal bonds                                                      102,030
  U.S. Treasury and federal
    agency securities                                                           81,000
  Notes receivable, other                                                       66,594
  Other                                            4,105                         4,105
                                  ----------------------------------------------------
                                   1,235,119     221,175       620,103      25,922,477
                                  ----------------------------------------------------

Receivables:
  Interfund (payable)/receivable      34,631                  (622,837)
  Accrued interest and dividends          53          10         2,334         157,915
  Employers' contribution
  Participants' contributions          1,613                                    29,099
  Other                                              (50)          400             362
                                  ----------------------------------------------------
                                      36,297         (40)     (620,103)        187,376
                                  ----------------------------------------------------
          TOTAL ASSETS             1,271,416     221,135                    26,109,853
                                  ----------------------------------------------------


LIABILITIES
Cash overdraft                                                                      65
                                  ----------------------------------------------------
          TOTAL LIABILITIES                                                         65
                                  ----------------------------------------------------

NET ASSETS AVAILABLE
  FOR BENEFITS                    $1,271,416    $221,135      $            $26,109,788
                                  ----------------------------------------------------


FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7.  STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                                December 31, 1997
                                                                -----------------
                                                   Participant Directed Profit Sharing & 401(k)
                                                   --------------------------------------------
                                                   Equity          FBC                                                   S&P 500
                                    Balanced       Growth         Stock         CD          Loan       International      Index
                                      Fund          Fund          Fund         Fund        Account          Fund           Fund
                                  ----------------------------------------------------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                    $1,898,651    $             $7,301,800     $            $            $              $
  Shares of registered
    investment companies             446,126     3,336,954                                                954,032      1,556,849
  Corporate bonds, notes and
    commercial paper               1,232,751
  Short-term investments             124,359        90,340        45,292      336,491                      26,116            246
  Taxable municipal bonds            175,550
  U.S. Treasury and federal
    agency securities                 70,459
  Notes receivable, participants                                                           209,730
  Notes receivable, other             79,236
                                  ----------------------------------------------------------------------------------------------
                                   4,027,132     3,427,294     7,347,092      336,491      209,730        980,148      1,557,095
                                  ----------------------------------------------------------------------------------------------

Receivables:
  Interfund (payable)/receivable      (9,428)        3,438           244          239                       2,049          2,159
  Accrued interest and dividends      51,160       129,034         1,594           65                      56,860            327
  Employers' contribution             97,518       134,445       221,394        8,553                      54,036         61,718
  Participants' contributions          5,421        14,142        32,224          753                       3,374
  Other                                                            1,223           87
                                  ----------------------------------------------------------------------------------------------
                                     144,671       281,059       256,679        9,697                     116,319         64,204
                                  ----------------------------------------------------------------------------------------------
          TOTAL ASSETS             4,171,803     3,708,353     7,603,771      346,188      209,730      1,096,467      1,621,299
                                  ----------------------------------------------------------------------------------------------

LIABILITIES
Cash overdraft                                                                  1,757
Other
                                  ----------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                     1,757
                                  ----------------------------------------------------------------------------------------------

NET ASSETS AVAILABLE
  FOR BENEFITS                    $4,171,803    $3,708,353    $7,603,771     $344,431     $209,730     $1,096,467     $1,621,299
                                  ----------------------------------------------------------------------------------------------




                                                 December 31, 1997
                                                 -----------------
                                    Participant Directed Profit Sharing & 401(k)
                                    --------------------------------------------
                                   Financial      Self-
                                  Institution   Directed     Holding
                                     Fund       Accounts     Account       Total
                                  -------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                    $  994,089    $199,315     $          $10,393,855
  Shares of registered
    investment companies                          35,311                  6,329,272
  Corporate bonds, notes and
    commercial paper                                                      1,232,751
  Short-term investments              30,124       5,061      2,905         660,934
  Taxable municipal bonds                                                   175,550
  U.S. Treasury and federal
    agency securities                                                        70,459
  Notes receivable, participants                                            209,730
  Notes receivable, other                                                    79,236
                                  -------------------------------------------------
                                   1,024,213     239,687      2,905      19,151,787
                                  -------------------------------------------------

Receivables:
  Interfund (payable)/receivable       1,299
  Accrued interest and dividends       1,033       1,712         14         241,799
  Employers' contribution             25,172                                602,836
  Participants' contributions                                                55,914
  Other                                                                       1,310
                                  -------------------------------------------------
                                      27,504       1,712         14         901,859
                                  -------------------------------------------------
          TOTAL ASSETS             1,051,717     241,399      2,919      20,053,646
                                  -------------------------------------------------

LIABILITIES
Cash overdraft                                                                1,757
Other
                                  -------------------------------------------------
          TOTAL LIABILITIES                                                   1,757
                                  -------------------------------------------------

NET ASSETS AVAILABLE
  FOR BENEFITS                    $1,051,717    $241,399     $2,919     $20,051,889
                                  -------------------------------------------------


FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                Year Ended December 31, 1998
                                                                ----------------------------
                                                        Participant Directed Profit Sharing & 401(k)
                                                        --------------------------------------------
                                                                Equity         FBC
                                                  Balanced      Growth        Stock           CD          Loan     International
                                                    Fund         Fund         Fund           Fund        Account        Fund
                                                -------------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments              $  729,132   $  670,819   $ 2,557,305      $            $          $  170,758
    Interest and dividends                         109,324       26,536       230,545        27,812       18,507        7,839
                                                -------------------------------------------------------------------------------
                                                   838,456      697,355     2,787,850        27,812       18,507      178,597
                                                -------------------------------------------------------------------------------
  Contributions:
    Employers                                       92,844      144,884       252,088        13,378                    28,777
    Employees                                      103,199      208,823       324,391        12,109                    33,953
    Employee contributions
      representing transfers
      from another qualified
      retirement trust                             130,807      133,738        55,217                                   6,476
                                                -------------------------------------------------------------------------------
                                                   326,850      487,445       631,696        25,487                    69,206
                                                -------------------------------------------------------------------------------
          TOTAL ADDITIONS                        1,165,306    1,184,800     3,419,546        53,299       18,507      247,803
                                                -------------------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                    163,555      119,693       230,980         2,427        1,695       37,960
  Administrative expenses                           30,768       28,998        65,974         3,098                     6,110
                                                -------------------------------------------------------------------------------
          TOTAL DEDUCTIONS                         194,323      148,691       296,954         5,525        1,695       44,070
                                                -------------------------------------------------------------------------------

Net participants' transfers between funds           75,417     (168,219)     (497,238)      345,144      (54,628)    (271,455)
Net forfeitures                                     (6,073)       2,038         2,690           336                       251
                                                -------------------------------------------------------------------------------
                                                    69,344     (166,181)     (494,548)      345,480      (54,628)    (271,204)
                                                -------------------------------------------------------------------------------

NET INCREASE (DECREASE)                          1,040,327      869,928     2,628,044       393,254      (37,816)     (67,471)

Net assets available for benefits:
  Beginning of year                              4,171,803    3,708,353     7,603,771       344,431      209,730    1,096,467
                                                -------------------------------------------------------------------------------

  End of year                                   $5,212,130   $4,578,281   $10,231,815      $737,685     $171,914   $1,028,996
                                                -------------------------------------------------------------------------------



                                                                Year Ended December 31, 1998
                                                                ----------------------------
                                                        Participant Directed Profit Sharing & 401(k)
                                                        --------------------------------------------
                                                 S&P 500     Financial     Self-
                                                  Index     Institution  Directed      Holding
                                                   Fund         Fund     Accounts      Account      Total
                                                ------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments              $  486,008  $ (106,145)  $(27,120)     $        $  4,480,757
    Interest and dividends                          23,016      29,317      3,677          25        476,598
                                                ------------------------------------------------------------
                                                   509,024     (76,828)   (23,443)         25      4,957,355
                                                ------------------------------------------------------------
  Contributions:
    Employers                                       56,228      34,391                               622,590
    Employees                                       61,818      48,492                               792,785
    Employee contributions
      representing transfers
      from another qualified
      retirement trust                              64,279      33,101      3,876                    427,494
                                                ------------------------------------------------------------
                                                   182,325     115,984      3,876                  1,842,869
                                                ------------------------------------------------------------
          TOTAL ADDITIONS                          691,349      39,156    (19,567)         25      6,800,224
                                                ------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                     19,945       5,429                               581,684
  Administrative expenses                           11,458      13,538        697                    160,641
                                                ------------------------------------------------------------
          TOTAL DEDUCTIONS                          31,403      18,967        697                    742,325
                                                ------------------------------------------------------------

Net participants' transfers between funds          374,516     199,407                 (2,944)
Net forfeitures                                        655         103
                                                ------------------------------------------------------------
                                                   375,171     199,510                 (2,944)
                                                ------------------------------------------------------------

          NET INCREASE (DECREASE)                1,035,117     219,699    (20,264)     (2,919)     6,057,899

Net assets available for benefits:
  Beginning of year                              1,621,299   1,051,717    241,399       2,919     20,051,889
                                                ------------------------------------------------------------

  End of year                                   $2,656,416  $1,271,416   $221,135      $        $$26,109,788
                                                ------------------------------------------------------------


FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 8. STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                                Year Ended December 31, 1997
                                                                ----------------------------
                                                        Participant Directed Profit Sharing & 401(k)
                                                        --------------------------------------------
                                                                Equity         FBC                                         S&P 500
                                                  Balanced      Growth        Stock       CD        Loan    International   Index
                                                    Fund         Fund         Fund       Fund      Account      Fund         Fund
                                                -----------------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments              $   68,057   $  441,664   $1,115,294   $          $         $   (3,198)  $   29,491
    Interest and dividends                          59,402       33,980      151,576      9,464     12,865       9,312        7,802
                                                -----------------------------------------------------------------------------------
                                                   127,459      475,644    1,266,870      9,464     12,865       6,114       37,293
                                                -----------------------------------------------------------------------------------
  Contributions:
    Employers                                       96,515      134,832      222,339      8,690                 54,035       61,719
    Employees                                       68,890      180,634      400,681      9,287                 43,146
    Employee contributions
      representing transfers
      from another qualified
      retirement trust
                                                -----------------------------------------------------------------------------------
                                                   165,405      315,466      623,020     17,977                 97,181       61,719
                                                -----------------------------------------------------------------------------------
          TOTAL ADDITIONS                          292,864      791,110    1,889,890     27,441     12,865     103,295       99,012
                                                -----------------------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                    123,210       35,994      105,223     14,870                  1,039          810
  Administrative expenses                            5,973        7,851       16,234      2,363                  2,649        1,858
                                                -----------------------------------------------------------------------------------
          TOTAL DEDUCTIONS                         129,183       43,845      121,457     17,233                  3,688        2,668
                                                -----------------------------------------------------------------------------------

Net participants' transfers between funds        3,038,678    1,369,790    1,474,778    205,428    196,865     995,879    1,521,727
Net forfeitures                                    (10,364)       3,438        1,179        239                    981        3,228
                                                -----------------------------------------------------------------------------------
                                                 3,028,314    1,373,228    1,475,957    205,667    196,865     996,860    1,524,955
                                                -----------------------------------------------------------------------------------

          NET INCREASE (DECREASE)                3,191,995    2,120,493    3,244,390    215,875    209,730   1,096,467    1,621,299

Net assets available for benefits:
  Beginning of year                                979,808    1,587,860    4,359,381    128,556
                                                -----------------------------------------------------------------------------------

  End of year                                   $4,171,803   $3,708,353   $7,603,771   $344,431   $209,730  $1,096,467   $1,621,299
                                                -----------------------------------------------------------------------------------




                                                           Year Ended December 31, 1997
                                                           ----------------------------
                                                   Participant Directed Profit Sharing & 401(k)
                                                   --------------------------------------------
                                                 Financial     Self-
                                                Institution  Directed      Holding
                                                    Fund     Accounts      Account        Total
                                                --------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments              $  106,676   $ 74,966   $ 1,297,773   $  3,130,723
    Interest and dividends                           4,278      6,209       225,862        520,750
                                                --------------------------------------------------
                                                   110,954     81,175     1,523,635      3,651,473
                                                --------------------------------------------------
  Contributions:
    Employers                                       25,171                                 603,301
    Employees                                                                              702,638
    Employee contributions
      representing transfers
      from another qualified
      retirement trust                                                        2,846          2,846
                                                --------------------------------------------------
                                                    25,171                    2,846      1,308,785
                                                --------------------------------------------------
          TOTAL ADDITIONS                          136,125     81,175     1,526,481      4,960,258
                                                --------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                                             611,409        892,555
  Administrative expenses                            1,815        499        64,340        103,582
                                                --------------------------------------------------
          TOTAL DEDUCTIONS                           1,815        499       675,749        996,137
                                                --------------------------------------------------

Net participants' transfers between funds          916,108    160,723    (9,879,976)
Net forfeitures                                      1,299
                                                --------------------------------------------------
                                                   917,407    160,723    (9,879,976)
                                                --------------------------------------------------

          NET INCREASE (DECREASE)                1,051,717    241,399    (9,029,244)     3,964,121

Net assets available for benefits:
  Beginning of year                                                       9,032,163     16,087,768
                                                --------------------------------------------------

  End of year                                   $1,051,717   $241,399   $     2,919   $$20,051,889
                                                --------------------------------------------------


FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
NOTE 8. STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                                        Year Ended December 31, 1996
                                                                        ----------------------------
                                                        Non-
                                                    Participant
                                                      Directed                     Participant Directed 401(k)
                                                    ----------     -------------------------------------------------------------
                                                      Profit       Balanced     Equity    FBC Stock          CD
                                                      Sharing        Fund    Growth Fund    Fund            Fund         Total
                                                    ----------     -------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation in fair value of investments   $  859,577     $ 59,185  $  195,772  $  746,682      $           $ 1,861,216
    Interest and dividends                             314,456       32,253      18,615     124,468          7,391       497,183
                                                    ----------     -------------------------------------------------------------
                                                     1,174,033       91,438     214,387     871,150          7,391     2,358,399
                                                    ----------     -------------------------------------------------------------
  Contributions:
    Employers                                          291,750       29,329      56,159     110,544          3,418       491,200
    Employees                                                        96,957     181,894     359,792         11,778       650,421
    Employee contributions representing transfers
      from another qualified retirement trust          139,992                                                           139,992
                                                    ----------     -------------------------------------------------------------
                                                       431,742      126,286     238,053     470,336         15,196     1,281,613
                                                    ----------     -------------------------------------------------------------
          TOTAL ADDITIONS                            1,605,775      217,724     452,440   1,341,486         22,587     3,640,012
                                                    ----------     -------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                        338,763       25,900      32,566      96,513         15,899       509,641
  Administrative expenses                               68,294        2,500       4,470      10,187            357        85,808
                                                    ----------     -------------------------------------------------------------
          TOTAL DEDUCTIONS                             407,057       28,400      37,036     106,700         16,256       595,449
                                                    ----------     -------------------------------------------------------------
Net participants' transfers between funds                           143,102     377,662    (328,086)      (192,678)
                                                    ----------     -------------------------------------------------------------
          NET INCREASE (DECREASE)                    1,198,718      332,426     793,066     906,700       (186,347)    3,044,563
Net assets available for benefits:
  Beginning of year                                  7,833,445      647,382     794,794   3,452,681        314,903    13,043,205
                                                    ----------     -------------------------------------------------------------
  End of year                                       $9,032,163     $979,808  $1,587,860  $4,359,381      $ 128,556   $16,087,768
                                                    ----------     -------------------------------------------------------------


FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998

                                                            Number                    Current
              Description                                  of Shares       Cost        Value
-----------------------------------------------------    ------------  ----------  -----------
COMMON STOCKS
  Abbott Laboratories                                           1,068  $   33,827  $    52,332
  Airtouch Communications                                         200       4,491       14,488
  Amcore Financial, Inc.                                        2,850      71,569       64,481
  American Home Products, Inc.                                  1,400      52,570       78,925
  American International Group                                    802      54,459       78,095
  Apollo Group A                                                1,600      50,800       48,400
  Associated Banc-Corp.                                         1,307      26,964       42,641
  Bank One Corp.                                                1,020      51,496       52,084
  BankAmerica Corp. New                                           471      34,661       29,084
  BankAmerica Corp. New                                         1,000      56,788       61,750
  BankBoston Corp.                                                884      37,055       34,421
  BankIllinois Financial Corp. (Central
    Illinois Financial)                                           110       1,347        2,365
  BankIllinois Financial Corp. (Central
    Illinois Financial)                                           441       5,400        9,482
  BankIllinois Financial Corp. (Central
    Illinois Financial)                                         1,300      29,250       27,950
  Boeing Co.                                                    1,032      47,982       32,895
  Brenton Banks                                                 2,725      52,023       45,644
  Bristol Myers Squibb Co.                                        680      59,275       90,993
  Cisco Systems, Inc.                                           1,440      54,703      133,560
  Citizens Banking Corp.                                        2,000      61,000       66,500
  Citizens First Financial Corp.                                1,750      17,500       24,281
  CNB Bancshares, Inc.                                          1,284      56,040       59,867
  Colorado Business Bankshares, Inc.                              600       9,033        6,450
  Commercial Net Lease Realty Inc.                                500       6,103        6,625
  Community 1st Bankshares Inc.                                 2,680      65,725       56,448
  Corus Bankshares                                              1,300      52,163       41,925
  Cypress Bioscience Warrants (exp. 10/1/01)                    3,125                    4,688
  Disney (Walt) Co.                                             1,896      52,836       56,880
  Du Pont (E.I.) De Nemours & Co.                                 868      49,751       46,058
  Earthlink Network, Inc.                                         100       6,048        5,963
  Emerson Electric Co.                                            960      52,476       58,080
                                                                       ----------  -----------
          COMMON STOCKS SUBTOTAL                                       $1,153,335  $ 1,333,355
                                                                       ----------  -----------

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998

                                                            Number                    Current
              Description                                  of Shares       Cost        Value
-----------------------------------------------------    ------------  ----------  -----------

          COMMON STOCKS BROUGHT FORWARD                                $1,153,335  $ 1,333,355

  Federal National Mortgage Association                           672      33,939       49,728
* First Busey Corporation, Class A                            544,537   5,505,550    9,937,800
* First Busey Corporation, Class A                                400       4,588        7,300
  First Data Corp.                                              1,850      53,373       58,969
  First Merchants Corp.                                         1,800      48,000       47,025
  F.N.B. Corporation                                              937       9,974       26,236
  General Electric Co.                                            832      55,484       84,864
  Gillette Co.                                                  1,328      60,195       63,495
  Greenpoint Financial Corp.                                      900      10,667       31,613
  Harbor Florida Bancshares Inc.                                2,403       5,330       26,358
  Harbor Florida Bancshares Inc.                                5,009      14,691       54,942
  Hartford Life Class A                                         1,000      54,100       58,250
  Health Management Associates Class A                          3,240      51,584       70,065
  Hewlett-Packard Co.                                             858      54,039       58,612
  Home Depot Inc.                                               1,432      39,995       87,621
  Intel Corp.                                                     452      34,006       53,901
  Intervest Bancshares Corp.                                    2,000      20,000       17,500
  Intervest Bancshares Corp.                                    3,000      36,800       26,250
  Intervest Bancshares Corp. Warrants (Exp. 12/31/02)           2,000
  Kohl's Corp.                                                  1,712      56,663      105,181
  MAF Bancorp, Inc.                                             3,798      69,002       95,900
  Mahaska Investment Co.                                          500       4,500        8,375
  Mahaska Investment Co.                                        2,600      58,825       43,550
  May Department Stores Co.                                       960      52,476       57,960
  McDonald's Corp.                                              1,046      48,735       81,980
  Megabank Financial Corp.                                      1,000      11,000        9,500
  Microsoft Corporation                                           780      52,059      108,420
  Mobil Corp.                                                     892      65,217       77,716
  National City Bancorp.                                        3,113      83,345       79,382
  National City Corp.                                             862      51,507       62,495
  Pepsico                                                       1,474      53,949       60,250
  Pitney Bowes Inc.                                               956      51,122       63,156
  Procter & Gamble                                                684      46,941       62,458
  Republic Security Financial Corp.                               419       1,881        4,766
  Royal Dutch Petroleum 1.25 Guilder Shares                       960      51,516       45,960
                                                                       ----------  -----------
          COMMON STOCKS SUBTOTAL                                       $8,004,388  $13,060,933
                                                                       ----------  -----------

* Represents party-in-interest transaction.

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998

                                                            Number                    Current
              Description                                  of Shares       Cost        Value
-----------------------------------------------------    ------------  ----------  -----------

          COMMON STOCKS BROUGHT FORWARD                                $8,004,388  $13,060,933

  Schering-Plough Corp.                                           800      23,906       44,200
  Smithkline Beecham PLC ADR (Ord. A)                             650      39,593       45,175
  Southside Bancshares Corp.                                    6,000      78,500       79,500
  Staples, Inc.                                                 1,710      52,003       73,530
  State Street Corp.                                            1,053      59,398       73,836
  Summit Bancshares Inc.                                        3,130      56,260       57,905
  Union Bancorp Inc.                                            3,035      55,984       50,836
  W. Bancorporation Inc. CDT-CAP                                3,400      58,025       71,400
  Wal-Mart Stores, Inc.                                           800      52,880       65,150
  Wells Fargo & Co. New                                         1,600      52,110       63,900
                                                                       ----------  -----------
          TOTAL COMMON STOCKS                                          $8,533,047  $13,686,365
                                                                       ----------  -----------

PREFERRED STOCKS
  CNB CAP TR I GTD CONV. PFD                                    1,200  $   30,000  $    33,675
  CNB CAP TR I GTD CONV. PFD                                      800      20,000       22,450
                                                                       ----------  -----------
          TOTAL PREFERRED STOCKS                                       $   50,000  $    56,125
                                                                       ----------  -----------

SHARES OF REGISTERED INVESTMENT COMPANIES
  Federated Max-Cap Fund #39                              101,964.960  $2,205,385  $ 2,587,871
  Fidelity Advisor Equity Growth Class I                    1,746.872      59,033      101,388
  Fidelity Advisor Equity Growth Class I                   12,585.083     636,193      730,438
  Fidelity Advisor Small Cap - Class I                      4,444.445      50,000       61,778
  Invesco Dynamics                                          3,540.139      58,200       55,934
  Invesco Dynamics                                         48,910.159     636,002      772,781
  Janus Fund                                                2,696.241      58,831       90,729
  Janus Fund                                               24,540.426     635,925      825,785
  Mutual Shares Fund                                        3,367.510      58,602       65,801
  Mutual Shares Fund                                       29,467.049     655,871      575,786
  Nicholas Fund, Inc.                                       1,046.410      59,552       89,803
  Nicholas Fund, Inc.                                       7,654.942     666,414      656,947
  Scudder International Fund                                9,234.980     467,974      455,100
  T. Rowe Price International Stock Fund                   33,124.767     476,540      491,240
  Wm. Blair Growth Fund                                     5,283.977      66,000       94,953
  Wm. Blair Growth Fund                                    40,403.166     662,496      726,045
                                                                       ----------  -----------
          TOTAL SHARES OF REGISTERED
           INVESTMENT COMPANIES                                        $7,453,018  $ 8,382,379
                                                                       ----------  -----------

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998

                                                           Number of
                                                           Shares or
                                                           Principal                  Current
              Description                                    Amount        Cost        Value
-----------------------------------------------------    ------------  ----------  -----------

CORPORATE BONDS, NOTES AND COMMERCIAL PAPER
  American General Corp., 6.250%, due
    March 15, 2003                                       $    100,000  $   95,916  $   101,750
  Associates Corp. NA, 6.000%, due
    December 1, 2002                                           50,000      51,011       50,719
  BankAmerica Corp., 6.625%, due May 30, 2001                 125,000     126,656      128,047
  Bear Stearns Co., Inc., 6.700%, due August 1, 2003          100,000     101,164      102,625
  Bears Stearns Co., Inc., 6.125%,
    due February 1, 2003                                      100,000     100,509      100,312
  Bear Stearns Co., Inc., 6.500%, due June 15, 2000            50,000      50,495       50,531
  BellSouth Telecommunications Inc., 6.500%,
    due February 1, 2000                                       25,000      25,047       25,390
  Chemical Bank, 6.625%, due August 15, 2005                   50,000      51,271       52,391
  CIT Group Holdings, Inc., 5.625%,  due
    February 1, 2001                                           25,000      23,741       25,062
  Citicorp, 6.375%, due January 15, 2006                      100,000     103,606      102,656
  Ford Motor Credit Corp., 6.125%, due
    January 9, 2006                                            50,000      50,334       51,000
  H. J. Heinz Co., 6.750%, due October 15, 1999                25,000      25,606       25,313
  Household Finance Corp., 5.875%, due
    September 25, 2004                                         50,000      50,157       50,250
  Intervest Bancshares Corp., 8.000%, due July 1, 2008         20,000      20,000       20,000
  Intervest Bancshares Corp., 8.000%, due July 1, 2008         30,000      30,000       30,000
  Merrill Lynch & Co. Inc., 6.000%, due
    July 15, 2005                                              50,000      50,163       50,563
  Merrill Lynch & Co. Inc., 6.000%, due
    November 15, 2004                                          50,000      50,725       50,797
  Merrill Lynch & Co. Inc., 6.550%, due
    August 1, 2004                                             50,000      50,811       51,828
  Morgan Stanley DW Discover, 6.375%, due
    August 1, 2002                                            150,000     150,613      153,141
  NationsBank Corp., 6.125%, due July 15, 2004                 50,000      50,670       51,250
  NationsBank Corp., 6.375%, May 15, 2005                     100,000     100,868      103,531
  Norwest Corp., 6.800%, due May 15, 2002                      25,000      24,880       25,930
  Norwest Financial Inc., 6.200%, due
    September 15, 1999                                        175,000     175,642      175,766
                                                                       ----------  -----------
          CORPORATE BONDS, NOTES AND
           COMMERCIAL PAPER SUBTOTAL                                    1,559,885    1,578,852
                                                                       ----------  -----------

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998

                                                           Principal                  Current
              Description                                    Amount        Cost        Value
-----------------------------------------------------    ------------  ----------  -----------

          CORPORATE BONDS, NOTES AND
           COMMERCIAL PAPER BROUGHT FORWARD                            $1,559,885  $ 1,578,852

  Pepsico Inc., 6.250%, due September 1, 1999                  25,000      24,986       25,179
  St. Paul Companies, Inc., 6.170%, due
    January 15, 2001                                           50,000      50,485       50,484
  St. Paul Companies, Inc., 7.970%, due May 20, 2002           25,000      25,371       26,695
                                                                       ----------  -----------
          TOTAL CORPORATE BONDS, NOTES AND
           COMMERCIAL PAPER                                            $1,660,727  $ 1,681,210
                                                                       ----------  -----------


SHORT-TERM INVESTMENTS
* Certificate of Deposit, Busey Bank,
    5.000%, due December 31, 1999                        $    696,206  $  696,206  $   696,206
  Northern Institutional Government Select Portfolio           30,306      30,306       30,306
  Northern Institutional Government Select Portfolio          227,146     227,146      227,146
  Northern Institutional Government Select Portfolio          620,102     620,102      620,102
  Northern Institutional Government Select Portfolio           87,846      87,846       87,846
  Northern Institutional Government Select Portfolio            1,936       1,936        1,936
  Northern Institutional Government Select Portfolio            1,174       1,174        1,174
  Northern Institutional Government Select Portfolio            1,919       1,919        1,919
  Northern Institutional Government Select Portfolio           15,578      15,578       15,578
  Northern Institutional Government Select Portfolio            8,542       8,542        8,542
                                                                       ----------  -----------

          TOTAL SHORT-TERM INVESTMENTS                                 $1,690,755  $ 1,690,755
                                                                       ----------  -----------


NOTES RECEIVABLE, Participants
  Participant, 8.500%, due September 15, 2001            $      3,154  $    3,154  $     3,154
  Participant, 8.500%, due September 15, 2003                   5,756       5,756        5,756
  Participant, 8.500%, due September 15, 2003                  16,310      16,310       16,310
  Participant, 8.500%, due September 15, 2003                   1,311       1,311        1,311
  Participant, 8.0005, due October 15, 2003                     4,863       4,863        4,863
  Participant, 8.000%, due October 15, 2001                       789         789          789
  Participant, 8.000%, due October 15, 2003                     1,455       1,455        1,455
  Participant, 8.000%, due November 15, 2001                      975         975          975
  Participant, 7.500%, due September 15, 2001                   3,193       3,193        3,193
  Participant, 10.000%, due February 15, 1999                   1,043       1,043        1,043
  Participant, 9.000%, due June 15, 2000                        2,006       2,006        2,006
  Participant, 8.500%, due January 15, 2001                     4,674       4,674        4,674
                                                                       ----------  -----------
          NOTES RECEIVABLE, PARTICIPANTS, SUBTOTAL                         45,529       45,529

* Represents party-in-interest transaction.

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998

                                                           Principal                  Current
              Description                                    Amount        Cost        Value
-----------------------------------------------------    ------------  ----------  -----------

          NOTES RECEIVABLE, PARTICIPANTS,
           BROUGHT FORWARD                                             $   45,529  $    45,529

  Participant, 8.250%, due April 15, 1999                         233         233          233
  Participant, 8.250%, due April 15, 1999                         233         233          233
  Participant, 8.250%, due June 15, 1999                          231         231          231
  Participant, 8.250%, due July 15, 1999                          184         184          184
  Participant, 8.250%, due July 15, 2001                       10,955      10,955       10,955
  Participant, 8.250%, due August 15, 1999                        321         321          321
  Participant, 8.250%, due October 15, 2001                     4,305       4,305        4,305
  Participant, 8.250%, due October 15, 1999                     1,287       1,287        1,287
  Participant, 8.250%, due December 15, 1999                      930         930          930
  Participant, 8.250%, due December 15, 2000                    1,625       1,625        1,625
  Participant, 8.250%, due January 15, 2000                     1,949       1,949        1,949
  Participant, 8.500%, due May 15, 2000                         2,380       2,380        2,380
  Participant, 8.500%, due May 15, 2000                         1,475       1,475        1,475
  Participant, 8.500%, due May 15, 2000                           714         714          714
  Participant, 8.500%, due May 15, 2002                         4,275       4,275        4,275
  Participant, 8.500%, due June 15, 2002                        7,278       7,278        7,278
  Participant, 8.500%, due July 15, 2000                        1,063       1,063        1,063
  Participant, 8.500%, due July 15, 2000                          798         798          798
  Participant, 8.500%, due August 15, 2000                        615         615          615
  Participant, 8.500%, due September 15, 2007                  19,935      19,935       19,935
  Participant, 8.500%, due November 15, 2000                    1,282       1,282        1,282
  Participant, 8.500%, due December 15, 2002                    4,743       4,743        4,743
  Participant, 8.500%, due February 15, 2001                    2,739       2,739        2,739
  Participant, 8.500%, due January 15, 2001                     1,298       1,298        1,298
  Participant, 8.500%, due February 15, 2001                    1,226       1,226        1,226
  Participant, 8.500%, due January 15, 2001                     3,605       3,605        3,605
  Participant, 8.500%, due March 15, 2003                       5,516       5,516        5,516
  Participant, 8.500%, due March 15, 2001                         812         812          812
  Participant, 8.500%, due March 15, 2001                       1,933       1,933        1,933
  Participant, 8.500%, due April 15, 2008                       4,754       4,754        4,754
  Participant, 8.500%, due June 15, 2001                        3,135       3,135        3,135
  Participant, 8.500%, due June 15, 2001                        2,551       2,551        2,551
  Participant, 8.500%, due July 15, 2003                        4,769       4,769        4,769
                                                                       ----------  -----------
          NOTES RECEIVABLE, PARTICIPANTS, SUBTOTAL                        144,678      144,678
                                                                       ----------  -----------

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
LINE 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
DECEMBER 31, 1998

                                                           Principal                  Current
              Description                                    Amount        Cost        Value
-----------------------------------------------------    ------------  ----------  -----------

          NOTES RECEIVABLE, PARTICIPANTS,
           BROUGHT FORWARD                                             $  144,678  $   144,678

  Participant, 8.500%, due July 15, 2001                        3,058       3,058        3,058
  Participant, 8.500%, due July 15, 2001                        2,551       2,551        2,551
  Participant, 8.500%, due July 15, 2008                        7,678       7,678        7,678
  Participant, 8.500%, due July 15, 2001                        3,065       3,065        3,065
  Participant, 8.500%, due August 15, 2003                     10,884      10,884       10,884
                                                                       ----------  -----------

          TOTAL, NOTES RECEIVABLE, PARTICIPANTS                        $  171,914  $   171,914
                                                                       ----------  -----------


TAXABLE MUNICIPAL BONDS
  Beaver Dam, WI prom nts, 6.300%, due
    September 1, 2000                                    $    100,000  $  100,119  $   102,030
                                                                       ----------  -----------

U.S. TREASURY AND FEDERAL AGENCY SECURITIES
  FEDERAL FARM CREDIT BANK BOND
    6.190%, due February 3, 2000                         $     80,000  $   80,795  $    81,000
                                                                       ----------  -----------

NOTES RECEIVABLE, Other
  First National Bank Land Trust,
    7.200%, due April 8, 2003                            $     66,594  $   66,594  $    66,594
                                                                       ----------  -----------

OTHER
  New England Life Insurance policy                                 1  $    4,105  $     4,105
                                                                       ----------  -----------


FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
LINE 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1998

                                                                                                          Current
                                                                                                         Value of
      Identity                                                                                           Asset on
      of Party           Description             Purchase      Selling    Lease   Expense     Cost of   Transaction   Net Gain
      Involved            of Asset                 Price        Price     Rental  Incurred    Assets        Date      or Loss
------------------------------------------------------------------------------------------------------------------------------
*    First Busey    Class A common stock        $1,297,591    $           $       $         $1,297,591  $1,297,591   $
       Corporation
*    First Busey    Class A common stock                       1,218,896                       293,106   1,218,896     925,790
       Corporation
     Federated      Federated Max Cap Fund #39   1,451,676                                   1,451,676   1,451,676
       Investors
     Northern       Northern Institutional       1,680,214                                   1,680,214   1,680,214
       Trust          Government Select
       Company        Portfolio
     Northern       Northern Institutional                     1,692,155                     1,692,155   1,692,155
       Trust          Government Select
       Company        Portfolio

* = Represents party-in-interest transaction.

FIRST BUSEY CORPORATION
 PROFIT SHARING PLAN AND TRUST
PARTY IN INTEREST TRANSACTIONS
YEAR ENDED DECEMBER 31, 1998

                                                               Transaction
           Description of Transaction                            Amount
--------------------------------------------------------------------------
Management fees paid to First Busey Trust & Investment Co.     $  116,206

Purchases of Busey Bank certificates of deposit                   365,946

Maturities of Busey Bank certificates of deposit                    6,319

Purchases of First Busey Corporation Class A common stock       1,297,591

Sales of First Busey Corporation Class A common stock           1,218,896

To the Trustees and Audit Committee
First Busey Corporation Profit Sharing Plan and Trust
Urbana, Illinois


This letter is intended to inform the Trustees and Audit Committee of First Busey Corporation Profit Sharing Plan and Trust about significant matters relating to the conduct of the annual audit so that you can appropriately discharge your oversight responsibility, and that we comply with our professional responsibilities to the Trustees and Audit Committee.

The following summarize various matters which must be communicated to you under generally accepted auditing standards.

The Auditor's Responsibility Under Generally Accepted Auditing Standards
------------------------------------------------------------------------

Our audit of the financial statements of First Busey Corporation Profit Sharing Plan and Trust for the year ended December 31, 1998 was conducted in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by error, fraudulent financial reporting or misappropriation of assets. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Accordingly, the audit was designed to obtain reasonable, rather than absolute, assurance about the financial statements. We believe that our audit accomplished that objective.

Significant Accounting Policies
-------------------------------

The Trustees and Audit Committee have the ultimate responsibility for the appropriateness of the accounting principles used by the Trust. The Trust did not adopt any significant new accounting principles nor have there been any changes in existing significant accounting principles during the current year which should be brought to your attention for approval.

Significant or Unusual Transactions
-----------------------------------

We did not identify any significant or unusual transactions or significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus.

Other Information
-----------------

We are not aware of any other documents that contain the audited financial statements. If such documents were to be published, we would have a responsibility to determine that such financial data was not inconsistent with the audited financial statements.

Disagreements with Management
-----------------------------

We encountered no disagreements with management over the application of significant accounting principles, the basis for management's judgments on any significant matters, the scope of the audit or significant disclosures to be included in the financial statements.

Management Judgments and Accounting Estimates
---------------------------------------------

Accounting estimates are an integral part of the preparation of financial statements and are based upon management's current judgments. The process used by management encompasses their knowledge and experience about past and current events and certain assumptions about future events. Management has informed us that they used all the relevant facts available to them at the time to make the best judgments about accounting estimates, and we considered this information in the scope of our audit.

Significant Audit Adjustments
-----------------------------

There were no audit adjustments made from the original trial balances presented to us to begin our audit.

Consultation with Other Accountants
-----------------------------------

We are not aware of any consultations management had with other accountants about accounting or auditing matters.

Major Issues Discussed with Management Prior to Retention
---------------------------------------------------------

No major issues were discussed with management prior to our retention to perform the aforementioned audit.

Difficulties Encountered in Performing the Audit
------------------------------------------------

We did not encounter any difficulties in dealing with management relating to the performance of the audit.

Management Advisory Services Performed
--------------------------------------

We performed no management advisory services during the year ended December 31, 1998.


This report is intended solely for the information and use of the Trustees and Audit Committee of First Busey Corporation Profit Sharing Plan and Trust and is not intended to be and should not be used by anyone other than the specified parties. After you have had an opportunity to review this memorandum, we would be pleased to discuss the matters contained herein with you.



Champaign, Illinois
June 28, 1999

To the Trustees
First Busey Corporation Profit Sharing
Plan and Trust and Employees' Stock
Ownership Plan and Trust
Urbana, Illinois


In planning and performing our audits of the financial statements for First Busey Corporation Profit Sharing Plan and Trust and Employees' Stock Ownership Plan and Trust for the years ended December 31, 1998, we noted one matter that warrants additional consideration. This matter is offered as a constructive suggestion to management as part of the ongoing process of modifying and improving accounting control and other financial and administrative practices and procedures.

                               YEAR 2000 ISSUE

As the new millennium approaches, many issues could potentially affect a Plan's ability to be successful in the future. One issue that is receiving ever increasing attention is the Year 2000 issue. The Year 2000 Issue has been defined as the potential failure of the Plan's information systems to provide accurate calculations beyond December 31, 1999 and the potential impact that this could have on a Plan's ability to prepare reliable financial statements and operate successfully. Management of the sponsor has informed us that they are in the process of developing and implementing a Year 2000 compliance plan.

We commend the Plans' progress in ensuring the accuracy of its information systems and encourage you to continue with your Year 2000 Issue project plan to ensure that all of the Plans' information systems have been appropriately modified and tested well before January 1, 2000. In addition, we would also like to remind the Plans to consider implementing procedures to ensure the accuracy of information received from all vendors, customers, and other third party organizations who also must become Year 2000 compliant.

Because of the potential consequences if the Plans do not become Year 2000 compliant on time, we suggest management provide to the Plan Administrators updates about the progress of the Plan's Year 2000 compliance efforts.



This report is intended solely for the information and use of the Plan Trustees, management, and others within the sponsoring organization.





Champaign, Illinois
June 14, 1999

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-30095) under the Securities Act of 1933 of First Busey Corporation of our report dated June 14, 1999 on our audits of the financial statements of First Busey Corporation Profit Sharing Plan and Trust as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 and supporting schedules as of December 31, 1998, which is included in the Annual Report on Form 11-K for the year ended December 31, 1998.





                                             McGLADREY & PULLEN, LLP


Champaign, Illinois
June 28, 1999

                                                       EXHIBIT 99.2



                                   FORM 11 - K

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

              FIRST BUSEY CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN
                                    AND TRUST
                                  (the "Plan")

               B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                             FIRST BUSEY CORPORATION
                              201 WEST MAIN STREET
                             URBANA, ILLINOIS 61801

                             FIRST BUSEY CORPORATION
                         EMPLOYEES' STOCK OWNERSHIP PLAN


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 1998 AND 1997

                                    CONTENTS



-------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                             1
-------------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                         2

  Statements of changes in net assets available for benefits        3 and 4

  Notes to financial statements                                       5 - 9

-------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION

  Line 27a - Schedule of assets held for investment purposes             10

  Line 27d - Schedule of reportable transactions                         11

  Party in interest transactions                                         12

-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Administrative Committee and Participants
FIRST BUSEY CORPORATION EMPLOYEES'
  STOCK OWNERSHIP PLAN
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN as of December 31, 1998 and 1997, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

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





Champaign, Illinois
June 14, 1999

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                           1998                                           1997
                       ------------------------------------------     ------------------------------------------
                        ALLOCATED      UNALLOCATED        TOTAL        Allocated      Unallocated       Total
                       ------------------------------------------     ------------------------------------------
ASSETS
  Cash                 $     3,383     $              $     3,383     $               $              $
  Money market
    fund                    26,501                         26,501           2,864                          2,864
  Accounts
    receivable                  91                             91           2,212                          2,212
  Investment in
    First Busey
    Corporation
    Class A
    common stock,
    stock, at
    fair value          14,566,688      1,173,207      15,739,895      10,610,927      1,492,868      12,103,795
                       ------------------------------------------     ------------------------------------------

TOTAL ASSETS           $14,596,663     $1,173,207     $15,769,870     $10,616,003     $1,492,868     $12,108,871
                       ------------------------------------------     ------------------------------------------

LIABILITIES
  Notes payable                           400,000         400,000                        550,000         550,000
                       ------------------------------------------     ------------------------------------------

TOTAL LIABILITIES                         400,000         400,000                        550,000         550,000
                       ------------------------------------------     ------------------------------------------

NET ASSETS
  AVAILABLE
  FOR PLAN
  BENEFITS             $14,596,663     $  773,207     $15,369,870     $10,616,003     $  942,868     $11,558,871
                       ------------------------------------------     ------------------------------------------

See Notes to Financial Statements.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                           1998
                                                         ------------------------------------
                                                          Allocated   Unallocated     Total
                                                         ------------------------------------
Investment income:
  Net change in unrealized appreciation in fair
    value of investments                                 $ 3,392,511  $ 488,559   $ 3,881,070
  Interest                                                       554                      554
  Dividends                                                  338,572                  338,572
Employer contributions                                        96,000    150,000       246,000
Allocation of First Busey Corporation Class A common
  stock, at fair value
    1998 - 44,286 shares                                     808,220                  808,220
    1997 - 59,048 shares
    1996 - 73,812 shares
                                                         ------------------------------------
          TOTAL ADDITIONS                                  4,635,857    638,559     5,274,416
                                                         ------------------------------------

Interest expense                                              39,561                   39,561
Administrative expenses                                       75,829                   75,829
Distributions to participants
  Cash                                                           878                      878
  Stock 1998 - 17,816 shares                                 244,970                  244,970
  Stock 1997 - 21,264 shares
  Stock 1996 - 27,990 shares
Dividend distributions to participants                       293,959                  293,959
Allocation of First Busey Corporation Class A common
  stock, at market value
    1998 - 44,286 shares                                                808,220       808,220
    1997 - 59,048 shares
    1996 - 73,812 shares
                                                         ------------------------------------
          TOTAL DEDUCTIONS                                   655,197    808,220     1,463,417
                                                         ------------------------------------

          NET INCREASE (DECREASE)                          3,980,660   (169,661)    3,810,999

Net assets available for benefits:
  Beginning of year                                       10,616,003    942,868    11,558,871
                                                         ------------------------------------

  End of year                                            $14,596,663  $ 773,207   $15,369,870
                                                         ------------------------------------



                                                                           1997                                1996
                                                         -------------------------------------  -----------------------------------
                                                          Allocated   Unallocated     Total      Allocated  Unallocated     Total
                                                         -------------------------------------  -----------------------------------
Investment income:
  Net change in unrealized appreciation in fair
    value of investments                                 $ 1,870,721   $  412,503  $ 2,283,224  $1,402,729  $  470,543   $1,873,272
  Interest                                                       986                       986         780                      780
  Dividends                                                  305,307                   305,307     291,337                  291,337
Employer contributions                                        48,515      200,000      248,515      10,000     250,000      260,000
Allocation of First Busey Corporation Class A common
  stock, at fair value
    1998 - 44,286 shares
    1997 - 59,048 shares                                     811,910                   811,910
    1996 - 73,812 shares                                                                           821,159                  821,159
                                                         -------------------------------------  -----------------------------------
          TOTAL ADDITIONS                                  3,037,439      612,503    3,649,942   2,526,005     720,543    3,246,548
                                                         -------------------------------------  -----------------------------------

Interest expense                                              42,389                    42,389      43,940                   43,940
Administrative expenses                                       58,521                    58,521      49,590          52       49,642
Distributions to participants
  Cash                                                           531                       531         448                      448
  Stock 1998 - 17,816 shares
  Stock 1997 - 21,264 shares                                 236,562                   236,562
  Stock 1996 - 27,990 shares                                                                       251,910                  251,910
Dividend distributions to participants                       248,889                   248,889     216,565                  216,565
Allocation of First Busey Corporation Class A common
  stock, at market value
    1998 - 44,286 shares
    1997 - 59,048 shares                                                  811,910      811,910
    1996 - 73,812 shares                                                                                       821,159      821,159
                                                         -------------------------------------  -----------------------------------
          TOTAL DEDUCTIONS                                   586,892      811,910    1,398,802     562,453     821,211    1,383,664
                                                         -------------------------------------  -----------------------------------

          NET INCREASE (DECREASE)                          2,450,547     (199,407)   2,251,140   1,963,552    (100,668)   1,862,884

Net assets available for benefits:
  Beginning of year                                        8,165,456    1,142,275    9,307,731   6,201,904   1,242,943    7,444,847
                                                         -------------------------------------  -----------------------------------

  End of year                                            $10,616,003  $   942,868  $11,558,871  $8,165,456  $1,142,275   $9,307,731
                                                         -------------------------------------  -----------------------------------

See Notes to Financial Statements.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


          PLAN DESCRIPTION AND BASIS OF PRESENTATION

The following description of the Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General:

     First Busey Corporation (the Company) established the First Busey Corporation Employees' Stock Ownership Plan (the Plan) effective as of January 1, 1984. The Plan operates as a leveraged employee stock ownership plan (ESOP), and is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code of 1986, as amended (the Code), and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The Plan is a multiple-employer stock ownership plan and is administered by the Company. First Busey Trust & Investment Co., a subsidiary of the Company, is the Plan's Trustee.

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

     The bank borrowings are collateralized by the unallocated shares of stock and is guaranteed by the Company. The lender has no rights against shares once they are allocated under the ESOP. Accordingly, the financial statements of the Plan for the years 1998 and 1997 present separately the assets and liabilities and changes therein pertaining to:

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

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Participants' accounts:

     Each participant's account is credited with an allocation of (a) the employer contributions, (b) the Plan's net earnings and (c) forfeitures of terminated participant's non-vested accounts.

     Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. Allocations of the Plan's net earnings are based on participant account balances. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

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

Dividends:

     Dividends on common stock allocated to participants' accounts are distributed directly to the participant so that the dividends result in income tax deductions for First Busey Corporation.

     Dividends on common stock not allocated to participants' accounts are distributed directly to the Plan to offset interest and administrative expenses.

Stock split:

     The Board of Directors of First Busey Corporation approved a two-for-one stock split for stockholders of record on August 3, 1998. All share amounts in the financial statements have been restated to reflect the stock split.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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


          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investment valuation and income recognition:

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


          EMPLOYER CONTRIBUTIONS

The Company is obligated to make contributions in cash to the Plan equal to the amount necessary to enable the Plan to make its regularly scheduled payments of principal and interest due on its debt discussed in Note 6.

The Company may also make discretionary contributions in cash to the Plan. The Company made a discretionary contribution of $96,000, $48,515 and $10,000 for the Plan years ended December 31, 1998, 1997 and 1996, respectively.


          ADMINISTRATION OF PLAN ASSETS

The Plan's assets, which consist principally of First Busey Corporation Class A common stock, are held by the Trustee of the Plan.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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


          INVESTMENT

The Plan's investment consists solely of First Busey Corporation Class A common stock as follows:

                                        December 31,
                     ----------------------------------------------------
                              1998                        1997
                     ----------------------------------------------------
                      Allocated   Unallocated     Allocated   Unallocated


Number of shares         798,174      64,286         771,704     108,572

Cost                 $ 2,643,073  $  212,877     $ 2,557,010  $  359,749
                     ----------------------------------------------------

Fair value           $14,566,688  $1,173,207     $10,610,927  $1,492,868
                     ----------------------------------------------------



In August 1997, the Plan purchased 20,000 shares of First Busey Corporation Class A common stock. The purchase of the stock was financed from the proceeds of a note from American National Bank of Chicago.

          NOTES PAYABLE

Notes payable consist of:

                                                                1998      1997
                                                              ------------------
American National Bank of Chicago, due January 22, 1999       $250,000  $250,000
American National Bank of Chicago, due January 22, 1999         75,000   150,000
American National Bank of Chicago, due January 22, 1999         75,000   150,000
                                                              ------------------

                                                              $400,000  $550,000
                                                              ------------------

Shares of First Busey Corporation Class A common stock
  secured as collateral                                         64,286   108,572
                                                              ------------------

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

As of December 31, 1998, the above notes payable had stated interest rates of 7.25%. The notes payable were renewed on January 21, 1999, carry interest rates of LIBOR plus 150 basis points, adjusted quarterly (6.53781% at renewal), and have maturity dates of January 21, 2000.

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

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $56,609, $37,768 and $31,078 for each of the years in the three year period ended December 31, 1998.

          FORFEITED ACCOUNTS

For the year ending December 31, 1998, forfeited non-vested accounts totaled $43,427. These accounts have been allocated to participants' accounts.

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
LINE 27 A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                                   Number                    Current
Description                                      of Shares      Cost          Value
--------------------------------------------------------------------------------------

First Busey Corporation Class A common stock      862,460    $2,855,950    $15,739,895
                                                             -------------------------

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
LINE 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                                                                                   Current
                                                                                                   Value of
                                                                                                   Asset on
   Identity of      Description     Purchase     Selling     Lease      Expenses     Cost of     Transaction     Net Gain
 Party Involved       of Asset        Price       Price      Rental     Incurred     Assets          Date         or Loss
-------------------------------------------------------------------------------------------------------------------------


                                                       None

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
PARTY IN INTEREST TRANSACTIONS
YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                                               Transaction
                 Description of Transaction                      Amount
--------------------------------------------------------------------------

Management fees paid to First Busey Trust & Investment Co.     $  56,609

To the Trustees and Audit Committee
First Busey Corporation Employees' Stock Ownership Plan and Trust
Urbana, Illinois


This letter is intended to inform the Trustees and Audit Committee of First Busey Corporation Employees' Stock Ownership Plan and Trust about significant matters relating to the conduct of the annual audit so that you can appropriately discharge your oversight responsibility, and that we comply with our professional responsibilities to the Trustees and Audit Committee.

The following summarize various matters which must be communicated to you under generally accepted auditing standards.

The Auditor's Responsibility Under Generally Accepted Auditing Standards
------------------------------------------------------------------------

Our audit of the financial statements of First Busey Corporation Employees' Stock Ownership Plan and Trust for the year ended December 31, 1998 was conducted in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether caused by error, fraudulent financial reporting or misappropriation of assets. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Accordingly, the audit was designed to obtain reasonable, rather than absolute, assurance about the financial statements. We believe that our audit accomplished that objective.

Significant Accounting Policies
-------------------------------

The Trustees and Audit Committee have the ultimate responsibility for the appropriateness of the accounting principles used by the Trust. The Trust did not adopt any significant new accounting principles nor have there been any changes in existing significant accounting principles during the current year which should be brought to your attention for approval.

Significant or Unusual Transactions
-----------------------------------

We did not identify any significant or unusual transactions or significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus.

Other Information
-----------------

We are not aware of any other documents that contain the audited financial statements. If such documents were to be published, we would have a responsibility to determine that such financial data was not inconsistent with the audited financial statements.

Disagreements with Management
-----------------------------

We encountered no disagreements with management over the application of significant accounting principles, the basis for management's judgments on any significant matters, the scope of the audit or significant disclosures to be included in the financial statements.

Management Judgments and Accounting Estimates
---------------------------------------------

Accounting estimates are an integral part of the preparation of financial statements and are based upon management's current judgments. The process used by management encompasses their knowledge and experience about past and current events and certain assumptions about future events. Management has informed us that they used all the relevant facts available to them at the time to make the best judgments about accounting estimates, and we considered this information in the scope of our audit.

Significant Audit Adjustments
-----------------------------

There were no audit adjustments made from the original trial balances presented to us to begin our audit.

Consultation with Other Accountants
-----------------------------------

We are not aware of any consultations management had with other accountants about accounting or auditing matters.

Major Issues Discussed with Management Prior to Retention
---------------------------------------------------------

No major issues were discussed with management prior to our retention to perform the aforementioned audit.

Difficulties Encountered in Performing the Audit
------------------------------------------------

We did not encounter any difficulties in dealing with management relating to the performance of the audit.

Management Advisory Services Performed
--------------------------------------

We performed no management advisory services during the year ended December 31, 1998.


This report is intended solely for the information and use of the Trustees and Audit Committee of First Busey Corporation Employees' Stock Ownership Plan and Trust and is not intended to be and should not be used by anyone other than the specified parties. After you have had an opportunity to review this memorandum, we would be pleased to discuss the matters contained herein with you.



Champaign, Illinois
June 28, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-60402) under the Securities Act of 1933 of First Busey Corporation of our report dated June 14, 1999 on our audits of the financial statements of First Busey Corporation Employee Stock Ownership Plan as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 and supporting schedules as of December 31, 1998, which is included in the Annual Report on Form 11-K for the year ended December 31, 1998.





                                        McGLADREY & PULLEN, LLP


Champaign, Illinois
June 28, 1999