Form 10-Q
period 1999-06-30
FIRST BUSEY CORP /NV/
filed 1999-08-16
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended 6/30/99      Commission File No. 0-15950


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

Yes  X   No
    ---     ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

                 Class                      Outstanding at August 1, 1999
-------------------------------------------------------------------------
Class A Common Stock, without par value               13,649,485

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS























                                                                        2 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           June 30, 1999     December 31, 1998
                                                                           -------------     -----------------
                                                                               (Dollars in thousands)
ASSETS

Cash and due from banks                                                       $37,621             $35,644

Federal funds sold                                                              2,900                   -
Securities available for sale (amort. cost 1999 $194,932; 1998 $207,531)      201,477             217,991

Loans (net of unearned  interest)                                             711,038             662,281
Allowance for loan losses                                                      (7,614)             (7,101)
                                                                          ------------        ------------
    Net loans                                                             $   703,424         $   655,180

Premises and equipment                                                         24,805              24,232
Other assets                                                                   20,819              18,484
                                                                          ------------        ------------
        Total assets                                                      $   991,046         $   951,531
                                                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                  $   104,324         $    96,555
    Interest bearing                                                          750,822             730,149
                                                                          ------------        ------------
    Total deposits                                                        $   855,146         $   826,704

Short-term borrowings                                                          11,300               5,900
Long-term debt                                                                 31,000              25,000
Other liabilities                                                               7,333               6,824
                                                                          ------------        ------------
        Total liabilities                                                 $   904,779         $   864,428
                                                                          ------------        ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                           $         -         $         -
Common stock                                                                    6,291               6,291
Surplus                                                                        21,455              21,283
Retained earnings                                                              62,309              59,028
Unrealized gain (loss) on securities available for sale, net                    4,220               6,799
                                                                          ------------        ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                $    94,275         $    93,401
Treasury stock, at cost                                                        (7,587)             (5,865)
Unearned ESOP shares and deferred compensation for stock grants                  (421)               (433)
                                                                          ------------        ------------
        Total stockholders' equity                                        $    86,267         $    87,103
                                                                          ------------        ------------
        Total liabilities and stockholders' equity                        $   991,046         $   951,531
                                                                          ============        ============
Class A Common Shares outstanding at period end                            13,627,945          13,704,938
                                                                          ============        ============



                                                                        3 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          June 30, 1999     June 30, 1998
                                                                          -------------     -------------
                                                                             (Dollars in thousands)
ASSETS

Cash and due from banks                                                   $    37,621        $    45,190

Federal funds sold                                                              2,900             21,450
Securities available for sale (amort. cost 1999 $194,932; 1998 $214,315)      201,477            224,294

Loans (net of unearned  interest)                                             711,038            624,886
Allowance for loan losses                                                      (7,614)            (7,312)
                                                                          ------------       ------------
    Net loans                                                             $   703,424        $   617,574

Premises and equipment                                                         24,805             24,459
Other assets                                                                   20,819             19,569
                                                                          ------------       ------------
        Total assets                                                      $   991,046        $   952,536
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                  $   104,324        $    98,742
    Interest bearing                                                          750,822            725,900
                                                                          ------------       ------------
    Total deposits                                                        $   855,146        $   824,642

Short-term borrowings                                                          11,300             15,550
Long-term debt                                                                 31,000             20,000
Other liabilities                                                               7,333              6,947
                                                                          ------------       ------------
        Total liabilities                                                 $   904,779        $   867,139
                                                                          ------------       ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                           $         -        $         -
Common stock                                                                    6,291              6,291
Surplus                                                                        21,455             21,219
Retained earnings                                                              62,309             56,098
Unrealized gain (loss) on securities available for sale, net                    4,220              6,486
                                                                          ------------       ------------
Total stockholders' equity before treasury stock, unearned
ESOP shares and deferred compensation for stock grants                    $    94,275        $    90,094
Treasury stock, at cost                                                        (7,587)            (4,089)
Unearned ESOP shares and deferred compensation for stock grants                  (421)              (608)
                                                                          ------------       ------------
        Total stockholders' equity                                        $    86,267        $    85,397
                                                                          ------------       ------------
        Total liabilities and stockholders' equity                        $   991,046        $   952,536
                                                                          ============       ============
Common Shares outstanding at period end                                    13,627,945         13,786,474
                                                                          ============       ============


                                                                        4 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                1999      1998
                                                                                ----      ----
                                                                             (Dollars in thousands,
                                                                             except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                               $ 27,859   $26,550
    Interest and dividends on investment securities:
        Taxable interest income                                                 4,455     5,275
        Non-taxable interest income                                               950       847
        Dividends                                                                  65        69
    Interest on federal funds sold                                                158       596
                                                                             ---------  --------
        Total interest income                                                $ 33,487   $33,337
                                                                             ---------  --------
INTEREST EXPENSE:
    Deposits                                                                 $ 14,342   $15,081
    Short-term borrowings                                                         331       574
    Long-term debt                                                                780       596
                                                                             ---------  --------
        Total interest expense                                               $ 15,453   $16,251
                                                                             ---------  --------
        Net interest income                                                  $ 18,034   $17,086
Provision for loan losses                                                         600       650
                                                                             ---------  --------
        Net interest income after provision for loan losses                  $ 17,434   $16,436
                                                                             ---------  --------
OTHER INCOME:
    Trust                                                                    $  2,050   $ 1,783
    Commissions and brokers fees, net                                             719       593
    Service charges on deposit accounts                                         1,559     1,441
    Other service charges and fees                                              1,049       953
    Security gains (losses), net                                                  466       533
    Trading security gains (losses), net                                           (1)        0
    Net commissions from travel services                                          594       444
    Gain on sales of pooled loans                                                 520       384
    Other operating income                                                        555       521
                                                                             ---------  --------
        Total other income                                                   $  7,511   $ 6,652
                                                                             ---------  --------
OTHER EXPENSES:
    Salaries and wages                                                       $  7,144   $ 6,758
    Employee benefits                                                           1,395     1,309
    Net occupancy expense of bank premises                                      1,314     1,223
    Furniture and equipment expenses                                            1,569     1,013
    Data processing                                                               353       961
    Stationery, supplies and printing                                             464       350
    Amortization expense                                                          587       686
    Other operating expenses                                                    2,972     2,522
                                                                             ---------  --------
        Total other expenses                                                 $ 15,798   $14,822
                                                                             ---------  --------
        Income before income taxes                                           $  9,147   $ 8,266
Income taxes                                                                    2,850     2,554
                                                                             ---------  --------
NET INCOME                                                                   $  6,297   $ 5,712
                                                                             =========  ========

Other comprehensive income, before tax:
     Unrealized gains on securities:
         Unrealized holding gains(losses) arising during period               ($3,503)  $ 1,587
          Less reclassification adjustment for gains included in net income      (466)     (533)
                                                                             ---------  --------
Other comprehensive income, before tax                                        ($3,969)    1,054
     Income tax expense related to items of other comprehensive income          1,389      (369)
                                                                             ---------  --------
     Other comprehensive income, net of tax                                   ($2,580)  $   685
                                                                             ---------  --------
COMPREHENSIVE INCOME                                                         $  3,717   $ 6,397
                                                                             =========  ========

BASIC EARNINGS PER SHARE                                                     $   0.46   $  0.41
                                                                             =========  ========
DILUTED EARNINGS PER SHARE                                                   $   0.45   $  0.41
                                                                             =========  ========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                 $ 0.2200   $0.1900
                                                                             =========  ========



                                                                        5 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                1999      1998
                                                                                ----      ----
                                                                             (Dollars in thousands,
                                                                             except per share amounts)

INTEREST INCOME:
    Interest and fees on loans                                               $ 14,186   $13,231
    Interest and dividends on investment securities:
        Taxable interest income                                                 2,149     2,629
        Non-taxable interest income                                               486       430
        Dividends                                                                  31        34
    Interest on federal funds sold                                                 37       316
                                                                             ---------  --------
        Total interest income                                                $ 16,889   $16,640
                                                                             ---------  --------
INTEREST EXPENSE:
    Deposits                                                                 $  7,127   $ 7,489
    Short-term borrowings                                                         226       290
    Long-term debt                                                                412       330
                                                                             ---------  --------
        Total interest expense                                               $  7,765   $ 8,109
                                                                             ---------  --------
        Net interest income                                                  $  9,124   $ 8,531
Provision for loan losses                                                         300         0
                                                                             ---------  --------
        Net interest income after provision for loan losses                  $  8,824   $ 8,531
                                                                             ---------  --------
OTHER INCOME:
    Trust                                                                    $  1,062   $   899
    Commissions and brokers fees, net                                             364       310
    Service charges on deposit accounts                                           827       738
    Other service charges and fees                                                569       504
    Security gains (losses), net                                                  287       233
    Trading security gains (losses), net                                            0         1
    Net commissions from travel services                                          315       249
    Gain on sales of pooled loans                                                 306       198
    Other operating income                                                        221       218
                                                                             ---------  --------
        Total other income                                                   $  3,951   $ 3,350
                                                                             ---------  --------
OTHER EXPENSES:
    Salaries and wages                                                       $  3,564   $ 3,372
    Employee benefits                                                             684       644
    Net occupancy expense of bank premises                                        667       602
    Furniture and equipment expenses                                              839       526
    Data processing                                                               185       475
    Stationery, supplies and printing                                             213       201
    Amortization expense                                                          246       343
    Other operating expenses                                                    1,475     1,351
                                                                             ---------  --------
        Total other expenses                                                 $  7,873   $ 7,514
                                                                             ---------  --------
        Income before income taxes                                           $  4,902   $ 4,367
Income taxes                                                                    1,544     1,366
                                                                             ---------  --------
NET INCOME                                                                   $  3,358   $ 3,001
                                                                             =========  ========

Other comprehensive income, before tax:
     Unrealized gains on securities:
         Unrealized holding gains(losses) arising during period               ($1,726)  $   422
          Less reclassification adjustment for gains included in net income      (306)     (233)
                                                                             ---------  --------
Other comprehensive income, before tax                                        ($2,032)  $   189
     Income tax expense related to items of other comprehensive income            711       (66)
                                                                             ---------  --------
     Other comprehensive income, net of tax                                   ($1,321)  $   123
                                                                             ---------  --------
COMPREHENSIVE INCOME                                                         $  2,037   $ 3,124
                                                                             =========  ========

BASIC EARNINGS PER SHARE                                                     $   0.25   $  0.22
                                                                             =========  ========
DILUTED EARNINGS PER SHARE                                                   $   0.24   $  0.22
                                                                             =========  ========
DIVIDENDS DECLARED PER SHARE:
    Common Stock                                                             $ 0.1100   $0.0950
                                                                             =========  ========



                                                                        6 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                             1999        1998
                                                                             ----        ----
                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $   6,297   $   5,712
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                         2,228       1,876
        Provision for loan losses                                               600         650
        (Decrease) in deferred income taxes                                    (748)       (743)
        Amortization of investment security discounts                           (46)        (76)
        Gain on sales of investment securities, net                            (466)       (533)
        Proceeds from sales of pooled loans                                  56,271      38,360
        Loans originated for sale                                           (51,664)    (40,571)
        Gain on sale of pooled loans                                           (520)       (384)
        Loss (Gain) on sales and dispositions of premises and equipment           8         (12)
        Change in assets and liabilities:
           (Decrease) Increase in other assets                                 (785)        199
           Increase (decrease) in accrued expenses                               81         224
           (Decrease) in interest payable                                      (161)       (275)
           Increase in income taxes payable                                     589         507
                                                                          ----------  ----------
                Net cash provided by operating activities                 $  11,684   $   4,934
                                                                          ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale       $   4,651   $  19,365
    Proceeds from maturities of securities classified available for sale     70,032      60,025
    Purchase of securities classified available for sale                    (61,625)    (86,507)
    (Increase) in federal funds sold                                         (2,900)     (2,650)
    Increase in loans                                                       (52,931)    (19,783)
    Purchases of premises and equipment                                      (2,231)     (2,782)
    Proceeds from sales of premises and equipment                                21          23
    Cash acquired in acquisition of Busey Travel, Inc.                            -         204
                                                                          ----------  ----------
                Net cash (used in) investing activities                    ($44,983)   ($32,105)
                                                                          ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                    $  12,903    ($23,743)
    Net increase in demand, money market and saving deposits                 15,539      36,932
    Cash dividends paid                                                      (3,016)     (2,625)
    Purchase of treasury stock                                               (1,928)       (893)
    Proceeds from sale of treasury stock                                        378         391
    Proceeds from short-term borrowings                                         400      10,000
    Principal payments on short-term borrowings                                   -      (1,000)
    Proceeds from long-term borrowings                                        6,000      15,000
    Principal payments on long-term borrowings                                    -      (5,000)
    Net increase (decrease) in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings          5,000           -
                                                                          ----------  ----------
                Net cash provided by (used in) financing activities       $  35,276   $  29,062
                                                                          ----------  ----------
                Net increase (decrease) in cash and cash equivalents      $   1,977   $   1,891
Cash and due from banks, beginning                                        $  35,644   $  43,299
                                                                          ----------  ----------
Cash and due from banks, ending                                           $  37,621   $  45,190
                                                                          ==========  ==========


                                                                        7 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  RECENT EVENTS
The Boards of Directors of First Busey Corporation (Nasdaq: BUSE) and Eagle BancGroup, Inc. (Nasdaq: EGLB) announce that they have entered into an agreement providing for the acquisition of Eagle by First Busey. First Busey has agreed to purchase all of the issued and outstanding stock of Eagle for an aggregate cash consideration of approximately $26.6 million, or $25.74 per share. The agreement is subject to approval by the shareholders of Eagle BancGroup, Inc. and the receipt of required regulatory approvals. The acquisition will increase First Busey's share of the McLean County market to approximately 12%. Following the acquisition, First Federal will continue to operate under its existing name as a "community-oriented" financial institution as this is the primary focus of the Busey Organization with all of its subsidiaries. It is expected that a special Eagle shareholder meeting will be held in the fourth quarter of 1999 and that the transaction will close prior to year-end.


NOTE 2:  INTERIM FINANCIAL STATEMENTS
The consolidated interim financial statements of First Busey Corporation and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year.


NOTE 3:  LOANS
The major classifications of loans at June 30, 1999 and December 31, 1998 were as follows:

                                                June 30, 1999     December 31, 1998
                                                -----------------------------------
                                                     (Dollars in thousands)
Commercial                                         $ 98,985            $ 80,958
Real estate construction                             62,020              44,713
Real estate - farmland                               15,940              14,184
Real estate - 1-4 family residential mortgage       251,878             246,599
Real estate - multifamily mortgage                   46,405              51,888
Real estate - non-farm nonresidential mortgage      180,996             168,948
Installment                                          36,306              35,919
Agricultural                                         18,508              19,072
                                                -----------------------------------
                                                   $711,038            $662,281
                                                -----------------------------------

Less:
    Allowance for loan losses                         7,614               7,101
                                                -----------------------------------
    Net loans                                      $703,424            $655,180
                                                ===================================



The real estate-mortgage category includes loans held for sale with carrying values of $6,039,000 at June 30, 1999 and $11,266,000 at December 31, 1998;
these loans had fair market values of $6,106,000 and $11,373,000, respectively.






                                                                        8 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                             Three Months Ended             Six Months Ended
                                                                   June 30,                    June 30,
                                                              1999          1998           1999         1998
                                                           -----------  -----------    -----------  -----------
Net income                                                 $ 3,358,000  $ 3,001,000    $ 6,297,000  $ 5,712,000
Shares:
    Weighted average common shares outstanding              13,628,514   13,766,578     13,658,804   13,773,814

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method        358,454      279,719        328,710      257,638
                                                           -----------  -----------    -----------  -----------
    Weighted average common shares outstanding,
        as adjusted                                         13,986,968   14,046,297     13,987,514   14,031,452
                                                           ===========  ===========    ===========  ===========

Basic earnings per share                                   $      0.25  $      0.22    $      0.46  $      0.41
                                                           ===========  ===========    ===========  ===========
Diluted earnings per share                                 $      0.24  $      0.22    $      0.45  $      0.41
                                                           ===========  ===========    ===========  ===========





                                                                                        1999      1998
                                                                                     ---------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                                                $ 15,614   $16,526
                                                                                     =========  ========
             Income taxes                                                            $  2,956   $ 2,047
                                                                                     =========  ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                            $      -   $   231
                                                                                     =========  ========

        Change in unrealized gain (loss) on securities available for sale             ($3,969)  $ 1,054
                                                                                     =========  ========

        (Decrease) increase in deferred income taxes attributable to the unrealized
             (gain) loss on investment securities available for sale                 $  1,389     ($369)
                                                                                     =========  ========


Acquisition of Busey Travel, Inc.:
Working capital including cash                                                       $      -   $   561
Premises and equipment                                                                      -        23
Intangibles and other assets                                                                -       241
                                                                                     ---------  --------
Common stock issued from treasury to acquire Busey Carter Travel, Inc.               $      -   $   825
                                                                                     =========  ========





                                                                        9 of 24

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 1999 (unaudited) when compared with December 31, 1998 and the results of operations for the six months ended June 30, 1999 and 1998 (unaudited) and the results of operations for the three months ended June 30, 1999 and 1998 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT JUNE 30, 1999 AS COMPARED TO DECEMBER 31, 1998

Total assets increased $39,515,000 or 4.2%, to $991,046,000 at June 30, 1999
from $915,531,000 at December 31, 1998.

Securities available for sale decreased $16,514,00, or 7.6%, to $201,477,000 at June 30, 1999 from $217,991,000 at December 31, 1998.

Loans increased $48,757,000, or 7.4%, to $711,038,000 at June 30, 1999 from
$662,281,000 at December 31, 1998, primarily due to increases in commercial, real estate construction and mortgage loans.

Total deposits increased $28,442,000, or 3.4%, to $855,146,000 at June 30, 1999
from $826,704,000 at December 31, 1998. Non-interest bearing deposits increased 8.0% to $104,324,000 at June 30, 1999 from $96,555,000 at December 31, 1998.
Interest-bearing deposits increased 2.8% to $750,822,000 at June 30, 1999 from $730,149,000 at December 31, 1998.

Short-term borrowings increased $5,400,000 to $11,300,000 at June 30, 1999 as compared to $5,900,000 at December 31, 1998.

In the first six months of 1999, the Corporation repurchased 102,543 shares of its Class A common stock at an aggregate cost of $1,929,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of June 30, 1999, 65,930 of the 266,882 options which became exercisable on January 1, 1997 (and expire December 31, 1997) have not yet been exercised, 16,800 of the 63,900 options which became exercisable on January 1, 1998 (and expire December 31, 1999) have not yet been exercised, and all of the 2,000 options which became exercisable on January 1, 1999 (and expire on December 31, 1999) have not yet been exercised.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                   June 30, 1999  December 31, 1998
                                                                                   -------------  -----------------
                                                                                        (Dollars in thousands)
Non-accrual loans                                                                      $  683          $  526
Loans 90 days past due, still accruing                                                  1,059           1,052
Restructured loans                                                                          -               -
Other real estate owned                                                                   292             320
Non-performing other assets                                                                19              14
                                                                                   -------------  -----------------
    Total non-performing assets                                                        $2,053          $1,912
                                                                                   =============  =================
Total non-performing assets as a percentage of total assets                              0.21%           0.20%
                                                                                   =============  =================
Total non-performing assets as a percentage of loans plus non-performing assets          0.29%           0.29%
                                                                                   =============  =================


The ratio of non-performing assets as a percentage of total assets increased to 0.21% at June 30, 1999 from 0.20% at December 31, 1998. This was due primarily
to an increase in non-accrual loans.   The ratio of non-performing assets to
loans plus non-performing assets remained at 0.29% on June 30, 1999.



                                                                       10 of 24

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998

SUMMARY
-------

Net income for the six months ended June 30, 1999 increased 10.2% to $6,297,000 as compared to $5,712,000 for the comparable period in 1998. Diluted earnings per share increased 9.8% to $.45 at June 30, 1999 as compared to $.41 for the same period in 1998.

Operating earnings, which exclude security gains and the related tax expense, were $5,994,000, or $.43 per share for the six months ended June 30, 1999, as compared to $5,365,000, or $.38 per share for the same period in 1998.

The Corporation's return on average assets was 1.32% for the six months ended June 30, 1999, as compared to 1.25% for the comparable period in 1998. The return on average assets from operations of 1.26% for the six months ended June 30, 1999 was 8 basis points higher than the 1.18% level achieved in the comparable period of 1998.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.21% for the six months ended June 30, 1999, as compared to 4.18% for the same period in 1998. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.92% for the six months ended June 30, 1999, compared to 3.87% for the same period in
1998.   The increase in the net interest margin is due primarily to the 42 basis point decline in the average rate paid on time deposits.

During the six months ended June 30, 1999, the Corporation recognized security gains of approximately $303,000, after income taxes, representing 4.8% of net income. During the same period in 1998, security gains of $347,000, after income taxes, were recognized, representing 6.1% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the six months ended June 30, 1999 increased .5% to $33,487,000 from $33,337,000 for the comparable period in 1998. The increase in interest income resulted from an increase in average earning assets of $39,820,000 for the period ended June 30, 1999, as compared to the same period of 1998. The average yield on interest-earning assets decreased from 8.02% for the six months ended June 30, 1998 to 7.70% for the same period in 1999. This is due to declines in the yields on all categories of interest-earning assets

INTEREST EXPENSE
----------------

Total interest expense decreased 4.9% for the six months ended June 30, 1999 as compared to the prior year period. This decrease resulted primarily from declines in the rates paid on deposits and other interest-bearing liabilities offset partially by the growth of $25,637,000 in average interest-bearing liabilities.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $600,000 for the six months ended June 30, 1999 is $50,000 less than the provision for the comparable period in 1998. The provision and the net charge-offs for the period resulted in the reserve representing 1.07% of total loans and 437% of non-performing loans at June 30, 1999, as compared to the reserve representing 1.07% of total loans and 450% of non-performing loans at December 31, 1998. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.


                                                                       11 of 24

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security gains, increased 15.1% for the six months ended June 30, 1999 as compared to the same period in 1998. This was a combination of increases in trust revenue, commissions and brokers fees, service charges, net commissions from travel services and gains on the sales of pooled loans for the six months ended June 30, 1999 as compared to the same period in 1998. As of June 30, 1999, the trust company of the Corporation had $879,000,000 in assets under care, an increase of 21.5% from $723,656,000 at June 30, 1999. Gains of $520,000 were recognized on the sale of $55,750,000 of pooled loans for the six months ended June 30, 1999 as compared to gains of $384,000 on the sale of $37,976,000 of pooled loans in the prior year period.

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

Total other expense increased 6.6% or $976,000 for the six months ended June 30, 1999 as compared to the same period in 1998.

Salaries and wages expense increased $386,000 or 5.7% and employee benefits expense increased $86,000 for the six months ended June 30, 1999, as compared to the same period last year. The Corporation had 433 full time equivalent employees as of June 30, 1999 as compared to 425 as of June 30, 1998. Occupancy and furniture and equipment expenses increased 28.9% to $2,883,000 for the six months ended June 30, 1999 from $2,236,000 in the prior year period. Data processing expense decreased $608,000 to $353,000 for the six months ended June 30, 1999 from the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.84% for the six months ended June 30, 1999 from 1.91% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the six months ended June 30, 1999 was 61.5%, an improvement from 62.3% for the same period in 1998. When the gains on the sales of pooled loans are excluded these ratios are 62.7% and 63.3% for the six month periods ending June 30, 1999 and June 30, 1998 respectively.

Income taxes for the six months ended June 30, 1999 increased to $2,850,000 as compared to $2,554,000 for the comparable period in 1998. As a percent of income before taxes, the provision for income taxes increased to 31.2% for the six months ended June 30, 1999 from 30.9% for the same period in 1998 .




                                                                       12 of 24

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO JUNE 30, 1998

SUMMARY
-------

Net income for the three months ended June 30, 1999 increased 11.9% to $3,358,000 as compared to $3,001,000 for the comparable period in 1998. Diluted earnings per share increased 9.1% to $.24 at June 30, 1999 as compared to $.22 for the same period in 1998.

Operating earnings, which exclude security gains and the related tax expense, were $3,171,000, or $.23 per share for the three months ended June 30, 1999, as compared to $2,849,000, or $.20 per share for the same period in 1998.

The Corporation's return on average assets was 1.39% for the three months ended June 30, 1999, as compared to 1.31% achieved for the comparable period in 1998. The return on average assets from operations for the three months ended June 30, 1999 of 1.32% was eight basis points more than the 1.24% level achieved in the comparable period of 1998.

The net interest margin expressed as a percentage of average earning assets was 4.20% for the three months ended June 30, 1999, an increase of 6 basis points from the level achieved for the like period in 1998. The net interest margin expressed as a percentage of average total assets was 3.92% for the three months ended June 30, 1999, compared to 3.84% for the same period in 1998.

During the three months ended June 30, 1999, the Corporation recognized security gains of approximately $187,000, after income taxes, representing 5.6% of net income. During the same period in 1998, security gains of approximately $152,000, after income taxes, were recognized, representing 5.0% of net income.

INTEREST INCOME
---------------

Interest income on a fully taxable equivalent basis increased $271,000, or 1.6% for the three months ended June 30, 1999 from the same period in 1998. The increase resulted from a higher level of interest income on greater average volumes of loans, offset in part by lower levels of interest income on lower yields and average balances of obligations of Fed funds sold and U. S. Government obligations outstanding, for the three months ended June 30, 1999 as compared to the same period of 1998. The yield on interest earning assets decreased 28 basis points for the three months ended June 30, 1999 as compared to the same period in 1998.

INTEREST EXPENSE
----------------

Total interest expense decreased 4.2% for the three months ended June 30, 1999 as compared to the prior year period. This decrease resulted in large part from the decline in rates paid on deposits and short-term borrowings.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 17.5% for the three months ended June 30, 1999 as compared to the same period in 1998. This was a combination of increased trust revenue, commissions and brokers fees, service charges, net commissions from travel services and gains on sales of
pooled loans.   Gains of $306,000 were recognized on the sale of $30,296,000 of pooled loans for the three months ended June 30, 1999 as compared to gains of $198,000 on the sale of $22,331,000 of pooled loans in the prior year period.

Total other expense increased 4.8% or $359,000 for the three months ended June 30, 1999 as compared to the same period in 1998.

Salaries and wages expense increased $192,000 or 5.7% and employee benefits expense increased $40,000 or 6.2% for the three months ended June 30, 1999, as compared to the same period last year. Occupancy and furniture and equipment expenses increased 33.5% to $1,506,000 for the three months ended June 30, 1999 from $1,128,000 in the prior year period. Data processing expense decreased $290,000 to $185,000 for the three months ended June 30, 1999 from the prior year period.

The consolidated efficiency ratio for the three months ended June 30, 1999 was 60.1% as compared to 62.9% for the prior year period. When the gains on the sales of pooled loans are excluded, this ratio is 61.5% for the three months ended June 30, 1999 compared to 64.0% for the same period in 1998. The change

                                                                       13 of 24
in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended June 30, 1999 increased to $1,544,000 as compared to $1,366,000 for the comparable period in 1998. As a percent of income before taxes, the provision for income taxes increased to 31.5% for the three months ended June 30, 1999 from 31.3% for the same period in 1998.

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

                                                    June 30, 1999
                  -----------------------------------------------------------------------------------
                                 First Busey
                                   Trust &                                              Consolidated
                  Busey Bank    Investment Co.  All Other     Totals     Eliminations      Totals
                  -----------------------------------------------------------------------------------
Interest income   $    33,343  $            93  $       51  $   33,487  $           -   $      33,487
Interest expense       15,251                -         189      15,440  $          13          15,453
Other income            4,293            2,075       8,807      15,175  $      (7,664)          7,511
Net income              6,061              745       6,611      13,417  $      (7,120)          6,297
Total assets          975,559            3,944     102,742   1,082,245  $     (91,199)        991,046


                                                    June 30, 1998
                  -----------------------------------------------------------------------------------
                                 First Busey
                                   Trust &                                              Consolidated
                  Busey Bank    Investment Co.  All Other     Totals     Eliminations      Totals
                  -----------------------------------------------------------------------------------
Interest income   $    32,796  $            80  $      467  $   33,343  $          (6)  $      33,337
Interest expense       15,675                -         562      16,237  $          14          16,251
Other income            3,847            1,805       8,278      13,930  $      (7,278)          6,652
Net income              5,943              637       5,922      12,502  $      (6,790)          5,712
Total assets          928,818            3,246     125,118   1,057,182  $    (104,646)        952,536



LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

                                                                       14 of 24

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank of Chicago. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $4,100,000 available as of June 30, 1999.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased to 9.3% at June 30, 1999 from 8.4%
at December 31, 1998.   This is the ratio of total large liabilities to total
liabilities, and is low in comparison to the Corporation's peers. This change was due largely to a $6,346,000 increase in time deposits over $100,000 and a $5,400,000 increase in short-term debt which resulted in a higher ratio of large liabilities to total liabilities.

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 1999, the Corporation earned $6,297,000 and paid dividends of $3,016,000 to stockholders, resulting in a retention of current earnings of $3,281,000. The Corporation's dividend payout for the six months ended June 30, 1999 was 47.9%. The Corporation's risk-based capital ratio was 13.17% and the leverage ratio was 7.99% as of June 30, 1999, as compared to 13.23% and 7.87% respectively as of December 31, 1998. The Corporation and its bank subsidiaries were well above all minimum required capital ratios as of June 30, 1999.

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

The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time
periods.    The Funds Management Policy established by the asset-liability committee and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 18.

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of June 30, 1999, is as follows:

                                                                            Basis Point Changes
                                                                     ---------------------------------
                                                                      -200     -100     +100    +200
                                                                     ---------------------------------
Percentage change in net interest income due to an immediate change
in interest over a one-year period                                   (1.23%)  (0.71%)  (.86%)  (1.84%)



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

                                                                       15 of 24

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

The fourth step of the Year 2000 project plan is validation, which involves testing all mission critical items. This step was completed as of March 31,
1999.   Testing will continue throughout 1999 on non-mission critical systems.
The testing will be done on all systems even those such as the core banking applications that were purchased as being Year 2000 compliant. Any systems that have changes made after the initial testing will be re-tested to ensure that they remain compliant. The Corporation relies on entities such as the Federal Reserve to conduct banking business. Testing has been done with the Federal Reserve to ensure that the services used will be available.

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

First Busey Corporation has also developed a business continuity plan to implement should a problem arise. This business continuity plan is complete and will be tested several times prior to the end of 1999. Five tests have been completed as of July 14, 1999 and additional tests will be conducted throughout the remainder of the year. The plan was developed with three scenarios, the most critical of which is worst case where there would be no utilities of any kind. The organization has five back-up generators for operating customer service locations and a large generator to power the data processing center, which will support the most critical operations functions.

First Busey Corporation has developed an education program in conjunction with its Year 2000 efforts. The Corporation has provided mandatory training for all
in-house personnel.   The Corporation has also taken a leadership role in
educating the community about the Year 2000 issues through public forums, radio and television sessions, and meetings with community organizations to educate the people in the county about the Year 2000 issues. Within the last 60 days,

                                                                       16 of 24
the Task Force has implemented a web-site and telephone system to address questions related to Year 2000 and the steps being taken to mitigage any possible problems. It is important that the citizens of the communities which the Corporation serves understand what the Year 2000 issues are and also understand the plans and progress that individuals, businesses and government are making to minimize any negative effects of Year 2000.

First Busey Corporation continues to monitor its liquidity position and has established a liquidity contingency plan should any unlikely situations occur which would create a need for additional liquidity.

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








                                                                       17 of 24

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 1999.


                                                                      Rate Sensitive Within
                                           ------------------------------------------------------------------------
                                               1-30        31-90       91-180      181 Days -     Over
                                               Days         Days         Days        1 Year      1 Year      Total
                                           ------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Federal funds sold                         $    2,900   $        -   $        -   $         -   $      -   $  2,900
Investment securities
    U.S. Governments                            6,012        5,013       18,116        40,129     71,888    141,158
    Obligations of states and
        political subdivisions                      -            -        2,508         1,261     35,685     39,454
    Other securities                            6,759          702          651           219     12,534     20,865
Loans (net of unearned int.)                  220,730       52,029       64,912       115,815    257,552    711,038
                                           ------------------------------------------------------------------------
    Total rate-sensitive assets            $  236,401   $   57,744   $   86,187   $   157,424   $377,659   $915,415
                                           ------------------------------------------------------------------------

Interest bearing transaction
    deposits                               $   38,241   $        -   $        -   $         -   $      -   $ 38,241
Savings deposits                               83,851            -            -             -          -     83,851
Money market deposits                         279,189            -            -             -          -    279,189
Time deposits                                  56,775       41,186       53,025        92,923    105,632    349,541
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                   5,000            -            -             -          -      5,000
    Other                                       6,300            -            -             -          -      6,300
Long-term debt                                      -            -            -         6,000     25,000     31,000
                                           ------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                        $  469,356   $   41,186   $   53,025   $    98,923   $130,632   $793,122
                                           ------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities          ($232,955)  $   16,558   $   33,162   $    58,501   $247,027   $122,293
                                           ------------------------------------------------------------------------


    Cumulative gap                          ($232,955)   ($216,397)   ($183,235)    ($124,734)  $122,293
                                           ========================================================================
    Cumulative gap as a
       percentage of total
       rate-sensitive assets                   -25.45%      -23.64%      -20.02%       -13.63%     13.36%
                                           ========================================================================
    Cumulative ratio (cumulative RSA/RSL)
                                                0.50x        0.58x        0.67x         0.81x      1.15x
                                           ========================================================================



The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $233.0 million in the 1-30 day repricing category. The gap beyond 30 days becomes slightly less liability sensitive as rate-sensitive assets that reprice in those time periods are greater less in volume than rate-sensitive liabilities
that are subject to repricing in  the same respective time periods.   The
composition of the gap structure at June 30, 1999, will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 30 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.

                                                                       18 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                1999                          1998
                                                    ----------------------------------------------------------
                                                    Average    Income/   Yield/   Average    Income/   Yield/
                                                    Balance    Expense   Rate     Balance    Expense   Rate
                                                    ----------------------------------------------------------
                                                                       (Dollars in thousands)
ASSETS
    Federal funds sold                              $  6,848   $    158    4.65%  $ 21,815   $    596    5.51%
    Investment securities
        U.S. Government obligations                  145,301      4,066    5.64%   168,886      4,850    5.79%
        Obligations of states and political
            subdivisions (1)                          39,415      1,462    7.48%    32,474      1,303    8.09%
        Other securities                              20,835        454    4.39%    22,311        493    4.46%
    Loans (net of unearned interest) (1) (2)         681,177     27,973    8.28%   608,270     26,691    8.85%
                                                    -------------------           -------------------
    Total interest earning assets                   $893,576   $ 34,113    7.70%  $853,756   $ 33,933    8.02%
                                                               ========                      ========

    Cash and due from banks                           29,364                        31,977
    Premises and equipment                            24,730                        24,004
    Reserve for possible loan losses                  (7,338)                       (7,224)
    Other assets                                      19,002                        17,854
                                                    ---------                     ---------

Total Assets                                        $959,334                      $920,367
                                                    =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits           $ 13,197   $     98    1.50%  $ 11,323   $    111    1.97%
    Savings deposits                                  85,091      1,272    3.01%    80,484      1,318    3.30%
    Money market deposits                            301,032      4,428    2.97%   267,784      3,937    2.96%
    Time deposits                                    336,346      8,544    5.12%   353,387      9,715    5.54%
    Short-term borrowings:
        Federal funds purchased and
        repurchase agreements                          5,094        128    5.07%       275          8    5.60%
        Other                                          6,071        203    6.74%    14,764        566    7.74%
    Long-term debt                                    28,646        780    5.49%    21,823        596    5.50%
                                                    -------------------           -------------------
    Total interest bearing liabilities              $775,477   $ 15,453    4.02%  $749,840   $ 16,251    4.37%
                                                               ========                      ========

    Net interest spread                                                    3.68%                         3.65%
                                                                         =======                       =======

    Demand deposits                                   89,615                        79,534
    Other liabilities                                  7,916                         7,838
    Stockholders' equity                              86,326                        83,155
                                                    ---------                     ---------

Total Liabilities and Stockholders' Equity          $959,334                      $920,367
                                                    =========                     =========

Interest income / earning assets (1)                $893,576   $ 34,113    7.70%  $853,756   $ 33,933    8.02%
Interest expense / earning assets                   $893,576   $ 15,453    3.49%  $853,756     16,251    3.84%
                                                               -----------------             -----------------

Net interest margin (1)                                        $ 18,660    4.21%             $ 17,682    4.18%
                                                               =================             =================

 (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.
 (2)  Non-accrual loans have been included in average loans, net of unearned interest.


                                                                       19 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                   Change due to (1)

                                                             Average     Average      Total
                                                             Volume     Yield/Rate   Change
                                                            --------------------------------

                                                                  (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                                         ($357)        ($81)    ($438)
    Investment securities:
        U.S. Government obligations                             (663)        (121)     (784)
        Obligations of states and political
            subdivisions (2)                                     246          (87)      159
        Other securities                                         (32)          (7)      (39)
    Loans (2)                                                  2,758       (1,476)    1,282
                                                            --------------------------------

Change in interest income (2)                               $  1,952      ($1,772)  $   180
                                                            --------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits                   $     28         ($41)     ($13)
    Savings deposits                                              88         (134)      (46)
    Money market deposits                                        489            2       491
    Time deposits                                               (455)        (716)   (1,171)
    Short-term borrowings:
        Federal funds purchased and repurchase agreements        121           (1)      120
        Other                                                   (298)         (65)     (363)
    Long-term debt                                               186           (2)      184
                                                            --------------------------------

Change in interest expense                                  $    159        ($957)    ($798)
                                                            --------------------------------

Increase in net interest income (2)                         $  1,793        ($815)  $   978
                                                            ================================


 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.


                                                                       20 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 1999 AND 1998


                                                                1999                          1998
                                                    ----------------------------------------------------------
                                                    Average    Income/   Yield/   Average    Income/   Yield/
                                                    Balance    Expense   Rate     Balance    Expense   Rate
                                                    ----------------------------------------------------------
                                                                       (Dollars in thousands)
ASSETS
    Federal funds sold                              $  3,203   $     37    4.63%  $ 23,012   $    316    5.51%
    Investment securities
        U.S. Government obligations                  141,249      1,950    5.54%   166,919      2,414    5.80%
        Obligations of states and political
            subdivisions (1)                          40,363        748    7.43%    33,052        662    8.03%
        Other securities                              20,683        230    4.46%    22,720        247    4.36%
    Loans (net of unearned interest) (1) (2)         695,931     14,245    8.21%   609,555     13,300    8.75%
                                                    -------------------           -------------------
    Total interest earning assets                   $901,429   $ 17,210    7.66%  $855,258   $ 16,939    7.94%
                                                               ========                      ========

    Cash and due from banks                           29,017                        30,912
    Premises and equipment                            24,960                        24,698
    Reserve for possible loan losses                  (7,472)                       (7,434)
    Other assets                                      18,290                        18,801
                                                    ---------                     ---------

Total Assets                                        $966,224                      $922,235
                                                    =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits           $ 13,117   $     47    1.44%  $ 11,677   $     59    2.03%
    Savings deposits                                  84,333        627    2.98%    80,471        657    3.27%
    Money market deposits                            301,324      2,183    2.91%   273,605      2,039    2.99%
    Time deposits                                    338,187      4,270    5.06%   343,750      4,734    5.52%
    Short-term borrowings:
        Federal funds purchased and
        repurchase agreements                          9,657        123    5.11%       143          2    5.61%
        Other                                          6,200        103    6.66%    15,925        288    7.25%
    Long-term debt                                    30,165        412    5.48%    24,670        330    5.37%
                                                    -------------------           -------------------
    Total interest bearing liabilities              $782,983   $  7,765    3.98%  $750,241   $  8,109    4.34%
                                                               ========                      ========

    Net interest spread                                                    3.68%                         3.60%
                                                                         =======                       =======

    Demand deposits                                   89,255                        80,144
    Other liabilities                                  7,887                         7,871
    Stockholders' equity                              86,099                        83,979
                                                    ---------                     ---------

Total Liabilities and Stockholders' Equity           966,224                      $922,235
                                                    =========                     =========

Interest income / earning assets (1)                $901,429   $ 17,210    7.66%  $855,258   $ 16,939    7.94%
Interest expense / earning assets                   $901,429      7,765    3.46%  $855,258      8,109    3.80%
                                                               -----------------             -----------------

Net interest margin (1)                                        $  9,445    4.20%             $  8,830    4.14%
                                                               =================             =================

 (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.
 (2)  Non-accrual loans have been included in average loans, net of unearned interest.


                                                                       21 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 1999 AND 1998



                                                        CHANGE DUE TO (1)

                                                 Average      Average      Total
                                                  Volume     Yield/Rate   Change
                                                 --------------------------------

                                                      (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                              ($236)        ($43)    ($279)
    Investment securities:
        U.S. Government obligations                  (358)        (106)     (464)
        Obligations of states and political
             subdivisions (2)                         130          (44)       86
        Other securities                              (23)           6       (17)
    Loans (2)                                       1,678         (733)      945
                                                 --------------------------------

Change in interest income (2)                    $  1,191        ($920)  $   271
                                                 --------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits        $      9         ($21)     ($12)
    Savings deposits                                   35          (65)      (30)
    Money market deposits                             199          (55)      144
    Time deposits                                     (75)        (389)     (464)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                121            -       121
        Other                                        (164)         (21)     (185)
    Long-term debt                                     74            8        82
                                                 --------------------------------

Change in interest expense                       $    199        ($543)    ($344)
                                                 --------------------------------

Increase in net interest income (2)              $    992        ($377)  $   615
                                                 ================================


 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.


                                                                       22 of 24

                           PART II - OTHER INFORMATION



ITEM 6:  Exhibits and Reports on Form 8-K

         (a) There were no reports on Form 8-K filed during the three months ending June 30, 1999.



















                                                                       23 of 24

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)



                                        By:        //Barbara J. Jones//
                                             --------------------------------

                                             Barbara J. Jones
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal financial and
                                               accounting officer)



Date:     August 13, 1999








                                                                       24 of 24