Form 10-Q
period 1999-09-30
FIRST BUSEY CORP /NV/
filed 1999-11-15
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended 9/30/99        Commission File No. 0-15950


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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.


Class                                       Outstanding at October 31, 1999
---------------------------------------------------------------------------
Class A Common Stock, without par value                   13,549,384


                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30, 1999     December 31, 1998
                                                                             ------------------     -----------------
                                                                                      (Dollars in thousands)
ASSETS
Cash and due from banks                                                           $    27,686          $    35,644

Federal funds sold                                                                     24,700                    -
Securities available for sale (amort. cost 1999  $218,625;  1998  $207,531)           224,164              217,991

Loans (net of unearned  interest)                                                     735,495              662,281
Allowance for loan losses                                                              (7,854)              (7,101)
                                                                                  ------------         ------------
    Net loans                                                                     $   727,641          $   655,180

Premises and equipment                                                                 24,529               24,232
Other assets                                                                           22,323               18,484
                                                                                  ------------         ------------
        Total assets                                                              $ 1,051,043          $   951,531
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                          $    93,080          $    96,555
    Interest bearing                                                                  792,990              730,149
                                                                                  ------------         ------------
    Total deposits                                                                $   886,070          $   826,704

Short-term borrowings                                                                  31,176                5,900
Long-term debt                                                                         41,000               25,000
Other liabilities                                                                       7,111                6,824
                                                                                  ------------         ------------
        Total liabilities                                                         $   965,357          $   864,428
                                                                                  ------------         ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                   $         -          $         -
Common stock                                                                            6,291                6,291
Surplus                                                                                21,654               21,283
Retained earnings                                                                      64,265               59,028
Unrealized gain (loss) on securities available for sale, net                            3,343                6,799
                                                                                  ------------         ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                        $    95,553          $    93,401
Treasury stock, at cost                                                                (9,452)              (5,865)
Unearned ESOP shares and deferred compensation for stock grants                          (415)                (433)
                                                                                  ------------         ------------
        Total stockholders' equity                                                $    85,686          $    87,103
                                                                                  ------------         ------------
        Total liabilities and stockholders' equity                                $ 1,051,043          $   951,531
                                                                                  ============         ============

Class A Common Shares outstanding at period end                                    13,577,235           13,704,938
                                                                                  ============         ============

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30, 1999     September 30, 1998
                                                                             ------------------     ------------------
                                                                                     (Dollars in thousands)

ASSETS
Cash and due from banks                                                           $    27,686          $    35,057

Federal funds sold                                                                     24,700               27,950
Securities available for sale (amort. cost 1998  $218,625;  1998  $215,163)           224,164              224,423

Loans (net of unearned  interest)                                                     735,495              634,043
Allowance for loan losses                                                              (7,854)              (7,306)
                                                                                  ------------         ------------
    Net loans                                                                     $   727,641          $   626,737

Premises and equipment                                                                 24,529               24,611
Other assets                                                                           22,323               19,772
                                                                                  ------------         ------------
         Total assets                                                             $ 1,051,043          $   958,550
                                                                                  ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                          $    93,080          $    85,829
    Interest bearing                                                                  792,990              738,187
                                                                                  ------------         ------------
    Total deposits                                                                $   886,070          $   824,016

Short-term borrowings                                                                  31,176               15,550
Long-term debt                                                                         41,000               25,000
Other liabilities                                                                       7,111                7,888
                                                                                  ------------         ------------
        Total liabilities                                                         $   965,357          $   872,454
                                                                                  ------------         ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                   $         -          $         -
Common stock                                                                            6,291                6,291
Surplus                                                                                21,654               21,253
Retained earnings                                                                      64,265               57,708
Unrealized gain (loss) on securities available for sale, net                            3,343                6,016
                                                                                  ------------         ------------
        Total stockholders' equity before treasury stock, unearned ESOP
        shares and deferred compensation for stock grants                         $    95,553          $    91,268
Treasury stock, at cost                                                                (9,452)              (4,578)
Unearned ESOP shares and deferred compensation for stock grants                          (415)                (594)
                                                                                  ------------         ------------
        Total stockholders' equity                                                $    85,686          $    86,096
                                                                                  ------------         ------------
        Total liabilities and stockholders' equity                                $ 1,051,043          $   958,550
                                                                                  ============         ============

Common Shares outstanding at period end                                            13,577,235           13,770,330
                                                                                  ============         ============

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                               1999          1998
                                                                             ---------      --------
                                                                            (Dollars in thousands,
                                                                            except per share amounts)

INTEREST INCOME:
    Interest and fees on loans                                               $ 42,930       $40,331
    Interest and dividends on investment securities:
        Taxable interest income                                                 6,900         7,958
        Non-taxable interest income                                             1,445         1,280
        Dividends                                                                  95           101
    Interest on federal funds sold                                                175           729
                                                                             ---------      --------
        Total interest income                                                $ 51,545       $50,399
                                                                             ---------      --------

INTEREST EXPENSE:
    Deposits                                                                 $ 21,962       $22,841
    Short-term borrowings                                                         834           901
    Long-term debt                                                              1,300           892
                                                                             ---------      --------
        Total interest expense                                               $ 24,096       $24,634
                                                                             ---------      --------
        Net interest income                                                  $ 27,449       $25,765
Provision for loan losses                                                         900           700
                                                                             ---------      --------
        Net interest income after provision for loan losses                  $ 26,549       $25,065
                                                                             ---------      --------

OTHER INCOME:
    Trust                                                                    $  2,983       $ 2,591
    Commissions and brokers' fees, net                                          1,071           927
    Service charges on deposit accounts                                         2,554         2,212
    Other service charges and fees                                              1,621         1,412
    Security gains, net                                                           696           727
    Trading security gains, net                                                    (1)            5
    Net commissions from travel services                                          838           651
    Gain on sales of pooled loans                                                 759           656
    Other operating income                                                        810           753
                                                                             ---------      --------
        Total other income                                                   $ 11,331       $ 9,934
                                                                             ---------      --------

OTHER EXPENSES:
    Salaries and wages                                                       $ 10,776       $10,168
    Employee benefits                                                           2,076         1,929
    Net occupancy expense of bank premises                                      2,009         1,919
    Furniture and equipment expenses                                            2,505         1,581
    Data processing                                                               553         1,474
    Stationery, supplies and printing                                             651           513
    Amortization expense                                                          826         1,038
    Other operating expenses                                                    4,446         3,786
                                                                             ---------      --------
        Total other expenses                                                 $ 23,842       $22,408
                                                                             ---------      --------
        Income before income taxes                                           $ 14,038       $12,591
Income taxes                                                                    4,287         3,890
                                                                             ---------      --------
        NET INCOME                                                           $  9,751       $ 8,701

Other comprehensive income, before tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period                (4,226)        1,060
        Less reclassification adjustment for gains included in net income        (696)         (727)
                                                                             ---------      --------
Other comprehensive income, before tax                                        ($4,922)      $   333
    Income tax expense related to items of other comprehensive income          (1.465)          118
                                                                             ---------      --------
    Other comprehensive income, net of tax                                    ($3,457)      $   215
                                                                             ---------      --------
COMPREHENSIVE INCOME                                                         $  6,284       $ 8,916
                                                                             =========      ========

BASIC EARNINGS PER SHARE                                                     $   0.71       $  0.63
                                                                             =========      ========
DILUTED EARNINGS PER SHARE                                                   $   0.70       $  0.62
                                                                             =========      ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                 $   0.33       $  0.29
                                                                             =========      ========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                               1999          1998
                                                                             ---------      --------
                                                                            (Dollars in thousands,
                                                                            except per share amounts)

INTEREST INCOME:
    Interest and fees on loans                                               $15,071        $13,781
    Interest and dividends on investment securities:
        Taxable interest income                                                2,445          2,683
        Non-taxable interest income                                              495            433
        Dividends                                                                 30             32
    Interest on federal funds sold                                                17            133
                                                                             --------       --------
        Total interest income                                                $18,058        $17,062
                                                                             --------       --------

INTEREST EXPENSE:
    Deposits                                                                 $ 7,620        $ 7,760
    Short-term borrowings                                                        503            327
    Long-term debt                                                               520            296
                                                                             --------       --------
        Total interest expense                                               $ 8,643        $ 8,383
                                                                             --------       --------
        Net interest income                                                  $ 9,415        $ 8,679
Provision for loan losses                                                        300             50
                                                                             --------       --------
        Net interest income after provision for loan losses                  $ 9,115        $ 8,629
                                                                             --------       --------

OTHER INCOME:
    Trust                                                                    $   933        $   808
    Commissions and brokers' fees, net                                           352            334
    Service charges on deposit accounts                                          995            771
    Other service charges and fees                                               572            459
    Security gains, net                                                          230            194
    Trading security gains, net                                                    -              5
     Net commissions from travel services                                        244            207
    Gain on sales of pooled loans                                                239            272
    Other operating income                                                       255            232
                                                                             --------       --------
        Total other income                                                   $ 3,820        $ 3,282
                                                                             --------       --------

OTHER EXPENSES:
    Salaries and wages                                                       $ 3,632        $ 3,410
    Employee benefits                                                            681            620
    Net occupancy expense of bank premises                                       695            696
    Furniture and equipment expenses                                             936            568
    Data processing                                                              200            513
    Stationery, supplies and printing                                            187            163
    Amortization expense                                                         239            352
    Other operating expenses                                                   1,474          1,264
                                                                             --------       --------
        Total other expenses                                                 $ 8,044        $ 7,586
                                                                             --------       --------
        Income before income taxes                                           $ 4,891        $ 4,325
Income taxes                                                                   1,437          1,336
                                                                             --------       --------
        NET INCOME                                                           $ 3,454        $ 2,989
                                                                             ========       ========

Other comprehensive income, before tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period                 (723)          (527)
        Less reclassification adjustment for gains included in net income       (230)          (194)
                                                                             --------       --------
Other comprehensive income, before tax                                          (953)          (721)
    Income tax expense related to items of other comprehensive income            (76)          (251)
                                                                             --------       --------
    Other comprehensive income, net of tax                                      (877)          (470)
                                                                             --------       --------
COMPREHENSIVE INCOME                                                         $ 2,577        $ 2,519
                                                                             ========       ========

BASIC EARNINGS PER SHARE                                                     $  0.25        $  0.22
                                                                             ========       ========

DILUTED EARNINGS PER SHARE                                                   $  0.25        $  0.21
                                                                             ========       ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                 $0.1100        $0.1000
                                                                             ========       ========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                           1999        1998
                                                                                       -----------  ----------
                                                                                       (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $    9,751   $   8,701
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                       3,293       2,863
        Provision for loan losses                                                             900         700
        Decrease in deferred income taxes                                                    (774)       (813)
        Amortization of investment security discounts                                         (96)       (110)
        Gain on sales of investment securities, net                                          (696)       (727)
        Proceeds from sales of pooled loans                                                77,232      59,746
        Loans originated for sale                                                         (68,103)    (67,016)
        Gain on sale of pooled loans                                                         (759)       (656)
        Loss(gain) on sales and dispositions of premises and equipment                         20         (10)
        Change in assets and liabilities:
           (Decrease) in other assets                                                      (2,258)       (237)
           Increase in accrued expenses                                                       365       1,024
           Increase (decrease) in interest payable                                             27        (149)
           (Decrease) increase in income taxes payable                                       (105)        522
                                                                                       -----------  ----------
                Net cash provided by operating activities                              $   18,797   $   3,838
                                                                                       -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                    $    5,978   $  31,453
    Proceeds from maturities of securities classified available for sale                   80,244      75,565
    Purchase of securities classified available for sale                                  (96,524)   (114,759)
    (Increase) in federal funds sold                                                      (24,700)     (9,150)
    Increase in loans                                                                     (81,901)    (23,439)
    Purchases of premises and equipment                                                    (2,790)     (3,581)
    Proceeds from sales of premises and equipment                                              26          25
    Cash acquired in acquisition of Busey Carter Travel, Inc.                                   -         204
                                                                                       -----------  ----------
                Net cash (used in) investing activities                                 ($119,667)   ($43,682)
                                                                                       -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                                     54,043    ($19,995)
    Net increase in demand, money market and saving deposits                                5,323      32,558
    Cash dividends paid                                                                    (4,514)     (4,004)
    Purchase of treasury stock                                                             (4,249)     (1,483)
    Proceeds from sale of treasury stock                                                    1,033         526
    Proceeds from short-term borrowings                                                     2,400      10,000
    Principal payments on short-term borrowings                                              (900)     (1,000)
    Proceeds from long-term borrowings                                                     16,000      20,000
    Principal payments on long-term borrowings                                                  -      (5,000)
    Net increase in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings                       23,776           -
                                                                                       -----------  ----------
                Net cash provided by (used in) financing activities                    $   92,912   $  31,602
                                                                                       -----------  ----------
                Net increase (decrease) in cash and cash equivalents                      ($7,958)    ($8,242)
Cash and due from banks, beginning                                                         35,644      43,299
                                                                                       -----------  ----------
Cash and due from banks, ending                                                        $   27,686   $  35,057
                                                                                       ===========  ==========

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


NOTE 2:  LOANS

The major classifications of loans at September 30, 1999 and December 31, 1998 were as follows:


                                                  September 30, 1999     December 31, 1998
                                                  ----------------------------------------
                                                          (Dollars in thousands)

Commercial                                               $ 92,120              $ 80,958
Real estate construction                                   43,292                44,713
Real estate - farmland                                     15,515                14,184
Real estate - 1-4 family residential mortgage             265,891               246,599
Real estate - multifamily mortgage                         57,686                51,888
Real estate - non-farm nonresidential mortgage            202,136               168,948
Installment                                                38,590                35,919
Agricultural                                               20,265                19,072
                                                  ----------------------------------------
                                                         $735,495              $662,281

Less:
    Allowance for loan losses                               7,854                 7,101
                                                  ----------------------------------------
    Net loans                                            $727,641              $655,180
                                                  ========================================



The real estate-mortgage category includes loans held for sale with carrying values of $2,896,000 at September 30, 1999 and $11,266,000 at
December 31, 1998; these loans had fair market values of $2,925,000 and $11,373,000 respectively.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:


                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                               1999         1998         1999         1998
                                                           -----------  -----------  -----------  -----------
Net income                                                 $ 3,454,000  $ 2,989,000  $ 9,751,000  $ 8,701,000
Shares:
    Weighted average common shares outstanding              13,602,302   13,765,820   13,639,763   13,771,120

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method        325,042      320,817      324,474      278,929
                                                           -----------  -----------  -----------  -----------
    Weighted average common shares outstanding,
        as adjusted                                         13,927,344   14,086,637   13,967,237   14,050,049
                                                           ===========  ===========  ===========  ===========

Basic earnings per share                                   $      0.25  $      0.22  $      0.71  $      0.63
                                                           -----------  -----------  -----------  -----------
Diluted earnings per share                                 $      0.25  $      0.21  $      0.70  $      0.62
                                                           -----------  -----------  -----------  -----------



NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

                                                                            1999       1998
                                                                          ---------  --------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
            Interest                                                      $ 24,069   $24,783
           Income taxes                                                   $  4,392   $ 3,368
                                                                          =========  ========

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
      FINANCING ACTIVITIES
    Other real estate acquired in settlement of loans                     $    170   $   237
                                                                          =========  ========

    Change in unrealized gain (loss) on securities available for sale      ($4,922)  $   333
                                                                          =========  ========

    Increase (decrease) in deferred income taxes attributable to the unrealized (gain)  on investment securities available for sale
                                                                          $  1,465     ($118)
                                                                          =========  ========

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 1999 (unaudited) when compared with December 31, 1998 and the results of operations for the nine months ended September 30, 1999 and 1998 (unaudited) and the results of operations for the three months ended September 30, 1999 and 1998 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AS COMPARED TO DECEMBER 31, 1998

Total assets increased $99,512,000, or 10.5% , to $1,051,043,000 at September 30, 1999 from $951,531,000 at December 31, 1998.

Securities available for sale increased $6,173,000, or 2.8%, to $224,164,000 at September 30, 1999 from $217,991,000 at December 31, 1998.

Loans increased $73,214,000 or 11.1%, to $735,495,000 at September 30, 1999 from
$662,281,000 at December 31, 1998, primarily due to increases in commercial and mortgage loans.

Total deposits increased $59,366,000, or 7.2%, to $886,070,000 at September 30, 1999 from $826,704,000 at December 31, 1998. Non-interest bearing deposits decreased 3.6% to $93,080,000 at September 30, 1999 from $96,555,000 at December 31, 1998. Interest-bearing deposits increased 8.6% to $792,990,000 at September 30, 1999 from $730,149,000 at December 31, 1998. Short-term borrowings increased $25,276,000 to $31,176,000 at September 30, 1999, as compared to $5,900,000 at December 31, 1999. Growth in short-term borrowings is due to $23,776,000 repurchase agreement entered into by Busey Bank, the Corporation's bank subsidiary.

In the first nine months of 1999, the Corporation repurchased 207,753 shares of its Class A stock at an aggregate cost of $4,249,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of September 30, 1999, 20,930 of the 266,882 options which became exercisable on January 1, 1997 (and expire December 31, 1999) have not yet been exercised and 9,300 of the 63,900 options which became exercisable on January 1, 1998 (and expire December 31, 1999) have not yet been exercised. It is anticipated that the Corporation may from time to time continue to make purchases of its common stock in order to meet future issuance requirements.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                 September 30, 1999     December 31,1998
                                                                                 ------------------     ----------------
                                                                                         (Dollars in thousands)

Non-accrual loans                                                                          $  615               $  526
Loans 90 days past due, still accruing                                                      1,894                1,052
Restructured loans                                                                              -                    -
Other real estate owned                                                                       410                  320
Non-performing other assets                                                                    11                   14
                                                                                 ------------------     ----------------
    Total non-performing assets                                                             2,930               $1,912
                                                                                 ==================     ================
Total non-performing assets as a percentage of total assets                                  0.28%                0.20%
                                                                                 ==================     ================
Total non-performing assets as a percentage of loans plus non-performing assets              0.40%                0.29%
                                                                                 ==================     ================


The ratio of non-performing assets to loans plus non-performing assets increased to 0.40% at September 30, 1999 from 0.29% at December 31, 1998. This was due primarily to an increase in the balance of loans 90 days past due and still accruing. Although the non-performing ratios have increased over the last nine months, the Corporation's ratios compare favorably with those of its peers.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO SEPTEMBER 30, 1998

SUMMARY
-------

Net income for the nine months ended September 30, 1999 increased 12.1% to $9,751,000 as compared to $8,701,000 for the comparable period in 1998. Diluted earnings per share increased 12.9% to $.70 at September 30, 1999 as compared to $.62 for the same period in 1998.

Operating earnings, which exclude security gains and the related tax expense, were $9,299,000, or $.67 per share for the nine months ended September 30, 1999, as compared to $8,228,000, or $.59 per share for the same period in 1998.

The Corporation's return on average assets was 1.33% for the nine months ended September 30, 1999, as compared to 1.26% for the comparable period in 1998. The return on average assets from operations of 1.27% for the nine months ended September 30, 1999 was 8 basis points higher than the 1.19% level achieved in the comparable period of 1998.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 4.16% for the nine months ended September 30, 1999, matching the 4.16% for the same period in 1998. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.88% for the nine months ended September 30, 1999, compared to 3.86% for the same period
in 1998.   Balance Sheet growth, coupled with the lower interest-rate environment, have contributed to the relatively constant net interest margin.

During the nine months ended September 30, 1999, the Corporation recognized security gains of approximately $452,000, after income taxes, representing 4.6% of net income. During the same period in 1998, security gains of $473,000, after income taxes, were recognized, representing 5.4% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the nine months ended September 30, 1999 increased 2.3% to $52,495,000 from $51,292,000 for the comparable period in 1998. The increase in interest income resulted from an increase in average earning assets of $56,222,000 for the period ended September 30, 1999, as compared to the same period of 1998. Particularly significant is the large growth in loan volumes which produce higher yields than the other categories of interest-earning assets. The increase in interest income due to volume growth was partially offset by a 32 basis point decrease in the average yield on interest-earning assets from 8.01% to 7.69% in the current period when compared to the same period in 1998.

INTEREST EXPENSE
----------------

Total interest expense decreased 2.2% for the nine months ended September 30, 1999 as compared to the prior year period. The decrease resulted primarily from declines on the rates paid on all deposit categories and other short-term borrowings. These rate decreases were partially offset by volume increases in money market deposits, fed funds purchased and repurchase agreements, and long-term debt.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $900,000 for the nine months ended September 30, 1999 is $200,000 more than the provision for the comparable period in 1998. The provision and the net charge-offs of $254,000 for the period resulted in the reserve representing 1.07% of total loans and 268% of non-performing loans at September 30, 1999, as compared to the reserve representing 1.07% of total loans and 371% of non-performing loans at December 31, 1998. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security gains, increased 15.5% for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase is due primarily to growth in trust, service charges on deposit accounts, other service charges and fees, and net commissions from travel services. Gains of $759,000 were recognized on the sale of $76,473,000 of pooled loans for the nine months ended September 30, 1999 as compared to gains of $656,000 on the sale of $59,090,000 of pooled loans in the prior year period.

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

Total other expense increased 6.4% or $1,434,000 for the nine months ended September 30, 1999 as compared to the same period in 1998.

Salaries and wages expense increased $608,000 or 6.0%, and employee benefits expense increased $147,000 or 7.6% for the nine months ended September 30,
1999, as compared to the same period last year.   The Corporation had 430 full
time equivalent employees as of September 30, 1999 as compared to 423 as of September 30, 1998. Occupancy and furniture and equipment expenses increased 29.0% to $4,514,000 for the nine months ended September 30, 1999 from $3,500,000 in the prior year period. Data processing expense decreased $921,000 to $553,000 for the nine months ended September 30, 1999 from the prior year period. During September of 1998, Busey Bank converted from an outsourced data processing solution to an in-house solution. As a result of this change, some of the costs associated with this function, such as staffing, furniture and equipment expenses, are included in other expense line items for 1999, while all costs of the outsourced solution were included in the data processing line during 1998.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.80% for the nine months ended September 30, 1999 from 1.91% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non-interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non-interest income, excluding security gains). The consolidated efficiency ratio for the nine months ended
September 30, 1999 was 61.1% as compared to 62.5% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 62.3% and 63.6%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the nine months ended September 30, 1999 increased to $4,287,000 as compared to $3,890,000 for the comparable period in 1998. As a percent of income before taxes, the provision for income taxes increased to 30.5% for the nine months ended September 30, 1999 from 30.9% for the same period in 1998.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO SEPTEMBER 30, 1998

SUMMARY
-------

Net income for the three months ended September 30, 1999 increased 15.6% to $3,454,000 as compared to $2,989,000 for the comparable period in 1998. Diluted earnings per share increased 19.0% to $.25 at September 30, 1999 as compared to $.21 for the same period in 1998.

Operating earnings, which exclude security gains and the related tax expense, were $3,304,000, or $.24 per share for the three months ended September 30, 1999, as compared to $2,863,000, or $.20 per share for the same period in 1998.

The Corporation's return on average assets was 1.35% for the three months ended September 30, 1999, as compared to 1.26% achieved for the comparable period in 1998. The return on average assets from operations of 1.29% for the three months ended September 30, 1999 is 8 basis points higher than the 1.21% level achieved in the comparable period of 1998.

The net interest margin expressed as a percentage of average earning assets was 4.07% for the three months ended September 30, 1999, 3 basis points lower than the level achieved for the like period in 1998. The net interest margin expressed as a percentage of average total assets was 3.80% for the three months ended September 30, 1999, matching the 3.80% for the same period in 1998.

During the three months ended September 30, 1999, the Corporation recognized security gains of approximately $150,000, after income taxes, representing 4.3% of net income. During the same period in 1998, security gains of approximately $126,000, after income taxes, were recognized, representing 4.4% of net income.

INTEREST INCOME
---------------

Interest income on a fully taxable equivalent basis increased $1,023,000 or 5.9% for the three months ended September 30, 1999 from the same period in 1998. The increase resulted from a higher level of interest income on greater average volumes of loans outstanding for the three months ended September 30, 1999 as compared to the same period of 1998, partially offset by lower yields on all categories of interest-earning assets. The yield on interest earning assets decreased 25 basis points for the three months ended September 30, 1999 as compared to the same period in 1998.

INTEREST EXPENSE
----------------

Total interest expense increased $260,000, or 3.1%, for the three months ended September 30, 1999 as compared to the prior year period. This increase resulted primarily from increases in the average volumes of money market and time deposits, fed funds purchased and repurchase agreements, and long-term debt, which were partially offset by decreases in the rates paid on savings, money market and time deposits.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 16.3% for the three months ended September 30, 1999 as compared to the same period in 1998. This was a combination of increased trust revenue, service charges on deposit accounts, and other service charges and fees. Gains of $239,000 were recognized on the sale of $20,723,000 of pooled loans for the three months ended September 30, 1999 as compared to gains of $272,000 on the sale of $21,114,000 of pooled loans in the prior year period.

Total other expense increased 6.0% or $458,000 for the three months ended September 30, 1999 as compared to the same period in 1998.

Salaries and wages expense increased $222,000 or 6.5% and employee benefits expense increased $61,000 or 9.8% for the three months ended September 30, 1999,
as compared to the same period last year.   Occupancy and
furniture and equipment expenses increased 29.0% to $1,631,000 for the three months ended September 30, 1999 from $1,264,000 in the prior year period. For the reasons discussed earlier, data processing expense decreased $313,000 to $200,000 for the three months ended September 30, 1999 from the prior year period. Other operating expenses increased $210,000 to $1,474,000 for the three months ended September 30, 1999 from the prior year period.

The consolidated efficiency ratio for the three months ended September 30, 1999 was 60.4% as compared to 62.9% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 61.5% and 64.3%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended September 30, 1999 increased to $1,437,000 as compared to $1,336,000 for the comparable period in 1998. As a percent of income before taxes, the provision for income taxes decreased to 29.4% for the three months ended September 30, 1999 from 30.9% for the same period in 1998.

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

ACQUISITION ACTIVITY
--------------------

The Board of Directors of First Busey Corporation (Nasdaq: BUSE) announced October 29, 1999 that First Busey Corporation has consummated its acquisition of Eagle BancGroup, Inc. of Bloomington, Illinois. First Busey purchased the outstanding stock of Eagle for an aggregate cash consideration of approximately $27.0 million, or $25.74 per share. The acquisition has been approved by all required regulatory authorities and was approved by the shareholders of Eagle BancGroup, Inc. at a special stockholders meeting on October 29, 1999.

First Federal currently operates two locations in Bloomington, Illinois, an office in LeRoy, Illinois, and an office in Lexington, Illinois. First Federal had total assets of $178 million as of September 30, 1999. Busey Bank currently has two Banking Centers in McLean County. After the completion of this acquisition, First Busey's assets will total $324 million in McLean County. The acquisition will also increase First Busey's market share of deposits in McLean County to approximately 12%.

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


                                                  September 30, 1999
                  -----------------------------------------------------------------------------------
                                 First Busey
                                   Trust &                                              Consolidated
                  Busey Bank    Investment Co.  All Other     Totals     Eliminations      Totals
                  -----------------------------------------------------------------------------------
Interest income   $    51,323  $           143  $       80  $   51,546  $          (1)  $      51,545
Interest expense       23,788                -         288      24,076  $          20          24,096
Other income            6,574            3,045      13,380      22,999  $     (11,668)         11,331
Net income              9,341            1,045      10,209      20,595  $     (10,844)          9,751
Total assets        1,036,211            3,873     103,430   1,143,514  $     (92,471)      1,051,043



                                           September 30, 1998
                  -----------------------------------------------------------------------------------
                                 First Busey
                                   Trust &                                              Consolidated
                  Busey Bank    Investment Co.  All Other     Totals     Eliminations      Totals
                  -----------------------------------------------------------------------------------
Interest income   $    49,481  $           122  $      808  $   50,411  $         (12)  $      50,399
Interest expense       23,760                -         855      24,615  $          19          24,634
Other income            5,825            2,625      12,518      20,968  $     (11,034)          9,934
Net income              8,962              906       9,136      19,004  $     (10,303)          8,701
Total assets          935,093            3,380     123,529   1,062,002  $    (103,452)        958,550



LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation generally does not rely upon the purchases of federal funds for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $3,000,000 available as of September 30, 1999.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased to 11.4% at September 30, 1999
from 8.4% at December 31, 1998.   This is the ratio of total large liabilities
to total liabilities, and is low in comparison to the Corporation's peers. This increase was due largely to a $32,388,000 increase in time deposits over $100,000 combined with a $25,276,000 increase in short-term debt.

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 1999, the Corporation earned $9,751,000 and paid dividends of $4,514,000 to stockholders, resulting in a retention of current earnings of $5,237.000. The Corporation's dividend payout for the nine months ended September 30, 1999 was 46.3%. The Corporation's risk-based capital ratio was 12.69% and the leverage ratio was 7.58% as of September 30, 1999, as compared to 13.66% and 7.89% respectively as of December 31, 1998. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of September 30, 1999.

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

First Busey Corporation has developed an education program in conjunction with its Year 2000 efforts. The Corporation has provided mandatory training for all
in-house personnel.   The Corporation has also taken a leadership role in
educating the community about the Year 2000 issues through public forums, radio and television sessions, and meetings with community organizations to educate the people in the county about the Year 2000 issues. Within the last 60 days, the Task Force has implemented a web-site and telephone system to address questions related to Year 2000 and the steps being taken to mitigage any possible problems. It is important that the citizens of the communities which the Corporation serves understand what the Year 2000 issues are and also understand the plans and progress that individuals, businesses and government are making to minimize any negative effects of Year 2000.

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

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of September 30, 1999, is as follows:

                                                                       Basis Point Changes
                                                                ----------------------------------
                                                                   -200     -100     +100     +200
                                                                ----------------------------------
Percentage change in net interest income due to an immediate
change in interest rates over a one-year period                 (2.75%)  (1.38%)  (0.06%)  (0.10%)

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 1999.

                                                               Rate Sensitive Within
                                     ---------------------------------------------------------------------------
                                         1-30         31-90       91-180    181 Days -      Over
                                         Days         Days         Days       1 Year       1 Year       Total
                                     ---------------------------------------------------------------------------
                                                               (Dollars in thousands)

Federal Funds Sold                   $   24,700   $        -   $        -   $        -   $        -   $   24,700
Investment securities
    U.S. Governments                      1,978       17,024       16,928       22,707      104,039      162,676
    Obligations of states and
        political subdivisions              310        2,391          817          521       36,742       40,781
    Other securities                      7,153          601          121          305       12,527       20,707
Loans (net of unearned int.)            214,439       51,126       86,199      102,901      280,830      735,495
    Total rate-sensitive assets      $  248,580   $   71,142   $  104,065   $  126,434   $  434,138   $  984,359
                                     ---------------------------------------------------------------------------

Interest bearing transaction
    deposits                         $   31,214   $        -   $        -   $        -   $        -   $   31,244
Savings deposits                         81,766            -            -            -            -       81,766
Money market deposits                   289,330            -            -            -            -      289,330
Time deposits                            42,623       50,611      105,704       81,219      110,523      390,680
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements            23,776            -            -            -            -       23,776
    Other                                 7,400            -            -            -            -        7,400
Long-term debt                            5,000            -        5,000        1,000       30,000       41,000
                                     ---------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                  $  481,109   $   50,611   $  110,704   $   82,219   $  140,523   $  865,166
                                     ---------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities    ($232,529)  $   20,531      ($6,639)  $   44,215   $  293,615   $  119,193
                                     ---------------------------------------------------------------------------


    Cumulative gap                    ($232,529)   ($211,998)   ($218,637)   ($174,422)   ($119,193)
                                     ===============================================================
    Cumulative gap as a
       percentage of total
       rate-sensitive assets             -23.62%      -21.54%      -22.21%      -17.72%      -12.11%
                                     ===============================================================
    Cumulative ratio (cumulative
       RSA/RSL)                            0.52         0.60         0.66         0.76         1.14
                                     ===============================================================


The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $232.5 million in the 1-30 day repricing category. The gap beyond 30 days becomes slightly less liability sensitive as rate-sensitive assets that reprice after 30 days are greater in volume than rate- sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at September 30, 1999, will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 30 days through one year, a rate change would have little effect on the Corporation because the volume of rate-sensitive assets repricing would be similar to the volume of rate-sensitive liabilities that would be repricing.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                           1999                         1998
                                                           ----                         ----
                                               Average   Income/   Yield/    Average   Income/   Yield/
                                               Balance   Expense    Rate     Balance   Expense    Rate
                                              ---------  --------  -------  ---------  --------  -------
                                                                 (Dollars in thousands)
ASSETS
    Federal funds sold                        $  4,990   $    175    4.69%  $ 17,677   $    729    5.51%
    Investment securities
        U.S. Government obligations            150,158      6,305    5.61%   169,331      7,320    5.78%
        Obligations of states and political
            subdivisions(1)                     39,735      2,223    7.48%    32,801      1,969    8.03%
        Other securities                        20,912        690    4.41%    19,493        739    5.07%
    Loans (net of unearned interest)(1) (2)    696,302     43,102    8.28%   616,573     40,535    8.79%
                                              -------------------           -------------------
    Total interest- earning assets            $912,097   $ 52,495    7.69%  $855,875   $ 51,292    8.01%
                                                         ========                      ========

    Cash and due from banks                     29,861                        31,772
    Premises and equipment                      24,753                        24,200
    Reserve for possible loan losses            (7,461)                       (7,255)
    Other assets                                19,533                        18,062
                                              ---------                     ---------

Total Assets                                  $978,783                      $922,654
                                              =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits     $ 12,479   $    157    1.68%  $ 11,356   $    169    1.99%
    Savings deposits                            84,266      1,888    3.00%    80,624      1,996    3.31%
    Money market deposits                      301,899      6,702    2.97%   273,139      6,150    3.01%
    Time deposits                              344,625     13,216    5.13%   351,571     14,526    5.52%
    Short-term borrowings:
    Federal funds purchased and
        Repurchase agreements                   12,921        525    5.43%     1,112         44    5.29%
    Other                                        6,270        308    6.57%    15,000        857    7.64%
    Long-term debt                              31,637      1,300    5.49%    21,721        892    5.49%
                                              -------------------           -------------------
    Total interest bearing liabilities        $794,097   $ 24,096    4.06%  $754,523   $ 24,634    4.37%
                                                         ========                      ========

                                                                   -------                       -------
    Net interest spread                                              3.63%                         3.64%
                                                                   =======                       =======

    Demand deposits                             90,768                        79,451
    Other liabilities                            7,817                         7,893
    Stockholders' equity                        86,101                        80,787
                                              ---------                     ---------

Total Liabilities and Stockholders' Equity    $978,783                      $922,654
                                              =========                     =========

Interest income / earning assets(1)           $912,097   $ 52,495    7.69%  $855,875   $ 51,292    8.01%
Interest expense / earning assets             $912,097   $ 24,096    3.53%  $855,875     24,634    3.85%
                                                         -----------------             -----------------

Net interest margin(1)                                   $ 28,399    4.16%             $ 26,658    4.16%
                                                         =================             =================

(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                        Change due to (1)

                                                  Average    Average      Total
                                                  Volume    Yield/Rate    Change
                                                 --------------------------------

                                                      (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                              ($458)        ($96)    ($554)
    Investment securities:
        U.S. Government obligations                  (810)        (205)   (1,015)
        Obligations of states and political
            subdivisions(2)                           374         (120)      254
        Other securities                               63         (112)      (49)
    Loans(2)                                        4,683       (2,116)    2,567
                                                 --------------------------------

Change in interest income(2)                     $  3,852      ($2,649)  $ 1,203
                                                 --------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits        $     21         ($33)     ($12)
    Savings deposits                                   98         (206)     (108)
    Money market deposits                             637          (85)      552
    Time deposits                                    (283)      (1,027)   (1,310)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                480            1       481
        Other                                        (442)        (107)     (549)
    Long-term debt                                    407            1       408
                                                 --------------------------------

Change in interest expense                       $    918      ($1,456)    ($538)
                                                 --------------------------------

Increase in net interest income(2)               $  2,934       (1,193)  $ 1,741
                                                 ================================


(1)  Changes due to both rate and volume have been allocated proportionally.
(2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

                                                            1999                          1998
                                              ------------------------------------------------------------
                                                Average    Income/   Yield/    Average   Income/   Yield/
                                                Balance    Expense    Rate     Balance   Expense    Rate
                                              ------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                        $    1,334   $     17    5.06%  $  9,536   $    133    5.53%
    Investment securities
        U.S. Government obligations              159,708      2,239    5.56%   170,732      2,470    5.74%
        Obligations of states and political
            subdivisions(1)                       40,366        761    7.48%    33,444        666    7.90%
        Other securities                          21,095        236    4.44%    21,587        246    4.52%
    Loans (net of unearned interest)(1) (2)      726,059     15,128    8.27%   632,909     13,843    8.68%
                                              ---------------------           -------------------
    Total interest earning assets             $  948,562     18,381    7.68%  $868,208   $ 17,358    7.93%
                                                           ========                      ========

    Cash and due from banks                       30,801                        32,248
    Premises and equipment                        24,807                        25,080
    Reserve for possible loan losses              (7,702)                       (7,316)
    Other assets                                  20,626                        19,490
                                              -----------                     ---------

Total Assets                                  $1,017,094                       937,710
                                              ===========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits     $   11,065         59    2.12%  $ 11,422   $     59    2.05%
    Savings deposits                              82,645        616    2.96%    80,900        678    3.32%
    Money market deposits                        303,605      2,274    2.97%   283,673      2,213    3.10%
    Time deposits                                360,914      4,671    5.13%   347,998      4,810    5.48%
    Short-term borrowings:
    Federal funds purchased and                   28,319        398    5.58%     2,760         36    5.17%
        repurchase agreements
        Other                                      6,625        105    6.29%    15,550        291    7.42%
    Long-term debt                                37,522        520    5.50%    21,522        296    5.46%
                                              ---------------------           -------------------
    Total interest bearing liabilities        $  830,695   $  8,643    4.13%  $763,825   $  8,383    4.35%
                                                           ========                      ========

    Net interest spread                                                3.56%                         3.58%
                                                                     =======                       =======

    Demand deposits                               92,981                        80,135
    Other liabilities                              7,668                         8,439
    Stockholders' equity                          85,750                        85,311
                                              -----------                     ---------

Total Liabilities and Stockholders' Equity    $1,017,094                      $937,710
                                              ===========                     =========

Interest income / earning assets(1)           $  948,562   $ 18,381    7.68%  $868,208   $ 17,358    7.93%
Interest expense / earning assets             $  948,562      8,643    3.61%   868,208      8,383    3.83%
                                                           -----------------             -----------------

Net interest margin(1)                                     $  9,738    4.07%             $  8,975    4.10%
                                                           =================             =================

(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

                                                        CHANGE DUE TO (1)

                                                  Average     Average      Total
                                                  Volume     Yield/Rate    Change
                                                 ---------------------------------

                                                      (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                              ($105)         ($11)    ($116)
    Investment securities:
        U.S. Government obligations                  (156)          (75)     (231)
        Obligations of states and political
            subdivisions(2)                           128           (33)       95
        Other securities                               (6)           (4)      (10)
    Loans(2)                                        1,895          (610)    1,285
                                                 ---------------------------------

Change in interest income(2)                     $  1,756         ($733)  $ 1,023
                                                 ---------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits             ($2)  $         2   $     -
    Savings deposits                                   15           (77)      (62)
    Money market deposits                             141           (80)       61
    Time deposits                                     194          (333)     (139)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                358             4       362
        Other                                        (146)          (40)     (186)
    Long-term debt                                    222             2       224
                                                 ---------------------------------

Change in interest expense                       $    782         ($522)  $   260
                                                 ---------------------------------

Increase in net interest income (2)              $    974         ($211)  $   763
                                                 =================================

(1)  Changes due to both rate and volume have been allocated proportionally.
(2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 1999 and 1998.

                           PART II - OTHER INFORMATION



ITEM 6:     Exhibits and Reports on Form 8-K

         (a) There were no reports on Form 8-K filed during the three months ending September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                             By:     //Douglas C. Mills//
                                     --------------------

                                     Douglas C. Mills
                                     Chairman of the Board




                             By:     //Barbara J. Jones//
                                     --------------------

                                     Barbara J. Jones
                                     Chief Financial Officer



Date:  November 15, 1999