Form 10-K
period 1999-12-31
FIRST BUSEY CORP /NV/
filed 2000-03-21
CIK 314489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 3, 2000, the aggregate market value of the Common Stock held by non-affiliates was $150,997,815. The market value of the Class A Common Stock is based on the closing price for such stock as reported on the Nasdaq National Market on that date. Affiliates include all directors, executive officers and beneficial holders owning 5% or more of the shares.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at March 3, 2000
            -----                               ----------------------------
            Common Stock, without par value                       13,486,344

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated March 20, 2000 for First Busey Corporation's Annual Meeting of Stockholders to be held April 25, 2000, (the "1999 Proxy Statement") are incorporated by reference into Part III.

                      (This page intentionally left blank)

                             FIRST BUSEY CORPORATION
                             Form 10-K Annual Report

                                Table of Contents

PART 1

Item 1    Business                                                               4
Item 2    Properties                                                            12
Item 3    Legal Proceedings                                                     13
Item 4    Submission of Matters to a Vote of Security Holders                   13

PART II

Item 5    Market for Registrant's Common Equity and Related                     13
          Stockholder Matters
Item 6    Selected Financial Data                                               15
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                            16
Item 7A   Quantitative and Qualitative Disclosures About Market Risk         .  30
Item 8    Financial Statements and Supplementary Data                           31
Item 9    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                   31

PART III

Item 10   Directors and Executive Officers of the Registrant                    31
Item 11   Executive Compensation                                                31
Item 12   Security Ownership of Certain Beneficial Owners and Management        31
Item 13   Certain Relationships and Related Transactions              .         31

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K       32

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION
     First Busey Corporation ("First Busey"), a Nevada corporation, is a bank holding company located in Urbana, Illinois. As of December 31, 1999, First Busey had ten wholly owned, directly and indirectly, subsidiaries: one community bank, one savings and loan, a thrift holding company, a trust company, a securities broker-dealer, an ATM company, an insurance company, a real estate company, a travel agency, and a securities service company. First Busey is engaged primarily in commercial, retail and correspondent banking and provides trust services, insurance services, and travel services. Based on assets of $1.25 billion as of December 31, 1999, First Busey, with deposits of $1.03 billion and stockholders' equity of $82 million, is one of the largest financial institutions headquartered in east central Illinois. First Busey's largest subsidiary, Busey Bank, with continuous operations since 1868, is one of the oldest banks chartered in Illinois.

     First Busey's strategic plan is to provide a full range of financial services including commercial, retail and correspondent banking services through its banking subsidiaries, with emphasis on commercial and retail services. The strategic plan also emphasizes the operation of its banking centers autonomously, allowing them to tailor their service and products to the particular markets they serve while consolidating back-room operations. First Busey intends to continue its expansion and growth in the three counties it currently serves in Illinois, Champaign, McLean and Ford County, its banking center in Indianapolis, Indiana, and its Loan Production Offices in Ft. Myers and Naples, Florida. In addition to the Florida loan production offices, Busey has under construction a 24,000 square foot full-service facility in Fort Myers, Florida, which is expected to open in October, 2000, as a branch of First Federal Savings and Loan Association of Bloomington. First Busey engages in exploratory discussions regarding potential acquisitions from time to time; however, First Busey does not currently have any commitments to acquire or merge with any financial institution.

     First Busey Corporation's operations are conducted primarily through its lead bank, Busey Bank (twenty-two locations), First Federal Savings and Loan Association (four locations), the trust company and the securities broker-dealer subsidiary. First Busey provides its subsidiaries with both financial and managerial support. Each subsidiary operates under the direction of its own Board of Directors.

BUSEY BANK
     Busey Bank was established on January 13, 1868 and is a state-chartered bank. As of December 31, 1999, Busey Bank had total assets of $1.05 billion, representing 84% of First Busey's assets, and had total revenues of $80 million, representing 90% of First Busey's revenues. Busey Bank provides a full range of banking services including commercial and retail banking products. The services available to its commercial and retail customers include a broad selection of depository and lending activities. In the commercial lending area, Busey Bank is designated a Small Business Administration Preferred Lender authorized to fund government guaranteed loans on an expedited basis and is also an approved lender under the Federal National Mortgage Association Program, permitting expedited origination of single- and multi-family mortgage loans. Busey Bank's other commercial lending activities consist primarily of secured loans to borrowers in many different industries. Busey Bank's retail services include consumer lending, numerous types of deposit accounts and certain specialized programs such as the Fortune Five-O Program for the mature market.

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

FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF BLOOMINGTON
     First Busey Corporation acquired First Federal Savings & Loan Assocation of Bloomington on October 29, 1999, when it acquired the outstanding shares of First Federal's parent Eagle BancGroup, Inc. This transaction was accounted for
as a purchase and resulted in intangible assets totaling $8,728,000.    Of this,
$2,114,000 was allocated to core deposit intangible which will be amortized over 7 years at the rate of approximately $302,000 per year. The remaining $6,614,000 was recorded as goodwill and will be amortized over 20 years at the rate of approximately $331,000 per year. First Federal was established in 1919 and is a federally chartered capital stock savings association regulated by the Office of Thrift Supervision (OTS). As of December 31, 1999, First Federal had total assets of $183 million, representing 15% of First Busey's assets. First Federal offers a wide range of retail deposit products and invests those deposits in one-to-four family residential mortgage loans, commercial real estate loans, commercial business loans and automobile and other consumer loans. First Federal has one wholly-owned service corporation, FFS Investment Services
(FFS) which sells investment products, including annuities, providing customers with alternatives to the traditional deposit products offered by First Federal.

FIRST BUSEY TRUST AND INVESTMENT COMPANY
     First Busey Trust and Investment Company began operation on January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust Co., which began trust operations in 1967 and 1947, respectively. First Busey Trust operates as the asset management subsidiary of the organization and is exclusively dedicated to providing a full range of trust and investment management services. In addition to trust and investment management services, First Busey Trust offers such ancillary services as farm management, real estate brokerage, estate and retirement planning, tax preparation, custody services, and philanthropic advisory services.

     First Busey plans to continue to expand its trust activities by increasing assets under control, currently approximately $970 million, and by developing new financial services. For the year ending December 31, 1999, First Busey Trust & Investment Company generated net income of $1.3 million representing 10% of First Busey's earnings.

OTHER  SUBSIDIARIES
     First Busey Resources, Inc., owns and manages Busey Plaza, a 90,000 square foot building which is fully leased to unaffiliated tenants.

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

EMPLOYEES
     First Busey and its subsidiaries employed 494 employees (full-time equivalent) on December 31, 1999. Management considers its relationship with its employees to be good.

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

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the Act), which allows bank holding companies to engage in a wider range of non-banking activities. A bank holding company which elects to become a financial holding company under this act would be allowed to engage in any activity the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order to be financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not present a substantial risk to the safety or soundness of depository institutions or the financial system in general. The Act does not allow banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act.

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

ALLOWANCE FOR LOAN LOSS
     First Busey Corporation maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on management's estimated range of those losses. Actual loan losses may vary significantly from this estimate. The methodology and assumptions used in calculating the allowance are continually reviewed as to their appropriateness given recent loss experience and other factors that influence the estimation process.

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

     In determining the risk factors used to calculate the minimum reserve allocation for each loan category, the Corporation considers guidelines issued by federal and state regulatory agencies, historical loss experience for each category, current economic conditions, the level of nonaccrual loans, and current delinquency reports for each loan class.

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

     As of December 31, 1999, First Busey's Tier 1 and total risk-based capital ratios were 7.81% and 9.40%, respectively, and its Tier 1 leverage ratio was 5.62%.

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


                               Regulation of Banks

     Busey Bank is a banking corporation organized under the IBA. As such, it is subject to regulation, supervision and examination by the State of Illinois Office of Banks and Real Estate. The deposit accounts of the bank subsidiary are insured up to applicable limits by the FDIC's Bank Insurance Fund (the "BIF"). Thus, Busey Bank is also subject to regulation, supervision and examination by the FDIC. In certain instances, the statutes administered by and regulations promulgated by certain of these agencies are more stringent than those of other agencies with jurisdiction. In these instances, Busey Bank must comply with the more stringent restrictions, prohibitions or requirements.

     First Federal is a federally chartered capital stock savings association regulated by the Office of Thrift Supervision (OTS). Its deposits are insured up to applicable limits by the FDIC's Savings Association Insurance Fund (the "SAIF"). This regulatory framework sets parameters for First Federal's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. First Federal files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate First Federal's compliance with various regulatory requirements.

     The business and affairs of Busey Bank and First Federal Savings and Loan Association of Bloomington are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the bank subsidiary may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the bank subsidiaries and changes in control of the bank subsidiaries.

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

     All dividends paid by First Busey's banking subsidiaries are restricted by capital adequacy requirements imposed by federal regulators regarding the maintenance of the risk-weighted asset ratios and the leverage ratio (as defined by regulatory agencies). At December 31, 1999, Busey Bank had $27,641,000 and First Federal had $384,000 available for the payment of dividends to First Busey. Sound banking practices require the maintenance of adequate levels of capital. State and federal regulatory authorities have adopted standards for the maintenance of capital by banks and savings associations and adherence to such standards further limits the ability of banks to pay dividends.

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

ITEM 2. PROPERTIES

     As of March 1, 1999,  First Busey and its subsidiaries conduct business in twenty-five locations. First Busey Corporation and Busey Bank have their headquarters at the Busey Bank Building, a 40,000 square foot building owned by Busey Bank. In addition to the Busey Bank Building, First Busey and/or its subsidiaries own the land and building for fifteen locations, own the
building and lease the land for two locations and lease eight locations.   The
Bloomington facility, the Busey Plaza Building, the Indianapolis location, the Fort Myers location, and the Naples location are the only facilities not fully occupied by First Busey or its subsidiaries. The Busey Plaza Building, a five-story 90,000 square foot office building, is leased to unaffiliated tenants.



ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the business, to which First Busey or its subsidiaries are a part of or which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not  applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                    Office (year first elected as an officer)           Age
--------------------    ------------------------------------------------    ---
Douglas C. Mills        Chairman of the Board, President and Chief           59
                        Executive Officer of First Busey (1971)

Edwin A. Scharlau II    Chairman of the Board of First Busey Trust &         55
                        Investment Co. and First Busey Securities, Inc.
                        (1967)

P. David Kuhl           President and Chief Executive                        50
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


                                     1999                 1998
                               ----------------     ----------------
Market Prices of Common Stock   High      Low        High      Low
-----------------------------  -------  -------     -------  -------
First Quarter                  $19.500  $18.000     $15.750  $13.750
Second Quarter                 $26.750  $18.500     $16.750  $15.750
Third Quarter                  $26.500  $19.500     $20.500  $16.688
Fourth Quarter                 $24.375  $21.000     $19.250  $18.000


During 1999 and 1998, First Busey, declared cash dividends per share of common stock as follows:

         1999        COMMON STOCK
         ----        ------------
         January     $     .1100
         April       $     .1100
         July        $     .1100
         October     $     .1100

         1998
         ----
         January     $     .0900
         April       $     .1000
         July        $     .1000
         October     $     .1000


     All issued and outstanding shares of Class B Common Stock were converted to Class A Common Stock on December 31, 1997.

     A two-for-one stock split on Common Stock occurred on August 3, 1998. A three-for-two stock split on both Class A and Class B Common Stock occurred on May 7, 1996.

     For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Dividends on page 12.

     As of March 3, 2000 there were approximately 970 holders of First Busey Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
     The following selected financial data for each of the five years in the period ended December 31, 1999, have been derived from First Busey's annual consolidated financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, whose report on the financial position as of December 31, 1999 and December 31, 1998, and the results of operations for each of the three years in the period ended December 31, 1999, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.



                                          1999      1998      1997      1996      1995
                                          ----      ----      ----      ----      ----
                                         (dollars in thousands, except per share data)
BALANCE SHEET ITEMS
-------------------
     Securities                       $  225,046  $217,991  $215,514  $226,350  $284,517
     Loans, net of unearned interest     886,684   662,281   602,937   569,500   481,772
     Allowance for loan losses            10,403     7,101     6,860     6,131     5,473
     Total assets                      1,247,123   951,531   915,540   864,918   844,666
     Total deposits                    1,027,981   826,704   811,453   766,927   744,897
     Long-term debt                       55,849    25,000    10,000     5,000     5,000
     Stockholders' equity                 82,284    87,103    81,279    73,417    67,778

RESULTS OF OPERATIONS
---------------------
     Interest income                  $   72,311  $ 67,048  $ 63,831  $ 61,197  $ 54,494
     Interest expense                     34,920    32,975    31,119    30,033    26,515
                                      ----------  --------  --------  --------  --------
     Net interest income                  37,391    34,073    32,712    31,164    27,979
     Provision for loan losses             2,570       700     1,075     1,100       395
     Net income                       $   12,548    11,398  $ 10,371  $  9,306  $  8,775



                                          1999      1998      1997      1996      1995
                                          ----      ----      ----      ----      ----
                                         (dollars in thousands, except per share data)
PER SHARE DATA(1)
-----------------
     Diluted earnings                 $      .90  $    .81  $    .74  $    .67  $    .63
     Cash dividends (Class A)                .44       .39       .35       .33       .29
     Book value                             6.08      6.36      5.92      5.36      4.97
     Closing price                       $22.625     18.25     13.75    11.125      9.00

OTHER INFORMATION
-----------------
     Return on average assets               1.22%     1.22%     1.18%     1.08%     1.15%
     Return on average equity              14.68%    14.02%    13.42%    13.40%    13.86%
     Net interest margin(2)                 4.03%     4.10%     4.20%     4.13%     4.20%
     Stockholders' equity to assets         6.60%     9.15%     8.88%     8.49%     8.02%

(1) Per share amounts have been restated to give retroactive effect to the two-for-one stock split which occurred August 3, 1998, and the three-for-two stock split which occurred May 7, 1996.
(2) Calculated as a percent of average earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and Subsidiaries (the "Corporation") for the years ended December 31, 1999, 1998 and 1997. It should be read in conjunction with "Business," "Selected Financial Data," the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report. All per share amounts have been restated to give retroactive effect to the two-for-one stock split which occurred August 3, 1998.

GENERAL

     The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; acquired a thrift holding company and federal savings and loan; formed a trust company subsidiary; formed an insurance agency subsidiary; formed a non-bank ATM subsidiary and acquired a travel agency. All of the banks acquired during those years were accounted for using the purchase method of accounting, except for Bank of Urbana which was accounted for using the pooling of interests method. All subsidiary banks owned by the Corporation as of November 1991 were merged with Busey Bank. Under the purchase method of accounting, the earnings of the acquired subsidiaries are included in the Corporation's earnings only for the periods subsequent to acquisition. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 1997, less purchase accounting adjustments (net income for Busey Bank in following table excludes income from Bank subsidiaries and includes deduction of $554,000 for amortization expense recorded on parent company statements).

Subsidiary                            Acquired       1999               1998              1997
---------------------------------------------------------------------------------------------------
                                                                (dollars in thousands)

Busey Bank(1)                          3/20/80  11,256    83.5%  $10,630    86.5%  $ 9,645    88.3%
First Federal Savings and Loan
     Association of Bloomington(2)    10/29/99     392     2.9%       --      --        --      --
First Busey Trust & Investment Co.(3)       --   1,304     9.6%    1,175     9.6%      987     9.0%
First Busey Securities, Inc.(4)             --     352     2.6%      301     2.4%      234     2.1%
First Busey Resources, Inc.(5)              --     159     1.2%      205     1.7%      102     0.9%
Busey Insurance Services, Inc.(6)           --       6     0.0%      (14)   -0.1%      (26)   -0.2%
BAT, Inc.(7)                                --      14     0.1%       (3)   -0.0%      (12)   -0.1%
Busey Travel, Inc.(8)                   1/1/98       9     0.1%      (10)   -0.1%       --      --
FFS Investments(9)                    10/29/99      (7)    0.0%       --      --        --      --
                                      -------------------------------------------------------------
Total                                           13,485   100.0%  $12,284   100.0%  $10,930   100.0%
                                      =============================================================

(1) City Bank of Champaign and Champaign County Bank & Trust were merged into Busey Bank as of
    January 1, 1987.  First National Bank of Thomasboro was merged into Busey Bank as of January 1,
    1988.  State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989.  The Bank of
    Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991.  Busey Bank of McLean County was
    merged into Busey Bank as of January 1, 1996.  Busey Business Bank was formed on January 12, 1998, and merged into Busey Bank as of October 30, 1998.
(2) Acquired as a subsidiary of Eagle BancGroup, Inc. as of October 29, 1999.
(3) Formed as a subsidiary of the Corporation as of January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust.
(4) Formed as a subsidiary of Busey Bank as of April 1, 1991.
(5) Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997.  Real estate and
    certain other assets previously   carried on the parent company's balance sheet were transferred to subsidiary as of that date.
(6) Formed as a subsidiary of Busey Bank as of October 1, 1997.
(7) Reactivated as a subsidiary of Busey Bank as of July 1, 1997.
(8) Acquired as a subsidiary of Busey Bank as of January 1, 1998.
(9) Acquired as a subsidiary of First Federal Savings and Loan Association of Bloomington as of
    October 29, 1999.



     Busey Bank, First Federal Savings and Loan Association of Bloomington and First Busey Trust & Investment Co. are the three subsidiaries which contributed more than 10% of the Corporation's consolidated net income. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis,

Indiana, and through its loan production office in Fort Myers, Florida. First Federal Savings and Loan Association of Bloomington provides a full range of banking services to individual and corporate customers in Bloomington, Illinois and the surrounding communities. First Busey Trust & Investment provides trust and asset management services to individual and corporate customers throughout central Illinois.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 1999

SUMMARY
     The Corporation reported net income of $12,548,000 in 1999, up 10.1% from $11,398,000 in 1998, which had increased 9.9% from $10,371,000 in 1997. Diluted
earnings per share in 1999 increased    11.1% to $.90 from $.81 in 1998, which
was a 9.5% increase from $.74 in 1997. The main factors contributing to the increase in net income in 1998 were increases in net interest income, trust fees, and other service charges and fees. Operating earnings, which exclude security gains and the gain on sales of loans and the related tax expense, were $11,384,000 or $.82 per share for 1999; $9,948,000, or $.71 per share for 1998;
and $9,748,000, or $.70 per share for 1997.

     Security gains after the related tax expense were $624,000 or 5.0% of net income in 1999; $808,000 or 7.1% of net income in 1998; and $338,000 or 3.3% of net income in 1997. First Busey Corporation owns a position in a qualified equity security with substantial appreciated value. During 1998 First Busey's Board authorized an orderly liquidation of this asset over a five-year period.

     The Corporation's return on average assets was 1.22%, 1.22% and 1.18% for 1999, 1998, and 1997, respectively, and return on average equity was 14.68%, 14.02%, and 13.42% for 1999, 1998, and 1997, respectively. On an operating earnings basis, return on average assets was 1.10%, 1.07%, and 1.11% for 1999, 1998, and 1997, respectively, and return on average equity was 13.32%, 12.55% and 12.98% for 1999, 1998, and 1997, respectively.

NET INTEREST INCOME
     Net interest income on a tax equivalent basis for 1999 increased 9.7% to $38,668,000 from $35,262,000 for 1998, which reflected a 3.5% increase from $34,075,000 in 1997. Net interest income increased in 1999 and 1998 due to continued growth in average loan balances outstanding.

     Average interest-earning assets increased to $959,860,000 in 1999 from
$860,350,000 and $811,010,000 in 1998 and 1997, respectively.   The growth in
interest-earning assets during 1998 was funded by growth in core deposits and debt. Internally generated growth accounted for the increase in average interest-earning assets in 1997.

     The net interest margin was 4.03% in 1999, 4.10% in 1998, and 4.20% in 1997. Interest rate trends had a significant impact on the Corporation's yields and costs during the period from 1997 through 1999. The decrease in the net interest margin for 1999 was due to the 26 basis point decline in the average rate earned on interest-earning assets which was only partially offset by the 22 basis point decrease in the average rate paid on interest-bearing liabilities. The decline in the average rate earned on interest-earning assets was partially offset by the $99,510,000 increase in total interest-earning assets.

     In 1998, the average yield on interest earning assets declined 11basis points while the average cost of interest-bearing liabilities increased by 5 basis points. The decline in the average rate earned on interest-earning assets was offset by the $49,340,000 increase in total interest earning assets. This resulted in the net interest margin declining to 4.10% for 1998 from 4.20% in 1997. [See "Selected Statistical Information, Consolidated Average Balance Sheets and Interest Rates."]

PROVISION FOR LOAN LOSSES
     The provision for loan losses, which is a current charge against income, represents an amount which management believes is sufficient to maintain an adequate allowance for future loan losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience, credit quality of the portfolio, prevailing economic conditions, and regulatory guidelines. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

     The provision for loan losses increased to $2,570,000 in 1999 from $700,000
in 1998 and  $1,075,000 in 1997.   The increase in 1999 is due primarily to the
growth in outstanding loan balances, which increased 34% over the balance as of December 31, 1998. During this same period nonaccrual loans increased from $526,000 to $1,200,000, primarily in commercial and real estate loans.
Depressed prices for agricultural products combined with the increase in interest rates over the past year have also resulted in higher risk within the agricultural loan portfolio. The ratio of the allowance for loan losses to non-performing loans as of December 31, 1999, is consistent with that of prior periods.

     Sensitive assets include nonaccrual loans, loans 90 days past and still accruing, loans on First Busey Corporation's watch loan report, and other loans identified as having more than reasonable potential for loss. The watch loan list is comprised of loans which have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts. The provision for 1997 was large relative to net charge-offs to restore the ratio of the allowance for loan losses to non-performing loans. Net charge-offs decreased to $369,000 in 1999 from $459,000 in 1998 which had increased from $346,000 in 1997.

     The risk factors for all loan categories increased slightly from those used in prior periods with the exception of the dealer paper portfolio factor. The risk factor for sensitive assets increased from 2.00% in 1998 to 2.50% in 1999 due to an increase in problem loans. The risk factors for mortgage loans and commercial loans increased 0.10% and 0.05% respectively due to the increase in nonaccrual loans for those categories. The risk factor for personal loans increased from 2.00% in 1998 to 2.35% in 1999 due to the uncertainties regarding underwriting standards employed in originating the loans acquired in the First Federal transaction.

OTHER INCOME
     Other income increased 19.7% in 1999 to $16,192,000 from $13,530,000 in
1998, which reflected an 30.4% increase from $10,379,000 in 1997. The increase in 1999 is due primarily to increases in service charges on deposit accounts, trust fee income, commissions and brokers' fees, other service charges and fees, and net commissions from travel services. As a percentage of total income, other income was 18.3%, 16.8%, and 14.0% in 1999, 1998, and 1997, respectively. Gains on the sale of securities, as a component of other income, totaled $1,035,000 (6.4%) in 1999, $1,243,000 (9.2%) in 1998, and $520,000 (5.0%) in
1997. Other income also includes gains on sales of loans, as a component of other income, of $895,000 (5.5%), $988,000 (7.3%), and $439,000 (4.2%) in 1999,
1998, and 1997, respectively.

     Additional components of other income were fee income and trust fees. Service charges and other fee income increased 25.5% to $7,572,000 in 1999 from $6,034,000 in 1998 which was a 14.1% increase from $5,290,000 in 1997. The growth in fee income in 1999 is due to increases in service charges on deposit accounts and fees for customer services. The growth in fee income in 1998 and 1997 was due to increases in other service charges and fees. Trust fees increased 16.5% in 1999; revenues were $4,013,000 in 1999, $3,445,000 in 1998, and $3,156,000 in 1997. Increases in trust department revenues in each year were primarily due to increases in assets under care to $971,554,000 at December 31, 1999, from $783,226,000 at December 31, 1998, which is an increase from $660,846,000 from December 31, 1997. Remaining other income increased 47.1% to $2,677,000 in 1999 from $1,820,000 in 1998 which was an 87.2% increase from
$972,000 in 1997. The increase in 1998 is related to the addition of $862,000 in net commissions from travel services.

OTHER EXPENSES
     Other expenses increased 8.8% in 1999 to $33,063,000 from $30,400,000 in 1998, which reflected an increase from $27,266,000 in 1997. As a percentage of total income, other expenses were 37.4%, 37.7%, and 36.7% in 1999, 1998, and 1997, respectively. Employee related expenses, including salaries and wages and employee benefits, increased 9.1% in 1999 to $17,565,000, as compared to $16,095,000 in 1998, which was a 10.1% increase from $14,615,000 in 1997. As a percent of average assets, employee related expenses were 1.70%, 1.73%, and 1.66%, in 1999, 1998, and 1997, respectively. The Corporation had 494, 433 and 393 full-time equivalent employees at December 31, 1999, 1998, and 1997, respectively. Net occupancy expense of bank premises and furniture and equipment expenses increased 23.5% in 1999 to $6,010,000 as compared to
$4,867,000 in 1998 and $4,063,000 in 1997.   The increases were primarily due to
expenses associated with remodeling of existing facilities.

     Remaining other expenses increased 0.5% to $9,488,000 in 1999 from $9,438,000 in 1998, which was a 9.9% increase from $8,588,000 in 1997. The increase in 1998 was due primarily to increased costs associated with Busey Bank's card services and electronic banking product delivery, increased data processing costs, and the addition of costs associated with more recently acquired and formed subsidiaries.

Income Taxes
     Income tax expense in 1999 was $5,402,000 as compared to $5,105,000 in 1998 and $4,379,000 in 1997. The provision for income taxes as a percent of income before income taxes was 30.1%, 30.9%, and 29.7%, for 1999, 1998, and 1997, respectively.

BALANCE SHEET-DECEMBER 31, 1999 AND DECEMBER 31, 1998

     Total assets on December 31, 1999 were $1,247,123,000, an increase of 31.1% from $951,531,000 on December 31, 1998. Total loans, net of unearned interest, increased 33.9% to $886,684,000 on December 31, 1999, as compared to $662,281,000 on December 31, 1998. Deposits increased 24.3% to $1,027,981,000 on December 31, 1999 as compared to $826,704,000 on December 31, 1998. Interest-bearing deposits increased $194,831,000 or 26.7% during 1999. Non-interest bearing deposits increased $6,446,000 or 6.7% during 1999. Total stockholders' equity decreased 5.5% to $82,284,000 on December 31, 1999, as compared to $87,103,000 on December 31, 1998.

EARNING ASSETS
     The average interest-earning assets of the Corporation were 93.0%, 92.4%, and 92.1%, of average total assets for the years ended December 31, 1999, 1998, and 1997, respectively.

INVESTMENT SECURITIES
     The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 1999, the fair value of these securities was $225,046,000 and the amortized cost was $221,601,000. There were $7,165,000 of gross unrealized gains and $3,720,000 of gross unrealized losses for a net unrealized gain of $3,445,000. The after-tax effect ($2,074,000) of this unrealized gain has been included in stockholders' equity. The decrease in market value for the debt securities in this classification was a result of rising interest rates. The fair value increase in the equity securities was primarily due to a $770,000 increase in the value of 134,000 shares of Student Loan Marketing Association (SLMA) common stock owned by the Corporation.

The composition of securities available for sale is as follows:

                                                            Years ended December 31,
                                              ---------------------------------------------------
                                                1999      1998       1997       1996       1995
                                              ---------------------------------------------------
                                                            (dollars in thousands)
U.S. Treasuries and Agencies                  164,565   159,261   $161,762   $159,044   $213,862
Equity securities                              13,079    12,550     11,994      9,065      7,589
States and political subdivisions              41,554    37,398     32,351      1,253        202
Other                                           5,848     8,782      9,407      1,881      1,363
                                              ---------------------------------------------------
Fair value of securities available for sale   225,046   217,991   $215,514   $171,243   $223,016
                                              ===================================================
Amortized cost                                221,601   207,531   $206,589   $166,189   $218,257
                                              ===================================================
Fair value as a percentage of amortized cost   101.55%   105.04%    104.32%    103.04%    102.18%
                                              ===================================================


     The maturities, fair values and weighted average yields of securities available for sale as of December 31, 1999 are:

                                     Due in 1 year or less    Due after 1 year        Due after 5 years        Due after
                                                              through 5 years         through 10 years         10 years
                                     -----------------------------------------------------------------------------------------
                                       Fair     Weighted      Fair      Weighted      Fair     Weighted      Fair    Weighted
                                       Value    Average       Value     Average       Value    Average       Value   Average
Investment Securities(1)                         Yield                   Yield                  Yield                 Yield
                                     -----------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
U.S. Treasuries and Agencies           $60,142      5.56%     $104,406      5.53%     $    17     10.25%     $    -         -
States and political subdivisions(2)     4,449      8.74%       15,387      8.23%      19,749      7.04%      1,969      6.46%
Other                                      953      5.44%        2,485      6.51%       2,410      6.20%          -         -
                                     -----------------------------------------------------------------------------------------
Total                                  $65,544      5.77%     $122,278      5.89%     $22,176      6.95%     $1,969      6.46%
                                     =========================================================================================

(1)  Excludes equity securities and mortgage backed securities.
(2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 1999)


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

The composition of securities held to maturity was as follows:


                                                                 Years ended December 31,
                                                 ---------------------------------------------------
                                                     1999       1998       1997     1996      1995
                                                 ---------------------------------------------------
                                                                   (dollars in thousands)
U.S. Treasuries and Agencies                             -          -          -  $ 8,635   $13,198
States and political subdivisions                        -          -          -   36,607    37,043
Other                                                    -          -          -    9,865    11,260
                                                 ---------------------------------------------------
Amortized cost of securities held to maturity            -          -          -  $55,107   $61,501
                                                 ===================================================
Fair value of securities held to maturity                -          -          -  $55,800   $62,625
                                                 ===================================================
Fair value as a percentage of book value                 -          -          -   101.26%   101.83%
                                                 ===================================================


     The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities increased to 73.2% at December 31, 1999 from 73.1% at December 31, 1998 while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities increased to 18.5% at December 31, 1999, from 17.2% at December 31, 1998.

LOAN PORTFOLIO
     Loans, before allowance for loan losses, increased 33.9% to $886,684,000 in 1999 from $662,281,000 in 1998. Non-farm non-residential real estate mortgage loans increased $44,208,000, or 26.2%, to $213,156,000 in 1998 from
$168,948,000 in 1998. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1 to 4 family residential real estate mortgage loans (not held for sale) increased $108,406,000, or 46.1%, to $343,739,000 in 1999 from $235,333,000 in 1998. It is intended that residential mortgage loan origination will generate income and develop retail and other banking relationships. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $169,686,000 as of December 31, 1999.

     The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $276,961,000 and $220,836,000 as of December 31, 1999 and 1998, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The composition of loans is as follows:

                                                Years ended December 31,
                                  ---------------------------------------------------
                                      1999       1998      1997      1996       1995
                                  ---------------------------------------------------
                                                 (dollars in thousands)
Commercial and financial          $119,800   $ 80,958  $ 63,861  $ 62,065   $ 55,687
Agricultural                        20,126     19,072    17,403    16,537     12,594
Real estate-farmland                15,841     14,184    11,782    11,468     11,162
Real estate-construction            52,479     44,713    31,306    26,184     25,566
Real estate-mortgage               622,075    467,435   439,660   413,541    334,417
Installment loans to individuals    56,470     35,919    38,925    39,707     42,353
                                  ---------------------------------------------------
                                  $886,791   $662,281  $602,937  $569,502   $481,779
Unearned interest                     (107)         -         -        (2)        (7)
                                  ---------------------------------------------------
Loans                             $886,684   $662,281  $602,937  $569,500   $481,772
                                  ===================================================


     The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 1999.


                                              1 Year or Less   1 to 5 Years  Over 5 Years   Total
                                             -------------------------------------------------------
                                                                 (dollars in thousands)
Commercial, financial and agricultural       $        92,968  $      30,202  $      16,756  $139,926
Real estate-construction                              35,682         11,549          5,248    52,479
                                             -------------------------------------------------------
Total                                        $       128,650  $      41,751  $      22,004  $192,405
                                             -------------------------------------------------------
Interest rate sensitivity of selected loans
Fixed rate                                   $        39,786  $      18,166  $       4,929  $ 62,881
Adjustable rate                                       88,864         23,585         17,075   129,524
                                             -------------------------------------------------------
Total                                        $       128,650  $      41,751  $      22,004  $192,405
                                             -------------------------------------------------------


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

The following table shows activity affecting the allowance for loan losses:

                                                            Years ended December 31
                                             -----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                             -----------------------------------------------------
                                                            (dollars in thousands)
Average loans outstanding during period      $731,491   $621,475   $584,327   $525,311   $453,915
                                             =====================================================
Allowance for loan losses:
     Balance at beginning of period             7,101   $  6,860   $  6,131   $  5,473   $  5,235
                                             -----------------------------------------------------

Loans charged-off:
     Commercial, financial and agricultural  $     40   $     62   $    192   $    227   $    339
     Real estate-construction                       -          -          -         19          -
     Real estate-mortgage                         145        282         50         32         55
     Installment loans to individuals             366        260        317        404        286
                                             -----------------------------------------------------
Total charge-offs                            $    551   $    604   $    559   $    682   $    680
                                             -----------------------------------------------------
Recoveries:
     Commercial, financial and agricultural  $     16   $     12   $     13   $     43   $    414
     Real estate-construction                       -          -          -         50          -
     Real estate-mortgage                          67         49        110          -          3
     Installment loans to individuals              99         84         90        147        106
                                             -----------------------------------------------------
Total recoveries                             $    182   $    145   $    213   $    240   $    523
                                             -----------------------------------------------------
Net loans charged-off                        $    369   $    459   $    346   $    442   $    157
                                             -----------------------------------------------------
Provision for loan losses                    $  2,570   $    700   $  1,075   $  1,100   $    395
                                             -----------------------------------------------------
Net additions due to acquisition             $  1,101          -          -          -          -
                                             -----------------------------------------------------
Balance at end of period                     $ 10,403   $  7,101   $  6,860   $  6,131   $  5,473
                                             =====================================================
Ratios:
     Net charge-offs to average loans            0.05%      0.07%      0.06%      0.08%      0.03%
                                             =====================================================
     Allowance for loan losses to total
     loans at period end                         1.17%      1.07%      1.14%      1.08%      1.14%
                                             =====================================================

     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                                         -----------------------------------------------------------------------------------
                                               1999             1998             1997             1996             1995
                                         -----------------------------------------------------------------------------------
                                                   % of             % of             % of             % of             % of
                                                  Total            Total            Total            Total            Total
                                         Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                                         -----------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Commercial, financial,
agri-cultural  and real estate-farmland  $ 3,391   17.6%  $ 1,757   17.2%  $ 1,059   15.4%  $   766   15.8%  $   785   16.5%
Real estate-construction                       -    5.9%        -    6.8%        -    5.2%        -    4.6%        -    5.3%
Real estate-mortgage                       5,708   70.1%    4,380   70.6%    4,456   72.9%    3,505   72.6%    3,476   69.4%
Installment loans to individuals           1,293    6.4%      964    5.4%    1,045    6.5%    1,189    7.0%    1,097    8.8%
Unallocated                                   11     N/A        -     N/A      300     N/A      671     N/A      115     N/A
                                         -----------------------------------------------------------------------------------
Total                                    $10,403    100%  $ 7,101    100%  $ 6,860    100%  $ 6,131    100%  $ 5,473    100%
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

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                            Years ended December 31,
                                                   -------------------------------------------
                                                             1998     1997     1996     1995
                                                   -------------------------------------------
                                                              (dollars in thousands)
Non-accrual loans                                  $1,220   $  526   $  628   $    -   $  532
Loans 90 days past due and still accruing             897    1,052    1,033    1,002      897
Restructured loans                                      -        -        -        -        -
                                                   -------------------------------------------
Total non-performing loans                         $2,117   $1,578   $1,661   $1,002   $1,429
                                                   -------------------------------------------
Repossessed assets                                 $  459   $  320   $  516   $  805   $1,380
Other assets acquired in satisfaction of debts
     previously contracted                              5       14        5        1        1
                                                   -------------------------------------------
Total non-performing other assets                  $  464   $  334   $  521   $  806   $1,381
                                                   -------------------------------------------
Total non-performing loans and non-
      performing other assets                      $2,581   $1,912   $2,182   $1,808   $2,810
                                                   ===========================================
Non-performing loans to loans, before
      Allowance for loan losses                      0.24%    0.24%    0.28%    0.18%    0.30%
                                                   ===========================================
Non-performing loans and non-performing
      other assets to loans, before allowance for
      loan losses                                    0.29%    0.29%    0.36%    0.32%    0.58%
                                                   ===========================================


     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. For the year ended December 31, 1999, no interest was recognized from impaired loans, and $4,000 was recognized for the year ended December 31, 1998.

     The gross interest income that would have been recorded in the years ended December 31, 1999 and 1998 if the non-accrual and restructured loans had been current in accordance with their original terms was $31,000 and $31,000, respectively. The amount of interest collected on those loans that was included in interest income was $0 for the year ended December 31, 1999, and $9,000 for the year ended December 31, 1998.

POTENTIAL PROBLEM LOANS
     Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $1,702,000 at December 31, 1999. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

OTHER INTEREST-BEARING ASSETS
     There are no other interest-bearing assets which are categorized as impaired.

DEPOSITS
     As indicated in the following table, average interest bearing deposits as a percentage of average total deposits have decreased to 89.5% for the year ended December 31, 1999 from 89.9% for the year ended December 31, 1998.

                                                                           December 31,
                                      ----------------------------------------------------------------------------------------
                                                                               1998                          1997
                                      ----------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
                                      Average   % Total   Average   Average   % Total   Average   Average   % Total   Average
                                      Balance              Rate     Balance              Rate     Balance              Rate
                                      ----------------------------------------------------------------------------------------
Non-interest bearing demand deposits
                                      $ 91,484     10.5%        -%  $ 80,986     10.1%        -%  $ 73,345      9.4%        -%
Interest bearing demand deposits
                                        13,951      1.6%     2.01%    19,271      2.4%     1.96%   110,940     14.2%     1.97%
Savings/Money Market                   390,781     44.9%     2.98%   351,695     43.9%     3.14%   234,865     30.1%     3.32%
Time deposits                          373,563     43.0%     5.13%   349,956     43.6%     5.49%   360,968     46.3%     5.54%
                                      ----------------------------------------------------------------------------------------
Total                                 $869,779    100.0%     3.99%  $801,908    100.0%     4.25%  $780,118    100.0%     4.24%
                                      ========================================================================================


Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 1999, had the following maturities (dollars in thousands):

                     Under 3 months     $ 57,692
                     3 to 6 months        14,610
                     6 to 12 months       13,842
                     Over 12 months       20,827
                                        --------
                     Total              $106,971
                                        ========

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

                                                   Federal funds purchased and
                                                 securities sold under agreements     Other short-term
                                                           to repurchase                 borrowings
                                                 -----------------------------------------------------
                                                                  (dollars in thousands)
1999
Balance, December 31, 1999                                      $23,580                    $48,327
Weighted average interest rate at end of period                    5.68%                      7.04%
Maximum outstanding at any month end                            $42,931                    $49,727
Average daily balance                                           $16,068                    $15,510
Weighted average interest rate during period(1)                    5.53%                      5.96%
1998
Balance, December 31, 1998                                      $     -                    $ 5,900
Weighted average interest rate at end of period                       -                       7.25%
Maximum outstanding at any month end                            $ 7,900                    $16,550
Average daily balance                                           $ 1,686                    $12,981
Weighted average interest rate during period(1)                    5.29%                      7.78%
1997
Balance, December 31, 1997                                      $     -                    $ 6,550
Weighted average interest rate at end of period                       -                       7.35%
Maximum outstanding at any month end                            $13,550                    $ 8,000
Average daily balance                                           $ 1,678                    $ 6,542
Weighted average interest rate during period(1)                    6.14%                      7.21%

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

     The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly. Average liquid assets are shown in the table below:

LIQUID ASSETS

                                      Years Ended December 31,
                                    ---------------------------
Average Balances                      1999      1998     1997
                                    ---------------------------
                                      (dollars in thousands)
Federal funds sold                  $10,723   $16,463   $8,899
                                    ===========================
Percentage of average total assets     1.04%     1.77%    1.01%
                                    ===========================


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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 1998:

                                                                      Rate Sensitive Within
                                         ----------------------------------------------------------------------------------
                                          1-30 Days    31-90 Days    91-180 Days    181 Days-1 Yr   Over 1 Yr    Total
                                         ----------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Interest-bearing deposits                $    8,092   $         -   $          -   $            -   $        -   $    8,092
Federal funds sold                           13,500             -              -                -            -       13,500
Investment securities
     U.S. Treasuries and Agencies             2,950        17,878         19,737           14,736      109,264      164,565
     States and political subdivisions          720            31            978            2,690       37,135       41,554
     Other securities                         7,977             -              -              200       10,750       18,927
Loans (net of unearned interest)            253,239        68,372         56,541          132,622      375,910      886,684
                                         ----------------------------------------------------------------------------------
     Total rate-sensitive assets         $  286,478   $    86,281   $     77,256   $      150,248   $  533,059   $1,133,322
                                         ----------------------------------------------------------------------------------

Interest bearing transaction deposits        50,556             -              -                -            -       50,556
Savings deposits                             95,642             -              -                -            -       95,642
Money market deposits                       295,601             -              -                -            -      295,601
Time deposits                                76,028        76,987         66,278           89,560      174,328      483,181
Short-term borrowings                        58,907        13,000              -                -            -       71,907
Long-term debt                                    -         7,927          1,000            6,928       39,994       55,849
                                         ----------------------------------------------------------------------------------
     Total rate-sensitive liabilities    $  576,734   $    97,914   $     67,278   $       96,488   $  214,322   $1,052,736
                                         ----------------------------------------------------------------------------------
Rate-sensitive assets less rate-
sensitive liabilities                    $ (290,256)  $   (11,633)  $      9,978   $       53,760   $  318,737   $   80,586
                                         ----------------------------------------------------------------------------------
Cumulative Gap                           $ (290,256)  $  (301,889)  $   (291,911)  $     (238,151)  $   80,586
                                         ======================================================================
Cumulative amounts as a percentage
of total rate-sensitive assets               -25.61%       -26.64%        -25.76%          -21.01%        7.11%
                                         ======================================================================
Cumulative Ratio                              0.50x         0.55x          0.61x            0.72x        1.08x
                                         ======================================================================


     The foregoing table shows a negative (liability sensitive) cumulative unadjusted gap of approximately $290 million in the 1-30 day repricing category. The gap from 31 to 90 days is nearly matched, and beyond 90 days becomes less liability sensitive as rate-sensitive assets that reprice beyond 91 days gradually become greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at December 31, 1999 will benefit the Corporation more if interest rates fall during the next 90 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on rate-sensitive assets.

CAPITAL RESOURCES
     Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 1999, the Corporation earned $12,548,000 and paid dividends of $6,004,000 to stockholders, resulting in a retention of current earnings of $6,544,000.

     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 1999, the Corporation had a total capital to total risk-weighted asset ratio of 9.40%, a Tier 1 capital to risk-weighted asset ratio of 7.81% and a Tier 1 leverage ratio of 5.62%; the Corporation's bank subsidiary, Busey Bank, had ratios of 11.88%, 10.28%, and 7.06%, respectively; the Corporation's savings and loan subsidiary, First Federal Savings and Loan Association of Bloomington, had ratios of 15.06%, 14.06%, and 9.13%, respectively. As these ratios show, the Corporation and its bank subsidiaries significantly exceed the regulatory capital guidelines.

REGULATORY CONSIDERATIONS
     It is management's belief that there are no current recommendations by the regulatory authorities which if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

NEW ACCOUNTING PRONOUNCEMENTS
     Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the Financial Accounting Standards Board. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, Statement of Financial Accounting Standard No. 137 was issued to extend the effective date by one year to all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Corporation does not use derivatives, management does not believe the adoption of the Statement will have a material impact on the consolidated financial statements.

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

YEAR 2000 COMPLIANCE
     We have tested our products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, to date we have not experienced any year 2000 problems and our customers or vendors have not informed us of any material year 2000 problems. If it comes to our attention that there are any 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. The costs already incurred by us to date related to year 2000 compliance are not material, and we do not anticipate incurring additional material costs related to year 2000 compliance.

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

     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

     Consolidated Average Balance Sheets and Interest Rates


                                                                       Years Ended December 31,
                                       ------------------------------------------------------------------------------------------
                                                     1999                          1998                          1997
                                       ------------------------------------------------------------------------------------------
                                       Average      Income/   Yield/   Average    Income/   Yield/   Average    Income/   Yield/
                                       Balance      Expense   Rate     Balance    Expense   Rate     Balance    Expense   Rate
                                       ------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Assets
Federal funds sold                     $   10,723   $    479    4.47%  $ 16,463   $    891    5.41%  $  8,899   $    488    5.49%
Investment securities:
     U.S. Treasuries and Agencies         153,576      8,637    5.62%   169,680      9,776    5.76%   160,394      9,309    5.80%
     States and political
     subdivisions(1)                       40,006      3,000    7.50%    33,683      2,665    7.91%    36,064      3,022    8.38%
     Other securities                      24,064      1,187    4.93%    19,049        980    5.14%    21,326      1,008    4.73%
Loans (net of unearned
   discount)(1,2)                         731,491     60,285    8.24%   621,475     53,925    8.68%   584,327     51,367    8.79%
                                       ------------------------------------------------------------------------------------------
Total interest-earning assets(1)       $  959,860   $ 73,588    7.67%  $860,350   $ 68,237    7.93%  $811,010   $ 65,194    8.04%
                                       ==========================================================================================
Cash and due from banks                    30,726                        32,175                        35,695
Premises and equipment                     25,437                        24,243                        22,535
Allowance for loan losses                  (7,777)                       (7,253)                       (6,480)
Other assets                               23,532                        21,648                        18,139
                                       -----------                     ---------                     ---------
Total assets                           $1,031,778                      $931,163                      $880,899
                                       ===========                     =========                     =========

Liabilities and Stockholders' Equity
Interest bearing transaction deposits  $   13,951   $    280    2.01%  $ 19,271   $    377    1.96%  $110,940   $  2,182    1.97%
Savings deposits                           85,720      2,554    2.98%    80,648      2,635    3.27%    79,888      2,617    3.28%
Money market deposits                     305,061      9,105    2.98%   271,047      8,419    3.11%   154,977      5,192    3.35%
Time deposits                             373,563     19,146    5.13%   349,956     19,211    5.49%   360,968     20,011    5.54%
Short-term borrowings:
     Federal funds purchased and
     repurchase agreements                 16,068        888    5.53%     1,686         89    5.29%     1,678        103    6.14%
     Other                                 15,510        924    5.96%    12,981      1,010    7.78%     6,542        472    7.21%
Long-term debt                             36,505      2,023    5.54%    22,548      1,234    5.47%     9,301        542    5.83%
                                       ------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $  846,378   $ 34,920    4.13%  $758,137   $ 32,975    4.35%  $724,294   $ 31,119    4.30%
                                       ==========================================================================================
Net interest spread                                             3.54%                         3.58%                         3.74%
                                                              =======                       =======                       =======
Demand deposits                            91,484                        80,986                        73,345
Other liabilities                           8,425                        10,724                         5,954
Stockholders' equity                       85,491                        81,316                        77,306
                                       -----------                     ---------                     ---------
Total liabilities and
     stockholders' equity              $1,031,778                      $931,163                      $880,899
                                       ===========                     =========                     =========

Interest income/earning assets(1)      $  959,860   $ 73,588    7.67%  $860,350   $ 68,237    7.93%  $811,010   $ 65,194    8.04%
Interest expense/earning assets        $  959,860   $ 34,920    3.64%  $860,350   $ 32,975    3.83%   811,010     31,119    3.84%
                                       ------------------------------------------------------------------------------------------
Net interest margin1                                $ 38,668    4.03%             $ 35,262    4.10%             $ 34,075    4.20%
                                                    =================             =================             =================

(1)  On a tax equivalent basis, assuming a federal income tax rate of 35%
(2)  Non-accrual loans have been included in average loans, net of unearned discount

Changes In Net Interest Income


                                                         Years Ended December 31, 1999, 1998, and 1997
                                              ------------------------------------------------------------------------
                                              Year 1999 vs 1998 Change due to(1)     Year 1998 vs 1997 Change due to(1)
                                              ------------------------------------------------------------------------
                                              Average     Average      Total         Average     Average      Total
                                              Volume     Yield/Rate    Change        Volume     Yield/Rate    Change
                                              ------------------------------------------------------------------------
                                                                      (dollars in thousands)

Increase (decrease) in interest income:
     Federal funds sold                       $   (275)  $      (137)  $  (412)      $    409   $        (6)  $   403
     Investment securities:
          U.S. Treasuries and Agencies            (910)         (229)   (1,139)           535           (68)      467
          States and political subdivisions(2)     480          (145)      335           (193)         (164)     (357)
          Other securities                         212            (5)      207           (163)          135       (28)
     Loans2                                      9,173        (2,813)    6,360          3,213          (655)    2,558
                                              ------------------------------------------------------------------------
Change in interest income(2)                  $  8,680   $    (3,329)  $ 5,351       $  3,801   $      (758)  $ 3,043
                                              ========================================================================

Increase (decrease) in interest expense:
                                              $   (106)  $         9   $   (97)      $ (1,793)  $       (12)  $(1,805)
Interest bearing transaction deposits
                                                   160          (241)      (81)            25            (7)       18
Savings deposits
                                                 1,025          (339)      686          3,575          (348)    3,227
Money market deposits
                                                 1,252        (1,317)      (65)          (606)         (194)     (800)
Time deposits
     Federal funds purchased and
        repurchase agreements                      795             4       799              1           (15)      (14)
     Other                                         176          (262)      (86)           498            40       538
     Long-term debt                                773            16       789            723           (31)      692
                                              ------------------------------------------------------------------------
Change in interest expense                       4,075   $    (2,130)  $ 1,945       $  2,423   $      (567)  $ 1,856
                                              ------------------------------------------------------------------------
Increase (decrease) in net interest income(2) $  4,605   $    (1,199)  $ 3,406       $  1,378   $      (191)  $ 1,187
                                              ========================================================================

Percentage increase in net interest income
over prior period                                                          9.7%                                   3.5%
                                                                       ========                               ========

(1)  Changes due to both rate and volume have been allocated proportionally
(2)  On a tax equivalent basis, assuming a federal income tax rate of 35%


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Corporation's subsidiary banks, Busey Bank and First Federal, have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

     The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific
time periods.    The Funds Management Policy established by the asset liability committees and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 26.

     The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market
interest rates.   In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of December 31, 1999, is as follows:

                                                               Basis Point Changes
                                                        -----------------------------------
                                                        -200      -100      +100     +200
                                                        -----------------------------------
Percentage change in net interest income due to an
immediate change in interest over a one-year period     1.26%     0.51%    (1.97%)  (4.18%)


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are presented beginning on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 4-6 of the 2000 Proxy Statement.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information set forth on pages 9 and 10 of the 2000 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information set forth on page 8 of the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information set forth on page 13 of the 2000 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit Number  Description of Exhibit                                                                  Sequentially
                                                                                                        Numbered Page
---------------------------------------------------------------------------------------------------------------------
3.1             Certificate of Incorporation of First Busey Corporation (filed as Appendix B to
                First Busey's definitive proxy statement filed with the Commission on April 5,
                1993 (Commission File No. 0-15950), and incorporated herein by reference)

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

10.9            First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey's definitive proxy statement filed with the Commission on March 25, 1999 (Commission
                File No. 0-15950), and incorporated herein by reference)

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

     Signature                       Title
     //DOUGLAS C. MILLS//            Chairman of the Board,  President,
     --------------------            Chief Executive Officer
     Douglas C. Mills                (Principal Executive Officer)

     //BARBARA J. JONES//            Chief Financial Officer
     --------------------            (Principal Financial Officer)
     Barbara J. Jones

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

     //ROBERT C. PARKER//            Director
     --------------------
     Robert C. Parker

     //EDWIN A. SCHARLAU//           Director
     ---------------------
     Edwin A. Scharlau II

     //DAVID C. THIES//              Director
     ------------------
     David C. Thies

     //ARTHUR R. WYATT//             Director
     -------------------
     Arthur R. Wyatt

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                                    CONTENTS



----------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                  37
----------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                   38

Consolidated statements of income                             39

Consolidated statements of stockholders' equity            40-42

Consolidated statements of cash flows                      43-45

Notes to consolidated financial statements                 46-77

----------------------------------------------------------------

INTERNAL CONTROL REPORTS

Management Report - Effectiveness of the Internal Control     78

Independent Accountant's Report                               79

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


//McGladrey & Pullen, LLP//

Champaign, Illinois
February 4, 2000

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                                                        1999       1998
------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
ASSETS
Cash and due from banks                                             $   69,722   $ 35,644
Federal funds sold                                                      13,500          -
Securities available for sale                                          225,046    217,991
Loans held for sale (fair value 1999 $5,951 1998 $11,373)                5,490     11,266
Loans (net of allowance for loan losses 1999 $10,403; 1998 $7,101)     870,791    643,914
Premises and equipment                                                  28,647     24,232
Goodwill and other intangibles                                          14,344      6,783
Other assets                                                            19,583     11,701
                                                                    ----------------------
          TOTAL ASSETS                                              $1,247,123   $951,531
                                                                    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Noninterest bearing                                             $  103,001   $ 96,555
    Interest bearing                                                   924,980    730,149
                                                                    ----------------------
          TOTAL DEPOSITS                                             1,027,981    826,704
  Securities sold under agreements to repurchase                        23,580          -
  Short-term borrowings                                                 48,327      5,900
  Long-term debt                                                        55,849     25,000
  Other liabilities                                                      9,102      6,824
                                                                    ----------------------
          TOTAL LIABILITIES                                          1,164,839    864,428
                                                                    ----------------------

Stockholders' Equity
  Preferred stock, no par value, 1,000,000 shares authorized, no
    shares issued                                                            -          -
  Common stock:
    Class A common stock, no par value, authorized 40,000,000
      shares; 14,154,706 shares issued 1999 and 1998                     6,291      6,291
  Surplus                                                               21,750     21,283
  Retained earnings                                                     65,572     59,028
  Accumulated other comprehensive income                                 2,074      6,799
                                                                    ----------------------

      TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK, UNEARNED
        ESOP SHARES AND DEFERRED COMPENSATION FOR RESTRICTED
        STOCK AWARDS                                                    95,687     93,401
  Treasury stock, at cost, 615,897 shares 1999; 449,768 shares 1998    (10,773)    (5,865)
  Unearned ESOP shares and deferred compensation for restricted
    stock awards                                                        (2,630)      (433)
                                                                    ----------------------
      TOTAL STOCKHOLDERS' EQUITY                                        82,284     87,103
                                                                    ----------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,247,123   $951,531
                                                                    ======================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999      1998     1997
-------------------------------------------------------------------------------------
                                                            (Dollars in thousands,
                                                           except per share amounts)
Interest income:
  Loans                                                    $60,058   $53,669  $51,061
  Securities
    Taxable interest income                                  9,699    10,622   10,208
    Nontaxable interest income                               1,950     1,732    1,964
    Dividends                                                  125       134      110
  Federal funds sold                                           479       891      488
                                                           --------------------------
      TOTAL INTEREST INCOME                                 72,311    67,048   63,831
                                                           --------------------------

Interest expense:
  Deposits                                                  31,085    30,642   30,002
  Short-term borrowings                                      1,812     1,099      575
  Long-term debt                                             2,023     1,234      542
                                                           --------------------------
      TOTAL INTEREST EXPENSE                                34,920    32,975   31,119
                                                           --------------------------
      NET INTEREST INCOME                                   37,391    34,073   32,712
Provision for loan losses                                    2,570       700    1,075
                                                           --------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   34,821    33,373   31,637
                                                           --------------------------

Other income:
  Service charges on deposit accounts                        3,798     2,938    2,947
  Trust fees                                                 4,013     3,445    3,156
  Commissions and brokers' fees, net                         1,472     1,187    1,051
  Other service charges and fees                             2,302     1,909    1,292
  Security gains, net                                        1,035     1,243      520
  Trading security gains (losses), net                         (27)        5        2
  Gain on sales of loans                                       895       988      439
  Net commissions from travel services                         990       862        -
  Other                                                      1,714       953      972
                                                           --------------------------
      TOTAL OTHER INCOME                                    16,192    13,530   10,379
                                                           --------------------------

Other expenses:
  Salaries and wages                                        14,758    13,524   12,134
  Employee benefits                                          2,807     2,571    2,481
  Net occupancy expense of premises                          2,690     2,497    2,225
  Furniture and equipment expenses                           3,320     2,370    1,838
  Data processing                                              838     1,924    1,760
  Amortization of intangible assets                          1,166     1,404    1,328
  Stationery, supplies and printing                            986       758      704
  Other                                                      6,498     5,352    4,796
                                                           --------------------------
      TOTAL OTHER EXPENSES                                  33,063    30,400   27,266
                                                           --------------------------
      INCOME BEFORE INCOME TAXES                            17,950    16,503   14,750
Income taxes                                                 5,402     5,105    4,379
                                                           --------------------------
      NET INCOME                                           $12,548   $11,398  $10,371
                                                           ==========================
Basic earnings per share                                   $   .92   $   .83  $   .75
                                                           ==========================
Diluted earnings per share                                 $   .90   $   .81  $   .74
                                                           ==========================

See Accompanying Notes To Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
------------------------------------------------------------------------------------------------------------------------

                                                                                                  Accumulated
                                                          Class A  Class B                           Other
                                                          Common   Common             Retained   Comprehensive  Treasury
                                                           Stock    Stock    Surplus  Earnings       Income      Stock
------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands except per share amounts)

Balance, December 31, 1996                                  5,291    1,000    20,594    47,402           3,285    (3,489)


Comprehensive Income:
   Net Income                                                   -        -         -    10,371               -         -

   Other comprehensive income, net of tax:
   Change in unrealized gain on securities available for
     sale arising during period, net of taxes of                -        -         -         -               -         -
     $1,537
     Reclassification adjustment, net of taxes of ($182)        -        -         -         -               -         -
   Other comprehensive income, net of taxes of  $1,355          -        -         -         -           2,516         -

Comprehensive income                                            -        -         -         -                         -

Purchase of 243,464 shares for the treasury                     -        -         -         -               -    (3,127)
Issuance of 300,826 shares of treasury stock                    -        -       135         -               -     2,699
Cash dividends:
   Class A common stock $.35 per share                          -        -         -    (4,046)              -         -
   Class B common stock $.32 per share                          -        -         -      (716)              -         -
Proceeds from employee stock ownership plan debt                -        -         -         -               -         -
Principal payments on employee stock ownership
   plan debt                                                    -        -         -         -               -         -
Forfeiture of restricted stock issued under restricted
   stock award plan                                             -        -         -         -               -        (5)
Release of restricted stock issued under restricted
   stock award plan                                             -        -         -         -               -         -
Conversion of Class B common stock to
   Class A common stock                                     1,000   (1,000)        -         -               -         -
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                  6,291        -    20,729    53,011           5,801    (3,922)
-------------------------------------------------------------------------------------------------------------------------







                                                                        Deferred
                                                                      Compensation
                                                          Unearned   for Restricted
                                                            ESOP         Stock
                                                           Shares        Awards        Total
---------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands except per share amounts)

Balance, December 31, 1996                                    (500)            (166)  73,417
                                                                                      -------

Comprehensive Income:
   Net Income                                                    -                -   10,371
                                                                                      -------
   Other comprehensive income, net of tax:
   Change in unrealized gain on securities available for
     sale arising during period, net of taxes of                 -                -    2,854
     $1,537
     Reclassification adjustment, net of taxes of ($182)         -                -     (338)
   Other comprehensive income, net of taxes of  $1,355           -                -    2,516
                                                                                      -------
Comprehensive income                                             -                -   12,887

Purchase of 243,464 shares for the treasury                      -                -   (3,127)
Issuance of 300,826 shares of treasury stock                     -                -    2,834
Cash dividends:
   Class A common stock $.35 per share                           -                -   (4,046)
   Class B common stock $.32 per share                           -                -     (716)
Proceeds from employee stock ownership plan debt              (250)               -     (250)
Principal payments on employee stock ownership
   plan debt                                                   200                -      200
Forfeiture of restricted stock issued under restricted
   stock award plan                                              -                5        -
Release of restricted stock issued under restricted
   stock award plan                                              -               80       80
Conversion of Class B common stock to
   Class A common stock                                          -                -        -
---------------------------------------------------------------------------------------------
Balance, December 31, 1997                                    (550)             (81)  81,279
---------------------------------------------------------------------------------------------



                                                                    (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
-------------------------------------------------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                           Class A  Class B                         Other
                                                           Common   Common            Retained   Comprehensive  Treasury
                                                            Stock    Stock   Surplus  Earnings      Income       Stock
-------------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands except per share amounts)

Balance, December 31, 1997                                   6,291        -   20,729    53,011           5,801    (3,922)


Comprehensive Income:
   Net Income                                                    -        -        -    11,398               -         -

   Other comprehensive income, net of tax:
   Change in unrealized gain on securities available
   for sale arising during period, net of taxes of $972          -        -        -         -               -         -
      Reclassification adjustment, net of taxes of ($435)        -        -        -         -               -         -
   Other comprehensive income, net of taxes of $537              -        -        -         -             998         -
Comprehensive income                                             -        -        -         -               -         -


Purchase of 162,774 shares for the treasury                      -        -        -         -               -    (2,747)
Issuance of 56,926 shares of treasury stock for
   option exercise and related tax benefit                       -        -      169         -               -       417
Issuance of 60,000 shares of treasury stock for
   acquisition                                                   -        -      385         -               -       440
Cash dividends:
   Class A common stock $.39 per share                           -        -        -    (5,381)              -         -
Principal payments on employee stock ownership
   plan debt                                                     -        -        -         -               -         -
Forfeiture of restricted stock issued under restricted
   stock award plan                                              -        -        -         -               -       (53)
Amortization of restricted stock issued under
   restricted stock award plan                                   -        -        -         -               -         -
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                   6,291        -   21,283    59,028           6,799    (5,865)
-------------------------------------------------------------------------------------------------------------------------







                                                                        Deferred
                                                                       Compensation
                                                           Unearned   for Restricted
                                                             ESOP         Stock
                                                            Shares        Awards        Total
----------------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands except per share amounts)

Balance, December 31, 1997                                     (550)             (81)  81,279
                                                                                       -------

Comprehensive Income:
   Net Income                                                     -                -   11,398
                                                                                       -------
   Other comprehensive income, net of tax:
   Change in unrealized gain on securities available
   for sale arising during period, net of taxes of $972           -                -    1,806
      Reclassification adjustment, net of taxes of ($435)         -                -     (808)
   Other comprehensive income, net of taxes of $537               -                -      998
Comprehensive income                                              -                -   12,396
                                                                                       -------

Purchase of 162,774 shares for the treasury                       -                -   (2,747)
Issuance of 56,926 shares of treasury stock for
   option exercise and related tax benefit                        -                -      586
Issuance of 60,000 shares of treasury stock for
   acquisition                                                    -                -      825
Cash dividends:
   Class A common stock $.39 per share                            -                -   (5,381)
Principal payments on employee stock ownership
   plan debt                                                    150                -      150
Forfeiture of restricted stock issued under restricted
   stock award plan                                               -               53        -
Amortization of restricted stock issued under
   restricted stock award plan                                    -               (5)      (5)
----------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                     (400)             (33)  87,103
----------------------------------------------------------------------------------------------------------




                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                     Accumulated
                                                              Class A  Class B                         Other
                                                              Common   Common            Retained   Comprehensive   Treasury
                                                               Stock    Stock   Surplus  Earnings      Income        Stock
-----------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands except per share amounts)

Balance, December 31, 1998                                      6,291        -   21,283    59,028           6,799     (5,865)


Comprehensive Income:
   Net Income                                                       -        -        -    12,548               -          -

   Other comprehensive income, net of tax:
   Change in unrealized gain on securities available for  sale
   arising during period, net of tax benefit of ($1,879)            -        -        -         -               -          -
      Reclassification adjustment, net of taxes of ($411)           -        -        -         -               -          -
   Other comprehensive income, net of taxes of ($2,290)             -        -        -         -          (4,725)         -
Comprehensive income                                                -        -        -         -               -          -


Purchase of 276,409 shares for the treasury                         -        -        -         -               -     (5,850)
Issuance of 97,280 shares of treasury stock for
   option exercise and related tax benefit                          -        -      336         -               -        835
Issuance of 13,000 shares of treasury stock to
   benefit plans                                                    -        -      131         -               -        109
Cash dividends:
   Common stock at $.44 per share                                   -        -        -    (6,004)              -          -
Principal payments on employee stock ownership
   plan debt                                                        -        -        -         -               -          -
Proceeds from employee stock ownership plan debt
Forfeiture of restricted stock issued under restricted
   stock award plan                                                 -        -        -         -               -         (2)
Amortization of restricted stock issued under
   restricted stock award plan                                      -        -        -         -               -          -
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                      6,291        -   21,750    65,572           2,074    (10,773)
=============================================================================================================================







                                                                            Deferred
                                                                          Compensation
                                                              Unearned   for Restricted
                                                                ESOP         Stock
                                                               Shares        Awards        Total
-------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands except per share amounts)

Balance, December 31, 1998                                        (400)             (33)  87,103
                                                                                          -------

Comprehensive Income:
   Net Income                                                        -                -   12,548
                                                                                          -------
   Other comprehensive income, net of tax:
   Change in unrealized gain on securities available for  sale
   arising during period, net of tax benefit of ($1,879)             -                -   (4,101)
      Reclassification adjustment, net of taxes of ($411)            -                -     (624)
   Other comprehensive income, net of taxes of ($2,290)              -                -   (4,725)
Comprehensive income                                                 -                -    7,823
                                                                                          -------

Purchase of 276,409 shares for the treasury                          -                -   (5,850)
Issuance of 97,280 shares of treasury stock for
   option exercise and related tax benefit                           -                -    1,171
Issuance of 13,000 shares of treasury stock to
   benefit plans                                                     -                -      240
Cash dividends:
   Common stock at $.44 per share                                    -                -   (6,004)
Principal payments on employee stock ownership
   plan debt                                                       150                -      150
Proceeds from employee stock ownership plan debt                (2,370)                   (2,370)
Forfeiture of restricted stock issued under restricted
   stock award plan                                                  -                2        -
Amortization of restricted stock issued under
   restricted stock award plan                                       -               21       21
-------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                      (2,620)             (10)  82,284
=============================================================================================================

See Accompanying Notes to Consolidated Financial Statements


FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                              1999        1998        1997
---------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)


Cash Flows from Operating Activities
  Net income                                               $  12,548   $  11,398   $  10,371
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                              4,501       4,005       3,532
    Provision for loan losses                                  2,570         700       1,075
    Provision for deferred income taxes                         (737)       (299)       (463)
    Accretion of security discounts                             (161)       (142)       (293)
    Gain on sales of securities, net                          (1,035)     (1,243)       (520)
    Proceeds from sales of loans                              90,058      88,508      42,004
    Loans originated for sale                                (81,937)    (93,823)    (45,081)
    Gain on sales of loans, net                                 (895)       (988)       (439)
    (Gain) loss on sales and dispositions of premises
      and equipment                                              122           8          (1)
    Change in assets and liabilities:
      (Increase) decrease in other assets                     (2,782)        316      (1,114)
      Increase (decrease) in other liabilities                  (507)         95       1,247
                                                           ----------------------------------
          NET CASH PROVIDED BY
           OPERATING ACTIVITIES                               21,745       8,535      10,318
                                                           ----------------------------------

Cash Flows from Investing Activities
  Securities available for sale:
    Purchases                                               (129,587)   (141,088)   (100,964)
    Proceeds from sales                                       62,828      47,324      12,292
    Proceeds from maturities                                 102,234      94,207      93,826
  Securities held to maturity:
    Purchases                                                      -           -      (1,375)
    Proceeds from maturities                                       -           -      11,741
  (Increase) decrease in federal funds sold                  (10,098)     18,800     (18,800)
  Increase in loans                                         (117,111)    (53,857)    (30,674)
  Purchases of premises and equipment                         (4,039)     (4,188)     (3,370)
  Proceeds from sales of premises and equipment                   43         199           1
  Purchase of subsidiaries, net of cash and due
    from banks acquired                                      (20,456)        204           -
                                                           ----------------------------------
          NET CASH USED IN INVESTING ACTIVITIES             (116,186)    (38,399)    (37,323)
                                                           ----------------------------------



                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                    1999        1998      1997
-------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Cash Flows from Financing Activities
  Net (decrease) increase in certificates of deposit              $ 49,769   $($36,425)  $26,200
  Net increase in demand deposits, money market and
    savings accounts                                                19,380      51,676    18,326
  Net increase (decrease) in federal funds purchased and            23,580
    securities sold under agreements to repurchase                                   -    (6,405)
  Proceeds from short-term borrowings                               42,357      11,000     2,500
  Principal payments on short-term borrowings                       (2,150)    (11,500)   (4,000)
  Proceeds from long-term debt                                      11,000      20,000     5,000
  Principal payments on long-term debt                              (4,974)     (5,000)        -
  Cash dividends paid                                               (6,004)     (5,381)   (4,762)
  Purchase of treasury stock                                        (5,850)     (2,747)   (3,127)
  Proceeds from sales of treasury stock                              1,411         586     2,834
                                                                  -------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                128,519      22,209    36,566
                                                                  -------------------------------

          NET INCREASE (DECREASE) IN CASH AND
            DUE FROM BANKS                                          34,078      (7,655)    9,561

Cash and due from banks, beginning                                  35,644      43,299    33,738
                                                                  -------------------------------

Cash and due from banks, ending                                   $ 69,722   $  35,644   $43,299
                                                                  ===============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                                      $ 34,321   $  33,124   $30,981
                                                                  ===============================

    Income taxes                                                  $  6,395   $   5,104   $ 4,388
                                                                  ===============================



                                                                     (Continued)


FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                              1999     1998    1997
------------------------------------------------------------------------------------
                                                            (Dollars in thousands)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Other real estate acquired in settlement of loans        $     360   $357  $   407
                                                           =========================

  Principal payments on ESOP debt                          $     150   $150  $   200
                                                           =========================

  Proceeds from ESOP debt                                  $   2,370   $  -  $   250
                                                           =========================

  Transfer of securities held to maturity to securities
    available for sale                                     $       -   $  -  $44,812
                                                           =========================


  Purchase of Subsidiary:

  Purchase price                                           $  27,075   $  -  $     -
                                                           =========================

  Assets acquired:
    Cash and due from banks                                $   6,619      -        -
    Federal funds sold                                         3,402      -        -
    Securities available for sale                             48,349      -        -
    Loans held for sale                                        1,450      -        -
    Loans                                                    112,696      -        -
    Premises and equipment                                     3,852      -        -
    Other assets                                              10,443      -        -
  Liabilities assumed:
    Deposits                                                (132,128)     -        -
    Long-term debt                                           (24,823)     -        -
    Other Liabilities                                         (2,785)     -        -
                                                           -------------------------
                                                           $  27,075   $  -  $     -
                                                           =========================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1.          SIGNIFICANT ACCOUNTING POLICIES

Description of business:
-----------------------

First Busey Corporation (the Corporation) is a holding company whose subsidiaries provide a full range of banking services, including security broker/dealer services and investment management and fiduciary services, to individual and corporate customers through its locations in Central Illinois, Indianapolis, Indiana, and Fort Myers, Florida. The Corporation and subsidiaries are subject to competition from other financial institutions and nonfinancial institutions providing financial products and services. First Busey Corporation and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation
----------------------

The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiaries: First Busey Securities, Inc., Busey Insurance Services, Inc., Busey Travel, Inc., and BAT, Inc.; Eagle BancGroup, Inc. and its subsidiary, First Federal Savings and Loan Association of Bloomington; First Busey Trust & Investment Co.; and First Busey Resources, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with generally accepted accounting principles and conform to predominant practice within the banking industry.

Use of estimates
----------------

In preparing the consolidated financial statements, the Corporation's management is required to make estimates and assumptions which significantly affect the amounts reported in the consolidated financial statements. Significant estimates which are particularly susceptible to change in a short period of time include the market value of investment securities, the determination of the allowance for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans. Actual results could differ from those estimates.

Trust assets
------------

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Corporation's bank subsidiaries, are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Securities
----------

Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. The difference between fair value and amortized cost results in an unrealized gain or loss. Unrealized gains or losses are reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect, as a part of stockholders' equity. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Where applicable, amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the period to maturity.

Securities purchased with the intent to earn a profit by trading or reselling them in a short period of time are classified as trading securities and are carried at fair value. Realized and unrealized gains and losses are included in income. At December 31, 1999 and 1998, there were no securities classified in this category.

Loans
-----

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by unearned discount and fees and an allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Corporation is generally amortizing these amounts over the contractual life.

Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances. For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

A loan is impaired when it is probable the Corporation will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

Loans held for sale
-------------------

Loans held for sale consist of fixed rate mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market and the entire credit card portfolio. Loans held for sale are carried at the lower of aggregate cost or estimated fair value.

Loan servicing
--------------

The Corporation generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Corporation stratifies its capitalized mortgage servicing rights based on the origination date of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.

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

Intangible assets
-----------------

Costs in excess of the estimated fair value of identifiable net assets acquired consist primarily of goodwill, core deposit intangible and other identifiable intangible assets. Goodwill is amortized on a straight-line basis over periods not to exceed 25 years. Core deposit and other identifiable intangible assets are amortized on an accelerated basis over the estimated period benefited up to 25 years. Intangible assets, included in other assets net of accumulated amortization were approximately $14,344,000 and $6,783,000 as of December 31, 1999 and 1998, respectively. Total amortization expense was approximately $1,169,000, $1,404,000 and $1,328,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets.

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

Earnings per share
------------------

Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares outstanding of 13,597,122, 13,753,102, and 13,803,546 for 1999, 1998, and 1997, respectively.

Diluted earnings per share is determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period. The weighted average shares outstanding were 13,914,614, 14,035,037, and 13,997,976 for 1999, 1998, and 1997, respectively.

Stock split
-----------

In June 1998, the Board of Directors approved a two-for-one stock split for stockholders of record on July 17, 1998, and was effected on August 3, 1998. All share amounts in the consolidated financial statements have been restated to reflect the stock split.

Reclassifications
-----------------

Certain reclassifications have been made to the balances as of and for the year ended December 31, 1998 and 1997 to be consistent with the classifications adopted for 1999.

Recent accounting pronouncements
--------------------------------

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the Financial Accounting Standards Board. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, Statement of Financial Accounting Standard No. 137 was issued to extend the effective date by one year to all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Corporation does not use derivatives, management does not believe the adoption of the Statement will have a material impact on the consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 2.          BUSINESS COMBINATIONS

On October 29, 1999, the Corporation acquired all the outstanding common stock of Eagle BancGroup, Inc. and its subsidiary First Federal Savings and Loan Association of Bloomington, a $184,000,000 thrift located in Bloomington, IL. This acquisition has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $27,075,000 was allocated based upon the fair value of the assets acquired. The excess of the total acquisition cost over the fair value of the net assets acquired of $8,727,000 is being amortized over periods up to twenty years using the straight-line method.

Pro forma unaudited operating results, giving effect to the Eagle BancGroup, Inc. acquisition as if it had occurred at the beginning of the years ended December 31, 1999 and 1998, are as follows:


                                           1999          1998
                                        ---------------------
Interest Income                         $82,963       $79,546
Interest expense                         41,296        40,891
Provision for loan losses                 2,770           940
Noninterest income                       17,208        15,241
Noninterest expense                      38,083        35,377
                                        ---------------------
Income before income taxes               18,022        17,579
Income taxes                              5,530         5,499
                                        ---------------------
Net Income                              $12,492       $12,080
                                        =====================

Earnings per share - basic              $   .92       $   .88
Earnings per share - diluted            $   .90       $   .86


NOTE 3.          CASH AND DUE FROM BANKS

The Corporation's banking and thrift subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 1999 and 1998 were approximately $5,329,000 and $6,116,000, respectively.

In October 1997, the Corporation's bank subsidiary established a clearing balance requirement of $2,000,000 with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 1999 and 1998, the clearing balance requirement was $2,750,000. These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services. The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

The Corporation maintains its cash in deposit accounts which, at times, may exceed federally insured limits. The Corporation has not experienced any losses in such accounts. The Corporation believes it is not exposed to any significant credit risk on cash and cash equivalents.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 4.          SECURITIES

The amortized cost and fair values of securities available for sale are summarized as follows:


                                                         Gross       Gross
                                            Amortized  Unrealized  Unrealized    Fair
                                               Cost      Gains       Losses      Value
                                            -------------------------------------------
                                                       (Dollars in thousands)

December 31, 1999:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                  $166,996          -       2,431     164,565
Obligations of states and political
  subdivisions                                42,275        443       1,164      41,554
Corporate securities                           5,358          1          98       5,261
Equity securities                              6,385      6,721          27      13,079
Other debt securities                            587          -           -         587
                                            -------------------------------------------

                                            $221,601      7,165       3,720     225,046
                                            ===========================================
December 31, 1998:
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                  $158,415    $   876      $   30    $159,261
Obligations of states and political
  subdivisions                                36,400      1,177         179      37,398
Corporate securities                           5,539         95           1       5,633
Equity securities                              4,084      8,467           1      12,550
Other debt securities                          1,553          -           -       1,553
Mortgage backed securities                     1,540         56           -       1,596
                                            -------------------------------------------

                                            $207,531    $10,671      $  211    $217,991
                                            ===========================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The amortized cost and fair value of securities, other than equity securities, as of December 31, 1999, by contractual maturity, are shown below.


                                           Amortized      Fair
                                             Cost         Value
                                           ----------------------
                                           (Dollars in thousands)
Due in one year or less                    $ 66,385     $ 65,544
Due after one year through five years       123,723      122,278
Due after five years through ten years       22,840       22,176
Due after ten years                           2,268        1,969
                                           ----------------------
                                           $215,216     $211,967
                                           ======================


Gains and losses related to sales of securities for the years ended December 31, 1998, 1997 and 1996 are summarized as follows (in thousands):


                           1999          1998          1997
                           --------------------------------
Gross security gains      $1,060        $1,253        $595
Gross security losses        (25)          (10)        (75)
                           --------------------------------

NET SECURITY GAINS        $1,035        $1,243        $520
                          =================================


Investment securities with carrying values of $169,099,000 and $155,691,000 on December 31, 1999 and 1998, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

As of December 31, 1997, the Corporation's bank subsidiary transferred its entire portfolio of held to maturity securities into the available for sale securities category. In accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," this transfer was accounted for at market value. The aggregate amortized cost and fair values of these securities as of the transfer date was $44,812,000 and $45,707,000, respectively. The gross unrealized gain of $895,000, net of the deferred tax liability of $313,000, is included in accumulated other comprehensive income, a part of stockholders' equity.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 5.          LOANS

The composition of loans is as follows:


                                                     December 31,
                                                  ----------------------
                                                    1999      1998
                                                  ----------------------
                                                  (Dollars in thousands)
Commercial                                        $119,800  $ 80,958
Real estate construction                            52,479    44,713
Real estate - farmland                              15,841    14,184
Real estate - 1 to 4 family residential mortgage   343,739   235,333
Real estate - multifamily mortgage                  63,805    51,888
Real estate - non-farm nonresidential mortgage     213,156   168,948
Installment                                         52,355    35,919
Agricultural                                        20,126    19,072
                                                  ----------------------
                                                   881,301   651,015
Less:
  Unearned Interest                                    107         -
                                                  ----------------------
                                                   881,194   651,015
Less:
  Allowance for loan losses                         10,403     7,101
                                                  ----------------------

          NET LOANS                               $870,791  $643,914
                                                  ======================


The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $212,600,000 and $125,754,000 as of December 31, 1999 and 1998, respectively.

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $276,961,000 and $220,836,000 as of December 31, 1999 and 1998, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are reflected by changing economic conditions and the economic prospects of borrowers.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table presents data on impaired loans:


                                                               1999     1998
                                                               -------------
                                                               (Dollars in
                                                                 thousands)
Impaired loans for which an allowance has been provided        $  -     $  -
Impaired loans for which no allowance has been provided         246      127
                                                               -------------

Total loans determined to be impaired                          $246     $127
                                                               =============

Allowance for loan loss for impaired loans included in the
  allowance for loan losses                                    $  -     $  -
                                                               =============
Average recorded investment in impaired loans                  $203     $219
                                                               =============
Interest income recognized from impaired loans                 $  -     $  4
                                                               =============
Cash basis interest income recognized from impaired loans      $  -     $  9
                                                               =============



NOTE 6.          ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:


                                                            Years Ended December 31,
                                                       ------------------------------------
                                                        1999          1998          1997
                                                       ------------------------------------
                                                              (Dollars in thousands)
Balance, beginning of year                             $ 7,101        $6,860        $6,131
  Allowance associated with acquisition                  1,101             -             -
  Provision for loan losses                              2,570           700         1,075
  Recoveries applicable to loan balances previously
    charged off                                            182           145           213
  Loan balances charged off                               (551)         (604)         (559)
                                                       ------------------------------------

Balance, ending of year                                $10,403        $7,101        $6,860
                                                       ====================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7.          PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:


                                               December 31,
                                         ----------------------
                                            1999          1998
                                         ----------------------
                                         (Dollars in thousands)

Land                                     $ 7,225       $ 4,854
Buildings and improvements                26,208        23,716
Furniture and equipment                   15,342        13,462
                                         ----------------------
                                          48,775        42,032
Less accumulated depreciation             20,128        17,800
                                         ----------------------

                                         $28,647       $24,232
                                         ======================


Depreciation expense was $3,311,000, $2,606,000 and $2,124,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Corporation has a $4,950,000 commitment for construction of a branch of First Federal Savings and Loan in Fort Myers, Florida. The building is scheduled for completion in 2000.

NOTE 8.          DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $106,971,000 and $66,103,000 at December 31, 1999 and 1998,
respectively.

As of December 31, 1999, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2000             $328,116
2001              100,694
2002               38,933
2003                9,808
2004                4,537
Thereafter          1,093
                 --------
                 $483,181
                 ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 9.          SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                                                       December 31,
                                                                                      1999     1998
                                                                                     ---------------
Notes payable, American National Bank of Chicago, due January 21, 2000,
interest payable quarterly:

     $10,000,000 line of credit, at LIBOR plus 1.50% (effective rate of 6.54%
     at December 31, 1999), collateralized by all of the common stock of
     Busey Bank and First Federal Savings and Loan Association of                    $ 5,750  $5,000
     Bloomington

     $27,000,000 line of credit, at LIBOR plus 1.40% (effective rate of 7.59%
     at December 31, 1999), collateralized by all of the common stock of
     Busey Bank and First Federal Savings and Loan Association of                     26,957       -
     Bloomington

     Note payable, at LIBOR plus 1.50% collateralized by all of the capital
     stock of Busey Bank                                                                   -     500

     LIBOR plus 1.50% (effective rate of 6.54% at December 31, 1999), collateralized by 20,000 shares of First Busey Corporation Class A
     common stock owned by employee stock ownership plan                                 250     250

     LIBOR plus 1.40% (effective rate of 7.86% at December 31, 1999), collateralized by 100,000 shares of First Busey Corporation Class A
     common stock owned by employee stock ownership plan                               2,370       -

     LIBOR plus 1.50%, collateralized by 44,286 shares of First Busey
     Corporation Class A common stock owned by employee stock ownership
     plan                                                                                  -      75

     LIBOR plus 1.50%, collateralized by 44,286 shares of First Busey
     Corporation Class A common stock owned by employee stock ownership
     plan                                                                                  -      75

Note Payable, Federal Home Loan Bank of Chicago, 5.68%, monthly installment of interest through February 7, 2000, balance due February 7, 2000, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on
residential real estate and Federal Home Loan Bank of Chicago stock                    3,000       -

Note Payable, Federal Home Loan Bank of Chicago, at one-month LIBOR (effective rate of 6.46% at December 31, 1999), monthly installment of interest through
February 14, 2000, balance due February 14, 2000, collateralized by all unpledged
U.S. Treasury and U.S. Agency securities, first mortgages on residential real
estate and Federal Home Loan Bank of Chicago stock                                     5,000       -

Note Payable, Federal Home Loan Bank of Chicago, 5.74%, monthly installment of interest through March 6, 2000, balance due March 6, 2000, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on
residential real estate and Federal Home Loan Bank of Chicago stock                    5,000       -
                                                                                     ---------------
                                                                                     $48,327  $5,900
                                                                                     ===============


FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


In accordance with the consensus reached on Issue Number 89-10 at the June 1989 meeting of the Financial Accounting Standards Board's Emerging Issues Task Force, the Company has recorded the pre-1993 debt of the employee stock ownership plan (ESOP), which totaled $150,000 at December 31, 1998, as short-term borrowings and a reduction of stockholders' equity.

In August 1997, the employee stock ownership plan borrowed $250,000 to acquire additional shares. The employee stock ownership plan borrowed $2,370,000 to acquire additional shares in December, 1999. In accordance with AICPA Statement of Position 93-6, this debt has been recorded as short-term borrowings and a reduction of stockholders' equity.


NOTE 10.          LONG-TERM DEBT

Long-term debt is summarized as follows:


                                                                                  December 31,
                                                                               -----------------
                                                                                 1999     1998
                                                                               -----------------
                                                                                 (Dollars in
                                                                                  thousands)

Note Payable, Federal Home Loan Bank of Chicago, 6.08%, monthly installment
of interest through February 21, 2000, balance due February 21, 2000           $ 5,000  $ 5,000

Note Payable, Federal Home Loan Bank of Chicago, 5.30%, monthly installment
of interest through January 16, 2008, balance due January 16, 2008               5,000    5,000

Note Payable, Federal Home Loan Bank of Chicago, 5.01%, monthly installment of interest through February 17, 2008, balance due February 17, 2008,
redeemable by issuer on February 17, 2001 and quarterly thereafter              10,000   10,000

Note Payable, Federal Home Loan Bank of Chicago, 5.55%, monthly installment
of interest through September 3, 2003, balance due September 3, 2003             5,000    5,000

Note Payable, Federal Home Loan Bank of Chicago, 5.49%, monthly installment
of interest through February 19, 2004, balance due February 19, 2004             5,000        -

Note Payable, Federal Home Loan Bank of Chicago, 5.50%, monthly installment
of interest through June 16, 2000, balance due June 16, 2000                     1,000        -

Note Payable, Federal Home Loan Bank of Chicago, 5.59%, monthly installment
of interest through July 24, 2000, balance due July 24, 2000                     5,000        -

Note Payable, Federal Home Loan Bank of Chicago, 5.71%, monthly installment
of interest through June 18, 2002, balance due June 18, 2002                     4,965        -

Note Payable, Federal Home Loan Bank of Chicago, 5.40%, monthly installment of interest through August 8, 2002, balance due August 8, 2002, redeemable by
issuer on August 8, 1998 and quarterly thereafter                                2,997        -

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                                                                                   December 31,
                                                                                 ----------------
                                                                                   1999     1998
                                                                                 ----------------
                                                                                   (Dollars in
                                                                                    thousands)
Note Payable, Federal Home Loan Bank of Chicago, 4.95%, monthly installment of interest through January 16, 2008, balance due January 16, 2008, redeemable
by issuer on Janaury 16, 2001 and quarterly thereafter                             4,966        -

Note Payable, Federal Home Loan Bank of Chicago, 5.07%, monthly installment of interest through February 27, 2008, balance due February 27, 2008,
redeemable by issuer on February 27, 2001 and quarterly thereafter                 1,988        -

Note Payable, Federal Home Loan Bank of Chicago, 4.30%, monthly installment of interest through October 6, 2008, balance due October 6, 2008, redeemable by
issuer on October 5, 2001 and quarterly thereafter                                 2,950        -

Note Payable, Federal Home Loan Bank of Chicago, 4.20%, monthly installment of interest through October 6, 2008, balance due October 6, 2008, redeemable by
issuer on October 5, 2000 and quarterly thereafter                                 1,983        -
                                                                                 ----------------
                                                                                 $55,849  $25,000
                                                                                 ================



The notes listed above are collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on residential real estate and Federal Home Loan Bank of Chicago stock.

As of December 31, 1999, the scheduled maturities of long-term debt, in thousands, are as follows:

2000                  $11,000
2001                        -
2002                    7,962
2003                    5,000
2004                    5,000
Thereafter             26,887
                      -------
                      $55,849
                      =======



The Corporation has a letter of credit outstanding with the Federal Home Loan Bank of Chicago for $15,000,000. There were no claims on the letter of credit as of December 31, 1999 and 1998.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 11.     INCOME TAXES

The components of income tax expense consist of:


                                            Years Ended December 31,
                                       ----------------------------------
                                        1999          1998          1997
                                       ----------------------------------
                                             (Dollars in thousands)

Current                                $5,028       $5,404        $4,842
Deferred                                  374         (299)         (463)
                                       ----------------------------------

          TOTAL INCOME TAX EXPENSE     $5,402       $5,105        $4,379
                                       ==================================


A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:


                                              Years ended December 31,
                        --------------------------------------------------------------------
                              1999                      1998                      1997
                        --------------------------------------------------------------------
                                   % of                      % of                      % of
                                 Pretax                    Pretax                    Pretax
                        Amount   Income           Amount   Income           Amount   Income
                        --------------------------------------------------------------------
                                              (Dollars in thousands)

Income tax at
  statutory rate        $6,283     35.0%          $5,776     35.0%          $5,163     35.0%
Effect of:
  Benefit of
    income taxed
    at lower rates        (100)    (0.6)            (100)    (0.6)            (100)    (0.7)
  Tax-exempt
    interest, net         (830)    (4.6)            (673)    (4.1)            (777)    (5.3)
  Amortization
    of intangibles         251      1.4              186      1.1              170      1.2
  Other                   (202)    (1.1)             (84)    (0.5)             (77)    (0.5)
                        --------------------------------------------------------------------

                        $5,402     30.1%          $5,105     30.9%          $4,379     29.7%
                        ====================================================================


Net deferred taxes, included in other assets or liabilities, in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:


                                                1999         1998
                                              ---------------------
                                              (Dollars in thousands)

Deferred tax liability                        $(2,751)     $(4,385)
Deferred tax asset                              5,217        4,479
Valuation allowance for deferred tax assets         -         (490)
                                              ---------------------

NET DEFERRED TAX ASSET (LIABILITY)            $ 2,466      $  (396)
                                              =====================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The tax effects of principal temporary differences are shown in the following table:


                                                    1999         1998
                                                  ---------------------
                                                  (Dollars in thousands)
Investment securities:
Unrealized gain on securities available for sale  $(1,371)     $(3,661)
Other                                                 168          195
Basis in premises and equipment                      (691)        (586)
Allowance for loan losses                           4,127        2,816
Property acquired in settlement of loans              (32)         (25)
Loans held for sale                                     7           42
Mortgage servicing assets                            (198)           -
Deferred loan fees                                   (252)           -
Basis in deposit intangibles                         (116)         683
Deferred compensation                                 657          666
Performance/restricted stock                            4           22
State net operating loss carryforward                 254           55
Other                                                 (91)        (113)
                                                  ---------------------
                                                    2,466           94
Valuation allowance                                     -         (490)
                                                  ---------------------

                                                  $ 2,466      $  (396)
                                                  =====================


State net operating loss carryforwards of approximately $5,191,000 are available
to offset future taxable income.  The carryforwards expire as follows:   2005 -
$1,750,000; 2006 - $1,002,000; 2010 - $986,000 and 2011 - $1,453,000.

NOTE 12.     EMPLOYEE BENEFIT PLANS

The Corporation established the First Busey Corporation Employees' Stock Ownership Plan (ESOP) as of January 1, 1984. All full-time employees who meet certain age and length of service requirements are eligible to participate in the ESOP which purchased common shares of the Corporation using the proceeds of bank borrowings secured by the stock. The borrowings are to be repaid using fully deductible contributions to the trust fund. As the ESOP makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employee's accounts in accordance with applicable regulations under the Internal Revenue Code. Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. Dividends on allocated shares of common stock are distributed directly to the participants and dividends on unallocated shares are used to service the bank borrowings. All shares held by the ESOP, which were acquired prior to the issuance of Statement of Position 93-6, are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased prior to December 31, 1992.

During each of the years ended December 31, 1999 and 1998, $150,000 of compensation expense was recognized for the ESOP, releasing 44,286 common shares to participant accounts, and is reflected in the chart below under "Employee Benefits."

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

As permitted by AICPA Statement of Position (SOP) 93-6, compensation expense for shares released during 1998 and 1997 is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. There have been no shares released that were acquired by the ESOP after December 31, 1992. For such shares, compensation expense would be equal to the fair market value of the shares released. Compensation expense related to the ESOP plan, including related interest expense, was $203,000, $189,000 and $243,000 in 1998, 1997 and
1996, respectively.

Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:


                                                    1999         1998
                                               ------------------------
Allocated shares                                   831,091      798,174
Unallocated shares                                       -       44,286
                                               ------------------------

TOTAL                                              831,091      842,460
                                               ========================

Fair value of allocated shares at December 31  $18,803,000  $14,567,000
                                               ========================



Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:


                          1999                1998
                    -------------------------------------
                                Fair               Fair
                    Shares      Value    Shares    Value
                    -------------------------------------

Unallocated shares  120,000  $2,715,000  20,000  $365,000
                    =====================================


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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Employer contributions to the employee benefit plans are included in the statements of income as follows:


                                                          Years Ended December 31,
                                                          1999     1998     1997
                                                          ----------------------
                                                          (Dollars in thousands)
Employee benefits                                         $855     $826     $809
Interest on employee stock ownership plan debt              53       39       43
                                                          ----------------------

          TOTAL EMPLOYER CONTRIBUTIONS                    $908     $865     $852
                                                          ======================



NOTE 13.     STOCK INCENTIVE PLANS

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

In January of 1999, the Corporation adopted the 1999 Stock Option Plan pursuant to which nonqualified stock options for up to 500,000 shares of common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

A summary of the status of the Corporation's stock option plan as of December 31, 1999, 1998 and 1997 and the changes during the years ending on those dates is as follows:


                                1999                     1998                   1997
                         -------------------------------------------------------------------
                                   Weighted-                Weighted-              Weighted-
                                    Average                  Average                Average
                                   Exercise                 Exercise               Exercise
                         Shares     Price        Shares      Price     Shares       Price
                         -------------------------------------------------------------------

Outstanding at begin-
  ning of year           715,622    $ 10.82      659,606    $ 9.34      676,682    $ 7.20
Granted                   67,000      18.25      129,542     16.71      195,650     12.49
Exercised                (97,280)      6.02      (56,926)     7.42     (190,826)     5.03
Terminated and
  reissuable             (16,700)     12.49      (16,600)     9.69      (21,900)     8.66
                         --------                --------               --------
Outstanding at end
  of year                668,642      12.23      715,622     10.82      659,606      9.34
                         ================================================================

Exercisable at end
  of year                      -    $     -       94,880    $ 5.81       87,306    $ 5.05

Weighted-average fair
  value per option of
  options granted
  during the year                   $  6.72                 $ 4.17                 $ 2.46

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1999:


                                                      Options
                  Options Outstanding               Exercisable
           ----------------------------------------------------
Exercise     Number          Weighted-Average          Number
 Prices    Outstanding  Remaining Contractual Life  Outstanding
---------------------------------------------------------------

$    8.75      285,000                     2 years            -
     9.25       12,000                     2 years            -
    12.13      129,800                     4 years            -
    13.75       52,000                     2 years            -
    16.75      122,842                  4.75 years            -
    18.25       67,000                  3.96 years            -
           ----------------------------------------------------
               668,642                     3 years            -
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


                                 1999     1998     1997
                               -------------------------
Net Income (in thousands):
  As reported                  $12,548  $11,398  $10,371
  Pro forma                    $12,119  $11,254  $10,262

Basic earnings per share:
  As reported                  $   .92  $   .83  $   .75
  Pro forma                    $   .89  $   .82  $   .74

Diluted earnings per share:
  As reported                  $   .90  $   .81  $   .74
  Pro forma                    $   .87  $   .80  $   .73



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


                                                                   1997
                                                      -------------------------------
                                   1999       1998    Block 1    Block 2    Block 3
                                 --------  ---------  ---------  ---------  ---------

Number of options granted         67,000    128,942    139,400     52,000      2,000
Risk-free interest rate             5.84%      5.46%      5.76%      5.74%      5.64%
Expected life, in years                4          5          6          4          2
Expected volatility                 16.2%     12.05%       6.3%       6.3%       6.3%
Expected dividend yield             1.94%       2.1%       2.9%       2.9%       2.9%
Estimated fair value per option  $  6.72   $   4.17   $   2.89   $   1.39   $    .84


An additional 2,250 options granted in 1997 vested and were exercised during the year ended December 31, 1997. An additional 600 options granted in 1998 vested and were exercised during the year ended December 31, 1998.

Restricted Stock Award Plan:
---------------------------

In January 1993, the Corporation adopted the 1993 Restricted Stock Award Plan pursuant to which restricted stock awards for up to 450,000 shares of Class A common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 1999, there were 4,000 shares under grant with performance restrictions allowed by the plan which expire as follows: 2000 - 4,000 shares.


                                             Number of Shares
                                        -------------------------
                                          1999     1998     1997
                                        -------------------------

Under restriction, beginning of year      8,200   13,200   18,000
  Granted                                     -        -        -
  Restrictions released                   4,000        -    4,400
  Forfeited and reissuable                  200    5,000      400
                                        -------------------------

Under restriction, end of year            4,000    8,200   13,200
                                        =========================

Available to grant, end of year         409,100  408,900  403,900
                                        =========================


Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $21,000, $(5,000), and $80,000 was recognized for financial statement purposes during the years ended December
31, 1999, 1998, and 1997, respectively.  Compensation expense of $0,   $0, and
$61,000 was recognized for income tax purposes for the years ended December 31, 1999, 1998, and 1997 respectively.

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 1999:


Balance at the beginning of year     $ 5,514
  New loans                            2,348
  Repayments                          (2,327)
                                     --------
Balance at end of year               $ 5,535
                                     ========


NOTE 15.     CAPITAL RATIOS

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

The Corporation and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's, the Bank's, or the Savings and Loan's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, the Bank, and the Savings and Loan must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The Corporation's, the Bank's, and the Savings and Loan's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation, the Bank, and the Savings and Loan to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Corporation, the Bank, and the Savings and Loan meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the federal and state regulatory agencies categorized the Bank and the Savings and Loan as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank and the Savings and Loan must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's or Savings and Loan's categories.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                                                                          To Be Well
                                                                       Capitalized Under
                                                       For Capital     Prompt Corrective
                                   Actual          Adequacy Purposes   Action Provisions
                                --------------------------------------------------------
                                Amount   Ratio      Amount   Ratio      Amount   Ratio
                                --------------------------------------------------------
                                               (Dollars in Thousands)
As of December 31,  1999:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated                $79,122   9.40%     $67,328   8.0%       N/A      N/A
    Busey Bank                  $84,773  11.88%     $57,132   8.0%      $71,415  10.0%
    First Federal               $17,091  15.06%     $ 9,081   8.0%      $11,351  10.0%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated                $65,706   7.81%     $33,664   4.0%       N/A      N/A
    Busey Bank                  $73,335  10.28%     $28,536   4.0%     $42,804   6.0%
    First Federal               $15,958  14.06%     $ 4,540   4.0%     $ 6,810   6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated                $65,706   5.62%     $46,794   4.0%      N/A      N/A
    Busey Bank                  $73,335   7.06%     $41,847   4.0%     $52,309   5.0%
    First Federal               $15,958   9.13%     $ 6,993   4.0%     $ 8,742   5.0%

As of December 31,  1998:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated                $80,621  13.23%     $48,745   8.0%      N/A      NA
    Busey Bank                  $76,259  12.74%     $47,894   8.0%     $59,868  10.0%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated                $73,520  12.07%     $24,373   4.0%      N/A      N/A
    Busey Bank                  $69,158  11.55%     $23,947   4.0%     $35,921   6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated                $73,520   7.87%     $37,354   4.0%      N/A      N/A
    Busey Bank                  $69,158   7.48%     $36,986   4.0%     $46,232   5.0%


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

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk as of December 31, 1999 and 1998, is as follows:


                                                                          1999          1998
                                                                       ----------------------
                                                                       (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                         $164,262      $129,760
  Standby letters of credit                                               5,424         3,816


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

As of December 31, 1999, the Corporation has no significant futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Lease Commitments
-----------------

At December 31, 1999, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $609,000, $632,000, and $456,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 1999, in thousands, are as follows:


2000             $  747
2001                681
2002                561
2003                444
2004                442
Thereafter        2,090
                 ------
                 $4,965
                 ======


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

Deposits and securities sold under agreements to repurchase
-----------------------------------------------------------

The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and securities sold under agreements to repurchase are estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates fair value.

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

Commitments to extend credit and standby letters of credit
----------------------------------------------------------

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 1999 and 1998, these items are immaterial in nature.

The estimated fair values of the Corporation's financial instruments are as follows:


                                                              1999                 1998
                                                     ------------------------------------------
                                                      Carrying      Fair     Carrying   Fair
                                                       Amount       Value     Amount    Value
                                                     ------------------------------------------
                                                                (Dollars in thousands)
Financial assets:
  Cash and cash equivalents                          $   83,222  $   83,222  $ 35,644  $ 35,644
  Securities                                            225,046     225,046   217,991   217,991
  Loans, net                                            876,281     873,018   655,180   659,297
  Accrued interest receivable                             8,926       8,926     7,167     7,167

Financial liabilities:
  Deposits                                            1,027,981   1,026,169   826,704   829,200
  Securities sold under agreements to
    repurchase                                           23,580      23,580         -         -
  Short-term borrowings                                  48,327      48,327     5,900     5,900
  Long-term debt                                         55,849      53,866    25,000    25,095
  Accrued interest payable                                4,530       4,530     3,437     3,437


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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 18.     REPORTABLE SEGMENTS AND RELATED INFORMATION
First Busey Corporation has three reportable segments, Busey Bank , First Busey Trust & Investment Co., and First Federal Savings and Loan Association of Bloomington. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois. First Federal Savings and Loan Association of Bloomington provides a full range of banking services to individuals and corporate customers in Bloomington, Illinois and the surrounding communities.
The Corporation's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.
The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies. The Corporation accounts for intersegment revenue and transfers at current market value.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following summarized information relates to the company's reportable segments:


                                                    December 31, 1999
---------------------------------------------------------------------------------------------------------------------
                               First Federal    First Busey
                                 Savings &        Trust &                                                Consolidated
                  Busey Bank     Loan          Investment Co.   All Other     Totals     Eliminations       Totals
---------------------------------------------------------------------------------------------------------------------
Interest income   $    69,908  $        2,064  $           191  $      148  $   72,311  $           -   $      72,311
Interest expense       32,997           1,130                -         768      34,895  $          25          34,920
Other income            9,731             108            4,056      18,167      32,062  $     (15,870)         16,192
Total income           79,639           2,172            4,247      18,315     104,373  $     (15,870)         88,503
Net income             12,191             384            1,304      13,460      27,339  $     (14,791)         12,548
Total assets        1,050,137         182,752            3,299     154,976   1,391,164  $    (144,041)      1,247,123




                                            December 31, 1998
-----------------------------------------------------------------------------------------------------
                                First Busey
                                  Trust &                                               Consolidated
                  Busey Bank   Investment Co.   All Other     Totals     Eliminations      Totals
-----------------------------------------------------------------------------------------------------
Interest income   $    66,778  $           165  $      108  $   67,051  $          (3)  $      67,048
Interest expense       31,966                -         971      32,937  $          38          32,975
Other income            8,003            3,490      16,434      27,927  $     (14,397)         13,530
Total income           74,781            3,655      16,542      94,978  $     (14,400)         80,578
Net income             11,758            1,175      11,877      24,810  $     (13,412)         11,398
Total assets          937,710            3,360     103,617   1,044,687  $     (93,156)        951,531




                                            December 31, 1997
-----------------------------------------------------------------------------------------------------
                                First Busey
                                  Trust &                                               Consolidated
                  Busey Bank   Investment Co.   All Other     Totals     Eliminations      Totals
-----------------------------------------------------------------------------------------------------
Interest income   $    63,651  $           137  $       43  $   63,831  $           -   $      63,831
Interest expense       30,647                -         429      31,076  $          43          31,119
Other income            6,391            3,200      13,659      23,250  $     (12,871)         10,379
Total income           70,042            3,337      13,702      87,081  $     (12,871)         74,210
Net income             10,696              987      10,669      22,352  $     (11,981)         10,371
Total assets          901,073            2,905      96,509   1,000,487  $     (84,947)        915,540

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 19.     PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial data for First Busey Corporation is presented below.


                                 BALANCE SHEETS

                                                                     December 31,
                                                                 -------------------
                                                                    1999      1998
                                                                 -------------------
                                                                 (Dollars in thousands)
ASSETS

Cash and due from subsidiary bank                                $    351   $   208
Securities available for sale                                       1,899     1,993
Investments in subsidiaries:
  Bank                                                            104,921    78,651
  Non-bank                                                          8,294     8,764
Premises and equipment, net                                             3        15
Other assets                                                        4,316     4,797
                                                                 -------------------
          TOTAL ASSETS                                           $119,784   $94,428
                                                                 ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term corporate borrowings                                $ 32,707   $ 5,500
  Short-term ESOP borrowings                                        2,620       150
  Other liabilities                                                 2,173     1,675
                                                                 -------------------
          TOTAL LIABILITIES                                        37,500     7,325
                                                                 -------------------

Stockholders' equity before unearned ESOP shares and deferred
  compensation for restricted stock awards                         84,914    87,536
Unearned ESOP shares and deferred compensation for restricted
  stock awards                                                     (2,630)     (433)
                                                                 -------------------
          STOCKHOLDERS' EQUITY                                     82,284    87,103
                                                                 -------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $119,784   $94,428
                                                                 ===================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                              STATEMENTS OF INCOME

                                                        Years Ended December 31,
                                                      --------------------------
                                                        1999      1998      1997
                                                      --------------------------
                                                         (Dollars in thousands)
Operating income:
  Dividends from subsidiaries:
    Bank                                              $ 9,000   $18,000   $ 6,000
    Non-bank                                            1,850       975       500
  Interest and dividend income                             75        40        10
  Other income                                            790       820       788
                                                      --------------------------
          TOTAL OPERATING INCOME                       11,715    19,835     7,298
                                                      --------------------------

Expenses:
  Salaries and employee benefits                        1,006       957     1,124
  Interest expense                                        768       971       429
  Operating expense                                     1,344     1,543     1,425
                                                      --------------------------
          TOTAL EXPENSES                                3,118     3,471     2,978
                                                      --------------------------

          INCOME BEFORE INCOME TAX BENEFIT AND
             EQUITY IN UNDISTRIBUTED INCOME OF
             SUBSIDIARIES                               8,597    16,364     4,320

Income tax benefit                                        776       872       767
                                                      --------------------------

          INCOME BEFORE EQUITY IN UNDISTRIBUTED
             INCOME OF SUBSIDIARIES                     9,373    17,236     5,087

Equity in undistributed income of subsidiaries:
  Bank                                                  3,562    (6,242)    4,696
  Non-bank                                               (387)      404       588
                                                      --------------------------

          NET  INCOME                                 $12,548   $11,398   $10,371
                                                      ===========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                            STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                           ------------------------------
                                                              1999       1998      1997
                                                           ------------------------------
                                                                (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                               $ 12,548   $ 11,398   $10,371
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                               592        872       972
    Equity in undistributed net income of subsidiaries       (3,175)     5,838    (5,284)
    Gain on sales of securities                                 (25)       (58)      (62)
    (Gain) loss on disposal of premises and equipment             -         11        (1)
    Changes in assets and liabilities:
      Increase in other assets                                 (138)      (213)     (320)
      Increase in other liabilities                             498        389       267
                                                           ------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES          10,300     18,237     5,943
                                                           ------------------------------

Cash Flows from Investing Activities
  Proceeds from sales of securities
    available for sale                                          238         86       556
  Purchases of securities available for sale                    (81)      (203)     (473)
  Proceeds from sales of premises and equipment                   -          -         1
  Purchases of premises and equipment                            (3)        (1)       (2)
  Capital contribution to subsidiary                        (27,075)   (10,000)     (593)
                                                           ------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING
             ACTIVITIES                                     (26,921)   (10,118)     (511)
                                                           ------------------------------

Cash Flows from Financing Activities
  Proceeds from short-term borrowings                        29,357     11,000     2,500
  Principal payments on short-term borrowings                (2,150)   (11,500)   (4,000)
  Purchases of treasury stock                                (5,850)    (2,747)   (3,127)
  Proceeds from sales of treasury stock                       1,411        586     2,834
  Dividends paid                                             (6,004)    (5,381)   (4,762)
                                                           ------------------------------
          NET CASH USED IN FINANCING ACTIVITIES              16,764     (8,042)   (6,555)
                                                           ------------------------------

          NET (DECREASE) INCREASE IN CASH AND
             DUE FROM BANKS                                     143         77    (1,123)

Cash and due from banks, beginning                              208        131     1,254
                                                           ------------------------------

Cash and due from banks, ending                            $    351   $    208   $   131
                                                           ==============================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                      STATEMENTS OF CASH FLOWS (Continued)

                                                      Years Ended December 31,
                                                      ------------------------
                                                        1999    1998    1997
                                                      ------------------------
                                                       (Dollars in thousands)
Supplemental Schedule of Noncash Investing and
  Financing Activities
    Principal payments on ESOP debt                   $   150   $150   $  200
                                                      ========================

    Proceeds from ESOP debt                           $ 2,370   $  -   $  250
                                                      ========================

    Transfer of premises and equipment and other
      assets to subsidiary                            $     -   $  -   $5,441
                                                      ========================

    Issuance of treasury stock for acquisition
      of Busey Travel, Inc.                           $     -   $825   $    -
                                                      ========================

    Change in unrealized gain on securities
      available for sale - holding company            $    38   $216   $  365
                                                      ========================

    Increase in deferred income taxes attributable
      to the unrealized gain on securities
      available for sale - holding company            $   (63)  $(76)  $ (127)
                                                      ========================

    Change in unrealized gain on securities
      available for sale - subsidiaries               $(4,700)  $858   $2,278
                                                      ========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 20.   UNAUDITED INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:


                                                   1999
----------------------------------------------------------------------------
                            December 31   September 30   June 30   March 31
----------------------------------------------------------------------------

Interest income             $     20,766  $      18,058  $ 16,889  $  16,598
Interest expense                  10,824          8,643     7,765      7,688
----------------------------------------------------------------------------
  Net interest income              9,942          9,415     9,124      8,910
Provision for loan losses          1,670            300       300        300
Noninterest income                 4,861          3,820     3,951      3,560
Noninterest expense                9,221          8,044     7,873      7,925
----------------------------------------------------------------------------
Income before income taxes         3,912          4,891     4,902      4,245
Income taxes                       1,115          1,437     1,544      1,306
----------------------------------------------------------------------------
  Net income                $      2,797  $       3,454  $  3,358  $   2,939
============================================================================

Basic earnings per share    $       0.21  $        0.25  $   0.25  $    0.21
Diluted earnings per share  $       0.20  $        0.25  $   0.24  $    0.21




                                                   1998
----------------------------------------------------------------------------
                            December 31   September 30   June 30   March 31
----------------------------------------------------------------------------

Interest income             $     16,649  $      17,062  $ 16,640  $  16,697
Interest expense                   8,341          8,383     8,109      8,142
----------------------------------------------------------------------------
  Net interest income              8,308          8,679     8,531      8,555
Provision for loan losses              -             50         -        650
Noninterest income                 3,596          3,282     3,350      3,302
Noninterest expense                7,992          7,586     7,514      7,308
----------------------------------------------------------------------------
Income before income taxes         3,912          4,325     4,367      3,899
Income taxes                       1,215          1,336     1,366      1,188
----------------------------------------------------------------------------
  Net income                $      2,697  $       2,989  $  3,001  $   2,711
============================================================================

Basic earnings per share    $       0.20  $        0.22  $   0.22  $    0.19
Diluted earnings per share  $       0.19  $        0.21  $   0.22  $    0.19

                                MANAGEMENT REPORT
                                   BUSEY BANK
                             AS OF DECEMBER 31, 1999


FINANCIAL STATEMENTS
Management of Busey Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1999, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

Management assessed its internal control over financial reporting as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained effective internal control over financial reporting as of December 31, 1999.

DESIGNATED LAWS
Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes Busey Bank complied, in all material respects, with those designated laws and regulations for the year ended December 31, 1999.



                         ___________________________________
                         Douglas C. Mills, Chairman of the Board
                         First Busey Corporation (Holding Company)



                         ___________________________________
                         P. David Kuhl, President
                         Busey Bank

                         INDEPENDENT ACCOUNTANT'S REPORT





To the Board of Directors
Busey Bank
Urbana, Illinois

We have examined management's assertion that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1999, included in the accompanying management report.

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

In our opinion, management's assertions that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 1999, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).




//McGladrey & Pullen, LLP//


Champaign, Illinois
February 4, 2000

                                                                    EXHIBIT 23.1




                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-30095, 33-60402, and 33-44903) of our report, dated February 4, 1999, with respect to the financial statements of First Busey Corporation and Subsidiaries, appearing in this Annual Report on Form 10-K for the year ended December 31, 1999.


//McGladrey & Pullen, LLP//

Champaign, Illinois
March _____________