Form 10-Q
period 2000-03-31
FIRST BUSEY CORP /NV/
filed 2000-05-15
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended 3/31/2000        Commission File No. 0-15950


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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                               Outstanding at May 1, 2000
--------------------------------------------------------------
Common Stock, without par value              13,473,214




                                                                        1 of 18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS





















                                                                        2 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           March 31, 2000     December 31, 1999
                                                                          ----------------    -----------------
                                                                                  (Dollars in thousands)
ASSETS
Cash and due from banks                                                   $        29,682      $        69,722

Federal funds sold                                                                 18,300               13,500
Securities available for sale (amortized cost 2000, $225,699;
     1999, $221,601)                                                              227,585              225,046

Loans (net of unearned  interest)                                                 899,245              886,684
Allowance for loan losses                                                         (10,698)             (10,403)
                                                                          ----------------     ----------------
    Net loans                                                             $       888,547      $       876,281

Premises and equipment                                                             29,200               28,647
Goodwill and other intangibles                                                     13,961               14,344
Other assets                                                                       20,212               19,583
                                                                          ----------------     ----------------
        Total assets                                                      $     1,227,487      $     1,247,123
                                                                          ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                  $       104,635      $       103,001
    Interest bearing                                                              904,791              924,980
                                                                          ----------------     ----------------
    Total deposits                                                        $     1,009,426      $     1,027,981

Securities sold under agreements to repurchase                                     23,019               23,580
Short-term borrowings                                                              50,970               48,327
Long-term debt                                                                     52,908               55,849
Other liabilities                                                                   9,237                9,102
                                                                          ----------------     ----------------
        Total liabilities                                                 $     1,145,560      $     1,164,839
                                                                          ----------------     ----------------

STOCKHOLDERS' EQUITY

Preferred stock                                                           $             -      $             -
Common stock                                                                        6,291                6,291
Surplus                                                                            21,750               21,750
Retained earnings                                                                  67,560               65,572
Accumulated other comprehensive income                                              1,135                2,074
                                                                          ----------------     ----------------
        Total stockholders' equity before treasury stock, unearned
          ESOP shares and deferred compensation for stock grants          $        96,736      $        95,687
Treasury stock, at cost                                                           (12,182)             (10,773)
Unearned ESOP shares and deferred compensation for stock grants                    (2,627)              (2,630)
                                                                          ----------------     ----------------
        Total stockholders' equity                                        $        81,927      $        82,284
                                                                          ----------------     ----------------
        Total liabilities and stockholders' equity                        $     1,227,487      $     1,247,123
                                                                          ================     ================

Common Shares outstanding at period end                                        13,474,614           13,538,809
                                                                          ================     ================





                                                                        3 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                  2000         1999
                                                                --------     --------
                                                                 (Dollars in thousands,
                                                                except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                  $18,239      $13,673
    Interest and dividends on investment securities:
        Taxable interest income                                   2,772        2,306
        Non-taxable interest income                                 504          464
        Dividends                                                    30           34
    Interest on federal funds sold                                  199          121
                                                                --------     --------
        Total interest income                                   $21,744      $16,598
                                                                --------     --------
INTEREST EXPENSE:
    Deposits                                                    $ 9,460      $ 7,215
    Short-term borrowings                                         1,223          105
    Long-term debt                                                  782          368
                                                                --------     --------
        Total interest expense                                  $11,465      $ 7,688
                                                                --------     --------
        Net interest income                                     $10,279      $ 8,910
    Provision for loan losses                                       390          300
                                                                --------     --------
        Net interest income after provision for loan losses     $ 9,889      $ 8,610
                                                                --------     --------
OTHER INCOME:
    Trust                                                       $ 1,095      $   988
    Commissions and brokers fees, net                               408          355
    Service charges on deposit accounts                           1,181          732
    Other service charges and fees                                  630          480
    Security gains (losses), net                                     (7)         179
    Trading security gains (losses), net                              -           (1)
    Gain on sales of loans                                          446          214
    Net commissions from travel services                            253          279
    Other operating income                                          386          334
                                                                --------     --------
        Total other income                                      $ 4,392      $ 3,560
                                                                --------     --------
OTHER EXPENSES:
    Salaries and wages                                          $ 3,890      $ 3,580
    Employee benefits                                               727          711
    Net occupancy expense of premises                               725          647
    Furniture and equipment expenses                                817          730
    Data processing                                                 293          168
    Stationery, supplies and printing                               209          251
    Amortization of intangible assets                               383          341
    Other operating expenses                                      1,671        1,497
                                                                --------     --------
        Total other expenses                                    $ 8,715      $ 7,925
                                                                --------     --------
    Income before income taxes                                  $ 5,566      $ 4,245
        Income taxes                                              1,959        1,306
                                                                --------     --------
        Net income                                              $ 3,607      $ 2,939
                                                                ========     ========

   BASIC EARNINGS PER SHARE                                     $  0.27      $  0.21
                                                                ========     ========
DILUTED EARNINGS PER SHARE                                      $  0.26      $  0.21
                                                                ========     ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                    $  0.12      $  0.11
                                                                ========     ========






                                                                        4 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                                                          2000           1999
                                                                                       ----------     ----------
                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $   3,607      $   2,939
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      1,276          1,135
        Provision for loan losses                                                            390            300
        Increase in deferred income taxes                                                      6              6
        Amortization of investment security discounts                                       (110)           (24)
        Loss (gain) on sales of investment securities, net                                     7           (179)
        Proceeds from sales of pooled loans                                               11,333         25,667
        Loans originated for sale                                                         (8,037)       (27,779)
        Gain on sale of pooled loans                                                        (446)          (214)
        (Gain) loss on sale and disposition of premises and equipment                       (168)             7
        Change in assets and liabilities:
            (Increase) decrease in other assets                                              (15)           132
            Decrease in accrued expenses                                                  (1,399)          (333)
            Decrease in interest payable                                                    (419)          (113)
            Increase in income taxes payable                                               1,953          1,068
                                                                                       ----------     ----------
                Net cash provided by operating activities                              $   7,978      $   2,612
                                                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                    $   1,049      $   2,033
    Proceeds from maturities of securities classified available for sale                  17,595         51,497
    Purchase of securities classified available for sale                                 (22,639)       (43,648)
    Increase in federal funds sold                                                        (4,800)          (700)
    Increase in loans                                                                    (15,506)       (21,636)
    Proceeds from sale of premises and equipment                                             407             20
    Purchases of premises and equipment                                                   (1,682)        (1,254)
                                                                                       ----------     ----------
        Net cash (used in) investing activities                                         ($25,576)      ($13,688)
                                                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in certificates of deposit                                             ($29,202)       ($3,941)
    Net increase  in demand, money market and saving deposits                             10,647          5,054
    Cash dividends paid                                                                   (1,619)        (1,507)
    Purchase of treasury stock                                                            (1,409)          (352)
    Proceeds from sale of treasury stock                                                       -            353
    Net decrease in securities sold under agreement to repurchase                           (561)             -
    Proceeds from short-term notes payable                                                16,926              -
    Principal payments on short-term borrowings                                          (14,283)             -
    Proceeds from long-term borrowings                                                    10,000              -
    Principal payments on long-term borrowings                                           (12,941)         5,000
                                                                                       ----------     ----------
        Net cash provided by (used in) financing activities                             ($22,442)     $   4,607
                                                                                       ----------     ----------
        Net increase (decrease) in cash and cash equivalents                            ($40,040)       ($6,469)
Cash and due from banks, beginning                                                     $  69,722      $  35,644
                                                                                       ----------     ----------
Cash and due from banks, ending                                                        $  29,682      $  29,175
                                                                                       ==========     ==========





                                                                        5 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                         2000           1999
                                                                                      ----------     ----------
                                                                                       (Dollars in thousands,
                                                                                      except per share amounts)
Net income                                                                             $  3,607       $  2,939
Other comprehensive income, before tax:
    Unrealized gains on securities:
        Unrealized holding gains (losses) arising during period                         ($1,566)       ($1,758)
        Less reclassification adjustment for (gains) losses included in net income            7           (179)
                                                                                       ---------      ---------
Other comprehensive income, before tax                                                   (1,559)        (1,937)
    Income tax expense related to items of other comprehensive income                       620            678
                                                                                       ---------      ---------
    Other comprehensive income, net of tax                                                ($939)       ($1,259)
    Comprehensive income                                                               $  2,668       $  1,680
                                                                                       =========      =========


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


NOTE 2:  LOANS

The major classifications of loans at March 31, 2000 and December 31, 1999 were as follows:

                                                 March 31, 2000     December 31, 1999
                                                -------------------------------------
                                                        (Dollars in thousands)
Commercial                                      $       124,092     $         119,800
Real estate construction                                 54,314                52,479
Real estate - farmland                                   15,800                15,841
Real estate - 1-4 family residential mortgage           358,244               345,114
Real estate - multifamily mortgage                       63,541                63,805
Real estate - non-farm nonresidential mortgage          216,704               213,156
Installment                                              49,964                56,470
Agricultural                                             16,682                20,126
                                                -------------------------------------
                                                $       899,341     $         886,791

Less:
    Unearned Interest                                        96                   107
                                                -------------------------------------
                                                $       899,245     $         886,684

Less:
    Allowance for loan losses                            10,698                10,403
                                                -------------------------------------
    Net loans                                   $       888,547     $         876,281
                                                =====================================


The real estate-mortgage category includes loans held for sale with carrying values of $2,640,000 at March 31, 2000 and $1,375,000 at December 31, 1999;
these loans had fair market values of $2,663,000 and $1,393,000 respectively.
On December 31, 1999, the installment category includes loans held for sale with carrying values of $4,115,000; these loans had a fair market value of $4,558,000.



                                                                        6 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2000            1999
                                                               -----------     -----------
Net income                                                     $ 3,607,000     $ 2,939,000
Shares:
    Weighted average common shares outstanding                  13,368,992      13,689,431

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method            273,647         298,636
                                                               -----------     -----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation      13,642,639      13,988,067
                                                               ===========     ===========
Basic earnings per share                                       $      0.27     $      0.21
                                                               ===========     ===========
Diluted earnings per share                                     $      0.26     $      0.21
                                                               ===========     ===========



NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

                                                                                 2000       1999
                                                                               -------     ------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
            Interest                                                           $11,884     $7,801
                                                                               =======     ======
            Income taxes                                                       $     0     $  185
                                                                               =======     ======

    SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Other real estate acquired in settlement of loans                      $     0     $   52
                                                                               =======     ======










                                                                        7 of 18

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 2000 (unaudited) when compared with December 31, 1999 and the results of operations for the three months ended March 31, 2000 and 1999 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

First Busey Corporation acquired First Federal Savings & Loan Association of Bloomington on October 29, 1999, when it acquired the outstanding shares of First Federal's parent Eagle BancGroup, Inc. First Federal had total assets of $172 million as of March 31, 2000, and $183 million as of December 31, 1999. A summary of this subsidiary's earnings for the three months ending March 31, 2000, is included in the Reportable Segments section of this report.

FINANCIAL CONDITION AT MARCH 31, 2000 AS COMPARED TO DECEMBER 31, 1999

Total assets decreased $19,636,000, or 1.6%, to $1,227,487,000 at March 31, 2000
from $1,247,123,000 at December 31, 1999.

Securities available for sale increased $2,539,000 or 1.1%, to $227,585,000 at March 31, 2000 from $225,046,000 at December 31, 1999.

Loans increased $12,561,000 or 1.4%, to $899,245,000 at March 31, 2000 from
$886,684,000 at December 31, 1999, primarily due to increases in commercial, real estate construction, 1-4 family residential mortgages, and non-farm, non-residential mortgages. These increases were partially offset by decreases in installment and agricultural loans.

Total deposits decreased $18,555,000, or 1.8%, to $1,009,426,000 at March 31,
2000 from $1,027,981,000 at December 31, 1999. Non interest-bearing deposits increased 1.6% to $104,635,000 at March 31, 2000 from $103,001,000 at December
31, 1999. Interest-bearing deposits decreased 2.2% to $904,791,000 at March 31, 2000 from $924,980,000 at December 31, 1999. Long-term borrowings decreased $2,941,000 to $52,908,000 at March 31, 2000, as compared to $55,849,000 at
December 31, 1999.

In the first three months of 2000, the Corporation repurchased 64,195 shares of its common stock at an aggregate cost of $1,409,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                  March 31, 2000    December 31,1999
                                                                                 ----------------  ------------------
                                                                                       (Dollars in thousands)
Non-accrual loans                                                                $         1,159   $           1,220
Loans 90 days past due, still accruing                                                       901                 897
Restructured loans                                                                             -                   -
Other real estate owned                                                                      979                 459
Non-performing other assets                                                                    7                   5
                                                                                 ----------------  ------------------
    Total non-performing assets                                                  $         3,046   $           2,581
                                                                                 ================  ==================
Total non-performing assets as a percentage of total assets                                 0.25%               0.21%
                                                                                 ================  ==================
Total non-performing assets as a percentage of loans plus non-performing assets             0.34%               0.29%
                                                                                 ================  ==================


The ratio of non-performing assets to loans plus non-performing assets increased to 0.34% at March 31, 2000


                                                                        8 of 18
from 0.29 % at December 31, 1999. This was due to increases in the balance of other real estate owned offset partially by a decrease in non-accrual loans.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO MARCH 31, 1999

SUMMARY
-------

Net income for the three months ended March 31, 2000 increased 22.7% to $3,607,000 as compared to $2,939,000 for the comparable period in 1999. Diluted earnings per share increased 23.8% to $.26 at March 31, 2000 as compared to $.21 for the same period in 1999.

Operating earnings, which exclude security gains (losses) and the related tax expense (benefit), were $3,612,000, or $.26 per share for the three months ended March 31, 2000, as compared to $2,823,000, or $.20 per share for the same period in 1999.

The Corporation's return on average assets was 1.18% for the three months ended March 31, 2000, as compared to 1.25% achieved for the comparable period in 1999. The return on average assets from operations of 1.19% for the three months ended March 31, 2000 was a slight decline from the 1.20% achieved in the comparable period of 1999.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.74% for the three months ended March 31, 2000, as compared to 4.22% for the same period in 1999. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.48% for the three months ended March 31, 2000, compared to 3.93% for the same period in 1999.

During the three months ended March 31, 2000, the Corporation recognized security losses of approximately $5,000, after income taxes, representing -0.14% of net income. During the same period in 1999, security gains of approximately $116,000 after income taxes were recognized, representing 3.9% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the three months ended March 31, 2000 increased 30.6% to $22,068,000 from $16,903.000 for the comparable period in 1999. The increase in interest income resulted from increases in the average balances of all categories of interest-earning assets. The average yield on interest-earning assets increased 5 basis points for the three months ended March 31, 2000, as compared to the same period in 1999, due to increases in the yields on Fed funds sold and investments offset by the decline in yield on loans.

INTEREST EXPENSE
----------------

Total interest expense for the three months ended March 31, 2000 increased to $11,465,000 from $7,688,000 for the comparable period. The increase resulted primarily from increases in the average balances of time deposits and borrowings, combined with slightly higher rates on interest-bearing transaction deposits, money market deposits, time deposits, and long-term debt for the three months ended March 31, 2000, as compared to the same period in 1999.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $390,000 for the three months ended March 31, 2000 is $90,000 more than the provision for the comparable period in 1999. The provision and the low level of net charge-offs for the period resulted in the reserve representing 1.19% of total loans on March 31, 2000, slightly higher than the 1.17% level at December 31, 1999. The adequacy of the reserve for loan losses is consistent with management's consideration of


                                                                        9 of 18
the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 30.1% for the three months ended March 31, 2000 as compared to the same period in 1999. This was a combination of increased trust revenue, service charges on deposit accounts, and other service charges and fees. Gains of $446,000 were recognized on the sale of $10,887,000 of loans for the three months ended March 31, 2000 as compared to gains of $214,000 on the sale of $25,454,000 of loans in the prior year period. The gains recognized in the three months ending March 31, 2000 include $350,000 in gains on the sale of the Corporation's credit card loan portfolio, which had balances of $4,116,000.

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

Total other expense increased 10.0% or $790,000 for the three months ended March 31, 2000 as compared to the same period in 1999.

Salaries and wages expense increased $310,000 or 8.7% and employee benefits expense increased $16,000 or 2.3% for the three months ended March 31, 2000, as compared to the same period last year. The Corporation had 495 and 439 full-time-equivalent employees as of March 31, 2000 and 1999, respectively. Occupancy and furniture and equipment expenses increased 12.0% to $1,542,000 for the three months ended March 31, 2000 from $1,377,000 in the prior year period. Data processing expense increased $125,000 to $293,000 for the three months ended March 31, 2000 from the prior year period. Other operating expenses increased $174,000 or 11.6% for the three months ended March 31, 2000 from the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.42% for the three months ended March 31, 2000 from 1.94% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains and amortization expense). The consolidated efficiency ratio for the three months ended March 31, 2000 was 55.5% as compared to 60.2% for the prior year period. When the gains on the sales of loans are excluded, these ratios are 57.2% and 61.3%, respectively.
The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended March 31, 2000 increased to $1,959,000 as compared to $1,306,000 for the comparable period in 1999. The increase is due to the higher level of pre-tax income and the addition of state income taxes. The Corporation began accruing state income taxes in September, 1999, following the expiration of state net operating losses. As a percent of income before taxes, the provision for income taxes increased to 35.2% for the three months ended March 31, 2000 from 30.8% for the same period in 1999.

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


                                                                       10 of 18

YEAR 2000 COMPLIANCE
--------------------

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

REPORTABLE SEGMENTS AND RELATED INFORMATION
-------------------------------------------
First Busey Corporation has three reportable segments, Busey Bank, First Busey Trust & Investment Co., and First Federal Savings and Loan Association of Bloomington. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois. First Federal Savings and Loan Association of Bloomington provides a full range of banking services to individual and corporate customers in Bloomington, Illinois, and the surrounding communities.

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


                                                   March 31, 2000
                  --------------------------------------------------------------------------------------------------------
                                First Federal     First Busey
                                  Savings &         Trust &                                                   Consolidated
                   Busey Bank        Loan        Investment Co.   All Other      Totals       Eliminations       Totals
                  --------------------------------------------------------------------------------------------------------
Interest income   $    18,626  $         3,046  $            41  $       33  $      21,746             ($2)  $      21,744
Interest expense        9,150            1,638                -         627         11,415              50          11,465
Other income            2,489              171            1,101       5,237          8,998          (4,606)          4,392
Net income              3,501              265              361       3,764          7,891          (4,284)          3,607
Total assets        1,041,904          173,455            3,399     128,302      1,347,060        (119,573)      1,227,487


                                                   March 31, 1999
                  -----------------------------------------------------------------------------------------
                                 First Busey
                                   Trust &                                                    Consolidated
                   Busey Bank   Investment Co.     All Other       Totals     Eliminations       Totals
                  -----------------------------------------------------------------------------------------
Interest income   $    16,528  $            45  $            26  $   16,599            ($1)  $      16,598
Interest expense        7,589                -               92       7,681              7           7,688
Other income            2,003              999            4,172       7,174         (3,614)          3,560
Net income              2,861              357            3,081       6,299         (3,360)          2,939
Total assets          944,218            3,704          103,375   1,051,297        (92,851)        958,446


                                                                       11 of 18

LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $2,325,000 available as of March 31, 2000. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 14.1% at March 31, 2000 from 15.4% at December 31, 1999. This is the ratio of total large liabilities to total liabilities. This change was due to a $18,914,000 decrease in time deposits over $100,000 partially offset by the increase in short-term debt.

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 2000, the Corporation earned $3,607,000 and paid dividends of $1,619,000 to stockholders, resulting in a retention of current earnings of $1,988,000. The Corporation's dividend payout for the three months ended March 31, 2000 was 44.9%. The Corporation's total risk-based capital ratio was 9.48% and the leverage ratio was 5.52%as of March 31 2000, as compared to 9.40% and 5.62% respectively as of December 31, 1999. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of March 31, 2000.












                                                                       12 of 18

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 2000.

                                                                Rate Sensitive Within
                                     -------------------------------------------------------------------------
                                         1-30        31-90        91-180     181 Days -     Over
                                         Days         Days         Days       1 Year       1 Year      Total
                                     -------------------------------------------------------------------------
                                                                (Dollars in thousands)
Interest-bearing deposits            $      967   $        -   $        -   $        -   $      -   $      967
Federal funds sold                       18,300            -            -            -          -       18,300
Investment securities
    U.S. Governments                      8,915       12,779        2,900       42,378    101,309      168,281
    Obligations of states and
        political subdivisions              231          747            -        3,120     36,577       40,675
    Other securities                      8,283        1,272            -            -      9,074       18,629
Loans (net of unearned int.)            247,424       68,401       86,160      122,352    374,908      899,245
                                     -------------------------------------------------------------------------
    Total rate-sensitive assets      $  284,120   $   83,199   $   89,060   $  167,850   $521,868   $1,146,097
                                     -------------------------------------------------------------------------

Interest bearing transaction
    deposits                         $   43,640   $        -   $        -   $        -   $      -   $   43,640
Savings deposits                         99,547            -            -            -          -       99,547
Money market deposits                   307,626            -            -            -          -      307,626
Time deposits                            48,385       60,518       87,049      101,744    156,282      453,978
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements            23,019            -            -            -          -       23,019
    Other                                 4,975            -       45,995            -          -       50,970
Long-term debt                            1,643        4,306        4,976       16,984     24,999       52,908
                                     -------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                  $  528,835   $   64,824   $  138,020   $  118,728   $181,281   $1,031,688
                                     -------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities    ($244,715)  $   18,375     ($48,960)  $   49,122   $340,587   $  114,409
                                     -------------------------------------------------------------------------

    Cumulative Gap                    ($244,715)   ($226,340)   ($275,300)   ($226,178)  $114,409
                                     =========================================================================
    Cumulative amounts as a
        percentage of total
         rate-sensitive assets           -21.35%      -19.75%      -24.02%      -19.73%      9.98%
                                     =========================================================================
    Cumulative ratio                       0.54         0.62         0.62         0.73       1.11
                                     =========================================================================


The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $244.7 million in the 1-30 day repricing category. The gap beyond 30 days becomes slightly less liability sensitive as rate-sensitive assets that reprice in those time periods are greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at March 31, 2000 will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 30 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.



                                                                       13 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     QUARTERS ENDED MARCH 31, 2000 AND 1999

                                                             2000                             1999
                                              ------------------------------     ----------------------------
                                                Average     Income/   Yield/      Average    Income/   Yield/
                                                Balance     Expense    Rate       Balance    Expense    Rate
                                              ------------------------------     ----------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                        $   14,509   $    199    5.52%     $ 10,532   $    121    4.66%
    Investment securities
        U.S. Government obligations              177,376      2,559    5.80%      149,384      2,116    5.74%
        Obligations of states and political
            subdivisions (1)                      40,517        775    7.69%       38,456        714    7.53%
        Other securities                          21,360        242    4.56%       21,029        224    4.32%
    Loans (net of unearned interest) (1) (2)     885,669     18,293    8.31%      666,260     13,728    8.36%
                                              ---------------------              -------------------
    Total interest earning assets             $1,139,431   $ 22,068    7.79%     $885,661   $ 16,903    7.74%
                                                           ========                         ========

    Cash and due from banks                       33,650                           29,714
    Premises and equipment                        29,147                           24,487
    Reserve for possible loan losses             (10,510)                          (7,203)
    Other assets                                  33,197                           19,094
                                              -----------                        ---------

Total Assets                                  $1,224,915                         $951,753
                                              ===========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits     $   24,490   $    137    2.25%     $ 13,278   $     52    1.59%
    Savings deposits                              97,502        732    3.02%       85,856        645    3.05%
    Money market deposits                        325,832      2,591    3.20%      300,737      2,244    3.03%
    Time deposits                                460,732      6,000    5.24%      334,485      4,274    5.18%
    Short-term borrowings:
        Federal funds purchased and
           repurchase agreements                  25,021        356    5.72%          481          6    5.06%
        Other                                     47,849        867    7.29%        5,900         99    6.81%
    Long-term debt                                53,744        782    5.85%       27,111        368    5.50%
                                              ---------------------              -------------------
    Total interest-bearing liabilities        $1,035,170   $ 11,465    4.45%     $767,848   $  7,688    4.06%
                                                           ========                         ========

    Net interest spread                                                3.34%                            3.68%
                                                                     =======                          =======

    Demand deposits                               99,901                           89,223
    Other liabilities                              8,565                            7,891
    Stockholders' equity                          81,279                           86,791
                                              -----------                        ---------

Total Liabilities and Stockholders' Equity    $1,224,915                         $951,753
                                              ===========                        =========

Interest income / earning assets (1)          $1,139,431   $ 22,068    7.79%     $885,661   $ 16,903    7.74%
Interest expense / earning assets             $1,139,431   $ 11,465    4.05%     $885,661   $  7,688    3.52%
                                                           -----------------                -----------------

Net interest margin (1)                                    $ 10,603    3.74%                $  9,215    4.22%
                                                           =================                =================


(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.




                                                                       14 of 18

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     QUARTERS ENDED MARCH 31, 2000 AND 1999


                                                        Change due to (1)

                                                  Average    Average      Total
                                                  Volume    Yield/Rate    Change
                                                 -------------------------------

                                                     (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                           $     52   $       26   $    78
    Investment securities:
        U.S. Government obligations                   420           23       443
        Obligations of states and political
            subdivisions (2)                           43           18        61
        Other securities                                4           14        18
    Loans (2)                                       4,644          (79)    4,565
                                                 -------------------------------

Change in interest income (2)                    $  5,163   $        2   $ 5,165
                                                 -------------------------------




Increase (decrease) in interest expense:
    Interest-bearing transaction deposits        $     57   $       28   $    85
    Savings deposits                                   93           (6)       87
    Money market deposits                             206          141       347
    Time deposits                                   1,679           47     1,726
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                349            1       350
        Other                                         760            8       768
    Long-term debt                                    389           25       414
                                                 -------------------------------

Change in interest expense                       $  3,533   $      244   $ 3,777
                                                 -------------------------------

Increase in net interest income (2)              $  1,630        ($242)  $ 1,388
                                                 ===============================


(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.








                                                                       15 of 18

ITEM 3:  QUANTITAVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Corporation's subsidiary banks, Busey Bank, and First Federal have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policy established by thes asset-liability committees and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized in the Rate Sensitive Assets and Liabilities section of this report.

The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/-100 basis points and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of March 31, 2000, is as follows:


                                                                          Basis Point Changes
                                                                     -200     -100     +100     +200
                                                                  ----------------------------------
Percentage  change in net interest income due to an
    immediate change in interest rates over a one-year period     (2.49%)  (1.09%)  (0.54%)  (1.04%)











                                                                       16 of 18

                           PART II - OTHER INFORMATION

ITEM 4:

The annual meeting of Stockholders of First Busey Corporation was held on April 25, 2000. At that meeting, the following matters were approved by the
Stockholders:

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
          Robert C. Parker                David C. Thies
          Edwin A. Scharlau II            Arthur R. Wyatt


2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 2000.

          For:  10,900,666 (80.83%)     Against :  140,067 (1.04%)

          Abstain:  118,510 (0.88%)


ITEM 5:

     Exhibits and Reports on Form 8-K

       (a) There were no reports on Form 8-K filed during the three months ending March 31, 2000.











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


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                                 By:     //Barbara J. Jones//
                                    --------------------------------------------

                                    Barbara J. Jones
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)



Date:     May 15, 2000













                                                                       18 of 18