Form 10-K/A
period 1999-12-31
FIRST BUSEY CORP /NV/
filed 2000-06-30
CIK 314489

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

                                  (217) 365-4513
                                  --------------
              (Registrant's telephone number, including area code)


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




                                                                        1 of 50
                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


EXHIBITS

Exhibit         Description of Exhibit                                                                  Sequentially
Number                                                                                                  Numbered Page
---------------------------------------------------------------------------------------------------------------------
3.1             Certificate of Incorporation of First Busey Corporation (filed as Appendix B to
                First Busey's definitive proxy statement filed with the Commission on April 5,
                1993 (Commission File No. 0-15950), and incorporated herein by reference)

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

21.1            List of Subsidiaries of First Busey Corporation

23.1            Consent of Independent Public Accountants

99.1            Form 11-K Annual Report for First Busey Corporation Profit Sharing Plan and Trust
                (Registration No. 33-30095) for the fiscal year ended December 31, 1999

99.2            Form 11-K Annual Report for First Busey Corporation Employee Stock Ownership Plan
                (Registration No. 33-60402) for the fiscal year ended December 31, 1999




                                                                        2 of 50
FINANCIAL STATEMENT SCHEDULES

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

                                   FIRST BUSEY CORPORATION

                                   BY       //DOUGLAS C. MILLS//
                                      ---------------------------------
                                      Douglas C. Mills
                                      Chairman of the Board, President,
                                      Chief Executive Officer




                                                                        3 of 50


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


     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

              FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
                                  (the "Plan")

     B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                             FIRST BUSEY CORPORATION
                              201 WEST MAIN STREET
                             URBANA, ILLINOIS 61801


















                                                                        4 of 50





                             FIRST BUSEY CORPORATION
                          PROFIT SHARING PLAN AND TRUST


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 1999 AND 1998



















                                                                        5 of 50






                                    CONTENTS

----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                              1
----------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                          2

  Statements of changes in net assets available for benefits               3

  Notes to financial statements                                       4 - 18

----------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULES

  Schedule of assets held for investment purposes at end of year     19 - 25

  Schedule of reportable transactions                                     26

  Party in interest transactions                                          27

----------------------------------------------------------------------------










                                                                        6 of 50


                          INDEPENDENT AUDITOR'S REPORT


To the Profit Sharing Committee and Participants
FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 1999 and 1998, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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





Champaign, Illinois
April 24, 2000

                                                                        7 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1999 AND 1998

                                                  1999         1998
----------------------------------------------------------------------
ASSETS
Investments at fair value:
Common stock                                  $14,690,799  $13,686,365
Preferred stock                                    41,700       56,125
Shares of registered investment companies      14,398,224    8,382,379
Corporate bonds, notes and commercial paper     1,561,937    1,681,210
Short-term investments                          1,765,269    1,690,755
Notes receivable, participants                    191,500      171,914
Taxable municipal bonds                            99,336      102,030
U. S. Treasury and federal agency securities       80,025       81,000
Notes receivable, other                                 -       66,594
Other                                               4,363        4,105
                                              ------------------------
                                               32,833,153   25,922,477
                                              ------------------------

Receivables:
Accrued interest and dividends                     26,173      157,915
Participants' contributions                             -       29,099
Other                                                   -          362
                                              ------------------------
                                                   26,173      187,376
                                              ------------------------

Cash                                               33,315            -
                                              ------------------------

TOTAL ASSETS                                   32,892,641   26,109,853
                                              ------------------------

LIABILITIES
Cash overdraft                                          -           65
                                              ------------------------
TOTAL LIABILITIES                                       -           65
                                              ------------------------

NET ASSETS AVAILABLE FOR BENEFITS             $32,892,641  $26,109,788
                                              ========================

See Notes to Financial Statements.

                                                                        8 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   1999         1998         1997
------------------------------------------------------------------------------------
Additions to net assets attributed to:
Investment income:
Net appreciation in fair value of investments  $ 5,753,286  $ 4,480,757  $ 3,130,723
Interest and dividends                             578,091      476,598      520,750
                                               -------------------------------------
                                                 6,331,377    4,957,355    3,651,473
                                               -------------------------------------

Contributions:
Employers'                                         679,750      622,590      603,301
Employees'                                         783,823      792,785      702,638
Employee contribution rollovers                    114,296      427,494        2,846
                                               -------------------------------------
                                                 1,577,869    1,842,869    1,308,785
                                               -------------------------------------

TOTAL ADDITIONS                                  7,909,246    6,800,224    4,960,258
                                               -------------------------------------

Deductions from net assets attributed to:
Benefits paid to participants                      944,297      581,684      892,555
Administrative expenses                            182,096      160,641      103,582
                                               -------------------------------------

TOTAL DEDUCTIONS                                 1,126,393      742,325      996,137
                                               -------------------------------------

NET INCREASE                                     6,782,853    6,057,899    3,964,121

Net assets available for benefits:
Beginning of year                               26,109,788   20,051,889   16,087,768
                                               -------------------------------------

End of year                                    $32,892,641  $26,109,788  $20,051,889
                                               =====================================

See Notes to Financial Statements.

                                                                        9 of 50

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

                                                                       10 of 50

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

Investment options:

     Upon enrollment in the 401(k) plan, a participant may direct contributions in any of eight investment options as follows:

          Balanced Fund - Funds are invested primarily in shares of registered investment companies and corporate bonds.

          Equity Growth Fund - Funds are invested in shares of registered investment companies.

          FBC Stock Fund - Funds are invested in common stock of First Busey Corporation.

          CD Fund - Funds are invested in a certificate of deposit with Busey Bank, a subsidiary of First Busey Corporation.

          International Fund - Funds are invested in international equity mutual funds.

          S & P 500 Index Fund - Funds are invested in the 500 largest companies domiciled in the United States.

          Small Cap Fund - Funds are invested in equity securities of companies with market capitalization.

          Intermediate Bond Fund - Funds are invested in a broad range of bonds and other fixed income securities.

          Self-Directed Accounts - Funds are invested in any type of investment as chosen by the participant.

     Participants may change their investment options quarterly.

Notes receivable, participants:

     Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance. Loan transactions are treated as a transfer to
     (from) the investment fund from (to) the Participant Notes fund. Loan terms range from 3 years or up to 10 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at the prime rate as set by American National Bank. Interest rates range from 7.5 percent to 8.5 percent and are fixed over the term of the loan. Principal and interest is paid ratably through monthly payroll deductions.

                                                                       11 of 50

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

                                                                       12 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        INVESTMENTS

The following table presents the fair values of investments as of December 31, 1999 and 1998. Investments that represent 5 percent or more of the Plan's net assets as of December 31, 1999 are separately identified.

                                                      1999                       1998
                                            ----------------------------------------------------
                                             Number of                  Number of
                                             Shares or                  Shares or
                                             Principal                  Principal
                                              Amount      Fair Value     Amount      Fair Value
                                            ----------------------------------------------------
Investments at fair value:
Common and preferred stock:
First Busey Corporation, Common                  527,269  $11,929,461       544,937  $ 9,945,100
Other                                             56,673    2,803,038       113,040    3,797,390
Shares of registered investment companies:
Federated Max-Cap Fund #39                   138,086.671    4,138,457   101,964.960    2,587,871
Other                                        371,794.136   10,259,767   228,046.166    5,794,508
Corporate bonds, notes and commercial
paper                                       $  1,625,000    1,561,937  $  1,650,000    1,681,210
Short-term investments                      $  1,765,269    1,765,269  $  1,690,755    1,690,755
Notes receivable, participants              $    191,500      191,500  $    171,914      171,914
Taxable municipal bonds                     $    100,000       99,336  $    100,119      102,030
U. S. Treasury and Federal Agency
Securities                                  $     80,000       80,025  $     80,000       81,000
Notes receivable, other                                -            -  $     66,594       66,594
Other                                                  1        4,363             1        4,105
                                                          -----------                -----------

                                                          $32,833,153                $25,922,477
                                                          ===========                ===========


During the years ended December 31, 1999, 1998 and 1997 the Plan's investments (including investments bought, sold and held during the year) appreciated (depreciated) in value by $5,753,286, $4,480,757 and $3,130,723 respectively, as follows:

                                                  1999         1998        1997
                                              ------------------------------------
Investments at fair value:
Common stocks                                 $2,764,993   $3,030,470  $1,965,208
Preferred stock                                    5,575        6,125           -
Shares of registered investment companies      3,078,052    1,426,388   1,149,336
Corporate bonds, notes and commercial paper      (91,665)      15,970       5,557
Taxable municipal bonds                           (2,694)       1,392      (4,753)
U. S. Treasury and federal agency securities        (975)         412      15,375
                                              ------------------------------------

                                              $5,753,286   $4,480,757  $3,130,723
                                              ====================================

                                                                       13 of 50

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

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $142,939, $116,206 and $61,110 for the three years ended December 31, 1999, 1998 and 1997, respectively.

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

                                                                       14 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                     December 31, 1999
                                      Participant Directed Profit Sharing & 401(k)
                                --------------------------------------------------------
                                              Equity        FBC
                                 Balanced     Growth       Stock         CD      Loan
                                   Fund        Fund         Fund        Fund    Account
                                --------------------------------------------------------
ASSETS
Investments at fair value:
Common stock                    $2,585,228  $        -   $11,920,411  $      -  $      -
Preferred stock                     41,700           -             -         -         -
Shares of registered
investment companies               522,524   6,042,343             -         -         -
Corporate bonds, notes and
commercial paper                 1,546,537           -             -         -         -
Short-term investments             169,776     154,006       322,129   881,640
Notes receivable, participants           -           -             -         -   191,500
Taxable municipal bonds             99,336           -             -         -         -
U.S. Treasury and federal
agency securities                   80,025           -             -         -         -
Notes receivable, other                  -           -             -         -         -
Other                                    -           -             -         -         -
                                --------------------------------------------------------
                                 5,045,126   6,196,349    12,242,540   881,640   191,500
                                --------------------------------------------------------

Receivables:
Interfund (payable)/receivable       3,376      (2,290)        1,937     2,426         -
Accrued interest and dividends      23,370         477           419         6         -
                                --------------------------------------------------------
                                    26,746      (1,813)        2,356     2,432         -
                                --------------------------------------------------------

Cash                                 4,545       6,704        12,888       646         -
                                --------------------------------------------------------

TOTAL ASSETS                     5,076,417   6,201,240    12,257,784   884,718   191,500
                                --------------------------------------------------------

LIABILITIES
Cash overdraft                           -           -             -         -         -
                                --------------------------------------------------------
TOTAL LIABILITIES                        -           -             -         -         -
                                --------------------------------------------------------

NET ASSETS AVAILABLE
FOR BENEFITS                    $5,076,417  $6,201,240   $12,257,784  $884,718  $191,500
                                ========================================================






                                                                       15 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                        December 31, 1999
                                                          Participant Directed Profit Sharing & 401(k)
                                ---------------------------------------------------------------------------------------------------
                                                 S&P 500     Financial              Intermediate   Self-
                                International     Index     Institution    Small        Bond      Directed    Holding
                                     Fund          Fund        Fund         Cap         Fund      Accounts    Account      Total
                                ---------------------------------------------------------------------------------------------------
ASSETS
Investments at fair value:
Common stock                     $          -   $        -  $        -   $      -   $         -   $ 185,160  $      -   $14,690,799
Preferred stock                             -            -           -          -             -           -         -        41,700
Shares of registered
investment companies                2,478,332    4,138,457           -    943,251       273,317           -         -    14,398,224
Corporate bonds, notes and
commercial paper                            -            -           -          -             -      15,400         -     1,561,937
Short-term investments                 89,498      106,264           -     22,943         8,275       8,863     1,875     1,765,269
Notes receivable, participants              -            -           -          -             -           -         -       191,500
Taxable municipal bonds                     -            -           -          -             -           -         -        99,336
U.S. Treasury and federal
agency securities                           -            -           -          -             -           -         -        80,025
Notes receivable, other                     -            -           -          -             -           -         -             -
Other                                       -            -           -          -             -       4,363         -         4,363
                                ---------------------------------------------------------------------------------------------------
                                    2,567,830    4,244,721           -    966,194       281,592     213,786     1,875    32,833,153
                                ---------------------------------------------------------------------------------------------------

Receivables:
Interfund (payable)/receivable           (104)         215        (330)      (696)         (913)          -    (3,621)            -
Accrued interest and dividends             62           48           -         63            12          40     1,676        26,173
                                ---------------------------------------------------------------------------------------------------
                                          (42)         263        (330)      (633)         (901)         40    (1,945)       26,173
                                ---------------------------------------------------------------------------------------------------

Cash                                     2,028       4,867         330        972           265           -        70        33,315
                                ---------------------------------------------------------------------------------------------------

TOTAL ASSETS                         2,569,816   4,249,851           -    966,533       280,956     213,826         -    32,892,641
                                ---------------------------------------------------------------------------------------------------

LIABILITIES
Cash overdraft                              -            -           -          -             -           -         -             -
                                ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                           -            -           -          -             -           -         -             -
                                ---------------------------------------------------------------------------------------------------

NET ASSETS AVAILABLE
FOR BENEFITS                       $2,569,816   $4,249,851  $        -   $966,533   $   280,956   $ 213,826  $      -   $32,892,641
                                ===================================================================================================

                                                                       16 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7.     STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                   December 31, 1998
                                      Participant Directed Profit Sharing & 401(k)
                                -------------------------------------------------------
                                              Equity        FBC
                                 Balanced     Growth       Stock        CD       Loan
                                   Fund        Fund         Fund       Fund     Account
                                -------------------------------------------------------
ASSETS
Investments at fair value:
Common stock                    $2,387,514  $        -  $ 9,937,800  $      -  $      -
Preferred stock                     33,675           -            -         -         -
Shares of registered
investment companies               560,386   4,287,782            -         -         -
Corporate bonds, notes and
commercial paper                 1,631,210           -            -         -         -
Short-term investments             227,146      87,846       30,306   696,206         -
Notes receivable, participants           -           -            -         -   171,914
Taxable municipal bonds            102,030           -            -         -         -
U.S. Treasury and federal
agency securities                   81,000           -            -         -         -
Notes receivable, other             66,594           -            -         -         -
Other                                    -           -            -         -         -
                                -------------------------------------------------------
                                 5,089,555   4,375,628    9,968,106   696,206   171,914
                                -------------------------------------------------------

Receivables:
Interfund (payable)/receivable      87,175     149,191      251,781    13,788         -
Accrued interest and dividends      31,415      46,582          126    27,037         -
Participants' contribution           3,985       6,823       11,768       719         -
Other                                    -          57           34         -         -
                                -------------------------------------------------------
                                   122,575     202,653      263,709    41,544         -
                                -------------------------------------------------------

TOTAL ASSETS                     5,212,130   4,578,281   10,231,815   737,750   171,914
                                -------------------------------------------------------

LIABILITIES
Cash overdraft                           -           -            -        65         -
                                -------------------------------------------------------
TOTAL LIABILITIES                        -           -            -        65         -
                                -------------------------------------------------------

NET ASSETS AVAILABLE
FOR BENEFITS                    $5,212,130  $4,578,281  $10,231,815  $737,685  $171,914
                                =======================================================






                                                                       17 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                             December 31, 1998
                                               Participant Directed Profit Sharing & 401(k)
                                -----------------------------------------------------------------------------
                                                 S&P 500     Financial      Self-
                                International     Index     Institution    Directed    Holding
                                    Fund           Fund         Fund       Accounts    Account       Total
                                -----------------------------------------------------------------------------
ASSETS
Investments at fair value:
Common stock                     $         -   $        -   $  1,167,091  $ 193,960   $       -   $13,686,365
Preferred stock                            -            -         22,450          -           -        56,125
Shares of registered
investment companies                 946,340    2,587,871              -          -           -     8,382,379
Corporate bonds, notes and
commercial paper                           -            -         30,000     20,000           -     1,681,210
Short-term investments                 1,919        8,541         15,578      3,110     620,103     1,690,755
Notes receivable, participants             -            -              -          -           -       171,914
Taxable municipal bonds                    -            -              -          -           -       102,030
U.S. Treasury and federal
agency securities                          -            -              -          -           -        81,000
Notes receivable, other                    -            -              -          -           -        66,594
Other                                      -            -              -      4,105           -         4,105
                                -----------------------------------------------------------------------------
                                     948,259    2,596,412      1,235,119    221,175     620,103    25,922,477
                                -----------------------------------------------------------------------------

Receivables:
Interfund (payable)/receivable        29,056       57,215         34,631          -    (622,837)            -
Accrued interest and dividends        50,341           17             53         10       2,334       157,915
Participants' contribution             1,396        2,795          1,613          -           -        29,099
Other                                    (56)         (23)             -        (50)        400           362
                                -----------------------------------------------------------------------------
                                      80,737       60,004         36,297        (40)   (620,103)      187,376
                                -----------------------------------------------------------------------------

TOTAL ASSETS                       1,028,996    2,656,416      1,271,416    221,135           -    26,109,853
                                -----------------------------------------------------------------------------

LIABILITIES
Cash overdraft                             -            -              -          -           -            65
                                -----------------------------------------------------------------------------
TOTAL LIABILITIES                          -            -              -          -           -            65
                                -----------------------------------------------------------------------------

NET ASSETS AVAILABLE
FOR BENEFITS                     $ 1,028,996   $2,656,416   $  1,271,416  $ 221,135   $       -   $26,109,788
                                =============================================================================

                                                                       18 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                    Year Ended December 31, 1999
                                            Participant Directed Profit Sharing & 401(k)
                                    ---------------------------------------------------------
                                                   Equity        FBC
                                     Balanced      Growth       Stock         CD       Loan
                                       Fund         Fund         Fund        Fund     Account
                                    ---------------------------------------------------------
Additions to net assets
  attributed to:
Investment income:
Net appreciation (depreciation)
in fair value of investments        $  439,360   $1,411,789  $ 2,427,896   $      -  $      -
Interest and dividends                 157,697       29,468      243,848     44,934    16,379
                                    ---------------------------------------------------------
                                       597,057    1,441,257    2,671,744     44,934    16,379
                                    ---------------------------------------------------------

Contributions:
Employers                               78,593      134,569      269,383     18,769         -
Employees                               92,408      154,488      319,627     22,820         -
Employee contributions representing
transfers from another qualified
retirement trust                         1,439        3,781      103,689          -         -
                                    ---------------------------------------------------------
                                       172,440      292,838      692,699     41,589         -
                                    ---------------------------------------------------------

TOTAL ADDITIONS                        769,497    1,734,095    3,364,443     86,523    16,379
                                    ---------------------------------------------------------

Deductions from net assets
  attributed to:
Benefits paid to participants          190,859       92,656      397,082    186,179    12,135
Administrative expenses                 32,047       29,516       73,724      5,580         -
                                    ---------------------------------------------------------
TOTAL DEDUCTIONS                       222,906      122,172      470,806    191,759    12,135
                                    ---------------------------------------------------------

Net participants' transfers
  between funds                       (674,544)       9,323     (870,507)   251,723    15,342
Net forfeitures                         (7,760)       1,713        2,839        546         -
                                    ---------------------------------------------------------
                                      (682,304)      11,036     (867,668)   252,269    15,342
                                    ---------------------------------------------------------

NET INCREASE (DECREASE)               (135,713)   1,622,959    2,025,969    147,033    19,586

Net assets available for benefits:
Beginning of year                    5,212,130    4,578,281   10,231,815    737,685   171,914
                                    ---------------------------------------------------------

End of year                         $5,076,417   $6,201,240  $12,257,784   $884,718  $191,500
                                    =========================================================






                                                                       19 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                      Year Ended December 31, 1999
                                                              Participant Directed Profit Sharing & 401(k)
                                    -----------------------------------------------------------------------------------------------
                                                    S&P 500     Financial             Intermediate    Self-
                                    International    Index     Institution   Small        Bond       Directed  Holding
                                        Fund          Fund         Fund       Cap         Fund       Accounts  Account     Total
                                    -----------------------------------------------------------------------------------------------
Additions to net assets
  attributed to:
Investment income:
Net appreciation (depreciation)
in fair value of investments        $     712,229  $  676,640  $  (28,323)  $128,321  $    (3,683)  $(10,943)  $     -  $ 5,753,286
Interest and dividends                     10,652      44,288      13,377      8,539        4,597      4,312         -      578,091
                                    -----------------------------------------------------------------------------------------------
                                          722,881     720,928     (14,946)   136,860          914     (6,631)        -    6,331,377
                                    -----------------------------------------------------------------------------------------------

Contributions:
Employers                                  45,817     104,020           -     21,608        6,991          -         -      679,750
Employees                                  46,111     126,349      12,455      7,078        2,487          -         -      783,823
Employee contributions representing
transfers from another qualified
retirement trust                              443       1,914           -      1,310        1,720          -         -      114,296
                                    -----------------------------------------------------------------------------------------------
                                           92,371     232,283      12,455     29,996       11,198          -         -    1,577,869
                                    -----------------------------------------------------------------------------------------------

TOTAL ADDITIONS                           815,252     953,211      (2,491)   166,856       12,112     (6,631)        -    7,909,246
                                    -----------------------------------------------------------------------------------------------

Deductions from net assets
  attributed to:
Benefits paid to participants              17,538      42,071       5,777          -            -          -         -      944,297
Administrative expenses                     9,948      24,841       4,646        843          273        678         -      182,096
                                    -----------------------------------------------------------------------------------------------
TOTAL DEDUCTIONS                           27,486      66,912      10,346        843          273        678         -    1,126,316
                                    -----------------------------------------------------------------------------------------------

Net participants' transfers
  between funds                           752,287     706,140  (1,258,502)   799,835      268,903          -         -            -
Net forfeitures                               767         996           -        685          214          -         -            -
                                    -----------------------------------------------------------------------------------------------
                                          753,054     707,136  (1,258,579)   800,520      269,117          -         -            -
                                    -----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE)                 1,540,820   1,593,435  (1,271,416)   966,533      280,956     (7,309)        -    6,782,853

Net assets available for benefits:
Beginning of year                       1,028,996   2,656,416   1,271,416          -            -    221,135         -   26,109,788
                                    -----------------------------------------------------------------------------------------------

End of year                         $   2,569,816  $4,249,851  $        -   $966,533  $   280,956   $213,826   $     -  $32,892,641
                                    ===============================================================================================

                                                                       20 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.     STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                           Year Ended December 31, 1998
                                                   Participant Directed Profit Sharing & 401(k)
                                            -----------------------------------------------------------
                                                           Equity         FBC
                                             Balanced      Growth        Stock         CD       Loan
                                               Fund         Fund          Fund        Fund     Account
                                            -----------------------------------------------------------
Additions to net assets attributed to:
Investment income:
Net appreciation (depreciation)
in fair value of investments                $  729,132   $  670,819   $ 2,557,305   $      -  $      -
Interest and dividends                         109,324       26,536       230,545     27,812    18,507
                                            -----------------------------------------------------------
                                               838,456      697,355     2,787,850     27,812    18,507
                                            -----------------------------------------------------------

Contributions:
Employers                                       92,844      144,884       252,088     13,378         -
Employees                                      103,199      208,823       324,391     12,109         -
Employee contributions representing
transfers from another qualified
retirement trust                               130,807      133,738        55,217          -         -
                                            -----------------------------------------------------------
                                               326,850      487,445       631,696     25,487         -
                                            -----------------------------------------------------------

TOTAL ADDITIONS                              1,165,306    1,184,800     3,419,546     53,299    18,507
                                            -----------------------------------------------------------

Deductions from net assets attributed to:
Benefits paid to participants                  163,555      119,693       230,980      2,427     1,695
Administrative expenses                         30,768       28,998        65,974      3,098         -
                                            -----------------------------------------------------------
TOTAL DEDUCTIONS                               194,323      148,691       296,954      5,525     1,695
                                            -----------------------------------------------------------

Net participants' transfers between funds       75,417     (168,219)     (497,238)   345,144   (54,628)
Net forfeitures                                 (6,073)       2,038         2,690        336         -
                                            -----------------------------------------------------------
                                                69,344     (166,181)     (494,548)   345,480   (54,628)
                                            -----------------------------------------------------------

NET INCREASE (DECREASE)                      1,040,327      869,928     2,628,044    393,254   (37,816)

Net assets available for benefits:
Beginning of year                            4,171,803    3,708,353     7,603,771    344,431   209,730
                                            -----------------------------------------------------------

End of year                                 $5,212,130   $4,578,281   $10,231,815   $737,685  $171,914
                                            ===========================================================






                                                                       21 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                   Year Ended December 31, 1998
                                                           Participant Directed Profit Sharing & 401(k)
                                            ----------------------------------------------------------------------------
                                                            S&P 500      Financial      Self-
                                            International    Index      Institution    Directed    Holding
                                                Fund          Fund         Fund        Accounts    Account      Total
                                            ----------------------------------------------------------------------------
Additions to net assets attributed to:
Investment income:
Net appreciation (depreciation)
in fair value of investments                $    170,758   $  486,008  $   (106,145)  $ (27,120)  $      -   $ 4,480,757
Interest and dividends                             7,839       23,016        29,317       3,677         25       476,598
                                            ----------------------------------------------------------------------------
                                                 178,597      509,024       (76,828)    (23,443)        25     4,957,355
                                            ----------------------------------------------------------------------------

Contributions:
Employers                                         28,777       56,228        34,391           -          -       622,590
Employees                                         33,953       61,818        48,492           -          -       792,785
Employee contributions representing
transfers from another qualified
retirement trust                                   6,476       64,279        33,101       3,876          -       427,494
                                            ----------------------------------------------------------------------------
                                                  69,206      182,325       115,984       3,876          -     1,842,869
                                            ----------------------------------------------------------------------------

TOTAL ADDITIONS                                  247,803      691,349        39,156     (19,567)        25     6,800,224
                                            ----------------------------------------------------------------------------

Deductions from net assets attributed to:
Benefits paid to participants                     37,960       19,945         5,429           -          -       581,684
Administrative expenses                            6,110       11,458        13,538         697          -       160,641
                                            ----------------------------------------------------------------------------
TOTAL DEDUCTIONS                                  44,070       31,403        18,967         697          -       742,325
                                            ----------------------------------------------------------------------------

Net participants' transfers between funds       (271,455)     374,516       199,407           -     (2,944)            -
Net forfeitures                                      251          655           103           -          -             -
                                            ----------------------------------------------------------------------------
                                                (271,204)     375,171       199,510           -     (2,944)            -
                                            ----------------------------------------------------------------------------

NET INCREASE (DECREASE)                          (67,471)   1,035,117       219,699     (20,264)    (2,919)    6,057,899

Net assets available for benefits:
Beginning of year                              1,096,467    1,621,299     1,051,717     241,399      2,919    20,051,889
                                            ----------------------------------------------------------------------------

End of year                                $   1,028,996   $2,656,416  $  1,271,416   $ 221,135   $      -   $26,109,788
                                           =============================================================================

                                                                       22 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.     STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                         Year Ended December 31, 1997
                                                 Participant Directed Profit Sharing & 401(k)
                                            -------------------------------------------------------
                                                           Equity       FBC
                                             Balanced      Growth      Stock        CD       Loan
                                               Fund         Fund        Fund       Fund     Account
                                            -------------------------------------------------------
Additions to net assets attributed to:
Investment income:
Net appreciation (depreciation)
in fair value of investments                $   68,057   $  441,664  $1,115,294  $      -  $      -
Interest and dividends                          59,402       33,980     151,576     9,464    12,865
                                            -------------------------------------------------------
                                               127,459      475,644   1,266,870     9,464    12,865
                                            -------------------------------------------------------

Contributions:
Employers                                       96,515      134,832     222,339     8,690         -
Employees                                       68,890      180,634     400,681     9,287         -
Employee contributions representing
transfers from another qualified
retirement trust                                     -            -           -         -         -
                                            -------------------------------------------------------
                                               165,405      315,466     623,020    17,977         -
                                            -------------------------------------------------------

TOTAL ADDITIONS                                292,864      791,110   1,889,890    27,441    12,865
                                            -------------------------------------------------------

Deductions from net assets attributed to:
Benefits paid to participants                  123,210       35,994     105,223    14,870         -
Administrative expenses                          5,973        7,851      16,234     2,363         -
                                            -------------------------------------------------------
TOTAL DEDUCTIONS                               129,183       43,845     121,457    17,233         -
                                            -------------------------------------------------------

Net participants' transfers between funds    3,038,678    1,369,790   1,474,778   205,428   196,865
Net forfeitures                                (10,364)       3,438       1,179       239         -
                                            -------------------------------------------------------
                                             3,028,314    1,373,228   1,475,957   205,667   196,865
                                            -------------------------------------------------------

NET INCREASE (DECREASE)                      3,191,995    2,120,493   3,244,390   215,875   209,730

Net assets available for benefits:
Beginning of year                              979,808    1,587,860   4,359,381   128,556         -
                                            -------------------------------------------------------

End of year                                 $4,171,803   $3,708,353  $7,603,771  $344,431  $209,730
                                            =======================================================






                                                                       23 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                     Year Ended December 31, 1997
                                                             Participant Directed Profit Sharing & 401(k)
                                            -----------------------------------------------------------------------------
                                                            S&P 500     Financial      Self-
                                            International    Index     Institution    Directed    Holding
                                                Fund          Fund         Fund       Accounts    Account        Total
                                            -----------------------------------------------------------------------------
Additions to net assets attributed to:
Investment income:
Net appreciation (depreciation)
in fair value of investments                $     (3,198)  $   29,491  $    106,676  $  74,966  $ 1,297,773   $ 3,130,723
Interest and dividends                             9,312        7,802         4,278      6,209      225,862       520,750
                                            -----------------------------------------------------------------------------
                                                   6,114       37,293       110,954     81,175    1,523,635     3,651,473
                                            -----------------------------------------------------------------------------

Contributions:
Employers                                         54,035       61,719        25,171          -            -       603,301
Employees                                         43,146            -             -          -            -       702,638
Employee contributions representing
transfers from another qualified
retirement trust                                       -            -             -          -        2,846         2,846
                                            -----------------------------------------------------------------------------
                                                  97,181       61,719        25,171          -        2,846     1,308,785
                                            -----------------------------------------------------------------------------

TOTAL ADDITIONS                                  103,295       99,012       136,125     81,175    1,526,481     4,960,258
                                            -----------------------------------------------------------------------------

Deductions from net assets attributed to:
Benefits paid to participants                      1,039          810             -          -      611,409       892,555
Administrative expenses                            2,649        1,858         1,815        499       64,340       103,582
                                            -----------------------------------------------------------------------------
TOTAL DEDUCTIONS                                   3,688        2,668         1,815        499      675,749       996,137
                                            -----------------------------------------------------------------------------

Net participants' transfers between funds        995,879    1,521,727       916,108    160,723   (9,879,976)            -
Net forfeitures                                      981        3,228         1,299          -            -             -
                                            -----------------------------------------------------------------------------
                                                 996,860    1,524,955       917,407    160,723   (9,879,976)            -
                                            -----------------------------------------------------------------------------

NET INCREASE (DECREASE)                        1,096,467    1,621,299     1,051,717    241,399   (9,029,244)    3,964,121

Net assets available for benefits:
Beginning of year                                      -            -             -          -    9,032,163    16,087,768
                                            -----------------------------------------------------------------------------

End of year                                 $  1,096,467   $1,621,299  $  1,051,717  $ 241,399  $     2,919   $20,051,889
                                            =============================================================================

                                                                       24 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 1999

                                                       Number of
                                                       Shares or
                                                       Principal                   Current
Description                                              Amount        Cost         Value
--------------------------------------------------------------------------------------------

COMMON STOCKS
Abbott Laboratories                                          1,068  $    33,827  $    38,782
American International Group                                 1,002       54,438      108,341
Associates First Capital Corp. CL A                          1,250       50,359       34,297
Bank of America Corporation                                    708       47,779       35,533
Bank One Corp.                                                 900       50,152       28,800
BankIllinois Financial Corp.                                   115        1,341        2,602
BankIllinois Financial Corp.                                   463        5,399       10,475
Boeing Co.                                                   1,032       47,982       42,763
Bristol Myers Squibb Co.                                     1,360       59,275       87,295
Cisco Systems, Inc.                                          1,440       27,367      154,260
Citizens First Financial Corp.                               1,750       17,500       21,000
Colorado Business Bankshares, Inc.                             600        9,033        7,650
Commercial Net Lease Realty Inc.                               500        6,103        4,969
Disney (Walt) Co.                                            1,896       52,836       55,458
Du Pont (E.I.) De Nemours & Co.                                868       49,751       57,179
Earthlink Network, Inc.                                        100        6,048        4,250
Emerson Electric Co.                                           960       52,476       55,080
Exxon Mobil Corp.                                            1,177       65,190       94,822
F.N.B. Corporation                                             483        4,897       10,747
Federal National Mortgage Association                          672       33,939       41,958
* First Busey Corporation                                  526,869    6,385,003   11,920,411
* First Busey Corporation                                      400        4,588        9,050
First Data Corp.                                             1,850       53,372       91,228
First Union Corp.                                              100        4,616        3,294
Fleet Boston Financial Corp.                                 1,047       37,055       36,449
General Electric Co.                                           832       55,484      128,752
Gillette Co.                                                 1,328       60,195       54,697
Harbor Florida Bancshares Inc.                                 803        1,781       10,389
Hartford Life Class A                                        1,000       54,100       44,000
Home Depot Inc.                                              1,432       39,995      147,675
                                                                     -----------------------
COMMON STOCKS SUBTOTAL                                               $7,371,881  $13,342,206
                                                                     -----------------------

                                                                      Continued

*  Represents  party-in-interest  transaction.




                                                                       25 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 1999

                                                       Number of
                                                       Shares or
                                                       Principal                   Current
Description                                              Amount        Cost         Value
--------------------------------------------------------------------------------------------

COMMON STOCKS BROUGHT FORWARD                                       $ 7,371,881  $13,342,206

Intel Corp.                                                    904       34,006       74,410
Intervest Bancshares Corp.                                   2,000       20,000       12,500
Intervest Bancshares Corp. Warrants (Exp. 12/31/02)          2,000            -            -
Kohl's Corp.                                                 1,712       56,663      123,585
May Department Stores Co.                                    1,440       52,476       46,440
McDonald's Corp.                                             2,092       48,735       84,334
MCI Worldcom Inc.                                              163       11,909       12,974
Microsoft Corporation                                        1,560       52,059      182,130
National City Corp.                                          1,724       51,507       40,837
Pepsico                                                      1,474       53,949       51,958
Pitney Bowes Inc.                                              956       51,122       46,187
Procter & Gamble                                               684       46,941       74,941
Raytheon Co. Class B (New)                                     451       13,237       11,980
Republic Security Financial Corp.                              419        1,881        2,998
Royal Dutch Petroleum 1.25 Guilder Shares                      960       51,516       58,140
Schering-Plough Corp.                                          800       23,906       33,900
Staples, Inc.                                                2,565       52,003       53,224
State Street Corp.                                           1,053       59,398       76,935
Sun Microsytems, Inc.                                        2,080       51,267      161,070
Vodafone Airtouch PLC                                          500        4,114       24,750
Wal-Mart Stores, Inc.                                        1,600       52,880      110,600
Wells Fargo & Co. New                                        1,600       52,110       64,700
                                                                    ------------------------
TOTAL COMMON STOCKS                                                 $ 8,213,560  $14,690,799
                                                                    ========================

PREFERRED STOCKS
CNB CAP TR I GTD CONV. PFD                                   1,200  $    30,000  $    41,700
                                                                    ------------------------
TOTAL PREFERRED STOCKS                                              $    30,000  $    41,700
                                                                    ========================

                                                                      Continued




                                                                       26 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 1999

                                                       Number of
                                                       Shares or
                                                       Principal                   Current
Description                                              Amount        Cost         Value
--------------------------------------------------------------------------------------------

SHARES OF REGISTERED INVESTMENT COMPANIES
Federated Max-Cap Fund #39                             138,086.671  $ 3,238,209  $ 4,138,457
Fidelity Advisor Equity Growth Class I                   1,067.524       39,026       77,951
Fidelity Advisor Equity Growth Class I                  14,194.489      777,959    1,036,482
Fidelity Advisor Small Cap - Class I                     4,444.445       50,000      101,778
Invesco Dynamics                                         3,540.139       58,200       91,548
Invesco Dynamics                                        50,599.928      746,541    1,308,514
Janus Fund                                               1,817.249       41,633       80,050
Janus Fund                                              24,288.455      718,277    1,069,906
MFS Capital Opportunities Fund - CL I                    2,886.115       55,500       60,695
MFS Capital Opportunities Fund - CL I                   44,243.447      859,849      930,440
Mutual Shares Fund                                       2,864.997       50,591       58,532
Mutual Shares Fund                                      42,879.575      928,015      876,030
Nicholas Fund, Inc.                                        640.425       38,272       51,970
Nicholas Fund, Inc.                                     10,116.713      862,532      820,971
Northern Institutional Intermediate Bond A              14,522.687      277,000      273,317
Northern Institutional Small Company Index A            73,749.088      914,300      943,251
Scudder International Fund                              18,508.911      966,881    1,309,320
T. Rowe Price International Stock Fund                  61,429.949      930,661    1,169,012
                                                                    ------------------------
TOTAL SHARES OF MUTUAL FUNDS                                        $11,553,446  $14,398,224
                                                                    ========================

CORPORATE BONDS, NOTES AND
COMMERCIAL PAPER
Abbey Natl PLC Medium Term, 6.690%
due October 17, 2005                                  $     50,000  $    49,292  $    47,906
American General Corp., 6.250%, due
March 15, 2003                                             100,000       95,916       97,094
Associates Corp. NA, 6.000%, due
December 1, 2002                                            50,000       51,010       48,625
BankAmerica Corp., 6.625%, due May 30, 2001                125,000      126,656      124,375
Bear Stearns Co., Inc., 6.700%, due August 1, 2003         100,000      101,164       97,437
                                                                    ------------------------
CORPORATE BONDS, NOTES AND
   COMMERCIAL PAPER SUBTOTAL                                        $   424,038  $   415,437
                                                                    ------------------------

                                                                      Continued




                                                                       27 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 1999

                                                       Number of
                                                       Shares or
                                                       Principal                   Current
Description                                              Amount        Cost         Value
--------------------------------------------------------------------------------------------

CORPORATE BONDS, NOTES AND
   COMMERCIAL PAPER BROUGHT FORWARD                                 $   424,038  $   415,437

Bears Stearns Co., Inc., 6.125%,
due February 1, 2003                                       100,000      100,509       96,500
Bear Stearns Co., Inc., 6.500%, due June 15, 2000           50,000       50,495       50,000
BellSouth Telecommunications Inc., 6.500%,
due February 1, 2000                                        25,000       25,047       25,007
Chemical Bank, 6.625%, due August 15, 2005                  50,000       51,271       48,281
CIT Group Holdings, Inc., 5.625%,  due
February 1, 2001                                            25,000       23,741       24,664
Citicorp, 6.375%, due January 15, 2006                     100,000      103,606       94,563
Ford Motor Credit Corp., 6.125%, due
January 9, 2006                                             50,000       50,334       46,781
Household Finance Corp., 5.875%, due
September 25, 2004                                          50,000       50,157       47,016
Intervest Bancshares Corp., 8.000%, due July 1, 2008        30,000       23,100       23,100
Intervest Bancshares Corp., 8.000%, due July 1, 2008        20,000       20,000       15,400
Loews Corp., 6.750%, due December 15, 2006                 150,000      153,088      141,797
Merrill Lynch & Co. Inc., 6.000%, due
July 15, 2005                                               50,000       50,163       46,875
Merrill Lynch & Co. Inc., 6.000%, due
November 15, 2004                                           50,000       50,725       47,391
Merrill Lynch & Co. Inc., 6.550%, due
August 1, 2004                                             100,000      100,706       97,063
Morgan Stanley Dean Witter, 6.875%, due
March 1, 2007                                               50,000       48,857       48,125
NationsBank Corp., 6.125%, due July 15, 2004                50,000       50,670       47,969
NationsBank Corp., 6.375%, May 15, 2005                    100,000      100,868       96,063
Norwest Corp., 6.800%, due May 15, 2002                     25,000       24,880       24,898
St. Paul Companies, Inc., 6.170%, due
January 15, 2001                                            50,000       50,485       49,625
St. Paul Companies, Inc., 7.970%, due May 20, 2002          25,000       25,371       25,437
Tele-Communications Inc., 7.250%, due
August 1, 2005                                              50,000       50,781       49,945
                                                                    ------------------------
TOTAL CORPORATE BONDS, NOTES
   AND COMMERCIAL PAPER                                             $ 1,628,892  $ 1,561,937
                                                                    ========================

                                                                      Continued




                                                                       28 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 1999

                                                       Number of
                                                       Shares or
                                                       Principal                   Current
Description                                              Amount        Cost         Value
--------------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS
* Certificate of Deposit, Busey Bank,
6.000%, due December 31, 1999                         $    865,161  $   865,161  $   865,161
Northern Institutional Government Select Portfolio         322,129      322,129      322,129
Northern Institutional Government Select Portfolio          16,479       16,479       16,479
Northern Institutional Government Select Portfolio         169,776      169,776      169,776
Northern Institutional Government Select Portfolio           1,875        1,875        1,875
Northern Institutional Government Select Portfolio         154,006      154,006      154,006
Northern Institutional Government Select Portfolio           7,361        7,361        7,361
Northern Institutional Government Select Portfolio           1,502        1,502        1,502
Northern Institutional Government Select Portfolio          89,498       89,498       89,498
Northern Institutional Government Select Portfolio         106,264      106,264      106,264
Northern Institutional Government Select Portfolio          22,943       22,943       22,943
Northern Institutional Government Select Portfolio           8,275        8,275        8,275
                                                                    ------------------------
TOTAL SHORT-TERM INVESTMENTS                                        $ 1,765,269  $ 1,765,269
                                                                    ========================

NOTES RECEIVABLE, Participants
Participant, 8.500%, due September 15, 2001           $      2,053  $     2,053  $     2,053
Participant, 8.500%, due September 15, 2003                  4,729        4,729        4,729
Participant, 8.500%, due September 15, 2003                 13,399       13,399       13,399
Participant, 8.500%, due September 15, 2003                  1,077        1,077        1,077
Participant, 8.000%, due October 15, 2003                    4,005        4,005        4,005
Participant, 8.000%, due October 15, 2003                    1,198        1,198        1,198
Participant, 7.750%, due April 15, 2004                     17,470       17,470       17,470
Participant, 7.750%, due April 15, 2004                      7,458        7,458        7,458
Participant, 7.750%, due April 15, 2002                      1,235        1,235        1,235
Participant, 7.750%, due June 15, 2002                       2,058        2,058        2,058
Participant, 7.750%, due June 15, 2002                       2,123        2,123        2,123
Participant, 7.750%, due June 15, 2002                       2,547        2,547        2,547
Participant, 8.000%, due July 15, 2004                       4,860        4,860        4,860
Participant, 8.000%, due July 15, 2004                       4,655        4,655        4,655
Participant, 8.250%, due September 15, 2004                 23,634       23,634       23,634
Participant, 8.250%, due September 15, 2002                    926          926          926
                                                                    ------------------------
NOTES RECEIVABLE, PARTICIPANTS,
    SUBTOTAL                                                             93,427       93,427
                                                                    ------------------------

                                                                      Continued

*  Represents  party-in-interest  transaction.




                                                                       29 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 1999

                                                       Number of
                                                       Shares or
                                                       Principal                   Current
Description                                              Amount        Cost         Value
--------------------------------------------------------------------------------------------

NOTES RECEIVABLE, PARTICIPANT,
   BROUGHT FORWARD                                                  $    93,427  $    93,427

Participant, 8.250%, due October 15, 2002                    3,803        3,803        3,803
Participant, 8.250%, due October 15, 2002                      951          951          951
Participant, 8.250%, due November 15, 2002                     951          951          951
Participant, 8.500%, due November 15, 2004                  10,852       10,852       10,852
Participant, 8.500%, due December 15, 2002                   1,650        1,650        1,650
Participant, 8.500%, due January 15, 2002                    2,400        2,400        2,400
Participant, 7.500%, due September 15, 2001                  2,107        2,107        2,107
Participant, 8.500%, due January 15, 2001                      735          735          735
Participant, 8.250%, due July 15, 2001                       6,784        6,784        6,784
Participant, 8.250%, due October 15, 2001                    2,851        2,851        2,851
Participant, 8.250%, due February 15, 2000                     156          156          156
Participant, 8.500%, due May 15, 2000                          385          385          385
Participant, 8.500%, due May 15, 2000                          186          186          186
Participant, 8.500%, due May 15, 2002                        3,116        3,116        3,116
Participant, 8.500%, due September 15, 2007                 18,309       18,309       18,309
Participant, 8.500%, due November 15, 2000                     607          607          607
Participant, 8.500%, due December 15, 2002                   3,677        3,677        3,677
Participant, 8.500%, due February 15, 2001                   1,485        1,485        1,485
Participant, 8.500%, due January 15, 2001                      703          703          703
Participant, 8.500%, due February 15, 2001                     664          664          664
Participant, 8.500%, due March 15, 2003                      4,391        4,391        4,391
Participant, 8.500%, due March 15, 2001                        470          470          470
Participant, 8.500%, due March 15, 2001                      1,119        1,119        1,119
Participant, 8.500%, due April 15, 2008                      4,401        4,401        4,401
Participant, 8.500%, due June 15, 2001                       1,915        1,915        1,915
Participant, 8.500%, due June 15, 2001                       1,595        1,595        1,595
Participant, 8.500%, due July 15, 2003                       3,861        3,861        3,861
Participant, 8.500%, due July 15, 2008                       7,135        7,135        7,135
Participant, 8.500%, due July 15, 2001                       1,958        1,958        1,958
Participant, 8.500%, due August 15, 2003                     8,856        8,856        8,856
                                                                    ------------------------
TOTAL, NOTES RECEIVABLE, PARTICIPANTS                               $   191,500  $   191,500
                                                                    ========================

                                                                      Continued




                                                                       30 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 1999

                                                       Number of
                                                       Shares or
                                                       Principal                   Current
Description                                              Amount        Cost         Value
--------------------------------------------------------------------------------------------

TAXABLE MUNICIPAL BONDS
Beaver Dam, WI prom nts, 6.300%, due
September 1, 2000                                     $  100,000    $   100,119  $    99,336
                                                                    ========================

U.S. TREASURY AND FEDERAL AGENCY SECURITIES
Federal Farm Credit Union Bank Bond
6.190%, due February 3, 2000                              80,000    $    80,795  $    80,025
                                                                    ========================

OTHER
New England Life Insurance policy                              1    $     2,763  $     4,363
                                                                    ========================

                                                                       31 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1999

                                                                         Current
                                                   Expense               Value of
Identity                                           Incurred              Asset on
of Party  Description  Purchase  Selling  Lease      with      Cost of  Transaction  Net Gain
Involved   of Asset     Price     Price   Rental  Transaction   Asset       Date      or Loss
---------------------------------------------------------------------------------------------



There were no reportable transactions for the period.  All assets are participant directed.




                                                                       32 of 50

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
PARTY IN INTEREST TRANSACTIONS
YEAR ENDED DECEMBER 31, 1999

                                                                 Transaction
          Description of Transaction                                Amount
-----------------------------------------------------------------------------

Management fees paid to First Busey Trust & Investment Co.       $    142,939

Purchases of Busey Bank certificates of deposit                       341,010

Maturities of Busey Bank certificates of deposit                      226,678

Purchases of First Busey Corporation common stock                   1,173,610

Sales of First Busey Corporation common stock                       1,703,983


                                                                       33 of 50







                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-30095) under the Securities Act of 1933 of First Busey Corporation of our report dated April 24, 2000 on our audits of the financial statements of First Busey Corporation Profit Sharing Plan and Trust as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 and supporting schedules as of December 31, 1999, which is included in the Annual Report on Form 11-K for the year ended December 31, 1999.





                                        McGLADREY & PULLEN, LLP


Champaign, Illinois
June 26, 2000
















                                                                       34 of 50


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


     A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

              FIRST BUSEY CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN
                                    AND TRUST
                                  (the "Plan")

     B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                             FIRST BUSEY CORPORATION
                              201 WEST MAIN STREET
                             URBANA, ILLINOIS 61801












                                                                       35 of 50










                             FIRST BUSEY CORPORATION
                         EMPLOYEES' STOCK OWNERSHIP PLAN


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 1999 AND 1998













                                                                       36 of 50



                                    CONTENTS

----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                              1
----------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                          2

  Statements of changes in net assets available for benefits         3 and 4

  Notes to financial statements                                        5 - 9

----------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION

  Schedule of assets held for investment purposes at end of year          10

  Schedule of reportable transactions                                     11

  Party in interest transactions                                          12

----------------------------------------------------------------------------













                                                                       37 of 50




                          INDEPENDENT AUDITOR'S REPORT


To the Administrative Committee and Participants
FIRST BUSEY CORPORATION EMPLOYEES'
  STOCK OWNERSHIP PLAN
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN as of December 31, 1999 and 1998, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

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





Champaign, Illinois
April 25, 2000

                                                                       38 of 50

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

                                    1999                                    1998
                   ------------------------------------------------------------------------------
                    ALLOCATED   UNALLOCATED      TOTAL      Allocated   Unallocated      Total
                   ------------------------------------------------------------------------------
ASSETS
Cash               $         -  $          -  $         -  $     3,383  $          -  $     3,383
Money market
fund                    36,684             -       36,684       26,501             -       26,501
Accounts
receivable                 107             -          107           91             -           91
Investments in
First Busey
Corporation
common
stock, at
fair value          18,803,434     2,715,000   21,518,434   14,566,688     1,173,207   15,739,895
                   ------------------------------------------------------------------------------

TOTAL ASSETS        18,840,225     2,715,000   21,555,225   14,596,663     1,173,207   15,769,870
                   ------------------------------------------------------------------------------

LIABILITIES
Notes payable                -     2,620,000    2,620,000            -       400,000      400,000
                   ------------------------------------------------------------------------------

TOTAL LIABILITIES            -     2,620,000    2,620,000            -       400,000      400,000
                   ------------------------------------------------------------------------------

NET ASSETS
AVAILABLE
FOR PLAN
BENEFITS           $18,840,225  $     95,000  $18,935,225  $14,596,663  $    773,207  $15,369,870
                   ==============================================================================

See Notes to Financial Statements.

                                                                       39 of 50

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------

                                                                  1999
                                                ---------------------------------------
                                                 Allocated    Unallocated      Total
                                                ---------------------------------------
Investment income:
Net change in unrealized appreciation in fair
value of investments                            $ 3,443,525  $    173,748   $ 3,617,273
Interest                                              1,669             -         1,669
Dividends                                           376,297             -       376,297
Employer contributions                               80,000       150,000       230,000
Allocation of First Busey Corporation
common stock, at fair value
1999 - 44,285 shares                              1,001,955             -     1,001,955
1998 - 44,286 shares                                      -             -             -
1997 - 59,048 shares                                      -             -             -
                                                ---------------------------------------
TOTAL ADDITIONS                                   4,903,446       323,748     5,227,194
                                                ---------------------------------------

Interest expense                                     50,417             -        50,417
Administrative expenses                              54,000             -        54,000
Distributions to participants
Cash                                                    590             -           590
Stock 1999 - 11,369 shares                          207,484             -       207,484
Stock 1998 - 17,816 shares                                -             -             -
Stock 1997 - 21,264 shares                                -             -             -
Dividend distributions to participants              347,393             -       347,393
Allocation of First Busey Corporation
common stock, at market value
1999 - 44,285 shares                                      -     1,001,955     1,001,955
1998 - 44,286 shares                                      -             -             -
1997 - 59,048 shares                                      -             -             -
                                                ---------------------------------------
TOTAL DEDUCTIONS                                    659,884     1,001,955     1,661,839
                                                ---------------------------------------

NET INCREASE (DECREASE)                           4,243,562      (678,207)    3,565,355

Net assets available for benefits:
Beginning of year                                14,596,663       773,207    15,369,870
                                                ---------------------------------------

End of year                                     $18,840,225  $     95,000   $18,935,225
                                                =======================================

See Notes to Financial Statements.





                                                                       40 of 50





-------------------------------------------------------------------------------

                                                                  1998                                     1997
                                                --------------------------------------------------------------------------------
                                                 Allocated    Unallocated      Total      Allocated    Unallocated      Total
                                                --------------------------------------------------------------------------------
Investment income:
Net change in unrealized appreciation in fair
value of investments                            $ 3,392,511  $    488,559   $ 3,881,070  $ 1,870,721  $    412,503   $ 2,283,224
Interest                                                554             -           554          986             -           986
Dividends                                           338,572             -       338,572      305,307             -       305,307
Employer contributions                               96,000       150,000       246,000       48,515       200,000       248,515
Allocation of First Busey Corporation
common stock, at fair value
1999 - 44,285 shares                                      -             -             -            -             -             -
1998 - 44,286 shares                                808,220             -       808,220            -             -             -
1997 - 59,048 shares                                      -             -             -      811,910             -       811,910
                                                --------------------------------------------------------------------------------
TOTAL ADDITIONS                                   4,635,857       638,559     5,274,416    3,037,439       612,503     3,649,942
                                                --------------------------------------------------------------------------------

Interest expense                                     39,561             -        39,561       42,389             -        42,389
Administrative expenses                              75,829             -        75,829       58,521             -        58,521
Distributions to participants
Cash                                                    878             -           878          531             -           531
Stock 1999 - 11,369 shares                                -             -             -            -             -             -
Stock 1998 - 17,816 shares                          244,970             -       244,970            -             -             -
Stock 1997 - 21,264 shares                                -             -             -      236,562             -       236,562
Dividend distributions to participants              293,959             -       293,959      248,889             -       248,889
Allocation of First Busey Corporation
common stock, at market value
1999 - 44,285 shares                                      -             -             -            -             -             -
1998 - 44,286 shares                                      -       808,220       808,220            -             -             -
1997 - 59,048 shares                                      -             -             -            -       811,910       811,910
                                                --------------------------------------------------------------------------------
TOTAL DEDUCTIONS                                    655,197       808,220     1,463,417      586,892       811,910     1,398,802
                                                --------------------------------------------------------------------------------

NET INCREASE (DECREASE)                           3,980,660      (169,661)    3,810,999    2,450,547      (199,407)    2,251,140

Net assets available for benefits:
Beginning of year                                10,616,003       942,868    11,558,871    8,165,456     1,142,275     9,307,731
                                                --------------------------------------------------------------------------------

End of year                                     $14,596,663  $    773,207   $15,369,870  $10,616,003  $    942,868   $11,558,871
                                                ================================================================================

                                                                       41 of 50

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

     The bank borrowings are collateralized by the unallocated shares of stock and are guaranteed by the Company. The lender has no rights against shares once they are allocated under the ESOP. Accordingly, the financial statements of the Plan for the years 1999 and 1998 present separately the assets and liabilities and changes therein pertaining to:

          (a) the accounts of employees with vested rights in allocated stock (Allocated) and

          (b)     stock not yet allocated to employees (Unallocated).

     The Plan covers all full-time employees of the Company and its participating subsidiaries who have completed one year of service. Participants who do not work full-time or are not employed on the last working day of a Plan year are not eligible for an allocation of Company contributions for such year.

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

                                                                       42 of 50

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

                                                                       43 of 50

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

Investment valuation and income recognition:

     The common stock of the Company is valued at fair value. Prior to October, 1998, the Company's common stock was traded in the over-the-counter (OTC) market. Fair value was determined by the last reported sales price at the valuation date. Since October, 1998, the Company's common stock is traded on the NASDAQ. Fair value of the common stock is determined by quoted market prices.

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

The Company may also make discretionary contributions in cash to the Plan. The Company made a discretionary contribution of $80,000, $96,000 and $48,515 for the Plan years ended December 31, 1999, 1998 and 1997, respectively.

                                                                       44 of 50

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        ADMINISTRATION OF PLAN ASSETS

The Plan's assets, which consist principally of First Busey Corporation common stock, are held by the Trustee of the Plan.

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

        INVESTMENT

The Plan's investment consists solely of First Busey Corporation common stock as follows:

                                     December 31,
                  ----------------------------------------------------
                            1999                      1998
                  ----------------------------------------------------
                   Allocated   Unallocated    Allocated   Unallocated
                  ----------------------------------------------------

Number of shares      831,091       120,000      798,175        64,285
                  ====================================================

Cost              $ 4,532,604  $    654,456  $ 2,643,073  $    212,877
                  ====================================================

Fair value        $18,803,434  $  2,715,000  $14,566,688  $  1,173,207
                  ====================================================

In November 1999, the Plan purchased 100,000 shares of First Busey Corporation common stock from an employee/stockholder. The purchase of the stock was financed from the proceeds of a note from American National Bank of Chicago.

                                                                       45 of 50

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        NOTES PAYABLE

Notes  payable  consist  of:

                                                            1999       1998
                                                         --------------------

American National Bank of Chicago, due January 21, 2000  $2,370,000  $250,000
American National Bank of Chicago, due January 21, 2000     250,000         -
American National Bank of Chicago, due January 22, 1999           -    75,000
American National Bank of Chicago, due January 22, 1999           -    75,000
                                                         --------------------

                                                         $2,620,000  $400,000
                                                         ====================

Shares of First Busey Corporation common stock
secured as collateral                                       120,000    64,285
                                                         ====================


As of December 31, 1999, the above notes payable had stated interest rates of 7.86% on the $2,370,000 note and 6.54% on the $250,000 note. The notes payable were renewed on January 21, 2000, carry interest rates of LIBOR plus 140 basis points, adjusted quarterly (7.86% at renewal), and have maturity dates of January 21, 2001.

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

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $31,320, $56,609 and $37,768 for each of the years in the three year period ended December 31, 1999.

        FORFEITED ACCOUNTS

For the year ending December 31, 1999, forfeited non-vested accounts totaled $52,787. These accounts have been allocated to participants' accounts.

                                                                       46 of 50

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 1999

                                       Number                  Current
Description                           of Shares     Cost        Value
------------------------------------------------------------------------

First Busey Corporation common stock    951,091  $5,187,060  $21,518,434
                                                 =======================

                                                                       47 of 50

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
SCHEDULE OF REPORTABLE TRANSACTIONS
YEAR ENDED DECEMBER 31, 1999

                                                                                                 Current
                                                                      Expenses                   Value of
                                                                      Incurred                   Asset on
     Identity of         Description   Purchase   Selling   Lease       with        Cost of     Transaction  Net Gain
    Party Involved        of Asset      Price      Price    Rental   Transaction     Asset         Date       or Loss
----------------------------------------------------------------------------------------------------------------------

First Busey Corporation    100,000
                          shares of
                           common
                           stock      $2,368,750  $      -  $     -  $      4,000  $2,372,750  $  2,368,750  $       -

                                                                       48 of 50

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
PARTY IN INTEREST TRANSACTIONS
YEAR ENDED DECEMBER 31, 1999

                                                            Transaction
Description of Transaction                                  Amount
------------------------------------------------------------------------

Management fees paid to First Busey Trust & Investment Co.  $     31,320
                                                            ============

Purchase of shares from an employee/stockholder             $  2,368,750
                                                            ============

                                                                       49 of 50




                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-60402) under the Securities Act of 1933 of First Busey Corporation of our report dated April 25, 2000 on our audits of the financial statements of First Busey Corporation Employee Stock Ownership Plan as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 and supporting schedules as of December 31, 1999, which is included in the Annual Report on Form 11-K for the year ended December 31, 1999.





                                        McGLADREY & PULLEN, LLP


Champaign, Illinois
June 26, 2000

                                                                       50 of 50