Form 10-Q
period 2000-06-30
FIRST BUSEY CORP /NV/
filed 2000-08-14
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2000           Commission File No. 0-15950


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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at July 31, 2000
          ----------------------------------------------------------------
          Common Stock, without par value               13,467,845







                                                                        1 of 23

                         PART I - FINANCIAL INFORMATION


                          ITEM 1.  FINANCIAL STATEMENTS

















                                                                        2 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          June 30, 2000     December 31, 1999
                                                                          ---------------   -------------------
                                                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                                                   $       39,335      $        69,722

Federal funds sold                                                                 5,000               13,500
Securities available for sale (amortized cost 2000, $211,382;
     1999, $221,601)                                                             213,789              225,046

Loans (net of unearned interest)                                                 951,333              886,684
Allowance for loan losses                                                        (11,110)             (10,403)
                                                                          ---------------     ----------------
    Net loans                                                             $      940,223      $       876,281

Premises and equipment                                                            30,449               28,647
Goodwill and other intangibles                                                    13,872               14,344
Other assets                                                                      19,892               19,583
                                                                          ---------------     ----------------
        Total assets                                                      $    1,262,560      $     1,247,123
                                                                          ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                  $      122,682      $       103,001
    Interest bearing                                                             911,509              924,980
                                                                          ---------------     ----------------
    Total deposits                                                        $    1,034,191      $     1,027,981

Securities sold under agreements to repurchase                                    22,736               23,580
Short-term borrowings                                                             49,320               48,327
Long-term debt                                                                    61,929               55,849
Other liabilities                                                                  9,499                9,102
                                                                          ---------------     ----------------
        Total liabilities                                                 $    1,177,675      $     1,164,839
                                                                          ---------------     ----------------

STOCKHOLDERS' EQUITY

Preferred stock                                                           $            -      $             -
Common stock                                                                       6,291                6,291
Surplus                                                                           21,956               21,750
Retained earnings                                                                 69,875               65,572
Accumulated other comprehensive income                                             1,449                2,074
                                                                          ---------------     ----------------
        Total stockholders' equity before treasury stock, unearned ESOP
          shares and deferred compensation for stock grants                $       99,571      $       95,687
Treasury stock, at cost                                                          (12,061)             (10,773)
Unearned ESOP shares and deferred compensation for stock grants                   (2,625)              (2,630)
                                                                          ---------------     ----------------
        Total stockholders' equity                                        $       84,885      $        82,284
                                                                          ---------------     ----------------
        Total liabilities and stockholders' equity                        $    1,262,560      $     1,247,123
                                                                          ===============     ================

Common Shares outstanding at period end                                       13,490,845           13,538,809
                                                                          ===============     ================



                                                                        3 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                2000         1999
                                                             ---------     --------
                                                             (Dollars in thousands,
                                                             except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                 $37,611     $27,859
    Interest and dividends on investment securities:
        Taxable interest income                                  5,350       4,455
        Non-taxable interest income                              1,011         950
        Dividends                                                   64          65
    Interest on federal funds sold                                 295         158
                                                               -------     --------
        Total interest income                                  $44,331     $33,487
                                                               -------     --------
INTEREST EXPENSE:
    Deposits                                                   $19,198     $14,342
    Short-term borrowings                                        2,571         331
    Long-term debt                                               1,497         780
                                                               -------     --------
        Total interest expense                                 $23,266     $15,453
                                                               -------     --------
        Net interest income                                    $21,065     $18,034
    Provision for loan losses                                      985         600
                                                               -------     --------
        Net interest income after provision for loan losses    $20,080     $17,434
                                                               -------     --------
OTHER INCOME:
    Trust                                                      $ 2,256     $ 2,050
    Commissions and brokers fees, net                              955         719
    Service charges on deposit accounts                          2,508       1,559
    Other service charges and fees                               1,145       1,049
    Security gains, net                                             25         466
    Trading security gains (losses), net                             -          (1)
    Gain on sales of loans                                         520         520
    Net commissions from travel services                           484         594
    Other operating income                                       1,115         555
                                                               -------     --------
        Total other income                                     $ 9,008     $ 7,511
                                                               -------     --------
OTHER EXPENSES:
    Salaries and wages                                         $ 7,801     $ 7,144
    Employee benefits                                            1,448       1,395
    Net occupancy expense of premises                            1,435       1,314
    Furniture and equipment expenses                             1,677       1,569
    Data processing                                                723         353
    Stationery, supplies and printing                              453         464
    Amortization of intangible assets                              796         587
    Other operating expenses                                     3,111       2,972
                                                               -------     --------
        Total other expenses                                   $17,444     $15,798
                                                               -------     --------
    Income before income taxes                                 $11,644     $ 9,147
        Income taxes                                             4,105       2,850
                                                               -------     --------
        Net income                                             $ 7,539     $ 6,297
                                                               =======     ========

BASIC EARNINGS PER SHARE                                       $  0.56     $  0.46
                                                               =======     ========
DILUTED EARNINGS PER SHARE                                     $  0.55     $  0.45
                                                               =======     ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $  0.24     $  0.22
                                                               =======     ========



                                                                        4 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                2000         1999
                                                             ---------     --------
                                                             (Dollars in thousands,
                                                             except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                 $19,372     $14,186
    Interest and dividends on investment securities:
        Taxable interest income                                  2,578       2,149
        Non-taxable interest income                                507         486
        Dividends                                                   34          31
    Interest on federal funds sold                                  96          37
                                                               -------     -------
        Total interest income                                  $22,587     $16,889
                                                               -------     -------
INTEREST EXPENSE:
    Deposits                                                   $ 9,738     $ 7,127
    Short-term borrowings                                        1,348         226
    Long-term debt                                                 715         412
                                                               -------     -------
        Total interest expense                                 $11,801     $ 7,765
                                                               -------     -------
        Net interest income                                    $10,786     $ 9,124
Provision for loan losses                                          595         300
                                                               -------     -------
        Net interest income after provision for loan losses    $10,191     $ 8,824
                                                               -------     -------
OTHER INCOME:
    Trust                                                      $ 1,161     $ 1,062
    Commissions and brokers fees, net                              547         364
    Service charges on deposit accounts                          1,327         827
    Other service charges and fees                                 515         569
    Security gains, net                                             32         287
    Gains on sales of pooled loans                                  74         306
    Net commissions from travel services                           231         315
    Other operating income                                         729         221
                                                               -------     -------
        Total other income                                     $ 4,616     $ 3,951
                                                               -------     -------
OTHER EXPENSES:
    Salaries and wages                                         $ 3,911     $ 3,564
    Employee benefits                                              721         684
    Net occupancy expense of premises                              710         667
    Furniture and equipment expenses                               860         839
    Data processing                                                430         185
    Stationary, supplies and printing                              244         213
    Amortization of intangible assets                              413         246
    Other operating expenses                                     1,440       1,475
                                                               -------     -------
        Total other expenses                                   $ 8,729     $ 7,873
                                                               -------     -------
        Income before income taxes                             $ 6,078     $ 4,902
Income taxes                                                     2,146       1,544
                                                               -------     -------
NET INCOME                                                     $ 3,932     $ 3,358
                                                               =======     =======

BASIC EARNINGS PER SHARE                                       $  0.29     $  0.25
                                                               =======     =======
DILUTED EARNINGS PER SHARE                                     $  0.29     $  0.24
                                                               =======     =======

DIVIDENDS DECLARED PER SHARE:
    Common Stock                                               $  0.12     $  0.11
                                                               =======     =======



                                                                        5 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                          2000           1999
                                                                                       ----------     ----------
                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $   7,539      $   6,297
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      2,567          2,228
        Provision for loan losses                                                            985            600
        Decrease in deferred income taxes                                                   (806)          (748)
        Amortization of investment security discounts                                       (182)           (46)
        Gain on sales of investment securities, net                                          (25)          (466)
        Proceeds from sales of pooled loans                                               20,843         56,271
        Loans originated for sale                                                        (17,133)       (51,664)
        Gain on sale of pooled loans                                                        (520)          (520)
        (Gain) loss on sale and disposition of premises and equipment                       (168)             8
        Change in assets and liabilities:
            Decrease (increase) in other assets                                              617           (785)
            (Decrease) increase in accrued expenses                                       (2,204)            81
            Increase (decrease) in interest payable                                          537           (161)
            Increase in income taxes payable                                               2,064            589
                                                                                       ----------     ----------
                Net cash provided by operating activities                              $  14,114      $  11,684
                                                                                       ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                    $  14,620      $   4,651
    Proceeds from maturities of securities classified available for sale                  29,144         70,032
    Purchase of securities classified available for sale                                 (33,338)       (61,625)
    Decrease (increase) in federal funds sold                                              8,500         (2,900)
    Increase in loans                                                                    (68,117)       (52,931)
    Proceeds from sale of premises and equipment                                             407             21
    Purchases of premises and equipment                                                   (3,838)        (2,231)
                                                                                       ----------     ----------
        Net cash (used in) investing activities                                         ($52,622)      ($44,983)
                                                                                       ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in certificates of deposit                                  ($66,582)     $  12,903
    Net increase  in demand, money market and saving deposits                             72,792         15,539
    Cash dividends paid                                                                   (3,236)        (3,016)
    Purchase of treasury stock                                                            (1,482)        (1,928)
    Proceeds from sale of treasury stock                                                     400            378
    Net (decrease) increase in securities sold under agreement to
       repurchase & federal funds purchased                                                 (844)         5,000
    Proceeds from short-term borrowings                                                   16,925            400
    Principal payments on short-term borrowings                                          (15,932)             -
    Proceeds from long-term borrowings                                                    20,000          6,000
    Principal payments on long-term borrowings                                           (13,920)             -
                                                                                       ----------     ----------
        Net cash provided by financing activities                                      $   8,121      $  35,276
                                                                                       ----------     ----------
        Net increase (decrease) in cash and cash equivalents                            ($30,387)     $   1,977
Cash and due from banks, beginning                                                     $  69,722      $  35,644
                                                                                       ----------     ----------
Cash and due from banks, ending                                                        $  39,335      $  37,621
                                                                                       ==========     ==========



                                                                        6 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                  2000          1999
                                                                               ---------     ---------
                                                                                (Dollars in thousands,
                                                                                except per share amounts)
Net income                                                                      $ 7,539       $ 6,297
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding losses arising during period                      ($ 1,038)     ($ 3,503)
          Less reclassification adjustment for gains included in net income         (25)         (466)
                                                                               ---------     ---------
Other comprehensive income, before tax                                         ($ 1,063)     ($ 3,969)
     Income tax expense related to items of other comprehensive income              438         1,385
                                                                               ---------     ---------
     Other comprehensive income, net of tax                                    ($   625)     ($ 2,580)
     Comprehensive income                                                       $ 6,914       $ 3,717
                                                                               =========     =========













                                                                        7 of 23

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

NOTE 2:  LOANS
The major classifications of loans at June 30, 2000 and December 31, 1999 were as follows:

                                                 June 30, 2000    December 31, 1999
                                                -----------------------------------
                                                      (Dollars in thousands)
Commercial                                      $      131,504   $          119,800
Real estate construction                                54,054               52,479
Real estate - farmland                                  16,001               15,841
Real estate - 1-4 family residential mortgage          390,817              345,114
Real estate - multifamily mortgage                      70,168               63,805
Real estate - non-farm nonresidential mortgage         216,145              213,156
Installment                                             53,099               56,470
Agricultural                                            19,407               20,126
                                                -----------------------------------
                                                $      951,195   $          886,791

Less:
     Unearned Interest                                    (138)                 107
                                                -----------------------------------
                                                $      951,333   $          886,684

Less:
    Allowance for loan losses                           11,110               10,403
                                                -----------------------------------
    Net loans                                   $      940,223   $          876,281
                                                ===================================



The real estate-mortgage category includes loans held for sale with carrying values of $2,300,000 at June 30, 2000 and $1,375,000 at December 31, 1999;
these loans had fair market values of $2,325,000 and $1,393,000 respectively.
On December 31, 1999, the installment category includes loans held for sale with carrying values of $4,115,000; these loans had a fair market value of $4,558,000.








                                                                        8 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                               Three Months Ended         Six Months Ended
                                                                     June 30,                 June 30,
                                                                2000         1999         2000         1999
                                                            --------------------------------------------------
Net income                                                  $ 3,932,000  $ 3,358,000  $ 7,539,000  $ 6,297,000
Shares:
    Weighted average common shares outstanding               13,358,126   13,628,514   13,363,559   13,658,804

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method         259,693      358,454      266,670      328,710
                                                            --------------------------------------------------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation   13,617,819   13,986,968   13,630,229   13,987,514
                                                            ==================================================
Basic earnings per share                                    $      0.29  $      0.25  $      0.56  $      0.46
                                                            ==================================================
Diluted earnings per share                                  $      0.29  $      0.24  $      0.55  $      0.45
                                                            ==================================================



NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

                                                            2000        1999
                                                          -------     -------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash payments for:
             Interest                                     $22,729     $15,614
                                                          =======     =======
             Income taxes                                 $ 2,295     $ 2,956
                                                          =======     =======













                                                                        9 of 23

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 2000 (unaudited) when compared with December 31, 1999 and the results of operations for the six months ended June 30, 2000 and 1999 (unaudited) and the results of operations for the three months ended June 30, 2000 and 1999 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

First Busey Corporation acquired First Federal Savings & Loan Association of Bloomington on October 29, 1999, when it acquired the outstanding shares of First Federal's parent Eagle BancGroup, Inc. On June 10, 2000, First Federal's name was changed to Busey Bankfsb. On this same date Busey Bank branch offices located in McLean County in Illinois were transferred to Busey Bankfsb. Busey Bankfsb had total assets of $266 million as of June 30, 2000, and $183 million as of December 31, 1999. A summary of this subsidiary's earnings for the six months ending June 30, 2000, is included in the Reportable Segments section of this report.

FINANCIAL CONDITION AT JUNE 30, 2000 AS COMPARED TO DECEMBER 31, 1999

Total assets increased $15,437,000 or 1.2%, to $1,262,560,000 at June 30, 2000
from $1,247,123,000 at December 31, 1999.

Securities available for sale decreased $11,257,000, or 5.0%, to $213,789,000 at June 30, 2000 from $225,046,000 at December 31, 1999.

Loans increased $64,649,000, or 7.3%, to $951,333,000 at June 30, 2000 from
$886,684,000 at December 31, 1999, primarily due to increases in commercial, 1-4 family mortgages, and multifamily mortgages. These increases were partially offset by decreases in installment and agricultural loans.

Total deposits increased $6,210,000, or 0.6%, to $1,034,191,000 at June 30, 2000
from $1,027,981,000 at December 31, 1999. Non-interest bearing deposits increased 19.1% to $122,682,000 at June 30, 2000 from $103,001,000 at December
31, 1999. Interest-bearing deposits decreased 1.5% to $911,509,000 at June 30, 2000 from $924,980,000 at December 31, 1999.

Short-term borrowings increased $993,000 to $49,320,000 at June 30, 2000 as compared to $48,327,000 at December 31, 1999. Long-term debt increased $6,080,000 or 10.9% to $61,929,000 at June 30, 2000, as compared to $55,849,000 at December 31, 1999.

In the first six months of 2000, the Corporation repurchased 67,964 shares of its common stock at an aggregate cost of $1,482,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options.

The following table sets forth the components of non-performing assets and past due loans.


                                                                                  June 30, 2000   December 31, 1999
                                                                                 ---------------  -----------------
                                                                                     (Dollars in thousands)
Non-accrual loans                                                                $          552   $          1,220
Loans 90 days past due, still accruing                                                      542                897
Restructured loans                                                                            -                  -
Other real estate owned                                                                     962                459
Non-performing other assets                                                                   7                  5
                                                                                 ---------------  -----------------
    Total non-performing assets                                                  $        2,063   $          2,581
                                                                                 ===============  =================
Total non-performing assets as a percentage of total assets                                0.16%              0.21%
                                                                                 ===============  =================
Total non-performing assets as a percentage of loans plus non-performing assets            0.22%              0.29%
                                                                                 ===============  =================


The ratio of non-performing assets as a percentage of total assets decreased to 0.22% at June 30, 2000 from 0.29% at December 31, 1999. This was due to decreases in the balances of non-accrual loans and loans 90 days past due and still accruing, offset partially by an increase in other real estate owned.


                                                                       10 of 23

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO JUNE 30, 1999

SUMMARY
-------

Net income for the six months ended June 30, 2000 increased 19.7% to $7,539,000 as compared to $6,297,000 for the comparable period in 1999. Diluted earnings per share increased 22.2% to $.55 at June 30, 2000 as compared to $.45 for the same period in 1999.

Operating earnings, which exclude security gains and the related tax expense, were $7,524,000, or $.55 per share for the six months ended June 30, 2000, as compared to $5,994,000, or $.43 per share for the same period in 1999.

The Corporation's return on average assets was 1.24% for the six months ended June 30, 2000, as compared to 1.32% for the comparable period in 1999. The return on average assets from operations of 1.23% for the six months ended June 30, 2000 was 3 basis points lower than the 1.26% level achieved in the comparable period of 1999.

The Corporation's net interest margin expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.83% for the six months ended June 30, 2000, as compared to 4.21% for the same period in 1999. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.57% for the six months ended June 30,
2000, compared to 3.92% for the same period in 1999.   The decrease in the net
interest margin is due to the fact that while the yield on interest-earning assets increased 23 basis points the cost of interest-bearing liabilities increased 52 basis points.

During the six months ended June 30, 2000, the Corporation recognized net security gains of approximately $15,000, after income taxes, representing 0.20% of net income. During the same period in 1999, net security gains of $303,000, after income taxes, were recognized, representing 4.8% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the six months ended June 30, 2000 increased $10,917,000 or 32.0% to $45,030,000 from $34,113,000 for the comparable period in 1999. The increase in interest income resulted from an increase in average earning assets of $248,295,000 for the period ended June 30, 2000, as compared to the same period of 1999. The average yield on interest-earning assets decreased from 7.70% for the six months ended June 30, 1999 to 7.93% for the same period in 2000. This is due to increases in the yields on all categories of interest-earning assets

INTEREST EXPENSE
----------------

Total interest expense increased $7,813,000 or 50.6% for the six months ended June 30, 2000 as compared to the prior year period. This increase resulted primarily from an increase of $254,439,000 in total interest-bearing liabilities combined with increases in costs of all categories of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $985,000 for the six months ended June 30, 2000 is $385,000 more than the provision for the comparable period in 1999. The provision and the net charge-offs for the period resulted in the reserve representing 1.17% of total loans and 539% of non-performing loans at June 30, 2000, as compared to the reserve representing 1.17% of total loans and 403% of non-performing loans at December 31, 1999. The adequacy


                                                                       11 of 23
of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security gains, increased $1,938,000 or 27.5% for the six months ended June 30, 2000 as compared to the same period in 1999. This was a combination of increases in trust revenue, commissions and brokers fees, and service charges for the six months ended June 30, 2000 as compared to the same period in 1999. As of June 30, 2000, the trust company of the Corporation had $969,188,000 in assets under care, an increase of10.2% from $879,243,000 at June 30, 2000. Gains of $520,000 were recognized on the sale of $20,323,000 of pooled loans for the six months ended June 30, 2000 as compared to gains of $520,000 on the sale of $55,751,000 of pooled loans in the prior year period. The gains recognized in the six months ending June 30, 2000 include $350,000 in gains of the sale of the Corporation's credit card loan portfolio, which had balances of $4,116,000.

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

Total other expense increased 10.4% or $1,646,000 to $17,444,000 for the six months ended June 30, 2000 as compared to the same period in 1999.

Salaries and wages expense increased $657,000 or 9.2% and employee benefits expense increased $53,000 for the six months ended June 30, 2000, as compared to the same period last year. The Corporation had 500 full-time equivalent employees as of June 30, 2000 as compared to 433 as of June 30, 1999. Occupancy and furniture and equipment expenses increased 7.9% to $3,112,000 for the six months ended June 30, 2000 from $2,883,000 in the prior year period. Data processing expense increased $370,000 to $723,000 for the six months ended June 30, 2000 from the prior year period. Most of the growth in these expenses is associated with the addition of Busey Bank fsb.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.39% for the six months ended June 30, 2000 from 1.84% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the six months ended June 30, 2000, was 56.7%, an improvement from 61.5% for the same period in 1999. When the gains on the sales of pooled loans are excluded these ratios are 57.7% and 62.7% for the six month periods ending June 30, 2000, and June 30, 1999, respectively.

Income taxes for the six months ended June 30, 2000 increased to $4,105,000 as compared to $2,850,000 for the comparable period in 1999. As a percent of income before taxes, the provision for income taxes increased to 35.3% for the six months ended June 30, 2000 from 31.2% for the same period in 1999.





                                                                       12 of 23

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AS COMPARED TO JUNE 30, 1999

SUMMARY
-------

Net income for the three months ended June 30, 2000 increased 17.1% to $3,932,000 as compared to $3,358,000 for the comparable period in 1999. Diluted earnings per share increased 20.8% to $.29 at June 30, 2000 as compared to $.24 for the same period in 1999.

Operating earnings, which exclude security gains and the related tax expense, were $3,913,000, or $.29 per share for the three months ended June 30, 2000, as compared to $3,171,000, or $.23 per share for the same period in 1999.

The Corporation's return on average assets was 1.29% for the three months ended June 30, 2000, as compared to 1.39% achieved for the comparable period in 1999. The return on average assets from operations for the three months ended June 30, 2000 of 1.28% was four basis points lower than the 1.32% level achieved in the comparable period of 1999.

The net interest margin expressed as a percentage of average earning assets was 3.92% for the three months ended June 30, 2000, a decrease of 28 basis points from the level achieved for the like period in 1999. The net interest margin expressed as a percentage of average total assets was 3.65% for the three months ended June 30, 2000, compared to 3.92% for the same period in 1999.

During the three months ended June 30, 2000, the Corporation recognized security gains of approximately $19,000, after income taxes, representing 0.48% of net income. During the same period in 1999, security gains of approximately $187,000, after income taxes, were recognized, representing 5.6% of net income.

INTEREST INCOME
---------------

Interest income on a fully taxable equivalent basis increased $5,752,000, or 33.4% for the three months ended June 30, 2000 from the same period in 1999. The increase resulted primarily from growth in average volumes of U.S. Government obligations and loans. The yield on interest earning assets increased 41 basis points for the three months ended June 30, 2000 as compared to the same period in 1999, due to increases in the yields on all categories of interest-earning assets.

INTEREST EXPENSE
----------------

Total interest expense increased $4,036,000 or 52.0% for the three months ended June 30, 2000 as compared to the prior year period. The increase is the result of growth in the average balances of all categories of interest-bearing liabilities combined with increases in costs of all categories of deposit and short-term borrowings.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 25.1% for the three months ended June 30, 2000 as compared to the same period in 1999. This was a combination of increased trust revenue, commissions and brokers fees, and service charges, offset by declines in net commissions from travel services and gains on the sale of sold loans. Gains of $74,000 were recognized on the sale of $9,386,000 of pooled loans for the three months ended June 30, 2000 as compared to gains of $306,000 on the sale of $30,296,000 of pooled loans in the prior year period.

Total other expense increased 10.9% or $856,000 to $8,729,000 for the three months ended June 30, 2000 as compared to the same period in 1999.



                                                                       13 of 23

Salaries and wages expense increased $347,000 or 9.7% and employee benefits expense increased $37,000 or 5.4% for the three months ended June 30, 2000, as compared to the same period last year. Occupancy and furniture and equipment expenses increased 4.3% to $1,570,000 for the three months ended June 30, 2000 from $1,506,000 in the prior year period. Data processing expense increased $245,000 to $430,000 for the three months ended June 30, 2000 from the prior year period.

The consolidated efficiency ratio for the three months ended June 30, 2000 was 55.4% as compared to 60.1% for the prior year period. When the gains on the sales of pooled loans are excluded, this ratio is 55.7% for the three months ended June 30, 2000 compared to 61.5% for the same period in 1999. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended June 30, 2000 increased to $2,146,000 as compared to $1,544,000 for the comparable period in 1999. As a percent of income before taxes, the provision for income taxes increased to 35.3% for the three months ended June 30, 2000 from 31.5% for the same period in 1999.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 by the Financial Accounting Standards Board. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June of 1999, Statement of Financial Accounting
Standard No. 137 was issued to extend the effective date by one year to all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Corporation does not use derivatives, management does not believe the adoption of the Statement will have a material impact on the consolidated financial statements. Statement of Financial Accounting Standard No. 138 was issued in June of 2000 and amended and clarified various issues within Statement No. 133.







                                                                       14 of 23

REPORTABLE SEGMENTS AND RELATED INFORMATION
-------------------------------------------

First Busey Corporation has three reportable segments, Busey Bank, Busey Bank fsb, and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois. Busey Bank fsb provides a full range of banking services to individual and corporate customers in McLean County.

The Corporation's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.

The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the annual report. The Corporation accounts for intersegment revenue and transfers at current market value.

                                                       June 30, 2000
                                                    First Busey
                                                         Trust &                                           Consolidated
                   Busey Bank   Busey Bank, fsb   Investment Co.   All Other      Totals    Eliminations         Totals
                  -----------------------------------------------------------------------------------------------------
Interest income   $    37,593  $          6,614  $            86  $       68  $   44,361  $         (30)  $      44,331
Interest expense       18,540             3,405                -       1,250      23,195  $          71          23,266
Other income            4,965               292            2,274      11,437      18,968  $      (9,960)          9,008
Net income              7,122               534              769       8,428      16,853  $      (9,314)          7,539
Total assets          985,164           265,741            3,459     156,096   1,410,460  $    (147,900)      1,262,560



                                                       June 30, 1999
                                  First Busey
                                       Trust &                                           Consolidated
                   Busey Bank   Investment Co.   All Other      Totals    Eliminations         Totals
                  -----------------------------------------------------------------------------------
Interest income   $    33,343  $            93  $       51  $   33,487  $           -   $      33,487
Interest expense       15,251                -         189      15,440  $          13          15,453
Other income            4,293            2,075       8,807      15,175  $      (7,664)          7,511
Net income              6,061              745       6,611      13,417  $      (7,120)          6,297
Total assets          975,559            3,944     102,742   1,082,245  $     (91,199)        991,046



LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank of Chicago. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $4,000,000 available as of June 30, 2000.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 14.6% at June 30, 2000 from
15.4% at December 31, 1999.   This is the ratio of total large liabilities to
total liabilities, and is low in comparison to the Corporation's peers. This change was due largely to a $7,290,000 decrease in time deposits over $100,000.


                                                                       15 of 23

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 2000, the Corporation earned $7,539,000 and paid dividends of $3,236,000 to stockholders, resulting in a retention of current earnings of $4,303,000. The Corporation's dividend payout for the six months ended June 30, 2000 was 42.9%. The Corporation's risk-based capital ratio was 9.46% and the leverage ratio was 5.73% as of June 30, 2000, as compared to 9.40% and 5.62% respectively as of December 31, 1999. The Corporation and its bank subsidiaries were well above all minimum required capital ratios as of June 30, 2000.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 2000.


                                                                 Rate Sensitive Within
                                     --------------------------------------------------------------------------
                                         1-30        31-90        91-180     181 Days -     Over
                                         Days         Days         Days        1 Year       1 Year      Total
                                     --------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Interest-bearing deposits            $    3,902   $        -   $        -   $         -   $      -   $    3,902
Federal funds sold                        5,000            -            -             -          -        5,000
Investment securities
    U.S. Governments                      2,927        1,936       12,882        29,647    106,459      153,851
    Obligations of states and
        political subdivisions                -            -        3,475           152     37,057       40,684
    Other securities                      7,875        1,311            -             -     10,068       19,254
Loans (net of unearned int.)            267,326       77,959       94,237       131,295    380,516      951,333
                                     --------------------------------------------------------------------------
    Total rate-sensitive assets      $  287,030   $   81,206   $  110,594   $   161,094   $534,100   $1,174,024
                                     --------------------------------------------------------------------------

Interest bearing transaction
    deposits                         $   57,113   $        -   $        -   $         -   $      -   $   57,113
Savings deposits                         91,597            -            -             -          -       91,597
Money market deposits                   303,262            -            -             -          -      303,262
Time deposits                            59,155       61,626       72,047       115,383    151,326      459,537
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements            22,736            -            -             -          -       22,736
    Other                                34,320       15,000            -             -          -       49,320
Long-term debt                           14,978        4,976        1,982        21,994     17,999       61,929
                                     --------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                  $  583,161   $   81,602   $   74,029   $   137,377   $169,325   $1,045,494
                                     --------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities    ($296,131)       ($396)  $   36,565   $    23,717   $364,775   $  128,530
                                     --------------------------------------------------------------------------

    Cumulative Gap                    ($296,131)   ($296,527)   ($259,962)    ($236,245)  $128,530
                                     ==========================================================================
    Cumulative amounts as a
       percentage of total
        rate-sensitive assets            -25.22%      -25.26%      -22.14%       -20.12%     10.95%
                                     ==========================================================================
    Cumulative ratio                       0.49         0.55         0.65          0.73       1.12
                                     ==========================================================================


The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $296.1 million in the 1-30 day and a negative rate-sensitive gap of $296.5 million in the 31-90 day repricing category. The gap beyond 90 days becomes slightly less liability sensitive as rate-sensitive assets that reprice in those time periods are greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at June 30, 2000 will benefit the Corporation more if interest rates fall during the next 90 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 90 days, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.


                                                                       16 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                             2000                             1999
                                              ------------------------------     ----------------------------
                                                Average     Income/   Yield/      Average    Income/   Yield/
                                                Balance     Expense    Rate       Balance    Expense    Rate
                                              ------------------------------     ----------------------------
                                                                     (Dollars in thousands)
ASSETS
    Federal funds sold                        $   10,932   $    295    5.43%     $  6,848   $    158    4.65%
    Investment securities
        U.S. Government obligations              170,171      4,886    5.77%      145,301      4,066    5.64%
        Obligations of states and political
            subdivisions (1)                      40,510      1,555    7.72%       39,415      1,462    7.48%
        Other securities                          20,596        528    5.16%       20,835        454    4.39%
    Loans (net of unearned interest) (1) (2)     899,662     37,766    8.44%      681,177     27,973    8.28%
                                              ---------------------              -------------------
    Total interest earning assets             $1,141,871   $ 45,030    7.93%     $893,576   $ 34,113    7.70%
                                                           ========                         ========

    Cash and due from banks                       32,898                           29,364
    Premises and equipment                        29,883                           24,730
    Reserve for possible loan losses             (10,655)                          (7,338)
    Other assets                                  32,593                           19,002
                                              -----------                        ---------

Total Assets                                  $1,226,590                         $959,334
                                              ===========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits     $   23,203   $    315    2.73%     $ 13,197   $     98    1.50%
    Savings deposits                              95,819      1,436    3.01%       85,091      1,272    3.01%
    Money market deposits                        319,608      5,199    3.27%      301,032      4,428    2.97%
    Time deposits                                461,014     12,248    5.34%      336,346      8,544    5.12%
    Short-term borrowings:
        Federal funds purchased and
          repurchase agreements                   28,030        823    5.90%        5,094        128    5.07%
        Other                                     48,915      1,748    7.19%        6,071        203    6.74%
    Long-term debt                                53,327      1,497    5.65%       28,646        780    5.49%
                                              ---------------------              -------------------
    Total interest-bearing liabilities        $1,029,916   $ 23,266    4.54%     $775,477   $ 15,453    4.02%
                                                           ========                         ========

    Net interest spread                                                3.39%                            3.68%
                                                                     =======                          =======

    Demand deposits                              105,807                           89,615
    Other liabilities                              8,847                            7,916
    Stockholders' equity                          82,020                           86,326
                                              -----------                        ---------

Total Liabilities and Stockholders' Equity    $1,226,590                         $959,334
                                              ===========                        =========

Interest income / earning assets (1)          $1,141,871   $ 45,030    7.93%     $893,576   $ 34,113    7.70%
Interest expense / earning assets             $1,141,871   $ 23,266    4.10%     $893,576   $ 15,453    3.49%
                                                           -----------------                -----------------

Net interest margin (1)                                    $ 21,764    3.83%                $ 18,660    4.21%
                                                           =================                =================

    (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.
    (2)  Non-accrual loans have been included in average loans, net of unearned interest.



                                                                       17 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                        Change due to (1)

                                                  Average     Average      Total
                                                   Volume    Yield/Rate    Change
                                                 --------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                           $    107   $        30   $   137
    Investment securities:
        U.S. Government obligations                   722            98       820
        Obligations of states and political
            subdivisions (2)                           43            50        93
        Other securities                               (5)           79        74
    Loans (2)                                       9,235           558     9,793
                                                 --------------------------------

Change in interest income (2)                    $ 10,102   $       815   $10,917
                                                 --------------------------------




Increase (decrease) in interest expense:
    Interest-bearing transaction deposits        $    105   $       112   $   217
    Savings deposits                                  164             -       164
    Money market deposits                             289           482       771
    Time deposits                                   3,319           385     3,704
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                670            25       695
        Other                                       1,530            15     1,545
    Long-term debt                                    695            22       717
                                                 --------------------------------

Change in interest expense                       $  6,772   $     1,041   $ 7,813
                                                 --------------------------------

Increase in net interest income (2)              $  3,330         ($226)  $ 3,104
                                                 ================================


  (1)  Changes due to both rate and volume have been allocated proportionally.
  (2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.





                                                                       18 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 2000 AND 1999

                                                             2000                             1999
                                              ------------------------------     ----------------------------
                                                Average     Income/   Yield/      Average    Income/   Yield/
                                                Balance     Expense    Rate       Balance    Expense    Rate
                                              ------------------------------     ----------------------------
                                                                    (Dollars in thousands)
  ASSETS
    Federal funds sold                        $    7,318   $     96    5.28%     $  3,203   $     37    4.63%
    Investment securities
        U.S. Government obligations              162,966      2,327    5.74%      141,249      1,950    5.54%
        Obligations of states and political
            subdivisions (1)                      40,503        780    7.75%       40,363        748    7.43%
        Other securities                          19,887        286    5.78%       20,683        230    4.46%
    Loans (net of unearned interest) (1) (2)     913,762     19,473    8.57%      695,931     14,245    8.21%
                                              ---------------------              -------------------
    Total interest earning assets             $1,144,436   $ 22,962    8.07%     $901,429   $ 17,210    7.66%
                                                           ========                         ========

    Cash and due from banks                       32,143                           29,017
    Premises and equipment                        30,246                           24,960
    Reserve for possible loan losses             (10,799)                          (7,472)
    Other assets                                  32,561                           18,290
                                              -----------                        ---------

Total Assets                                  $1,228,587                         $966,224
                                              ===========                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits     $   26,053   $    177    2.73%     $ 13,117   $     47    1.44%
    Savings deposits                              93,773        704    3.02%       84,333        627    2.98%
    Money market deposits                        313,384      2,608    3.35%      301,324      2,183    2.91%
    Time deposits                                461,297      6,249    5.45%      338,187      4,270    5.06%
    Short-term borrowings:
        Federal funds purchased and
          repurchase agreements                   30,981        467    6.06%        9,657        123    5.11%
        Other                                     50,164        882    7.07%        6,200        103    6.66%
    Long-term debt                                52,952        714    5.43%       30,165        412    5.48%
                                              ---------------------              -------------------
    Total interest-bearing liabilities        $1,028,604   $ 11,801    4.61%     $782,983   $  7,765    3.98%
                                                           ========                         ========

    Net interest spread                                                3.46%                            3.68%
                                                                     =======                          =======

    Demand deposits                              107,808                           89,255
    Other liabilities                              9,438                            7,887
    Stockholders' equity                          82,737                           86,099
                                              -----------                        ---------

Total Liabilities and Stockholders' Equity    $1,228,587                          966,224
                                              ===========                        =========

Interest income / earning assets (1)          $1,144,436   $ 22,962    8.07%     $901,429   $ 17,210    7.66%
Interest expense / earning assets             $1,144,436   $ 11,801    4.15%     $901,429      7,765    3.45%
                                                           -----------------                -----------------

Net interest margin (1)                                    $ 11,161    3.92%                $  9,445    4.20%
                                                           =================                =================


    (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.
    (2)  Non-accrual loans have been included in average loans, net of unearned interest.



                                                                       19 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 2000 AND 1999

                                                         Change due to (1)

                                                  Average      Average     Total
                                                   Volume    Yield/Rate    Change
                                                 --------------------------------
                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                           $     53   $         6   $    59
    Investment securities:
        U.S. Government obligations                   304            73       377
        Obligations of states and political
            subdivisions (2)                            2            30        32
        Other securities                               (8)           64        56
    Loans (2)                                       4,584           644     5,228
                                                 --------------------------------

Change in interest income (2)                    $  4,935   $       817   $ 5,752
                                                 --------------------------------




Increase (decrease) in interest expense:
    Interest-bearing transaction deposits        $     67   $        63   $   130
    Savings deposits                                   69             8        77
    Money market deposits                              89           336       425
    Time deposits                                   1,638           341     1,979
    Short-term borrowings:
        Federal funds purchased and repurchase
            Agreements                                316            28       344
        Other                                         773             6       779
    Long-term debt                                    306            (4)      302
                                                 --------------------------------

Change in interest expense                       $  3,258   $       778   $ 4,036
                                                 --------------------------------

Increase in net interest income (2)              $  1,677   $        39   $ 1,716
                                                 ================================


  (1)  Changes due to both rate and volume have been allocated proportionally.
  (2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.





                                                                       20 of 23

                      ITEM 3.  QUANTITATIVE AND QUALITATIVE
                           DISCLOSURE ABOUT MARKET RISK

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

The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time
periods.    The Funds Management Policy established by the asset-liability committee and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 15.

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of June 30, 2000, is as follows:


                                                                Basis Point Changes
                                                        ----------------------------------
                                                          -200     -100     +100     +200
                                                        ----------------------------------
Percentage change in net interest income due to an
Immediate change in interest over a one-year period     (0.07%)  (0.01%)  (1.35%)  (4.02%)












                                                                       21 of 23

                           PART II - OTHER INFORMATION

ITEM 1:     Legal Proceedings
               Not Applicable

ITEM 2:     Changes in Securities and Use of Proceeds
               Not Applicable

ITEM 3:     Defaults Upon Senior Securities
               Not Applicable

ITEM 4:     Submission of Matters to a Vote of Security Holders
               Not Applicable

ITEM 5:     Other Information
               Not Applicable

ITEM 6:     Exhibits and Reports on Form 8-K
               There were no reports on Form 8-K filed during the six months ending June 30, 2000.















                                                                       22 of 23

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                               By:  //Barbara J. Jones//
                                    -------------------------------------------

                                    Barbara J. Jones
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)



Date:     August 14, 2000















                                                                       23 of 23