Form 10-Q
period 2000-09-30
FIRST BUSEY CORP /NV/
filed 2000-11-15
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2000            Commission File No. 0-15950


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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.


Class                               Outstanding at October 31, 2000
-------------------------------------------------------------------
Common Stock, without par value                 13,461,842



                                                                        1 of 23

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


















                                                                        2 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30, 2000     December 31, 1999
                                                                             ------------------     -----------------
                                                                                    (Dollars in thousands)
ASSETS

Cash and due from banks                                                         $    49,395            $    69,722

Federal funds sold                                                                   15,100                 13,500

Securities available for sale (amort. cost 2000  $212,843;  1999  $221,601)         217,352                225,046

Loans (net of unearned  interest)                                                   987,014                886,684
Allowance for loan losses                                                           (11,698)               (10,403)
                                                                                ------------           ------------
    Net loans                                                                   $   975,316            $   876,281

Premises and equipment                                                               31,272                 28,647
Goodwill and other intangibles                                                       13,608                 14,344
Other assets                                                                         20,959                 19,583
                                                                                ------------           ------------
        Total assets                                                            $ 1,323,002            $ 1,247,123
                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                        $   121,370            $   103,001
    Interest bearing                                                                986,284                924,980
                                                                                ------------           ------------
    Total deposits                                                              $ 1,107,654            $ 1,027,981

Securities sold under agreements to repurchase                                       22,952                 23,580
Short-term borrowings                                                                38,320                 48,327
Long-term debt                                                                       54,951                 55,849
Other liabilities                                                                    10,962                  9,102
                                                                                ------------           ------------
        Total liabilities                                                       $ 1,234,839            $ 1,164,839
                                                                                ------------           ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                 $         -            $         -
Common stock                                                                          6,291                  6,291
Surplus                                                                              21,962                 21,750
Retained earnings                                                                    71,836                 65,572
Accumulated other comprehensive income                                                3,158                  2,074
                                                                                ------------           ------------
        Total stockholders' equity before treasury stock, unearned ESOP         $   103,247            $    95,687
         shares and deferred compensation for stock grants
Treasury stock, at cost                                                             (12,453)               (10,773)
Unearned ESOP shares and deferred compensation for stock grants                      (2,631)                (2,630)
                                                                                ------------           ------------
        Total stockholders' equity                                              $    88,163            $    82,284
                                                                                ------------           ------------
        Total liabilities and stockholders' equity                              $ 1,323,002            $ 1,247,123
                                                                                ============           ============

Common Shares outstanding at period end                                          13,468,545             13,538,809
                                                                                ============           ============






                                                                        3 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                2000        1999
                                                             ---------    ---------
                                                             (Dollars in thousands,
                                                             except per share amounts)

INTEREST INCOME:
    Interest and fees on loans                                 $58,525     $42,930
    Interest and dividends on investment securities:
        Taxable interest income                                  7,898       6,900
        Non-taxable interest income                              1,522       1,445
        Dividends                                                   95          95
    Interest on federal funds sold                                 317         175
                                                               -------     --------
        Total interest income                                  $68,357     $51,545
                                                               -------     --------

INTEREST EXPENSE:
    Deposits                                                   $30,008     $21,962
    Short-term borrowings                                        4,186         834
    Long-term debt                                               2,183       1,300
                                                               -------     --------
        Total interest expense                                 $36,377     $24,096
                                                               -------     --------
        Net interest income                                    $31,980     $27,449
Provision for loan losses                                        1,675         900
                                                               -------     --------
        Net interest income after provision for loan losses    $30,305     $26,549
                                                               -------     --------

OTHER INCOME:
    Trust                                                      $ 3,249     $ 2,983
    Commissions and brokers' fees, net                           1,408       1,071
    Service charges on deposit accounts                          3,886       2,554
    Other service charges and fees                               1,570       1,621
    Security gains, net                                            347         696
    Trading security gains (losses), net                             -          (1)
    Net commissions from travel services                           700         838
    Gain on sales of pooled loans                                  827         759
    Other operating income                                       1,359         810
                                                               -------     --------
        Total other income                                     $13,346     $11,331
                                                               -------     --------

OTHER EXPENSES:
    Salaries and wages                                         $11,908     $10,776
    Employee benefits                                            2,174       2,076
    Net occupancy expense of bank premises                       2,214       2,009
    Furniture and equipment expenses                             2,561       2,505
    Data processing                                                955         553
    Stationery, supplies and printing                              750         651
    Amortization of intangible assets                            1,165         826
    Other operating expenses                                     4,772       4,446
                                                               -------     --------
        Total other expenses                                   $26,499     $23,842
                                                               -------     --------
        Income before income taxes                             $17,152     $14,038
        Income taxes                                             6,080       4,287
                                                               -------     --------
        NET INCOME                                             $11,072     $ 9,751
                                                               =======     ========

BASIC EARNINGS PER SHARE                                       $  0.83     $  0.71
                                                               =======     ========
DILUTED EARNINGS PER SHARE                                     $  0.81     $  0.70
                                                               =======     ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $  0.36     $  0.33
                                                               =======     ========



                                                                        4 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                 2000          1999
                                                              ---------     ---------
                                                              (Dollars in thousands,
                                                              except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                  $20,914       $15,071
    Interest and dividends on investment securities:
        Taxable interest income                                   2,548         2,445
        Non-taxable interest income                                 511           495
        Dividends                                                    31            30
    Interest on federal funds sold                                   22            17
                                                                -------       -------
        Total interest income                                   $24,026       $18,058
                                                                -------       -------

INTEREST EXPENSE:
    Deposits                                                    $10,810       $ 7,620
    Short-term borrowings                                         1,615           503
    Long-term debt                                                  686           520
                                                                -------       -------
        Total interest expense                                  $13,111       $ 8,643
                                                                -------       -------
        Net interest income                                     $10,915       $ 9,415
Provision for loan losses                                           690           300
                                                                -------       -------
        Net interest income after provision for loan losses     $10,225       $ 9,115
                                                                -------       -------

OTHER INCOME:
    Trust                                                       $   993       $   933
    Commissions and brokers' fees, net                              453           352
    Service charges on deposit accounts                           1,378           995
    Other service charges and fees                                  425           572
    Security gains, net                                             322           230
    Net commissions from travel services                            216           244
    Gain on sales of pooled loans                                   307           239
    Other operating income                                          244           255
                                                                -------       -------
        Total other income                                      $ 4,338       $ 3,820
                                                                -------       -------

OTHER EXPENSES:
    Salaries and wages                                          $ 4,107       $ 3,632
    Employee benefits                                               726           681
    Net occupancy expense of bank premises                          779           695
    Furniture and equipment expenses                                884           936
    Data processing                                                 232           200
    Stationery, supplies and printing                               297           187
    Amortization of intangible assets                               369           239
    Other operating expenses                                      1,661         1,474
                                                                -------       -------
        Total other expenses                                    $ 9,055       $ 8,044
                                                                -------       -------
        Income before income taxes                              $ 5,508       $ 4,891
        Income taxes                                              1,975         1,437
                                                                -------       -------
        NET INCOME                                              $ 3,533       $ 3,454
                                                                =======       =======

BASIC EARNINGS PER SHARE                                        $  0.27       $  0.25
                                                                =======       =======

DILUTED EARNINGS PER SHARE                                      $  0.26       $  0.25
                                                                =======       =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                    $  0.12       $  0.11
                                                                =======       =======




                                                                        5 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                          2000           1999
                                                                                       ----------     -----------
                                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $  11,072      $    9,751
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      3,906           3,293
        Provision for loan losses                                                          1,675             900
        Decrease in deferred income taxes                                                   (513)           (774)
        Amortization of investment security discounts                                       (245)            (96)
        Gain on sales of investment securities, net                                         (347)           (696)
        Proceeds from sales of pooled loans                                               40,834          77,232
        Loans originated for sale                                                        (39,972)        (68,103)
        Gain on sale of pooled loans                                                        (827)           (759)
        Loss on sales and dispositions of premises and equipment                               1              20
        Change in assets and liabilities:
           Increase in other assets                                                       (2,105)         (2,258)
           (Decrease) increase in accrued expenses                                        (1,564)            365
           Increase in interest payable                                                      744              27
           Increase (decrease) in income taxes payable                                     2,680            (105)
                                                                                       ----------     -----------
                Net cash provided by operating activities                              $  15,339      $   18,797
                                                                                       ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                    $  16,245      $    5,978
    Proceeds from maturities of securities classified available for sale                  29,268          80,244
    Purchase of securities classified available for sale                                 (35,433)        (96,524)
    Increase in federal funds sold                                                        (1,600)        (24,700)
    Increase in loans                                                                   (100,745)        (81,901)
    Purchases of premises and equipment                                                   (5,828)         (2,790)
    Proceeds from sales of premises and equipment                                            576              26
                                                                                       ----------     -----------
                Net cash (used in) investing activities                                 ($97,517)      ($119,667)
                                                                                       ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in certificates of deposit                                               45,773          54,043
    Net increase in demand, money market and saving deposits                              33,900           5,323
    Cash dividends paid                                                                   (4,808)         (4,514)
    Purchase of treasury stock                                                            (1,881)         (4,249)
    Proceeds from sale of treasury stock                                                     400           1,033
    Proceeds from short-term borrowings                                                   55,925           2,400
    Principal payments on short-term borrowings                                          (65,932)           (900)
    Proceeds from long-term borrowings                                                    18,000          16,000
    Principal payments on long-term borrowings                                           (18,898)              -
    Net increase (decrease) in federal funds purchased,
       repurchase agreements and Federal Reserve discount borrowings                        (628)         23,776
                                                                                       ----------     -----------
                Net cash provided by financing activities                              $  61,851      $   92,912
                                                                                       ----------     -----------

                Net decrease in cash and cash equivalents                               ($20,327)        ($7,958)

Cash and due from banks, beginning                                                        69,722          35,644
                                                                                       ----------     -----------

Cash and due from banks, ending                                                        $  49,395      $   27,686
                                                                                       ==========     ===========




                                                                        6 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CONSOLIDATED INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                              2000        1999
                                                                            -------     --------
                                                                            (Dollars in thousands,
                                                                            except per share amounts)
Net Income                                                                  $11,072      $9,751
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains (losses) arising during period               $ 2,141     ($4,226)
      Less reclassification adjustment for gains included in net income         347         696
                                                                            -------     --------
Other comprehensive income, before tax                                      $ 1,794     ($4,922)
   Income tax expense related to items of other comprehensive income        $   710     ($1,465)
                                                                            -------     --------
   Other comprehensive income, net of tax                                   $ 1,084     ($3,457)
                                                                            -------     --------
   Comprehensive income                                                     $12,156      $6,294
                                                                            =======     ========




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

NOTE 2:  LOANS

The major classifications of loans at September 30, 2000 and December 31, 1999 were as follows:


                                                 September 30, 2000    December 31, 1999
                                                ----------------------------------------
                                                          (Dollars in thousands)
Commercial                                      $           134,846   $          119,800
Real estate construction                                     64,479               52,479
Real estate - farmland                                       15,692               15,841
Real estate - 1-4 family residential mortgage               406,063              345,114
Real estate - multifamily mortgage                           64,633               63,805
Real estate - non-farm nonresidential mortgage              228,186              213,156
Installment                                                  52,363               56,470
Agricultural                                                 20,541               20,126
                                                ----------------------------------------
                                                $           986,803   $          886,791
Less: unearned interest                                        (211)                 107
                                                ----------------------------------------
Less:                                           $           987,014   $          886,684
    Allowance for loan losses                                11,698               10,403
                                                ----------------------------------------
    Net loans                                   $           975,316   $          876,281
                                                ========================================


The real estate-mortgage category includes loans held for sale with carrying values of $5,404,000 at
September 30, 2000 and $1,375,000 at December 31, 1999; these loans had fair market values of $5,455,000 and $1,393,000 respectively. On December 31, 1999, the installment category includes loans held for sale with carrying values of $4,115,000; these loans had a fair market value of $4,558,000.



                                                                        7 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:


                                                              Three Months Ended         Nine Months Ended
                                                                 September 30,             September 30,
                                                               2000         1999         2000         1999
                                                           -----------  -----------  -----------  -----------
Net income                                                 $ 3,533,000  $ 3,454,000  $11,072,000  $ 9,751,000
Shares:
    Weighted average common shares outstanding              13,350,088   13,602,302   13,359,036   13,639,763

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method        216,975      325,042      249,984      324,474
                                                           -----------  -----------  -----------  -----------
    Weighted average common shares outstanding,
        as adjusted                                         13,567,063   13,927,344   13,609,020   13,967,237
                                                           ===========  ===========  ===========  ===========

Basic earnings per share                                   $      0.27  $      0.25  $      0.83  $      0.71
                                                           -----------  -----------  -----------  -----------
Diluted earnings per share                                 $      0.26  $      0.25  $      0.81  $      0.70
                                                           -----------  -----------  -----------  -----------




NOTE 4: SUPPLEMENTAL CASH FLOW DISCLOSURES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.


                                                            2000     1999
                                                          -------  -------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
            Interest                                      $35,633  $24,069
                                                          =======  =======

           Income taxes                                   $ 3,921  $ 4,392
                                                          =======  =======








                                                                        8 of 23

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 2000 (unaudited) when compared with December 31, 1999 and the results of operations for the nine months ended September 30, 2000 and 1999 (unaudited) and the results of operations for the three months ended September 30, 2000 and 1999 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

First Busey Corporation acquired First Federal Savings & Loan Association of Bloomington on October 29, 1999, when it acquired the outstanding shares of First Federal's parent Eagle BancGroup, Inc. On June 10, 2000, First Federal's name was changed to Busey Bankfsb. On this same date, Busey Bank branch offices located in McLean County in Illinois were transferred to Busey Bankfsb. Busey Bankfsb had total assets of $273 million as of September 30, 2000, and $183 million as of December 31, 1999. A summary of this subsidiary's earning for the nine months ending September 30, 2000, is included in the Reportable Segments section of this report.


FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AS COMPARED TO DECEMBER 31, 1999

Total assets increased $75,879,000, or 6.1%, to $1,323,002,000 at September 30, 2000 from $1,247,123,000 at December 31, 1999.

Securities available for sale decreased $7,694,000, or 3.4%, to $217,352,000 at September 30, 2000 from $225,046,000 at December 31, 1999.

Loans increased $100,330,000 or 11.3%, to $987,014,000 at September 30, 2000
from $886,684,000 at December 31, 1999, primarily due to increases in commercial and mortgage loans. Loan growth has occurred in all markets, but it has been especially strong in Busey Bank's loan production office in Fort Meyers, Florida, and its branch office in Indianapolis, Indiana. Loan growth in these two markets represents $45,681,000 of the total loan growth during the nine month period.

With recent changes in the interest-rate environment, the Corporation has chosen to fund its asset growth primarily through deposit growth rather than through higher-cost short-term debt instruments. Total deposits increased $79,673,000, or 7.8%, to $1,107,654,000 at September 30, 2000 from $1,027,981,000 at December
31, 1999. Non-interest bearing deposits increased 17.8% to $121,370,000 at September 30, 2000 from $103,001,000 at December 31, 1999. Interest-bearing deposits increased 6.6% to $986,284,000 at September 30, 2000 from $924,890,000 at December 31, 1999. Short-term borrowings decreased $10,007,000 to $38,320,000 at September 30, 2000, as compared to $48,327,000 at December 31, 1999.

In the first nine months of 2000, the Corporation repurchased 90,964 shares of its common stock at an aggregate cost of $1,881,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options.





                                                                        9 of 23

The following table sets forth the components of non-performing assets and past due loans.


                                                                       September 30, 2000     December 31,1999
                                                                       ------------------     ----------------
                                                                                 (Dollars in thousands)
Non-accrual loans                                                      $             299      $        1,220
Loans 90 days past due, still accruing                                             2,836                 897
Restructured loans                                                                     -                   -
Other real estate owned                                                              952                 929
Non-performing other assets                                                            1                   5
                                                                       ------------------     ---------------
    Total non-performing assets                                        $           4,088      $        3,051
                                                                       ==================     ===============
Total non-performing assets as a percentage of total assets                         0.31%               0.24%
                                                                       ==================     ===============
Total non-performing assets as a percentage of loans plus non-
performing assets                                                                   0.41%               0.34%
                                                                       ==================     ===============


The ratio of non-performing assets to loans plus non-performing assets increased to 0.41% at September 30, 2000 from 0.34% at December 31, 1999. This was due primarily to an increase in the balance of loans 90 days past due and still accruing, partially offset by a decrease in non-accrual loans.




RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO SEPTEMBER 30, 1999


SUMMARY
-------

Net income for the nine months ended September 30, 2000 increased 13.5% to $11,072,000 as compared to $9,751,000 for the comparable period in 1999. Diluted earnings per share increased 15.7% to $.81 at September 30, 2000 as compared to $.70 for the same period in 1999.

Operating earnings, which exclude security gains and the related tax expense, were $10,863,000, or $.80 per share for the nine months ended September 30, 2000, as compared to $9,299,000, or $.67 per share for the same period in 1999.

The Corporation's return on average assets was 1.19% for the nine months ended September 30, 2000, as compared to 1.33% for the comparable period in 1999. The return on average assets from operations of 1.17% for the nine months ended September 30, 2000 was 10 basis points lower than the 1.27% level achieved in the comparable period of 1999.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.81% for the nine months ended September 30, 2000, or 35 basis points lower than the 4.16% for the same period in 1999. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.54% for the nine months ended September 30, 2000, compared to 3.88% for the same period in 1999. As interest rates have risen, the cost of interest-bearing liabilities has increased by greater degree than the yields earned on interest-earning assets have increased.

During the nine months ended September 30, 2000, the Corporation recognized security gains of approximately $209,000, after income taxes, representing 1.9% of net income. During the same period in 1999, security gains of $452,000, after income taxes, were recognized, representing 4.6% of net income.


INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2000 increased 32.1% to $69,337,000 from $52,495,000 for the comparable period in 1999. The increase in interest income resulted primarily from an increase in average earning assets of $244,550,000 for the period ended September 30, 2000, as compared to the same period of 1999. Particularly significant is the large growth in loan volumes which produce higher yields than


                                                                       10 of 23
the other categories of interest-earning assets. Increases in the yields earned on all categories of interest-earning assets also contributed to the growth in interest income. The average yield on interest-earning assets increased from 7.69% to 8.01% in the current period when compared to the same period in 1999.


INTEREST EXPENSE
----------------

Total interest expense increased $12,281,000 or 51.0% for the nine months ended September 30, 2000 as compared to the prior year period. Again, volume growth in the average balances of all interest-bearing liability categories is the primary reason for this increase, with the increase in the rates paid on most categories of interest-bearing liabilities also contributing to the growth in interest expense.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $1,675,000 for the nine months ended September 30, 2000 is $775,000 more than the provision for the comparable period in 1999. The provision and the net charge-offs of $380,000 for the period resulted in the reserve representing 1.19% of total loans and 286% of non-performing loans at September 30, 2000, as compared to the reserve representing 1.17% of total loans and 341% of non-performing loans at December 31, 1999. While rapid growth in the loan portfolio is the primary reason for the large increase in the provision expense, several other factors contributed to management's decision to add to the allowance for loan losses. These contributing factors include increased pressure on adjustable rate borrowers due to rising interest rates, downturns in certain economic sectors such as agriculture, rapid growth in expanded geographic markets, and growth in both the number and dollar volume of large balance loan customers. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, recent credit quality experience, and prevailing economic conditions.


OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security gains, increased $2,364,000 or 22.2% for the nine months ended September 30, 2000, as compared to the same period in 1999. This increase is due primarily to growth in trust, commissions and brokers' fees, and service charges on deposit accounts. Gains of $827,000 were recognized on the sale of $40,007,000 of pooled loans for the nine months ended September 30, 2000 as compared to gains of $759,000 on the sale of $76,473,000 of pooled loans in the prior year period.

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

Total other expenses increased 11.1% or $2,657,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. Most of the change in these other expense categories can be attributed to the growth associated with the acquisition of Busey Bankfsb.

Salaries and wages expense increased $1,132,000 or 10.5%, and employee benefits expense increased $98,000 or 4.7% for the nine months ended September 30, 2000,
as compared to the same period last year.   The Corporation had 495 full time
equivalent employees as of September 30, 2000 as compared to 430 as of September 30, 1999. Occupancy and furniture and equipment expenses increased 5.8% to $4,775,000 for the nine months ended September 30, 2000 from $4,514,000 in the prior year period. Data processing expense increased $402,000 to $955,000 for the nine months ended September 30, 2000 from the prior year period. During June of 2000, Busey Bankfsb converted from its existing outsourced data processor to a solution provided in-house by Busey Bank. Nonrecurring costs associated with this conversion and included in 2000 data processing expenses totaled $180,000. Amortization expense increased $339,000 for the nine months ended September 30, 2000 as compared to the same period in 1999 due to the First Federal acquisition.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.5% for the nine months ended September 30, 2000 from 1.80% in the prior year period as a result of the income and expense items described above.


                                                                       11 of 23

The Corporation's efficiency ratio is defined as operating expenses divided by net revenue. (More specifically it is defined as non-interest expense expressed as a percentage of the sum of tax equivalent net interest income and non-interest income, excluding security gains). The consolidated efficiency ratio for the nine months ended
September 30, 2000 was 57.7% as compared to 61.1% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 58.7% and 62.3%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the nine months ended September 30, 2000 increased to $6,080,000 as compared to $4,287,000 for the comparable period in 1999. As a percent of income before taxes, the provision for income taxes increased to 35.4% for the nine months ended September 30, 2000 from 30.5% for the same period in 1999. The increase in the ratio of tax expense to income before taxes can be largely attributed to the addition of state income taxes. During 1999 and prior years the Corporation had state net operating losses available to offset current income in the calculation of state taxable income. These net operating losses were fully utilized during 1999.




RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO SEPTEMBER 30, 1999


SUMMARY
-------

Net income for the three months ended September 30, 2000 increased 2.3% to $3,533,000 as compared to $3,454,000 for the comparable period in 1999. Diluted earnings per share increased 4.0% to $.26 at September 30, 2000 as compared to $.25 for the same period in 1999.

Operating earnings, which exclude security gains and the related tax expense, were $3,339,000, or $.25 per share for the three months ended September 30, 2000, as compared to $3,304,000, or $.24 per share for the same period in 1999.

The Corporation's return on average assets was 1.10% for the three months ended September 30, 2000, as compared to 1.35% achieved for the comparable period in 1999. The return on average assets from operations of 1.04% for the three months ended September 30, 2000 is 25 basis points lower than the 1.29% level achieved in the comparable period of 1999.

The net interest margin expressed as a percentage of average earning assets was 3.76% for the three months ended September 30, 2000, or 31 basis points lower than the 4.07% level achieved for the like period in 1999. The net interest margin expressed as a percentage of average total assets was 3.50% for the three months ended September 30, 2000, or 30 basis points lower than the 3.80% for the same period in 1999.

During the three months ended September 30, 2000, the Corporation recognized security gains of approximately $194,000, after income taxes, representing 5.5% of net income. During the same period in 1999, security gains of approximately $150,000, after income taxes, were recognized, representing 4.3% of net income.


INTEREST INCOME
---------------

Interest income on a fully taxable equivalent basis increased $5,925,000 or 32.2% for the three months ended September 30, 2000 from the same period in 1999. The increase resulted from a higher level of interest income on greater average volumes of loans outstanding for the three months ended September 30, 2000 as compared to the same period of 1999, combined with higher yields on all categories of interest-earning assets. The yield on interest earning assets increased 46 basis points for the three months ended September 30, 2000 as compared to the same period in 1999.


INTEREST EXPENSE
----------------

Total interest expense increased $4,468,000, or 51.7%, for the three months ended September 30, 2000 as compared to the prior year period. This increase


                                                                       12 of 23
resulted primarily from increases in the average volumes of all categories of interest-bearing liabilities. Again, increases in the rates paid on all categories of interest-bearing liabilities except long-term debt also contributed to the increase in interest expense.


OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased $426,000 or 11.9% for the three months ended September 30, 2000 as compared to the same period in 1999. This was a combination of increased trust revenue, commissions and brokers' fees, service charges on deposit accounts, and gains on sales of pooled loans. Gains of $307,000 were recognized on the sale of $19,734,000 of pooled loans for the three months ended September 30, 2000 as compared to gains of $239,000 on the sale of $20,723,000 of pooled loans in the prior year period.

Total other expenses increased 12.6% or $1,011,000 for the three months ended September 30, 2000 as compared to the same period in 1999.

Salaries and wages expense increased $475,000 or 13.1% and employee benefits expense increased $45,000 or 6.6% for the three months ended September 30, 2000,
as compared to the same period last year.   Occupancy and
furniture and equipment expenses increased 2.0% to $1,663,000 for the three months ended September 30, 2000 from $1,631,000 in the prior year period.

The consolidated efficiency ratio for the three months ended September 30, 2000 was 59.4% as compared to 60.4% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 60.6% and 61.5%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended September 30, 2000 increased to $1,975,000 as compared to $1,437,000 for the comparable period in 1999. As a percent of income before taxes, the provision for income taxes increased to 35.9% for the three months ended September 30, 2000 from 29.9% for the same period in 1999.


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

In September of 2000, Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued to replace Statement of Financial Accounting Standard No. 125 which was issued in June 1996. Statement No. 125 addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. Statement No. 140 resolves implementation issues which arose as a result of Statement No. 125, but carries forward most of Statement No. 125's provisions. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures related to securitization transacations and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of Statement No. 140 will have a significant impact on the consolidated financial statements.

In December of 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition.


                                                                       13 of 23

The Corporation will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have significant effect on the consolidated financial statements.


REPORTABLE SEGMENTS AND RELATED INFORMATION
-------------------------------------------

First Busey Corporation has three reportable segments, Busey Bank, Busey Bankfsb, and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois. Busey Bankfsb provides a full range of banking services to individual and corporate customers in McLean County.

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


                                                             September 30, 2000
                  --------------------------------------------------------------------------------------------------------
                                                 First Busey
                                                   Trust &                                                    Consolidated
                   Busey Bank  Busey Bank(fsb)   Investment Co.   All Other       Totals      Eliminations       Totals
                  --------------------------------------------------------------------------------------------------------
Interest income   $    56,366  $        11,805  $           133  $      104  $      68,408   $         (51)  $      68,357
Interest expense       28,144            6,251                -       1,920         36,315              62          36,377
Other income            7,492              680            3,281      16,132         27,585         (14,239)         13,346
Net income             10,355            1,051            1,096      11,509         24,011         (12,939)         11,072
Total assets        1,036,795          273,328            3,554     133,069      1,446,746        (123,744)      1,323,002



                                                             September 30, 1999
                  --------------------------------------------------------------------------------------------------------
                                First Busey
                                  Trust &                                                     Consolidated
                   Busey Bank   Investment Co.     All Other       Totals     Eliminations       Totals
                  -----------------------------------------------------------------------------------------
Interest income   $    51,323  $           143  $            80  $   51,546  $          (1)  $      51,545
Interest expense       23,788                -              288      24,076             20          24,096
Other income            6,574            3,045           13,380      22,999        (11,668)         11,331
Net income              9,341            1,045           10,209      20,595        (10,844)          9,751
Total assets        1,036,211            3,873          103,430   1,143,514        (92,471)      1,051,043









                                                                       14 of 23

LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation generally does not rely upon the purchases of federal funds for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $4,700,000 available as of September 30, 2000.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased to 18.2% at September 30, 2000
from 15.4% at December 31, 1999.   This is the ratio of total large liabilities
to total liabilities, and is low in comparison to the Corporation's peers. This increase was due largely to a $56,647,000 increase in time deposits over $100,000 offset partially by a $10,635,000 decrease in short-term debt.


CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 2000, the Corporation earned $11,072,000 and paid dividends of $4,808,000 to stockholders, resulting in a retention of current earnings of $6,264.000. The Corporation's dividend payout for the nine months ended September 30, 2000 was 43.4%. The Corporation's risk-based capital ratio was 9.37% and the leverage ratio was 5.68% as of September 30, 2000, as compared to 9.40% and 5.62% respectively as of December 31, 1999. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of September 30, 2000.


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









                                                                       15 of 23

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 2000.

                                                                Rate Sensitive Within
                                     --------------------------------------------------------------------------
                                         1-30        31-90       91-180      181 Days -     Over
                                         Days         Days         Days        1 Year       1 Year     Total
                                     --------------------------------------------------------------------------
                                                                (Dollars in thousands)

Interest bearing deposits            $    3,546   $        -   $        -   $         -   $      -   $    3,546
Federal Funds Sold                       15,100            -            -             -          -       15,100
Investment securities
    U.S. Governments                      2,938       16,869       18,863        27,846     88,497      155,013
    Obligations of states and
        political subdivisions              638        2,741           94           158     37,796       41,427
    Other securities                      8,073        1,400            -            50     11,389       20,912
Loans (net of unearned int.)            281,923       90,734       89,799       129,992    394,566      987,014
                                     --------------------------------------------------------------------------
    Total rate-sensitive assets      $  312,218   $  111,744   $  108,756   $   158,046   $532,248   $1,223,012
                                     --------------------------------------------------------------------------

Interest bearing transaction
    deposits                         $   48,737   $        -   $        -   $         -   $      -   $   48,737
Savings deposits                         87,947            -            -             -          -       87,947
Money market deposits                   319,546            -            -             -          -      319,546
Time deposits                            47,465       67,988       86,249       197,787    130,565      530,054
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements            22,952            -            -             -          -       22,952
    Other                                33,320        5,000                                             38,320
Long-term debt                            1,978        4,985       21,988             -     26,000       54,951
                                     --------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                  $  561,945   $   77,973   $  108,237   $   197,787   $156,565   $1,102,507
                                     --------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities    ($249,727)  $   33,771   $      519      ($39,741)  $375,683   $  120,505
                                     --------------------------------------------------------------------------


    Cumulative gap                    ($249,727)   ($215,956)   ($215,437)    ($255,178)  $120,505
                                     ==============================================================
    Cumulative gap as a
       percentage of total
       rate-sensitive assets             -20.42%      -17.66%      -17.62%       -20.86%      9.85%
                                     ==========================================================================
    Cumulative ratio (cumulative
       RSA/RSL)                            0.56         0.66         0.71          0.73       1.11
                                     ==========================================================================


The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $249.7 million in the 1-30 day repricing category. The gap becomes slightly less liability sensitive in the periods from 31 to 180 days as rate-sensitive assets that reprice are greater in volume than rate- sensitive liabilities that are subject to repricing in the same respective time periods. In the period from 181 days to one-year, the gap again becomes liability-sensitive, and then switches back to an asset-sensitive position beyond one year. The composition of the gap structure at September 30, 2000, will benefit the Corporation more if interest rates fall during the next 30 days by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets.







                                                                       16 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                             2000                          1999
                                              ------------------------------------------------------------
                                                Average     Income/   Yield/   Average    Income/   Yield/
                                                Balance     Expense    Rate    Balance    Expense    Rate
                                              ------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS
    Federal funds sold                        $    7,343   $    317    5.77%  $  4,990   $    175    4.69%
    Investment securities
        U.S. Government obligations              164,802      7,151    5.80%   150,158      6,305    5.61%
        Obligations of states and political
            subdivisions(1)                       40,680      2,342    7.70%    39,735      2,223    7.48%
        Other securities                          21,762        842    5.17%    20,912        690    4.41%
    Loans (net of unearned interest)(1) (2)      922,060     58,685    8.51%   696,302     43,102    8.28%
                                              ---------------------           -------------------
    Total interest- earning assets            $1,156,647   $ 69,337    8.01%  $912,097   $ 52,495    7.69%
                                                           ========                      ========

    Cash and due from banks                       33,559                        29,861
    Premises and equipment                        30,172                        24,753
    Reserve for possible loan losses             (10,836)                       (7,461)
    Other assets                                  32,811                        19,533
                                              -----------                     ---------

Total Assets                                  $1,242,353                      $978,783
                                              ===========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits     $   26,860   $    568    2.83%  $ 12,479   $    157    1.68%
    Savings deposits                              93,942      2,136    3.04%    84,266      1,888    3.00%
    Money market deposits                        317,156      8,008    3.38%   301,899      6,702    2.97%
    Time deposits                                470,303     19,296    5.49%   344,625     13,216    5.13%
    Short-term borrowings:
    Federal funds purchased and
        Repurchase agreements                     32,339      1,510    6.24%    12,921        525    5.43%
    Other                                         48,253      2,676    7.41%     6,270        308    6.57%
    Long-term debt                                53,304      2,183    5.48%    31,637      1,300    5.49%
                                              ---------------------           -------------------
    Total interest bearing liabilities        $1,042,157     36,377    4.67%  $794,097   $ 24,096    4.06%
                                                           ========                      ========

                                                                     -------                       -------
    Net interest spread                                                3.34%                         3.63%
                                                                     =======                       =======

    Demand deposits                              107,541                        90,768
    Other liabilities                              9,357                         7,817
    Stockholders' equity                          83,298                        86,101
                                              -----------                     ---------

Total Liabilities and Stockholders' Equity    $1,242,353                      $978,783
                                              ===========                     =========

Interest income / earning assets(1)           $1,156,647     69,337    8.01%  $912,097   $ 52,495    7.69%
Interest expense / earning assets             $1,156,647     36,377    4.20%  $912,097   $ 24,096    3.53%
                                                           -----------------             -----------------

Net interest margin(1)                                       32,960    3.81%             $ 28,399    4.16%
                                                           =================             =================

(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.




                                                                       17 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                       Change due to (1)

                                                 Average   Average     Total
                                                 Volume    Yield/Rate  Change
                                                 -----------------------------
                                                     (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                           $     95  $      47   $   142
    Investment securities:
        U.S. Government obligations                   630        216       846
        Obligations of states and political
            subdivisions(2)                            54         65       119
        Other securities                               29        123       152
    Loans(2)                                       14,337      1,246    15,583
                                                 -----------------------------

Change in interest income(2)                     $ 15,145  $   1,697   $16,842
                                                 -----------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits        $    258  $     153   $   411
    Savings deposits                                  220         28       248
    Money market deposits                             351        955     1,306
    Time deposits                                   5,102        978     6,080
    Short-term borrowings:
        Federal funds purchased and repurchase
            Agreements                                896         89       985
        Other                                       2,323         45     2,368
    Long-term debt                                    887         (4)      883
                                                 -----------------------------

Change in interest expense                       $ 10,037  $   2,244   $12,281
                                                 -----------------------------

Increase in net interest income(2)               $  5,108      ($547)  $ 4,561
                                                 =============================


(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.





                                                                       18 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


                                                             2000                            1999
                                              --------------------------------------------------------------
                                                Average     Income/   Yield/    Average     Income/   Yield/
                                                Balance     Expense    Rate     Balance     Expense   Rate
                                              --------------------------------------------------------------
                                                                    (Dollars in thousands)
ASSETS
    Federal funds sold                        $    1,324   $     22    6.59%  $    1,334   $     17    5.06%
    Investment securities
        U.S. Government obligations              154,154      2,265    5.83%     159,708      2,239    5.56%
        Obligations of states and political
            subdivisions(1)                       41,017        786    7.60%      40,366        761    7.48%
        Other securities                          20,044        314    6.22%      21,095        236    4.44%
    Loans (net of unearned interest)(1) (2)      966,364     20,919    8.59%     726,059     15,128    8.27%
                                              ---------------------           ---------------------
    Total interest earning assets             $1,182,903   $ 24,306    8.15%  $  948,562   $ 18,381    7.69%
                                                           ========                        ========

    Cash and due from banks                       37,883                          30,801
    Premises and equipment                        30,743                          24,807
    Reserve for possible loan losses             (11,194)                         (7,702)
    Other assets                                  33,109                          20,626
                                              -----------                     -----------

Total Assets                                  $1,273,444                      $1,017,094
                                              ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits     $   34,096   $    251    2.91%  $   11,065         59    2.12%
    Savings deposits                              90,230        700    3.08%      82,645        616    2.96%
    Money market deposits                        311,938      2,812    3.58%     303,605      2,274    2.97%
    Time deposits                                488,676      7,049    5.72%     360,914      4,671    5.13%
    Short-term borrowings:
    Federal funds purchased and                   41,945        675    6.38%      28,319        398    5.58%
        repurchase agreements
        Other                                     47,015        927    7.82%       6,625        105    6.29%
    Long-term debt                                53,220        662    4.94%      37,522        520    5.50%
                                              ---------------------           ---------------------
    Total interest bearing liabilities        $1,067,120   $ 13,076    4.86%  $  830,695   $  8,643    4.13%
                                                           ========                        ========

    Net interest spread                                                3.29%                           3.56%
                                                                     =======                         =======

    Demand deposits                              110,855                          92,981
    Other liabilities                             10,038                           7,668
    Stockholders' equity                          85,931                          85,750
                                              -----------                     -----------

Total Liabilities and Stockholders' Equity    $1,273,444                      $1,017,094
                                              ===========                     ===========

Interest income / earning assets(1)           $1,182,903   $ 24,306    8.15%  $  948,562   $ 18,381    7.68%
Interest expense / earning assets             $1,182,903   $ 13,076    4.39%  $  948,562   $  8,643    3.61%
                                                           -----------------               -----------------

Net interest margin(1)                                     $ 11,230    3.76%               $  9,738    4.07%
                                                           =================               =================

(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2000 and 1999.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.




                                                                       19 of 23

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


                                                       Change due to (1)

                                                  Average    Average     Total
                                                   Volume   Yield/Rate   Change
                                                 ------------------------------
                                                     (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                           $      -   $       5   $     5
    Investment securities:
        U.S. Government obligations                   (68)         94        26
        Obligations of states and political
            subdivisions(2)                            12          13        25
        Other securities                              (11)         89        78
    Loans(2)                                        5,182         609     5,791
                                                 ------------------------------

Change in interest income(2)                     $  5,115   $     810   $ 5,925
                                                 ------------------------------




Increase (decrease) in interest expense:
    Interest bearing transaction deposits             162          30       192
    Savings deposits                                   58          26        84
    Money market deposits                              64         474       538
    Time deposits                                   1,797         581     2,378
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                212          65       277
        Other                                         790          32       822
    Long-term debt                                    188         (46)      142
                                                 ------------------------------

Change in interest expense                       $  3,271   $   1,162   $ 4,433
                                                 ------------------------------

Increase in net interest income (2)              $  1,844       ($352)  $ 1,492
                                                 ==============================


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

The Corporation's has an asset-liability committee which meets monthly to review current market conditions and attempts to structure the Bank's and Thrift's balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time
periods.    The Funds Management Policy established by the asset-liability committee and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 16.

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of September 30, 2000, is as follows:


                                                                         Basis Point Changes
                                                                 ----------------------------------
                                                                   -200     -100     +100     +200
                                                                 ----------------------------------
Percentage change in net interest income due to an immediate
change in interest rates over a one-year period                  (2.69%)  (1.60%)  (1.12%)  (1.66%)










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


ITEM 1:     Legal Proceedings
            Not applicable

ITEM 2:     Changes in Securities and Use of Proceeds
            Not applicable

ITEM 3:     Defaults Upon Senior Securities
            Not Applicable

ITEM 4:     Submission of Matters to a Vote of Security Holders
            Not Applicable

ITEM 5:     Other Information
            Not Applicable

ITEM 6:     Exhibits and Reports on Form 8-K
               There were no reports on Form 8-K filed during the nine
                          months ending September 30, 2000.
















                                                                       22 of 23

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                                       By:     //Douglas C. Mills//
                                            --------------------------

                                            Douglas C. Mills
                                            Chairman of the Board




                                       By:     //Barbara J. Jones//
                                            --------------------------

                                            Barbara J. Jones
                                            Chief Financial Officer



Date:     November 14, 2000













                                                                       23 of 23