Form 10-K
period 2000-12-31
FIRST BUSEY CORP /NV/
filed 2001-03-26
CIK 314489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 2, 2001, the aggregate market value of the Common Stock held by non-affiliates was $144,451,394. The market value of the Common Stock is based on the closing price for such stock as reported on the Nasdaq National Market on that date. Affiliates include all directors, executive officers and beneficial holders owning 5% or more of the shares.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at March 2, 2001
            -----                               ----------------------------
            Common Stock, without par value                       13,565,034

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement dated March 16, 2001 for First Busey Corporation's Annual Meeting of Stockholders to be held April 16, 2001, (the "2001 Proxy Statement") are incorporated by reference into Part III.

                      (This page intentionally left blank)

                             FIRST BUSEY CORPORATION
                             Form 10-K Annual Report

                                Table of Contents


PART 1

Item 1    Business                                                                          4
Item 2    Properties                                                                       12
Item 3    Legal Proceedings                                                                13
Item 4    Submission of Matters to a Vote of Security Holders                              13

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters            14
Item 6    Selected Financial Data                                                          15
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                       16
Item 7A   Quantitative and Qualitative Disclosures About Market Risk         .             30
Item 8    Financial Statements and Supplementary Data                                      31
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure                                                                       31

PART III

Item 10   Directors and Executive Officers of the Registrant                               31
Item 11   Executive Compensation                                                           31
Item 12   Security Ownership of Certain Beneficial Owners and Management                   31
Item 13   Certain Relationships and Related Transactions              .                    31

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                  32

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION
     First Busey Corporation ("First Busey"), a Nevada corporation, is a financial holding company located in Urbana, Illinois. As of December 31, 2000, First Busey had ten wholly owned, directly and indirectly, subsidiaries: one community bank, one savings and loan, a thrift holding company, a non-bank holding company, a trust company, a securities broker-dealer, an ATM company, an insurance company, a real estate company, and a travel agency. First Busey is engaged primarily in commercial, retail and correspondent banking and provides trust services, insurance services, and travel services. Based on assets of $1.36 billion as of December 31, 2000, First Busey, with deposits of $1.15 billion and stockholders' equity of $92 million, is one of the largest financial institutions headquartered in east central Illinois. First Busey's largest subsidiary, Busey Bank, with continuous operations since 1868, is one of the oldest banks chartered in Illinois.

     First Busey's strategic plan is to provide a full range of financial services including commercial, retail and correspondent banking services through its banking subsidiaries, with emphasis on commercial and retail services. The strategic plan also emphasizes the operation of its banking centers autonomously, allowing them to tailor their service and products to the particular markets they serve while consolidating back-room operations. First Busey intends to continue its expansion and growth in the three counties it currently serves in Illinois, Champaign, McLean and Ford County, its banking center in Indianapolis, Indiana, and its Loan Production Offices in Ft. Myers and Naples, Florida. In addition to the Florida loan production offices, Busey opened a 24,000 square foot full-service facility in Fort Myers, Florida in October, 2000, as a branch of Busey Bank fsb. First Busey engages in exploratory discussions regarding potential acquisitions from time to time; however, First Busey does not currently have any commitments to acquire or merge with any financial institution.

     First Busey Corporation's operations are conducted primarily through its lead bank, Busey Bank (twenty-two locations), Busey Bank fsb (four locations), the trust company and the securities broker-dealer subsidiary. First Busey provides its subsidiaries with both financial and managerial support. Each subsidiary operates under the direction of its own Board of Directors.

BUSEY BANK
     Busey Bank was established on January 13, 1868 and is a state-chartered bank. As of December 31, 2000, Busey Bank had total assets of $1.05 billion, representing 77% of First Busey's assets, and had total revenues of $86 million, representing 77% of First Busey's revenues. Busey Bank provides a full range of banking services including commercial and retail banking products. The services available to its commercial and retail customers include a broad selection of depository and lending activities. In the commercial lending area, Busey Bank is designated a Small Business Administration Preferred Lender authorized to fund government guaranteed loans on an expedited basis and is also an approved lender under the Federal National Mortgage Association Program, permitting expedited origination of single- and multi-family mortgage loans. Busey Bank's other commercial lending activities consist primarily of secured loans to borrowers in many different industries. Busey Bank's retail services include consumer lending, numerous types of deposit accounts and certain specialized programs such as the Fortune Five-O Program for the mature market.

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

BUSEY BANK FSB
     First Busey Corporation acquired First Federal Savings & Loan Association of Bloomington on October 29, 1999, when it acquired the outstanding shares of First Federal's parent Eagle BancGroup, Inc. This transaction was accounted for as a purchase and resulted in intangible assets totaling $8,903,000. Of this, $2,114,000 was allocated to core deposit intangible which will be amortized over 7 years at the rate of approximately $302,000 per year. The remaining $6,789,000 was recorded as goodwill and will be amortized over 20 years at the rate of approximately $340,000 per year. First Federal was established in 1919 and is a federally chartered capital stock savings association regulated by the Office of Thrift Supervision (OTS). In June, 2000, First Federal changed its name to Busey Bank fsb. As of December 31, 2000, Busey Bank fsb had total assets of $298 million, representing 22% of First Busey's assets. Busey Bank fsb offers a wide range of retail deposit products and invests those deposits in one-to-four family residential mortgage loans, commercial real estate loans, commercial business loans and automobile and other consumer loans.

     In February, 2001, the Board of Directors of Busey Bank fsb and the Board of Directors of Busey Bank agreed to merge Busey Bank fsb into Busey Bank. The merger is scheduled to be completed in the second quarter of 2001.

FIRST BUSEY TRUST AND INVESTMENT COMPANY
     First Busey Trust and Investment Company began operation on January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust Co., which began trust operations in 1967 and 1947, respectively. First Busey Trust operates as the asset management subsidiary of the organization and is exclusively dedicated to providing a full range of trust and investment management services. In addition to trust and investment management services, First Busey Trust offers such ancillary services as farm management, estate and retirement planning, tax preparation, custody services, and philanthropic advisory services.

     First Busey plans to continue to expand its trust activities by increasing assets under control, currently more than $1 billion, and by developing new financial services. For the year ending December 31, 2000, First Busey Trust & Investment Company generated net income of $1.5 million representing 10.4% of First Busey's earnings.

OTHER SUBSIDIARIES
     First Busey Resources, Inc., owns and manages Busey Plaza, a 90,000 square foot building which is fully leased to unaffiliated tenants.

     First Busey Corporation formed Busey Business Bank on January 12, 1998. This was a de novo bank established in Indianapolis, Indiana. Upon the establishment of this chartered bank, Busey Bank closed its Loan Production Office in Indianapolis. In October of 1998, Busey Business Bank was merged into Busey Bank and continues to operate as a full-service banking center.

     Busey Bank established a full service securities broker-dealer subsidiary, First Busey Securities, Inc., on April 1, 1991.Through the offering of full service brokerage, along with various insurance and annuity products, new sources of fee income are available to First Busey Corporation.

     In October of 1997, Busey Bank established an insurance subsidiary, Busey Insurance Services, Inc., to further enhance the services available to its customers. This subsidiary focuses primarily on meeting the long-term care and life insurance needs of customers in the Champaign and McLean County markets. During 1997, Busey Bank established a subsidiary, BAT, Inc, which owns and operates automated teller machines. In January of 1998, Busey Bank acquired Busey Carter Travel, a travel agency serving primarily Champaign County. This acquisition was also completed to enhance the services available to the customers of Busey Bank. In January 1999, this subsidiary changed its name to Busey Travel, Inc.

COMPETITION
     First Busey faces intense competition in all phases of its banking business from other banks and financial institutions. First Busey's subsidiary banks compete for deposits with a large number of depository institutions including commercial banks, savings and loan associations, credit unions, money market funds and other financial institutions and financial intermediaries serving Champaign County, McLean County, Ford County, Illinois, Hamilton County, Indiana, and Lee County, Florida. Principal competitive factors with respect to deposits include interest rates paid on deposits, customer service, convenience and location.

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

EMPLOYEES
First Busey and its subsidiaries employed 484 employees (full-time equivalent) on December 31, 2000.Management considers its relationship with its employees to be good

SUPERVISION AND REGULATION

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

     The statutory requirements applicable to and regulatory supervision of financial holding companies and banks have increased significantly and have undergone substantial change in recent years. To a great extent, these changes are embodied in the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), enacted in August 1989, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December 1991, and the regulations promulgated under FIRREA and FDICIA.

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

REGULATION OF BANK HOLDING COMPANIES AND THEIR NON-BANK SUBSIDIARIES
     First Busey is a registered financial holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"). As such, First Busey is subject to regulation, supervision and examination by the FRB. First Busey is also subject to the limitations and requirements of the Illinois Bank Holding Company Act ("IBHCA"). These limitations and requirements, however, are no more restrictive in most instances than those imposed by the BHCA and the FRB. The business and affairs of First Busey are regulated in a variety of ways, including limitations on acquiring control of other banks and bank holding companies, limitations on activities and investments, limitations on interstate acquisitions, regulatory capital requirements and limitations on payment of dividends. In addition, it is the FRB's policy that a bank holding company is expected to act as a source of financial strength to banks that it owns or controls and, as a result, the FRB could require First Busey to commit resources to support its subsidiary bank in circumstances in which First Busey might not do so absent the FRB's policy.

     First Busey Trust & Investment Co. is subject to regulation and examination by the State of Illinois Office of Banks and Real Estate and the FRB. The federal and state laws generally applicable to a trust company subsidiary of a financial holding company regulate, among other things, the scope of its business, investments and other activities. Busey Insurance Services, Inc. is regulated by the Illinois Department of Insurance. First Busey Securities, Inc. is regulated by the National Association of Securities Dealers ("NASD").

ACQUISITION OF BANKS AND BANK HOLDING COMPANIES
     The BHCA generally prohibits a bank holding company from (1) acquiring, directly or indirectly, more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, (2) acquiring control of a bank or another bank holding company, (3) acquiring all or substantially all the assets of a bank, or (4) merging or consolidating with another bank holding company without first obtaining FRB approval. In considering an application with respect to any such transaction, the FRB is required to consider a variety of factors, including the potential anti-competitive effects of the transaction, the financial condition and future prospects of the combining and resulting institutions, the managerial resources of the resulting institution, the convenience and needs of the communities the combined organization would serve, the record of performance of each combining organization under the Community Reinvestment Act and the Equal Credit Opportunity Act, and the prospective availability to the FRB of information appropriate to determine ongoing regulatory compliance with applicable banking laws.

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

PERMITTED NON-BANKING ACTIVITIES

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"), which allows financial holding companies to engage in a wider range of non-banking activities. A bank holding company which elects to become a financial holding company under this act would be allowed to engage in any activity the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines by regulation or order to be financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not present a substantial risk to the safety or soundness of depository institutions or the financial system in general. The Act does not allow banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. First Busey Corporation became a financial holding company on May 11, 2000.

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

     First Busey Corporation's loan loss allowance is categorized into five groups of loans: real estate mortgages, personal loans, commercial loans,
sensitive assets, and dealer paper.   The real estate mortgages are further
stratified into single-family mortgage loans and commercial mortgages which include multifamily loans. The commercial loans are stratified into the three geographic regions in which the banks generate loans: central Illinois, Florida, and Indianapolis. Loans which are past due 30-89 days and those past due more than 90 days are segregated out from each loan category and then the remaining balances are stratified based on credit underwriting grade. Balances for each subgrouping of loans are multiplied by individual risk factors to determine the minimum reserve allocation for each sub-category. The risk factors are based on historical losses, credit quality of the portfolio, and current economic conditions and are updated quarterly. The total of the calculated minimum reserve allocations is compared to the reserve balance at the end of each quarter. The reserve balance is then adjusted to meet the calculated minimum reserve. If the reserve balance is greater than the calculated minimum reserve, no addition to the loan loss provision is made during the period.

     The Corporation evaluates sensitive assets individually. Sensitive assets are defined as nonaccrual loans, loans on the Bank's watch loan report, and other loans identified as having more than reasonable potential for loss. The remaining loan categories listed above are evaluated as groups.

     In determining the risk factors used to calculate the minimum reserve allocation for each loan category, the Corporation considers guidelines issued by federal and state regulatory agencies, historical loss experience for each category, current economic conditions, the level of nonaccrual loans, and current delinquency reports for each loan class.

CAPITAL REQUIREMENTS
     Regulatory capital requirements applicable to all regulated financial institutions, including bank holding companies and banks, have increased significantly in recent years and further increases are possible in future periods. The FRB has adopted risk-based capital standards for bank holding companies. The articulated objectives of Congress and the FRB in establishing a risk-based method of measuring capital adequacy are (i) to make regulatory capital requirements applicable to bank holding companies more sensitive to differences in risk profiles among bank holding companies, (ii) to factor off-balance sheet liabilities into the assessment of capital adequacy, (iii) to reduce disincentives for bank holding companies to hold liquid, low risk assets and (iv) to achieve greater consistency in the evaluation of capital adequacy of major banking organizations throughout the world by conforming to the framework developed jointly by supervisory authorities from countries that are parties to the so-called "Basle Accord" adopted by such supervisory authorities in July, 1988.

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

     Another capital measure, the Tier 1 leverage ratio, is defined as Tier 1 capital divided by average total assets (net of allowance for losses and goodwill). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and good earnings. Other banking organizations are expected to have ratios of at least 4% to 5%, depending upon their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The FRB has not advised First Busey of any specific minimum Tier 1leverage ratio applicable to it.

     As of December 31, 2000, First Busey's Tier 1 and total risk-based capital ratios were 7.77% and 9.43%, respectively, and its Tier 1 leverage ratio was 5.71%.

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

     Busey Bank fsb is a federally chartered capital stock savings association regulated by the Office of Thrift Supervision (OTS). Its deposits are insured up to applicable limits by the FDIC's Savings Association Insurance Fund (the "SAIF"). This regulatory framework sets parameters for Busey Bank fsb's activities and operations and grants the OTS extensive discretion with regard to its supervisory and enforcement powers and examination policies. Busey Bank fsb files periodic reports with the OTS concerning its activities and financial condition, must obtain OTS approval prior to entering into certain transactions or initiating new activities, and is subject to periodic examination by the OTS to evaluate the institution's compliance with various regulatory requirements.

     The business and affairs of Busey Bank and Busey Bank fsb are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the bank subsidiary may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the bank subsidiaries and changes in control of the bank subsidiaries.

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

     All dividends paid by First Busey's banking subsidiaries are restricted by capital adequacy requirements imposed by federal regulators regarding the maintenance of the risk-weighted asset ratios and the leverage ratio (as defined by regulatory agencies). At December 31, 2000, Busey Bank had $28,492,000 and Busey Bank fsb had $1,340,000 available for the payment of dividends to First Busey. Sound banking practices require the maintenance of adequate levels of capital. State and federal regulatory authorities have adopted standards for the maintenance of capital by banks and savings associations and adherence to such standards further limits the ability of banks to pay dividends.

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

ITEM 2.   PROPERTIES

     As of March 1, 2001, First Busey and its subsidiaries conduct business in twenty-four locations. First Busey and Busey Bank have their headquarters at the Busey Bank Building, a 40,000 square foot building owned by Busey Bank. In addition to the Busey Bank Building, First Busey and/or its subsidiaries own the land and building for fifteen locations, own the building and lease the land for two locations and lease seven locations. The Busey Plaza Building, the Naples loan production office, one of the branch offices in Bloomington, one of the branch offices in Urbana, and branch offices in Indianapolis, Thomasboro, and Lexington are the only facilities not fully occupied by First Busey or its subsidiaries. The Busey Plaza Building, a five-story 90,000 square foot office building, is leased to unaffiliated tenants.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than routine litigation incidental to the business, to which First Busey or its subsidiaries are a part of or which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT


Name                    Office (year first elected as an officer)           Age
--------------------    ------------------------------------------------    ---
Douglas C. Mills        Chairman of the Board, President and Chief           60
                        Executive Officer of First Busey (1971)

Edwin A. Scharlau II    Chairman of the Board of First Busey Trust &         56
                        Investment Co. and First Busey Securities, Inc.
                        (1967)

P. David Kuhl           President and Chief Executive                        51
                        Officer of Busey Bank (1979)

Barbara J. Kuhl         President and Chief Operating                        50
                        Officer of First Busey (1974)

     All executive officers except for Barbara J. Kuhl also currently serve on First Busey's Board of Directors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective October 1, 1998, First Busey Common Stock began trading on the Nasdaq National Market under the symbol BUSE. Prior to that the stock was traded and quoted in the National Quotation Bureau's "Pink Sheets" (1988-1997) and on the OTC Bulletin Board (1997-1998). Although a limited trading market for shares of First Busey Common Stock has developed recently, there can be no assurance that it will continue.

     The following table presents for the periods indicated the high and low closing price for First Busey common stock as provided by the Corporation's market maker Stephens, Inc. and reported on the Nasdaq National Market.

                                         2000                      1999
                                  -------------------       -------------------
Market Prices of Common Stock       High       Low            High       Low
-----------------------------     --------   --------       --------   --------
First Quarter                     $23.0000   $18.5000       $19.5000   $18.0000
Second Quarter                    $21.4375   $16.3750       $26.7500   $18.5000
Third Quarter                     $22.5000   $16.7500       $26.5000   $19.5000
Fourth Quarter                    $20.4375   $16.7500       $24.3750   $21.0000

During 2000 and 1999, First Busey, declared cash dividends per share of common stock as follows:

          2000            COMMON STOCK
          ----            ------------
          January           $   .1200
          April             $   .1200
          July              $   .1200
          October           $   .1200

          1999
          ----
          January           $   .1100
          April             $   .1100
          July              $   .1100
          October           $   .1100

     A three-for-two stock split on both Class A and Class B Common Stock occurred on May 7, 1996. All issued and outstanding shares of Class B Common Stock were converted to Class A Common Stock on December 31, 1997. A three-for-two stock split on both Class A and Class B Common Stock occurred on May 7, 1996. In April, 1998, shareholders approved Restated Articles of Incorporation which authorized just one class of stock to be referred to only as "Common Stock," thus eliminating the "Class A" designation. A two-for-one stock split on Common Stock occurred on August 3, 1998.

     For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Dividends on page 11.

     As of March 2, 2001 there were approximately 932 holders of First Busey Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION
     The following selected financial data for each of the five years in the period ended December 31, 2000, have been derived from First Busey's annual consolidated financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, whose report on the financial position as of December 31, 2000 and December 31, 1999, and the results of operations for each of the three years in the period ended December 31, 2000, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.


                                     2000        1999      1998      1997      1996
                                     ----        ----      ----      ----      ----
                                     (dollars in thousands, except per share data)
BALANCE SHEET ITEMS
-------------------------------
Securities                       $  228,597  $  225,046  $217,991  $215,514  $226,350
Loans, net of unearned interest     984,369     886,684   662,281   602,937   569,500
Allowance for loan losses            12,268      10,403     7,101     6,860     6,131
Total assets                      1,355,044   1,247,123   951,531   915,540   864,918
Total deposits                    1,148,787   1,027,981   826,704   811,453   766,927
Long-term debt                       52,976      55,849    25,000    10,000     5,000
Stockholders' equity                 92,325      82,284    87,103    81,279    73,417

RESULTS OF OPERATIONS
-------------------------------
Interest income                  $   93,242  $   72,311  $ 67,048  $ 63,831  $ 61,197
Interest expense                     50,476      34,920    32,975    31,119    30,033
Net interest income                  42,766      37,391    34,073    32,712    31,164
Provision for loan losses             2,515       2,570       700     1,075     1,100
Net income                       $   14,053  $   12,548    11,398  $ 10,371  $  9,306


                                     2000     1999     1998     1997      1996
                                    ----      ----     ----     ----      ----
                                  (dollars in thousands, except per share data)
PER SHARE DATA(1)
-------------------------------
Diluted earnings                 $   1.03   $   .90   $  .81   $  .74   $   .67
Cash dividends (Class A)              .48       .44      .39      .35       .33
Book value                           6.86      6.08     6.36     5.92      5.36
Closing price                    $19.9375   $22.625    18.25    13.75    11.125

OTHER INFORMATION
-------------------------------
Return on average assets             1.12%     1.22%    1.22%    1.18%     1.08%
Return on average equity            16.56%    14.68%   14.02%   13.42%    13.40%
Net interest margin(2)               3.75%     4.03%    4.10%    4.20%     4.13%
Stockholders' equity to assets       6.81%     6.60%    9.15%    8.88%     8.49%

(1) Per share amounts have been restated to give retroactive effect to the two-for-one stock split which occurred August 3, 1998, and the three-for-two stock split which occurred May 7, 1996.
(2) Calculated as a percent of average earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and Subsidiaries (the "Corporation") for the years ended December 31, 2000, 1999, and 1998. It should be read in conjunction with "Business," "Selected Financial Data," the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report. All per share amounts have been restated to give retroactive effect to the two-for-one stock split which occurred August 3, 1998.

GENERAL

     The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; acquired a thrift holding company and federal savings and loan; formed a trust company subsidiary; formed an insurance agency subsidiary; formed a non-bank ATM subsidiary and acquired a travel agency. All of the banks acquired during those years were accounted for using the purchase method of accounting, except for Bank of Urbana which was accounted for using the pooling of interests method. All subsidiary banks owned by the Corporation as of November 1991 were merged with Busey Bank. Under the purchase method of accounting, the earnings of the acquired subsidiaries are included in the Corporation's earnings only for the periods subsequent to acquisition. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 1998, less purchase accounting adjustments (net income for Busey Bank in following table excludes income from Bank subsidiaries and includes deduction of $395,000 for amortization expense recorded on parent company statements).

Subsidiary                              Acquired         2000             1999             1998
-----------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Busey Bank(1)                            3/20/80  $13,094    82.6%  11,256    83.5%  $10,630    86.5%
Busey Bank fsb(2)                       10/29/99      937     5.9%     392     2.9%       --      --
First Busey Trust & Investment Co.(3)         --    1,459     9.2%   1,304     9.6%    1,175     9.6%
First Busey Securities, Inc.(4)               --      357     2.3%     352     2.6%      301     2.4%
First Busey Resources, Inc.(5)                --      154     1.0%     159     1.2%      205     1.7%
Busey Insurance Services, Inc.(6)             --      (38)   -0.2%       6     0.0%      (14)   -0.1%
BAT, Inc.(7)                                  --       20     0.1%      14     0.1%       (3)   -0.0%
Busey Travel, Inc.(8)                     1/1/98     (153)   -1.0%       9     0.1%      (10)   -0.1%
FFS Investments(9)                      10/29/99       19     0.1%      (7)    0.0%       --      --
                                        -------------------------------------------------------------
Total                                             $15,849   100.0%  13,485   100.0%  $12,284   100.0%
                                        =============================================================

(1) City Bank of Champaign and Champaign County Bank & Trust were merged into Busey Bank as of January 1, 1987. First National Bank of Thomasboro was merged into Busey Bank as of January 1,1988. State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989. The Bank of Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991. Busey Bank of McLean County was merged into Busey
    Bank as of January 1, 1996.  Busey Business Bank was formed on
    January 12, 1998, and merged into Busey Bank as of October 30, 1998.
(2) Acquired as a subsidiary of Eagle BancGroup, Inc. as of October 29, 1999.
(3) Formed as a subsidiary of the Corporation as of January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust.
(4) Formed as a subsidiary of Busey Bank as of April 1, 1991.
(5) Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997. Real estate and certain other assets previously carried on the parent company's balance sheet were transferred to subsidiary as of that date.
(6) Formed as a subsidiary of Busey Bank as of October 1, 1997.
(7) Reactivated as a subsidiary of Busey Bank as of July 1, 1997.
(8) Acquired as a subsidiary of Busey Bank as of January 1, 1998.
(9) Acquired as a subsidiary of First Federal Savings and Loan Association of Bloomington as of October 29, 1999.

     Busey Bank, Busey Bank fsb and First Busey Trust & Investment Co. are the three subsidiaries which contributed more than 10% of the Corporation's consolidated net income. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank fsb provides a full range of banking services to individual and corporate customers through its branches in McLean County in Illinois and its branch in Fort Myers, Florida. First Busey Trust & Investment provides trust and asset management services to individual and corporate customers throughout central Illinois.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 2000

SUMMARY
     The Corporation reported net income of $14,053,000 in 2000, up 12.0% from $12,548,000 in 1999, which had increased 10.1% from $11,398,000 in 1998.
Diluted earnings per share in 2000 increased 14.4% to $1.03 from $.90 in 1999, which was a 11.1% increase from $.81 in 1998. The main factors contributing to the increase in net income in 2000 were increases in net interest income, service charges on deposit accounts, and trust fees. Operating earnings, which exclude security gains and the related tax expense, were $13,608,000 or $1.00 per share for 2000; $11,924,000, or $.86 per share for 1999; and $10,590,000, or
$.75 per share for 1998.

     Security gains after the related tax expense were $445,000 or 3.2% of net income in 2000; $624,000 or 5.0% of net income in 1999; and $808,000 or 7.1% of net income in 1998. First Busey Corporation owns a position in a qualified equity security with substantial appreciated value. During 1998 First Busey's Board authorized an orderly liquidation of this asset over a five-year period.

     The Corporation's return on average assets was 1.12%, 1.22% and 1.22% for 2000, 1999, and 1998, respectively, and return on average equity was 16.56%, 14.68%, and 14.02% for 2000, 1999, and 1998, respectively. On an operating earnings basis, return on average assets was 1.08%, 1.16%, and 1.14% for 2000, 1999, and 1998, respectively, and return on average equity was 16.03%, 13.95% and 13.02% for 2000, 1999, and 1998, respectively.

NET INTEREST INCOME
     Net interest income on a tax equivalent basis for 2000 increased 14.0% to $44,083,000 from $38,668,000 for 1999, which reflected a 9.7% increase from $35,262,000 in 1998. Net interest income increased in 2000 and 1999 due to continued growth in average loan balances outstanding.

     Average interest-earning assets increased to $1,174,249,000 in 2000 from $959,860,000 and $860,350,000 in 1999 and 1998, respectively. The growth in interest-earning assets during 2000 was funded by growth in core deposits and debt.

     The net interest margin was 3.75% in 2000, 4.03% in 1999, and 4.10% in 1998. Interest rate trends continued to have significant impact on the Corporation's yields and costs during the period from 1998 through 2000. Interest rates increased during 2000 and led to increases in both the yield earned on interest-earning assets and rates paid on interest-bearing liabilities. Although net interest income increased by $5,415,000, the net interest margin declined to 3.75% for the year ended December 31, 2000, as compared to 4.03% for the year ended December 31, 1999. Interest income rose by $20,971,000 resulting in a 38 basis point increase in the yield on interest-earning assets of 8.05% primarily due to growth in the average balances of loans outstanding. Interest expense increased by $15,556,000 resulting in a 64 basis point increase in the average rate paid on interest-bearing liabilities of 4.77% due to growth in the average balances of all categories of interest-bearing deposits and debt combined with higher rates paid, particularly on money market and time deposits.

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

     The provision for loan losses decreased slightly to $2,515,000 in 2000 from $2,570,000 in 1999 which had increased from $700,000 in 1998. The increases in 2000 and 1999 are due primarily to growth in average loan balances, which increased by $205,748,000 or 28% in 2000 and $110,016,000 or 17.7% in 1999.
During 2000 the Corporation experienced higher net chargeoffs than in prior years. Net charge-offs increased to $650,000 in 2000 from $369,000 in 1999 which had decreased from $459,000 in 1998.
Since 1998 the Corporation has also seen growth in total non-performing loans. Non-performing loans grew $34.2% to $2,117,000 in 1999, but more than doubled during 2000 to $5,434,000 at December 31, 2000. Depressed prices for agricultural products combined with increases in interest rates over the past two years have also resulted in higher risk within the agricultural loan portfolio.

     Sensitive assets include nonaccrual loans, loans on First Busey Corporation's watch loan report, and other loans identified as having more than reasonable potential for loss. The watch loan list is comprised of loans which have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.

OTHER INCOME
     Other income increased 12.9% in 2000 to $18,288,000 from $16,192,000 in
1999, which reflected a 19.7% increase from $13,530,000 in 1998. The increases in 2000 and 1999 are due primarily to increases in service charges on deposit accounts, trust fee income, and commissions and brokers' fees. As a percentage of total income, other income was 16.4%, 18.3%, and 16.8% in 2000, 1999, and 1998, respectively. Gains on the sale of securities, as a component of other income, totaled $737,000 (4.0%) in 2000, $1,035,000 (6.4%) in 1999, and
$1,243,000 (9.2%) in 1998. Other income also includes gains on sales of loans, as a component of other income, of $1,112,000 (6.1%), $895,000 (5.5%), and
$988,000 (7.3%) in 2000, 1999, and 1998, respectively.

     Additional components of other income were fee income and trust fees. Service charges and other fee income increased 23.0% to $9,317,000 in 2000 from $7,572,000 in 1999, which was a 25.5% increase from $6,034,000 in 1998. The growth in fee income in 2000 and 1999 is due to increases in service charges on deposit accounts and fees for customer services. Trust fees increased 8.7% in 2000; revenues were $4,364,000 in 2000, $4,013,000 in 1999, and $3,445,000 in
1998. Increases in trust department revenues in each year were primarily due to increases in assets under care to $1,003,157,000 at December 31, 2000, from $971,554,000 at December 31, 1999, which is an increase from $783,226,000 from December 31, 1998. Remaining other income increased 3.0% to $2,758,000 in 2000 from $2,677,000 in 1999 which was a 47.1% increase from $1,820,000 in 1998.

OTHER EXPENSES
     Other expenses increased 12.7% in 2000 to $37,249,000 from $33,063,000 in 1999, which reflected an increase from $30,400,000 in 1998. As a percentage of total income, other expenses were 33.4%, 37.4%, and 37.7% in 2000, 1999, and 1998, respectively. Employee related expenses, including salaries and wages and employee benefits, increased 8.6% in 2000 to $19,080,000, as compared to $17,565,000 in 1999, which was a 9.1% increase from $16,095,000 in 1998. As a percent of average assets, employee related expenses were 1.51%, 1.70%, and 1.73% in 2000, 1999, and 1998, respectively. The Corporation had 484, 494, and 433 full-time equivalent employees at December 31, 2000, 1999, and 1998, respectively. Net occupancy expense of bank premises and furniture and equipment expenses increased 12.0% in 2000 to $6,729,000 as compared to $6,010,000 in 1999 and $4,867,000 in 1998. The increases were primarily due to expenses associated with the addition of the Busey Bank fsb branches and remodeling of existing facilities.

     Remaining other expenses increased $1,952,000 or 20.6% to $11,440,000 in 2000 from $9,488,000 in 1999, which was a 0.5% increase from $9,438,000 in 1998.
The increase in 2000 is due primarily to the increase in amortization and impairment expense associated with the acquisition of Busey Bank fsb.

INCOME TAXES
     Income tax expense in 2000 was $7,237,000 as compared to $5,402,000 in 1999 and $5,105,000 in 1998. The provision for income taxes as a percent of income before income taxes was 34.0%, 30.1%, and 30.9%, for 2000, 1999, and 1998, respectively.

BALANCE SHEET-DECEMBER 31, 2000 AND DECEMBER 31, 1999

     Total assets on December 31, 2000 were $1,355,044,000, an increase of 8.7% from $1,247,123,000 on December 31, 1999.Total loans, net of unearned interest, increased 11.0% to $984,369,000 on December 31, 2000, as compared to $886,684,000 on December 31, 1999. Total deposits increased 11.8% to $1,148,787,000 on December 31, 2000 as compared to $1,027,981,000 on December
31, 1999. Non-interest bearing deposits increased $31,668,000 or 30.7% during 2000. Interest-bearing deposits increased $89,138,000 or 9.6% during 2000.

     Total stockholders' equity increased 12.2% to $92,325,000 on December 31, 2000, as compared to $82,284,000 on December 31, 1999. Growth in equity is due primarily to $7,643,000 earnings retained in the Corporation combined with a net increase of $3,843,000 in unrealized gains on available for sale securities. This growth was partially offset by an increase of $2,085,000 in treasury stock. Treasury shares will be reissued in future years as participants exercise outstanding options under the Corporation's stock option plan which is discussed in Note 13 to the Corporation's consolidated financial statements.

EARNING ASSETS
     The average interest-earning assets of the Corporation were 93.2%, 93.0%, and 92.4%, of average total assets for the years ended December 31, 2000, 1999, and 1998, respectively.

INVESTMENT SECURITIES
     The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 2000, the fair value of these securities was $228,597,000 and the amortized cost was $218,790,000. There were $10,236,000 of gross unrealized gains and $429,000 of gross unrealized losses for a net unrealized gain of $9,807,000.
The after-tax effect ($5,917,000) of this unrealized gain has been included in stockholders' equity. The increase in market value for the debt securities in this classification was a result of declining interest rates. The fair value increase in the equity securities was primarily due to a $2,305,000 increase in the value of 117,000 shares of Student Loan Marketing Association (SLM) common stock owned by the Corporation.

The composition of securities available for sale is as follows:

                                                             Years ended December 31,
                                              -----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              -----------------------------------------------------
                                                              (dollars in thousands)
U.S. Treasuries and Agencies                  $162,886   $164,565   $159,261   $161,762   $159,044
Equity securities                               15,479     13,079     12,550     11,994      9,065
States and political subdivisions               43,197     41,554     37,398     32,351      1,253
Other                                            7,035      5,848      8,782      9,407      1,881
                                              -----------------------------------------------------
Fair value of securities available for sale   $228,597   $225,046   $217,991   $215,514   $171,243
                                              =====================================================
Amortized cost                                $218,790   $221,601   $207,531   $206,589   $166,189
                                              =====================================================
Fair value as a percentage of amortized cost    104.48%    101.55%    105.04%    104.32%    103.04%
                                              =====================================================

     The maturities, fair values and weighted average yields of securities available for sale as of December 31, 2000 are:

                                              Due in          Due after 1 year      Due after 5 years       Due after
                                          1 year or less      through 5 years       through 10 years        10 years
                                        -----------------------------------------------------------------------------------
                                         Fair     Weighted    Fair     Weighted    Fair       Weighted    Fair     Weighted
                                         Value     Average    Value    Average     Value      Average     Value    Average
Investment Securities(1)                            Yield               Yield                  Yield                Yield
                                        -----------------------------------------------------------------------------------
                                                                     (dollars in thousands)
U.S. Treasuries and Agencies            $ 94,352    5.73%    $68,329     6.00%    $   205      6.45%     $    -         -%
States and political subdivisions(2)       3,992    8.48%     16,750     7.84%     19,669      7.09%      2,786      6.98%
Other                                      2,092    6.34%      3,417     6.28%        840      6.77%        686     10.35%
                                        -----------------------------------------------------------------------------------
Total                                   $100,436    5.85%    $88,496     6.36%    $20,714      7.07%     $3,472      7.65%
                                        ===================================================================================

(1) Excludes equity securities and mortgage backed securities.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2000)

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

The composition of securities held to maturity was as follows:

                                                           Years ended December 31,
                                               ------------------------------------------------
                                                 2000      1999      1998      1997      1996
                                               ------------------------------------------------
                                                               (dollars in thousands)
U.S. Treasuries and Agencies                          -         -         -         -  $ 8,635
States and political subdivisions                     -         -         -         -   36,607
Other                                                 -         -         -         -    9,865
                                               ------------------------------------------------
Amortized cost of securities held to maturity         -         -         -         -  $55,107
                                               ================================================
Fair value of securities held to maturity             -         -         -         -  $55,800
                                               ================================================
Fair value as a percentage of book value              -         -         -         -   101.26%
                                               ================================================

     The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities decreased to 71.3% at December 31, 2000 from 73.1% at December 31, 1999 while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities increased to 18.9% at December 31, 2000, from 18.5% at December 31, 1999.

LOAN PORTFOLIO
     Loans, including loans held for sale, before allowance for loan losses, increased 11.0% to $984,369,000 in 2000 from $886,684,000 in 1999. Non-farm non-residential real estate mortgage loans increased $18,074,000, or 8.5%, to $231,230,000 in 2000 from $213,156,000 in 1999. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1 to 4 family residential real estate mortgage loans (not held for sale) increased $54,995,000, or 16.0%, to $398,734,000 in 2000 from $343,739,000 in 1999. It is intended that residential mortgage loan origination will generate income and develop retail and other banking relationships. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $185,376,000 as of December 31, 2000.

     The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $293,184,000 and $276,961,000 as of December 31, 2000 and 1999, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The composition of loans is as follows:

                                              Years ended December 31,
                                  --------------------------------------------------
                                    2000      1999       1998      1997      1996
                                  --------------------------------------------------
                                                 (dollars in thousands)
Commercial and financial          $124,052  $119,800   $ 80,958  $ 63,861  $ 62,065
Agricultural                        20,844    20,126     19,072    17,403    16,537
Real estate-farmland                15,411    15,841     14,184    11,782    11,468
Real estate-construction            75,672    52,479     44,713    31,306    26,184
Real estate-mortgage               697,410   622,075    467,435   439,660   413,541
Installment loans to individuals    50,980    56,470     35,919    38,925    39,707
                                  --------------------------------------------------
                                  $984,369  $886,791   $662,281  $602,937  $569,502
Unearned interest                        -      (107)         -         -        (2)
                                  --------------------------------------------------
Loans                             $984,369  $886,684   $662,281  $602,937  $569,500
                                  ==================================================

     The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2000.


                                              1 Year or Less   1 to 5 Years  Over 5 Years      Total
                                             ----------------------------------------------------------
                                                                (dollars in thousands)
Commercial, financial and agricultural       $        90,761  $      33,151  $      20,984  $   144,896
Real estate-construction                              53,955         20,268          1,449       75,672
                                             ----------------------------------------------------------
Total                                        $       144,716  $      53,419  $      22,433  $   220,568
                                             ==========================================================
Interest rate sensitivity of selected loans
Fixed rate                                   $        45,988  $      19,549  $       7,191  $    72,728
Adjustable rate                                       98,729         33,870         15,241      147,840
                                             ----------------------------------------------------------
Total                                        $       144,717  $      53,419  $      22,432  $   220,568
                                             ==========================================================

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

The following table shows activity affecting the allowance for loan losses:

                                                              Years ended December 31
                                               -----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                               -----------------------------------------------------
                                                              (dollars in thousands)
Average loans outstanding during period        $937,239   $731,491   $621,475   $584,327   $525,311
                                               =====================================================
Allowance for loan losses:
     Balance at beginning of period            $ 10,403   $  7,101   $  6,860   $  6,131   $  5,473
                                               -----------------------------------------------------

Loans charged-off:
     Commercial, financial and agricultural    $     70   $     40   $     62   $    192   $    227
     Real estate-construction                         -          -          -          -         19
     Real estate-mortgage                           290        145        282         50         32
     Installment loans to individuals               414        366        260        317        404
                                               -----------------------------------------------------
Total charge-offs                              $    774   $    551   $    604   $    559   $    682
                                               -----------------------------------------------------
Recoveries:
     Commercial, financial and agricultural    $     22   $     16   $     12   $     13   $     43
     Real estate-construction                         -          -          -          -         50
     Real estate-mortgage                             4         67         49        110          -
     Installment loans to individuals                98         99         84         90        147
                                               -----------------------------------------------------
Total recoveries                               $    124   $    182   $    145   $    213   $    240
                                               -----------------------------------------------------
Net loans charged-off                          $    650   $    369   $    459   $    346   $    442
                                               -----------------------------------------------------
Provision for loan losses                      $  2,515   $  2,570   $    700   $  1,075   $  1,100
                                               -----------------------------------------------------
Net additions due to acquisition                      -   $  1,101          -          -          -
                                               -----------------------------------------------------
Balance at end of period                       $ 12,268   $ 10,403   $  7,101   $  6,860   $  6,131
                                               =====================================================
Ratios:
     Net charge-offs to average loans              0.07%      0.05%      0.07%      0.06%      0.08%
                                               =====================================================
     Allowance for loan losses to total loans
     at period end                                 1.25%      1.17%      1.07%      1.14%      1.08%
                                               =====================================================

     The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                                   -----------------------------------------------------------------------------------
                                         2000             1999             1998             1997             1996
                                   -----------------------------------------------------------------------------------
                                             % of             % of             % of             % of             % of
                                            Total            Total            Total            Total            Total
                                   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                                   -----------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Commercial, financial, agri-
cultural and real estate-farmland  $ 1,854   16.3%  $ 3,391   17.6%  $ 1,757   17.2%  $ 1,059   15.4%  $   766   15.8%
Real estate-construction                 -    7.7%        -    5.9%        -    6.8%        -    5.2%        -    4.6%
Real estate-mortgage                 9,051   70.8%    5,708   70.1%    4,380   70.6%    4,456   72.9%    3,505   72.6%
Installment loans to individuals       708    5.2%    1,293    6.4%      964    5.4%    1,045    6.5%    1,189    7.0%
Unallocated                            655    N/A        11    N/A         -    N/A       300    N/A       671    N/A
                                   -----------------------------------------------------------------------------------
Total                              $12,268    100%  $10,403    100%  $ 7,101    100%  $ 6,860    100%  $ 6,131    100%
                                   ===================================================================================

     This table indicates growth in the allowance for loan losses for real estate mortgages and in the unallocated portion. Growth in the allowance for loan losses for real estate mortgages is due to growth in the outstanding balances of real estate mortgage loans as well as an increase in the past due balances of these loans. The increase in the unallocated portion of the allowance for loan losses is due to the factor applied for current economic conditions as well as growth in loans to customers in the Indianapolis and Florida markets where average loan balances are larger than the average loan size within the overall portfolio.

NON-PERFORMING LOANS
     It is management's policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                            Years ended December 31,
                                                  -------------------------------------------
                                                    2000     1999     1998     1997     1996
                                                  -------------------------------------------
                                                             (dollars in thousands)
Non-accrual loans                                 $  767   $1,220   $  526   $  628   $    -
Loans 90 days past due and still accruing          4,667      897    1,052    1,033    1,002
Restructured loans                                     -        -        -        -        -
                                                  -------------------------------------------
Total non-performing loans                        $5,434   $2,117   $1,578   $1,661   $1,002
                                                  -------------------------------------------
Repossessed assets                                $  230   $  459   $  320   $  516   $  805
Other assets acquired in satisfaction of debts
previously contracted                                 11        5       14        5        1
                                                  -------------------------------------------
Total non-performing other assets                 $  241   $  464   $  334   $  521   $  806
                                                  -------------------------------------------
Total non-performing loans and non-
performing other assets                           $5,675   $2,581   $1,912   $2,182   $1,808
                                                  ===========================================
Non-performing loans to loans, before
allowance for loan losses                           0.55%    0.24%    0.24%    0.28%    0.18%
                                                  ===========================================
Non-performing loans and non-performing
other assets to loans, before allowance for loan
losses                                              0.58%    0.29%    0.29%    0.36%    0.32%
                                                  ===========================================

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. For the years ended December 31, 2000 and 1999, no interest was recognized from impaired loans, and $4,000 was recognized for the year ended December 31, 1998.

     The gross interest income that would have been recorded in the years ended December 31, 2000 and 1999 if the non-accrual and restructured loans had been current in accordance with their original terms was $41,000 and $31,000, respectively. The amount of interest collected on those loans that was included in interest income was $2,000 for the year ended December 31, 2000, and $0 for the year ended December 31, 1999.

POTENTIAL PROBLEM LOANS
     Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $2,705,000 at December 31, 2000. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

OTHER INTEREST-BEARING ASSETS
     There are no other interest-bearing assets which are categorized as impaired.

DEPOSITS
     As indicated in the following table, average interest bearing deposits as a percentage of average total deposits have increased to 89.6% for the year ended December 31, 2000 from 89.5% for the year ended December 31, 1999.

                                                                December 31,
                         ------------------------------------------------------------------------------------------
                                       2000                          1999                          1998
                         ------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
                          Average     % Total   Average   Average   % Total   Average   Average   % Total   Average
                          Balance                Rate     Balance              Rate     Balance              Rate
                         ------------------------------------------------------------------------------------------
Non-interest bearing
demand deposits          $  107,882     10.4%       - %  $ 91,484     10.5%        -%  $ 80,986     10.1%        -%
Interest bearing demand
deposits                     28,976      2.8%     2.86%    13,951      1.6%     2.01%    19,271      2.4%     1.96%
Savings/Money Market        411,262     39.6%     3.37%   390,781     44.9%     2.98%   351,695     43.9%     3.14%
Time deposits               489,779     47.2%     5.63%   373,563     43.0%     5.13%   349,956     43.6%     5.49%
                         ------------------------------------------------------------------------------------------
Total                    $1,037,899    100.0%     4.07%  $869,779    100.0%     3.99%  $801,908    100.0%     4.25%
                         ==========================================================================================

Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2000, had the following maturities (dollars in thousands):

          Under 3 months     $ 43,914
          3 to 6 months        37,589
          6 to 12 months       65,680
          Over 12 months       20,174
                             --------
          Total              $167,357
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

                                                     Federal funds
                                                     purchased and
                                                    securities sold        Other short-
                                                  under agreements to         term
                                                       repurchase            borrowings
                                                  -------------------------------------
                                                           (dollars in thousands)
2000
Balance, December 31, 2000                              $18,890               $32,283
Weighted average interest rate at end of period            5.68%                 8.29%
Maximum outstanding at any month end                    $24,064                82,120
Average daily balance                                   $29,504                44,961
Weighted average interest rate during period(1)            5.94%                 7.76%

1999
Balance, December 31, 1999                              $23,580               $48,327
Weighted average interest rate at end of period            5.68%                 7.04%
Maximum outstanding at any month end                    $42,931               $49,727
Average daily balance                                   $16,068               $15,510
Weighted average interest rate during period(1)            5.53%                 5.96%

1998
Balance, December 31, 1998                              $     -               $ 5,900
Weighted average interest rate at end of period               -                  7.25%
Maximum outstanding at any month end                    $ 7,900               $16,550
Average daily balance                                   $ 1,686               $12,981
Weighted average interest rate during period(1)            5.29%                 7.78%

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

     The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly. Average liquid assets are shown in the table below:

LIQUID ASSETS

                                               Years Ended December 31,
                                            ------------------------------
     Average Balances                        2000        1999       1998
                                            ------------------------------
                                                (dollars in thousands)
     Federal funds sold                     $10,310    $10,723    $16,463
                                            ==============================
     Percentage of average total assets        0.82%      1.04%      1.77%
                                            ==============================

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 2000:

                                                                          Rate Sensitive Within
                                            ----------------------------------------------------------------------------------
                                             1-30 Days    31-90 Days    91-180 Days    181 Days-1 Yr   Over 1 Yr    Total
                                            ----------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Interest-bearing deposits                   $    4,471   $         -   $          -   $            -   $        -   $    4,471
Federal funds sold                              34,700             -              -                -            -       34,700
Investment securities
     U.S. Treasuries and Agencies               10,984        19,851         15,947           41,584       74,520      162,886
     States and political subdivisions              60            35            283            3,471       39,348       43,197
     Other securities                            8,055         1,427              -               99       12,933       22,514
Loans (net of unearned interest)               282,892        92,828        110,536          110,437      387,676      984,369
                                            ----------------------------------------------------------------------------------
     Total rate-sensitive assets            $  341,162   $   114,141   $    126,766   $      155,591   $  514,477   $1,252,137
                                            ----------------------------------------------------------------------------------

Interest bearing transaction deposits           51,301             -              -                -            -       51,301
Savings deposits                                87,517             -              -                -            -       87,517
Money market deposits                          329,432             -              -                -            -      329,432
Time deposits                                   57,541        71,476        132,337          165,149      119,365      545,868
Short-term borrowings                           34,445         2,963          3,582            3,976        6,207       51,173
Long-term debt                                       -        21,978          4,999            3,000       22,999       52,976
                                            ----------------------------------------------------------------------------------
     Total rate-sensitive liabilities       $  560,236   $    96,417   $    140,918   $      172,125   $  148,571   $1,118,267
                                            ----------------------------------------------------------------------------------
Rate-sensitive assets less rate-sensitive
liabilities                                  ($219,074)  $    17,724       ($14,152)        ($16,534)  $  365,906   $  133,870
                                            ----------------------------------------------------------------------------------
Cumulative Gap                               ($219,074)    ($201,350)     ($215,502)       ($232,036)  $  133,870
                                            ======================================================================
Cumulative amounts as a percentage
of total rate-sensitive assets                  -17.50%       -16.08%        -17.21%          -18.53%       10.69%
                                            ======================================================================
Cumulative Ratio                                 0.61x         0.69x          0.73x            0.76x        1.12x
                                            ======================================================================

     The foregoing table shows a negative (liability sensitive) cumulative unadjusted gap of approximately $219 million in the 1-30 day repricing category. The gap report indicates that the cumulative gap is negative through one year. Beyond one year, the gap becomes asset sensitive as there are more rate sensitive assets than rate-sensitive liabilities repricing after one year. The composition of the gap structure at December 31, 2000 will benefit the Corporation more if interest rates fall during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on rate-sensitive assets.

CAPITAL RESOURCES
     Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 2000, the Corporation earned $14,053,000 and paid dividends of $6,410,000 to stockholders, resulting in a retention of current earnings of $7,643,000.

     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2000, the Corporation had a total capital to total risk-weighted asset ratio of 9.43%, a Tier 1 capital to risk-weighted asset ratio of 7.77% and a Tier 1 leverage ratio of 5.71%; the Corporation's bank subsidiary, Busey Bank, had ratios of 11.90%, 10.16%, and 7.36%, respectively; the Corporation's savings and loan subsidiary, Busey Bank fsb, had ratios of 9.69%, 8.53%, and 6.49%, respectively. As these ratios show, the Corporation and its bank subsidiaries significantly exceed the regulatory capital guidelines.

REGULATORY CONSIDERATIONS
     It is management's belief that there are no current recommendations by the regulatory authorities which if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

NEW ACCOUNTING PRONOUNCEMENTS
     Accounting for Derivative Instruments and Hedging Activities.  Statement of
     -------------------------------------------------------------
Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged. The Statement is not to be applied retroactively to financial statements of prior periods. In June 1999, Statement of Financial Accounting Standard No. 137 was issued to extend the effective date by one year to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standard No. 138 was issued to amend certain accounting and reporting standards of FAS 133. The Company does not believe the adoption of FAS 133, as amended by FAS 137 and 138, will have a material impact on the consolidated financial statements.

     Accounting for Transfers and Servicing of Financial Assets and
     --------------------------------------------------------------
Extinguishments of Liabilities.  In September 2000, Statement on Financial
------------------------------
Accounting Standards No. 140 (FAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued to replace Statement on Financial Accounting Standards No. 125 (FAS 125), which was issued in June 1996. FAS 125 addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. FAS 140 resolves implementation issues which arose as a result of FAS 125, but carries forward most of FAS 125's provisions. FAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of FAS 140 will have a significant impact on its financial statements.

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

     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

 Consolidated Average Balance Sheets and Interest Rates

                                                                          Years Ended December 31,
                                       --------------------------------------------------------------------------------------------
                                                     2000                            1999                          1998
                                       --------------------------------------------------------------------------------------------
                                       Average      Income/   Yield/   Average      Income/   Yield/   Average    Income/   Yield/
                                       Balance      Expense   Rate     Balance      Expense   Rate     Balance    Expense   Rate
                                       --------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Assets
Federal funds sold                     $   10,310   $    627    6.08%  $   10,723   $    479    4.47%  $ 16,463   $    891    5.41%
Investment securities:
     U.S. Treasuries and Agencies         162,526      9,434    5.80%     153,576      8,637    5.62%   169,680      9,776    5.76%
     States and political
     subdivisions1                         40,833      3,129    7.66%      40,006      3,000    7.50%    33,683      2,665    7.91%
     Other securities                      23,341      1,223    5.24%      24,064      1,187    4.93%    19,049        980    5.14%
Loans (net of unearned
discount)(1), (2)                         937,239     80,146    8.55%     731,491     60,285    8.24%   621,475     53,925    8.68%
                                       --------------------------------------------------------------------------------------------
Total interest-earning assets(1)       $1,174,249   $ 94,559    8.05%  $  959,860   $ 73,588    7.67%  $860,350   $ 68,237    7.93%
                                       ============================================================================================
Cash and due from banks                    33,768                          30,726                        32,175
Premises and equipment                     30,399                          25,437                        24,243
Allowance for loan losses                 (11,077)                         (7,777)                       (7,253)
Other assets                               32,777                          23,532                        21,648
                                       -----------                     -----------                     ---------
Total assets                           $1,260,116                      $1,031,778                      $931,163
                                       ===========                     ===========                     =========

Liabilities and Stockholders' Equity
Interest bearing transaction deposits  $   28,976   $    830    2.86%  $   13,951   $    280    2.01%  $ 19,271   $    377    1.96%
Savings deposits                           91,750      2,794    3.05%      85,720      2,554    2.98%    80,648      2,635    3.27%
Money market deposits                     319,512     11,073    3.47%     305,061      9,105    2.98%   271,047      8,419    3.11%
Time deposits                             489,779     27,589    5.63%     373,563     19,146    5.13%   349,956     19,211    5.49%
Short-term borrowings:
     Federal funds purchased and
     repurchase agreements                 29,504      1,752    5.94%      16,068        888    5.53%     1,686         89    5.29%
     Other                                 44,961      3,491    7.76%      15,510        924    5.96%    12,981      1,010    7.78%
Long-term debt                             53,240      2,947    5.54%      36,505      2,023    5.54%    22,548      1,234    5.47%
                                       --------------------------------------------------------------------------------------------
Total interest-bearing liabilities     $1,057,722   $ 50,476    4.77%  $  846,378   $ 34,920    4.13%  $758,137   $ 32,975    4.35%
                                       ============================================================================================
Net interest spread                                             3.28%                           3.54%                         3.58%
                                                              =======                         =======                       =======
Demand deposits                           107,882                          91,484                        80,986
Other liabilities                           9,628                           8,425                        10,724
Stockholders' equity                       84,884                          85,491                        81,316
                                       -----------                     -----------                     ---------
Total liabilities and
     stockholders' equity              $1,260,116                      $1,031,778                      $931,163
                                       ===========                     ===========                     =========

Interest income/earning assets(1)      $1,174,249   $ 94,559    8.05%  $  959,860   $ 73,588    7.67%  $860,350   $ 68,237    7.93%
Interest expense/earning assets        $1,174,249   $ 50,476    4.30%  $  959,860   $ 34,920    3.64%  $860,350   $ 32,975    3.83%
                                       --------------------------------------------------------------------------------------------
Net interest margin(1)                              $ 44,083    3.75%               $ 38,668    4.03%             $ 35,262    4.10%
                                                    =================               =================             =================

(1) On a tax equivalent basis, assuming a federal income tax rate of 35%
(2) Non-accrual loans have been included in average loans, net of unearned discount

Changes In Net Interest Income

                                                                Years Ended December 31, 2000, 1999, and 1998
                                                 -------------------------------------------------------------------------
                                                 Year 2000 vs 1999 Change due to(1)     Year 1999 vs 1998 Change due to(1)
                                                 -------------------------------------------------------------------------
                                                 Average      Average      Total        Average      Average      Total
                                                  Volume     Yield/Rate    Change        Volume     Yield/Rate    Change
                                                 -------------------------------------------------------------------------
                                                                           (dollars in thousands)
Increase (decrease) in interest income:
     Federal funds sold                              ($18)   $       166   $   148      $   (275)   $      (137)  $  (412)
     Investment securities:
          U.S. Treasuries and Agencies                514            283       797          (910)          (229)   (1,139)
          States and political subdivisions(2)         63             66       129           480           (145)      335
          Other securities                            (34)            70        36           212             (5)      207
     Loans(2)                                      17,519          2,342    19,861         9,173         (2,813)    6,360
                                                 -------------------------------------------------------------------------
Change in interest income(2)                     $ 18,044    $     2,927   $20,971      $  8,680    $    (3,329)  $ 5,351
                                                 =========================================================================

Increase (decrease) in interest expense:
     Interest bearing transaction deposits       $    394    $       156   $   550      $   (106)   $         9   $   (97)
     Savings deposits                                 183             57       240           160           (241)      (81)
     Money market deposits                            447          1,521     1,968         1,025           (339)      686
     Time deposits                                  6,404          2,039     8,443         1,252         (1,317)      (65)
     Federal funds purchased and repurchase
     agreements                                       793             71       864           795              4       799
     Other                                          2,213            354     2,567           176           (262)      (86)
     Long-term debt                                   926             (2)      924           773             16       789
                                                 -------------------------------------------------------------------------
Change in interest expense                         11,360          4,196    15,556         4,075    $    (2,130)  $ 1,945
                                                 -------------------------------------------------------------------------
Increase (decrease) in net interest income(2)    $  6,684        ($1,269)  $ 5,415      $  4,605    $    (1,199)  $ 3,406
                                                 =========================================================================

Percentage increase in net interest income
over prior period                                                             14.0%                                   9.7%
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

     The Corporation's subsidiary banks, Busey Bank and Busey Bank fsb, have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

     The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of December 31, 2000, is as follows:

                                                               Basis Point Changes
                                                        ----------------------------------
                                                           -200     -100     +100     +200
                                                        ----------------------------------
Percentage change in net interest income due to an
immediate change in interest over a one-year period     (1.69%)  (0.69%)  (0.08%)  (0.42%)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements are presented beginning on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 4-6 of the 2001 Proxy Statement.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference is the information set forth on pages 9-11 of the 2001 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is the information set forth on page 8 of the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference is the information set forth on page 13 of the 2001 Proxy Statement.

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

              FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               -----
           Independent Auditor's Report                           37
           Consolidated Balance Sheets                            38
           Consolidated Statements of Income                      39
           Consolidated Statements of Stockholders' Equity     40-42
           Consolidated Statements of Cash Flows               43-45
           Notes to Consolidated Financial Statements          46-80
           Management Report                                      81
           Independent Accountant's Report                        82

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


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 16, 2001.

                                        FIRST BUSEY CORPORATION
                                        BY //DOUGLAS C. MILLS//
                                           --------------------
                                        Douglas C. Mills
                                        Chairman of the Board, President,
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2001.

     Signature                     Title

     //DOUGLAS C. MILLS//          Chairman of the Board, Chief
     --------------------          Executive Officer
     Douglas C. Mills              (Principal Executive Officer)

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

     //EDWIN A. SCHARLAU//         Director
     ---------------------
     Edwin A. Scharlau II

     //DAVID C. THIES//            Director
     ------------------
     David C. Thies

     //ARTHUR R. WYATT//           Director
     -------------------
     Arthur R. Wyatt

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                        DECEMBER 31, 2000, 1999 AND 1998

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES


                                    CONTENTS



------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                          37

------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                         38

  Consolidated statements of income                                   39

  Consolidated statements of stockholders' equity                40 - 42

  Consolidated statements of cash flows                          43 - 45

  Notes to consolidated financial statements                     46 - 80

------------------------------------------------------------------------

INTERNAL CONTROL REPORTS

  Management Report - Effectiveness of the Internal Control           81

  Independent Accountant's Report                                     82

------------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois

We have audited the accompanying consolidated balance sheets of First Busey Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.


//McGladrey & Pullen, LLP//


Champaign, Illinois
February 8, 2001

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

                                                                          2000          1999
-----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
ASSETS
Cash and due from banks                                              $    58,585    $    69,722
Federal funds sold                                                        34,700         13,500
Securities available for sale                                            228,597        225,046
Loans held for sale (fair value 2000 $5,568; 1999 $5,951)                  5,492          5,490
Loans (net of allowance for loan losses 2000 $12,268; 1999 $10,403       966,609        870,791
Premises and equipment                                                    31,253         28,647
Goodwill and other intangibles                                            12,255         14,241
Other assets                                                              17,553         19,686
                                                                     -----------    -----------
          TOTAL ASSETS                                               $ 1,355,044    $ 1,247,123
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Noninterest bearing                                              $   134,669    $   103,001
    Interest bearing                                                   1,014,118        924,980
                                                                     -----------    -----------
          TOTAL DEPOSITS                                               1,148,787      1,027,981
  Securities sold under agreements to repurchase                          18,890         23,580
  Short-term borrowings                                                   32,283         48,327
  Long-term debt                                                          52,976         55,849
  Other liabilities                                                        9,783          9,102
                                                                     -----------    -----------
          TOTAL LIABILITIES                                            1,262,719      1,164,839
                                                                     -----------    -----------

Stockholders' Equity
  Preferred stock, no par value, 1,000,000 shares authorized, no
    shares issued                                                              -              -
  Common stock, no par value, authorized 40,000,000 shares;
    14,154,706 shares issued                                               6,291          6,291
  Surplus                                                                 22,044         21,750
  Retained earnings                                                       73,215         65,572
  Accumulated other comprehensive income                                   5,917          2,074
                                                                     -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK,
            UNEARNED ESOP SHARES AND DEFERRED COMPENSATION
            FOR RESTRICTED STOCK AWARDS                                  107,467         95,687
  Treasury stock, at cost, 703,526 shares 2000; 615,897 shares 1999      (12,858)       (10,773)
  Unearned ESOP shares and deferred compensation for restricted
    stock awards                                                          (2,284)        (2,630)
                                                                     -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY                                      92,325         82,284
                                                                     -----------    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,355,044    $ 1,247,123
                                                                     ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2000, 1999 and 1998

                                                             2000           1999           1998
-------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands,
                                                                  except per share amounts)
Interest income:
  Loans                                                    $ 79,924       $ 60,058       $ 53,669
  Securities
    Taxable interest income                                  10,531          9,699         10,622
    Nontaxable interest income                                2,034          1,950          1,732
    Dividends                                                   126            125            134
  Federal funds sold                                            627            479            891
                                                           --------------------------------------
          TOTAL INTEREST INCOME                              93,242         72,311         67,048
                                                           --------------------------------------

Interest expense:
  Deposits                                                   42,286         31,085         30,642
  Short-term borrowings                                       5,243          1,812          1,099
  Long-term debt                                              2,947          2,023          1,234
                                                           --------------------------------------
          TOTAL INTEREST EXPENSE                             50,476         34,920         32,975
                                                           --------------------------------------
          NET INTEREST INCOME                                42,766         37,391         34,073
Provision for loan losses                                     2,515          2,570            700
                                                           --------------------------------------
          NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                  40,251         34,821         33,373
                                                           --------------------------------------

Other income:
  Service charges on deposit accounts                         5,341          3,798          2,938
  Trust fees                                                  4,364          4,013          3,445
  Commissions and brokers' fees, net                          1,901          1,472          1,187
  Other service charges and fees                              2,075          2,302          1,909
  Security gains, net                                           737          1,035          1,243
  Trading security gains (losses), net                            0            (27)             5
  Gain on sales of loans                                      1,112            895            988
  Net commissions from travel services                          922            990            862
  Other                                                       1,836          1,714            953
                                                           --------------------------------------
          TOTAL OTHER INCOME                                 18,288         16,192         13,530
                                                           --------------------------------------

Other expenses:
  Salaries and wages                                         16,192         14,758         13,524
  Employee benefits                                           2,888          2,807          2,571
  Net occupancy expense of premises                           3,115          2,690          2,497
  Furniture and equipment expenses                            3,614          3,320          2,370
  Data processing                                             1,142            838          1,924
  Amortization and impairment of intangible assets            2,288          1,166          1,404
  Stationery, supplies and printing                           1,029            986            758
  Other                                                       6,981          6,498          5,352
                                                           --------------------------------------
          TOTAL OTHER EXPENSES                               37,249         33,063         30,400
                                                           --------------------------------------
          INCOME BEFORE INCOME TAXES                         21,290         17,950         16,503
Income taxes                                                  7,237          5,402          5,105
                                                           --------------------------------------
          NET INCOME                                       $ 14,053       $ 12,548       $ 11,398
                                                           ======================================
Basic earnings per share                                   $   1.05       $   0.92       $   0.83
                                                           ======================================
Diluted earnings per share                                 $   1.03       $   0.90       $   0.81
                                                           ======================================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Deferred
                                                                            Accumulated                       Compensation
                                                                               Other                Unearned for Restricted
                                               Common            Retained  Comprehensive  Treasury    ESOP       Stock
                                               Stock    Surplus  Earnings     Income       Stock     Shares      Awards     Total
                                               ------------------------------------------------------------------------------------
                                                                  (Dollars in thousands except per share amounts)
Balance, December 31, 1997                     $ 6,291  $20,729  $53,011    $    5,801    $ (3,922) $  (550)  $       (81)  $81,279
                                                                                                                            -------
Comprehensive income:
  Net income                                         -        -   11,398             -           -        -             -    11,398
  Other comprehensive income, net of tax:                                                                                   -------
    Change in unrealized gain on securities
      available for sale arising during
      period, net of taxes of $972                   -        -        -             -           -        -             -     1,806
    Reclassification adjustment, net of
      taxes of ($435)                                -        -        -             -           -        -             -      (808)
  Other comprehensive income, net of                                                                                        -------
      taxes of $537                                  -        -        -           998           -        -             -       998
                                                                                                                            -------
Comprehensive income                                 -        -        -             -           -        -             -    12,396
                                                                                                                            -------
Purchase of 162,774 shares for the treasury          -        -        -             -      (2,747)       -             -    (2,747)
Issuance of 56,926 shares of treasury stock
  for option exercise and related tax benefit        -      169        -             -         417        -             -       586
Issuance of 60,000 shares of treasury stock
  for acquisition                                    -      385        -             -         440        -             -       825
Cash dividends:
  Common stock $.39 per share                        -        -   (5,381)            -           -        -             -    (5,381)
Principal payments on employee stock
  ownership plan debt                                -        -        -             -           -      150             -       150
Forfeiture of restricted stock issued under
  restricted stock award plan                        -        -        -             -         (53)       -            53         -
Amortization of restricted stock issued
  under restricted stock award plan                  -        -        -             -           -        -            (5)       (5)
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1998                       6,291   21,283   59,028         6,799      (5,865)    (400)          (33)   87,103
                                               ------------------------------------------------------------------------------------

                                                                                                                        (Continued)






FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
Years Ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Deferred
                                                                            Accumulated                       Compensation
                                                                               Other                Unearned for Restricted
                                               Common            Retained  Comprehensive  Treasury    ESOP       Stock
                                               Stock    Surplus  Earnings     Income       Stock     Shares      Awards     Total
                                               ------------------------------------------------------------------------------------
                                                                 (Dollars in thousands except per share amounts)
Balance, December 31, 1998                     $ 6,291  $21,283  $59,028    $    6,799    $ (5,865) $  (400)  $       (33)  $87,103
                                                                                                                            -------
Comprehensive income:
  Net income                                         -        -   12,548             -           -        -             -    12,548
  Other comprehensive income, net of tax:                                                                                   -------
    Change in unrealized gain on securities
      available for sale arising during
      period, net of tax benefit of ($1,879)         -        -        -             -           -        -             -    (4,101)
    Reclassification adjustment, net of
      taxes of ($411)                                -        -        -             -           -        -             -      (624)
  Other comprehensive income, net of                                                                                        -------
    taxes of $(2,290)                                -        -        -        (4,725)          -        -             -    (4,725)
                                                                                                                            -------
Comprehensive income                                 -        -        -             -           -        -             -     7,823
                                                                                                                            -------
Purchase of 276,409 shares for the treasury          -        -        -             -      (5,850)       -             -    (5,850)
Issuance of 97,280 shares of treasury stock
  for option exercise and related tax benefit        -      336        -             -         835        -             -     1,171
Issuance of 13,000 shares of treasury stock
  to benefit plans                                   -      131        -             -         109        -             -       240
Cash dividends:
  Common stock $.44 per share                        -        -   (6,004)            -           -        -             -    (6,004)
Principal payments on employee stock
  ownership plan debt                                -        -        -             -           -      150             -       150
Proceeds from employee stock ownership
  plan debt                                          -        -        -             -           -   (2,370)            -    (2,370)
Forfeiture of restricted stock issued under
  restricted stock award plan                        -        -        -             -          (2)       -             2         -
Amortization of restricted stock issued
  under restricted stock award plan                  -        -        -             -           -        -            21        21
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1999                       6,291   21,750   65,572         2,074     (10,773)  (2,620)          (10)   82,284
                                               ------------------------------------------------------------------------------------

                                                                                                                        (Continued)






FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
Years Ended December 31, 2000, 1999 and 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Deferred
                                                                            Accumulated                       Compensation
                                                                               Other                Unearned for Restricted
                                               Common            Retained  Comprehensive  Treasury    ESOP       Stock
                                               Stock    Surplus  Earnings     Income       Stock     Shares      Awards     Total
                                               ------------------------------------------------------------------------------------
                                                                  (Dollars in thousands except per share amounts)
Balance, December 31, 1999                     $ 6,291  $21,750  $65,572    $    2,074    $(10,773) $(2,620)  $       (10)  $82,284
                                                                                                                            -------
Comprehensive income:
  Net income                                         -        -   14,053             -           -        -             -    14,053
  Other comprehensive income, net of tax:                                                                                   -------
    Unrealized gains on securities available
      for sale arising during period, net
      of tax benefit of $2,811                       -        -        -             -           -        -             -     4,288
    Reclassification adjustment, net of
      taxes of ($292)                                -        -        -             -           -        -             -      (445)
  Other comprehensive income, net of                                                                                        -------
    tax of $2,519                                    -        -        -         3,843           -        -             -     3,843
                                                                                                                            -------
Comprehensive income                                 -        -        -             -           -        -             -    17,896
                                                                                                                            -------
Purchase of 118,479 shares for the treasury          -        -        -             -      (2,385)       -             -    (2,385)
Issuance of 20,000 shares of treasury stock
  for acquisition of customer list                   -      205        -             -         195        -             -       400
Issuance of 10,150 shares of treasury stock
  for bonus compensation program                     -       83        -             -          98        -             -       181
Issuance of 700 shares of treasury stock
  for restricted stock grants                        -        6        -             -           7        -           (13)        0
Cash dividends:
  Common stock $.48 per share                        -        -   (6,410)            -           -        -             -    (6,410)
Principal payments on employee stock
  ownership plan debt                                -        -        -             -           -      337             -       337
Release of restricted stock issued under
  restricted stock award plan                        -        -        -             -           -        -            22        22
                                               ------------------------------------------------------------------------------------
Balance, December 31, 2000                     $ 6,291  $22,044  $73,215    $    5,917    $(12,858) $(2,283)  $        (1)  $92,325
                                               ====================================================================================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999 and 1998

                                                              2000            1999            1998
----------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                            $    14,053     $    12,548     $    11,398
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Stock-based compensation                                    181               -               -
    Depreciation and amortization                             6,052           4,501           4,005
    Provision for loan losses                                 2,515           2,570             700
    Provision for deferred income taxes                         287            (737)           (299)
    Accretion of security discounts                            (340)           (161)           (142)
    Gain on sales of securities, net                           (737)         (1,035)         (1,243)
    Proceeds from sales of loans                             65,828          90,058          88,508
    Loan originated for sale                                (64,718)        (81,937)        (93,823)
    Gain on sales of loans, net                              (1,112)           (895)           (988)
    Loss on sales and dispositions of
      premises and equipment                                     16             122               8
    Change in assets and liabilities:
      (Increase) decrease in other assets                       (22)         (2,782)            316
      Increase (decrease) in other liabilities                  341            (507)             95
                                                        --------------------------------------------
          NET CASH PROVIDED BY
            OPERATING ACTIVITIES                             22,344          21,745           8,535
                                                        --------------------------------------------

Cash Flows from Investing Activities
  Securities available for sale:
    Purchases                                               (68,198)       (129,587)       (141,088)
    Proceeds from sales                                      18,157          62,828          47,324
    Proceeds from maturities                                 53,929         102,234          94,207
(Increase) decrease in federal funds sold                   (21,200)        (10,098)         18,800
Increase in loans                                           (98,649)       (117,111)        (53,857)
Purchases of premises and equipment                          (6,993)         (4,039)         (4,188)
Proceeds from sales of premises and equipment                   732              43             199
Purchase of subsidiaries, net of cash and due
  from banks acquired                                             -         (20,456)            204
                                                        --------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES            (122,222)       (116,186)        (38,399)
                                                        --------------------------------------------


                                                                                        (Continued)






FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2000, 1999 and 1998

                                                              2000            1999            1998
----------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Cash Flows from Financing Activities
  Net increase (decrease) in certificates of deposit    $    62,688     $    49,769     $   (36,425)
  Net increase in demand deposits, money market
    and savings accounts                                     58,118          19,380          51,676
  Net increase (decrease) in federal funds
    purchased and securities sold under agreements
    to repurchase                                            (4,690)         23,580               -
  Proceeds from short-term borrowings                        55,925          42,357          11,000
  Principal payments on short-term borrowings               (71,632)         (2,150)        (11,500)
  Proceeds from long-term debt                               18,000          11,000          20,000
  Principal payments on long-term debt                      (20,873)         (4,974)         (5,000)
  Cash dividends paid                                        (6,410)         (6,004)         (5,381)
  Purchase of treasury stock                                 (2,385)         (5,850)         (2,747)
  Proceeds from sales of treasury stock                           -           1,411             586
                                                        --------------------------------------------
          NET CASH PROVIDED BY
            FINANCING ACTIVITIES                             88,741         128,519          22,209
                                                        --------------------------------------------

          NET INCREASE (DECREASE) IN CASH
            AND DUE FROM BANKS                              (11,137)         34,078          (7,655)

Cash and due from banks, beginning                           69,722          35,644          43,299
                                                        --------------------------------------------

Cash and due from banks, ending                         $    58,585     $    69,722     $    35,644
                                                        ============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash payments for:
    Interest                                            $    48,546     $    34,321     $    33,124
                                                        ============================================

    Income taxes                                        $     5,921     $     6,395     $     5,104
                                                        ============================================


                                                                                        (Continued)






FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2000, 1999 and 1998

                                                              2000            1999            1998
----------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
  Other real estate acquired in settlement of loans     $       316     $       360     $       357
                                                        ============================================

  Principal payments on ESOP debt                       $       337     $       150     $       150
                                                        ============================================

  Proceeds from ESOP debt                               $         -     $     2,370     $         -
                                                        ============================================

  Customer list acquired in exchange for
    common stock                                        $       400     $         -     $         -
                                                        ============================================

  Purchase of Subsidiary:

  Purchase price                                        $         -     $    27,075     $         -
                                                        ============================================

  Assets acquired:
    Cash and due from banks                             $         -     $     6,619     $         -
    Federal funds sold                                            -           3,402               -
    Securities available for sale                                 -          48,349               -
    Loans held for sale                                           -           1,450               -
    Loans                                                         -         112,696               -
    Premises and equipment                                        -           3,852               -
    Other assets                                                  -          10,443               -
  Liabilities assumed:
    Deposits                                                      -        (132,128)              -
    Long-term debt                                                -         (24,823)              -
    Other liabilities                                             -          (2,785)              -
                                                        --------------------------------------------
                                                        $         -     $    27,075     $         -
                                                        ============================================

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

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation
----------------------

The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiaries: Busey Insurance Services, Inc., Busey Travel, Inc., and BAT, Inc.; Eagle BancGroup, Inc. and its subsidiary, Busey Bank, fsb; First Busey Trust & Investment Co.; First Busey Resources, Inc.; First Busey Securities, Inc.; and Busey Investment Group Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

Securities purchased with the intent to earn a profit by trading or reselling them in a short period of time are classified as trading securities and are carried at fair value. Realized and unrealized gains and losses are included in income. At December 31, 2000 and 1999, there were no securities classified in this category.

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

Unearned interest on discounted loans is amortized to income over the life of the loans, using the interest method. For all other loans, interest is accrued daily on the outstanding balances. For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected.

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

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Corporation stratifies its capitalized mortgage servicing rights based on the origination date of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value.

Premises and equipment
----------------------

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other real estate owned
-----------------------

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Intangible assets
-----------------

Costs in excess of the estimated fair value of identifiable net assets acquired consist primarily of goodwill, core deposit intangible and other identifiable intangible assets. Goodwill is amortized on a straight-line basis over periods not to exceed 25 years. Core deposit and other identifiable intangible assets are amortized on an accelerated basis over the estimated period benefited up to 25 years. Intangible assets, net of accumulated amortization were approximately $12,255,000 and $14,241,000 as of December 31, 2000 and 1999, respectively.
Total amortization expense was approximately $2,288,000, $1,166,000 and $1,404,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows.

During the year ended December 31, 2000, the Corporation recognized an impairment write down of $600,000 on the core deposit intangible of Busey Bank, fsb. The Corporation recognized this write down due to a significant run off of the core deposit base. This write down is included in the amortization and impairment of intangible assets line item on the income statement.

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

Earnings per share
------------------

Basic earnings per share are computed by dividing net income for the year by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following reflects net income per share calculations for basic and diluted methods:

                                                                    December 31,
                                                     -----------------------------------------
                                                         2000           1999           1998
                                                     -----------------------------------------
Net income available to common shareholders           14,053,000     12,548,000     11,398,000

Basic average common shares outstanding               13,356,197     13,597,122     13,753,102
Dilutive potential due to stock options                  246,995        317,492        281,935
                                                     -----------------------------------------

Average number of common shares and dilutive
  potential common shares outstanding                 13,603,192     13,914,614     14,035,037
                                                     =========================================

Basic net income per share                           $      1.05    $      0.92    $      0.83
                                                     =========================================

Diluted net income per share                         $      1.03    $      0.90    $      0.81
                                                     =========================================


Stock split
-----------

In June 1998, the Board of Directors approved a two-for-one stock split for stockholders of record on July 17, 1998, and was effected on August 3, 1998.
All share amounts in the consolidated financial statements have been restated to reflect the stock split.

Recent accounting pronouncements
--------------------------------

Accounting for Derivative Instruments and Hedging Activities  Statement of
------------------------------------------------------------
Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged. The Statement is not to be applied retroactively to financial statements of prior periods. In June 1999, Statement of Financial Accounting Standard No. 137 was issued to extend the effective date by one year to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standard No. 138 was issued to amend certain accounting and reporting standards of FAS 133. The Company does not believe the adoption of FAS 133, as amended by FAS 137 and 138, will have a material impact on the consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Accounting for Transfers and Servicing of Financial Assets and Extinguishments
------------------------------------------------------------------------------
of Liabilities  In September 2000, Statement on Financial Accounting Standards
--------------
No. 140 (FAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued to replace Statement on Financial Accounting Standards No. 125 (FAS 125), which was issued in June 1996. FAS 125 addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. FAS 140 resolves implementation issues which arose as a result of FAS 125, but carries forward most of FAS 125's provisions. FAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of FAS 140 will have a significant impact on its financial statements.

Comprehensive income
--------------------

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

          BUSINESS COMBINATIONS

On October 29, 1999, the Corporation acquired all the outstanding common stock of Eagle BancGroup, Inc. and its subsidiary Busey Bank, fsb, an $184,000,000 thrift located in Bloomington, Illinois. This acquisition has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $27,075,000 was allocated based upon the fair value of the assets acquired. The excess of the total acquisition cost over the fair value of the net assets acquired of $8,903,000 is being amortized over periods up to twenty years using the straight-line method.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Pro forma unaudited operating results, giving effect to the Eagle BancGroup, Inc. acquisition as if it had occurred on January 1, 1998 is as follows:


                                                                     1999           1998
                                                                 ------------------------

Interest income                                                  $  82,963      $  79,546
Interest expense                                                    41,296         40,891
Provision for loan losses                                            2,770            940
Noninterest income                                                  17,208         15,241
Noninterest expense                                                 38,083         35,377
                                                                 ------------------------
Income before income taxes                                          18,022         17,579
Income taxes                                                         5,530          5,499
                                                                 ------------------------
Net income                                                       $  12,492      $  12,080
                                                                 ========================

Earnings per share - basic                                       $    0.92      $    0.88
                                                                 ========================
Earnings per share - diluted                                     $    0.90      $    0.86
                                                                 ========================


          CASH AND DUE FROM BANKS

The Corporation's banking and thrift subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2000 and 1999 were approximately $6,103,000 and $5,329,000, respectively.

In October 1997, the Corporation's bank subsidiary established a clearing balance requirement of $2,000,000 with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 2000 and 1999, the clearing balance requirement was $2,750,000. These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services. The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

          SECURITIES

The amortized cost and fair values of securities available for sale are summarized as follows:


                                                           Gross         Gross
                                           Amortized     Unrealized    Unrealized       Fair
                                              Cost         Gains         Losses        Value
                                           ----------------------------------------------------
                                                          (Dollars in thousands)
December 31, 2000:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                $  162,311      $    720        $  145    $  162,886
Obligations of states and political
  subdivisions                                 42,612           788           203        43,197
Corporate securities                            5,076            42            75         5,043
Other debt securities                           1,992             -             -         1,992
                                           ----------------------------------------------------
                                              211,991         1,550           423       213,118
Equity securities                               6,799         8,686             6        15,479
                                           ----------------------------------------------------

                                           $  218,790      $ 10,236        $  429    $  228,597
                                           ====================================================


                                                           Gross         Gross
                                           Amortized     Unrealized    Unrealized       Fair
                                              Cost         Gains         Losses        Value
                                           ----------------------------------------------------
                                                          (Dollars in thousands)
December 31, 1999:
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                $  166,996      $      -      $  2,431    $  164,565
Obligations of states and political
  subdivisions                                 42,275           443         1,164        41,554
Corporate securities                            5,358             1            98         5,261
Other debt securities                             587             -             -           587
                                           ----------------------------------------------------
                                              215,216           444         3,693       211,967
Equity securities                               6,385         6,721            27        13,079
                                           ----------------------------------------------------

                                           $  221,601      $  7,165      $  3,720    $  225,046
                                           ====================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The amortized cost and fair value of securities, other than equity securities, as of December 31, 2000, by contractual maturity, are shown below.


                                                                  Amortized        Fair
                                                                    Cost           Value
                                                                 ------------------------
                                                                  (Dollars in thousands)
Due in one year or less                                          $ 100,341      $ 100,436
Due after one year through five years                               87,742         88,496
Due after five years through ten years                              20,526         20,714
Due after ten years                                                  3,382          3,472
                                                                 ------------------------
                                                                 $ 211,991      $ 213,118
                                                                 ========================


Gains and losses related to sales of securities are summarized as follows (in thousands):


                                                          For the Years Ended December 31,
                                                     -----------------------------------------
                                                          2000           1999           1998
                                                     -----------------------------------------

Gross security gains                                 $       973      $   1,060     $    1,253
Gross security losses                                       (236)           (25)           (10)
                                                     -----------------------------------------

          NET SECURITY GAINS                         $       737      $   1,035     $    1,243
                                                     =========================================


Investment securities with carrying values of $178,117,000 and $169,099,000 on December 31, 2000 and 1999, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

          LOANS

The composition of loans is as follows:


                                                                       December 31,
                                                                 ------------------------
                                                                    2000           1999
                                                                 ------------------------
                                                                  (Dollars in thousands)

Commercial                                                       $ 124,052      $ 119,800
Real estate construction                                            75,672         52,479
Real estate - farmland                                              15,411         15,841
Real estate - 1 to 4 family residential mortgage                   398,734        343,739
Real estate - multifamily mortgage                                  61,954         63,805
Real estate - non-farm nonresidential mortgage                     231,230        213,156
Installment                                                         50,980         52,355
Agricultural                                                        20,844         20,126
                                                                 ------------------------
                                                                   978,877        881,301
Less:
  Unearned interest                                                      -            107
                                                                 ------------------------
                                                                   978,877        881,194
Less:
  Allowance for loan losses                                         12,268         10,403
                                                                 ------------------------

          NET LOANS                                              $ 966,609      $ 870,791
                                                                 ========================


The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $184,419,000, $212,600,000 and $125,754,000 as of
December 31, 2000, 1999 and 1998, respectively.

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $293,184,000 and $276,961,000 as of December 31, 2000 and 1999, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are reflected by changing economic conditions and the economic prospects of borrowers.

The following table presents data on impaired loans:

                                                           2000           1999           1998
                                                     -----------------------------------------
                                                                (Dollars in thousands)

Impaired loans for which an allowance has
  been provided                                      $         -      $       -     $        -
Impaired loans for which no allowance has
  been provided                                               92            246            127
                                                     -----------------------------------------

Total loans determined to be impaired                $        92      $     246     $      127
                                                     =========================================

Allowance for loan loss for impaired loans included
   in the allowance for loan losses                  $         -      $       -     $        -
                                                     =========================================
Average recorded investment in impaired loans        $       170      $     203     $      219
                                                     =========================================
Interest income recognized from impaired loans       $         -      $       -     $        4
                                                     =========================================
Cash basis interest income recognized from
  impaired loans                                     $         -      $       -     $        9
                                                     =========================================


          ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                               Years Ended December 31,
                                                     -----------------------------------------
                                                           2000           1999           1998
                                                     -----------------------------------------
                                                                (Dollars in thousands)

Balance, beginning of year                           $    10,403      $   7,101     $    6,860
  Allowance associated with acquisition                        -          1,101              -
  Provision for loan losses                                2,515          2,570            700
  Recoveries applicable to loan balances
    previously charged off                                   124            182            145
  Loan balances charged off                                 (774)          (551)          (604)
                                                     -----------------------------------------

Balance, ending of year                              $    12,268      $  10,403     $    7,101
                                                     =========================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


          PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                                       December 31,
                                                                 ------------------------
                                                                    2000           1999
                                                                 ------------------------
                                                                  (Dollars in thousands)

Land                                                             $   7,101      $   7,225
Buildings and improvements                                          30,999         26,208
Furniture and equipment                                             18,945         15,342
                                                                 ------------------------
                                                                    57,045         48,775
Less accumulated depreciation                                       25,792         20,128
                                                                 ------------------------

                                                                 $  31,253      $  28,647
                                                                 ========================

Depreciation expense was $3,742,000, $3,314,000 and $2,606,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


          DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $167,357,000 and $106,971,000 at December 31, 2000 and 1999,
respectively.

As of December 31, 2000, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2001                                                        $   422,348
2002                                                             81,896
2003                                                             27,851
2004                                                              6,743
2005                                                              6,059
Thereafter                                                          971
                                                            -----------
                                                            $   545,868
                                                            ===========

          SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four years from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                                                       December 31,
                                                                                   2000           1999
                                                                                ------------------------
Notes payable, American National Bank of Chicago, due
January 19, 2001, interest payable quarterly:

  $10,000,000 line of credit, at LIBOR plus 1.40% (effective rate of
  8.29375% at December 31, 2000), collateralized by all of the common
  stock of Busey Bank and Busey Bank fsb                                        $   5,000      $   5,750

  $27,000,000 line of credit, at LIBOR plus 1.40% (effective rate of
  8.29375% at December 31, 2000), collateralized by all of the common
  stock of Busey Bank and Busey Bank fsb                                           25,000         26,957

  $2,370,000 line of credit, at LIBOR plus 1.40% (effective rate of
  8.29375% at December 31, 2000), collateralized by 120,000 shares of First Busey Corporation common stock owned by employee
  stock ownership plan                                                              2,133              -

  $250,000 line of credit, at LIBOR plus 1.40% (effective rate of
  8.29375% at December 31, 2000), collateralized by 120,000 shares of First Busey Corporation common stock owned by employee
  stock ownership plan                                                                150              -

  LIBOR plus 1.50%, collateralized by 20,000 shares of First Busey
  Corporation common stock owned by employee stock ownership plan                       -            250

  LIBOR plus 1.40%, collateralized by 100,000 shares of First Busey
  Corporation common stock owned by employee stock ownership plan                       -          2,370

Notes payable, Federal Home Loan Bank of Chicago, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank of Chicago stock:

  Fixed rate at 5.68%, monthly installment of interest through February 7,
  2000, balance due February 7, 2000                                                    -          3,000

  One-month LIBOR flat with monthly reset, monthly installment of
  interest through February 14, 2000, balance due February 14, 2000                     -          5,000

  Fixed rate at 5.74%, monthly installment of interest through March 6,
  2000, balance due March 6, 2000                                                       -          5,000
                                                                                ------------------------
                                                                                $  32,283      $  48,327
                                                                                ========================

In August 1997, the employee stock ownership plan borrowed $250,000 to acquire additional shares. The employee stock ownership plan borrowed $2,370,000 to acquire additional shares in December, 1999.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

                                                                                       December 31,
                                                                                ------------------------
                                                                                   2000           1999
                                                                                ------------------------
                                                                                 (Dollars in thousands)
Notes payable, Federal Home Loan Bank of Chicago, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home
Loan Bank of Chicago stock

  Fixed rate at 5.30%, monthly installment of interest through
  January 16, 2008, balance due January 16, 2008, redeemable
  by issuer on January 16, 2003                                                 $   5,000      $   5,000

  Fixed rate at 5.01%, monthly installment of interest through
  February 17, 2008, balance due February 17, 2008, redeemable
  by issuer on February 17, 2001 and quarterly thereafter                          10,000         10,000

  Fixed rate at 5.55%, monthly installment of interest through
  September 3, 2003, balance due September 3, 2003                                  5,000          5,000

  Fixed rate at 5.49%, monthly installment of interest through
  February 19, 2004, balance due February 19, 2004                                  5,000          5,000

  Fixed rate at 4.95%, monthly installment of interest through
  January 16, 2008, balance due January 16, 2008, redeemable
  by issuer on January 16, 2001 and quarterly thereafter                            4,992          4,966

  Fixed rate at 5.07%, monthly installment of interest through
  February 27, 2008, balance due February 27, 2008, redeemable
  by issuer on February 27, 2001 and quarterly thereafter                           1,997          1,988

  Fixed rate at 4.30%, monthly installment of interest through
  October 6, 2008, balance due October 6, 2008, redeemable
  by issuer on October 5, 2001 and quarterly thereafter                             2,987          2,950

  Fixed rate at 6.58%, monthly installment of interest through
  February 28, 2001, balance due February 28, 2001                                  5,000              -

  Fixed rate at 6.60%, monthly installment of interest through
  March 20, 2002, balance due March 20, 2002                                        2,000              -





FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



  Fixed rate at 6.60%, monthly installment of interest through
  March 20, 2002, balance due March 20, 2002                                        2,000              -

  Three month LIBOR less 7 basis points (effective rate of 6.4663%
  at December 31, 2000), monthly installment of interest through
  March 20, 2001, balance due March 20, 2001, redeemable by
  issuer on June 20, 2000 and quarterly thereafter                                  5,000              -

  Fixed rate at 6.54%, monthly installment of interest through
  March 22, 2002, balance due March 22, 2002                                        4,000              -

  Fixed rate at 6.08%, monthly installment of interest through
  February 21, 2000, balance due February 21, 2000                                      -          5,000

  Fixed rate at 5.50%, monthly installment of interest through
  June 16, 2000, balance due June 16, 2000                                              -          1,000

  Fixed rate at 5.59%, monthly installment of interest through
  July 24, 2000, balance due July 24, 2000                                              -          5,000

  Fixed rate at 5.71%, monthly installment of interest through
  June 18, 2002, balance due June 18, 2002, redeemable
  by issuer June 18, 1998, and quarterly thereafter                                     -          4,965

  Fixed rate at 5.40%, monthly installment of interest through
  August 8, 2002, balance due August 8, 2002, redeemable
  by issuer on August 8, 1998 and quarterly thereafter                                  -          2,997

  Fixed rate at 4.20%, monthly installment of interest through
  October 6, 2008, balance due October 6, 2008, redeemable
  by issuer on October 5, 2000 and quarterly thereafter                                 -          1,983
                                                                                ------------------------
                                                                                $  52,976      $  55,849
                                                                                ========================

The notes listed above are collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on residential real estate and Federal Home Loan Bank of Chicago stock.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

As of December 31, 2000, the scheduled maturities of long-term debt, in thousands, are as follows:

2001                                                        $    10,000
2002                                                              8,000
2003                                                              5,000
2004                                                              5,000
2005                                                                  -
Thereafter                                                       24,976
                                                            -----------
                                                            $    52,976
                                                            ===========

The Corporation had letters of credit outstanding with the Federal Home Loan Bank of Chicago for $51,660,000 and $15,000,000 at December 31, 2000 and 1999,
respectively. There were no claims on the letters of credit as of December 31, 2000 and 1999.


          INCOME TAXES

The components of income taxes consist of:

                                                                Years Ended December 31,
                                                     -----------------------------------------
                                                           2000           1999           1998
                                                     -----------------------------------------
                                                                 (Dollars in thousands)
Current                                              $     6,950      $   6,139     $    5,404
Deferred                                                     287           (737)          (299)
                                                     -----------------------------------------

          TOTAL INCOME TAX EXPENSE                   $     7,237      $   5,402     $    5,105
                                                     =========================================

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

                                                         Years Ended December 31,
                                  --------------------------------------------------------------------
                                          2000                    1999                    1998
                                  --------------------------------------------------------------------
                                                % of                    % of                    % of
                                               Pretax                  Pretax                  Pretax
                                   Amount      Income      Amount      Income      Amount      Income
                                  --------------------------------------------------------------------
                                                          (Dollars in thousands)
Income tax at statutory rate      $ 7,452       35.0 %    $ 6,283       35.0 %    $ 5,776       35.0 %
Effect of:
  Benefit of income taxed
    at lower rates                   (100)      (0.5)%       (100)      (0.6)%       (100)      (0.6)%
  Tax-exempt interest, net           (759)      (3.5)%       (830)      (4.6)%       (673)      (4.1)%
  Amortization of intangibles         615        2.9 %        251        1.4 %        186        1.1 %
  Other                                29        0.1 %       (202)      (1.1)%        (84)      (0.5)%
                                  --------------------------------------------------------------------

                                  $ 7,237       34.0 %    $ 5,402       30.1 %    $ 5,105       30.9 %
                                  ====================================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Net deferred taxes, included in other assets or liabilities, in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                                    2000           1999
                                                                 ------------------------
                                                                  (Dollars in thousands)

Deferred tax liability                                           $  (5,901)     $  (2,751)
Deferred tax asset                                                   5,561          5,217
Valuation allowance for deferred tax assets                              -              -
                                                                 ------------------------

NET DEFERRED TAX ASSET (LIABILITY)                               $    (340)     $   2,466
                                                                 ========================

The tax effects of principal temporary differences are shown in the following table:

                                                                    2000           1999
                                                                 ------------------------
                                                                  (Dollars in thousands)

Investment securities:
  Unrealized gain on securities available for sale               $  (3,890)     $  (1,371)
  Other                                                                (19)           168
Basis in premises and equipment                                     (1,171)          (691)
Allowance for loan losses                                            4,867          4,127
Property acquired in settlement of loans                               (14)           (32)
Loans held for sale                                                     31              7
Mortgage servicing assets                                             (167)          (198)
Deferred loan fees                                                    (303)          (252)
Basis in deposit intangibles                                           187           (116)
Deferred compensation                                                   85            657
Performance/restricted stock                                             -              4
State net operating loss carryforward                                  250            254
Other                                                                 (196)           (91)
                                                                 ------------------------

          NET DEFERRED TAX ASSET (LIABILITY)                     $    (340)     $   2,466
                                                                 ========================

State net operating loss carryforwards of approximately $5,347,000 are available to offset future taxable income. The carryforwards expire as follows: 2005 - $1,907,000; 2006 - $1,002,000; 2010 - $986,000 and 2011 - $1,452,000.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


          EMPLOYEE BENEFIT PLANS

Employees' Stock Ownership Plan
-------------------------------

The First Busey Corporation Employees' Stock Ownership Plan (ESOP) is available to all full-time employees who meet certain age and length of service requirements. The ESOP purchased common shares of the Corporation using the proceeds of bank borrowings which is secured by the stock. The borrowings are to be repaid using fully deductible contributions to the trust fund. As the ESOP makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employees' accounts in accordance with applicable regulations under the Internal Revenue Code. Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. Dividends on allocated shares of common stock are distributed directly to the participants, and dividends on unallocated shares are used to service the bank borrowings. All shares held by the ESOP, which were acquired prior to the issuance of Statement of Position 93-6, are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased prior to December 31, 1992.

As permitted by AICPA Statement of Position (SOP) 93-6, compensation expense for shares released during 1999 and 1998 is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. During the year ended December 31, 1999 and 1998, $150,000 of compensation expense was recognized for ESOP shares acquired prior to December 31, 1992, releasing 44,286 common shares to participant accounts, and is reflected in the chart below under "Employee Benefits." During 1999 and 1998, no shares were released that were acquired by the ESOP after December 31, 1992. During 2000, $337,000 of compensation expense was recognized for the ESOP, releasing 18,000 shares to participant accounts, and is reflected in the chart below under "Employee Benefits". For such shares, compensation expense would be equal to the fair market value of the shares released. Compensation expense related to the ESOP plan, including related interest expense, was $488,000, $203,000 and $189,000 in the years ended December 31, 2000, 1999 and 1998.

Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:

                                                                   2000           1999
                                                              -----------------------------

Allocated shares                                                   791,138          831,091
Unallocated shares                                                       -                -
                                                              -----------------------------

TOTAL                                                              791,138          831,091
                                                              =============================

Fair value of allocated shares at December 31                 $ 15,773,000     $ 18,803,000
                                                              =============================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

                                                      2000                        1999
                                           ----------------------------------------------------
                                                             Fair                        Fair
                                              Shares        Value         Shares        Value
                                           ----------------------------------------------------

Allocated shares                               18,000    $  359,000             -    $        -
Unallocated shares                            102,000     2,034,000       120,000     2,715,000
                                           ----------------------------------------------------
          TOTAL                               120,000    $2,393,000       120,000    $2,715,000
                                           ====================================================

Profit Sharing Plan
-------------------

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Corporation's profit-sharing plan. The contributions, if any, are determined solely by the Boards of Directors of the Corporation and its subsidiaries and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year. The rights of the participants vest ratably over a seven-year period. Contributions to the plan were $361,000, $652,000 and $637,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Employer contributions to the employee benefit plans are included in the statements of income as follows:

                                                                Years Ended December 31,
                                                     -----------------------------------------
                                                           2000           1999           1998
                                                     -----------------------------------------
                                                                 (Dollars in thousands)

Employee benefits                                    $       849      $     855     $      826
Interest on employee stock ownership
  plan debt                                                  151             53             39
                                                     -----------------------------------------

          TOTAL EMPLOYER CONTRIBUTIONS               $     1,000      $     908     $      865
                                                     =========================================


          STOCK INCENTIVE PLANS

Stock Option Plan:
-----------------

In March 1989, the Corporation adopted the 1988 Stock Option Plan pursuant to which incentive stock options and nonqualified stock options for up to 900,000 shares of common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. In March 1996, the Board of Directors approved an increase in the number of shares reserved for issuance as stock options from 900,000 to 1,500,000.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

In January of 1999, the Corporation adopted the 1999 Stock Option Plan pursuant to which nonqualified stock options for up to 500,000 shares of common stock may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries.

A summary of the status of the Corporation's stock option plan for the years ended December 31, 2000, 1999 and 1998 and the changes during the years ending on those dates is as follows:

                                        2000                    1999                    1998
                                  --------------------------------------------------------------------
                                             Weighted-               Weighted-               Weighted-
                                             Average                 Average                 Average
                                             Exercise                Exercise                Exercise
                                  Shares      Price       Shares      Price       Shares      Price
                                  --------------------------------------------------------------------

Outstanding at begin-
  ning of year                    668,642    $  12.23     715,622    $  10.82     659,606    $   9.34
Granted                            62,000       19.88      67,000       18.25     129,542       16.71
Exercised                               -           -     (97,280)       6.02     (56,926)       7.42
Terminated and
  reissuable                      (11,600)      14.67     (16,700)      12.49     (16,600)       9.69
                                  ---------             -----------            ------------
Outstanding at end
  of year                         719,042    $  12.68     668,642    $  12.23     715,622    $  10.82
                                  ====================================================================

Exercisable at end
  of year                          64,000    $  18.25           -    $      -      94,880    $   5.81

Weighted-average fair
  value per option of
  options granted
  during the year                            $   3.19                $   6.72                $   4.17

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                       Options
                       Options Outstanding            Exercisable
                    --------------------------------------------
                                    Weighted-
                                     Average
                                    Remaining
      Exercise        Number       Contractual         Number
       Prices       Outstanding       Life           Outstanding
      ----------------------------------------------------------

      $   8.75        285,000        1 year                  -
          9.25         12,000        1 year                  -
         12.13        126,800        3 years                 -
         13.75         52,000        1 year                  -
         16.75        120,242      3.75 years                -
         18.25         64,000      2.96 years           64,000
         20.06         54,000      3.96 years                -
         17.88          5,000        4 years                 -
                    --------------------------------------------
                      719,042      2.23 years           64,000
                    ============================================

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

                                                           2000           1999           1998
                                                     -----------------------------------------
Net income (in thousands):
  As reported                                        $    14,053      $  12,548     $   11,398
  Pro forma                                          $    13,809      $  12,119     $   11,254

Basic earnings per share:
  As reported                                        $      1.05      $    0.92     $     0.83
  Pro forma                                          $      1.03      $    0.89     $     0.82

 Diluted earnings per share:
  As reported                                        $      1.03      $    0.90     $     0.81
  Pro forma                                          $      1.02      $    0.87     $     0.80

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

                                                      2000                  1999          1998
                                           ----------------------------------------------------
                                             Block 1       Block 2
                                           -------------------------

Number of options granted                      57,000         5,000        67,000       128,942
Risk-free interest rate                          4.90%         4.90%         5.84%         5.46%
Expected life, in years                             4             4             4             5
Expected volatility                             19.89%        19.89%        16.20%        12.05%
Expected dividend yield                          2.41%         2.41%         1.94%         2.10%
Estimated fair value per option            $     3.10    $     4.22    $     6.72    $     4.17

An additional 600 options granted in 1998 vested and were exercised during the year ended December 31, 1998.

Restricted Stock Award Plan:
---------------------------

The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 450,000 shares of common stock which may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 2000, there were 100 shares under grant with performance restrictions allowed by the plan which expire December 31, 2001.

                                                                    Number of Shares
                                                     -----------------------------------------
                                                           2000           1999           1998
                                                     -----------------------------------------

Under restriction, beginning of year                       4,000          8,200         13,200
  Granted                                                    700              -              -
  Restrictions released                                    4,600          4,000              -
  Forfeited and reissuable                                     -            200          5,000
                                                     -----------------------------------------

Under restriction, end of year                               100          4,000          8,200
                                                     =========================================

Available to grant, end of year                          408,400        409,100        408,900
                                                     =========================================

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $22,000, $21,000, and $(5,000) was recognized for financial statement purposes during the years ended December 31, 2000, 1999, and 1998, respectively. There was no compensation expense recognized for income tax purposes in any of the years ended December 31, 2000, 1999, and 1998.

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 2000:

Balance at the beginning of year                            $     5,535
  New loans                                                       1,873
  Repayments                                                      2,308
                                                            -----------
Balance at end of year                                      $     5,100
                                                            ===========


          CAPITAL

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

The Corporation and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's or the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the federal and state regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                                                                                            To Be Well
                                                                                        Capitalized Under
                                                                  For Capital           Prompt Corrective
                                              Actual            Adequacy Purposes       Action Provisions
                                      --------------------------------------------------------------------
                                       Amount       Ratio      Amount       Ratio      Amount       Ratio
                                      --------------------------------------------------------------------
                                                              (Dollars in Thousands)
As of December 31, 2000:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated                      $89,944        9.43%   $ 76,303         8.0%        N/A         N/A
    Busey Bank                        $86,878       11.90%   $ 58,386         8.0%    $72,983        10.0%
    Busey Bank fsb                    $20,471        9.69%   $ 16,901         8.0%    $21,127        10.0%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated                      $74,111        7.77%   $ 38,152         4.0%        N/A         N/A
    Busey Bank                        $74,176       10.16%   $ 29,193         4.0%    $43,790         6.0%
    Busey Bank fsb                    $18,031        8.53%   $  8,451         4.0%    $12,676         6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated                      $74,111        5.71%   $ 51,938         4.0%        N/A         N/A
    Busey Bank                        $74,176        7.36%   $ 40,334         4.0%    $50,418         5.0%
    Busey Bank fsb                    $18,031        6.49%   $ 11,111         4.0%    $13,888         5.0%

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                                                                                            To Be Well
                                                                                        Capitalized Under
                                                                  For Capital           Prompt Corrective
                                              Actual            Adequacy Purposes       Action Provisions
                                      --------------------------------------------------------------------
                                       Amount       Ratio      Amount       Ratio      Amount       Ratio
                                      --------------------------------------------------------------------
                                                              (Dollars in Thousands)
As of December 31, 1999:
  Total Capital (to Risk
    Weighted Assets)
    Consolidated                      $79,122        9.40%   $ 67,328         8.0%        N/A         N/A
    Busey Bank                        $84,773       11.88%   $ 57,132         8.0%    $71,415        10.0%
    First Federal                     $17,091       15.06%   $  9,081         8.0%    $11,351        10.0%

  Tier I Capital (to Risk
    Weighted Assets)
    Consolidated                      $65,706        7.81%   $ 33,664         4.0%        N/A         N/A
    Busey Bank                        $73,335       10.28%   $ 28,536         4.0%    $42,804         6.0%
    First Federal                     $15,958       14.06%   $  4,540         4.0%    $ 6,810         6.0%

  Tier I Capital (to
    Average Assets)
    Consolidated                      $65,706        5.62%   $ 46,794         4.0%        N/A         N/A
    Busey Bank                        $73,335        7.06%   $ 41,847         4.0%    $52,309         5.0%
    First Federal                     $15,958        9.13%   $  6,993         4.0%    $ 8,742         5.0%


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

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk follows:

                                                                       December 31,
                                                                 ------------------------
                                                                    2000           1999
                                                                 ------------------------
                                                                  (Dollars in thousands)
Financial instruments whose contract amounts represent
  credit risk:
    Commitments to extend credit                                 $ 182,736      $ 164,262
    Standby letters of credit                                        2,640          5,424

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing commercial properties.

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

As of December 31, 2000, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Lease Commitments
-----------------

At December 31, 2000, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $715,000, $609,000, and $632,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2000, in thousands, are as follows:

2001                                                        $       659
2002                                                                588
2003                                                                448
2004                                                                439
2005                                                                427
Thereafter                                                        1,643
                                                            -----------
                                                            $     4,204
                                                            ===========


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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Deposits and securities sold under agreements to repurchase
-----------------------------------------------------------

The fair value of demand deposits, savings accounts, interest-bearing transaction accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit and securities sold under agreements to repurchase is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates fair value.

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

Commitments to extend credit and standby letters of credit
----------------------------------------------------------

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 2000 and 1999, these items are immaterial in nature.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                      2000                        1999
                                           ----------------------------------------------------
                                             Carrying        Fair        Carrying        Fair
                                              Amount        Value         Amount        Value
                                           ----------------------------------------------------
                                                            (Dollars in thousands)
Financial assets:
  Cash and cash equivalents                $   93,285    $   93,285    $   83,222    $   83,222
  Securities                                  228,597       228,597       225,046       225,046
  Loans, net                                  972,101       970,391       876,281       873,018
  Accrued interest receivable                  10,035        10,035         8,926         8,926

Financial liabilities:
  Deposits                                  1,148,787     1,148,639     1,027,981     1,026,169
  Securities sold under agreements to
    repurchase                                 18,890        18,840        23,580        23,580
  Short-term borrowings                        32,283        32,283        48,327        48,327
  Long-term debt                               52,976        52,472        55,849        53,866
  Accrued interest payable                      6,460         6,460         4,530         4,530

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

          REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has three reportable segments, Busey Bank, First Busey Trust & Investment Co., and Busey Bank fsb. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois. Busey Bank fsb provides a full range of banking services to individuals and corporate customers in McLean County and the surrounding communities.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following summarized information relates to the Company's reportable segments:

                                                    December 31, 2000
----------------------------------------------------------------------------------------------------------------
                                       Busey
                                     Bank, fsb
                                     (formerly      First
                                       First        Busey
                                      Federal      Trust &
                          Busey      Savings &    Investment      All                               Consolidated
                          Bank         Loan          Co.         Other       Totals    Eliminations    Totals
                      ------------------------------------------------------------------------------------------
Interest income       $   75,634     $ 17,342     $    179     $    140   $   93,295   $      (53)  $   93,242
Interest expense          38,374        9,439            -        2,564       50,377           99       50,476
Other income              10,106        1,149        4,411       20,806       36,472      (18,184)      18,288
Total income              85,740       18,491        4,590       20,946      129,767      (18,237)     111,530
Net income                13,564          919        1,459       14,393       30,335      (16,282)      14,053
Total assets           1,051,969      297,803        3,485      134,222    1,487,479     (132,435)   1,355,044



                                                    December 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                    First
                                       First        Busey
                                      Federal      Trust &
                          Busey      Savings &    Investment      All                               Consolidated
                          Bank         Loan          Co.         Other       Totals    Eliminations    Totals
                      ------------------------------------------------------------------------------------------
Interest income       $   69,908     $  2,064     $    191     $    148   $   72,311   $        0   $   72,311
Interest expense          32,997        1,130            -          768       34,895           25       34,920
Other income               9,731          108        4,056       18,167       32,062      (15,870)      16,192
Total income              79,639        2,172        4,247       18,315      104,373      (15,870)      88,503
Net income                12,191          384        1,304       13,460       27,339      (14,791)      12,548
Total assets           1,050,137      182,752        3,299      154,976    1,391,164     (144,041)   1,247,123



                                                    December 31, 1998
----------------------------------------------------------------------------------------------------------------
                                       First
                                       Busey
                                      Trust &
                          Busey      Investment      All                               Consolidated
                          Bank          Co.         Other       Totals    Eliminations    Totals
                      -----------------------------------------------------------------------------
Interest income       $   66,778     $    165     $    108   $   67,051   $       (3)  $   67,048
Interest expense          31,966            -          971       32,937           38       32,975
Other income               8,003        3,490       16,434       27,927      (14,397)      13,530
Total income              74,781        3,655       16,542       94,978      (14,400)      80,578
Net income                11,758        1,175       11,877       24,810      (13,412)      11,398
Total assets             937,710        3,360      103,617    1,044,687      (93,156)     951,531

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial data for First Busey Corporation is presented below.

                                    BALANCE SHEETS

                                                                        December 31,
                                                                 ------------------------
                                                                     2000           1999
                                                                 ------------------------
                                                                  (Dollars in thousands)
ASSETS

Cash and due from subsidiary bank                                $     241      $     351
Securities available for sale                                        1,698          1,899
Investments in subsidiaries:
  Bank                                                             108,591        104,921
  Non-bank                                                          10,443          8,294
Premises and equipment, net                                             27              3
Other assets                                                         3,881          4,316
                                                                 ------------------------
          TOTAL ASSETS                                           $ 124,881      $ 119,784
                                                                 ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Short-term corporate borrowings                                $  30,000      $  32,707
  Short-term ESOP borrowings                                         2,283          2,620
  Other liabilities                                                    273          2,173
                                                                 ------------------------
          TOTAL LIABILITIES                                         32,556         37,500
                                                                 ========================

Stockholders' equity before unearned ESOP shares and deferred
  compensation for restricted stock awards                          94,609         84,914
Unearned ESOP shares and deferred compensation for restricted
  stock awards                                                      (2,284)        (2,630)
                                                                 ------------------------
          STOCKHOLDERS' EQUITY                                      92,325         82,284
                                                                 ------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 124,881      $ 119,784
                                                                 ========================


FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                                 STATEMENTS OF INCOME

                                                                Years Ended December 31,
                                                     -----------------------------------------
                                                           2000           1999           1998
                                                     -----------------------------------------
                                                                 (Dollars in thousands)
Operating income:
  Dividends from subsidiaries:
    Bank                                             $    14,138      $   9,000     $   18,000
    Non-bank                                               2,825          1,850            975
  Interest and dividend income                                52             75             40
  Other income                                             1,115            790            820
                                                     -----------------------------------------
          TOTAL OPERATING INCOME                          18,130         11,715         19,835
                                                     -----------------------------------------

Expenses:
  Salaries and employee benefits                           1,040          1,006            957
  Interest expense                                         2,563            768            971
  Operating expense                                        1,096          1,344          1,543
                                                     -----------------------------------------
          TOTAL EXPENSES                                   4,699          3,118          3,471
                                                     -----------------------------------------

          INCOME BEFORE INCOME TAX BENEFIT
            AND EQUITY IN UNDISTRIBUTED
            INCOME OF SUBSIDIARIES                        13,431          8,597         16,364

Income tax benefit                                         1,378            776            872
                                                     -----------------------------------------

          INCOME BEFORE EQUITY IN
            UNDISTRIBUTED INCOME OF
            SUBSIDIARIES                                  14,809          9,373         17,236

Equity in undistributed income of subsidiaries:
  Bank                                                      (574)         3,562         (6,242)
  Non-bank                                                  (182)          (387)           404
                                                     -----------------------------------------

          NET INCOME                                 $    14,053      $  12,548     $   11,398
                                                     =========================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                               STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                         -----------------------------------------
                                                               2000           1999           1998
                                                         -----------------------------------------
                                                                     (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                             $    14,053      $  12,548     $   11,398
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                                430            592            872
    Equity in undistributed net income of subsidiaries           756         (3,175)         5,838
    Noncash dividends from subsidiaries                       (2,137)             -              -
    Stock-based compensation                                     181              -              -
    Gain on sales of securities                                 (123)           (25)           (58)
    (Gain) loss on disposal of premises and
      equipment                                                    -              -             11
    Changes in assets and liabilities:
      Decrease (increase) in other assets                        167           (138)          (213)
      Increase (decrease) in other liabilities                (1,900)           498            389
                                                         -----------------------------------------
          NET CASH PROVIDED BY
            OPERATING ACTIVITIES                              11,427         10,300         18,237
                                                         -----------------------------------------

Cash Flows from Investing Activities
  Proceeds from sales of securities available
   for sale                                                      279            238             86
  Purchases of securities available for sale                    (277)           (81)          (203)
  Purchases of premises and equipment                            (37)            (3)            (1)
  Capital contribution to subsidiary                               -        (27,075)       (10,000)
                                                         -----------------------------------------
          NET CASH (USED IN) INVESTING ACTIVITIES                (35)       (26,921)       (10,118)
                                                         -----------------------------------------

Cash Flows from Financing Activities
  Proceeds from short-term borrowings                          1,925         29,357         11,000
  Principal payments on short-term borrowings                 (4,632)        (2,150)       (11,500)
  Purchases of treasury stock                                 (2,385)        (5,850)        (2,747)
  Proceeds from sales of treasury stock                            -          1,411            586
  Dividends paid                                              (6,410)        (6,004)        (5,381)
                                                         -----------------------------------------
          NET CASH PROVIDED BY (USED IN )
            FINANCING ACTIVITIES                             (11,502)        16,764         (8,042)
                                                         -----------------------------------------

         NET (DECREASE) INCREASE IN CASH
            AND DUE FROM BANKS                                  (110)           143             77

Cash and due from banks, beginning                               351            208            131
                                                         -----------------------------------------

Cash and due from banks, ending                          $       241      $     351     $      208
                                                         =========================================



FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                         STATEMENTS OF CASH FLOWS (Continued)

                                                                     Years Ended December 31,
                                                         -----------------------------------------
                                                               2000           1999           1998
                                                         -----------------------------------------
                                                                      (Dollars in thousands)
Supplemental Schedule of Noncash Investing
  and Financing Activities
    Principal payments on ESOP debt                      $       337      $     150     $      150
                                                         =========================================

    Proceeds from ESOP debt                              $         -      $   2,370     $        -
                                                         =========================================

    Issuance of treasury stock for acquisition
      of customer list                                   $       400      $       -     $      825
                                                         =========================================

    Change in unrealized gain on securities
      available for sale - holding company               $      (322)     $      38     $      216
                                                         =========================================

    Increase in deferred income taxes
      attributable to the unrealized gain on
      securities available for sale - holding
      company                                            $       128      $     (63)    $      (76)
                                                         =========================================

    Change in unrealized gain on securities
      available for sale - subsidiaries                  $     6,684      $  (4,700)    $      858
                                                         =========================================

    Transfer of bank subsidiaries to
      holding company                                    $     2,137      $       -     $        -
                                                         =========================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


          UNAUDITED INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

                                                                    2000
                                           ----------------------------------------------------
                                           December 31   September 30     June 30      March 31
                                           ----------------------------------------------------

Interest income                            $   24,885    $   24,026    $   22,587    $   21,744
Interest expense                               14,099        13,111        11,801        11,465
                                           ----------------------------------------------------
  Net interest income                          10,786        10,915        10,786        10,279
Provision for loan losses                         840           690           595           390
Noninterest income                              4,942         4,338         4,616         4,392
Noninterest expense                            10,750         9,055         8,729         8,715
                                           ----------------------------------------------------
Income before income taxes                      4,138         5,508         6,078         5,566
Income taxes                                    1,157         1,975         2,146         1,959
                                           ----------------------------------------------------
  Net income                               $    2,981    $    3,533    $    3,932    $    3,607
                                           ====================================================

Basic earnings per share                   $     0.22    $     0.27    $     0.29    $     0.27
Diluted earnings per share                 $     0.22    $     0.26    $     0.29    $     0.26



                                                                    1999
                                           ----------------------------------------------------
                                           December 31   September 30     June 30      March 31
                                           ----------------------------------------------------

Interest income                            $   20,766    $   18,058    $   16,889    $   16,598
Interest expense                               10,824         8,643         7,765         7,688
                                           ----------------------------------------------------
  Net interest income                           9,942         9,415         9,124         8,910
Provision for loan losses                       1,670           300           300           300
Noninterest income                              4,861         3,820         3,951         3,560
Noninterest expense                             9,221         8,044         7,873         7,925
                                           ----------------------------------------------------
Income before income taxes                      3,912         4,891         4,902         4,245
Income taxes                                    1,115         1,437         1,544         1,306
                                           ----------------------------------------------------
  Net income                               $    2,797    $    3,454    $    3,358    $    2,939
                                           ====================================================

Basic earnings per share                   $     0.21    $     0.25    $     0.25    $     0.21
Diluted earnings per share                 $     0.20    $     0.25    $     0.24    $     0.21

                                MANAGEMENT REPORT
                                   BUSEY BANK
                             AS OF DECEMBER 31, 2000


FINANCIAL STATEMENTS
Management of Busey Bank is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2000, and for the year then ended. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

Management assessed its internal control over financial reporting as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained effective internal control over financial reporting as of December 31, 2000.

DESIGNATED LAWS
Management is also responsible for compliance with the federal and state laws and regulations relating to safety and soundness, including those designated laws and regulations regarding dividend restrictions and loans to insiders. Based on our assessment, management believes Busey Bank complied, in all material respects, with those designated laws and regulations for the year ended December 31, 2000.


                         //Douglas C. Mills//
                         -----------------------------------
                         Douglas C. Mills, Chairman of the Board
                         First Busey Corporation (Holding Company)



                         //P. David Kuhl//
                         -----------------------------------
                         P. David Kuhl, President
                         Busey Bank

                         INDEPENDENT ACCOUNTANT'S REPORT





To the Board of Directors
Busey Bank
Urbana, Illinois

We have examined management's assertion that Busey Bank, a wholly owned subsidiary of First Busey Corporation, maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 2000, included in the accompanying management report.

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

In our opinion, management's assertions that Busey Bank maintained a system of internal control over financial reporting which is designed to provide reasonable assurance to the Bank's management and Board of Directors regarding the preparation of reliable published financial statements as of December 31, 2000, is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


//McGladrey & Pullen, LLP//


Champaign, Illinois
February 8, 2001