Form 10-Q
period 2001-03-31
FIRST BUSEY CORP /NV/
filed 2001-05-15
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/2001            Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

             Nevada                                     37-1078406
----------------------------------            -------------------------------
 (State or other jurisdiction of              (I.R.S. Employer Identification
  Incorporation or organization)                            No.)

         201 W. Main St.,
         Urbana, Illinois                                   61801
----------------------------------            -------------------------------
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

Yes    X     No
    -------     ------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                  Class                         Outstanding at May 1, 2001
     ------------------------------------------------------------------------
     Common Stock, without par value                     13,522,062

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           March 31, 2001   December 31, 2000
                                                                           --------------   -----------------
                                                                                  (Dollars in thousands)
ASSETS
Cash and due from banks                                                     $     42,186      $     58,585

Federal funds sold                                                                50,000            34,700
Securities available for sale (amortized cost 2001, $208,971;                    220,528           228,597
     2000, $218,790)

Loans (net of unearned  interest)                                                972,533           984,369
Allowance for loan losses                                                        (12,577)          (12,268)
                                                                            ------------      ------------
    Net loans                                                               $    959,956      $    972,101

Premises and equipment                                                            30,537            31,253
Goodwill and other intangibles                                                    11,897            12,255
Other assets                                                                      16,297            17,553
                                                                            ------------      ------------
        Total assets                                                        $  1,331,401      $  1,355,044
                                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                         117,230           134,669
    Interest bearing                                                           1,014,559         1,014,118
                                                                            ------------      ------------
    Total deposits                                                          $  1,131,789      $  1,148,787

Securities sold under agreements to repurchase                                    17,624            18,890
Short-term borrowings                                                             30,983            32,283
Long-term debt                                                                    42,994            52,976
Other liabilities                                                                 11,876             9,783
                                                                            ------------      ------------
        Total liabilities                                                   $  1,235,266      $  1,262,719
                                                                            ------------      ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                             $          -      $         -
Common stock                                                                       6,291             6,291
Surplus                                                                           21,861            22,044
Retained earnings                                                                 75,565            73,215
Accumulated other comprehensive income                                             6,973             5,917
                                                                            ------------      ------------
        Total stockholders' equity before treasury stock, unearned ESOP     $    110,690      $    107,467
         shares and deferred compensation for stock grants
Treasury stock, at cost                                                          (12,267)          (12,858)
Unearned ESOP shares and deferred compensation for stock grants                   (2,288)           (2,284)
                                                                            ------------      ------------
        Total stockholders' equity                                          $     96,135      $     92,325
                                                                            ------------      ------------
        Total liabilities and stockholders' equity                          $  1,331,401      $  1,355,044
                                                                            ============      ============

Common Shares outstanding at period end                                       13,535,432        13,451,180
                                                                            ============      ============

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                     2001                   2000
                                                                   --------               --------
INTEREST INCOME:                                           (Dollars in thousands, except per share amounts)
    Interest and fees on loans                                     $ 20,568               $ 18,239
    Interest and dividends on investment securities:
        Taxable interest income                                       2,724                  2,772
        Non-taxable interest income                                     518                    504
        Dividends                                                        30                     30
    Interest on federal funds sold                                      509                    199
                                                                   --------               --------
        Total interest income                                      $ 24,349               $ 21,744
                                                                   --------               --------
INTEREST EXPENSE:
    Deposits                                                       $ 12,027               $  9,460
    Short-term borrowings                                               833                  1,223
    Long-term debt                                                      721                    782
                                                                   --------               --------
        Total interest expense                                     $ 13,581               $ 11,465
                                                                   --------               --------
        Net interest income                                        $ 10,768               $ 10,279
    Provision for loan losses                                           400                    390
                                                                   --------               --------
        Net interest income after provision for loan losses        $ 10,368               $  9,889
                                                                   --------               --------
OTHER INCOME:
    Trust                                                          $  1,151               $  1,095
    Commissions and brokers fees, net                                   597                    408
    Service charges on deposit accounts                               1,379                  1,181
    Other service charges and fees                                      397                    630
    Security gains (losses), net                                        651                     (7)
    Gain on sales of pooled loans                                       433                    446
    Net commissions from travel services                                272                    253
    Other operating income                                              512                    386
                                                                   --------               --------
        Total other income                                         $  5,392               $  4,392
                                                                   --------               --------
OTHER EXPENSES:
    Salaries and wages                                             $  4,264               $  3,890
    Employee benefits                                                   968                    727
    Net occupancy expense of premises                                   802                    725
    Furniture and equipment expenses                                    971                    817
    Data processing                                                     190                    293
    Stationery, supplies and printing                                   257                    209
    Amortization of intangible assets                                   358                    383
    Other operating expenses                                          1,518                  1,671
                                                                   --------               --------
        Total other expenses                                       $  9,328               $  8,715
                                                                   --------               --------
    Income before income taxes                                     $  6,432               $  5,566
        Income taxes                                                  2,334                  1,959
                                                                   --------               --------
        Net income                                                 $  4,098               $  3,607
                                                                   ========               ========

BASIC EARNINGS PER SHARE                                           $   0.30               $   0.27
                                                                   ========               ========
DILUTED EARNINGS PER SHARE                                         $   0.30               $   0.26
                                                                   ========               ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                       $   0.13               $   0.12
                                                                   ========               ========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                               2001             2000
                                                                                             --------         --------
                                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                               $  4,098         $  3,607
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           1,385            1,276
        Provision for loan losses                                                                 400              390
        Increase in deferred income taxes                                                          26                6
        Amortization of investment security discounts                                            (326)            (110)
        Loss (gain) on sales of investment securities, net                                       (651)               7
        Proceeds from sales of pooled loans                                                    35,839           11,333
        Loans originated for sale                                                             (44,440)          (8,037)
        Gain on sale of pooled loans                                                             (433)            (446)
        Gain on sale and disposition of premises and equipment                                      -             (168)
        Change in assets and liabilities:
            Decrease (increase) in other assets                                                   996              (15)
            Increase (decrease) in accrued expenses                                               129           (1,399)
            Decrease in interest payable                                                         (102)            (419)
            Increase in income taxes payable                                                    1,518            1,953
                                                                                             --------         --------
                Net cash (used in) provided by operating activities                          ($ 1,561)        $  7,978
                                                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                          $  1,507         $  1,049
    Proceeds from maturities of securities classified available for sale                       34,218           17,595
    Purchase of securities classified available for sale                                      (24,841)         (22,639)
    Increase in federal funds sold                                                            (15,300)          (4,800)
    Decrease (increase) in loans                                                               20,779          (15,506)
    Proceeds from sale of premises and equipment                                                    -              407
    Purchases of premises and equipment                                                          (310)          (1,682)
                                                                                             --------         --------
        Net cash provided by (used in) investing activities                                  $ 16,053         ($25,576)
                                                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                                            719         ($29,202)
    Net (decrease) increase in demand, money market and saving deposits                       (17,717)          10,647
    Cash dividends paid                                                                        (1,748)          (1,619)
    Purchase of treasury stock                                                                 (2,082)          (1,409)
    Proceeds from sale of treasury stock                                                        2,485                -
    Net decrease in securities sold under agreement to repurchase                              (1,266)            (561)
    Proceeds from short-term notes payable                                                      1,200           16,926
    Principal payments on short-term borrowings                                                (2,500)         (14,283)
    Proceeds from long-term borrowings                                                              -           10,000
    Principal payments on long-term borrowings                                                 (9,982)         (12,941)
                                                                                             --------         --------
        Net cash provided by used in financing activities                                    ($30,891)        ($22,442)
                                                                                             --------         --------
        Net increase (decrease) in cash and due from banks                                   ($16,399)        ($40,040)
Cash and due from banks, beginning                                                           $ 58,585         $ 69,722
                                                                                             --------         --------
Cash and due from banks, ending                                                              $ 42,186         $ 29,682
                                                                                             ========         ========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                                                        2001                      2000
                                                                                       -------                   -------
                                                                                (Dollars in thousands, except per share amounts)
Net income                                                                             $ 4,098                   $ 3,607
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding gains (losses) arising during period                        2,401                   ($1,566)
          Less reclassification adjustment for (gains) losses included in net income      (651)                        7
                                                                                       -------                   -------
Other comprehensive income, before tax                                                   1,750                    (1,559)
     Income tax expense related to items of other comprehensive income                     694                       620
                                                                                       -------                   -------
     Other comprehensive income, net of tax                                            $ 1,056                   ($  939)
                                                                                       -------                   -------
     Comprehensive income                                                              $ 5,154                   $ 2,668
                                                                                       =======                   =======


                           FORWARD LOOKING STATEMENTS

This presentation includes forward looking statements that are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements include but are not limited to comments with respect to the objectives and strategies, financial condition, results of operations and business of First Busey.

These forward looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, and the risk that predictions and other forward looking statements will not be achieved. First Busey cautions you not to place undue reliance on these forward looking statements as a number of important factors could cause actual future results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward looking statements.

These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of First Busey to successfully complete acquisitions, the continued growth of geographic regions served by the Corporation, and the retention of individuals who currently are very important in the management structure of First Busey Corporation.


                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The consolidated interim financial statements of First Busey Corporation and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The interim financial statements should be read in conjunction with the Company's Annual Report and Form 10-K for the year ended December 31, 2000. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year.

NOTE 2:  LOANS
The major classifications of loans at March 31, 2001 and December 31, 2000 were as follows:


                                                      March 31, 2001       December 31, 2000
                                                      --------------------------------------
                                                             (Dollars in thousands)
Commercial                                                $117,031            $124,052
Real estate construction                                    81,117              75,672
Real estate - farmland                                      15,323              15,411
Real estate - 1-4 family residential mortgage              401,528             403,676
Real estate - multifamily mortgage                          57,994              61,954
Real estate - non-farm nonresidential mortgage             232,184             231,230
Installment                                                 48,987              50,767
Agricultural                                                17,654              20,844
                                                          ----------------------------
                                                          $971,818            $983,606

Plus:
     Deferred loan fees                                        715                 763
                                                          ----------------------------
                                                          $972,533            $984,369

Less:
    Allowance for loan losses                               12,577              12,268
                                                          ----------------------------
    Net loans                                             $959,956            $972,101
                                                          ============================


The real estate-mortgage category includes loans held for sale with carrying values of $14,526,000 at March 31, 2001 and $5,492,000 at December 31, 2000;
these loans had fair market values of $14,652,000 and $5,568,000 respectively.

The following table sets forth the maturities of the loan portfolio:

                                                  Over 1 Year
                                     1 Year           Through              Over
                                    Or Less           5 Years           5 Years            Total
                                  ---------------------------------------------------------------
Commercial and agricultural        $ 55,916          $ 32,713          $ 46,056         $134,685
Real estate                         150,441           279,236           358,469          788,146
Installment                           8,876            37,306             2,805           48,987
                                   --------          --------          --------         --------
                                   $215,233          $349,255          $407,330         $971,818
                                   ========          ========          ========         ========

Fixed rate                         $109,369          $242,219          $ 87,777         $439,365
Floating rate                       105,864           107,036           319,553          532,453
                                   --------          --------          --------         --------
                                   $215,233          $349,255          $407,330         $971,818
                                   ========          ========          ========         ========

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:


                                                                        Three Months Ended
                                                                             March 31,
                                                                       2001            2000
                                                                    -----------     -----------
Net income                                                          $ 4,098,000     $ 3,607,000
Shares:
    Weighted average common shares outstanding                       13,442,495      13,368,992

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method                 160,490         273,647
                                                                    -----------     -----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation           13,602,985      13,642,639
                                                                    ===========     ===========
Basic earnings per share                                            $      0.30     $      0.27
                                                                    ===========     ===========
Diluted earnings per share                                          $      0.30     $      0.26
                                                                    ===========     ===========


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 2001 (unaudited) when compared with December 31, 2000 and the results of operations for the three months ended March 31, 2001 and 2000 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT MARCH 31, 2001 AS COMPARED TO DECEMBER 31, 2000

Total assets decreased $23,643,000, or 1.7%, to $1,331,401,000 at March 31, 2001
from $1,355,044,000 at December 31, 2000.

Securities available for sale decreased $8,069,000 or 3.5%, to $220,528,000 at March 31, 2001 from $228,597,000 at December 31, 2000.

Loans decreased $11,836,000 or 1.2%, to $972,533,000 at March 31, 2001 from
$984,369,000 at December 31, 2000, primarily due to decreases in commercial, 1-4 family residential mortgages, multifamily mortgages, installment, and agricultural loans. These decreases were partially offset by increases in real estate construction loans. Commercial loans experienced the largest decline in balances. This decline was due primarily to balance reductions by five borrowers.

Total deposits decreased $16,998,000, or 1.5%, to $1,131,789,000 at March 31,
2001 from $1,148,787,000 at December 31, 2000. Non interest-bearing deposits decreased $17,439,000 or 12.9% to $117,230,000 at March 31, 2001 from
$134,669,000 at December 31, 2000. Interest-bearing deposits increased $441,000 or 0.04% to $1,014,559,000 at March 31, 2001 from $1,014,118,000 at December 31,
2000. Long-term borrowings decreased $9,982,000 or 23.2% to $42,994,000 at March 31, 2001, as compared to $52,976,000 at December 31, 2000.

In the first three months of 2001, the Corporation repurchased 110,998 shares of its common stock at an aggregate cost of $2,082,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options.

The following table sets forth the components of non-performing assets and past due loans.


                                                                                       March 31, 2001       December 31,2000
                                                                                       --------------       ----------------
                                                                                              (Dollars in thousands)
Non-accrual loans                                                                      $        1,451       $            767
Loans 90 days past due, still accruing                                                          4,609                  4,667
Restructured loans                                                                                  -                      -
Other real estate owned                                                                           185                    230
Non-performing other assets                                                                        12                     11
                                                                                       --------------       ----------------
    Total non-performing assets                                                        $        6,257       $          5,675
                                                                                       ==============       ================
Total non-performing assets as a percentage of total assets                                     0.47%                   0.42%
                                                                                       ==============       ================
Total non-performing assets as a percentage of loans plus non-performing assets                 0.64%                   0.57%
                                                                                       ==============       ================


The ratio of non-performing assets to loans plus non-performing assets increased to 0.64% at March 31, 2001 from 0.57% at December 31, 2000. This was due to increases in the balance of nonaccrual loans offset partially by a decrease in loans 90 days past due, still accruing. The balance in non-accrual loans as of March 31, 2001, includes $1,032,000 in loans secured by single-family mortgage loans which were acquired when the Corporation acquired Busey Bank fsb in October, 1999. These loans are well collateralized in various states of collection including foreclosure. Management expects losses on these assets to be minimal as the loans are well-collateralized and payment plans are being established to make up for deficiencies. The March 31, 2001, balance in loans 90 days past due, still accruing, includes a loan in the amount of $2,134,000 to one borrower which is secured by real estate. The borrower has entered into a contract to sell the property and repayment is expected following the closing of the sale. Management has also implemented more rigorous underwriting standards and more aggressive collection procedures to prevent additional growth in non-performing loans.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO MARCH 31, 2000

SUMMARY

Net income for the three months ended March 31, 2001 increased 13.6% to $4,098,000 as compared to $3,607,000 for the comparable period in 2000. Diluted earnings per share increased 15.4% to $.30 at March 31, 2001 as compared to $.26 for the same period in 2000.

Operating earnings, which exclude security gains (losses) and the related tax expense (benefit), were $3,705,000, or $.27 per share for the three months ended March 31, 2001, as compared to $3,612,000, or $.26 per share for the same period in 2000.

The Corporation's return on average assets was 1.25% for the three months ended March 31, 2001, as compared to 1.18% achieved for the comparable period in 2000. The return on average assets from operations declined to 1.13% for the three months ended March 31, 2001, as compared to the 1.19% achieved in the comparable period of 2000.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.60% for the three months ended March 31, 2001, as compared to 3.74% for the same period in 2000. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.38% for the three months ended March 31, 2001, compared to 3.48% for the same period in 2000.

During the three months ended March 31, 2001, the Corporation recognized security gains of approximately $393,000, after income taxes, representing 9.6% of net income. During the same period in 2000, security losses of approximately $5,000 after income taxes were recognized, representing 0.14% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a six-year period.

INTEREST INCOME

Interest income, on a tax equivalent basis, for the three months ended March 31, 2001 increased 11.9% to $24,686,000 from $22,068,000 for the comparable period in 2000. The increase in interest income resulted primarily from increases in the average balances of Federal funds sold, other securities, and loans combined with an increase in the average yield earned on loans. The average yield on interest-earning assets increased 21 basis points for the three months ended March 31, 2001, as compared to the same period in 2000, due primarily to the increase in the yield on loan balances.

INTEREST EXPENSE

Total interest expense for the three months ended March 31, 2001, increased 18.5% to $13,581,000 from $11,465,000 for the comparable period. The increase resulted primarily from increases in the average balances of interest-bearing transaction accounts, money market deposits, and time deposits, combined with higher rates on interest-bearing transaction deposits, money market deposits, and time deposits for the three months ended March 31, 2001, as compared to the same period in 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $400,000 for the three months ended March 31, 2001, was $10,000 more than the provision for the comparable period in 2000. The provision and the low level of net charge-offs for the period resulted in the reserve representing 1.29% of total loans on March 31, 2001, slightly higher than the 1.25% level at December 31, 2000. Management considers the reserve for loan losses to be adequate based on the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, increased 7.8% to $4,741,000 from $4,399,000 for the three months ended March 31, 2001, as compared to the same period in 2000. This was a combination of increased trust revenue, commissions and brokers' fees, service charges on deposit accounts, offset by a decrease in other service charges and fees. In April, 2000, the Corporation sold its merchant transaction processing operation. Fee income on this operation was included in other service charges and fees through the date of sale and is responsible for most of the decrease in this line item for the three months ended March 31, 2001, as compared to the same period in 2000.

Gains of $433,000 were recognized on the sale of $35,406,000 of loans for the three months ended March 31, 2001, as compared to gains of $446,000 on the sale of $10,887,000 of loans in the prior year period. The gains recognized in the three months ending March 31, 2000 include a one-time gain of $350,000 on the sale of the Corporation's credit card loan portfolio, which had balances of $4,116,000. The increases in gains on the sale of loans and the principal balances sold can be attributed to the interest-rate environment experienced during the three months ended March 31, 2001 as customers refinanced existing home mortgages at lower interest rates. Management anticipates continued sales from the current mortgage loan production of the Corporation if mortgage loan originations allow and the sales of the loans are necessary to maintain the asset/liability structure that the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.

Total other expense increased 7.0% or $613,000 to $9,328,000 for the three months ended March 31, 2001 as compared to $8,715,000 for the same period in 2000.

Salaries and wages expense increased $374,000 or 9.6% and employee benefits expense increased $241,000 or 33.1% for the three months ended March 31, 2001, as compared to the same period last year. The Corporation had 499 and 495 full-time-equivalent employees as of March 31, 2001, and 2000, respectively. Occupancy and furniture and equipment expenses increased 15.0% to $1,773,000 for the three months ended March 31, 2001 from $1,542,000 in the prior year period. In October, 2000, Busey Bank fsb opened a full-service branch office in Fort Myers, Florida. The majority of the increases in occupancy and furniture and equipment expense can be attributed to the opening of this branch office. Data processing expense decreased $103,000 to $190,000 for the three months ended March 31, 2001 from the prior year period. Other operating expenses decreased $153,000 or 9.2% for the three months ended March 31, 2001 from the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, increased to 1.64% for the three months ended March 31, 2001 from 1.42% in the prior year.

The Corporation's efficiency ratio is defined as operating expenses divided by net revenue. (More specifically it is defined as non interest expense expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains and amortization expense). The consolidated efficiency ratio for the three months ended March 31, 2001 was 56.6% as compared to 55.5% for the prior year period.

Income taxes for the three months ended March 31, 2001 increased to $2,334,000 as compared to $1,959,000 for the comparable period in 2000. The increase is due primarily to the higher level of pre-tax income. As a percent of income before taxes, the provision for income taxes increased to 36.3% for the three months ended March 31, 2001 from 35.2% for the same period in 2000.


REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has three reportable segments, Busey Bank, Busey Bank fsb, and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois. Busey Bank fsb provides a full range of banking services to individual and corporate customers in Bloomington, Illinois, and the surrounding communities, and in Fort Myers, Florida.

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


                                                                     March 31, 2001
                        ----------------------------------------------------------------------------------------------------------
                                                          First Busey
                                          Busey Bank        Trust &                                                 Consolidated
                          Busey Bank         fsb        Investment Co.    All Other       Totals      Eliminations     Totals
                        ----------------------------------------------------------------------------------------------------------
Interest income          $  18,570       $    5,707        $     45      $     33      $  24,355      $     (6)     $  24,349

Interest expense             9,575            3,435               -           551         13,561             20        13,581

Other income                 3,133              536           1,164         5,798         10,631        (5,239)         5,392

Net income                   3,638              497             349         4,275          8,759        (4,661)         4,098

Total assets             1,025,551          303,083           3,697       135,907      1,468,238      (136,837)     1,331,401


                                                                     March 31, 2000
                        ----------------------------------------------------------------------------------------------------------
                                                          First Busey
                                          Busey Bank        Trust &                                                 Consolidated
                          Busey Bank         fsb        Investment Co.    All Other       Totals      Eliminations     Totals
                        ----------------------------------------------------------------------------------------------------------
Interest income           $  18,626       $    3,046        $     41      $     33      $  21,746      $     (2)     $  21,744

Interest expense              9,150            1,638               -           627         11,415             50        11,465

Other income                  2,489              171           1,101         5,237          8,998        (4,606)         4,392

Net income                    3,501              265             361         3,764          7,891        (4,284)         3,607

Total assets              1,041,904          173,455           3,399       128,302      1,347,060      (119,573)     1,227,487

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $3,700,000 available as of March 31, 2001. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

The Corporation's reliance on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 16.5% at March 31, 2001 from 17.3% at December 31, 2000. This is the ratio of total large liabilities to total liabilities. This change was due to a $11,809,000 decrease in time deposits over $100,000 partially and a $2,566,000 decrease in short-term debt.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 2001, the Corporation earned $4,098,000 and paid dividends of $1,748,000 to stockholders, resulting in a retention of current earnings of $2,350,000. The Corporation's dividend payout for the three months ended March 31, 2001 was 42.7%. The Corporation's total risk-based capital ratio was 10.37% and the leverage ratio was 5.89% as of March 31 2001, as compared to 9.43% and 5.71% respectively as of December 31, 2000. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of March 31, 2001.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 2001.


                                                                       Rate Sensitive Within
                                         -----------------------------------------------------------------------------------
                                               1-30         31-90        91-180       181 Days -       Over
                                               Days          Days         Days          1 Year        1 Year         Total
                                         -----------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-bearing deposits                      $ 3,459        $   -         $   -         $   -         $   -       $ 3,459
Federal funds sold                              50,000            -             -             -             -        50,000
Investment securities
    U.S. Governments                            18,096       19,981        17,051        35,763        62,301       153,192
    Obligations of states and
        political subdivisions                     225           57           101         5,547        38,158        44,088
    Other securities                             8,814        1,505             -            50        12,879        23,248
Loans (net of unearned int.)                   327,670      106,740        85,054       106,983       346,086       972,533
                                         -----------------------------------------------------------------------------------
    Total rate-sensitive assets               $408,264     $128,283      $102,206      $148,343      $459,424    $1,246,520
                                         -----------------------------------------------------------------------------------

Interest bearing transaction
    deposits                                   $51,287        $   -         $   -         $   -         $   -       $51,287
Savings deposits                                90,424            -             -             -             -        90,424
Money market deposits                          325,701            -             -             -             -       325,701
Time deposits                                   50,813       95,360       145,323       145,897       109,754       547,147
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                    6,110        2,207         2,382         2,460         4,465        17,624
    Other                                            -            -             -        30,983             -        30,983
Long-term debt                                   4,994       12,000             -        11,000        15,000        42,994
                                         -----------------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                           $529,329     $109,567      $147,705      $190,340      $129,219    $1,106,160
                                         -----------------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities          ($ 121,065)    $ 18,716    ($  45,499)   ($  41,997)      $330,215     $140,360
                                         -----------------------------------------------------------------------------------

    Cumulative Gap                          ($ 121,065)   ($102,349)   ($ 147,848)   ($ 189,845)      $140,360
                                         ===================================================================================
    Cumulative amounts as a
       percentage of total
        rate-sensitive assets                    -9.71%       -8.21%       -11.86%       -15.23%        11.26%
                                         ===================================================================================
    Cumulative ratio                              0.77         0.84          0.81          0.81          1.13
                                         ===================================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $121.1 million in the 1-30 day repricing category. On a cummulative basis, the gap remains liability sensitive as rate-sensitive assets that reprice in those time periods are greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time periods. The composition of the gap structure at March 31, 2001 will benefit the Corporation more if interest rates fall during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 1 year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     QUARTERS ENDED MARCH 31, 2001 AND 2000


                                                                2001                                        2000
                                                --------------------------------------      ------------------------------------
                                                  Average       Income/      Yield/          Average      Income/      Yield/
                                                  Balance       Expense       Rate           Balance      Expense       Rate
                                                --------------------------------------      ------------------------------------
ASSETS                                                                       (Dollars in thousands)
    Federal funds sold                           $    37,173    $    509     5.55%          $   14,509     $   199        5.52%
    Investment securities
        U.S. Government obligations                  162,189       2,338     5.85%             177,376       2,559        5.80%
        Obligations of states and political
            subdivisions (1)                          43,451         797     7.44%              40,517         775        7.69%
        Other securities                              35,674         416     4.73%              21,360         242        4.56%
    Loans (net of unearned interest) (1) (2)         972,634      20,626     8.60%             885,669      18,293        8.31%
                                                ------------------------                    ----------------------
    Total interest earning assets                $ 1,251,121    $ 24,686     8.00%          $1,139,431    $ 22,068        7.79%
                                                             ===========                             ============

    Cash and due from banks                           33,011                                      33,650
    Premises and equipment                            30,999                                      29,147
    Reserve for possible loan losses                (12,395)                                    (10,510)
    Other assets                                      28,182                                      33,197
                                                -------------                               -------------

Total Assets                                     $ 1,330,918                                $  1,224,915
                                                =============                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits        $    38,244         274      2.91%         $   24,490     $   137        2.25%
    Savings deposits                                  87,946         648      2.99%             97,502         732        3.02%
    Money market deposits                            335,444       2,829      3.42%            325,832       2,591        3.20%
    Time deposits                                    553,332       8,276      6.07%            460,732       6,000        5.24%
    Short-term borrowings:
        Federal funds purchased
        and                                           18,211         260      5.79%             25,021         356        5.72%
        repurchase agreements
        Other                                         31,583         573      7.36%             47,849         867        7.29%
    Long-term debt                                    50,538         721      5.79%             53,744         782        5.85%
                                                -------------------------                   ----------------------
    Total interest-bearing liabilities           $ 1,115,298    $ 13,581      4.94%         $1,035,170    $ 11,465        4.45%
                                                             ============                              ===========

    Net interest spread                                                       3.06%                                       3.34%
                                                                         ==========                                ============

    Demand deposits                                  111,374                                      99,901
    Other liabilities                                 10,138                                       8,565
    Stockholders' equity                              94,108                                      81,279
                                                -------------                               -------------

Total Liabilities and Stockholders' Equity       $ 1,330,918                                $  1,224,915
                                                =============                               =============

Interest income / earning assets (1)             $ 1,251,121    $ 24,686     8.00%          $1,139,431    $ 22,068        7.79%
Interest expense / earning assets                $ 1,251,121      13,581     4.40%          $1,139,431    $ 11,465        4.05%
                                                             ----------------------                   -------------------------

Net interest margin (1)                                         $ 11,105     3.60%                        $ 10,603        3.74%
                                                             ======================                   =========================

    (1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000. (2) Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     QUARTERS ENDED MARCH 31, 2001 AND 2000


                                                               Change due to (1)

                                                       Average        Average         Total
                                                        Volume       Yield/Rate      Change
                                                     ----------------------------------------
                                                             (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                $   309        $     1       $   310
    Investment securities:
U.S. Government obligations                              (235)            14          (221)
        Obligations of states and political
            subdivisions (2)                               49            (27)           22
        Other securities                                  164             10           174
    Loans (2)                                           1,712            621         2,333
                                                     -------------------------------------

Change in interest income (2)                         $ 1,999        $   619       $ 2,618
                                                     -------------------------------------


Increase (decrease) in interest expense:
    Interest-bearing transaction deposits             $    91        $    46       $   137
    Savings deposits                                      (76)            (8)          (84)
    Money market deposits                                  71            167           238
    Time deposits                                       1,271          1,005         2,276
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                   (100)             4           (96)
        Other                                            (302)             8          (294)
    Long-term debt                                        (51)           (10)          (61)
                                                     -------------------------------------

Change in interest expense                            $   904        $ 1,212       $ 2,116
                                                     -------------------------------------

Increase in net interest income (2)                   $ 1,095       ($   593)      $   502
                                                     =====================================



 (1) Changes due to both rate and volume have been allocated proportionally.
 (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Corporation's subsidiary banks, Busey Bank, and Busey Bank fsb have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policy established by the asset-liability committees and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized in the Rate Sensitive Assets and Liabilities section of this report.

The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/-100 basis points and +/-200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of March 31, 2001, is as follows:


                                                                                         Basis Point Changes
                                                                              -200         -100        +100       +200
                                                                           ----------------------------------------------
      Percentage  change in net interest income due to an
          immediate change in interest rates over a one-year period          (4.91%)      (2.39%)     (0.66%)    (2.79%)

                           PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings
          None

ITEM 2:   Changes in Securities
          Not applicable

ITEM 3:   Defaults Upon Senior Securities
          Not applicable

ITEM 4:

     The annual meeting of stockholders of First Busey Corporation was held on April 16, 2001. At that meeting, the following matters were approved by the stockholders:

     1. Election of the following fourteen (14) directors to serve until the next annual meeting of stockholders:

          Joseph M. Ambrose                  Samuel P. Banks
          T. O. Dawson                       Victor F. Feldman
          Kenneth M. Hendren                 E. Phillips Knox
          Barbara J. Kuhl                    V. B. Leister, Jr.
          P. David Kuhl                      Linda M. Mills
          Douglas C. Mills                   David C. Thies
          Edwin A. Scharlau II               Arthur R. Wyatt



     2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 2001.

          For:  10,583,692 (78.02%)    Against: 3,523 (0.03%)
          Abstain: 20,272 (0.15%)

ITEM 5:   Other Information
          Not Applicable

ITEM 6:   Exhibits and Reports on Form 8-K

          (a.)     EXHIBIT 21.1

                   See Exhibit Index

          (b.)     REPORTS ON FORM 8-K

                   On April 17, 2001, the Corporation filed a report on Form 8-K dated April 16, 2001, relating to Vision 2010, First Busey Corporation's strategic plan, which was presented at the Corporation's annual shareholder meeting held April 16, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                               By: /s/ Barbara J. Jones
                                   --------------------------------------------
                                   Barbara J. Jones
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)



Date:  May 15, 2001