Form 10-Q/A
period 2001-03-31
FIRST BUSEY CORP /NV/
filed 2001-05-17
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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
                                                                                       =======                   =======


                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The consolidated interim financial statements of First Busey Corporation and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The interim financial statements should be read in conjunction with the Corporation's Annual Report and Form 10-K for the year ended December 31, 2000. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year.

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

Total deposits decreased $16,998,000, or 1.5%, to $1,131,789,000 at March 31,
2001 from $1,148,787,000 at December 31, 2000. Non interest-bearing deposits decreased $17,439,000 or 12.9% to $117,230,000 at March 31, 2001 from
$134,669,000 at December 31, 2000. Historically, the Corporation has experienced significant increases in non interest-bearing deposits at year-end. As a result, changes recorded in the first fiscal quarter historically reflect decreases as such deposit volume returns to a typical level. Interest-bearing deposits increased $441,000 or 0.04% to $1,014,559,000 at March 31, 2001 from
$1,014,118,000 at December 31, 2000. Long-term borrowings decreased $9,982,000 or 23.2% to $42,994,000 at March 31, 2001, as compared to $52,976,000 at
December 31, 2000.

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
                                                                                       ==============       ================


The ratio of non-performing assets to loans plus non-performing assets increased to 0.64% at March 31, 2001 from 0.57% at December 31, 2000. This was due to increases in the balance of nonaccrual loans offset partially by a decrease in loans 90 days past due, still accruing. The balance in non-accrual loans as of March 31, 2001, includes $1,032,000 in loans secured by single-family mortgage loans which were acquired when the Corporation acquired Eagle BancGroup in October, 1999. Management expects losses on these assets to be minimal as the loans are well-collateralized and payment plans are being established to make up for deficiencies. The March 31, 2001, balance in loans 90 days past due, still accruing, also includes a loan in the amount of $2,134,000 to one borrower which is secured by real estate. The borrower has entered into a contract to sell the property and repayment is expected following the closing of the sale. Management has also implemented more rigorous underwriting standards and more aggressive collection procedures to prevent additional growth in non-performing loans.


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

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.60% for the three months ended March 31, 2001, as compared to 3.74% for the same period in 2000. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.38% for the three months ended March 31, 2001, compared to 3.48% for the same period in 2000. The contraction in the net interest margin results from a reduction of 1.50% in the banking subsidiaries' prime rate during the first quarter. The prime rate reductions followed Federal Reserve Board rate reductions. Liability costs have not moved as quickly due to contractual maturities on certificate of deposit portfolios.

During the three months ended March 31, 2001, the Corporation recognized security gains of approximately $393,000, after income taxes, representing 9.6% of net income. During the same period in 2000, security losses of approximately $5,000 after income taxes were recognized, representing 0.14% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. The Corporation intends to liquidate this asset over a six-year period.

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

INTEREST EXPENSE

Total interest expense for the three months ended March 31, 2001, increased 18.5% to $13,581,000 from $11,465,000 for the comparable period. The increase resulted primarily from increases in the average balances of interest-bearing transaction accounts, money market deposits, and time deposits, combined with higher rates on interest-bearing transaction deposits, money market deposits, and time deposits for the three months ended March 31, 2001, as compared to the same period in 2000. Management believes this has occurred as a result of recent fluctuations in the capital markets.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $400,000 for the three months ended March 31, 2001, was $10,000 more than the provision for the comparable period in 2000. The provision and the low level of net charge-offs for the period resulted in the reserve representing 1.29% of total loans on March 31, 2001, slightly higher than the 1.25% level at December 31, 2000. Management considers the reserve for loan losses to be adequate based on review and analysis of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

Like many other financial institutions, the Corporation is concerned about the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses which may cause the Corporation's net income to decrease.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, increased 7.8% to $4,741,000 from $4,399,000 for the three months ended March 31, 2001, as compared to the same period in 2000. This was a combination of increased trust revenue, commissions and brokers' fees and service charges on deposit accounts, offset by a decrease in other service charges and fees. In April, 2000, the Corporation sold its merchant transaction processing operation. Fee income on this operation was included in other service charges and fees through the date of sale and is responsible for most of the decrease in this line item for the three months ended March 31, 2001, as compared to the same period in 2000.

Gains of $433,000 were recognized on the sale of $35,406,000 of loans for the three months ended March 31, 2001, as compared to gains of $446,000 on the sale of $10,887,000 of loans in the prior year period, which included a one-time gain of $350,000 on the sale of the Corporation's credit card loan portfolio. Excluding this one-time gain, the increases in gains on the sale of loans and the principal balances sold can be attributed to the interest-rate environment experienced during the three months ended March 31, 2001 as customers refinanced existing home mortgages at lower interest rates. Management anticipates continued sales from the current mortgage loan production in order to maintain the asset/liability structure that the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.

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

The Corporation's efficiency ratio is defined as non-interest expense expressed as a percentage of the sum of tax equivalent net interest income and non-interest income, excluding security gains and amortization expense. The consolidated efficiency ratio for the three months ended March 31, 2001 was 56.6% as compared to 55.5% for the prior year period.

Income taxes for the three months ended March 31, 2001 increased to $2,334,000 as compared to $1,959,000 for the comparable period in 2000. The increase was due primarily to the higher level of pre-tax income. As a percent of income before taxes, the provision for income taxes increased to 36.3% for the three months ended March 31, 2001 from 35.2% for the same period in 2000.


REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has three reportable segments, Busey Bank, Busey Bank fsb, and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, and Naples, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois and Florida. Busey Bank fsb provides a full range of banking services to individual and corporate customers in Bloomington-Normal, Illinois, and the surrounding communities, and in Fort Myers, Florida.

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

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $6,300,000 available as of March 31, 2001. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

The Corporation's reliance on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 16.5% at March 31, 2001 from 17.3% at December 31, 2000. This is the ratio of total large liabilities to total liabilities. This change was due to an $11,809,000 decrease in time deposits over $100,000 and a $2,566,000 decrease in short-term debt.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 2001, the Corporation earned $4,098,000 and paid dividends of $1,748,000 to stockholders, resulting in a retention of current earnings of $2,350,000. The Corporation's dividend payout for the three months ended March 31, 2001 was 42.7%. The Corporation's total risk-based capital ratio was 10.37% and the leverage ratio was 5.89% as of March 31 2001, as compared to 9.43% and 5.71% respectively as of December 31, 2000. The Corporation and its bank subsidiaries were well above all minimum required capital ratios as of March 31, 2001.

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
                                         ===================================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $121.1 million in the 1-30 day repricing category. On a cumulative basis, the gap remains liability sensitive through the one year time horizon as rate-sensitive liabilities that reprice in those time periods are greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods. The composition of the gap structure at March 31, 2001 will benefit the Corporation more if interest rates fall during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 1 year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.

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

                           FORWARD LOOKING STATEMENTS

This presentation includes forward looking statements that are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements include but are not limited to comments with respect to the objectives and strategies, financial condition, results of operations and business of the Corporation.

These forward looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, and the risk that predictions and other forward looking statements will not be achieved. The Corporation cautions you not to place undue reliance on these forward looking statements as a number of important factors could cause actual future results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward looking statements.

These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of the Corporation to successfully complete acquisitions, the continued growth of geographic regions served by the Corporation, and the retention of individuals who currently are very important in the management structure of the Corporation.



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
          Abstain: 20,272 (0.15%)

ITEM 5:   Other Information
          Not Applicable

ITEM 6:   Exhibits and Reports on Form 8-K

          (a.)     EXHIBITS

                   See Exhibit Index

          (b.)     REPORTS ON FORM 8-K

                   On April 17, 2001, the Corporation filed a report on Form 8-K (Item 5) dated April 16, 2001, relating to Vision 2010, First Busey Corporation's strategic plan, which was presented at the Corporation's annual shareholder meeting held April 16, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


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



Date:  May 16, 2001