Form 10-K/A
period 2000-12-31
FIRST BUSEY CORP /NV/
filed 2001-06-29
CIK 314489

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




                                                                        1 of 49

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


EXHIBITS

Exhibit         Description of Exhibit                                                                             Sequentially
Number                                                                                                             Numbered Page
-----------------------------------------------------------------------------------------------------------------------------------
3.1             Certificate of Incorporation of First Busey Corporation (filed as Appendix B to First Busey's definitive proxy statement filed with the Commission on April 5, 1993 (Commission File
                No. 0-15950), and incorporated herein by reference)

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

21.1            List of Subsidiaries of First Busey Corporation

23.1            Consent of Independent Public Accountants

99.1            Form 11-K Annual Report for First Busey Corporation Profit Sharing Plan and Trust
                (Registration No. 33-30095) for the fiscal year ended December 31, 2000.

99.2            Form 11-K Annual Report for First Busey Corporation Employee Stock Ownership Plan
                (Registration No. 33-60402) for the fiscal year ended December 31, 2000.




                                                                        2 of 49
FINANCIAL STATEMENT SCHEDULES

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




                                                                        3 of 49




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


               A.  Full title of the plan and the address of the plan, if different from that of the issuer named below:

              FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
                                  (the "Plan")

               B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                             FIRST BUSEY CORPORATION
                              201 WEST MAIN STREET
                             URBANA, ILLINOIS 61801


















                                                                        4 of 49






                             FIRST BUSEY CORPORATION
                          PROFIT SHARING PLAN AND TRUST


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2000 AND 1999




















                                                                        5 of 49






                                    CONTENTS

----------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT
  ON THE FINANCIAL STATEMENTS                                              1
----------------------------------------------------------------------------

FINANCIAL STATEMENTS

  Statements of net assets available for benefits                          2

  Statements of changes in net assets available for benefits               3

  Notes to financial statements                                       4 - 18

----------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULES

  Schedule of assets held for investment purposes at end of year     19 - 24

  Schedule of reportable transactions                                     25

  Party in interest transactions                                          26

----------------------------------------------------------------------------










                                                                        6 of 49



                          INDEPENDENT AUDITOR'S REPORT


To the Profit Sharing Committee and Participants
FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST as of December 31, 2000 and 1999, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States of America.

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


                                         /s/ McGladrey and Pullen, LLP


Champaign, Illinois
June 22, 2001

                                                                        7 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
December 31, 2000 and 1999

                                                      2000          1999
----------------------------------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                                     $11,573,993   $14,690,799
  Preferred stock                                       49,500        41,700
  Shares of registered investment companies         14,720,920    14,398,224
  Corporate bonds, notes and commercial paper        1,844,212     1,561,937
  Short-term investments                             2,162,605     1,765,269
  Notes receivable, participants                       338,747       191,500
  Taxable municipal bonds                              100,078        99,336
  U. S. Treasury and federal agency securities               -        80,025
  Other                                                  4,624         4,363
                                                   -------------------------
                                                    30,794,679    32,833,153
                                                   -------------------------

Receivables:
  Accrued interest and dividends                        55,112        26,173
  Participants' contributions                           38,587             -
                                                   -------------------------
                                                        93,699        26,173
                                                   -------------------------

Cash                                                         -        33,315
                                                   -------------------------

          TOTAL ASSETS                              30,888,378    32,892,641
                                                   -------------------------

LIABILITIES
  Accounts payable                                       3,473             -
  Cash overdraft                                         1,048             -
                                                   -------------------------
          TOTAL LIABILITIES                              4,521             -
                                                   -------------------------

NET ASSETS AVAILABLE FOR BENEFITS                  $30,883,857   $32,892,641
                                                   =========================

See Notes to Financial Statements.

                                                                        8 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
Years Ended December 31, 2000, 1999 and 1998

                                                        2000          1999          1998
-------------------------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation) in fair value
      of investments                                ($2,756,679)   $5,753,286    $4,480,757
    Interest and dividends                              609,041       578,091       476,598
                                                    ---------------------------------------
                                                     (2,147,638)    6,331,377     4,957,355
                                                    ---------------------------------------

  Contributions:
    Employers'                                          494,725       679,750       622,590
    Employees'                                          927,801       783,823       792,785
    Employee contribution rollovers                      39,113       114,296       427,494
                                                    ---------------------------------------
                                                      1,461,639     1,577,869     1,842,869
                                                    ---------------------------------------

          TOTAL ADDITIONS                              (685,999)    7,909,246     6,800,224
                                                    ---------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                       1,141,046       944,297       581,684
  Administrative expenses                               181,739       182,096       160,641
                                                    ---------------------------------------

          TOTAL DEDUCTIONS                            1,322,785     1,126,393       742,325
                                                    ---------------------------------------

          NET (DECREASE) INCREASE                    (2,008,784)    6,782,853     6,057,899

Net assets available for benefits:
  Beginning of year                                  32,892,641    26,109,788    20,051,889
                                                    ---------------------------------------

  End of year                                       $30,883,857   $32,892,641   $26,109,788
                                                    =======================================

See Notes to Financial Statements.

                                                                        9 of 49

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

                                                                       10 of 49

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

                                                                       11 of 49

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


NOTE 2.     SIGNIFICANT ACCOUNTING POLICIES

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

                                                                       12 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 3.     INVESTMENTS

The following table presents the fair values of investments as of December 31, 2000 and 1999. Investments that represent 5 percent or more of the Plan's net assets as of December 31, 2000 are separately identified.


                                                       2000                        1999
                                             -----------------------------------------------------
                                              Number of                   Number of
                                              Shares or                   Shares or
                                              Principal                   Principal
                                               Amount      Fair Value      Amount      Fair Value
                                             -----------------------------------------------------
Investments at fair value:
  Common and preferred stock:
    First Busey Corporation Common Stock         466,619    $9,303,216       527,269   $11,929,461
    Other                                         48,106     2,320,277        56,673     2,803,038
  Shares of registered investment companies:
    Northern Instl. Sm. Co. Index A              190,672     2,024,939             -             -
    Vanguard Index 500 Trust                      31,995     3,898,879             -             -
    Federated Max-Cap Fund #39                         -             -       138,087     4,138,457
    Other                                        337,335     8,797,102       371,794    10,259,767
  Corporate bonds, notes and commercial
    paper                                     $1,855,000     1,844,212    $1,625,000     1,561,937
  Short-term investments                      $2,162,605     2,162,605    $1,765,269     1,765,269
  Notes receivable, participants                $338,747       338,747      $191,500       191,500
  Taxable municipal bonds                       $100,000       100,078      $100,000        99,336
  U. S. Treasury and Federal Agency
    Securities                                        $0             -       $80,000        80,025
  Other                                            4,624         4,624             1         4,363
                                                           -----------                 -----------
                                                           $30,794,679                 $32,833,153
                                                           ===========                 ===========


During the years ended December 31, 2000, 1999 and 1998 the Plan's investments (including investments bought, sold and held during the year) (depreciated) appreciated in value by $(2,756,679), $5,753,286 and $4,480,757 respectively, as follows:

                                                       2000         1999         1998
                                                   -------------------------------------
Investments at fair value:
  Common stocks                                    ($1,434,264)  $2,764,993   $3,030,470
  Preferred stock                                        7,800        5,575        6,125
  Shares of registered investment companies         (1,381,626)   3,078,052    1,426,388
  Corporate bonds, notes and commercial paper           50,433      (91,665)      15,970
  Taxable municipal bonds                                  742       (2,694)       1,392
  Other                                                    262            -            -
  U. S. Treasury and federal agency securities             (26)        (975)         412
                                                   -------------------------------------
                                                   ($2,756,679)  $5,753,286   $4,480,757
                                                   =====================================

                                                                       13 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 4.     PARTY IN INTEREST TRANSACTIONS

Parties in interest include fiduciaries or employees of the plan, any person who provides services to the plan, an employer whose employees are covered by the plan, an employee organization whose members are covered by the plan, a person who owns 50 percent or more of such an employer or employee association, or relatives of such persons just listed.

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $137,447, $142,939 and $116,206 for the three years ended December 31, 2000, 1999 and 1998, respectively.

The Plan invests in certificates of deposit with Busey Bank, a subsidiary of First Busey Corporation. Purchases and maturities of certificates of deposit from Busey Bank also qualify as party in interest transactions.


NOTE 5.     INCOME TAX STATUS

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


NOTE 6.     PLAN TERMINATION

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

                                                                       14 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7.     STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                               December 31, 2000
                                                  Participant Directed Profit Sharing & 401(k)
                                         ------------------------------------------------------------------
                                                        Equity         FBC
                                         Balanced       Growth        Stock           CD           Loan
                                           Fund          Fund          Fund          Fund        Account
                                         ------------------------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                           $2,270,777            $-    $9,303,216            $-            $-
  Preferred stock                            49,500             -             -             -             -
  Shares of registered
    investment companies                    441,829     6,000,506             -             -             -
  Corporate bonds, notes and
    commercial paper                      1,844,212             -             -             -             -
  Short-term investments                    101,252        51,298         6,730     1,502,147             -
  Notes receivable, participants                  -             -             -             -       338,747
  Taxable municipal bonds                   100,078             -             -             -             -
  U.S. Treasury and federal
    agency securities                             -             -             -             -             -
  Other                                           -             -             -             -             -
                                         ------------------------------------------------------------------
                                          4,807,648     6,051,804     9,309,946     1,502,147       338,747
                                         ------------------------------------------------------------------

Receivables:
  Interfund (payable)/receivable             (6,492)         (795)        9,099           359             -
  Accrued interest and dividends             28,732           266            69        22,281             -
  Employer contribution                      51,291       121,977       129,076        18,652             -
  Participants' contribution                  3,371        10,910        11,393         1,238             -
                                         ------------------------------------------------------------------
                                             76,902       132,358       149,637        42,530             -
                                         ------------------------------------------------------------------

          TOTAL ASSETS                    4,884,550     6,184,162     9,459,583     1,544,677       338,747
                                         ------------------------------------------------------------------

LIABILITIES
Accounts payable                                  -            71            17             -             -
Cash overdraft                                    -             -             -             -             -
                                         ------------------------------------------------------------------
          TOTAL LIABILITIES                       -            71            17             -             -
                                         ------------------------------------------------------------------

NET ASSETS AVAILABLE
  FOR BENEFITS                           $4,884,550    $6,184,091    $9,459,566    $1,544,677      $338,747
                                         ==================================================================






                                                                       15 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




                                                                    December 31, 2000
                                                        Participant Directed Profit Sharing & 401(k)
                                 --------------------------------------------------------------------------------------------
                                                 S&P 500                Intermediate     Self-
                                 International    Index        Small        Bond       Directed      Holding
                                     Fund         Fund          Cap         Fund       Accounts      Account         Total
                                 --------------------------------------------------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                             $-           $-           $-           $-           $-           $-    $11,573,993
  Preferred stock                           -            -            -            -            -            -         49,500
  Shares of registered
    investment companies            2,040,267    3,898,879    2,024,939      314,500            -            -     14,720,920
  Corporate bonds, notes and
    commercial paper                        -            -            -            -            -            -      1,844,212
  Short-term investments                  655       12,739            -            -            -      487,784      2,162,605
  Notes receivable, participants            -            -            -            -            -            -        338,747
  Taxable municipal bonds                   -            -            -            -            -            -        100,078
  U.S. Treasury and federal
    agency securities                       -            -            -            -            -            -              -
  Other                                     -            -            -            -        4,624            -          4,624
                                 --------------------------------------------------------------------------------------------
                                    2,040,922    3,911,618    2,024,939      314,500        4,624      487,784     30,794,679
                                 --------------------------------------------------------------------------------------------

Receivables:
  Interfund (payable)/receivable          166           42          719          150            -       (3,248)             -
  Accrued interest and dividends          159           72          341            3            -        3,189         55,112
  Employer contribution                44,885       74,546       38,719        5,579            -     (484,725)             -
  Participants' contribution            3,345        5,037        2,845          448            -            -         38,587
                                 --------------------------------------------------------------------------------------------
                                       48,555       79,697       42,624        6,180            -     (484,784)        93,699
                                 --------------------------------------------------------------------------------------------

          TOTAL ASSETS              2,089,477    3,991,315    2,067,563      320,680        4,624        3,000     30,888,378
                                 --------------------------------------------------------------------------------------------

LIABILITIES
Accounts payable                           45          340            -            -            -        3,000          3,473
Cash overdraft                              -            -          540          508            -            -          1,048
                                 --------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                45          340          540          508            -        3,000          4,521
                                 --------------------------------------------------------------------------------------------

NET ASSETS AVAILABLE
  FOR BENEFITS                     $2,089,432   $3,990,975   $2,067,023     $320,172       $4,624           $-    $30,883,857
                                 ============================================================================================

                                                                       16 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7.     STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                                December 31, 1999
                                                  Participant Directed Profit Sharing & 401(k)
                                         ------------------------------------------------------------------
                                                         Equity         FBC
                                          Balanced       Growth        Stock           CD           Loan
                                            Fund          Fund          Fund          Fund        Account
                                         ------------------------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                           $2,585,228            $-   $11,920,411            $-            $0
  Preferred stock                            41,700             -             -             -             -
  Shares of registered
    investment companies                    522,524     6,042,343             -             -             -
  Corporate bonds, notes and
    commercial paper                      1,546,537             -             -             -             -
  Short-term investments                    169,776       154,006       322,129       881,640
  Notes receivable, participants                  -             -             -             -       191,500
  Taxable municipal bonds                    99,336             -             -             -             -
  U.S. Treasury and federal
    agency securities                        80,025             -             -             -             -
  Other                                           -             -             -             -             -
                                         ------------------------------------------------------------------
                                          5,045,126     6,196,349    12,242,540       881,640       191,500
                                         ------------------------------------------------------------------

Receivables:
  Interfund (payable)/receivable              3,376        (2,290)        1,937         2,426             -
  Accrued interest and dividends             23,370           477           419             6             -
                                         ------------------------------------------------------------------
                                             26,746        (1,813)        2,356         2,432             -
                                         ------------------------------------------------------------------

Cash                                          4,545         6,704        12,888           646             -
                                         ------------------------------------------------------------------

          TOTAL ASSETS                    5,076,417     6,201,240    12,257,784       884,718       191,500
                                         ------------------------------------------------------------------

LIABILITIES                                       -             -             -             -             -
                                         ------------------------------------------------------------------
          TOTAL LIABILITIES                       -             -             -             -             -
                                         ------------------------------------------------------------------

NET ASSETS AVAILABLE
  FOR BENEFITS                           $5,076,417    $6,201,240   $12,257,784      $884,718      $191,500
                                         ==================================================================






                                                                       17 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------




                                                                          December 31, 1999
                                                             Participant Directed Profit Sharing & 401(k)
                                  --------------------------------------------------------------------------------------------------
                                                 S&P 500     Financial              Intermediate    Self-
                                  International   Index     Institution    Small        Bond      Directed    Holding
                                      Fund        Fund         Fund         Cap         Fund      Accounts    Account       Total
                                  --------------------------------------------------------------------------------------------------
ASSETS
Investments at fair value:
  Common stock                              $-          $-           $-          $-           $-    $185,160         $-  $14,690,799
  Preferred stock                            -           -            -           -            -           -          -       41,700
  Shares of registered
    investment companies             2,478,332   4,138,457            -     943,251      273,317           -          -   14,398,224
  Corporate bonds, notes and
    commercial paper                         -           -            -           -            -      15,400          -    1,561,937
  Short-term investments                89,498     106,264            -      22,943        8,275       8,863      1,875    1,765,269
  Notes receivable, participants             -           -            -           -            -           -          -      191,500
  Taxable municipal bonds                    -           -            -           -            -           -          -       99,336
  U.S. Treasury and federal
    agency securities                        -           -            -           -            -           -          -       80,025
  Other                                      -           -            -           -            -       4,363          -        4,363
                                  --------------------------------------------------------------------------------------------------
                                     2,567,830   4,244,721            -     966,194      281,592     213,786      1,875   32,833,153
                                  --------------------------------------------------------------------------------------------------

Receivables:
  Interfund (payable)/receivable          (104)        215         (330)       (696)        (913)          -     (3,621)           -
  Accrued interest and dividends            62          48            -          63           12          40      1,676       26,173
                                  --------------------------------------------------------------------------------------------------
                                           (42)        263         (330)       (633)        (901)         40     (1,945)      26,173
                                  --------------------------------------------------------------------------------------------------

Cash                                     2,028       4,867          330         972          265           -         70       33,315
                                  --------------------------------------------------------------------------------------------------

          TOTAL ASSETS               2,569,816   4,249,851            -     966,533      280,956     213,826          -   32,892,641
                                  --------------------------------------------------------------------------------------------------

LIABILITIES                                  -           -            -           -            -           -          -            -
                                  --------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                  -           -            -           -            -           -          -            -
                                  --------------------------------------------------------------------------------------------------

NET ASSETS AVAILABLE
  FOR BENEFITS                      $2,569,816  $4,249,851           $-    $966,533     $280,956    $213,826         $-  $32,892,641
                                  ==================================================================================================

                                                                       18 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.     STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND

                                                                 Year Ended December 31, 2000
                                                           Participant Directed Profit Sharing & 401(k)
                                               ------------------------------------------------------------------
                                                               Equity         FBC
                                                Balanced       Growth        Stock           CD           Loan
                                                  Fund          Fund          Fund          Fund        Account
                                               ------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments                 $1,524     ($319,100)  ($1,402,327)           $-            $-
    Interest and dividends                        141,797        38,162       232,824        82,254        23,610
                                               ------------------------------------------------------------------
                                                  143,321      (280,938)   (1,169,503)       82,254        23,610
                                               ------------------------------------------------------------------

  Contributions:
    Employers                                      51,291       121,977       139,076        18,652             -
    Employees                                      81,266       226,795       277,704        33,265             -
    Employee contributions representing
      transfers from another qualified
      retirement trust                              1,722         8,624        17,542           910             -
                                               ------------------------------------------------------------------
                                                  134,279       357,396       434,322        52,827             -
                                               ------------------------------------------------------------------

          TOTAL ADDITIONS                         277,600        76,458      (735,181)      135,081        23,610
                                               ------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                    98,264       200,104       354,722        61,623         1,092
  Administrative expenses                          30,244        37,713        53,704         7,546             -
                                               ------------------------------------------------------------------
          TOTAL DEDUCTIONS                        128,508       237,817       408,426        69,169         1,092
                                               ------------------------------------------------------------------

Net participants' transfers between funds        (338,296)      144,510    (1,656,462)      593,891       124,729
Net forfeitures                                    (2,663)         (300)        1,851           156             -
                                               ------------------------------------------------------------------
                                                 (340,959)      144,210    (1,654,611)      594,047       124,729
                                               ------------------------------------------------------------------

          NET INCREASE (DECREASE)                (191,867)      (17,149)   (2,798,218)      659,959       147,247

Net assets available for benefits:
  Beginning of year                             5,076,417     6,201,240    12,257,784       884,718       191,500
                                               ------------------------------------------------------------------

  End of year                                  $4,884,550    $6,184,091    $9,459,566    $1,544,677      $338,747
                                               ==================================================================






                                                                       19 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                   Year Ended December 31, 2000
                                                           Participant Directed Profit Sharing & 401(k)
                                           ----------------------------------------------------------------------------
                                                           S&P 500                Intermediate    Self-
                                           International    Index        Small        Bond      Directed    Holding
                                               Fund         Fund          Cap         Fund      Accounts    Account        Total
                                           -----------------------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments            ($514,482)   ($385,383)   ($124,891)      $4,764    ($16,784)        $-   ($2,756,679)
    Interest and dividends                        7,935       39,722       23,597       14,182       4,958          -       609,041
                                           -----------------------------------------------------------------------------------------
                                               (506,547)    (345,661)    (101,294)      18,946     (11,826)         -    (2,147,638)
                                           -----------------------------------------------------------------------------------------

  Contributions:
    Employers                                    44,884       74,546       38,719        5,580           -          -       494,725
    Employees                                    89,209      142,423       68,226        8,913           -          -       927,801
    Employee contributions representing
      transfers from another qualified
      retirement trust                            6,694        2,435        1,186            -           -          -        39,113
                                           -----------------------------------------------------------------------------------------
                                                140,787      219,404      108,131       14,493           -          -     1,461,639
                                           -----------------------------------------------------------------------------------------

          TOTAL ADDITIONS                      (365,760)    (126,257)       6,837       33,439     (11,826)         -      (685,999)
                                           -----------------------------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                 128,774      141,286       94,245        1,546      59,390          -     1,141,046
  Administrative expenses                        15,900       23,783       11,264        1,132         453          -       181,739
                                           -----------------------------------------------------------------------------------------
          TOTAL DEDUCTIONS                      144,674      165,069      105,509        2,678      59,843          -     1,322,785
                                           -----------------------------------------------------------------------------------------

Net participants' transfers between funds        30,192       31,761    1,198,686        8,522    (137,533)         -             -
Net forfeitures                                    (142)         689          476          (67)          -          -             -
                                           -----------------------------------------------------------------------------------------
                                                 30,050       32,450    1,199,162        8,455    (137,533)         -             -
                                           -----------------------------------------------------------------------------------------

          NET INCREASE (DECREASE)              (480,384)    (258,876)   1,100,490       39,216    (209,202)         -    (2,008,784)

Net assets available for benefits:
  Beginning of year                           2,569,816    4,249,851      966,533      280,956     213,826          -    32,892,641
                                           -----------------------------------------------------------------------------------------

  End of year                                $2,089,432   $3,990,975   $2,067,023     $320,172      $4,624         $-   $30,883,857
                                           =========================================================================================

                                                                       20 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.     STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                                  Year Ended December 31, 1999
                                                          Participant Directed Profit Sharing & 401(k)
                                               ------------------------------------------------------------------
                                                               Equity         FBC
                                                Balanced       Growth        Stock           CD           Loan
                                                  Fund          Fund          Fund          Fund        Account
                                               ------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments               $439,360    $1,411,789    $2,427,896            $-            $-
    Interest and dividends                        157,697        29,468       243,848        44,934        16,379
                                               ------------------------------------------------------------------
                                                  597,057     1,441,257     2,671,744        44,934        16,379
                                               ------------------------------------------------------------------

  Contributions:
    Employers                                      78,593       134,569       269,383        18,769             -
    Employees                                      92,408       154,488       319,627        22,820             -
    Employee contributions representing
      transfers from another qualified
      retirement trust                              1,439         3,781       103,689             -             -
                                               ------------------------------------------------------------------
                                                  172,440       292,838       692,699        41,589             -
                                               ------------------------------------------------------------------

          TOTAL ADDITIONS                         769,497     1,734,095     3,364,443        86,523        16,379
                                               ------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                   190,859        92,656       397,082       186,179        12,135
  Administrative expenses                          32,047        29,516        73,724         5,580             -
                                               ------------------------------------------------------------------
          TOTAL DEDUCTIONS                        222,906       122,172       470,806       191,759        12,135
                                               ------------------------------------------------------------------

Net participants' transfers between funds        (674,544)        9,323      (870,507)      251,723        15,342
Net forfeitures                                    (7,760)        1,713         2,839           546             -
                                               ------------------------------------------------------------------
                                                 (682,304)       11,036      (867,668)      252,269        15,342
                                               ------------------------------------------------------------------

          NET INCREASE (DECREASE)                (135,713)    1,622,959     2,025,969       147,033        19,586

Net assets available for benefits:
  Beginning of year                             5,212,130     4,578,281    10,231,815       737,685       171,914
                                               ------------------------------------------------------------------

  End of year                                  $5,076,417    $6,201,240   $12,257,784      $884,718      $191,500
                                               ==================================================================






                                                                       21 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                                 Year Ended December 31, 1999
                                                         Participant Directed Profit Sharing & 401(k)
                                         -------------------------------------------------------------------------------
                                                       S&P 500    Financial           Intermediate   Self-
                                         International  Index    Institution  Small      Bond      Directed   Holding
                                             Fund       Fund        Fund       Cap       Fund      Accounts   Account       Total
                                         -------------------------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments           $712,229   $676,640    ($28,323) $128,321    ($3,683)   ($10,943)      $-    $5,753,286
    Interest and dividends                     10,652     44,288      13,377     8,539      4,597       4,312        -       578,091
                                         -------------------------------------------------------------------------------------------
                                              722,881    720,928     (14,946)  136,860        914      (6,631)       -     6,331,377
                                         -------------------------------------------------------------------------------------------

  Contributions:
    Employers                                  45,817    104,020           -    21,608      6,991           -        -       679,750
    Employees                                  46,111    126,349      12,455     7,078      2,487           -        -       783,823
    Employee contributions representing
      transfers from another qualified
      retirement trust                            443      1,914           -     1,310      1,720           -        -       114,296
                                         -------------------------------------------------------------------------------------------
                                               92,371    232,283      12,455    29,996     11,198           -        -     1,577,869
                                         -------------------------------------------------------------------------------------------

          TOTAL ADDITIONS                     815,252    953,211      (2,491)  166,856     12,112      (6,631)       -     7,909,246
                                         -------------------------------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                17,538     42,071       5,777         -          -           -        -       944,297
  Administrative expenses                       9,948     24,841       4,646       843        273         678        -       182,096
                                         -------------------------------------------------------------------------------------------
          TOTAL DEDUCTIONS                     27,486     66,912      10,423       843        273         678        -     1,126,393
                                         -------------------------------------------------------------------------------------------

Net participants' transfers between funds     752,287    706,140  (1,258,502)  799,835    268,903           -        -             -
Net forfeitures                                   767        996           -       685        214           -        -             -
                                         -------------------------------------------------------------------------------------------
                                              753,054    707,136  (1,258,502)  800,520    269,117           -        -             -
                                         -------------------------------------------------------------------------------------------

          NET INCREASE (DECREASE)           1,540,820  1,593,435  (1,271,416)  966,533    280,956      (7,309)       -     6,782,853

Net assets available for benefits:
  Beginning of year                         1,028,996  2,656,416   1,271,416         -          -     221,135        -    26,109,788
                                         -------------------------------------------------------------------------------------------

  End of year                              $2,569,816 $4,249,851          $0  $966,533   $280,956    $213,826       $-   $32,892,641
                                         ===========================================================================================

                                                                       22 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 8.     STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS, BY FUND (CONTINUED)

                                                                Year Ended December 31, 1998
                                                          Participant Directed Profit Sharing & 401(k)
                                               ------------------------------------------------------------------
                                                               Equity         FBC
                                                Balanced       Growth        Stock           CD           Loan
                                                  Fund          Fund          Fund          Fund        Account
                                               ------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments               $729,132      $670,819    $2,557,305            $-            $-
    Interest and dividends                        109,324        26,536       230,545        27,812        18,507
                                               ------------------------------------------------------------------
                                                  838,456       697,355     2,787,850        27,812        18,507
                                               ------------------------------------------------------------------

  Contributions:
    Employers                                      92,844       144,884       252,088        13,378             -
    Employees                                     103,199       208,823       324,391        12,109             -
    Employee contributions representing
      transfers from another qualified
      retirement trust                            130,807       133,738        55,217             -             -
                                               ------------------------------------------------------------------
                                                  326,850       487,445       631,696        25,487             -
                                               ------------------------------------------------------------------

          TOTAL ADDITIONS                       1,165,306     1,184,800     3,419,546        53,299        18,507
                                               ------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                   163,555       119,693       230,980         2,427         1,695
  Administrative expenses                          30,768        28,998        65,974         3,098             -
                                               ------------------------------------------------------------------
          TOTAL DEDUCTIONS                        194,323       148,691       296,954         5,525         1,695
                                               ------------------------------------------------------------------

Net participants' transfers between funds          75,417      (168,219)     (497,238)      345,144       (54,628)
Net forfeitures                                    (6,073)        2,038         2,690           336             -
                                               ------------------------------------------------------------------
                                                   69,344      (166,181)     (494,548)      345,480       (54,628)
                                               ------------------------------------------------------------------

          NET INCREASE (DECREASE)               1,040,327       869,928     2,628,044       393,254       (37,816)

Net assets available for benefits:
  Beginning of year                             4,171,803     3,708,353     7,603,771       344,431       209,730
                                               ------------------------------------------------------------------

  End of year                                  $5,212,130    $4,578,281   $10,231,815      $737,685      $171,914
                                               ==================================================================






                                                                       23 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------



                                                             Year Ended December 31, 1998
                                                    Participant Directed Profit Sharing & 401(k)
                                          ---------------------------------------------------------------
                                                           S&P 500    Financial     Self-
                                          International     Index    Institution   Directed     Holding
                                              Fund           Fund        Fund      Accounts     Account       Total
                                          --------------------------------------------------------------------------
Additions to net assets attributed to:
  Investment income:
    Net appreciation (depreciation)
      in fair value of investments             $170,758    $486,008   ($106,145)   ($27,120)         $-    $4,480,757
    Interest and dividends                        7,839      23,016      29,317       3,677          25       476,598
                                          ---------------------------------------------------------------------------
                                                178,597     509,024     (76,828)    (23,443)         25     4,957,355
                                          ---------------------------------------------------------------------------

  Contributions:
    Employers                                    28,777      56,228      34,391           -           -       622,590
    Employees                                    33,953      61,818      48,492           -           -       792,785
    Employee contributions representing
      transfers from another qualified
      retirement trust                            6,476      64,279      33,101       3,876           -       427,494
                                          ---------------------------------------------------------------------------
                                                 69,206     182,325     115,984       3,876           -     1,842,869
                                          ---------------------------------------------------------------------------

          TOTAL ADDITIONS                       247,803     691,349      39,156     (19,567)         25     6,800,224
                                          ---------------------------------------------------------------------------

Deductions from net assets attributed to:
  Benefits paid to participants                  37,960      19,945       5,429           -           -       581,684
  Administrative expenses                         6,110      11,458      13,538         697           -       160,641
                                          ---------------------------------------------------------------------------
          TOTAL DEDUCTIONS                       44,070      31,403      18,967         697           -       742,325
                                          ---------------------------------------------------------------------------

Net participants' transfers between funds      (271,455)    374,516     199,407           -      (2,944)            -
Net forfeitures                                     251         655         103           -           -             -
                                          ---------------------------------------------------------------------------
                                               (271,204)    375,171     199,510           -      (2,944)            -
                                          ---------------------------------------------------------------------------

          NET INCREASE (DECREASE)               (67,471)  1,035,117     219,699     (20,264)     (2,919)    6,057,899

Net assets available for benefits:
  Beginning of year                           1,096,467   1,621,299   1,051,717     241,399       2,919    20,051,889
                                          ---------------------------------------------------------------------------

  End of year                                $1,028,996  $2,656,416  $1,271,416    $221,135          $-   $26,109,788
                                          ===========================================================================

                                                                       24 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 2000

                                                           Number of
                                                           Shares or
                                                           Principal                      Current
                     Description                            Amount          Cost           Value
--------------------------------------------------------------------------------------------------
COMMON STOCKS
  Abbott Laboratories                                          1,068        $33,827        $51,731
  American International Group                                 1,503         54,438        148,139
  Bristol Myers Squibb Co.                                     1,360         59,275        100,555
  Cisco Systems, Inc.                                          1,440         13,683         55,080
  Disney (Walt) Co.                                            1,896         52,836         54,866
  Du Pont (E.I.) De Nemours & Co.                                868         49,751         41,935
  Emerson Electric Co.                                           960         52,476         75,660
  Exxon Mobil Corp.                                            1,177         65,191        102,325
  Federal National Mortgage Association                          672         33,939         58,296
  * First Busey Corporation                                  466,619      6,398,212      9,303,216
  First Data Corp.                                             1,850         53,373         97,472
  Fleet Boston Financial Corp.                                 1,047         37,055         39,328
  General Electric Co.                                         2,496         55,484        119,652
  Gillette Co.                                                 1,328         60,195         47,974
  Home Depot Inc.                                              2,148         39,995         98,137
  Intel Corp.                                                  1,808         34,006         54,353
  Kohl's Corp.                                                 3,424         56,663        208,864
  May Department Stores Co.                                    1,440         52,476         47,160
  McDonald's Corp.                                             2,092         48,735         71,128
  Microsoft Corporation                                        1,560         52,059         67,665
  Motorola, Inc.                                               1,290         39,307         26,123
  National City Corp.                                          1,724         51,507         49,565
  Pepsico                                                      1,474         53,949         73,055
  Procter & Gamble                                               684         46,941         53,651
  Royal Dutch Petroleum 1.25 Guilder Shares                      960         51,516         58,140
  Schering-Plough Corp.                                          800         23,906         45,400
  Solectron Corp.                                                859         35,082         29,120
  Staples, Inc.                                                2,565         52,003         30,299
  State Street Corp.                                           1,053         59,398        130,793
  Sun Microsytems, Inc.                                        2,160         26,633         60,210
  Wal-Mart Stores, Inc.                                        1,600         52,880         85,000
  Wells Fargo & Co. New                                        1,600         52,111         89,101
                                                                         -------------------------
          TOTAL COMMON STOCKS                                            $7,848,902    $11,573,993
                                                                         =========================

                                                                      Continued

*  Represents party-in-interest transaction.




                                                                       25 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 2000

                                                           Number of
                                                           Shares or
                                                           Principal                      Current
                     Description                            Amount          Cost           Value
--------------------------------------------------------------------------------------------------

PREFERRED STOCKS
  CNB CAP TR I GTD CONV. PFD                                   1,200        $30,000        $49,500
                                                                         -------------------------
          TOTAL PREFERRED STOCKS                                            $30,000        $49,500
                                                                         =========================

SHARES OF REGISTERED INVESTMENT COMPANIES
  Fidelity Advisor Equity Growth Class I                       1,068        $39,026        $65,279
  Fidelity Advisor Equity Growth Class I                      17,175        982,839      1,050,281
  Fidelity Advisor Small Cap - Class I                         4,444         50,000         84,133
  Invesco Dynamics                                             3,540         58,200         84,149
  Invesco Dynamics                                            47,052        802,643      1,118,433
  Janus Fund                                                   1,817         41,633         60,496
  Janus Fund                                                  29,462        923,157        980,798
  MFS Capital Opportunities Fund - CL I                        2,886         55,500         51,719
  MFS Capital Opportunities Fund - CL I                       54,511      1,064,729        976,831
  Mutual Shares Fund - Class Z                                 2,865         50,591         56,698
  Mutual Shares Fund - Class Z                                53,236      1,132,895      1,053,539
  Nicholas Fund, Inc.                                            640         38,272         39,355
  Nicholas Fund, Inc.                                         13,354      1,083,644        820,625
  Northern Institutional Intermediate Bond A                  16,372        310,135        314,500
  Northern Institutional Small Company Index A               190,672      2,386,087      2,024,939
  Scudder International Fund - Class S                        20,935      1,194,371      1,053,251
  T. Rowe Price International Stock Fund                      67,976      1,123,025        987,015
  Vanguard Index 500 Trust                                    31,995      4,069,240      3,898,879
                                                                         -------------------------
          TOTAL SHARES OF REGISTERED
            INVESTMENT COMPANIES                                        $15,405,987    $14,720,920
                                                                         =========================

CORPORATE BONDS, NOTES AND COMMERCIAL PAPER
  COMMERCIAL PAPER
  Abbey Natl PLC Medium Term, 6.690%
    due October 17, 2005                                     $50,000        $49,292        $50,478
  American General Corp., 6.250%, due
    March 15, 2003                                           100,000         95,916         99,974
  Associates Corp. NA, 6.000%, due
    December 1, 2002                                          50,000         51,011         49,865
  AT&T Corp., 7.750%, due March 1, 2007                      200,000        204,416        202,148
                                                                         -------------------------
          CORPORATE BONDS, NOTES AND
            COMMERCIAL PAPER SUBTOTAL                                       400,635        402,465
                                                                         -------------------------

                                                                      Continued




                                                                       26 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 2000

                                                           Number of
                                                           Shares or
                                                           Principal                      Current
                     Description                            Amount          Cost           Value
--------------------------------------------------------------------------------------------------

          CORPORATE BONDS, NOTES AND
            COMMERCIAL PAPER BROUGHT FORWARD                               $400,635       $402,465

  Bank One Corp. Note, 6.875%, due August 1, 2006             50,000         48,638         49,947
  Bank One Corp. Global Notes, 6.400%, due
    August 1, 2002                                            50,000         49,262         50,099
  Bear Stearns Co., Inc., 6.700%, due August 1, 2003         100,000        101,164        100,087
  Bears Stearns Co., Inc., 6.125%,
    due February 1, 2003                                     100,000        100,509         99,020
  Chemical Bank, 6.625%, due August 15, 2005                  50,000         51,271         50,532
  CIT Group Holdings, Inc., 5.625%,  due
    February 2, 2001                                          25,000         23,742         24,980
  Citicorp, 6.375%, due January 15, 2006                     100,000        103,606         99,031
  Commercial Cr. Group Inc., 5.875%, due
    January 15, 2003                                          50,000         48,276         49,761
  Commercial Cr. Group Inc., 6.500%, due
    August 1, 2004                                            50,000         49,197         50,166
  Ford Motor Credit Corp., 6.125%, due
    January 9, 2006                                           50,000         50,334         48,230
  Goldman Sachs Group Inc., 7.625%, due
    August 15, 2005                                           50,000         50,630         52,044
  Household Finance Corp., 5.875%, due
    September 25, 2004                                        50,000         50,157         48,722
  Intervest Bancshares Corp., 8.000%, due July 1, 2008        30,000         23,100         23,100
  Loews Corp., 6.750%, due December 15, 2006                 150,000        153,088        146,879
  Merrill Lynch & Co. Inc., 6.000%, due
    July 15, 2005                                             50,000         50,163         48,877
  Merrill Lynch & Co. Inc., 6.000%, due
    November 15, 2004                                         50,000         50,725         49,469
  Merrill Lynch & Co. Inc., 6.550%, due
    August 1, 2004                                           100,000        100,706        100,774
  Morgan Stanley Dean Witter, 6.875%, due
    March 1, 2007                                             50,000         48,857         50,358
  NationsBank Corp., 6.125%, due July 15, 2004                50,000         50,670         49,306
  NationsBank Corp., 6.375%, due May 15, 2005                100,000        100,868         99,083
                                                                         -------------------------
          CORPORATE BONDS, NOTES AND
            COMMERCIAL PAPER BROUGHT FORWARD                              1,705,598      1,692,930
                                                                         -------------------------

                                                                      Continued




                                                                       27 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 2000

                                                           Number of
                                                           Shares or
                                                           Principal                      Current
                     Description                            Amount          Cost           Value
--------------------------------------------------------------------------------------------------

          CORPORATE BONDS, NOTES AND
            COMMERCIAL PAPER BROUGHT FORWARD                             $1,705,598     $1,692,930

  Norwest Corp., 6.800%, due May 15, 2002                     25,000         24,880         25,248
  St. Paul Companies, Inc., 6.170%, due
    January 15, 2001                                          50,000         50,485         49,994
  St. Paul Companies, Inc., 7.970%, due May 20, 2002          25,000         25,371         25,582
  Tele-Communications Inc., 7.250%, due
    August 1, 2005                                            50,000         50,781         50,458
                                                                         -------------------------
          TOTAL CORPORATE BONDS, NOTES
            AND COMMERCIAL PAPER                                         $1,857,115     $1,844,212
                                                                         =========================

SHORT-TERM INVESTMENTS
  * Certificate of Deposit, Busey Bank,
    6.250%, due December 31, 2001                         $1,500,643     $1,500,643     $1,500,643
  Northern Institutional Government Select Portfolio           6,730          6,730          6,730
  Northern Institutional Government Select Portfolio           1,503          1,503          1,503
  Northern Institutional Government Select Portfolio         101,252        101,252        101,252
  Northern Institutional Government Select Portfolio         487,784        487,784        487,784
  Northern Institutional Government Select Portfolio          51,298         51,298         51,298
  Northern Institutional Government Select Portfolio             656            656            656
  Northern Institutional Government Select Portfolio          12,739         12,739         12,739
                                                                         -------------------------
          TOTAL SHORT-TERM INVESTMENTS                                   $2,162,605     $2,162,605
                                                                         =========================

NOTES RECEIVABLE, Participants
  Participant, 8.500%, due February 15, 2001                    $119           $119           $119
  Participant, 8.500%, due February 15, 2001                      53             53             53
  Participant, 8.500%, due March 15, 2001                         98             98             98
  Participant, 8.500%, due March 15, 2001                        233            233            233
  Participant, 8.500%, due June 15, 2001                         555            555            555
  Participant, 8.250%, due July 15, 2001                       2,255          2,255          2,255
  Participant, 8.500%, due September 15, 2001                    856            856            856
                                                                         -------------------------
          NOTES RECEIVABLE, PARTICIPANTS,
            SUBTOTAL                                                          4,169          4,169
                                                                         -------------------------

                                                                      Continued

*  Represents party-in-interest transaction.




                                                                       28 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 2000

                                                           Number of
                                                           Shares or
                                                           Principal                      Current
                     Description                            Amount          Cost           Value
--------------------------------------------------------------------------------------------------

          NOTES RECEIVABLE, PARTICIPANT,
            BROUGHT FORWARD                                                  $4,169         $4,169

  Participant, 7.500%, due September 15, 2001                    937            937            937
  Participant, 8.250%, due October 15, 2001                    1,272          1,272          1,272
  Participant, 8.500%, due January 15, 2002                    1,667          1,667          1,667
  Participant, 7.750%, due April 15, 2002                        752            752            752
  Participant, 7.750%, due June 15, 2002                       1,253          1,253          1,253
  Participant, 7.750%, due June 15, 2002                       1,322          1,322          1,322
  Participant, 7.750%, due June 15, 2002                       1,587          1,587          1,587
  Participant, 8.250%, due September 15, 2002                    613            613            613
  Participant, 8.250%, due October 15, 2002                    2,560          2,560          2,560
  Participant, 8.250%, due October 15, 2002                      640            640            640
  Participant, 8.250%, due November 15, 2002                     640            640            640
  Participant, 8.500%, due December 15, 2002                   1,146          1,146          1,146
  Participant, 8.500%, due December 15, 2002                   2,517          2,517          2,517
  Participant, 8.500%, due January 15, 2003                    2,523          2,523          2,523
  Participant, 8.750%, due February 15, 2003                   2,618          2,618          2,618
  Participant, 8.500%, due March 15, 2003                      3,166          3,166          3,166
  Participant, 9.500%, due May 15, 2003                          827            827            827
  Participant, 9.500%, due June 15, 2003                         852            852            852
  Participant, 9.500%, due July 15, 2003                       3,773          3,773          3,773
  Participant, 8.500%, due July 15, 2003                       2,872          2,872          2,872
  Participant, 9.500%, due August 15, 2003                     1,263          1,263          1,263
  Participant, 8.500%, due August 15, 2003                     6,649          6,649          6,649
  Participant, 8.500%, due September 15, 2003                  3,611          3,611          3,611
  Participant, 9.500%, due September 15, 2003                    927            927            927
  Participant, 9.500%, due September 15, 2003                  2,689          2,689          2,689
  Participant, 9.500%, due September 15, 2003                    927            927            927
  Participant, 8.000%, due October 15, 2003                      920            920            920
  Participant, 7.750%, due April 15, 2004                     13,859         13,859         13,859
  Participant, 8.000%, due July 15, 2004                       3,925          3,925          3,925
  Participant, 8.250%, due September 15, 2004                 19,303         19,303         19,303
                                                                         -------------------------
          NOTES RECEIVABLE, PARTICIPANTS,
            SUBTOTAL                                                         91,779         91,779
                                                                         -------------------------

                                                                      Continued




                                                                       29 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR, CONTINUED
DECEMBER 31, 2000

                                                           Number of
                                                           Shares or
                                                           Principal                      Current
                     Description                            Amount          Cost           Value
--------------------------------------------------------------------------------------------------

          NOTES RECEIVABLE, PARTICIPANT,
            BROUGHT FORWARD                                                 $91,779        $91,779

  Participant, 8.500%, due November 15, 2004                   8,995          8,995          8,995
  Participant, 8.500%, due January 15, 2005                    8,469          8,469          8,469
  Participant, 8.750%, due March 15, 2005                      9,322          8,322          8,322
  Participant, 9.000%, due March 15, 2005                     22,715         22,715         22,715
  Participant, 9.000%, due April 15, 2005                      7,129          7,129          7,129
  Participant, 9.000%, due May 15, 2005                       18,102         18,102         18,102
  Participant, 9.500%, due May 15, 2005                       12,913         12,913         12,913
  Participant, 9.500%, due July 15, 2005                      23,338         23,338         23,338
  Participant, 9.500%, due July 15, 2005                       7,935          7,935          7,935
  Participant, 9.500%, due August 15, 2005                    37,341         37,341         37,341
  Participant, 9.500%, due August 15, 2005                    37,341         37,341         37,341
  Participant, 9.500%, due August 15, 2005                    14,774         14,774         14,774
  Participant, 9.500%, due November 15, 2005                   9,080          9,080          9,080
  Participant, 8.500%, due September 15, 2007                 16,539         16,539         16,539
  Participant, 8.500%, due April 15, 2008                      4,016          4,016          4,016
  Participant, 8.500%, due July 15, 2008                       6,545          6,545          6,545
  Participant, 9.500%, due July 15, 2010                       3,414          3,414          3,414
                                                                         -------------------------

          TOTAL, NOTES RECEIVABLE, PARTICIPANTS                            $338,747       $338,747
                                                                         =========================

TAXABLE MUNICIPAL BONDS
  Beaver Dam, WI prom nts, 6.300%, due
    September 1, 2001                                       $100,000       $100,119       $100,078
                                                                         =========================

OTHER
  New England Life Insurance policy                                          $4,624         $4,624
                                                                         =========================

                                                                       30 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
SCHEDULE OF REPORTABLE TRANSACTIONS
Year Ended December 31, 2000

                                                                                                             Current
                                                                                  Expense                    Value of
       Identity                                                                   Incurred                   Asset on
       of Party          Description     Purchase     Selling        Lease          with        Cost of    Transaction     Net Gain
       Involved            of Asset       Price        Price         Rental     Transaction      Asset         Date        or Loss
-----------------------------------------------------------------------------------------------------------------------------------



There were no reportable transactions for the period.  All assets are participant directed.




                                                                       31 of 49

FIRST BUSEY CORPORATION PROFIT SHARING PLAN AND TRUST
PARTY IN INTEREST TRANSACTIONS
Year Ended December 31, 2000

                                                                            Transaction
                        Description of Transaction                             Amount
----------------------------------------------------------------------------------------

Management fees paid to First Busey Trust & Investment Co.                      $137,447

Purchases of Busey Bank certificates of deposit                                  690,982

Maturities of Busey Bank certificates of deposit                                  55,500

Purchases of First Busey Corporation common stock                                507,320

Sales of First Busey Corporation common stock                                  1,722,188


                                                                       32 of 49







                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-30095) under the Securities Act of 1933 of First Busey Corporation of our report dated June 22, 2000 on our audits of the financial statements of First Busey Corporation Profit Sharing Plan and Trust as of December 31, 2000 and 1999, and for each of the years in the three year period ended December 31, 2000 and supporting schedules as of December 31, 2000, which is included in the Annual Report on Form 11-K for the year ended December 31, 2000.



                                             /s/ McGladrey and Pullen, LLP




Champaign, Illinois
June 28, 2001

















                                                                       33 of 49


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


               A.  Full title of the plan and the address of the plan, if different from that of the issuer named below:

              FIRST BUSEY CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN
                                    AND TRUST
                                  (the "Plan")

               B. Name of issuer of the securities held pursuant to the plan and the address of its principle executive office:

                             FIRST BUSEY CORPORATION
                              201 WEST MAIN STREET
                             URBANA, ILLINOIS 61801











                                                                       34 of 49











                             FIRST BUSEY CORPORATION
                         EMPLOYEES' STOCK OWNERSHIP PLAN


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2000 AND 1999














                                                                       35 of 49



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













                                                                       36 of 49



                          INDEPENDENT AUDITOR'S REPORT


To the Administrative Committee and Participants
FIRST BUSEY CORPORATION EMPLOYEES'
  STOCK OWNERSHIP PLAN
Urbana, Illinois

We have audited the accompanying statements of net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN as of December 31, 2000 and 1999, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2000, in conformity with auditing standards generally accepted in the United States of America.

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



                                         /s/ McGladrey and Pullen, LLP

Champaign, Illinois
June 22, 2001

                                                                       37 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
DECEMBER 31, 2000 AND 1999

-------------------------------------------------------------------------------


                                         2000                                            1999
                     --------------------------------------------------------------------------------------------
                       ALLOCATED      UNALLOCATED        Total         Allocated      Unallocated        Total
                     --------------------------------------------------------------------------------------------
ASSETS
  Money market
    fund                   $4,747              $-          $4,747         $36,684              $-         $36,684
  Accounts
    receivable              3,083               -           3,083             107               -             107
  Investments in
    First Busey
    Corporation
    common
    stock, at
    fair value         16,132,189       2,033,625      18,165,814      18,803,434       2,715,000      21,518,434
                     --------------------------------------------------------------------------------------------

TOTAL ASSETS           16,140,019       2,033,625      18,173,644      18,840,225       2,715,000      21,555,225
                     --------------------------------------------------------------------------------------------

LIABILITIES
  Dividends
    payable                 5,420               -           5,420               -               -               -
  Notes payable                 -       2,283,000       2,283,000               -       2,620,000       2,620,000
                     --------------------------------------------------------------------------------------------

TOTAL LIABILITIES           5,420       2,283,000       2,288,420               -       2,620,000       2,620,000
                     --------------------------------------------------------------------------------------------

NET ASSETS
  AVAILABLE
  FOR PLAN
  BENEFITS            $16,134,599       ($249,375)    $15,885,224     $18,840,225         $95,000     $18,935,225
                      ===========================================================================================

See Notes to Financial Statements.

                                                                       38 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

-------------------------------------------------------------------------------

                                                                            2000
                                                      ------------------------------------------------
                                                       Allocated         Unallocated         Total
                                                      ------------------------------------------------
Investment income:
  Net change in unrealized appreciation in fair
    value of investments                              ($2,126,183)        ($322,500)      ($2,448,683)
  Interest                                                  2,415                 -             2,415
  Dividends                                               443,886                 -           443,886
Employer contributions                                    170,000           337,000           507,000
Allocation of First Busey Corporation
  common stock, at fair value
    2000 - 18,000 shares                                  358,875                 -           358,875
    1999 - 44,285 shares                                        -                 -                 -
    1998 - 44,286 shares                                        -                 -                 -
                                                      ------------------------------------------------
          TOTAL ADDITIONS                              (1,151,007)           14,500        (1,136,507)
                                                      ------------------------------------------------

Interest expense                                          208,569                 -           208,569
Administrative expenses                                    49,672                 -            49,672
Distributions to participants
  Cash                                                      1,297                 -             1,297
  Stock 2000 - 39,953 shares                              903,937                 -           903,937
  Stock 1999 - 11,369 shares                                    -                 -                 -
  Stock 1998 - 17,816 shares                                    -                 -                 -
Dividend distributions to participants                    391,144                 -           391,144
Allocation of First Busey Corporation
  common stock, at market value
    2000 - 18,000 shares                                        -           358,875           358,875
    1999 - 44,285 shares                                        -                 -                 -
    1998 - 44,286 shares                                        -                 -                 -
                                                      ------------------------------------------------
          TOTAL DEDUCTIONS                              1,554,619           358,875         1,913,494
                                                      ------------------------------------------------

          NET INCREASE (DECREASE)                      (2,705,626)         (344,375)       (3,050,001)

Net assets available for benefits:
  Beginning of year                                    18,840,225            95,000        18,935,225
                                                      ------------------------------------------------

  End of year                                         $16,134,599         ($249,375)      $15,885,224
                                                      ================================================

See Notes to Financial Statements.





                                                                       39 of 49





-------------------------------------------------------------------------------

                                                                   1999                                        1998
                                                ------------------------------------------------------------------------------------
                                                  Allocated    Unallocated      Total         Allocated    Unallocated      Total
                                                ------------------------------------------------------------------------------------
Investment income:
  Net change in unrealized appreciation in fair
    value of investments                          $3,443,525      $173,748    $3,617,273      $3,392,511      $488,559    $3,881,070
  Interest                                             1,669             -         1,669             554             -           554
  Dividends                                          376,297             -       376,297         338,572             -       338,572
Employer contributions                                80,000       150,000       230,000          96,000       150,000       246,000
Allocation of First Busey Corporation
  common stock, at fair value
    2000 - 18,000 shares                                   -             -             -               -             -             -
    1999 - 44,285 shares                           1,001,955             -     1,001,955               -             -             -
    1998 - 44,286 shares                                   -             -             -         808,220             -       808,220
                                                ------------------------------------------------------------------------------------
          TOTAL ADDITIONS                          4,903,446       323,748     5,227,194       4,635,857       638,559     5,274,416
                                                ------------------------------------------------------------------------------------

Interest expense                                      50,417             -        50,417          39,561             -        39,561
Administrative expenses                               54,000             -        54,000          75,829             -        75,829
Distributions to participants
  Cash                                                   590             -           590             878             -           878
  Stock 2000 - 39,953 shares                               -             -             -               -             -             -
  Stock 1999 - 11,369 shares                         207,484             -       207,484               -             -             -
  Stock 1998 - 17,816 shares                               -             -             -         244,970             -       244,970
Dividend distributions to participants               347,393             -       347,393         293,959             -       293,959
Allocation of First Busey Corporation
  common stock, at market value
    2000 - 18,000 shares                                   -             -             -               -             -             -
    1999 - 44,285 shares                                   -     1,001,955     1,001,955               -             -             -
    1998 - 44,286 shares                                   -             -             -               -       808,220       808,220
                                                ------------------------------------------------------------------------------------
          TOTAL DEDUCTIONS                           659,884     1,001,955     1,661,839         655,197       808,220     1,463,417
                                                ------------------------------------------------------------------------------------

          NET INCREASE (DECREASE)                  4,243,562      (678,207)    3,565,355       3,980,660      (169,661)    3,810,999

Net assets available for benefits:
  Beginning of year                               14,596,663       773,207    15,369,870      10,616,003       942,868    11,558,871
                                                ------------------------------------------------------------------------------------

  End of year                                    $18,840,225       $95,000   $18,935,225     $14,596,663      $773,207   $15,369,870
                                                 ===================================================================================

                                                                       40 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1.     PLAN DESCRIPTION AND BASIS OF PRESENTATION

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

     The bank borrowings are collateralized by the unallocated shares of stock and are guaranteed by the Company. The lender has no rights against shares once they are allocated under the ESOP. Accordingly, the financial statements of the Plan for the years 2000 and 1999 present separately the assets and liabilities and changes therein pertaining to:

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

                                                                       41 of 49

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

                                                                       42 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Plan termination:

     Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants would become 100 percent vested in their accounts. Presently, there is no intention on the part of the Company to terminate the Plan or to discontinue contributions to the Plan.


NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company may also make discretionary contributions in cash to the Plan. The Company made a discretionary contribution of $170,000, $80,000 and $96,000 for the Plan years ended December 31, 2000, 1999 and 1998, respectively.

                                                                       43 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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


NOTE 5.     INVESTMENT

The Plan's investment consists solely of First Busey Corporation common stock as follows:

                                                     December 31,
                              ---------------------------------------------------------
                                         2000                            1999
                              ---------------------------------------------------------
                               Allocated    Unallocated        Allocated    Unallocated
                              ---------------------------------------------------------

Number of shares                  809,138       102,000           831,091       120,000
                              =========================================================

Cost                           $4,412,876      $556,288        $4,532,604      $654,456
                              =========================================================

Fair value                    $16,132,189    $2,033,625       $18,803,434    $2,715,000
                              =========================================================


In November 1999, the Plan purchased 100,000 shares of First Busey Corporation common stock from an employee/stockholder. The purchase of the stock was financed from the proceeds of a note from American National Bank of Chicago.

                                                                       44 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 6.     NOTES PAYABLE

Notes payable consist of:

                                                            2000         1999
                                                         -----------------------

American National Bank of Chicago, due January 21, 2001          $-   $2,370,000
American National Bank of Chicago, due January 21, 2000           -      250,000
American National Bank of Chicago, due December 15, 200     150,000            -
American National Bank of Chicago, due December 15, 200   2,133,000            -
                                                         -----------------------

                                                         $2,283,000   $2,620,000
                                                         =======================

Shares of First Busey Corporation common stock
  secured as collateral                                     102,000      120,000
                                                         =======================


As of December 31, 2000, the above notes payable had stated interest rates of 8.29375% on the $150,000 note and 8.29375% on the $2,133,000 note with maturities of December 15, 2009 and December 15, 2006, respectively.


NOTE 7.     TAX STATUS

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

Fees paid to First Busey Trust & Investment Co., the Plan's trustee, for investment management services amounted to $30,000, $31,320 and $56,609 for each of the years in the three year period ended December 31, 2000.


NOTE 9.     FORFEITED ACCOUNTS

For the year ending December 31, 2000, forfeited non-vested accounts totaled $43,776. These accounts have been allocated to participants' accounts.

                                                                       45 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
DECEMBER 31, 2000

                                                    Number                  Current
Description                                        of Shares     Cost        Value
--------------------------------------------------------------------------------------

First Busey Corporation common stock               911,138    $4,969,164   $18,165,814
                                                              ========================

                                                                       46 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
SCHEDULE OF REPORTABLE TRANSACTIONS
Year Ended December 31, 2000

                                                                                                 Current
                                                                      Expenses                   Value of
                                                                      Incurred                   Asset on
     Identity of         Description   Purchase   Selling   Lease       with        Cost of     Transaction  Net Gain
    Party Involved        of Asset      Price      Price    Rental   Transaction     Asset         Date       or Loss
----------------------------------------------------------------------------------------------------------------------

First Busey Corporation     None





                                                                       47 of 49

FIRST BUSEY CORPORATION EMPLOYEES' STOCK OWNERSHIP PLAN
PARTY IN INTEREST TRANSACTIONS
Year Ended December 31, 2000

                                                                             Transaction
Description of Transaction                                                     Amount
----------------------------------------------------------------------------------------

Management fees paid to First Busey Trust & Investment Co.                       $30,000
                                                                             ===========





                                                                       48 of 49







                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-60402) under the Securities Act of 1933 of First Busey Corporation of our report dated June 22, 2000 on our audits of the financial statements of First Busey Corporation Employee Stock Option Plan as of December 31, 2000 and 1999, and for each of the years in the three year period ended December 31, 2000 and supporting schedules as of December 31, 2000, which is included in the Annual Report on Form 11-K for the year ended December 31, 2000.



                                         /s/ McGladrey and Pullen, LLP


Champaign, Illinois
June 28, 2001














                                                                       49 of 49