Form 10-Q
period 2001-06-30
FIRST BUSEY CORP /NV/
filed 2001-08-14
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2001            Commission File No. 0-15950


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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Class                               Outstanding at August 10, 2001
-------------------------------------------------------------------
Common Stock, without par value                  13,562,413

                                                                        1 of 24

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS


















                                                                        2 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                          June 30, 2001     December 31, 2000
                                                                          -------------     -----------------
                                                                               (Dollars in thousands)

ASSETS
Cash and due from banks                                                    $    53,398         $    58,585

Federal funds sold                                                              42,500              34,700
Securities available for sale (amortized cost 2001, $210,334;                  222,143             228,597
     2000, $218,790)

Loans                                                                          969,784             984,369
Allowance for loan losses                                                      (12,997)            (12,268)
                                                                           ------------        ------------
    Net loans                                                              $   956,787         $   972,101

Premises and equipment                                                          30,075              31,253
Goodwill and other intangibles                                                  11,540              12,255
Other assets                                                                    18,104              17,553
                                                                           ------------        ------------
        Total assets                                                       $ 1,334,547         $ 1,355,044
                                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                   $   121,920         $   134,669
    Interest bearing                                                         1,012,895           1,014,118
                                                                           ------------        ------------
    Total deposits                                                         $ 1,134,815         $ 1,148,787

Securities sold under agreements to repurchase                                  16,402              18,890
Short-term borrowings                                                            7,283              32,283
Long-term debt                                                                  43,000              52,976
Company obligated mandatorily redeemable preferred securities
of subsidiary trust holding solely subordinated debentures                      25,000                   -
Other liabilities                                                                9,448               9,783
                                                                           ------------        ------------
        Total liabilities                                                  $ 1,235,948         $ 1,262,719
                                                                           ------------        ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                      -                   -
Common stock                                                                     6,291               6,291
Surplus                                                                         21,746              22,044
Retained earnings                                                               77,846              73,215
Accumulated other comprehensive income                                           7,125               5,917
                                                                           ------------        ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                 $   113,008         $   107,467
Treasury stock, at cost                                                        (12,123)            (12,858)
Unearned ESOP shares and deferred compensation for stock grants                 (2,286)             (2,284)
                                                                           ------------        ------------
        Total stockholders' equity                                         $    98,599         $    92,325
                                                                           ------------        ------------
        Total liabilities and stockholders' equity                         $ 1,334,547         $ 1,355,044
                                                                           ============        ============

Common Shares outstanding at period end                                     13,546,813          13,451,180
                                                                           ============        ============


See notes to unaudited consolidated financial statements.



                                                                        3 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                                                2001         2000
                                                               -------      -------
                                                              (Dollars in thousands,
                                                             except per share amounts)

INTEREST INCOME:
    Interest and fees on loans                                 $40,513      $37,611
    Interest and dividends on investment securities:
        Taxable interest income                                  5,278        5,350
        Non-taxable interest income                              1,038        1,011
        Dividends                                                   59           64
    Interest on federal funds sold                                 749          295
                                                               -------      -------
        Total interest income                                  $47,637      $44,331
                                                               -------      -------
INTEREST EXPENSE:
    Deposits                                                   $23,083      $19,198
    Short-term borrowings                                        1,536        2,571
    Long-term debt                                               1,314        1,497
    Trust preferred securities                                      72            -
                                                               -------      -------
        Total interest expense                                 $26,005      $23,266
                                                               -------      -------
        Net interest income                                    $21,632      $21,065
    Provision for loan losses                                      895          985
                                                               -------      -------
        Net interest income after provision for loan losses    $20,737      $20,080
                                                               -------      -------
OTHER INCOME:
    Trust                                                      $ 2,406      $ 2,256
    Commissions and brokers fees, net                            1,164          955
    Service charges on deposit accounts                          2,907        2,508
    Other service charges and fees                                 815        1,145
    Security gains, net                                            872           25
    Gain on sales of loans                                         966          520
     Net commissions from travel services                          526          484
    Other operating income                                       1,448        1,115
                                                               -------      -------
        Total other income                                     $11,104      $ 9,008
                                                               -------      -------
OTHER EXPENSES:
    Salaries and wages                                         $ 8,641      $ 7,801
    Employee benefits                                            1,803        1,448
    Net occupancy expense of premises                            1,533        1,435
    Furniture and equipment expenses                             1,968        1,677
    Data processing                                                391          723
    Stationery, supplies and printing                              541          453
    Amortization of intangible assets                              715          796
    Other operating expenses                                     3,538        3,111
                                                               -------      -------
        Total other expenses                                   $19,130      $17,444
                                                               -------      -------
    Income before income taxes                                 $12,711      $11,644
        Income taxes                                             4,586        4,105
                                                               -------      -------
        Net income                                             $ 8,125      $ 7,539
                                                               =======      =======

BASIC EARNINGS PER SHARE                                       $  0.60      $  0.56
                                                               =======      =======
DILUTED EARNINGS PER SHARE                                     $  0.60      $  0.55
                                                               =======      =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $  0.26      $  0.24
                                                               =======      =======


See notes to unaudited consolidated financial statements.



                                                                        4 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  2001         2000
                                                                 -------      -------
                                                                (Dollars in thousands,
                                                               except per share amounts)

INTEREST INCOME:
    Interest and fees on loans                                   $19,945      $19,372
    Interest and dividends on investment securities:
        Taxable interest income                                    2,554        2,578
        Non-taxable interest income                                  520          507
        Dividends                                                     29           34
    Interest on federal funds sold                                   240           96
                                                                 -------      -------
        Total interest income                                    $23,288      $22,587
                                                                 -------      -------
INTEREST EXPENSE:
    Deposits                                                     $11,056      $ 9,738
    Short-term borrowings                                            703        1,349
    Long-term debt                                                   665          714
                                                                 -------      -------
        Total interest expense                                   $12,424      $11,801
                                                                 -------      -------
        Net interest income                                      $10,864      $10,786
Provision for loan losses                                            495          595
                                                                 -------      -------
        Net interest income after provision for loan losses      $10,369      $10,191
                                                                 -------      -------
OTHER INCOME:
    Trust                                                        $ 1,255      $ 1,161
    Commissions and brokers fees, net                                567          547
    Service charges on deposit accounts                            1,528        1,327
    Other service charges and fees                                   418          515
    Security gains, net                                              221           32
    Gains on sales of pooled loans                                   533           74
    Net commissions from travel services                             254          231
    Other operating income                                           936          729
                                                                 -------      -------
        Total other income                                       $ 5,712      $ 4,616
                                                                 -------      -------
OTHER EXPENSES:
    Salaries and wages                                           $ 4,377      $ 3,911
    Employee benefits                                                835          721
    Net occupancy expense of premises                                731          710
    Furniture and equipment expenses                                 997          860
    Data processing                                                  201          430
    Stationary, supplies and printing                                284          244
    Amortization of intangible assets                                357          413
    Other operating expenses                                       2,020        1,440
                                                                 -------      -------
        Total other expenses                                     $ 9,802      $ 8,729
                                                                 -------
        Income before income taxes                               $ 6,279      $ 6,078
Income taxes                                                       2,252        2,146
                                                                 -------      -------
NET INCOME                                                       $ 4,027      $ 3,932
                                                                 =======      =======

BASIC EARNINGS PER SHARE                                         $  0.30      $  0.29
                                                                 =======      =======
DILUTED EARNINGS PER SHARE                                       $  0.30      $  0.29
                                                                 =======      =======

DIVIDENDS DECLARED PER SHARE:
    Common Stock                                                 $  0.13      $  0.12
                                                                 =======      =======


See notes to unaudited consolidated financial statements.



                                                                        5 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                         2001          2000
                                                                                       ----------  ----------
                                                                                       (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $   8,125   $   7,539
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      2,770       2,567
        Provision for loan losses                                                            895         985
        Provision for deferred income taxes                                               (1,533)       (806)
        Amortization of investment security discounts                                       (543)       (182)
        Gain on sales of investment securities, net                                         (872)        (25)
        Proceeds from sales of pooled loans                                               98,391      20,843
        Loans originated for sale                                                       (118,109)    (17,133)
        Gain on sale of pooled loans                                                        (966)       (520)
        Gain on sale and disposition of premises and equipment                                (1)       (168)
        Change in assets and liabilities:
            (Increase) decrease in other assets                                             (723)        617
            Increase (decrease) in accrued expenses                                        1,184      (2,204)
            (Decrease) increase in interest payable                                       (1,031)        537
            Decrease in income taxes receivable                                              172           -
            Increase in income taxes payable                                                 251       2,064
                                                                                       ----------  ----------
                Net cash (used in) provided by operating activities                     ($11,990)  $  14,114
                                                                                       ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                        3,213   $  14,620
    Proceeds from maturities of securities classified available for sale                  73,762      29,144
    Purchase of securities classified available for sale                                 (67,104)    (33,338)
    (Increase) decrease in federal funds sold                                             (7,800)      8,500
    Decrease (increase) in loans                                                          35,103     (68,117)
    Proceeds from sale of premises and equipment                                               2         407
    Purchases of premises and equipment                                                     (875)     (3,838)
                                                                                       ----------  ----------
        Net cash provided by (used in) investing activities                            $  36,301    ($52,622)
                                                                                       ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in certificates of deposit                                             ($25,074)   ($66,582)
    Net increase  in demand, money market and saving deposits                             11,102      72,792
    Cash dividends paid                                                                   (3,494)     (3,236)
    Purchase of treasury stock                                                            (2,454)     (1,482)
    Proceeds from sale of treasury stock                                                   2,886         400
    Net (decrease) increase in securities sold under agreement to
       repurchase & federal funds purchased                                               (2,488)       (844)
    Proceeds from short-term borrowings                                                    2,500      16,925
    Principal payments on short-term borrowings                                          (27,500)    (15,932)
    Proceeds from issuance of long-term debt                                                   -      20,000
    Proceeds from issuance of trust preferred securities                                  25,000           -
    Principal payments on long-term borrowings                                            (9,976)    (13,920)
                                                                                       ----------  ----------
        Net cash (used in) provided by financing activities                             ($29,498)  $   8,121
                                                                                       ----------  ----------
        Net increase (decrease) in cash and cash equivalents                             ($5,187)   ($30,387)
Cash and due from banks, beginning                                                     $  58,585   $  69,722
                                                                                       ----------  ----------
Cash and due from banks, ending                                                        $  53,398   $  39,335
                                                                                       ==========  ==========


See notes to unaudited consolidated financial statements.




                                                                        6 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                 2001        2000
                                                                                -------    ---------
                                                                               (Dollars in thousands,
                                                                              except per share amounts)

Net income                                                                      $8,125    $  7,539
                                                                                -------    ---------
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding gains (losses) arising during period               $2,874      ($1,038)
          Less reclassification adjustment for gains included in net income       (872)         (25)
                                                                                -------    ---------
Other comprehensive income (loss), before tax                                   $2,002      ($1,063)
     Income tax expense related to items of other comprehensive income             794          438
                                                                                -------    ---------
     Other comprehensive income (loss), net of tax                              $1,208        ($625)
                                                                                -------    ---------
     Comprehensive income                                                       $9,333     $  6,914
                                                                                =======    =========













                                                                        7 of 24

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

NOTE 2:  LOANS
The major classifications of loans at June 30, 2001 and December 31, 2000 were as follows:


                                                June 30, 2001     December 31, 2000
                                                -------------     -----------------
                                                      (Dollars in thousands)

Commercial                                        $119,164            $124,052
Real estate construction                            80,262              75,672
Real estate - farmland                              14,800              15,411
Real estate - 1-4 family residential mortgage      389,412             404,226
Real estate - multifamily mortgage                  53,660              61,954
Real estate - non-farm nonresidential mortgage     241,620             231,230
Installment                                         50,692              50,980
Agricultural                                        20,174              20,844
                                                  --------            --------
                                                  $969,784            $984,369

Less:
    Allowance for loan losses                       12,997              12,268
                                                  --------            --------
    Net loans                                     $956,787            $972,101
                                                  ========            ========


The real estate-mortgage category includes loans held for sale with carrying values of $26,176,000 at June 30, 2001 and $5,492,000 at December 31, 2000;
these loans had fair market values of $26,346,000 and $5,568,000 respectively.

The following table sets forth the maturities of the loan portfolio:

                              1 year or less     Over 1 year     Over 5 years   Total
                                              through 5 years
                             ---------------  ----------------  -------------  --------
Commercial and agricultural  $        89,371  $         32,890  $      17,077  $139,338
Real Estate                          163,923           309,367        306,464   779,754
Installment                           10,277            39,198          1,217    50,692
                             ---------------  ----------------  -------------  --------
                             $       263,571  $        381,455  $     324,758  $969,784
                             ===============  ================  =============  ========

Fixed Rate                   $       108,119  $        255,075  $      79,380  $442,574
Floating Rate                        155,452           126,380        245,378   527,210
                             ---------------  ----------------  -------------  --------
                             $       263,571  $        381,455  $     324,758  $969,784
                             ===============  ================  =============  ========




                                                                        8 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                              Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                            ------------------------  ------------------------

                                                                2001         2000         2001         2000
                                                            -----------  -----------  -----------  -----------
Net income                                                  $ 4,027,000  $ 3,932,000  $ 8,125,000  $ 7,539,000
Shares:
    Weighted average common shares outstanding               13,500,603   13,358,126   13,435,161   13,363,559

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method          51,339      259,693      161,879      266,670
                                                            -----------  -----------  -----------  -----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation   13,551,942   13,617,819   13,597,040   13,630,229
                                                            ===========  ===========  ===========  ===========
Basic earnings per share                                    $      0.30  $      0.29  $      0.60  $      0.56
                                                            ===========  ===========  ===========  ===========
Diluted earnings per share                                  $      0.30  $      0.29  $      0.60  $      0.55
                                                            ===========  ===========  ===========  ===========


                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 2001 (unaudited) when compared with December 31, 2000 and the results of operations for the six months ended June 30, 2001 and 2000 (unaudited) and the results of operations for the three months ended June 30, 2001 and 2000 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT JUNE 30, 2001 AS COMPARED TO DECEMBER 31, 2000

Total assets decreased $20,497,000 or 1.5%, to $1,334,547,000 at June 30, 2001
from $1,355,044,000 at December 31, 2000.

Securities available for sale decreased $6,454,000, or 2.8%, to $222,143,000 at June 30, 2001 from $228,597,000 at December 31, 2000.

Loans decreased $14,585,000, or 1.5%, to $969,784,000 at June 30, 2001 from
$984,369,000 at December 31, 2000, primarily due to decreases in commercial, 1-4 family mortgages, and multifamily mortgages. These decreases were partially offset by increases in real estate construction and non-farm nonresidential mortgage loans.

Total deposits decreased $13,972,000, or 1.2%, to $1,134,815,000 at June 30,
2001 from $1,148,787,000 at December 31, 2000. Non-interest bearing deposits decreased 9.5% to $121,920,000 at June 30, 2001 from $134,669,000 at December
31, 2000. Interest-bearing deposits decreased 0.1% to $1,012,895,000 at June 30, 2001 from $1,014,118,000 at December 31, 2000.

Short-term borrowings decreased $25,000,000 to $7,283,000 at June 30, 2001 as compared to $32,283,000 at December 31, 2000. In June, 2001, the Corporation issued $25,000,000 in trust preferred securities. The proceeds were used to reduce short-term debt associated with the purchase of Busey Bank fsb in October 1999. Long-term debt decreased $9,976,000 or 18.8% to $43,000,000 at June 30,
2001, as compared to $52,976,000 at December 31, 2000.


                                                                        9 of 24

In the first six months of 2001, the Corporation repurchased 129,617 shares of its common stock at an aggregate cost of $2,454,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options.

The following table sets forth the components of non-performing assets and past due loans.


                                                                                 June 30, 2001     December 31, 2000
                                                                                 -------------     -----------------
                                                                                      (Dollars in thousands)

Non-accrual loans                                                                   $1,206              $  767
Loans 90 days past due, still accruing                                               1,447               4,667
Restructured loans                                                                       -                   -
Other real estate owned                                                                245                 230
Non-performing other assets                                                              9                  11
                                                                                    -------             -------
    Total non-performing assets                                                     $2,907              $5,675
                                                                                    =======             =======
Total non-performing assets as a percentage of total assets                           0.22%               0.42%
                                                                                    =======             =======
Total non-performing assets as a percentage of loans plus non-performing assets       0.30%               0.57%
                                                                                    =======             =======


The ratio of non-performing assets to loans plus non-performing assets decreased to 0.30% at June 30, 2001, from 0.57% at December 31, 2000. This was due to a decrease in loans 90 days past due, still accruing, offset partially by an increase in nonaccrual loans. The overall reduction in non-performing assets is the result of management's efforts to implement more vigorous underwriting standards and more aggressive collection procedures to reduce the balance of non-performing loans.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000

SUMMARY
-------

Net income for the six months ended June 30, 2001 increased 7.8% to $8,125,000 as compared to $7,539,000 for the comparable period in 2000. Year-to-date diluted earnings per share increased 9.1% to $.60 at June 30, 2001 as compared to $.55 for the same period in 2000.

Operating earnings, which exclude security gains and the related tax expense, were $7,599,000, or $.56 per share for the six months ended June 30, 2001, as compared to $7,524,000, or $.55 per share for the same period in 2000.

The Corporation's return on average assets was 1.24% for the six months ended June 30, 2001, as compared to 1.24% for the comparable period in 2000. The return on average assets from operations of 1.16% for the six months ended June 30, 2001 was 7 basis points lower than the 1.23% level achieved in the comparable period of 2000.

The Corporation's net interest margin expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.61% for the six months ended June 30, 2001, as compared to 3.83% for the same period in 2000. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.40% for the six months ended June 30,
2001, compared to 3.57% for the same period in 2000.   The decrease in the net
interest margin is due to the decline in the yield on interest-earning assets of 10 basis points combined with the increase in the cost of interest-bearing liabilities of 21 basis points. The contraction in the net interest margin results from a reduction of 275 basis points in the banking subsidiaries prime rate since December 31, 2000. The prime rate reduction followed Federal Reserve Board rate reductions. Liability costs have not moved as quickly due to contractual maturities on time deposit portfolios.


                                                                       10 of 24

During the six months ended June 30, 2001, the Corporation recognized net security gains of approximately $526,000, after income taxes, representing 6.50% of net income. During the same period in 2000, net security gains of $15,000, after income taxes, were recognized, representing 0.20% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the six months ended June 30, 2001 increased $3,281,000 or 7.3% to $48,311,000 from $45,030,000 for the comparable period in 2000. The increase in interest income resulted from an increase in average earning assets of $102,755,000 for the period ended June 30, 2001, as compared to the same period of 2000. The average yield on interest-earning assets decreased from 7.93% for the six months ended June 30, 2000 to 7.83% for the same period in 2001 due to decreases in the yields on all categories of interest-earning assets

INTEREST EXPENSE
----------------

Total interest expense increased $2,739,000 or 11.8% for the six months ended June 30, 2001 as compared to the prior year period. This increase resulted primarily from an increase of $74,002,000 in average interest-bearing liabilities combined with increases in costs of time deposits and short-term borrowings.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $895,000 for the six months ended June 30, 2001 is $90,000 less than the provision for the comparable period in 2000. The provision and the low level of net charge-offs for the period resulted in the reserve representing 1.34% of total loans and 447% of non-performing loans at June 30, 2001, as compared to the reserve representing 1.25% of total loans and 216% of non-performing loans at December 31, 2000. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, prevailing economic conditions among other factors.

Like many other financial institutions, the corporation is concerned about the continued weakening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses which may cause the Corporation's net income to decrease.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security gains, increased $1,249,000 or 13.9% for the six months ended June 30, 2001 as compared to the same period in 2000. This was a combination of increases in trust revenue, commissions and brokers fees, service charges, loan gains, and other operating income for the six months ended June 30, 2001 as compared to the same period in 2000. As of June 30, 2001, the trust company of the Corporation had $1,028,288,000 in assets under care, an increase of 6.1% from $969,188,000 at June 30, 2000.

Gains of $966,000 were recognized on the sale of $97,425,000 of pooled loans for the six months ended June 30, 2001 as compared to gains of $520,000 on the sale of $20,323,000 of pooled loans in the prior year period. The gains recognized in the six months ending June 30, 2000 include $350,000 in gains of the sale of the Corporation's credit card loan portfolio, which had balances of $4,116,000.

Management anticipates continued sales from the current mortgage loan production in order to maintain the asset/liability structure that the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.

Total other expense increased 9.7% or $1,686,000 to $19,130,000 for the six months ended June 30, 2001 as compared to $17,444,000 for the same period in 2000.


                                                                       11 of 24

Salaries and wages expense increased $840,000 or 10.8% and employee benefits expense increased $355,000 or 24.5% for the six months ended June 30, 2001, as compared to the same period last year. The Corporation had 502 full-time equivalent employees as of June 30, 2001 as compared to 500 as of June 30, 2000. Occupancy and furniture and equipment expenses increased 12.5% to $3,501,000 for the six months ended June 30, 2001 from $3,112,000 in the prior year period. In October 2000, Busey Bank fsb opened a full-service branch office in Fort Myers, Florida. The majority of the increases in occupancy, furniture and equipment can be attributed to the opening of this branch office. Data processing expense decreased $332,000 to $391,000 for the six months ended June 30, 2001 from the prior year period. This decrease is due to the savings associated with converting Busey Bank fsb's data processing to the same in-house system employed by Busey Bank. This conversion was completed in June, 2000.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.22% for the six months ended June 30, 2001 from 1.39% in the prior year period as a result of the changes in the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the six months ended June 30, 2001, was 58.8% as compared to 56.7% for the same period in 2000. When the gains on the sales of pooled loans are excluded these ratios are 60.6% and 57.7% for the six month periods ending June 30, 2001, and June 30, 2000, respectively.

Income taxes for the six months ended June 30, 2001 increased to $4,586,000 as compared to $4,105,000 for the comparable period in 2000. As a percent of income before taxes, the provision for income taxes increased to 36.1% for the six months ended June 30, 2001 from 35.3% for the same period in 2000.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001 AS COMPARED TO JUNE 30, 2000

SUMMARY
-------

Net income for the three months ended June 30, 2001 increased 2.4% to $4,027,000 as compared to $3,932,000 for the comparable period in 2000. Diluted earnings per share increased 3.4% to $.30 at June 30, 2001 as compared to $.29 for the same period in 2000.

Operating earnings, which exclude security gains and the related tax expense, were $3,894,000, or $.29 per share for the three months ended June 30, 2001, as compared to $3,913,000, or $.29 per share for the same period in 2000.

The Corporation's return on average assets was 1.29% for the three months ended June 30, 2001, as compared to 1.39% achieved for the comparable period in 2000. The return on average assets from operations for the three months ended June 30, 2001 of 1.23% was five basis points lower than the 1.28% level achieved in the comparable period of 2000.

The net interest margin expressed as a percentage of average earning assets was 3.63% for the three months ended June 30, 2001, a decrease of 29 basis points from the level achieved for the like period in 2000. The net interest margin expressed as a percentage of average total assets was 3.42% for the three months ended June 30, 2001, compared to 3.65% for the same period in 2000.

During the three months ended June 30, 2001, the Corporation recognized security gains of approximately $133,000, after income taxes, representing 3.3% of net income. During the same period in 2000, security gains of approximately $19,000, after income taxes, were recognized, representing 0.5% of net income.


                                                                       12 of 24

INTEREST INCOME
---------------

Interest income on a fully taxable equivalent basis increased $663,000, or 33.4% for the three months ended June 30, 2001 from the same period in 2000. The increase resulted primarily from growth in Federal Funds sold, average volumes of other securities and loans. The yield on interest earning assets declined 41 basis points for the three months ended June 30, 2001 as compared to the same period in 2000, due to increases in the yields on all categories of interest-earning assets.

INTEREST EXPENSE
----------------

Total interest expense increased $623,000 or 5.3% for the three months ended June 30, 2001 as compared to the prior year period. The increase is primarily due to growth in the average balances of money market and time deposits combined with an increase in the costs of time deposits.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 19.8% to $5,491,000 for the three months ended June 30, 2001 as compared to the same period in 2000. This was a combination of increased trust revenue, commissions and brokers fees, service charges, and loan gains. Gains of $533,000 were recognized on the sale of $62,019,000 of pooled loans for the three months ended June 30, 2001 as compared to gains of $74,000 on the sale of $9,386,000 of pooled loans in the prior year period.

Total other expense increased 12.3% or $1,073,000 to $9,802,000 for the three months ended June 30, 2001 as compared to the same period in 2000.

Salaries and wages expense increased $466,000 or 11.9% and employee benefits expense increased $114,000 or 15.8% for the three months ended June 30, 2001, as compared to the same period last year. Occupancy and furniture and equipment expenses increased 10.1% to $1,728,000 for the three months ended June 30, 2001 from $1,570,000 in the prior year period. The majority of the increases in salaries, benefits, occupancy, and furniture and equipment expenses can be attributed to the opening of the Busey Bankfsb's full-service branch office in Fort Myers, Florida. Data processing expense decreased $229,000 to $201,000 for the three months ended June 30, 2001 from the prior year period.

The consolidated efficiency ratio for the three months ended June 30, 2001 was 58.7% as compared to 55.4% for the prior year period. When the gains on the sales of pooled loans are excluded, this ratio is 60.7% for the three months ended June 30, 2001 compared to 55.7% for the same period in 2000. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended June 30, 2001 increased to $2,252,000 as compared to $2,146,000 for the comparable period in 2000. As a percent of income before taxes, the provision for income taxes increased to 35.9% for the three months ended June 30, 2001 from 35.3% for the same period in 2000.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations in the scope of this SFAS to be accounted for using the purchase method. SFAS No. 141 is effective for business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001, or later.


                                                                       13 of 24

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets should be accounted for at acquisition and in subsequent periods. Most significantly, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The standard also provides specific guidance for testing goodwill for impairment and requires additional disclosures about goodwill and intangible assets.

The standard is effective for fiscal years beginning after December 15, 2001. The standard is required to be applied to the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and other intangible assets with indefinite lives that arise due to the initial application of this standard are to be reported as resulting from a change in accounting principle.

At this time First Busey Corporation has not yet determined what effect the adoption of SFAS No. 141 and 142 will have on the consolidated financial statements.

REPORTABLE SEGMENTS AND RELATED INFORMATION
-------------------------------------------
First Busey Corporation has three reportable segments, Busey Bank, Busey Bank fsb, and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank fsb provides a full range of banking services to individual and corporate customers in Bloomington-Normal, Illinois, and the surrounding communities, and through its branch in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois and Florida.
The Corporation's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.





                                                                       14 of 24

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



                                                          June 30, 2001
                 --------------------------------------------------------------------------------------------------
                                              First Busey
                               Busey Bank,      Trust &                                               Consolidated
                  Busey Bank      fsb        Investment Co.   All Other     Totals     Eliminations      Totals
                  -----------  ------------  ---------------  ----------  ----------  --------------  -------------
Interest income   $    36,229  $     11,288  $            92  $      143  $   47,752  $        (115)  $      47,637
Interest expense       18,213         6,722                -       1,133      26,068  $         (63)         26,005
Other income            6,616         1,206            2,431      10,804      21,057  $      (9,953)         11,104
Net income              7,143           948              769       8,381      17,241  $      (9,116)          8,125
Total assets        1,030,811       300,300            3,614     163,568   1,498,293  $    (163,746)      1,334,547


                                                          June 30, 2000
                 --------------------------------------------------------------------------------------------------
                                              First Busey
                               Busey Bank,      Trust &                                               Consolidated
                  Busey Bank      fsb        Investment Co.   All Other     Totals     Eliminations      Totals
                  -----------  ------------  ---------------  ----------  ----------  --------------  -------------
Interest income   $    37,593  $      6,614  $            86  $       68  $   44,361  $         (30)  $      44,331
Interest expense       18,540         3,405                -       1,250      23,195  $          71          23,266
Other income            4,965           292            2,274      11,437      18,968  $      (9,960)          9,008
Net income              7,122           534              769       8,428      16,853  $      (9,314)          7,539
Total assets          985,164       265,741            3,459     156,096   1,410,460  $    (147,900)      1,262,560



LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank of Chicago. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $5,000,000 available as of June 30, 2001.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 13.2% at June 30, 2001 from
17.3% at December 31, 2000.   This is the ratio of total large liabilities to
total liabilities, and is low in comparison to the Corporation's peers. This change was due largely to a $27,708,000 decrease in time deposits over $100,000 and a $27,488,000 decrease in short-term borrowings and securities sold under agreements to repurchase. Proceeds of $25,000,000 from the issuance of trust preferred securities were used to reduce short-term debt associated with the purchase of Busey Bank fsb in October, 1999.

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 2001, the Corporation earned $8,125,000 and paid dividends of $3,494,000 to stockholders, resulting in a retention of current earnings of $4,631,000. The Corporation's dividend payout for the six months ended June 30, 2001 was 43.0%. The Corporation's risk-based capital ratio was 13.28% and the leverage ratio was 6.19% as of June 30, 2001, as compared to 9.43% and 5.71% respectively as of December 31, 2000. The Corporation and its bank subsidiaries were above all minimum required capital ratios as of June 30, 2001.


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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 2001.


                                                                Rate Sensitive Within
                                     --------------------------------------------------------------------------
                                         1-30        31-90       91-180       181 Days -    Over
                                        Days         Days         Days         1 Year      1 Year      Total
                                     --------------------------------------------------------------------------
                                                                (Dollars in thousands)

Interest-bearing deposits            $    9,510   $        -   $        -   $         -   $      -   $    9,510
Federal funds sold                       42,500            -            -             -          -       42,500
Investment securities
    U.S. Governments                      7,007       11,070       29,726        23,410     83,763      154,976
    Obligations of states and
        political subdivisions              112            -        3,427         2,084     38,295       43,918
    Other securities                     10,326            -           50           682     12,191       23,249
Loans (net of unearned int.)            315,219       81,476       99,850       112,828    360,411      969,784
                                     -----------  -----------  -----------  ------------  ---------  ----------
    Total rate-sensitive assets      $  384,674   $   92,546   $  133,053   $   139,004   $494,660   $1,243,937
                                     -----------  -----------  -----------  ------------  ---------  ----------

Interest bearing transaction
    deposits                         $   51,591   $        -   $        -   $         -   $      -   $   51,591
Savings deposits                         90,509            -            -             -          -       90,509
Money market deposits                   350,001            -            -             -          -      350,001
Time deposits                            92,395       86,330       92,441       140,035    109,593      520,794
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements            16,402            -            -             -          -       16,402
    Other                                     -            -            -         7,283          -        7,283
Long-term debt                            5,000        2,000        6,000         8,000     47,000       68,000
                                     -----------  -----------  -----------  ------------  ---------  ----------
    Total rate-sensitive
        liabilities                  $  605,898   $   88,330   $   98,441   $   155,318   $156,593   $1,104,580
                                     -----------  -----------  -----------  ------------  ---------  ----------
    Rate-sensitive assets less
        rate-sensitive liabilities    ($221,224)  $    4,216   $   34,612      ($16,314)  $338,067
                                     -----------  -----------  -----------  ------------  ---------

    Cumulative Gap                    ($221,224)   ($217,008)   ($182,396)    ($198,710)  $139,357
                                     ===========  ===========  ===========  ============  =========
    Cumulative amounts as a
       percentage of total
        rate-sensitive assets            -17.78%      -17.45%      -14.66%       -15.97%     11.20%
                                     ===========  ===========  ===========  ============  =========
    Cumulative ratio                       0.63         0.69         0.77          0.79       1.13
                                     ===========  ===========  ===========  ============  =========



The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $221.2 million in the 1-30 day and a positive rate-sensitive gap of $4.2 million in the 31-90 day and $34.6 million in the 91-180 day repricing categories. The gap becomes slightly more liability sensitive in the 181-days to 1-year repricing period as rate-sensitive liabilities that reprice in those time periods are greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods. The composition of the gap structure at June 30, 2001 will benefit the Corporation more if interest rates fall during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 1 year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.


                                                                       16 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                            2001                             2000
                                              ------------------------------  ------------------------------

                                              Average      Income/   Yield/   Average      Income/   Yield/
                                              Balance      Expense   Rate     Balance      Expense   Rate
                                              ------------------------------  ------------------------------
                                                                 (Dollars in thousands)
ASSETS
    Federal funds sold                        $   28,339   $    749    5.33%  $   10,932   $    295    5.43%
    Investment securities
        U.S. Government obligations              159,023      4,543    5.76%     170,171      4,886    5.77%
        Obligations of states and political
            subdivisions (1)                      43,741      1,597    7.36%      40,510      1,555    7.72%
        Other securities                          37,017        794    4.33%      20,596        528    5.16%
    Loans (net of unearned interest) (1) (2)     976,506     40,628    8.39%     899,662     37,766    8.44%
                                              -----------  --------           -----------  --------
    Total interest earning assets             $1,244,626   $ 48,311    7.83%  $1,141,871   $ 45,030    7.93%
                                                           ========                        ========

    Cash and due from banks                       31,422                          32,898
    Premises and equipment                        30,728                          29,883
    Reserve for possible loan losses             (12,545)                        (10,655)
    Other assets                                  28,344                          32,593
                                              -----------                     -----------

Total Assets                                  $1,322,575                      $1,226,590
                                              ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits     $   37,576   $    477    2.56%  $   23,203   $    315    2.73%
    Savings deposits                              89,086      1,225    2.77%      95,819      1,436    3.01%
    Money market deposits                        338,982      5,347    3.18%     319,608      5,199    3.27%
    Time deposits                                542,634     16,034    5.96%     461,014     12,248    5.34%
    Short-term borrowings:
        Federal funds purchased and
         repurchase agreements                    16,367        492    6.06%      28,030        823    5.90%
        Other                                     27,840      1,044    7.56%      48,915      1,748    7.19%
    Long-term debt                                51,433      1,386    5.43%      53,327      1,497    5.65%
                                              -----------  --------           -----------  --------
    Total interest-bearing liabilities        $1,103,918   $ 26,005    4.75%  $1,029,916   $ 23,266    4.54%
                                                           ========                        ========

    Net interest spread                                                3.08%                           3.39%
                                                                     =======                         =======

    Demand deposits                              113,240                         105,807
    Other liabilities                             10,155                           8,847
    Stockholders' equity                          95,262                          82,020

Total Liabilities and Stockholders' Equity    $1,322,575                      $1,226,590
                                              ===========                     ===========

Interest income / earning assets (1)          $1,244,626   $ 48,311    7.83%  $1,141,871   $ 45,030    7.93%
Interest expense / earning assets             $1,244,626   $ 26,005    4.22%  $1,141,871   $ 23,266    4.10%
                                                           --------  -------               --------  -------

Net interest margin (1)                                    $ 22,306    3.61%               $ 21,764    3.83%
                                                           ========  =======               ========  =======

    (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.
    (2)  Non-accrual loans have been included in average loans, net of unearned interest.


                                                                       17 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                          Change due to (1)

                                                 Average    Average       Total
                                                 Volume     Yield/Rate    Change
                                                 ---------  ------------  --------
                                                      (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                           $    459           ($5)  $   454
    Investment securities:
        U.S. Government obligations                  (332)          (11)     (343)
        Obligations of states and political
            subdivisions (2)                          100           (58)       42
        Other securities                              333           (67)      266
    Loans (2)                                       3,083          (221)    2,862
                                                 ---------  ------------  --------

Change in interest income (2)                    $  3,643         ($362)  $ 3,281
                                                 ---------  ------------  --------




Increase (decrease) in interest expense:
    Interest-bearing transaction deposits        $    180          ($18)  $   162
    Savings deposits                                  (99)         (112)     (211)
    Money market deposits                             272          (124)      148
    Time deposits                                   2,293         1,493     3,786
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                               (354)           23      (331)
        Other                                        (801)           97      (704)
    Long-term debt                                    (54)          (57)     (111)
                                                 ---------  ------------  --------

Change in interest expense                       $  1,437   $     1,302   $ 2,739
                                                 ---------  ------------  --------

Increase in net interest income (2)              $  2,206       ($1,664)  $   542
                                                 =========  ============  ========


 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.


                                                                       18 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 2001 AND 2000


                                                            2001                          2000
                                              ------------------------------  ------------------------------
                                              Average      Income/   Yield/   Average      Income/   Yield/
                                              Balance      Expense   Rate     Balance      Expense   Rate
                                              ------------------------------  ------------------------------
                                                                 (Dollars in thousands)
ASSETS
    Federal funds sold                        $   21,818   $    240    4.41%  $    7,318   $     96    5.28%
    Investment securities
        U.S. Government obligations              155,875      2,205    5.67%     162,966      2,327    5.74%
        Obligations of states and political
            subdivisions (1)                      44,028        800    7.29%      40,503        780    7.75%
        Other securities                          38,107        378    3.98%      19,887        286    5.78%
    Loans (net of unearned interest) (1) (2)     978,028     20,002    8.20%     913,762     19,473    8.57%
                                              -----------  --------           -----------  --------
    Total interest earning assets             $1,237,856   $ 23,625    7.66%  $1,144,436   $ 22,962    8.07%
                                                           ========                        ========

    Cash and due from banks                       30,174                          32,143
    Premises and equipment                        30,449                          30,246
    Reserve for possible loan losses             (12,694)                        (10,799)
    Other assets                                  28,355                          32,561
                                              -----------                     -----------

Total Assets                                  $1,314,140                      $1,228,587
                                              ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits     $   36,915   $    203    2.21%  $   26,053   $    177    2.73%
    Savings deposits                              90,213        577    2.57%      93,773        704    3.02%
    Money market deposits                        342,150      2,518    2.95%     313,384      2,608    3.35%
    Time deposits                                532,056      7,758    5.85%     461,297      6,249    5.45%
    Short-term borrowings:
        Federal funds purchased and
        repurchase agreements                     16,757        232    5.55%      30,981        467    6.06%
        Other                                     24,883        471    7.59%      50,164        882    7.07%
    Long-term debt                                49,248        665    5.42%      52,952        714    5.43%
                                              -----------  --------           -----------  --------
    Total interest-bearing liabilities        $1,092,222   $ 12,424    4.56%  $1,028,604   $ 11,801    4.61%
                                                           ========                        ========

    Net interest spread                                                3.10%                           3.46%
                                                                     =======                         =======

    Demand deposits                              115,491                         107,808
    Other liabilities                              9,793                           9,438
    Stockholders' equity                          96,634                          82,737

Total Liabilities and Stockholders' Equity    $1,314,140                      $1,228,587
                                              ===========                     ===========

Interest income / earning assets (1)          $1,237,856   $ 23,625    7.66%  $1,144,436   $ 22,962    8.07%
Interest expense / earning assets             $1,237,856   $ 12,424    4.03%  $1,144,436   $ 11,801    4.15%
                                                           --------  -------               --------  -------

Net interest margin (1)                                    $ 11,201    3.63%               $ 11,161    3.92%
                                                           ========  =======               ========  =======


(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.
(2)     Non-accrual loans have been included in average loans, net of unearned interest.


                                                                       19 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 2001 AND 2000



                                                       Change due to (1)

                                                 Average    Average      Total
                                                 Volume     Yield/Rate   Change
                                                 ---------  -----------  --------
                                                    (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                           $    157         ($13)  $   144
    Investment securities:
        U.S. Government obligations                   (96)         (26)     (122)
        Obligations of states and political
            subdivisions (2)                           62          (42)       20
        Other securities                              140          (48)       92
    Loans (2)                                       1,359         (830)      529
                                                 ---------  -----------  --------

Change in interest income (2)                    $  1,622        ($959)  $   663
                                                 ---------  -----------  --------


Increase (decrease) in interest expense:
    Interest-bearing transaction deposits        $     49         ($23)  $    26
    Savings deposits                                  (26)        (101)     (127)
    Money market deposits                             314         (404)      (90)
    Time deposits                                   1,022          487     1,509
    Short-term borrowings:
        Federal funds purchased and repurchase
            Agreements                               (199)         (36)     (235)
        Other                                        (483)          72      (411)
    Long-term debt                                    (48)          (1)      (49)
                                                 ---------  -----------  --------

Change in interest expense                       $    629          ($6)  $   623
                                                 ---------  -----------  --------

Increase in net interest income (2)              $    993        ($953)  $    40
                                                 =========  ===========  ========


 (1)  Changes due to both rate and volume have been allocated proportionally.
 (2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.



FORWARD LOOKING STATEMENTS
--------------------------

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


                                                                       20 of 24

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

The Corporation's subsidiary banks, Busey Bank and Busey Bankfsb, have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of June 30, 2001, is as follows:


                                                           Basis Point Changes
                                                           -------------------

                                                        -200     -100     +100     +200
                                                     -------  -------  -------  -------
Percentage change in net interest income due to an
immediate change in interest over a one-year period  (1.23%)  (0.59%)  (0.20%)  (0.50%)






                                                                       21 of 24

                           PART II - OTHER INFORMATION

ITEM 1:     Legal Proceedings
            Not Applicable

ITEM 2:     Changes in Securities and Use of Proceeds
            Not Applicable

ITEM 3:     Defaults Upon Senior Securities
            Not Applicable

ITEM 4:     Submission of Matters to a Vote of Security Holders
            Not Applicable

ITEM 5:     Other Information
            Not Applicable

ITEM 6:     Exhibits and Reports on Form 8-K
            (a.)     EXHIBITS
                     Not Applicable

            (b.)     REPORTS ON FORM 8-K

                     On April 17, 2001, the Corporation filed a report on Form 8-K (Item5) dated April 16, 2001, relating to Vision 2010, First Busey Corporation's strategic plan, which was presented at the Corporation's annual shareholder meeting held April 16, 2001.


                                                                       23 of 24

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


          By:     //Barbara J. Jones//
                  --------------------

               Barbara J. Jones
               Chief Financial Officer
               (Principal financial and accounting officer)



Date:     August 14, 2001







                                                                       24 of 24