Form 10-Q
period 2001-09-30
FIRST BUSEY CORP /NV/
filed 2001-11-14
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2001            Commission File No. 0-15950


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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.


Class                                 Outstanding at October 31, 2001
---------------------------------------------------------------------
Common Stock, without par value                 13,673,452


                                                                        1 of 24

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS























                                                                        2 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                               September 30, 2001    December 31, 2000
                                                                              -----------------------------------------
                                                                                       (Dollars in thousands)

ASSETS
Cash and due from banks                                                       $            52,543   $           58,585

Federal funds sold                                                                         45,800               34,700

Securities available for sale (amort. cost 2001 $227,041; 2000 $218,790)                  241,450              228,597

Loans                                                                                     935,679              984,369
Allowance for loan losses                                                                 (12,977)             (12,268)
                                                                              --------------------  -------------------
    Net loans                                                                             922,702              972,101

Premises and equipment                                                                     30,090               31,253
Goodwill and other intangibles                                                             10,999               12,255
Other assets                                                                               22,372               17,553
                                                                              --------------------  -------------------
        Total assets                                                          $         1,325,956   $        1,355,044
                                                                              ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                      $           135,829   $          134,669
    Interest bearing                                                                      988,366            1,014,118
                                                                              --------------------  -------------------
    Total deposits                                                            $         1,124,195   $        1,148,787

Securities sold under agreements to repurchase                                             13,199               18,890
Short-term borrowings                                                                       5,283               32,283
Long-term debt                                                                             45,000               52,976
Company obligated mandatorily redeemable preferred securities of subsidiary
        trust holding solely subordinated debentures                                       25,000                    -
Other liabilities                                                                           9,220                9,783
                                                                              --------------------  -------------------
        Total liabilities                                                     $         1,221,897   $        1,262,719
                                                                              --------------------  -------------------

STOCKHOLDERS' EQUITY

Preferred stock                                                               $                 -   $                -
Common stock                                                                                6,291                6,291
Surplus                                                                                    21,447               22,044
Retained earnings                                                                          79,959               73,215
Accumulated other comprehensive income                                                      8,693                5,917
                                                                              --------------------  -------------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                    $           116,390   $          107,467
Treasury stock, at cost                                                                   (10,046)             (12,858)
Unearned ESOP shares and deferred compensation for stock grants                            (2,285)              (2,284)
                                                                              --------------------  -------------------
        Total stockholders' equity                                            $           104,059   $           92,325
                                                                              --------------------  -------------------
        Total liabilities and stockholders' equity                            $         1,325,956   $        1,355,044
                                                                              ====================  ===================

Common Shares outstanding at period end                                                13,660,296           13,451,180
                                                                              ====================  ===================

See accompanying notes to unaudited consolidated financial statements.


                                                                        3 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                           2001          2000
                                                                         --------      --------
                                                                         (Dollars in thousands,
                                                                         except per share amounts)

INTEREST INCOME:
    Interest and fees on loans                                           $59,214       $58,525
    Interest and dividends on investment securities:
        Taxable interest income                                            7,746         7,898
        Non-taxable interest income                                        1,554         1,522
        Dividends                                                             86            95
    Interest on federal funds sold                                         1,028           317
                                                                         --------      --------
        Total interest income                                            $69,628       $68,357
                                                                         --------      --------

INTEREST EXPENSE:
    Deposits                                                             $32,819       $30,008
    Short-term borrowings                                                  1,865         4,186
    Long-term debt                                                         1,913         2,183
    Company obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely subordinated debentures                  647             -
                                                                         --------      --------
        Total interest expense                                           $37,244       $36,377
                                                                         --------      --------
        Net interest income                                              $32,384       $31,980
Provision for loan losses                                                  1,145         1,675
                                                                         --------      --------
        Net interest income after provision for loan losses              $31,239       $30,305
                                                                         --------      --------

OTHER INCOME:
    Trust                                                                $ 3,486       $ 3,249
    Commissions and brokers' fees, net                                     1,670         1,408
    Service charges on deposit accounts                                    4,429         3,886
    Other service charges and fees                                         1,214         1,570
    Security gains, net                                                    1,076           347
    Net commissions from travel services                                     707           700
    Gain on sales of pooled loans                                          1,634           827
    Other operating income                                                 2,378         1,359
                                                                         --------      --------
        Total other income                                               $16,594       $13,346
                                                                         --------      --------

OTHER EXPENSES:
    Salaries and wages                                                   $13,131       $11,908
    Employee benefits                                                      2,609         2,174
    Net occupancy expense of premises                                      2,293         2,214
    Furniture and equipment expenses                                       2,914         2,561
    Data processing                                                          587           955
    Stationery, supplies and printing                                        790           750
    Amortization of intangible assets                                      1,256         1,165
    Other operating expenses                                               5,345         4,772
                                                                         --------      --------
        Total other expenses                                             $28,925       $26,499
                                                                         --------      --------
    Income before income taxes                                           $18,908       $17,152
        Income taxes                                                       6,922         6,080
                                                                         --------      --------
        NET INCOME                                                       $11,986       $11,072
                                                                         ========      ========

BASIC EARNINGS PER SHARE                                                 $  0.89       $  0.83
                                                                         ========      ========
DILUTED EARNINGS PER SHARE                                               $  0.88       $  0.81
                                                                         ========      ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                             $  0.39       $  0.36
                                                                         ========      ========

See accompanying notes to unaudited consolidated financial statements.


                                                                        4 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



                                                                           2001          2000
                                                                         --------      --------
                                                                         (Dollars in thousands,
                                                                         except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                           $18,701       $20,914
    Interest and dividends on investment securities:
        Taxable interest income                                            2,468         2,548
        Non-taxable interest income                                          516           511
        Dividends                                                             27            31
    Interest on federal funds sold                                           279            22
                                                                         --------      --------
        Total interest income                                            $21,991       $24,026
                                                                         --------      --------

INTEREST EXPENSE:
    Deposits                                                             $ 9,736       $10,810
    Short-term borrowings                                                    329         1,615
    Long-term debt                                                           599           686
    Company obligated mandatorily redeemable preferred securities of
    subsidiary trust holding solely subordinated debentures                  575             -
                                                                         --------      --------
        Total interest expense                                           $11,239       $13,111
                                                                         --------      --------
        Net interest income                                              $10,752       $10,915
Provision for loan losses                                                    250           690
                                                                         --------      --------
        Net interest income after provision for loan losses              $10,502       $10,225
                                                                         --------      --------

OTHER INCOME:
    Trust                                                                $ 1,080       $   993
    Commissions and brokers' fees, net                                       506           453
    Service charges on deposit accounts                                    1,522         1,378
    Other service charges and fees                                           399           425
    Security gains, net                                                      204           322
    Net commissions from travel services                                     181           216
    Gain on sales of pooled loans                                            668           307
    Other operating income                                                   930           244
                                                                         --------      --------
        Total other income                                               $ 5,490       $ 4,338
                                                                         --------      --------

OTHER EXPENSES:
    Salaries and wages                                                   $ 4,490       $ 4,107
    Employee benefits                                                        806           726
    Net occupancy expense of premises                                        760           779
    Furniture and equipment expenses                                         946           884
    Data processing                                                          196           232
    Stationery, supplies and printing                                        249           297
    Amortization of intangible assets                                        541           369
    Other operating expenses                                               1,807         1,661
                                                                         --------      --------
        Total other expenses                                             $ 9,795       $ 9,055
                                                                         --------      --------
    Income before income taxes                                           $ 6,197       $ 5,508
        Income taxes                                                       2,336         1,975
                                                                         --------      --------
        NET INCOME                                                       $ 3,861       $ 3,533
                                                                         ========      ========

BASIC EARNINGS PER SHARE                                                 $  0.29       $  0.27
                                                                         ========      ========

DILUTED EARNINGS PER SHARE                                               $  0.28       $  0.26
                                                                         ========      ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                             $  0.13       $  0.12
                                                                         ========      ========

See accompanying notes to unaudited consolidated financial statements.


                                                                        5 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                    2001        2000
                                                                                                 ----------  ----------
                                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                                   $  11,986   $  11,072
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                                4,301       3,906
        Provision for loan losses                                                                    1,145       1,675
        Decrease in deferred income taxes                                                           (1,467)       (513)
        Amortization of investment security discounts                                                 (660)       (245)
        Gain on sales of investment securities, net                                                 (1,076)       (347)
        Proceeds from sales of pooled loans                                                        176,578      40,834
        Loans originated for sale                                                                 (179,117)    (39,972)
        Gain on sale of pooled loans                                                                (1,634)       (827)
        (Gain) loss on sales and dispositions of premises and equipment                                 (6)          1
        Change in assets and liabilities:
           Increase in other assets                                                                 (4,991)     (2,105)
           Increase (decrease) in accrued expenses                                                     694      (1,564)
           (Decrease) increase in interest payable                                                  (1,729)        744
           Decrease in income taxes receivable                                                         172           -
           Increase in income taxes payable                                                            113       2,680
                                                                                                 ----------  ----------
                Net cash provided by operating activities                                        $   4,309   $  15,339
                                                                                                 ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                              $   4,507   $  16,245
    Proceeds from maturities of securities classified available for sale                            91,962      29,268
    Purchase of securities classified available for sale                                          (102,984)    (35,433)
    Increase in federal funds sold                                                                 (11,100)     (1,600)
    Decrease (increase) in loans                                                                    52,427    (100,745)
    Purchases of premises and equipment                                                             (1,879)     (5,828)
    Proceeds from sales of premises and equipment                                                        7         576
                                                                                                 ----------  ----------
                Net cash provided by (used in) investing activities                              $  32,940    ($97,517)
                                                                                                 ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in certificates of deposit                                             (73,275)     45,773
    Net increase in demand, money market and saving deposits                                        48,683      33,900
    Cash dividends paid                                                                             (5,242)     (4,808)
    Purchase of treasury stock                                                                      (2,535)     (1,881)
    Proceeds from sale of treasury stock                                                             4,745         400
    Proceeds from short-term borrowings                                                              3,500      55,925
    Principal payments on short-term borrowings                                                    (30,500)    (65,932)
    Proceeds from long-term borrowings                                                               2,000      18,000
    Principal payments on long-term borrowings                                                      (9,976)    (18,898)
    Proceeds from issuance of trust preferred securities                                            25,000           -
    Net decrease in securities sold under agreement to repurchase
        and federal funds purchased                                                                 (5,691)       (628)
                                                                                                 ----------  ----------
                Net cash (used in) provided by financing activities                               ($43,291)  $  61,851
                                                                                                 ----------  ----------

                Net decrease in cash and due from banks                                            ($6,042)   ($20,327)

Cash and due from banks, beginning                                                               $  58,585      69,722
                                                                                                 ----------  ----------

Cash and due from banks, ending                                                                  $  52,543   $  49,395
                                                                                                 ==========  ==========

See accompanying notes to unaudited consolidated financial statements.


                                                                        6 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                             2001          2000
                                                                           -------       -------
                                                                           (Dollars in thousands,
                                                                           except per share amounts)

Net Income                                                                 $11,986       $11,072
                                                                           -------       -------
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period                       $ 5,678       $ 2,141
      Less reclassification adjustment for gains included in net income      1,076           347
                                                                           -------       -------
Other comprehensive income, before tax                                     $ 4,602       $ 1,794
   Income tax expense related to items of other comprehensive income         1,826           710
                                                                           -------       -------
   Other comprehensive income, net of tax                                  $ 2,776       $ 1,084
                                                                           -------       -------
   Comprehensive income                                                    $14,762       $12,156
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

NOTE 2:  LOANS

The major classifications of loans at September 30, 2001 and December 31, 2000 were as follows:

                                                 September 30, 2001    December 31, 2000
                                                -----------------------------------------
                                                         (Dollars in thousands)
Commercial                                      $           115,900   $          124,052
Real estate construction                                     75,511               75,672
Real estate - farmland                                       14,664               15,411
Real estate - 1-4 family residential mortgage               365,320              404,226
Real estate - multifamily mortgage                           52,657               61,954
Real estate - non-farm nonresidential mortgage              237,821              231,230
Installment                                                  52,913               50,980
Agricultural                                                 20,893               20,844
                                                -----------------------------------------
                                                $           935,679   $          984,369
Less:
    Allowance for loan losses                               (12,977)             (12,268)
                                                -----------------------------------------
    Net loans                                   $           922,702   $          972,101
                                                =========================================





                                                                        7 of 24

The real estate-mortgage category includes loans held for sale with carrying values of $9,665,000 at
September 30, 2001 and $5,492,000 at December 31, 2000; these loans had fair market values of $9,793,000 and $5,568,000 respectively.

The following table sets forth the maturities of the loan portfolio.

                             1 year or less    1 year - 5 years    Over 5 years        Total
                             --------------    ----------------    ------------     ------------
Commerical & Agricultural            87,761              31,331          17,701          136,793
Real Estate                         129,756             311,967         304,250          745,973
Installment                          10,126              39,890           2,897           52,913
                             --------------    ----------------    ------------     ------------
Total                               227,643             383,188         324,848          935,679
                             ==============    ================    ============     ============

Fixed                                86,131             254,070          81,785          421,986
Variable                            141,512             129,118         243,063          513,693
                             --------------    ----------------    ------------     ------------
Total                               227,643             383,188         324,848          935,679
                             ==============    ================    ============     ============



NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:


                                                              Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                               2001         2000         2001         2000
                                                           -----------  -----------  -----------  -----------
Net income                                                 $ 3,861,000  $ 3,533,000  $11,986,000  $11,072,000
Shares:
    Weighted average common shares outstanding              13,495,521   13,350,088   13,455,502   13,359,036

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method        125,317      216,975      149,558      249,984
                                                           -----------  -----------  -----------  -----------
    Weighted average common shares outstanding,
        as adjusted                                         13,620,838   13,567,063   13,605,060   13,609,020
                                                           ===========  ===========  ===========  ===========

Basic earnings per share                                   $      0.29  $      0.27  $      0.89  $      0.83
                                                           -----------  -----------  -----------  -----------
Diluted earnings per share                                 $      0.28  $      0.26  $      0.88  $      0.81
                                                           -----------  -----------  -----------  -----------



NOTE 4:  TRUST PREFERRED SECURITIES

 On June 18, 2001, First Busey Corporation ("Corporation") issued $25 million of
   Trust Preferred Securities ("Securities") through First Busey Capital Trust I
     ("Trust"), a statutory business trust and wholly owned subsidiary of the Corporation. The Securities pay cumulative cash distributions quarterly at an annual rate of 9.00%.  Proceeds from the sale of the Securities were invested by the Trust in 9.00% Junior Subordinated Deferrable Interest Debentures issued by the Corporation which represents all of the assets of the Trust. The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the
      Junior Subordinated Debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption.  Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The Corporation fully and unconditionally guarantees the Securities through the combined operation of the debentures and related documents. The Corporation's obligations under the guarantee are unsecured and subordinate to all of the Corporation's senior and subordinated indebtedness.



                                                                        8 of 24

                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 2001 (unaudited) when compared with December 31, 2000 and the results of operations for the nine months ended September 30, 2001 and 2000 (unaudited) and the results of operations for the three months ended September 30, 2001 and 2000 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AS COMPARED TO DECEMBER 31, 2000

Total assets decreased $29,088,000, or 2.1%, to $1,325,956,000 at September 30, 2001 from $1,355,044,000 at December 31, 2000.

Securities available for sale increased $12,853,000, or 5.6%, to $241,450,000 at September 30, 2001 from $228,597,000 at December 31, 2000.

Loans decreased $48,690,000 or 4.9%, to $935,679,000 at September 30, 2001 from
$984,369,000 at December 31, 2000, primarily due to decreases in commercial, 1-4 family residential mortgage, and multifamily mortgage loans. These decreases were partially offset by increases in non-farm nonresidential real estate and installment loans.

Total deposits decreased $24,592,000, or 2.1%, to $1,124,195,000 at September 30, 2001 from $1,148,787,000 at December 31, 2000. Non-interest bearing deposits increased $1,160,000 to $135,829,000 at September 30, 2001 from $134,669,000 at December 31, 2000. Interest-bearing deposits decreased $25,752,000 to $988,366,000 at September 30, 2001 from $1,014,118,000 at
December 31, 2000. Short-term borrowings decreased $27,000,000 to $5,283,000 at September 30, 2001, as compared to $32,283,000 at December 31, 2000. In June, 2001, the Corporation issued $25,000,000 in trust preferred securities. The proceeds were used to reduce short-term debt associated with the purchase of Busey Bankfsb in October, 1999. Long-term debt decreased $7,976,000 to $45,000,000 at September 30, 2001, as compared to $52,976,000 at December 31, 2000.

In the first nine months of 2001, the Corporation repurchased 133,734 shares of its common stock at an aggregate cost of $2,535,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options.

The following table sets forth the components of non-performing assets and past due loans.


                                                                                 September 30, 2001    December 31, 2000
                                                                                 --------------------  -------------------
                                                                                         (Dollars in thousands)
Non-accrual loans                                                                $               930   $              767
Loans 90 days past due, still accruing                                                         1,543                4,667
Restructured loans                                                                                 -                    -
Other real estate owned                                                                           30                  230
Non-performing other assets                                                                        1                   11
                                                                                 --------------------  -------------------
    Total non-performing assets                                                  $             2,504   $            5,675
                                                                                 ====================  ===================
Total non-performing assets as a percentage of total assets                                     0.19%                0.42%
                                                                                 ====================  ===================
Total non-performing assets as a percentage of loans plus non-
performing assets                                                                               0.27%                0.57%
                                                                                 ====================  ===================


The ratio of non-performing assets to loans plus non-performing assets decreased to 0.27% at September 30, 2001 from 0.57% at December 31, 2000. This was due primarily to a decrease in the balance of loans 90 days past due and still accruing, partially offset by an increase in non-accrual loans. The overall reduction in non-performing assets is the result of management's efforts to implement more vigorous underwriting standards and more aggressive collection procedures to reduce the balance of non-performing loans.


                                                                        9 of 24

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000

SUMMARY
-------

Net income for the nine months ended September 30, 2001 increased 8.3% to $11,986,000 as compared to $11,072,000 for the comparable period in 2000. Diluted earnings per share increased 8.6% to $.88 at September 30, 2001 as compared to $.81 for the same period in 2000.

Operating earnings, which exclude security gains and the related tax expense, were $11,337,000, or $.83 per share for the nine months ended September 30, 2001, as compared to $10,863,000, or $.80 per share for the same period in 2000.

The Corporation's return on average assets was 1.22% for the nine months ended September 30, 2001, as compared to 1.19% for the comparable period in 2000. The return on average assets from operations of 1.15% for the nine months ended September 30, 2001 was 2 basis points lower than the 1.17% level achieved in the comparable period of 2000.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.61% for the nine months ended September 30, 2001, or 20 basis points lower than the 3.81% for the same period in 2000. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.39% for the nine months ended September 30, 2001, or 16 basis points lower than the to 3.55% for the same period in 2000. As interest rates have declined, the yield on interest-earning assets has decreased by greater degree than the cost of interest-bearing liabilities.

During the nine months ended September 30, 2001, the Corporation recognized security gains of approximately $649,000, after income taxes, representing 5.4% of net income. During the same period in 2000, security gains of $209,000, after income taxes, were recognized, representing 1.9% of net income.

INTEREST INCOME
---------------

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2001 increased 1.9% to $70,636,000 from $69,337,000 for the comparable period in 2000. The increase in interest income resulted primarily from an increase in average earning assets of $81,489,000 for the period ended September 30, 2001, as compared to the same period of 2000. The growth in average interest-earning assets was offset by the decline in yields earned on all categories of interest-earning assets. The average yield on interest-earning assets for the period ended September 30, 2001, decreased to 7.63% from 8.01% for the same period in 2000.

INTEREST EXPENSE
----------------

Total interest expense increased $867,000 or 2.4% for the nine months ended September 30, 2001 as compared to the prior year period. Most of the increase in interest expense is attributable to growth in the average balances of interest-bearing checking accounts, money market deposits, and time deposits. This volume growth was partially offset by a decrease in the average balance of short-term borrowings. The average rate paid on interest-bearing liabilities fell 11 basis points for the nine months ending September 30, 2001, as compared to the prior year period. This decline is primarily due to decreases in the rates paid on savings, money market deposits, and other short-term debt, which were partially offset by increases in the rates paid on time deposits and long-term debt.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses of $1,145,000 for the nine months ended September 30, 2001 is $530,000 less than the provision for the comparable period in 2000. The provision and the net charge-offs of $436,000 for the period resulted in the reserve representing 1.39% of total loans and 518% of non-performing loans at September 30, 2001, as compared to the reserve representing 1.25% of total loans and 216% of non-performing loans at December 31, 2000.


                                                                       10 of 24

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security gains, increased $2,519,000 or 19.4% for the nine months ended September 30, 2001, as compared to the same period in 2000. This increase is due primarily to growth in trust, commissions and brokers' fees, service charges on deposit accounts, gains on the sale of pooled loans, and other operating income. Gains of $1,634,000 were recognized on the sale of $174,944,000 of pooled loans for the nine months ended September 30, 2001 as compared to gains of $827,000 on the sale of $40,007,000 of pooled loans in the prior year period.

Management anticipates continued sales from the current mortgage loan production of the Corporation in order to maintain the asset/liability structure the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.

Total other expenses increased 9.2% or $2,426,000 for the nine months ended September 30, 2001 as compared to the same period in 2000.

Salaries and wages expense increased $1,223,000 or 10.3%, and employee benefits expense increased $435,000 or 20.0% for the nine months ended September 30,
2001, as compared to the same period last year.   The Corporation had 490 full
time equivalent employees as of September 30, 2001 as compared to 495 as of September 30, 2000. Occupancy and furniture and equipment expenses increased 9.0% to $5,207,000 for the nine months ended September 30, 2001 from $4,775,000 in the prior year period. In October 2000, Busey Bank fsb opened a full-service branch office in Fort Myers, Florida. The majority of the increases in salaries and wages, occupancy, and furniture and equipment expenses can be attributed to the opening of this branch office. Data processing expense decreased $368,000 to $587,000 for the nine months ended September 30, 2001 from the prior year period. During June of 2000, Busey Bankfsb converted from its existing outsourced data processor to a solution provided in-house by Busey Bank. Nonrecurring costs associated with this conversion and included in 2000 data processing expenses totaled $180,000.

The Corporation's net overhead expense, total non-interest expense less non-interest income, excluding security gains, divided by average assets, decreased to 1.36% for the nine months ended September 30, 2001 from 1.45% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by net revenue. (More specifically it is defined as non-interest expense expressed as a percentage of the sum of tax equivalent net interest income and non-interest income, excluding security gains). The consolidated efficiency ratio for the nine months ended
September 30, 2001 was 59.1% as compared to 57.7% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 61.2% and 58.7%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the nine months ended September 30, 2001 increased to $6,922,000 as compared to $6,080,000 for the comparable period in 2000. As a percent of income before taxes, the provision for income taxes increased to 36.6% for the nine months ended September 30, 2001 from 35.4% for the same period in 2000.


RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO SEPTEMBER 30, 2000

SUMMARY
-------

Net income for the three months ended September 30, 2001 increased 9.3% to $3,861,000 as compared to $3,533,000 for the comparable period in 2000. Diluted earnings per share increased 7.7% to $.28 at September 30, 2001 as compared to $.26 for the same period in 2000.



                                                                       11 of 24

Operating earnings, which exclude security gains and the related tax expense, were $3,738,000, or $.27 per share for the three months ended September 30, 2001, as compared to $3,339,000, or $.25 per share for the same period in 2000.

The Corporation's return on average assets was 1.17% for the three months ended September 30, 2001, as compared to 1.10% achieved for the comparable period in 2000. The return on average assets from operations of 1.14% for the three months ended September 30, 2001 is 10 basis points higher than the 1.04% level achieved in the comparable period of 2000.

The net interest margin expressed as a percentage of average earning assets was 3.59% for the three months ended September 30, 2001, or 17 basis points lower than the 3.76% level achieved for the like period in 2000. The net interest margin expressed as a percentage of average total assets was 3.37% for the three months ended September 30, 2001, or 13 basis points lower than the 3.50% for the same period in 2000.

During the three months ended September 30, 2001, the Corporation recognized security gains of approximately $123,000, after income taxes, representing 3.2% of net income. During the same period in 2000, security gains of approximately $194,000, after income taxes, were recognized, representing 5.5% of net income.

INTEREST INCOME
---------------

Interest income on a fully taxable equivalent basis decreased $1,981,000 or 8.2% for the three months ended September 30, 2001 from the same period in 2000. The increase resulted from a higher level of interest income on greater average volumes of Federal funds sold and investment securities offset by a decline in the average balance of loans outstanding for the three months ended September 30, 2001 as compared to the same period of 2000. The yield on interest earning assets for the three months ended September 30, 2001, decreased to 7.23% from 8.15% for the same period in 2000, as all categories of interest-earning assets have been impacted by the decline in market interest rates.

INTEREST EXPENSE
----------------

Total interest expense decreased $1,837,000, or 14.0%, for the three months ended September 30, 2001 as compared to the prior year period. This decrease resulted from decreases in the average volumes of short-term borrowings offset by increases in the average balances of money market deposits and long-term
debt.   Most of the decrease can be attributed to the decline in the average rates paid on all categories of interest-bearing deposits and short-term borrowings offset by an increase in the average rate paid on long-term debt.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased $1,270,000 or 31.6% for the three months ended September 30, 2001 as compared to the same period in 2000. This was a combination of increased trust revenue, commissions and brokers' fees, service charges on deposit accounts, gains on sales of pooled loans, and other operating income. Gains of $668,000 were recognized on the sale of $77,519,000 of pooled loans for the three months ended September 30, 2001 as compared to gains of $307,000 on the sale of $19,734,000 of pooled loans in the prior year period.

Total other expenses increased 8.2% or $740,000 for the three months ended September 30, 2001 as compared to the same period in 2000.

Salaries and wages expense increased $383,000 or 9.3% and employee benefits expense increased $80,000 or 11.0% for the three months ended September 30,
2001, as compared to the same period last year.   Occupancy and
furniture and equipment expenses increased 2.6% to $1,706,000 for the three months ended September 30, 2001 from $1,663,000 in the prior year period.

The consolidated efficiency ratio for the three months ended September 30, 2001 was 59.8% as compared to 59.4% for the prior year period. When the gains on the sales of pooled loans are excluded, these ratios are 62.4% and 60.6%, respectively. The change in the current year efficiency ratio is due to the income and expense items noted above.



                                                                       12 of 24

Income taxes for the three months ended September 30, 2001 increased to $2,336,000 as compared to $1,975,000 for the comparable period in 2000. As a percent of income before taxes, the provision for income taxes increased to 37.7% for the three months ended September 30, 2001 from 35.9% for the same period in 2000.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In September 2000, Statement on Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued to replace Statement on Financial Accounting Standards No. 125 which was issued in June 1996. Statement No. 125 addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. Statement No. 140 resolves implementation issues which arose as a result of Statement No. 125, but carries forward most of Statement No. 125's provisions. Statement No. 140 is effective for transfers occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of Statement No. 140 will have a significant impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires all business combinations in the scope of this SFAS to be accounted for using the purchase method. SFAS No. 141 is effective for business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001, or later.

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

FAS 142 is effective for fiscal years beginning after December 15, 2001. The standard is required to be applied to the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and other intangible assets with indefinite lives that arise due to the initial application of this Standard are to be reported as resulting from a change in accounting principle. The Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

In June 2001, Statement on Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, Statement on Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued to supersede Statement No. 121 "Accounting for the Impairment and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.



                                                                       13 of 24

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


                                                          September 30, 2001
                  ---------------------------------------------------------------------------------------------------
                                                   First Busey
                                                       Trust &                                           Consolidated
                   Busey Bank   Busey Bankfsb   Investment Co.   All Other      Totals    Eliminations         Totals
                  ---------------------------------------------------------------------------------------------------
Interest income   $    52,921  $       16,482  $           137  $      144  $   69,684  $         (56)  $      69,628
Interest expense       25,990           9,516                -       1,715      37,221             23          37,244
Other income            9,230           1,856            3,522      16,801      31,409        (14,815)         16,594
Net income             10,678           1,593            1,076      12,168      25,515        (13,529)         11,986
Total assets        1,033,876         283,461            3,891     142,482   1,463,710       (137,754)      1,325,956

                                                          September 30, 2000
                  ---------------------------------------------------------------------------------------------------
                                                   First Busey
                                                       Trust &                                           Consolidated
                   Busey Bank   Busey Bankfsb   Investment Co.   All Other      Totals    Eliminations         Totals
                  ---------------------------------------------------------------------------------------------------
Interest income   $    56,366  $       11,805  $           133  $      104  $   68,408  $         (51)  $      68,357
Interest expense       28,144           6,251                -       1,920      36,315             62          36,377
Other income            7,492             680            3,281      16,132      27,585        (14,239)         13,346
Net income             10,355           1,051            1,096      11,509      24,011        (12,939)         11,072
Total assets        1,036,795         273,328            3,554     133,069   1,446,746       (123,744)      1,323,002


LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of
non-reinvested asset maturities, deposits and capital funds.   Long-term
liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation generally does not rely upon the purchases of federal funds for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank of Chicago. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $7,000,000 available as of September 30, 2001.



                                                                       14 of 24

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 9.9% at September 30, 2001 from
17.3% at December 31, 2000.   This is the ratio of total large liabilities to
total liabilities, and is low in comparison to the Corporation's peers. This decrease was due to a $64,564,000 decrease in time deposits over $100,000 combined with a $32,691,000 decrease in short-term debt.

CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 2001, the Corporation earned $11,986,000 and paid dividends of $5,242,000 to stockholders, resulting in a retention of current earnings of $6,744,000. The Corporation's dividend payout for the nine months ended September 30, 2001 was 43.7%. The Corporation's total risk-based capital ratio was 13.89% and the Tier 1 leverage ratio was 6.59% as of September 30, 2001, as compared to 9.43% and 5.71% respectively as of December 31, 2000. The Corporation and its bank subsidiary were above all minimum required capital ratios as of September 30, 2001.

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                      For Capital       Prompt Corrective
                                                    Actual         Adequacy Purposes    Action Provisions
                                             ------------------------------------------------------------
                                              Amount     Ratio     Amount     Ratio     Amount     Ratio
                                             ------------------------------------------------------------
                                                                (Dollars in Thousands)


Total Capital (to Risk Weighted Assets)      $120,072   13.28%     $72,323    8.00%     $90,403   10.00%

Tier I Capital (to Risk Weighted Assets)     $ 79,875    8.84%     $36,162    4.00%     $54,242    6.00%

Tier I Capital (to Average Assets)           $ 79,875    6.19%     $51,630    4.00%     $64,537    5.00%





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



                                                                       15 of 24

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 2001.

                                                                   Rate Sensitive Within
                                         --------------------------------------------------------------------------
                                            1-30         31-90       91-180      181 Days -     Over
                                            Days         Days         Days         1 Year      1 Year       Total
                                         --------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Interest bearing deposits                $    7,495   $        -   $        -   $         -   $      -   $    7,495
Federal Funds Sold                           45,800            -            -             -          -       45,800
Investment securities
    U.S. Governments                          8,536       37,486       21,121        27,654     77,296      172,093
    Obligations of states and
        political subdivisions                    -        3,409        2,012            62     39,206       44,689
    Other securities                          8,982        1,504          278         2,431     11,473       24,668
Loans (net of unearned int.)                312,073       78,142       75,319       116,377    353,768      935,679
                                         --------------------------------------------------------------------------
    Total rate-sensitive assets          $  382,886   $  120,541   $   98,730   $   146,524   $481,743   $1,230,424
                                         --------------------------------------------------------------------------

Interest bearing transaction
    deposits                             $   48,075   $        -   $        -   $         -   $      -   $   48,075
Savings deposits                             90,510            -            -             -          -       90,510
Money market deposits                       377,188            -            -             -          -      377,188
Time deposits                                53,339       75,030      109,282       122,759    112,183      472,593
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements                 1,699        1,000        1,500         3,000      6,000       13,199
    Other                                         -            -        5,283             -          -        5,283
Long-term debt                                8,000       12,000        8,000             -     17,000       45,000
Company obligated mandatorily
    redeemable preferred securities of
    subsidiary trust holding solely
    subordinated debentures                       -            -            -             -     25,000       25,000
                                         --------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                      $  578,811   $   88,030   $  124,065   $   125,759   $160,183   $1,076,848
                                         --------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities        ($195,925)  $   32,511     ($25,335)  $    20,765   $321,560   $  153,576
                                         --------------------------------------------------------------------------


    Cumulative gap                        ($195,925)   ($163,414)   ($188,749)    ($167,984)  $153,576
                                         ==============================================================
    Cumulative gap as a
       percentage of total
       rate-sensitive assets                 -15.92%      -13.28%      -15.34%       -13.65%     12.48%
                                         ==========================================================================
    Cumulative ratio (cumulative
       RSA/RSL)                                0.66         0.75         0.76          0.82       1.14
                                         ==========================================================================


The foregoing table shows a negative (liability sensitive) rate-sensitivity gap
of $195.9 million in the 1-30 day repricing category.   On a cumulative basis,
the gap becomes slightly less liability sensitive in the period from 31 to 90 days as rate-sensitive assets that reprice are greater in volume than rate-sensitive liabilities that are subject to repricing in the same respective time period. In the period from 91 days to180 days, the gap again becomes liability-sensitive, and then switches back to an asset-sensitive position beyond 180 days. If rates on all rate-sensitive assets and liabilities moved by the same amount in response to a given change in market interest rates, then the composition of the gap structure at September 30, 2001, would benefit the Corporation more if interest rates fall during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets.



                                                                       16 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                              2001                           2000
                                              --------------------------------------------------------------
                                                Average     Income/   Yield/    Average     Income/   Yield/
                                                Balance     Expense    Rate     Balance     Expense    Rate
                                              --------------------------------------------------------------
                                                                    (Dollars in thousands)
ASSETS
    Federal funds sold                        $   30,286   $  1,028    4.54%  $    7,343   $    317    5.77%
    Investment securities
        U.S. Government obligations              159,103      6,709    5.64%     164,802      7,151    5.80%
        Obligations of states and political
            subdivisions(1)                       43,843      2,391    7.29%      40,680      2,342    7.70%
        Other securities                          37,706      1,124    3.99%      21,762        842    5.17%
    Loans (net of unearned interest)(1) (2)      967,198     59,384    8.21%     922,060     58,685    8.51%
                                              ---------------------           ---------------------
    Total interest- earning assets            $1,238,136   $ 70,636    7.63%  $1,156,647   $ 69,337    8.01%
                                                           ========                        ========

    Cash and due from banks                       31,438                          33,559
    Premises and equipment                        30,550                          30,172
    Reserve for possible loan losses             (12,664)                        (10,836)
    Other assets                                  28,575                          32,811
                                              -----------                     -----------

Total Assets                                  $1,316,035                      $1,242,353
                                              ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits     $   36,881        651    2.36%  $   26,860   $    568    2.83%
    Savings deposits                              89,975      1,736    2.58%      93,942      2,136    3.04%
    Money market deposits                        347,173      7,820    3.01%     317,156      8,008    3.38%
    Time deposits                                525,074     22,612    5.76%     470,303     19,296    5.49%
    Short-term borrowings:
    Federal funds purchased and
        Repurchase agreements                     16,940        797    6.29%      32,339      1,510    6.24%
    Other                                         21,173      1,068    6.74%      48,253      2,676    7.41%
    Long-term debt                                46,158      1,913    5.54%      53,304      2,183    5.48%
Company obligated mandatorily
    redeemable preferred securities of
    subsidiary trust holding solely
    subordinated debentures                        9,480        647    9.12%           -          -       -
                                              ---------------------           ---------------------
    Total interest bearing liabilities        $1,092,854   $ 37,244    4.56%  $1,042,157     36,377    4.67%
                                                           ========                        ========

    Net interest spread                                                3.07%                           3.34%
                                                                     =======                         =======

    Demand deposits                              115,956                         107,541
    Other liabilities                             10,046                           9,357
    Stockholders' equity                          97,179                          83,298
                                              -----------                     -----------

Total Liabilities and Stockholders' Equity    $1,316,035                      $1,242,353
                                              ===========                     ===========

Interest income / earning assets(1)           $1,238,136     70,636    7.63%  $1,156,647     69,337    8.01%
Interest expense / earning assets             $1,238,136     37,244    4.02%  $1,156,647     36,377    4.20%
                                                           -----------------               -----------------

Net interest margin(1)                                     $ 33,392    3.61%               $ 32,960    3.81%
                                                           =================               =================

(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.



                                                                       17 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                        Change due to (1)

                                                                  Average      Average    Total
                                                                   Volume    Yield/Rate   Change
                                                                 --------------------------------

                                                                      (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                                           $    763         ($52)  $   711
    Investment securities:
        U.S. Government obligations                                  (243)        (199)     (442)
        Obligations of states and political
            subdivisions(2)                                           152         (103)       49
        Other securities                                              411         (129)      282
    Loans(2)                                                        2,814       (2,115)      699
                                                                 --------------------------------

Change in interest income(2)                                     $  3,897      ($2,598)  $ 1,299
                                                                 --------------------------------




Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                        $    148         ($65)  $    83
    Savings deposits                                                  (87)        (313)     (400)
    Money market deposits                                             720         (908)     (188)
    Time deposits                                                   2,326          990     3,316
    Short-term borrowings:
        Federal funds purchased and repurchase
            Agreements                                               (725)          12      (713)
        Other                                                      (1,385)        (223)   (1,608)
    Long-term debt                                                   (296)          26      (270)
Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely subordinated
    debentures                                                        647            -       647
                                                                 --------------------------------

Change in interest expense                                       $  1,348        ($481)  $   867
                                                                 --------------------------------

Increase in net interest income(2)                               $  2,549      ($2,117)  $   432
                                                                 ================================


(1)  Changes due to both rate and volume have been allocated proportionally.
(2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.







                                                                       18 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

                                                            2001                            2000
                                              --------------------------------------------------------------
                                                Average     Income/   Yield/    Average     Income/   Yield/
                                                Balance     Expense    Rate     Balance     Expense    Rate
                                              --------------------------------------------------------------
                                                                    (Dollars in thousands)
ASSETS
    Federal funds sold                        $   31,924   $    279    3.47%  $    1,324   $     22    6.59%
    Investment securities
        U.S. Government obligations              159,408      2,166    5.39%     154,154      2,265    5.83%
        Obligations of states and political
            subdivisions(1)                       44,042        794    7.15%      41,017        786    7.60%
        Other securities                          38,707        330    3.38%      20,044        314    6.22%
    Loans (net of unearned interest)(1) (2)      951,151     18,756    7.82%     966,364     20,919    8.59%
                                              ---------------------           ---------------------
    Total interest earning assets             $1,225,232   $ 22,325    7.23%  $1,182,903   $ 24,306    8.15%
                                                           ========                        ========

    Cash and due from banks                       32,049                          37,883
    Premises and equipment                        30,166                          30,743
    Reserve for possible loan losses             (12,898)                        (11,194)
    Other assets                                  29,258                          33,109
                                              -----------                     -----------

Total Assets                                  $1,303,807                      $1,273,444
                                              ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits     $   35,514   $    174    1.94%  $   34,096   $    251    2.91%
    Savings deposits                              91,723        511    2.21%      90,230        700    3.08%
    Money market deposits                        363,075      2,473    2.70%     311,938      2,812    3.58%
    Time deposits                                490,524      6,578    5.32%     488,676      7,049    5.72%
    Short-term borrowings:
    Federal funds purchased and                   15,878        227    5.67%      41,945        675    6.38%
        repurchase agreements
        Other                                      6,033        102    6.71%      47,015        927    7.82%
    Long-term debt                                43,456        599    5.47%      53,220        662    4.94%
Company obligated mandatorily
    redeemable preferred securities of
    subsidiary trust holding solely
    subordinated debentures                       25,000        575    9.13%           -          -       -
                                              ---------------------           ---------------------
    Total interest bearing liabilities        $1,071,203   $ 11,239    4.16%  $1,067,120   $ 13,076    4.86%
                                                           ========                        ========

    Net interest spread                                                3.07%                           3.29%
                                                                     =======                         =======

    Demand deposits                              121,866                         110,355
    Other liabilities                              9,849                          10,038
    Stockholders' equity                         100,889                          85,931
                                              -----------                     -----------

Total Liabilities and Stockholders' Equity    $1,303,807                      $1,273,444
                                              ===========                     ===========

Interest income / earning assets(1)           $1,225,232   $ 22,325    7.23%  $1,182,903   $ 24,306    8.15%
Interest expense / earning assets             $1,225,232   $ 11,239    3.64%  $1,182,903   $ 13,076    4.39%
                                                           -----------------               -----------------

Net interest margin(1)                                     $ 11,086    3.59%               $ 11,230    3.76%
                                                           =================               =================

(1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.
(2)  Non-accrual loans have been included in average loans, net of unearned interest.



                                                                       19 of 24

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                         Change due to (1)

                                                                  Average     Average      Total
                                                                   Volume    Yield/Rate    Change
                                                                 ---------------------------------

                                                                       (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                                           $    262          ($5)  $    257
    Investment securities:
        U.S. Government obligations                                    82         (181)       (99)
        Obligations of states and political
            subdivisions(2)                                            41          (33)         8
        Other securities                                              203         (187)        16
    Loans(2)                                                         (325)      (1,838)    (2,163)
                                                                 ---------------------------------

Change in interest income(2)                                     $    263      ($2,244)   ($1,981)
                                                                 ---------------------------------


Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                        $     11         ($88)      ($77)
    Savings deposits                                                   12         (201)      (189)
    Money market deposits                                             416         (755)      (339)
    Time deposits                                                      27         (498)      (471)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                               (380)         (68)      (448)
        Other                                                        (709)        (116)      (825)
    Long-term debt                                                   (154)          91        (63)
Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely subordinated
    debentures                                                        575            -        575
                                                                 ---------------------------------

Change in interest expense                                          ($202)     ($1,635)   ($1,837)
                                                                 ---------------------------------

Decrease in net interest income (2)                              $    465        ($609)     ($144)
                                                                 =================================

(1)  Changes due to both rate and volume have been allocated proportionally.
(2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2001 and 2000.







                                                                       20 of 24

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




















                                                                       21 of 24

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

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.
In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point and +/- 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of September 30, 2001, is as follows:

                                                                        Basis Point Changes
                                                                 ----------------------------------
                                                                  -200      -100     +100     +200
                                                                 ----------------------------------
Percentage change in net interest income due to an immediate     (3.50%)    0.36%    0.22%    0.42%
change in interest rates over a one-year period













                                                                       22 of 24

                           PART II - OTHER INFORMATION


ITEM 1:     Legal Proceedings
            Not applicable

ITEM 2:     Changes in Securities and Use of Proceeds
            Not applicable

ITEM 3:     Defaults Upon Senior Securities
            Not Applicable

ITEM 4:     Submission of Matters to a Vote of Security Holders
            Not Applicable

ITEM 5:     Other Information
            Not Applicable

ITEM 6:     Exhibits and Reports on Form 8-K
               There were no reports on Form 8-K filed during the three
                         months ending September 30, 2001.




















                                                                       23 of 24

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                                        By:  //Douglas C. Mills//
                                             -----------------------

                                             Douglas C. Mills
                                             Chairman of the Board




                                        By:  //Barbara J. Jones//
                                             -----------------------

                                             Barbara J. Jones
                                             Chief Financial Officer



Date:     November 14, 2001















                                                                       24 of 24