Form 10-K
period 2001-12-31
FIRST BUSEY CORP /NV/
filed 2002-03-20
CIK 314489

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 25, 2002, the aggregate market value of the Common Stock held by non-affiliates was $144,451,394. The market value of the Common Stock is based on the closing price for such stock as reported on the Nasdaq National Market on that date. Affiliates include all directors, executive officers and beneficial holders owning 5% or more of the shares.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                               Outstanding at February 25, 2002
-------------------------------     --------------------------------
Common Stock, without par value                13,667,888



                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement dated March 15, 2002 for First Busey Corporation's Annual Meeting of Stockholders to be held April 15, 2002, (the "2002 Proxy Statement") are incorporated by reference into Part III.

                      (This page intentionally left blank)

                                     FIRST BUSEY CORPORATION
                                     Form 10-K Annual Report

                                        Table of Contents


PART 1

Item 1    Business                                                                                     4
Item 2    Properties                                                                                   7
Item 3    Legal Proceedings                                                                            8
Item 4    Submission of Matters to a Vote of Security Holders                                          8

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters                        9
Item 6    Selected Financial Data                       .                                             10
Item 7 .  Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                      11
Item 7A   Quantitative and Qualitative Disclosures About Market Risk                                  26
Item 8    Financial Statements and Supplementary Data                                                 26
Item 9 .  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                      26

PART III

Item 10   Directors and Executive Officers of the Registrant                                          27
Item 11   Executive Compensation                       .                                              27
Item 12   Security Ownership of Certain Beneficial Owners and Management                              27
Item 13   Certain Relationships and Related Transactions              .                               27

PART IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K                             28

                                     PART I

ITEM  1.  BUSINESS

INTRODUCTION
     First Busey Corporation ("First Busey"), a Nevada Corporation, is a $1.3 billion financial holding company which was organized as a bank holding company in 1980. First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 21 locations. First Busey is headquartered in Urbana, Illinois and its stock is traded on the Nasdaq National Market under the symbol "BUSE."

BANKING  AND  NON-BANKING  SUBSIDIARIES
     First Busey currently has two wholly owned banking subsidiaries located in three states (the "Banks"). Busey Bank, a state-chartered bank organized in 1868, is a full service commercial bank offering a wide variety of services to individual, business, institutional and governmental customers, including retail products and services. Busey Bank has 18 locations in Illinois and one in Indianapolis, Indiana.

     First Busey acquired Eagle BancGroup, Inc., parent of First Federal Savings & Loan Association ("First Federal"), in October, 1999. First Federal, located in Bloomington, Illinois, was established in 1919 as a federally chartered capital stock savings association. In June, 2000, First Federal changed its name to Busey Bank fsb. At the same time, four of Busey Bank's branches, located in LeRoy and Bloomington, Illinois, were transferred into Busey Bank fsb. In October, 2000, Busey Bank fsb opened an additional branch in Fort Myers, Florida. In November, 2001, Busey Bank fsb transferred its charter to Florida, and changed its name to Busey Bank Florida. Simultaneously, the Illinois assets of Busey Bank fsb were merged into Busey Bank. Busey Bank Florida, a federally chartered savings association, is a full service bank offering commercial and retail banking services. Busey Bank Florida has one location in Fort Myers, Florida.

     The Banks offer a full range of banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits, making individual, consumer, installment, first mortgage and second mortgage loans, offering money transfers, safe deposit services, IRA, Keogh and other fiduciary services, automated banking and automated fund transfers.

     Busey Investment Group, Inc., located in Champaign, Illinois and formed in February, 1999, is the parent company of: (1) First Busey Trust & Investment Co., organized in January, 1987, which is exclusively dedicated to providing a full range of trust and investment management services, including farm management, estate and financial planning, tax preparation, custody services and philanthropic advisory services; (2) First Busey Securities, Inc., organized in April, 1991, which is a full service broker/dealer and provides individual investment advice; and (3) Busey Insurance Services, Inc., organized in October, 1997, which offers a variety of insurance products.

     First Busey Resources, Inc., located in Urbana, Illinois, owns and manages Busey Plaza, a professional office building that is fully leased to unaffiliated tenants.

     First Busey Capital Trust I ("Capital Trust I"), a statutory business trust organized under the Delaware Business Trust Act, was formed in June, 2001.
First Busey owns all of the Common Securities of Capital Trust I. First Busey and Capital Trust I jointly filed a registration statement reflecting the registration of $22 million of 9.00% Cumulative Trust Preferred Securities issued by Capital Trust I and guaranteed by First Busey. The entire $22 million issue, as well as a $3 million over-allotment, were sold in June, 2001.

COMPETITION
     The Banks compete actively with national and state banks, savings and loan associations and credit unions for deposits and loans primarily in central and east-central Illinois, southwest Florida, and central Indiana. In addition, First Busey and its non-bank subsidiaries compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts and other products and services.

     Based on information obtained from FDIC/OTS Summary of Deposits dated June, 2001, First Busey ranked first in total deposits in the combined markets of Champaign, McLean and Ford Counties. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

     SUPERVISION, REGULATION AND OTHER FACTORS

GENERAL
     First Busey is a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act ("BHCA"), and by the Illinois Bank Holding Company Act ("IBHCA"). First Busey's state-chartered bank is subject to regulation and examination primarily by the State of Illinois Office of Banks and Real Estate ("SIOBRE") and, secondarily, by the Federal Deposit Insurance Corporation ("FDIC"). First Busey's federally chartered capital stock savings association is subject to regulation and examination primarily by the Office of Thrift Supervision ("OTS") and, secondarily, by the FDIC. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve, SIOBRE, FDIC and OTS govern almost all aspects of the operations of the Banks. Various federal and state bodies regulate and supervise First Busey's non-banking subsidiaries including its brokerage, investment advisory and insurance agency operations. These include, but are not limited to, SIOBRE, Federal Reserve, Securities and Exchange Commission, National Association of Securities Dealers, Inc., Illinois Department of Insurance, federal and state banking regulators and various state regulators of insurance and brokerage activities.

RECENT LEGISLATION
     On November 12, 1999, former President Clinton signed into law legislation that allows bank holding companies to engage in a wider range of non-banking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the BHCA. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. First Busey became a financial holding company in May, 2000.

     In addition to the Act, there have been a number of legislative and regulatory proposals that would have an impact on bank/financial holding companies and their bank and non-bank subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and if adopted, what their effect will be on First Busey.

DIVIDENDS
     The Federal Reserve has issued a policy statement on the payment of cash dividends by financial holding companies. In the policy statement, the Federal Reserve expressed its view that a bank holding company experiencing weak earnings should not pay cash dividends in excess of its net income or which could only be funded in ways that would weaken its financial health, such as by borrowing. First Busey is also subject to certain contractual and regulatory capital restrictions that limit the amount of cash dividends that First Busey may pay. The Federal Reserve also may impose limitations on the payment of dividends as a condition to its approval of certain applications, including applications for approval of mergers and acquisitions.

     The primary sources of funds for First Busey's payment of dividends to its shareholders are dividends and fees to First Busey from its banking and nonbanking affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends that the subsidiary banks of First Busey may pay. Under provisions of the Illinois Banking Act ("IBA"), dividends may not be declared by banking subsidiaries except out of the bank's net profit (as defined), and unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital.

     Federal and state banking regulations applicable to First Busey and its banking subsidiaries require minimum levels of capital, which limit the amounts available for payment of dividends.

CAPITAL REQUIREMENTS
     First Busey is required to comply with the capital adequacy standards established by the Federal Reserve, and its banking subsidiaries must comply with similar capital adequacy standards established by the OTS, FDIC, and SIOBRE, as applicable. There are two basic measures of capital adequacy for financial holding companies and their banking subsidiaries that have been promulgated by the Federal Reserve and the FDIC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance.

     Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

PROMPT CORRECTIVE ACTION
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     Pursuant to FDICIA, the Federal Reserve, the FDIC, and the OTS have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%);
(ii) adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of a least 4%); (iii) undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%); (iv) significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and (v) critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets). The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution's classification within the five categories. First Busey's management believes that First Busey and its significant bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

EMPLOYEES
     As of December 31, 2001, First Busey and its subsidiaries had a total of 498 employees (full-time equivalents).

ITEM 2. PROPERTIES

     The location and general character of the materially important physical properties of First Busey and its subsidiaries are as follows: First Busey, where corporate management and administration operate, is headquartered at 201 West Main Street, Urbana, Illinois. Busey Bank has properties located at 201 West Main Street, Urbana, Illinois, 909 West Kirby Avenue, Champaign, Illinois, and 301 Fairway Drive, Bloomington, Illinois. These facilities offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits, making individual, consumer, installment, first mortgage and second mortgage loans. Busey Bank Florida, located at 7980 Summerlin Lakes Drive, Fort Myers, Florida, offers similar services as Busey Bank. Busey Investment Group, Inc., located at 502 West Windsor Road, Champaign, Illinois, through its subsidiaries, provides a full range of trust and investment management services, execution of securities transactions as a full-service broker/dealer and provide individual investment advice on equity and other securities as well as insurance agency services. First Busey Resources, Inc., located at 102 East Main Street, Urbana, Illinois, owns and manages Busey Plaza, which is fully leased to unaffiliated tenants.

     First Busey and its subsidiaries own or lease all of the real property and/or buildings on which each respective entity is located.

ITEM 3. LEGAL PROCEEDINGS

     As part of the ordinary course of business, First Busey and its subsidiaries are parties to litigation that is incidental to their regular business activities.

     There is no material pending litigation in which First Busey or any of its subsidiaries is involved or of which any of their property is the subject. Furthermore, there is no pending legal proceeding that is adverse to First Busey in which any director, officer or affiliate of First Busey, or any associate of any such director or officer, is a party, or has a material interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Effective October 1, 1998, First Busey Common Stock began trading on the Nasdaq National Market under the symbol "BUSE". Although a limited trading market for shares of First Busey Common Stock has developed recently, there can be no assurance that it will continue.

     The following table presents for the periods indicated the high and low closing price for First Busey common stock as provided by the Corporation's market maker Stephens, Inc., Little Rock, Arkansas, and reported on the Nasdaq National Market.

                                       2001               2000
                                  --------------     --------------

Market Prices of Common Stock      High    Low        High    Low
-----------------------------     ------  ------     ------  ------
First Quarter                     $20.50  $17.81     $23.00  $18.50
Second Quarter                    $21.50  $19.69     $21.44  $16.38
Third Quarter                     $22.00  $18.50     $22.50  $16.75
Fourth Quarter                    $22.00  $19.00     $20.44  $16.75


During 2001 and 2000, First Busey, declared cash dividends per share of common stock as follows:

                              2001       COMMON STOCK
                              ----       ------------
                              January     $     .13
                              April       $     .13
                              July        $     .13
                              October     $     .13

                              2000
                              ----
                              January     $     .12
                              April       $     .12
                              July        $     .12
                              October     $     .12

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

     For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Dividends on page 6.

     As of February 25, 2002, there were approximately 945 holders of First Busey Common Stock.

ITEM  6.    SELECTED  FINANCIAL  DATA

SELECTED  CONSOLIDATED  FINANCIAL  INFORMATION
     The following selected financial data for each of the five years in the period ended December 31, 2001, have been derived from First Busey's annual consolidated financial statements audited by McGladrey & Pullen, LLP, independent certified public accountants, whose report on the financial position as of December 31, 2001 and December 31, 2000, and the results of operations for each of the three years in the period ended December 31, 2001, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

                                           2001         2000         1999        1998      1997
                                           ----         ----         ----        ----      ----
                                             (dollars in thousands, except per share data)
BALANCE SHEET ITEMS
-------------------
     Securities                        $  210,869   $  228,597   $  225,046   $217,991   $215,514
     Loans                                978,106      984,369      886,684    662,281    602,937
     Allowance for loan losses             13,688       12,268       10,403      7,101      6,860
     Total assets                       1,300,689    1,355,044    1,247,123    951,531    915,540
     Total deposits                     1,105,999    1,148,787    1,027,981    826,704    811,453
     Long-term debt                        47,021       55,259       55,849     25,000     10,000
     Company obligated mandatorily
       redeemable preferred securities     25,000            -            -          -          -
     Stockholders' equity                 105,790       92,325       82,284     87,103     81,279

RESULTS OF OPERATIONS
---------------------
     Interest income                   $   89,985   $   93,242   $   72,311   $ 67,048   $ 63,831
     Interest expense                      46,435       50,476       34,920     32,975     31,119
     Net interest income                   43,550       42,766       37,391     34,073     32,712
     Provision for loan losses              2,020        2,515        2,570        700      1,075
     Net income                            15,653       14,053       12,548     11,398     10,371

PER SHARE DATA(1)
---------------------
     Diluted earnings                  $     1.15   $     1.03   $      .90   $    .81   $    .74
     Cash dividends (Class A)                 .52          .48          .44        .39        .35
     Book value                              7.73         6.86         6.08       6.36       5.92
     Closing price                          21.48      19.9375       22.625      18.25      13.75

OTHER INFORMATION
---------------------
     Return on average assets                1.19%        1.12%        1.22%      1.22%      1.18%
     Return on average equity               15.80%       16.56%       14.68%     14.02%     13.42%
     Net interest margin(2)                  3.64%        3.74%        4.02%      4.10%      4.20%
     Stockholders' equity to assets          8.13%        6.81%        6.60%      9.15%      8.88%


(1) Per share amounts have been restated to give retroactive effect to the two-for-one stock split which occurred August 3, 1998.
(2) Calculated as a percent of average earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and Subsidiaries (the "Corporation") for the years ended December 31, 2001, 2000, and 1999. It should be read in conjunction with "Business," "Selected Financial Data," the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.

GENERAL

     The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; acquired a thrift holding company and federal savings and loan; formed a trust company subsidiary; formed an insurance agency subsidiary; formed a non-bank ATM subsidiary and acquired a travel agency. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 1999, less purchase accounting adjustments (net income for Busey Bank in following table excludes income from Bank subsidiaries and includes deduction for amortization expense recorded on parent company statements).

Subsidiary                              Acquired           2001                  2000                  1999
------------------------------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Busey Bank(1)                            3/20/80    $13,574      79.2%    $13,094      82.6%    $11,256      83.5%
Busey Bank Florida(2)                   10/29/99      1,984      11.6%        937       5.9%        392       2.9%
First Busey Trust & Investment Co.(3)          -      1,391       8.1%      1,459       9.2%      1,304       9.6%
First Busey Securities, Inc.(4)                -        (40)     -0.2%        357       2.3%        352       2.6%
First Busey Resources, Inc.(5)                 -        130       0.8%        154       1.0%        159       1.2%
Busey Insurance Services, Inc.(6)              -         10       0.0%        (38)     -0.2%          6       0.0%
BAT, Inc.(7)                                   -         81       0.5%         20       0.1%         14       0.1%
Busey Travel, Inc.(8)                     1/1/98         (6)      0.0%       (153)     -1.0%          9       0.1%
FFS Investments(9)                      10/29/99          -       0.0%         19       0.1%         (7)      0.0%
                                        --------------------------------------------------------------------------
Total                                               $17,124     100.0%    $15,849     100.0%    $13,485     100.0%
                                        ==========================================================================

(1) City Bank of Champaign and Champaign County Bank & Trust were merged into Busey Bank as of January 1, 1987. First National Bank of Thomasboro was merged into Busey Bank as of January 1,1988. State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989. The Bank of Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991. Busey Bank of McLean County was merged into Busey Bank as of January 1, 1996. Busey Business Bank was formed on January 12, 1998, and merged into Busey Bank as of October 30, 1998.
(2) Acquired as a subsidiary of Eagle BancGroup, Inc. as of October 29, 1999.
(3) Formed as a subsidiary of the Corporation as of January 1, 1987 as a successor to the combined trust departments of Busey Bank and Champaign County Bank & Trust; transferred to Busey Investment Group on
    January 1, 2001.
(4) Formed as a subsidiary of Busey Bank as of April 1, 1991; transferred to Busey Investment Group on January 1, 2001.
(5) Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997. Real estate and certain other assets previously carried on the parent company's balance sheet were transferred to subsidiary as of that date.
(6) Formed as a subsidiary of Busey Bank as of October 1, 1997; transferred to Busey Investment Group on January 1, 2001.
(7) Reactivated as a subsidiary of Busey Bank as of July 1, 1997.
(8) Acquired as a subsidiary of Busey Bank as of January 1, 1998.
(9) Acquired as a subsidiary of First Federal Savings and Loan Association of Bloomington as of October 29, 1999; liquidated December 7, 2000.

     Busey Bank, Busey Bank Florida and First Busey Trust & Investment Co. are the three subsidiaries which have each contributed 10% of the Corporation's consolidated net income.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 2001

SUMMARY
     The Corporation reported net income of $15,653,000 in 2001, up 11.4% from $14,053,000 in 2000, which had increased 12.0% from $12,548,000 in 1999.
Diluted earnings per share in 2001 increased 11.7% to $1.15 from $1.03 in 2000, which was a 14.4% increase from $.90 in 1999. The main factors contributing to the increase in net income in 2001 were increases in net interest income, service charges on deposit accounts, and gains on the sale of pooled mortgage loans. Operating earnings, which exclude security gains and the related tax expense, were $14,878,000 or $1.09 per share for 2001; $13,608,000, or $1.00 per share for 2000; and $11,924,000, or $.86 per share for 1999.

     Security gains after the related tax expense were $775,000 or 5.0% of net income in 2001; $445,000 or 3.2% of net income in 2000; and $624,000 or 5.0% of net income in 1999. First Busey Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board authorized an orderly liquidation of this asset over a ten-year period.

     The Corporation's return on average assets was 1.19%, 1.12% and 1.22% for 2001, 2000, and 1999, respectively, and return on average equity was 15.80%, 16.56%, and 14.68% for 2001, 2000, and 1999, respectively. On an operating earnings basis, return on average assets was 1.13%, 1.08%, and 1.16% for 2001, 2000, and 1999, respectively, and return on average equity was 15.02%, 16.03% and 13.95% for 2001, 2000, and 1999, respectively.

NET INTEREST INCOME
     Net interest income on a tax equivalent basis increased 1.8% in 2001 to $44,883,000 in 2000, which reflected a 14.0% increase from $38,668,000 in 1999.
The decrease in interest rates initiated by the Federal Reserve Bank throughout 2001 led to declines in the amount of income earned on interest-earning assets as well as the amount of expense recognized on interest-bearing liabilities. The falling rate environment had greater impact on the yields earned on interest-earning assets, particularly in the average balance of loans outstanding, more than offset the decline due to the falling rate environment and led to the increase in net interest income.

     Average interest-earning assets increased to $1,232,889,000 in 2001 from $1,179,245,000 and $963,641,000 in 2000 and 1999. The net interest margin, expressed as a percentage of interest-earning assets, was 3.64% in 2001, 3.74% in 2000, and 4.02% in 1999. The yield on interest-earning assets dropped from 8.03% in 2000 to 7.41% in 2001. Similarly, the rate paid on interest-bearing liabilities fell from 4.77% in 2000 to 4.28% in 2001. Interest rates increase during 2000 and led to increased in both the yield earned on interest-earning assets and rates paid on interest-bearing liabilities as compared to 1999.

PROVISION FOR LOAN LOSSES
     The provision for loan losses, which is a current charge against income, represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience, credit quality of the portfolio, prevailing economic conditions, and regulatory guidelines. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

     The provision for loan losses decreased $495,000 to $2,020,000 in 2001 from $2,515,000 in 2000 which had decreased from $2,570,000 in 1999. The decrease in 2001 is due primarily to management's assessment of improved credit quality within the loan portfolio. Net charge-offs decreased to $600,000 in 2001 from $650,000 in 2000, and total non-performing loans decreased to $2,224,000 as of December 31, 2001, compared to $5,434,000 as of December 31, 2000. Net charge-offs were $369,000 in 1999, and non-performing loans totaled $2,117,000 as of December 31, 1999.

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

OTHER INCOME
     Other income increased 17.3% in 2001 to $21,460,000 from $18,288,000 in
2000, which reflected a 12.9% increase from $16,192,000 in 1999. The increases in 2001 and 2000 are due primarily to increases in service charges on deposit accounts, trust fee income, commissions and brokers' fees, and gains on the sale of loans. As a percentage of total income, other income was 19.3%, 16.4%, and 18.3% in 2001, 2000, and 1999, respectively. Gains on the sale of securities, as a component of other income, totaled $1,285,000 (6.0%) in 2001, $737,000 (4.0%) in 2000, and $1,035,000 (6.4%) in 1999. Other income also includes gains on sales of loans, as a component of other income, of $2,296,000 (10.7%), $1,112,000 (6.1%), and $895,000 (5.5%) in 2001, 2000, and 1999, respectively.

     Additional components of other income were fee income and trust fees. Service charges and other fee income increased 6.8% to $9,950,000 in 2001 from $9,317,000 in 2000, which was a 23.0% increase from $7,572,000 in 1999. The growth in fee income in 2001 and 2000 is due primarily to increases in service charges on deposit accounts. Despite the poor equity market in 2001, trust fees increased 5.6% in 2001. Trust revenues were $4,607,000 in 2001, $4,364,000 in
2000, and $4,013,000 in 1999. Increases in trust department revenues in each year were primarily due to increases in assets under care to $1,178,483,000 at December 31, 2001, from $1,066,723,000 at December 31, 2000, which is an increase from $971,554,000 from December 31, 1999. Remaining other income increased 20.5% to $3,322,000 in 2001 from $2,758,000 in 2000 which was a 3.0%
increase from $2,677,000 in 1999.

OTHER EXPENSES
     Other expenses increased 4.6% in 2001 to $38,974,000 from $37,249,000 in 2000, which reflected an increase from $33,063,000 in 1999. As a percentage of total income, other expenses were 35.0%, 33.4%, and 37.4% in 2001, 2000, and 1999, respectively. Employee related expenses, including salaries and wages and employee benefits, increased 10.4% in 2001 to $21,066,000, as compared to $19,080,000 in 2000, which was a 8.6% increase from $17,565,000 in 1999. As a percent of average assets, employee related expenses were 1.61%, 1.51%, and 1.70% in 2001, 2000, and 1999, respectively. The Corporation had 498, 484, and 494 full-time equivalent employees at December 31, 2001, 2000, and 1999, respectively. Net occupancy expense of bank premises and furniture and equipment expenses increased 3.4% in 2001 to $6,957,000 as compared to $6,729,000 in 2000 and $6,010,000 in 1999.

     Remaining other expenses decreased $489,000 or 4.3% to $10,951,000 in 2001 from $11,440,000 in 2000, which was a 20.6% increase from $9,488,000 in 1999.
Data processing expenses fell to $799,000 for the year ended December 31, 2001, compared to $1,142,000 for the year ended December 31, 2000, and $838,000 for the year ended December 31, 1999. Data processing expenses were higher in 2000 due to one-time conversion and setup expenses. Amortization and impairment expenses also declined in 2001 as compared to 2000. During the year ended December 31, 2001, the Corporation recognized an impairment write-down of $325,000 on a customer list purchased by First Busey Securities, Inc. Revenues generated from this customer list were lower than originally projected. During the year ended December 31, 2000, the Corporation recognized an impairment write-down of $600,000 on the core deposit intangible associated with the acquisition of First Federal.

INCOME TAXES
     Income tax expense in 2001 was $8,363,000 as compared to $7,237,000 in 2000 and $5,402,000 in 1999. The provision for income taxes as a percent of income before income taxes was 34.8%, 34.0%, and 30.1%, for 2001, 2000, and 1999, respectively.

BALANCE SHEET-DECEMBER 31, 2001 AND DECEMBER 31, 2000

     Total assets on December 31, 2001 were $1,300,689,000, a decrease of 4.0% from $1,355,044,000 on December 31, 2000. Total loans, net of unearned interest, decreased 0.6% to $978,106,000 on December 31, 2001, as compared to $984,369,000 on December 31, 2000. Total deposits decreased 3.7% to $1,105,999,000 on December 31, 2001 as compared to $1,148,787,000 on December 31, 2000. Non-interest bearing deposits increased $4,016,000 or 3.0% during 2001. Interest-bearing deposits decreased $46,804,000 or 4.6% during 2001.

     Total stockholders' equity increased 14.6% to $105,790,000 on December 31, 2001, as compared to $92,325,000 on December 31, 2000. Growth in equity is due primarily to $8,646,000 earnings retained in the Corporation combined with net increases of $2,211,000 in unrealized gains on available for sale securities and a $3,219,000 decrease in Treasury stock. Treasury shares will be reissued in future years as participants exercise outstanding options under the Corporation's stock option plan which is discussed in Note 15 to the Corporation's consolidated financial statements.

A.  EARNING ASSETS

     The average interest-earning assets of the Corporation were 94.0%, 93.2%, and 93.4%, of average total assets for the years ended December 31, 2001, 2000, and 1999, respectively.

B.  INVESTMENT SECURITIES

     The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 2001, the fair value of these securities was $210,869,000 and the amortized cost was $197,398,000. There were $13,653,000 of gross unrealized gains and $182,000 of gross unrealized losses for a net unrealized gain of $13,471,000. The after-tax effect ($8,128,000) of this unrealized gain has been included in stockholders' equity. The increase in market value for the debt securities in this classification was a result of declining interest rates. The fair value increase in the equity securities was primarily due to a $587,000 increase in the value of 100,000 shares of USA Ed Inc. (SLM) common stock owned by the Corporation.

The composition of securities available for sale is as follows:

                                                            Years ended December 31,
                                              -----------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                              -----------------------------------------------------
                                                             (dollars in thousands)

U.S. Treasuries and Agencies                  $143,490   $162,886   $164,565   $159,261   $161,762
Equity securities                               18,058     15,479     13,079     12,550     11,994
States and political subdivisions               43,767     43,197     41,554     37,398     32,351
Other                                            5,554      7,035      5,848      8,782      9,407
                                              -----------------------------------------------------
Fair value of securities available for sale   $210,869   $228,597   $225,046   $217,991   $215,514
                                              =====================================================
Amortized cost                                $197,398   $218,790   $221,601   $207,531   $206,589
                                              =====================================================
Fair value as a percentage of amortized cost    106.82%    104.48%    101.55%    105.04%    104.32%
                                              =====================================================

     The maturities, fair values and weighted average yields of securities available for sale as of December 31, 2001 are:

                                     Due in 1 year or      Due after 1 year    Due after 5 years     Due after
                                           less            through 5 years     through 10 years       10 years
                                     ------------------------------------------------------------------------------
                                     Fair     Weighted    Fair      Weighted   Fair     Weighted   Fair    Weighted
                                     Value    Average     Value     Average    Value    Average    Value   Average
Investment Securities(1)                       Yield                 Yield               Yield              Yield
                                     ------------------------------------------------------------------------------
                                                                (dollars in thousands)
U.S. Treasuries and Agencies         $51,851     5.63%    $ 91,426     4.59%   $   213     6.04%   $    -     0.00%
States and political subdivisions(2)   4,108     8.49%      13,797     7.49%    23,787     6.97%    2,075     7.51%
Other                                  1,236     6.49%       2,830     4.91%       360     6.62%    1,128    10.02%
                                     ------------------------------------------------------------------------------
Total                                $57,195     5.85%    $108,053     4.97%   $24,360     6.96%   $3,203     8.39%
                                     ==============================================================================

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

     The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities decreased to 68.0% at December 31, 2001 from 71.3% at December 31, 2000 while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities increased to 20.8% at December 31, 2001, from 18.9% at December 31, 2000.

LOAN PORTFOLIO
     Loans, including loans held for sale, before allowance for loan losses, decreased 0.6% to $978,106,000 in 2001 from $984,369,000 in 2000. Non-farm non-residential real estate mortgage loans increased $22,702,000, or 9.8%, to $253,932,000 in 2001 from $231,230,000 in 2000. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1 to 4 family residential real estate mortgage loans (not held for sale) decreased $49,464,000, or 12.4%, to $349,270,000 in 2001 from $398,734,000 in 2000. In
2001's low interest rate environment, the Corporation experienced significant refinance activity. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $239,287,000 as of December 31, 2001.

     The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $308,197,000 and $293,184,000 as of December 31, 2001 and 2000, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The composition of loans is as follows:

                                              Years ended December 31,
                                  ------------------------------------------------
                                     2001      2000      1999      1998      1997
                                  ------------------------------------------------
                                               (dollars in thousands)
Commercial and financial          $121,694  $124,052  $119,800  $ 80,958  $ 63,861
Agricultural                        21,022    20,844    20,126    19,072    17,403
Real estate-farmland                14,414    15,411    15,841    14,184    11,782
Real estate-construction            83,701    75,672    52,479    44,713    31,306
Real estate-mortgage               679,351   697,410   622,075   467,435   439,660
Installment loans to individuals    57,924    50,980    56,363    35,919    38,925
                                  ------------------------------------------------
Loans                             $978,106  $984,369  $886,684  $662,281  $602,937
                                  ================================================

     The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2001.

                                              1 Year or    1 to 5 Years   Over 5 Years     Total
                                                Less
                                              ----------------------------------------------------
                                                              (dollars in thousands)
Commercial, financial and agricultural        $ 94,512        $30,148        $18,056      $142,716
Real estate-construction                        52,154         28,615          2,932        83,701
                                              ----------------------------------------------------
Total                                         $146,666        $58,763        $20,988      $266,417
                                              ====================================================

Interest rate sensitivity of selected loans
Fixed rate                                    $ 42,415        $16,122        $ 3,347      $ 61,884
Adjustable rate                                104,251         42,641         17,641       164,533
                                              ----------------------------------------------------
Total                                         $146,666        $58,763        $20,988      $226,417
                                              ====================================================

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

The following table shows activity affecting the allowance for loan losses:

                                                             Years ended December 31
                                              -----------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                              -----------------------------------------------------
                                                              (dollars in thousands)
Average loans outstanding during period       $961,779   $937,239   $731,491   $621,475   $584,327
                                              =====================================================
Allowance for loan losses:
    Balance at beginning of period            $ 12,268   $ 10,403   $  7,101   $  6,860   $  6,131
                                              -----------------------------------------------------

Loans charged-off:
    Commercial, financial and agricultural    $    103   $     70   $     40   $     62   $    192
    Real estate-construction                         -          -          -          -          -
    Real estate-mortgage                           408        290        145        282         50
    Installment loans to individuals               265        414        366        260        317
                                              -----------------------------------------------------
Total charge-offs                             $    776   $    774   $    551   $    604   $    559
                                              -----------------------------------------------------
Recoveries:
    Commercial, financial and agricultural    $     15   $     22   $     16   $     12   $     13
    Real estate-construction                         -          -          -          -          -
    Real estate-mortgage                            42          4         67         49        110
    Installment loans to individuals               119         98         99         84         90
                                              -----------------------------------------------------
Total recoveries                              $    176   $    124   $    182   $    145   $    213
                                              -----------------------------------------------------
Net loans charged-off                         $    600   $    650   $    369   $    459   $    346
                                              -----------------------------------------------------
Provision for loan losses                     $  2,020   $  2,515   $  2,570   $    700   $  1,075
                                              -----------------------------------------------------
Net additions due to acquisition                     -          -   $  1,101          -          -
                                              -----------------------------------------------------
Balance at end of period                      $ 13,688   $ 12,268   $ 10,403   $  7,101   $  6,860
                                              =====================================================
Ratios:
    Net charge-offs to average loans              0.06%      0.07%      0.05%      0.07%      0.06%
                                              =====================================================
    Allowance for loan losses to total loans
        at period end                             1.40%      1.25%      1.17%      1.07%      1.14%
                                              =====================================================


The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                                    -----------------------------------------------------------------------------------------
                                          2001               2000               1999              1998              1997
                                    -----------------------------------------------------------------------------------------
                                               % of               % of               % of              % of              % of
                                              Total              Total              Total             Total             Total
                                    Amount    Loans    Amount    Loans    Amount    Loans    Amount   Loans    Amount   Loans
                                    -----------------------------------------------------------------------------------------
                                                                       (dollars in thousands)

Commercial, financial, agri-
cultural and real estate-farmland   $ 1,880   16.1%    $ 1,854   16.3%    $ 3,391   17.6%    $1,757   17.2%    $1,059   15.4%
Real estate-construction                  -    8.6%          -    7.7%          -    5.9%         -    6.8%         -    5.2%
Real estate-mortgage                 10,880   69.4%      9,051   70.8%      5,708   70.1%     4,380   70.6%     4,456   72.9%
Installment loans to individuals        811    5.9%        708    5.2%      1,293    6.4%       964    5.4%     1,045    6.5%
Unallocated                             117     N/A        655     N/A         11     N/A         -     N/A       300     N/A
                                    -----------------------------------------------------------------------------------------
Total                               $13,688    100%    $12,268    100%    $10,403    100%    $7,101    100%    $6,860    100%
                                    =========================================================================================

     This table indicates growth in the allowance for loan losses for real estate mortgages as of December 31, 2001 as compared to December 31, 2000. The increase in the allowance allocated to real estate mortgages is due primarily to two factors. The first factor contributing to this increase is the growth in non-accrual loans on which higher risk factors have been applied. The second factor contributing to this increase is the growth in the total of higher risk non-farm nonresidental mortgages relative to the balance of total real estate mortgage balances.

NON-PERFORMING LOANS
     It is management's policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                                 Years ended December 31,
                                                   ---------------------------------------------------
                                                     2001       2000       1999       1998       1997
                                                   ---------------------------------------------------
                                                                  (dollars in thousands)
Non-accrual loans                                  $1,265     $  767     $1,220     $  526     $  628
Loans 90 days past due and still accruing             959      4,667        897      1,052      1,033
Restructured loans                                      -          -          -          -          -
                                                   ---------------------------------------------------
Total non-performing loans                         $2,224     $5,434     $2,117     $1,578     $1,661
                                                   ---------------------------------------------------
Repossessed assets                                 $   30     $  230     $  459     $  320     $  516
Other assets acquired in satisfaction of debts
   previously contracted                                1         11          5         14          5
                                                   ---------------------------------------------------
Total non-performing other assets                  $   31     $  241     $  464     $  334     $  521
                                                   ---------------------------------------------------
Total non-performing loans and non-
   performing other assets                         $2,255     $5,675     $2,581     $1,912     $2,182
                                                   ===================================================
Non-performing loans to loans, before
   allowance for loan losses                         0.23%      0.55%      0.24%      0.24%      0.28%
                                                   ===================================================
Non-performing loans and non-performing
   other assets to loans, before allowance for
   loan losses                                       0.23%      0.58%      0.29%      0.29%      0.36%
                                                   ===================================================

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, which requires loans to be considered impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. For the years ended December 31, 2001, 2000, and 1999, no interest was recognized from impaired loans.

     The gross interest income that would have been recorded in the years ended December 31, 2001, 2000 and 1999 if the non-accrual and restructured loans had been current in accordance with their original terms was $84,000, $41,000, and $31,000, respectively. The amount of interest collected on those loans that was included in interest income was $17,000 for the year ended December 31, 2001, $2,000 for the year ended December 31, 2000, and $0 for the year ended December 31, 1999.

POTENTIAL PROBLEM LOANS
     Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $889,000 at December 31, 2001. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

OTHER INTEREST-BEARING ASSETS
     There are no other interest-bearing assets which are categorized as impaired.

DEPOSITS
     As indicated in the following table, average interest-bearing deposits as a percentage of average total deposits decreased to 89.3% for the year ended December 31, 2001, from 89.6% for the year ended December 31, 2000.

                                                                   December 31,
                         --------------------------------------------------------------------------------------------
                                       2001                            2000                          1999
                         --------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
                           Average    % Total   Average    Average    % Total   Average   Average   % Total   Average
                           Balance               Rate      Balance               Rate     Balance              Rate
                         --------------------------------------------------------------------------------------------
Non-interest bearing
   demand deposits       $  119,274     10.7%        -%  $  107,882     10.4%       - %  $ 91,484     10.5%        -%
Interest bearing demand
   deposits                  34,199      3.1%     2.15%      28,976      2.8%     2.86%    13,951      1.6%     2.01%
Savings/Money Market        449,874     40.5%     2.59%     411,262     39.6%     3.37%   390,781     44.9%     2.98%
Time deposits               508,400     45.7%     5.55%     489,779     47.2%     5.63%   373,563     43.0%     5.13%
                         --------------------------------------------------------------------------------------------
Total                    $1,111,747    100.0%     3.65%  $1,037,899    100.0%     4.07%  $869,779    100.0%     3.57%
                         ============================================================================================


     Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2001, had the following maturities (dollars in thousands):

                         Under 3 months      $39,418
                         3 to 6 months        18,396
                         6 to 12 months       16,990
                         Over 12 months       16,513
                                             -------
                         Total               $91,317
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

                                                      Federal funds purchased and
                                                    securities sold under agreements       Other short-term
                                                             to repurchase                    borrowings
                                                    --------------------------------------------------------
                                                                      (dollars in thousands)
2001
Balance, December 31, 2001                                      $ 9,767                        $ 2,000
Weighted average interest rate at end of period                    5.68%                          6.73%
Maximum outstanding at any month end                            $18,126                        $30,000
Average daily balance                                           $15,692                        $14,985
Weighted average interest rate during period(1)                    6.25%                          7.39%

2000
Balance, December 31, 2000                                      $18,890                        $30,000
Weighted average interest rate at end of period                    5.68%                          8.29%
Maximum outstanding at any month end                            $24,064                        $82,120
Average daily balance                                           $29,504                        $44,961
Weighted average interest rate during period(1)                    5.94%                          7.76%

1999
Balance, December 31, 1999                                      $23,580                        $48,327
Weighted average interest rate at end of period                    5.68%                          7.04%
Maximum outstanding at any month end                            $42,931                        $49,727
Average daily balance                                           $16,068                        $15,510
Weighted average interest rate during period(1)                    5.53%                          5.96%

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

     The objective of liquidity management by the Corporation is to ensure that funds will be available to meet demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations.

     The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly. Average liquid assets are shown in the table below:

LIQUID ASSETS
                                              Years Ended December 31,
                                            ----------------------------
     Average Balances                         2001      2000      1999
                                            ----------------------------
                                              (dollars in thousands)
     Federal funds sold                     $30,142   $10,310   $10,723
                                            ============================
     Percentage of average total assets        2.30%     0.82%     1.04%
                                            ============================

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
     In June, 2001, First Busey Capital Trust I, a wholly owned subsidiary of the Corporation, issued $25,000,000 in cumulative trust preferred securities. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities are mandatorily redeemable upon maturity and are callable beginning June 18, 2006. Proceeds from these trust preferred securities were used to reduce the Corporation's short-term debt associated with the acquisition of Eagle BancGroup and First Federal Savings & Loan Association.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 2001:

                                                                              Rate Sensitive Within
                                                 ------------------------------------------------------------------------------
                                                  1-30 Days    31-90 Days    91-180 Days    181 Days-    Over 1 Yr     Total
                                                                                              1 Yr
                                                 ------------------------------------------------------------------------------
                                                                              (dollars in thousands)
Interest-bearing deposits                        $      269   $         -   $          -   $        -   $        -   $      269
Federal funds sold                                   20,000             -              -            -            -       20,000
Investment securities
    U.S. Treasuries and Agencies                     11,024        10,019         18,222       23,613       80,612      143,490
    States and political subdivisions                 1,237           775             61        2,033       39,661       43,767
    Other securities                                  9,656             -            303        1,032       12,621       23,612
Loans (net of unearned interest)                    348,487        82,131         77,907      127,372      342,209      978,106
                                                 ------------------------------------------------------------------------------
    Total rate-sensitive assets                  $  390,673   $    92,925   $     96,493   $  154,050   $  475,103   $1,209,244
                                                 ------------------------------------------------------------------------------

Interest bearing transaction deposits            $   48,241   $         -   $          -   $        -   $        -   $   48,241
Savings deposits                                     94,868             -              -            -            -       94,868
Money market deposits                               374,186             -              -            -            -      374,186
Time deposits                                        72,680        72,200         80,736      111,792      112,611      450,019
Short-term borrowings                                 3,150         1,900          2,600        2,650        1,467       11,767
Long-term debt                                       10,021        20,000              -            -       17,000       47,021
Company obligated mandatorily
  redeemable preferred securities                         -             -              -            -       25,000       25,000
                                                 ------------------------------------------------------------------------------
    Total rate-sensitive liabilities             $  603,146   $    94,100   $     83,336   $  114,442   $  156,078   $1,051,102
                                                 ------------------------------------------------------------------------------
Rate-sensitive assets less rate-
sensitive liabilities                            $ (212,473)  $    (1,175)  $     13,157   $   39,608   $  319,025   $  158,142
                                                 ------------------------------------------------------------------------------
Cumulative Gap                                   $ (212,473)  $  (213,648)  $   (200,491)  $ (160,883)  $  158,142
                                                 ==================================================================
Cumulative amounts as a percentage
   of total rate-sensitive assets                    -17.57%       -17.67%         16.58%      -13.30%       13.08%
                                                 ==================================================================
Cumulative Ratio                                       0.65          0.69           0.74         0.82         1.15
                                                 ==================================================================

     The foregoing table shows a negative (liability sensitive) cumulative unadjusted gap of approximately $212 million in the 1-30 day repricing category. The gap report indicates that the cumulative gap is negative through one year. Beyond 90 days, the gap becomes asset sensitive as there are more rate sensitive assets than rate-sensitive liabilities repricing after 90 days. The composition of the gap structure at December 31, 2001 will benefit the Corporation more if interest rates increase during the next year by allowing the net interest margin to grow as asset rates would reprice more quickly than rates on rate-sensitive assets.

CAPITAL RESOURCES
     Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 2001, the Corporation earned $15,653,000 and paid dividends of $7,007,000 to stockholders, resulting in a retention of current earnings of $8,646,000.

     The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2001, the Corporation had a total capital to total risk-weighted asset ratio of 13.63%, a Tier 1 capital to risk-weighted asset ratio of 11.93% and a Tier 1 leverage ratio of 8.78%; the Corporation's bank subsidiary, Busey Bank, had ratios of 11.14%, 9.47%, and 7.62%, respectively; the Corporation's thrift subsidiary, Busey Bank Florida, had ratios of 41.50%, 40.25%, and 7.34%, respectively. As these ratios indicate, the Corporation and its bank subsidiaries exceed the regulatory capital guidelines.

REGULATORY CONSIDERATIONS
     It is management's belief that there are no current recommendations by the regulatory authorities which if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

NEW ACCOUNTING PRONOUNCEMENTS
     Accounting for Business Combinations  In June, 2001, Statement on Financial
     ------------------------------------
Accounting Standards No. 141, "Business Combinations," was issued to address financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 and Statement on Financial Accounting Standards No. 38.
Statement No. 141 requires all business combinations in the scope of this statement to be accounted for using the purchase method. Statement No. 141 is effective for business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later.

     Accounting for Goodwill and Other Assets  Statement of Financial Accounting
     ----------------------------------------
Standard No. 142, "Goodwill and Other Intangible Assets," was issued in June, 2001, by the Financial Accounting Standards Board. The standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets should be accounted for at acquisition and in subsequent periods. Most significantly, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Standard also provides specific guidance for testing goodwill for impairment and requires additional disclosures about goodwill and intangible assets.

     The Standard is effective for fiscal years beginning after December 15, 2001. The Standard is required to be applied to the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Standard are to be reported as resulting from a change in accounting principle. The Corporation will apply Statement No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of

Statement No. 142 is expected to result in an increase in net income of $933,000 ($.07 per share) per year. During 2002 the Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but has not yet determined what effect those tests will have on the earnings and financial position of the Corporation.

     Accounting for Asset Retirement Obligations  In June, 2001, Statement on
     -------------------------------------------
Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

     Accounting for the Impairment or Disposal of Long-Lived Assets  In August
     --------------------------------------------------------------
2001, Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued to supersede Statement No. 121, "Accounting for the Impairment and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Corporation does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

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

C.     SELECTED STATISTICAL INFORMATION

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

     The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

Consolidated Average Balance Sheets and Interest Rates

                                                                         Years Ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                   2001                             2000                           1999
                                    ----------------------------------------------------------------------------------------------
                                      Average     Income/   Yield/     Average    Income/   Yield/     Average    Income/   Yield/
                                      Balance     Expense   Rate       Balance    Expense   Rate       Balance    Expense   Rate
                                    ----------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
Assets
Interest-bearing bank deposits      $   13,721   $    513    3.74%  $    8,714   $    228           $    4,344   $    105    2.42%
Federal funds sold                      30,142      1,179    3.91%      10,310        627    6.08%      10,723        479    4.47%
Investment securities:
    U.S. Treasuries and Agencies       159,969      8,726    5.45%     162,526      9,434    5.80%     153,576      8,637    5.62%
    Obligations of states and
       political subdivisions(1)        43,896      3,169    7.22%      40,833      3,129    7.66%      40,006      3,000    7.50%
    Other securities                    23,382        889    3.80%      19,623        995    5.07%      23,501      1,082    4.93%
Loans (net of unearned
discount)(1),(2)                       961,779     76,842    7.99%     937,239     80,146    8.55%     731,491     60,285    8.24%
                                    ----------------------------------------------------------------------------------------------
Total interest-earning assets(1)    $1,232,889   $ 91,318    7.41%  $1,179,245   $ 94,559    8.02%  $  963,641   $ 73,588    7.64%
                                    ==============================================================================================
Cash and due from banks                 31,690                          28,772                          26,945
Premises and equipment                  30,283                          30,399                          25,437
Allowance for loan losses              (12,774)                        (11,077)                         (7,777)
Other assets                            30,173                          32,777                          23,532
                                    -----------                     -----------                     -----------
Total assets                        $1,312,261                      $1,260,116                      $1,031,778
                                    ===========                     ===========                     ===========

Liabilities and Stockholders'
   Equity
Interest bearing transaction
   deposits                         $   34,199   $    734    2.15%  $   28,976   $    830    2.86%  $   13,951   $    280    2.01%
Savings deposits                        90,544      2,059    2.27%      91,750      2,794    3.05%      85,720      2,554    2.98%
Money market deposits                  359,330      9,614    2.68%     319,512     11,073    3.47%     305,061      9,105    2.98%
Time deposits                          508,400     28,207    5.55%     489,779     27,589    5.63%     373,563     19,146    5.13%
Short-term borrowings:
    Federal funds purchased and
    repurchase agreements               15,692        981    6.25%      29,504      1,752    5.94%      16,068        888    5.53%
    Other                               14,985      1,108    7.39%      44,961      3,491    7.76%      15,510        924    5.96%
Long-term debt                          47,703      2,532    5.31%      53,240      2,947    5.54%      36,505      2,023    5.54%
Company obligated mandatorily
   redeemable preferred securities      13,333      1,200    9.00%           -          -                    -          -
                                    ----------------------------------------------------------------------------------------------
Total interest-bearing liabilities  $1,084,186   $ 46,435    4.28%  $1,057,722   $ 50,476    4.77%  $  846,378   $ 34,920    4.13%
                                    ==============================================================================================
Net interest spread                                          3.13%                           3.25%                           3.51%
                                                           =======                         =======                         =======
Demand deposits                        119,274                         107,882                          91,484
Other liabilities                        9,746                           9,628                           8,425
Stockholders' equity                    99,055                          84,884                          85,491
                                    -----------                     -----------                     -----------
Total liabilities and
    stockholders' equity            $1,312,261                      $1,260,116                      $1,031,778
                                    ===========                     ===========                     ===========

Interest income/earning assets(1)   $1,232,889   $ 91,318    7.41%  $1,179,245   $ 94,559    8.02%  $  963,641   $ 73,588    7.64%
Interest expense/earning assets     $1,232,889   $ 46,435    3.77%  $1,179,245   $ 50,476    4.28%  $  963,641   $ 34,920    3.62%
                                    ----------------------------------------------------------------------------------------------
Net interest margin(1)                           $ 44,883    3.64%               $ 44,083    3.74%               $ 38,668    4.02%
                                                 ========  =======               ========  =======               ========  =======

(1) On a tax equivalent basis, assuming a federal income tax rate of 35%
(2) Non-accrual loans have been included in average loans, net of unearned discount

Changes In Net Interest Income

                                                            Years Ended December 31, 2001, 2000, and 1999
                                                -------------------------------------------------------------------------
                                                Year 2001 vs 2000 Change due to(1)     Year 2000 vs 1999 Change due to(1)
                                                -------------------------------------------------------------------------
                                                 Average      Average      Total       Average      Average      Total
                                                 Volume     Yield/Rate    Change       Volume     Yield/Rate    Change
                                                -------------------------------------------------------------------------
                                                                        (dollars in thousands)
Increase (decrease) in interest income:
    Interest-bearing bank deposits              $    163   $       122   $   285      $    114   $         9   $   123
    Federal funds sold                               678          (126)      552          ($18)          166       148
    Investment securities:
        U.S. Treasuries and Agencies                (147)         (561)     (708)          514           283       797
        States and political subdivisions(2)         175          (135)       40            63            66       129
        Other securities                             346          (452)     (106)         (226)          139       (87)
    Loans(2)                                       2,190        (5,494)   (3,304)       17,519         2,342    19,861
                                                -------------------------------------------------------------------------
Change in interest income(2)                    $  3,405   $    (6,646)  $(3,241)     $ 18,044   $     2,927   $20,971
                                                =======================================================================

Increase (decrease) in interest expense:
    Interest bearing transaction deposits       $    245   $      (341)  $   (96)     $    394   $       156   $   550
    Savings deposits                                 (36)         (699)     (735)          183            57       240
    Money market deposits                          1,759        (3,218)   (1,459)          447         1,521     1,968
    Time deposits                                  1,023          (405)      618         6,404         2,039     8,443
    Federal funds purchased and repurchase
       agreements                                   (869)           98      (771)          793            71       864
    Other                                         (2,223)         (160)   (2,383)        2,213           354     2,567
    Long-term debt                                  (742)          327      (415)          926            (2)      924
    Company obligated mandatorily
       redeemable preferred securities             1,200             -     1,200             -             -         -
                                                -------------------------------------------------------------------------
Change in interest expense                      $    357   $    (4,398)  $(4,041)     $ 11,360   $     4,196   $15,556
                                                -------------------------------------------------------------------------
Increase (decrease) in net interest income(2)   $  3,048   $    (2,248)  $   800      $  6,606   $    (1,191)  $ 5,415
                                                =======================================================================

Percentage increase in net interest income
over prior period                                                            1.8%                                 14.0%
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

     These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of First Busey to successfully complete acquisitions, the continued growth in the geographic area in which the banking subsidiaries operate, and the retention of individuals who currently are very important in the management structure of First Busey.

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

     The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policy established by the asset liability committees and approved by the Corporation's Board of Directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 21.

     The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, 175 basis points and + 200 basis points. Management measure such changes assuming immediate and sustained shifts in the Federal funds rate of 100 and 200 basis points, both upward and downward, and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability balances remain constant at December 31, 2001 balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a rising and declining rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates at December 31, 2001, was as follows:

                                                                  Basis Point Changes
                                                          -----------------------------------
                                                          -175     -100      +100      +200
                                                          -----------------------------------
Percentage change in net interest income due to an
immediate change in interest over a one-year period       2.10%    1.51%    (0.27%)   (0.63%)



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are presented beginning on page 32.

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

             FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               -----
           Independent Auditor's Report                           33
           Consolidated Balance Sheets                            34
           Consolidated Statements of Income                      35
           Consolidated Statements of Stockholders' Equity     36-38
           Consolidated Statements of Cash Flows               39-41
           Notes to Consolidated Financial Statements          42-72
           Management Report                                      73
           Independent Accountant's Report                        74

REPORTS ON FORM 8-K
No reports on Form 8-K have been filed for or on behalf of First Busey Corporation during the last quarter of 2001. On April 17, 2001, the Corporation filed a report on Form 8-K dated April 16, 2001, relating to Vision 2010, First Busey Corporation's strategic plan, which was presented at the Corporation's annual shareholder meeting held April 16, 2001.

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

          Signature                      Title
          //DOUGLAS C. MILLS//           Chairman of the Board, Chief
          ----------------------         Executive Officer
          Douglas C. Mills               (Principal Executive Officer)

          //BARBARA J. JONES//           Chief Financial Officer
          ----------------------         (Principal Financial Officer)
          Barbara J. Jones

          //JOSEPH M. AMBROSE//          Director
          ----------------------
          Joseph M. Ambrose

          //SAMUEL P. BANKS//            Director
          ----------------------
          Samuel P. Banks

          //T.O. DAWSON//                Director
          ----------------------
          T. O. Dawson

          //VICTOR F. FELDMAN//          Director
          ----------------------
          Victor F. Feldman

          //KENNETH M. HENDREN//         Director
          ----------------------
          Kenneth M. Hendren

          //E. PHILLIPS KNOX//           Director
          ----------------------
          E. Phillips Knox

          //BARBARA J. KUHL//            Director
          ----------------------
          Barbara J. Kuhl

          //P. DAVID KUHL//              Director
          ----------------------
          P. David Kuhl

          //V. B. LEISTER, JR.//         Director
          ----------------------
          V. B. Leister, Jr.

          //LINDA M. MILLS//             Director
          ----------------------
          Linda M. Mills

          //EDWIN A. SCHARLAU//          Director
          ----------------------
          Edwin A. Scharlau II

          //DAVID C. THIES//             Director
          ----------------------
          David C. Thies

          //ARTHUR R. WYATT//            Director
          ----------------------
          Arthur R. Wyatt

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                                    CONTENTS




--------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                      33
--------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated balance sheets                                     34

  Consolidated statements of income                               35

  Consolidated statements of stockholders' equity            36 - 38

  Consolidated statements of cash flows                      39 - 41

  Notes to consolidated financial statements                 42 - 72

--------------------------------------------------------------------

INTERNAL CONTROL REPORTS

  Management Report - Effectiveness of the Internal Control       73

  Independent Accountant's Report                                 74

--------------------------------------------------------------------


                          INDEPENDENT AUDITOR'S REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
FIRST BUSEY CORPORATION
URBANA, ILLINOIS

We have audited the accompanying consolidated balance sheets of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


//McGladrey & Pullen, LLP//

Champaign, Illinois
February 8, 2002

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

                                                                            2001         2000
-----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
ASSETS
Cash and due from banks                                                $   41,580   $   58,585
Federal funds sold                                                         20,000       34,700
Securities available for sale                                             210,869      228,597
Loans held for sale (fair value 2001 $22,069; 2000 $5,568)                 21,884        5,492
Loans (net of allowance for loan losses 2001 $13,688; 2000 $12,268)       942,534      966,609
Premises and equipment                                                     29,081       31,253
Goodwill and other intangibles                                             10,504       12,255
Other assets                                                               24,237       17,553
                                                                       ------------------------
         TOTAL ASSETS                                                  $1,300,689   $1,355,044
                                                                       ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits:
       Noninterest bearing                                             $  138,685   $  134,669
       Interest bearing                                                   967,314    1,014,118
                                                                       ------------------------
         TOTAL DEPOSITS                                                 1,105,999    1,148,787
   Securities sold under agreements to repurchase                           9,767       18,890
   Short-term borrowings                                                    2,000       30,000
   Long-term debt                                                          47,021       55,259
   Company obligated mandatorily redeemable preferred securities           25,000            -
   Other liabilities                                                        5,112        9,783
                                                                       ------------------------
         TOTAL LIABILITIES                                              1,194,899    1,262,719
                                                                       ------------------------

Stockholders' Equity
   Preferred stock, no par value, 1,000,000 shares authorized, no
      shares issued                                                             -            -
   Common stock, no par value, authorized 40,000,000 shares;
      14,154,706 shares issued                                              6,291        6,291
   Surplus                                                                 21,170       22,044
   Retained earnings                                                       81,861       73,215
   Accumulated other comprehensive income                                   8,128        5,917
                                                                       ------------------------
         TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK,
            UNEARNED ESOP SHARES AND DEFERRED COMPENSATION
            FOR RESTRICTED STOCK AWARDS                                   117,450      107,467
   Treasury stock, at cost, 477,018 shares 2001; 703,526 shares 2000       (9,639)     (12,858)
   Unearned ESOP shares and deferred compensation for restricted
      stock awards                                                         (2,021)      (2,284)
                                                                       ------------------------
         TOTAL STOCKHOLDERS' EQUITY                                       105,790       92,325
                                                                       ------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,300,689   $1,355,044
                                                                       ========================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001     2000     1999
---------------------------------------------------------------------------------
                                                         (Dollars in thousands,
                                                        except per share amounts)
Interest income:
   Loans                                               $76,618  $79,924  $60,058
   Securities
      Taxable interest income                           10,011   10,531    9,699
      Nontaxable interest income                         2,060    2,034    1,950
      Dividends                                            117      126      125
   Federal funds sold                                    1,179      627      479
                                                       --------------------------
         TOTAL INTEREST INCOME                          89,985   93,242   72,311
                                                       --------------------------

Interest expense:
   Deposits                                             40,614   42,286   31,085
   Short-term borrowings                                 2,089    5,243    1,812
   Long-term debt                                        2,532    2,947    2,023
   Company obligated mandatorily redeemable preferred
      securities                                         1,200        -        -
                                                       --------------------------
         TOTAL INTEREST EXPENSE                         46,435   50,476   34,920
                                                       --------------------------
         NET INTEREST INCOME                            43,550   42,766   37,391
Provision for loan losses                                2,020    2,515    2,570
                                                       --------------------------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                             41,530   40,251   34,821
                                                       --------------------------

Other income:
   Service charges on deposit accounts                   6,121    5,341    3,798
   Trust fees                                            4,607    4,364    4,013
   Commissions and brokers' fees, net                    2,162    1,901    1,472
   Other service charges and fees                        1,667    2,075    2,302
   Security gains, net                                   1,285      737    1,035
   Trading security (losses), net                            -        -      (27)
   Gain on sales of loans                                2,296    1,112      895
   Net commissions from travel services                    864      922      990
   Other                                                 2,458    1,836    1,714
                                                       --------------------------
         TOTAL OTHER INCOME                             21,460   18,288   16,192
                                                       --------------------------

Other expenses:
   Salaries and wages                                   17,624   16,192   14,758
   Employee benefits                                     3,442    2,888    2,807
   Net occupancy expense of premises                     3,110    3,115    2,690
   Furniture and equipment expenses                      3,847    3,614    3,320
   Data processing                                         799    1,142      838
   Amortization and impairment of intangible assets      1,751    2,288    1,166
   Stationery, supplies and printing                     1,016    1,029      986
   Other                                                 7,385    6,981    6,498
                                                       --------------------------
         TOTAL OTHER EXPENSES                           38,974   37,249   33,063
                                                       --------------------------
         INCOME BEFORE INCOME TAXES                     24,016   21,290   17,950
Income taxes                                             8,363    7,237    5,402
                                                       --------------------------
         NET INCOME                                    $15,653  $14,053  $12,548
                                                       ==========================
Basic earnings per share                               $  1.16  $  1.05  $  0.92
                                                       ==========================
Diluted earnings per share                             $  1.15  $  1.03  $  0.90
                                                       ==========================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
------------------------------------------------------------------------------------------------------------------------------



                                                                                        Accumulated
                                                                                           Other                      Unearned
                                                        Common              Retained    Comprehensive    Treasury       ESOP
                                                         Stock    Surplus   Earnings       Income          Stock       Shares
                                                        ----------------------------------------------------------------------
                                                                    (Dollars in thousands except per share amounts)
Balance, December 31, 1998                                6,291    21,283     59,028            6,799      (5,865)       (400)

Comprehensive Income:
   Net Income                                                 -         -     12,548                -           -           -
   Other comprehensive income, net of tax:
      Unrealized losses on securities available for
         sale arising during the period, net of taxes         -         -          -                -           -           -
         of ($1,879)
      Reclassification adjustment, net of taxes of            -         -          -                -           -           -

         ($411)
   Other comprehensive income, net of taxes of
         ($2,290)                                             -         -          -           (4,725)          -           -

Comprehensive Income                                          -         -          -                -           -           -


Purchase of 276,409 shares for the treasury                   -         -          -                -      (5,850)          -
Issuance of 97,280 shares of treasury stock for
   option exercise and related tax benefit                    -       336          -                -         835           -
Issuance of 13,000 shares of treasury stock to
   benefit plans                                              -       131          -                -         109           -
Cash dividends:
   Common stock at $.44 per share                             -         -     (6,004)               -           -           -
Principal payments on employee stock
    ownership plan debt                                       -         -          -                -           -         150
Proceeds from employee stock ownership plan
    debt                                                      -         -          -                -           -      (2,370)
Forfeiture of restricted stock issued under
    restricted stock award plan                               -         -          -                -          (2)          -
Amortization of restricted stock issued under
   restricted stock award plan                                -         -          -                -           -           -
                                                        ----------------------------------------------------------------------

Balance, December 31, 1999                              $ 6,291  $ 21,750  $  65,572   $        2,074   $ (10,773)  $  (2,620)
                                                        ----------------------------------------------------------------------


                                                           Deferred
                                                         Compensation
                                                        for Restricted
                                                             Stock
                                                             Awards                   Total
                                                        ------------------------------------
                                                        (Dollars in thousands except per share amounts)
Balance, December 31, 1998                                          (33)             87,103

Comprehensive Income:
   Net Income                                                         -              12,548
   Other comprehensive income, net of tax:
      Unrealized losses on securities available for
         sale arising during the period, net of taxes                 -              (4,101)
         of ($1,879)
      Reclassification adjustment, net of taxes of                    -                (624)
                                                                                    --------
         ($411)
   Other comprehensive income, net of taxes of
         ($2,290)                                                     -              (4,725)
                                                                                    --------
Comprehensive Income                                                  -               7,823
                                                                                    --------

Purchase of 276,409 shares for the treasury                           -              (5,850)
Issuance of 97,280 shares of treasury stock for
   option exercise and related tax benefit                            -               1,171
Issuance of 13,000 shares of treasury stock to
   benefit plans                                                      -                 240
Cash dividends:
   Common stock at $.44 per share                                     -              (6,004)
Principal payments on employee stock
    ownership plan debt                                               -                 150
Proceeds from employee stock ownership plan
    debt                                                              -              (2,370)
Forfeiture of restricted stock issued under
    restricted stock award plan                                       2                   -
Amortization of restricted stock issued under
   restricted stock award plan                                       21                  21
                                                        ------------------------------------

Balance, December 31, 1999                              $           (10)            $82,284
                                                        ------------------------------------

                                                                     (continued)



FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------------



                                                                                 Accumulated
                                                                                    Other                     Unearned
                                                 Common              Retained    Comprehensive   Treasury       ESOP
                                                  Stock    Surplus   Earnings       Income         Stock       Shares
                                                 ---------------------------------------------------------------------
                                                         (Dollars in thousands except per share amounts)
Balance, December 31, 1999                       $ 6,291  $ 21,750  $  65,572   $        2,074  $ (10,773)  $  (2,620)

Comprehensive income:
   Net income                                          -         -     14,053                -          -           -
   Other comprehensive income, net of tax:
      Unrealized gains on securities available
         for sale arising during period, net
         of taxes of $2,811                            -         -          -                -          -           -
      Reclassification adjustment, net of
         taxes of ($292)                               -         -          -                -          -           -

   Other comprehensive income, net of
      taxes of $2,519                                  -         -          -            3,843          -           -

Comprehensive income                                   -         -          -                -          -           -


Purchase of 118,479 shares for the treasury            -         -          -                -     (2,385)          -
Issuance of 20,000 shares of treasury stock
   for acquisition of customer list                    -       205          -                -        195           -
Issuance of 10,150 shares of treasury stock
   for bonus compensation program                      -        83          -                -         98           -
Issuance of 700 shares of treasury stock
   for restricted stock grants                         -         6          -                -          7           -
Cash dividends:
   Common stock $.48 per share                         -         -     (6,410)               -          -           -
Principal payments on employee stock
   ownership plan debt                                 -         -          -                -          -         337
Release of restricted stock issued under
   restricted stock award plan                         -         -          -                -          -           -
                                                 ---------------------------------------------------------------------

Balance, December 31, 2000                       $ 6,291  $ 22,044  $  73,215   $        5,917  $ (12,858)  $  (2,283)
                                                 ---------------------------------------------------------------------


                                                     Deferred
                                                   Compensation
                                                  for Restricted
                                                      Stock
                                                      Awards                  Total
                                                 ------------------------------------
                                                 (Dollars in thousands except per share amounts)
Balance, December 31, 1999                       $           (10)            $82,284

Comprehensive income:
   Net income                                                  -              14,053
   Other comprehensive income, net of tax:
      Unrealized gains on securities available
         for sale arising during period, net
         of taxes of $2,811                                    -               4,288
      Reclassification adjustment, net of
         taxes of ($292)                                       -                (445)
                                                                             --------
   Other comprehensive income, net of
      taxes of $2,519                                          -               3,843
                                                                             --------
Comprehensive income                                           -              17,896
                                                                             --------

Purchase of 118,479 shares for the treasury                    -              (2,385)
Issuance of 20,000 shares of treasury stock
   for acquisition of customer list                            -                 400
Issuance of 10,150 shares of treasury stock
   for bonus compensation program                              -                 181
Issuance of 700 shares of treasury stock
   for restricted stock grants                               (13)                  -
Cash dividends:
   Common stock $.48 per share                                 -              (6,410)
Principal payments on employee stock
   ownership plan debt                                         -                 337
Release of restricted stock issued under
   restricted stock award plan                                22                  22
                                                 ------------------------------------

Balance, December 31, 2000                       $            (1)            $92,325
                                                 ------------------------------------

                                                                     (continued)



FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
-------------------------------------------------------------------------------------------------------------------------------



                                                                                          Accumulated
                                                                                             Other                     Unearned
                                                         Common               Retained    Comprehensive   Treasury       ESOP
                                                          Stock    Surplus    Earnings       Income         Stock       Shares
                                                         ----------------------------------------------------------------------
                                                                      (Dollars in thousand except per share amounts)
Balance, December 31, 2000                                 6,291    22,044      73,215            5,917    (12,858)     (2,283)

Comprehensive Income:
   Net Income                                                  -         -      15,653                -          -           -
   Other comprehensive income, net of tax:
      Unrealized gains on securities available for
          sale arising during the period, net of taxes
          of $1,963                                            -         -           -                -          -           -
      Reclassification adjustment, net of taxes of
          ($510)                                               -         -           -                -          -           -

   Other comprehensive income, net of taxes of
          $1,453                                               -         -           -            2,211          -           -

Comprehensive Income                                           -         -           -                -          -           -


Purchase of 168,734 shares for the treasury                    -         -           -                -     (3,237)          -
Issuance of 369,000 shares of treasury stock for
   option exercise and related tax benefit                     -      (872)          -                -      5,940           -
Issuance of 22,756 shares of treasury stock to
   benefit plans                                               -        18           -                -        444           -
Issuance of 3,236 shares of treasury stock for
   bonus compensation program                                  -        (3)          -                -         68           -
Issuance of 250 shares of treasury stock for
   restricted stock grants                                     -         1           -                -          4           -
Cash dividends:
   Common stock at $.52 per share                              -         -      (7,007)               -          -           -
Principal payments on employee stock
   ownership plan debt                                         -       (18)          -                -          -         262
Release of restricted stock issued under
   restricted stock award plan                                 -         -           -                -          -           -
                                                         ----------------------------------------------------------------------

Balance, December 31, 2001                               $ 6,291  $ 21,170   $  81,861   $        8,128  $  (9,639)  $  (2,021)
                                                         ======================================================================




                                                             Deferred
                                                           Compensation
                                                          for Restricted
                                                               Stock
                                                               Awards                  Total
                                                         -------------------------------------
                                                         (Dollars in thousand except per share amounts)
Balance, December 31, 2000                                            (1)              92,325

Comprehensive Income:
   Net Income                                                          -               15,653
   Other comprehensive income, net of tax:
      Unrealized gains on securities available for
          sale arising during the period, net of taxes
          of $1,963                                                    -                2,986
      Reclassification adjustment, net of taxes of
          ($510)                                                       -                 (775)
                                                                                     ---------
   Other comprehensive income, net of taxes of
          $1,453                                                       -                2,211
                                                                                     ---------
Comprehensive Income                                                   -               17,864
                                                                                     ---------

Purchase of 168,734 shares for the treasury                            -               (3,237)
Issuance of 369,000 shares of treasury stock for
   option exercise and related tax benefit                             -                5,068
Issuance of 22,756 shares of treasury stock to
   benefit plans                                                       -                  462
Issuance of 3,236 shares of treasury stock for
   bonus compensation program                                          -                   65
Issuance of 250 shares of treasury stock for
   restricted stock grants                                            (5)                   -
Cash dividends:
   Common stock at $.52 per share                                      -               (7,007)
Principal payments on employee stock
   ownership plan debt                                                 -                  244
Release of restricted stock issued under
   restricted stock award plan                                         6                    6
                                                         -------------------------------------

Balance, December 31, 2001                               $             -             $105,790
                                                         =====================================


See Accompanying Notes to Consolidated Financial Statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        2001        2000        1999
--------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Cash Flows from Operating Activities
   Net income                                       $  15,653   $  14,053   $  12,548
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Stock-based compensation                             65         181           -
      Depreciation and amortization                     5,724       6,052       4,501
      Provision for loan losses                         2,020       2,515       2,570
      Non-cash ESOP adjustment                            (18)          -           -
      Provision for deferred income taxes                (407)        287        (737)
      Stock dividends                                    (403)          -           -
      Accretion of security discounts, net               (819)       (340)       (161)
      Gain on sales of securities, net                 (1,285)       (737)     (1,035)
      Proceeds from sales of loans                    260,797      65,828      90,058
      Loan originated for sale                       (274,893)    (64,718)    (81,937)
      Gain on sales of loans, net                      (2,296)     (1,112)       (895)
      Loss on sales and dispositions of
         premises and equipment                           388          16         122
      Change in assets and liabilities:
         Decrease (increase) in other assets            3,506         (22)     (2,782)
         (Decrease) increase in other liabilities      (5,877)        341        (507)
                                                    ----------------------------------
            NET CASH PROVIDED BY OPERATING
                  ACTIVITIES                            2,155      22,344      21,745
                                                    ----------------------------------

Cash Flows from Investing Activities
   Securities available for sale:
      Purchases                                      (125,173)    (68,198)   (129,587)
      Proceeds from sales                               9,105      18,157      62,828
      Proceeds from maturities                        139,967      53,929     102,234
Decrease (increase) in federal funds sold              14,700     (21,200)    (10,098)
Decrease (increase) in loans                           22,025     (98,649)   (117,111)
Purchases of premises and equipment                    (2,380)     (6,993)     (4,039)
Proceeds from sales of premises and equipment             197         732          43
Investment in life insurance                          (10,000)          -           -
Purchase of subsidiaries, net of cash and due
   from banks acquired                                      -           -     (20,456)
                                                    ----------------------------------
         NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES                              48,441    (122,222)   (116,186)
                                                    ----------------------------------

                                                                     (continued)




FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            2001       2000       1999
----------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Cash Flows from Financing Activities
   Net (decrease) increase in certificates of deposit    $(95,849)  $ 62,688   $ 49,769
   Net increase in demand deposits, money market
      and savings accounts                                 53,061     58,118     19,380
   Net (decrease) increase in federal funds
      purchased and securities sold under agreements
      to repurchase                                        (9,123)    (4,690)    23,580
   Proceeds from short-term borrowings                      4,500     55,925     42,357
   Principal payments on short-term borrowings            (32,500)   (71,632)    (2,150)
   Proceeds from long-term debt                            18,000     18,000     11,000
   Principal payments on long-term debt                   (25,976)   (20,873)    (4,974)
   Proceeds from issuance of trust preferred securities    25,000          -          -
   Cash dividends paid                                     (7,007)    (6,410)    (6,004)
   Purchase of treasury stock                              (3,237)    (2,385)    (5,850)
   Proceeds from sales of treasury stock                    5,530          -      1,411
                                                         -------------------------------
         Net cash (used in) provided by
            financing activities                          (67,601)    88,741    128,519
                                                         -------------------------------

         Net (decrease) increase in cash
            and due from banks                            (17,005)   (11,137)    34,078

Cash and due from banks, beginning                         58,585     69,722     35,644
                                                         -------------------------------

Cash and due from banks, ending                          $ 41,580   $ 58,585   $ 69,722
                                                         ===============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash payments for:
      Interest                                           $ 49,332   $ 48,546   $ 34,321
                                                         ===============================

      Income taxes                                       $  8,297   $  5,921   $  6,395
                                                         ===============================

                                                                     (Continued)




FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001       2000       1999
----------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Other real estate acquired in settlement of loans    $      30  $     316  $     360
                                                        ================================

   Principal payments on ESOP debt                      $     262  $     337  $     150
                                                        ================================

   Proceeds from ESOP debt                              $       -  $       -  $   2,370
                                                        ================================

   Customer list acquired in exchange for
      common stock                                      $       -  $     400  $       -
                                                        ================================

   Purchase of Subsidiary:

   Purchase price                                       $       -  $       -  $  27,075
                                                        ================================

   Assets acquired:
      Cash and due from banks                           $       -  $       -  $   6,619
      Federal funds sold                                        -          -      3,402
      Securities available for sale                             -          -     48,349
      Loans held for sale                                       -          -      1,450
      Loans                                                     -          -    112,696
      Premises and equipment                                    -          -      3,852
      Other assets                                              -          -     10,443
   Liabilities assumed:
      Deposits                                                  -          -   (132,128)
      Long-term debt                                            -          -    (24,823)
      Other liabilities                                         -          -     (2,785)
                                                        --------------------------------
                                                        $       -  $       -  $  27,075
                                                        ================================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of business:
-----------------------

First Busey Corporation (the Corporation) is a financial holding company whose subsidiaries provide a full range of banking services, including security broker/dealer services and investment management and fiduciary services, to individual and corporate customers through its locations in Central Illinois, Indianapolis, Indiana, and Fort Myers, Florida. The Corporation and subsidiaries are subject to competition from other financial institutions and nonfinancial institutions providing financial products and services. First Busey Corporation and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation
----------------------

The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiaries: Busey Travel, Inc., and BAT, Inc.; Busey Bank Florida; First Busey Resources, Inc.; Busey Investment Group, Inc. and its subsidiaries: First Busey Trust & Investment Company, Inc., First Busey Securities, Inc., and Busey Insurance Services, Inc.; and First Busey Capital Trust I, LP. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practice within the banking industry.

Use of estimates
----------------

In preparing the consolidated financial statements, the Corporation's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans.

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

Securities purchased with the intent to earn a profit by trading or reselling them in a short period of time are classified as trading securities and are carried at fair value. Realized and unrealized gains and losses are included in income. At December 31, 2001 and 2000, there were no securities classified in this category.

Loans
-----

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by fees and an allowance for loan losses.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Allowance for loan losses
-------------------------

The allowance for loan losses is established through a provision for loan losses charged to operating expense. Loan losses are charged againsed the allowance when management believes the loans are uncollectible. Subsequent recoveries, if any, are credited to the allowance. The allowance is based upon continuous credit reviews of the loan portfolio and considers changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans, current and anticipated economic conditions that may affect the borrowers' ability to pay, historical loan loss experience and other factors, which, in management's opinion, deserve current recognition in estimating loan losses.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Intangible assets
-----------------

Costs in excess of the estimated fair value of identifiable net assets acquired consist primarily of goodwill, core deposit intangible and other identifiable intangible assets. Goodwill is amortized on a straight-line basis over periods not to exceed 25 years. Core deposit and other identifiable intangible assets are amortized on an accelerated basis over the estimated period benefited up to 10 years. Intangible assets, net of accumulated amortization were approximately $10,504,000 and $12,255,000 as of December 31, 2001 and 2000, respectively.
Total amortization expense was approximately $1,751,000, $2,288,000 and $1,166,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the balances as of and for the year ended December 31, 2000 to be consistent with the classifications adopted as of and for the year ended December 31, 2001.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following reflects net income per share calculations for basic and diluted methods:

                                                           December 31,
                                              -------------------------------------
                                                  2001         2000         1999
                                              -------------------------------------

Net income available to common shareholders    15,653,000   14,053,000   12,548,000

Basic average common shares outstanding        13,486,688   13,356,197   13,597,122
Dilutive potential due to stock options           135,300      246,995      317,492
                                              -------------------------------------

Average number of common shares and dilutive
   potential common shares outstanding         13,621,988   13,603,192   13,914,614
                                              =====================================

Basic net income per share                    $      1.16  $      1.05  $      0.92
                                              =====================================

Diluted net income per share                  $      1.15  $      1.03  $      0.90
                                              =====================================


Recent accounting pronouncements
--------------------------------

Accounting for Business Combinations  In June 2001, Statement on Financial
------------------------------------
Accounting Standards No. 141, "Business Combinations," was issued to address financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 and Statement on Financial Accounting Standards No. 38. Statement No. 141 requires all business combinations in the scope of this statement to be accounted for using the purchase method. Statement No. 141 is effective for business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the acquisition date is July 1, 2001 or later.

Accounting for Goodwill and Other Assets  Statement of Financial Accounting
----------------------------------------
Standard No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 by the Financial Accounting Standards Board. The standard addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets should be accounted for at acquisition and in subsequent periods. Most significantly, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Standard also provides specific guidance for testing goodwill for impairment and requires additional disclosures about goodwill and intangible assets.

The Standard is effective for fiscal years beginning after December 15, 2001. The Standard is required to be applied to the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Standard are to be reported as resulting from a change in accounting principle. The Corporation will apply Statement No. 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement No. 142 is expected to result in an increase in net income of $933,000 ($.07 per share) per year. During 2002, the Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets, but has not yet determined what effect those tests will have on the earnings and financial position of the Corporation.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Accounting for Asset Retirement Obligations  In June 2001, Statement on
-------------------------------------------
Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets  In August 2001,
--------------------------------------------------------------
Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued to supersede Statement No. 121, "Accounting for the Impairment and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Corporation does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 3. CASH AND DUE FROM BANKS

The Corporation's banking and thrift subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2001 and 2000 were approximately $8,464,000 and $6,103,000, respectively.

In October 1997, the Corporation's bank subsidiary established a clearing balance requirement of $2,000,000 with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 2001 and 2000, the clearing balance requirement was $2,750,000. These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services. The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

The Corporation maintains its cash in deposit accounts which, at times, may exceed federally insured limits. The Corporation has not experienced any losses in such accounts. The Corporation believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE 4. SECURITIES

The amortized cost and fair values of securities available for sale are summarized as follows:

                                                           Gross        Gross
                                          Amortized     Unrealized    Unrealized       Fair
                                             Cost          Gains        Losses         Value
                                           --------------------------------------------------
                                                         (Dollars in thousands)
December 31, 2001:
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies               $140,304        $ 3,186          $  -     $143,490
Obligations of states and political
   subdivisions                              42,929          1,008           170       43,767
Corporate securities                          5,407            159            12        5,554
                                           --------------------------------------------------
                                            188,640          4,353           182      192,811
Mutual funds and other equity securities      8,758          9,300             -       18,058
                                           --------------------------------------------------

                                           $197,398        $13,653          $182     $210,869
                                           ==================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                          Gross         Gross
                                          Amortized     Unrealized    Unrealized       Fair
                                             Cost         Gains         Losses         Value
                                           ---------------------------------------------------
                                                         (Dollars in thousands)
December 31, 2000:
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies               $162,311        $   720          $145      $162,886
Obligations of states and political
   subdivisions                              42,612            788           203        43,197
Corporate securities                          5,076             42            75         5,043
                                           ---------------------------------------------------
                                            209,999          1,550           423       211,126
Mutual funds and other equity securities      8,791          8,686             6        17,471
                                           ---------------------------------------------------

                                           $218,790        $10,236          $429      $228,597
                                           ===================================================


The amortized cost and fair value of securities, other than equity securities, as of December 31, 2001, by contractual maturity, are shown below.

                                           Amortized      Fair
                                              Cost        Value
                                            ---------------------
                                           (Dollars in thousands)
Due in one year or less                     $ 56,209     $ 57,195
Due after one year through five years        105,244      108,052
Due after five years through ten years        24,016       24,361
Due after ten years                            3,171        3,203
                                            ---------------------
                                            $188,640     $192,811
                                            =====================


Gains and losses related to sales of securities are summarized as follows (in thousands):

                           For the Years Ended December 31,
                           --------------------------------
                              2001       2000         1999
                           --------------------------------

Gross security gains        $1,285      $ 973       $1,060
Gross security losses            -       (236)         (25)
                           --------------------------------

 NET SECURITY GAINS         $1,285      $ 737       $1,035
                           ================================

The tax provisions for these net realized gains and losses amounted to $510,000, 292,000,and $411,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Investment securities with carrying values of $139,120,000 and $178,117,000 on December 31, 2001 and 2000, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 5. LOANS

The composition of loans is as follows:

                                                       December 31,
                                                  ----------------------
                                                       2001        2000
                                                  ----------------------
                                                  (Dollars in thousands)

Commercial                                          $121,694    $124,052
Real estate construction                              83,701      75,672
Real estate - farmland                                14,414      15,411
Real estate - 1 to 4 family residential mortgage     349,270     398,734
Real estate - multifamily mortgage                    54,265      61,954
Real estate - non-farm nonresidential mortgage       253,932     231,230
Installment                                           57,924      50,980
Agricultural                                          21,022      20,844
                                                  ----------------------
                                                     956,222     978,877
Less:
   Allowance for loan losses                          13,688      12,268
                                                  ----------------------

         NET LOANS                                  $942,534    $966,609
                                                  ======================

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $308,197,000 and $293,184,000 as of December 31, 2001 and 2000, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are reflected by changing economic conditions and the economic prospects of borrowers.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table presents data on impaired loans:

                                                         2001       2000       1999
                                                       -----------------------------
                                                         (Dollars in thousands)

Impaired loans for which an allowance has
   been provided                                       $     -    $     -    $     -
Impaired loans for which no allowance has
   been provided                                       $   656    $    92    $   246
                                                       -----------------------------

Total loans determined to be impaired                  $   656    $    92    $   246
                                                       =============================

Allowance for loan loss for impaired loans included
   in the allowance for loan losses                    $     -    $     -    $     -
                                                       =============================
Average recorded investment in impaired loans          $   390    $   170    $   203
                                                       =============================
Interest income recognized from impaired loans         $     9    $     -    $     -
                                                       =============================
Cash basis interest income recognized from
   impaired loans                                      $     9    $     -    $     -
                                                       =============================


NOTE 6.  SERVICING

The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $273,225,000, $184,419,000 and $212,600,000 as of
December 31, 2001, 2000 and 1999, respectively.

The balance of capitalized servicing rights included in other assets at December 31, 2001 and 2000, was $913,000 and $420,000, respectively. The following summarizes mortgage servicing rights capitalized and amortized:

                                          For the Years Ended December 31,
                                          --------------------------------
                                            2001        2000        1999
                                          --------------------------------

Mortgage servicing rights capitalized     $   961     $   133     $   389
                                          ================================
Mortgage servicing rights amortized       $   468     $   212     $    15
                                          ================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 7. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                      Years Ended December 31,
                                              ----------------------------------------
                                                  2001           2000           1999
                                              ----------------------------------------
                                                       (Dollars in thousands)

Balance, beginning of year                    $  12,268      $  10,403      $   7,101
   Allowance associated with acquisition              -              -          1,101
   Provision for loan losses                      2,020          2,515          2,570
   Recoveries applicable to loan balances
      previously charged off                        176            124            182
   Loan balances charged off                       (776)          (774)          (551)
                                              ----------------------------------------

Balance, ending of year                       $  13,688      $  12,268      $  10,403
                                              ========================================


NOTE 8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                        December 31,
                                  -----------------------
                                      2001         2000
                                  -----------------------
                                   (Dollars in thousands)

Land                              $   7,101     $   7,101
Buildings and improvements           31,427        30,999
Furniture and equipment              18,352        18,945
                                  -----------------------
                                     56,880        57,045
Less accumulated depreciation        27,799        25,792
                                  -----------------------

                                  $  29,081     $  31,253
                                  =======================


Depreciation expense was $3,967,000, $3,742,000 and $3,314,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE 9. DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $91,317,000 and $167,357,000 at December 31, 2001 and 2000,
respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

As of December 31, 2001, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2002                        $332,229
2003                          66,749
2004                          21,688
2005                          13,489
2006                          15,660
Thereafter                       204
                            --------
                            $450,019
                            ========


NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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


NOTE 11. SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                                                  December 31,
                                                                                 2001         2000
                                                                             ----------------------
                                                                             (Dollars in thousands)
Notes payable, American National Bank of Chicago, interest payable quarterly:

   $10,000,000 line of credit, at one-year LIBOR plus 1.40% (effective rate of 6.72875% at December 31, 2001), due January 18, 2002,
   collateralized by all of the common stock of Busey Bank and Busey
   Bank Florida                                                                  1,000            -

   $10,000,000 line of credit, at one-year LIBOR plus 1.40% (effective rate of 8.29375% at December 31, 2000), due January 19, 2001,
   collateralized by all of the common stock of Busey Bank and Busey
   Bank Florida                                                                      -        3,000

   $25,000,000 line of credit, at one-year LIBOR plus 1.40% (effective rate of 6.72875% at December 31, 2000), due January 18, 2002, collateralized
   by all of the common stock of Busey Bank and Busey Bank Florida               1,000            -

   $27,000,000 line of credit, at one-year LIBOR plus 1.40% (effective rate of 8.29375% at December 31, 2001), due January 19, 2001, collateralized
   by all of the common stock of Busey Bank and Busey Bank Florida                   -       27,000

                                                                             ----------------------
                                                                             $   2,000    $  30,000
                                                                             ======================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 12. LONG-TERM BORROWINGS

Long-term borrowings are summarized as follows:

                                                                                 December 31,
                                                                               2001         2000
                                                                            ----------------------
                                                                            (Dollars in thousands)
Notes payable, Federal Home Loan Bank of Chicago, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home
Loan Bank of Chicago stock

   Fixed rate at 5.30%, monthly installment of interest through
   January 16, 2008, balance due January 16, 2008, redeemable
   by issuer on January 16, 2003                                            $  5,000      $  5,000

   Fixed rate at 5.01%, monthly installment of interest through
   February 17, 2008, balance due February 17, 2008, redeemable
   by issuer on February 17, 2001 and quarterly thereafter                    10,000        10,000

   Fixed rate at 5.55%, monthly installment of interest through
   September 3, 2003, balance due September 3, 2003                            5,000         5,000

   Fixed rate at 5.49%, monthly installment of interest through
   February 19, 2004, balance due February 19, 2004                            5,000         5,000

   Fixed rate at 4.95%, monthly installment of interest through
   January 16, 2008, balance due January 16, 2008, redeemable
   by issuer on January 16, 2001 and quarterly thereafter                      5,000         4,992

   Fixed rate at 5.07%, monthly installment of interest through
   February 27, 2008, balance due February 27, 2008, redeemable
   by issuer on February 27, 2001 and quarterly thereafter                     2,000         1,997

   Fixed rate at 4.30%, monthly installment of interest through
   October 6, 2008, balance due October 6, 2008, redeemable
   by issuer on October 5, 2001 and quarterly thereafter                       3,000         2,987

   Fixed rate at 6.60%, monthly installment of interest through
   March 20, 2002, balance due March 20, 2002                                  2,000         2,000

   Fixed rate at 6.60%, monthly installment of interest through
   March 20, 2002, balance due March 20, 2002                                  2,000         2,000

   Fixed rate at 6.54%, monthly installment of interest through
   March 22, 2002, balance due March 22, 2002                                  4,000         4,000



FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                                 December 31,
                                                                               2001         2000
                                                                            ----------------------
                                                                            (Dollars in thousands)
Fixed rate at 4.95%, monthly installment of interest through
   September 11, 2006, balance due September 11, 2006                         2,000              -

   Three month LIBOR less 7 basis points (effective rate of 6.4663%
   at December 31, 2000), monthly installment of interest through
   March 20, 2001, balance due March 20, 2001, redeemable by
   issuer on June 20, 2000 and quarterly thereafter                               -          5,000

   Fixed rate at 6.58%, monthly installment of interest through
   February 28, 2001, balance due February 28, 2001                               -          5,000


Notes payable, American National Bank of Chicago, interest payable quarterly

   $2,370,000 term loan, at one-year LIBOR plus 1.40% (effective rate of
   6.72875% at December 31, 2001), principal payment of $237,000 due annually on December 15, final payment due December 15, 2009, colateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in November, 1999
   (80,000 shares as of December 31, 2001; 90,000 shares as of
   December 31, 2000)                                                         1,896          2,133

   $250,000 term loan, at LIBOR plus 1.40% (effective rate of
   6.72875% at December 31, 2001), principal payment of $25,000 due annually on December 15, final payment due December 15, 2006, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in August, 1997
   (10,000 shares as of December 31, 2001; 12,000 shares as of
   December 31, 2000)                                                           125            150
                                                                            ----------------------
                                                                            $47,021       $ 55,259
                                                                            ======================

As of December 31, 2001, the scheduled maturities of long-term debt, in thousands, are as follows:

2002                       $    8,262
2003                            5,262
2004                            5,262
2005                              262
2006                            2,262
Thereafter                     25,711
                           ----------
                           $   47,021
                           ==========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The Corporation had no letters of credit outstanding at December 31, 2002. The Corporation had letters of credit outstanding with the Federal Home Loan Bank of Chicago for $51,660,000 at December 31, 2000. There were no claims on the letters of credit as of December 31, 2000.


NOTE 13. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

In June, 2001, First Busey Corporation issued $25,000,000 in cumulative trust preferred securities through a newly formed special-purpose trust, First Busey Capital Trust I, L.P. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The Trust is a wholly owned consolidated subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum of the stated liquidation amount of $10 per preferred security. Interest expense on the trust preferred securities was $1,200,000 for the year ended December 31, 2001. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 18, 2031, or to the extent of any earlier redemption of any debentures by the Corporation, and are callable beginning June 18, 2006.

Issuance costs of $1,340,000 related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in June, 2031.

Based on the NASDAQ closing price, the fair value of the trust preferred securities totaled $27,500,000 as of December 31, 2001.


NOTE 14. INCOME TAXES

The components of income taxes consist of:

                                   Years Ended December 31,
                                   ------------------------
                                    2001     2000    1999
                                   ------------------------
                                    (Dollars in thousands)
Current                            $8,770   $6,950  $6,139
Deferred                             (407)     287    (737)
                                   ------------------------

    TOTAL INCOME TAX EXPENSE       $8,363   $7,237  $5,402
                                   ========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

                                                              Years Ended December 31,
                                                 2001                    2000                    1999
                                        --------------------------------------------------------------------
                                                      % of                     % of                    % of
                                                     Pretax                   Pretax                  Pretax
                                         Amount      Income        Amount     Income       Amount     Income
                                        --------------------------------------------------------------------
                                                               (Dollars in thousands)
Income tax at statutory rate            $ 8,406        35.0%      $ 7,452       35.0%      $6,283       35.0%
Effect of:
   Benefit of income taxed
      At lower rates                          -           -          (100)     (0.5)%        (100)     (0.6)%
   Tax-exempt interest, net                (758)      (3.2%)         (759)     (3.5)%        (830)     (4.6)%
   Amortization of intangibles              437         1.8%          615        2.9%         251       1.4 %
   Other                                    278         1.2%           29        0.1%        (202)     (1.1)%
                                        ---------------------------------------------------------------------

                                        $ 8,363        34.8%      $ 7,237       34.0%      $5,402      30.1 %
                                        =====================================================================



Net deferred taxes, included in other assets or liabilities, in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

                                                2001         2000
                                              ---------------------
                                              (Dollars in thousands)
Deferred tax liability                        $(7,563)     $(5,901)
Deferred tax asset                              6,177        5,561
                                              ---------------------

NET DEFERRED TAX ASSET (LIABILITY)            $(1,386)     $  (340)
                                              =====================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The tax effects of principal temporary differences are shown in the following table:

                                                         2001          2000
                                                      -----------------------
                                                       (Dollars in thousands)

Investment securities:
   Unrealized gain on securities available for sale   $ (5,343)     $ (3,890)
   Other                                                  (152)          (19)
Basis in premises and equipment                           (882)       (1,171)
Allowance for loan losses                                5,440         4,867
Property acquired in settlement of loans                   (14)          (14)
Loans held for sale                                         73            31
Mortgage servicing assets                                 (363)         (167)
Deferred loan fees                                        (272)         (303)
Basis in deposit intangibles                               288           187
Deferred compensation                                       53            85
State net operating loss carryforward                      169           250
Other                                                     (383)         (196)
                                                      -----------------------

NET DEFERRED TAX ASSET (LIABILITY)                    $ (1,386)     $   (340)
                                                      =======================


State net operating loss carryforwards of approximately $3,617,000 are available to offset future taxable income. The carryforwards expire as follows: 2005 - $176,000; 2006 - $1,002,000; 2010 - $986,000 and 2011 - $1,453,000.


NOTE 15. EMPLOYEE BENEFIT PLANS

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

As permitted by AICPA Statement of Position (SOP) 93-6, compensation expense for shares released during 1999 is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. During the year ended December 31, 1999, $150,000 of compensation expense was recognized for ESOP shares acquired prior to December 31, 1992, releasing 44,286 common shares to participant accounts, and is reflected in the chart below under "Employee

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Benefits." During 1999 no shares were released that were acquired by the ESOP after December 31, 1992. During 2000, $337,000 of compensation expense was recognized for the ESOP, releasing 18,000 shares to participant accounts, and is reflected in the chart below under "Employee Benefits". During 2001, $303,000 of compensation expense was recognized for the ESOP, releasing 12,000 shares to participant accounts and is reflected in the chart below under "Employee Benefits". For such shares, compensation expense is equal to the fair market value of the shares released. Compensation expense related to the ESOP plan, including related interest expense, was $459,000, $488,000 and $203,000 in the years ended December 31, 2001, 2000 and 1999.

Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:

                                                       2001            2000
                                                  ---------------------------
Allocated shares                                      782,008         791,138
Unallocated shares                                          -               -
                                                  ---------------------------

TOTAL                                                 782,008         791,138
                                                  ===========================

Fair value of allocated shares at December 31     $16,798,000     $15,773,000
                                                  ===========================


Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

                               2001                      2000
                        -----------------------------------------------
                                     Fair                      Fair
                         Shares      Value         Shares      Value
                        -----------------------------------------------
Allocated shares         29,719    $  638,000      18,000    $  359,000
Unallocated shares       90,000     1,933,000     102,000     2,034,000
                        -----------------------------------------------
         TOTAL          119,719    $2,571,000     120,000    $2,393,000
                        ===============================================


Profit Sharing Plan
-------------------

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Corporation's profit-sharing plan. The contributions, if any, are determined solely by the Boards of Directors of the Corporation and its subsidiaries and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year. The rights of the participants vest ratably over a seven-year period. Contributions to the plan were $676,000, $361,000 and $652,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Expense related to the employee benefit plans are included in the statements of income as follows:

                                                     Years Ended December 31,
                                                   --------------------------------
                                                     2001        2000        1999
                                                   --------------------------------
                                                       (Dollars in thousands)

Employee benefits                                  $    979     $   698     $   802
Interest on employee stock ownership plan debt          156         151          53
                                                   --------------------------------

         TOTAL EMPLOYER CONTRIBUTIONS              $  1,135     $   849     $   855
                                                   ================================


NOTE 16. STOCK INCENTIVE PLANS

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

A summary of the status of the Corporation's stock option plan for the years ended December 31, 2001, 2000 and 1999 and the changes during the years ending on those dates is as follows:

                                                2001                   2000                   1999
                                        ------------------------------------------------------------------
                                                   Weighted-              Weighted-              Weighted-
                                                    Average                Average                Average
                                                   Exercise               Exercise               Exercise
                                          Shares     Price       Shares     Price       Shares    Price

Outstanding at beginning of year         719,042   $  12.68     668,642   $  12.23     715,622   $  10.82
Granted                                   64,750      17.95      62,000      19.88      67,000      18.25
Exercised                               (369,000)      9.99           -          -     (97,280)      6.02
Terminated and reissuable                 (5,800)     15.56     (11,600)     14.67     (16,700)     12.49
                                        ---------              ---------              ---------
Outstanding at end of year               408,992   $  16.14     719,042   $  12.68     668,642   $  12.23
                                        ==================================================================

Exercisable at end of year                98,000   $  19.25      64,000   $  18.25           -   $      -

Weighted-average fair value per
   option of options granted during
   the year                                        $   5.31               $   3.19               $   6.72

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2001:

                                                  Options
                       Options Outstanding      Exercisable
                   ----------------------------------------
                                   Weighted-
                                    Average
                                   Remaining
         Exercise                 Contractual
          Prices      Number         Life          Number
         ------------------------------------------------

          $ 12.13      125,300     2.00 years           -
            16.75      115,942     2.75 years           -
            18.25       44,000     1.96 years      44,000
            20.06       54,000     2.96 years      54,000
            17.88        5,000     3.00 years           -
            17.88       61,500     3.96 years           -
            19.06        2,250     4.67 years           -
            20.18        1,000     2.75 years           -
                   ----------------------------------------
                       408,992     2.66 years      98,000
                   ========================================


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

                                   2001         2000         1999
                                ----------------------------------
Net income (in thousands):
   As reported                  $ 15,653     $ 14,053     $ 12,548
   Pro forma                    $ 15,350     $ 13,809     $ 12,321

Basic earnings per share:
   As reported                  $   1.16     $   1.05     $   0.92
   Pro forma                    $   1.14     $   1.03     $   0.91

Diluted earnings per share:
   As reported                  $   1.15     $   1.03     $   0.90
   Pro forma                    $   1.13     $   1.02     $   0.89



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

                                                    2001                           2000              1999
                                    ------------------------------------------------------------------------
                                      Block 1      Block 2      Block 3     Block 1    Block 2
                                    -----------------------------------------------------------

Number of options granted              61,500        2,250        1,000      57,000      5,000      67,000
Risk-free interest rate                  4.04%        4.39%        3.54%       4.90%      4.90%       5.84%
Expected life, in years                     4            5            3           4          4           4
Expected volatility                     19.89%       19.89%       19.89%      19.89%     19.89%      16.20%
Expected dividend yield                  2.42%        2.42%        2.44%       2.41%      2.41%       1.94%
Estimated fair value per option      $   5.35     $   5.10     $   3.50     $  3.10     $ 4.22     $  6.72


Restricted Stock Award Plan:
---------------------------

The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 450,000 shares of common stock which may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 2001, there were no shares under grant.

                                           Number of Shares
                                      -------------------------
                                        2001     2000     1999
                                      -------------------------

Under restriction, beginning of year      100    4,000    8,200
   Granted                                250      700        -
   Restrictions released                  350    4,600    4,000
   Forfeited and reissuable                 -        -      200
                                      -------------------------

Under restriction, end of year              -      100    4,000
                                      =========================

Available to grant, end of year       408,150  408,400  409,100
                                      =========================


Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $6,000, $22,000, and $21,000 was recognized for financial statement purposes during the years ended December 31, 2001, 2000, and 1999, respectively. There was no compensation expense recognized for income tax purposes in any of the years ended December 31, 2001, 2000, and 1999.

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 2001:

Balance at the beginning of year       $   5,100
New loans                                  3,164
Repayments                                 3,137
                                       ---------
Balance at end of year                 $   5,127
                                       =========


NOTE 18. CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the federal and state regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                                                           To Be Well
                                                                                        Capitalized Under
                                                                       For Capital      Prompt Corrective
                                               Actual               Adequacy Purposes   Action Provisions
                                              -------------------------------------------------------------
                                               Amount     Ratio      Amount    Ratio      Amount     Ratio
                                              -------------------------------------------------------------
                                                                  (Dollars in Thousands)
As of December 31, 2001:
   Total Capital (to Risk Weighted Assets)
   Consolidated                               $128,017    13.63%     $75,143     8.0%         N/A       N/A
   Busey Bank                                 $ 99,927    11.14%     $71,747     8.0%     $89,683     10.0%
   Busey Bank Florida                         $ 11,610    41.50%     $ 2,238     8.0%     $ 2,798     10.0%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                               $112,067    11.93%     $37,572     4.0%         N/A       N/A
   Busey Bank                                 $ 84,927     9.47%     $35,874     4.0%     $53,810      6.0%
   Busey Bank Florida                         $ 11,260    40.25%     $ 1,119     4.0%     $ 1,679      6.0%

Tier I Capital (to Average Assets)
   Consolidated                               $112,067     8.78%     $51,080     4.0%         N/A       N/A
   Busey Bank                                 $ 84,927     7.62%     $44,597     4.0%     $55,746      5.0%
   Busey Bank Florida                         $ 11,260     7.34%     $ 7,666     4.0%     $ 7,666      5.0%






As of December 31, 2000:
   Total Capital (to Risk Weighted Assets)
   Consolidated                               $ 89,944     9.43%     $76,303     8.0%         N/A       N/A
   Busey Bank                                 $ 86,878    11.90%     $58,386     8.0%     $72,983     10.0%
   Busey Bank fsb                             $ 20,471     9.69%     $16,901     8.0%     $21,127     10.0%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                               $ 74,111     7.77%     $38,152     4.0%         N/A       N/A
   Busey Bank                                 $ 74,176    10.16%     $29,193     4.0%     $43,790      6.0%
   Busey Bank fsb                             $ 18,031     8.53%     $ 8,451     4.0%     $12,676      6.0%

Tier I Capital (to Average Assets)
   Consolidated                               $ 74,111     5.71%     $51,938     4.0%         N/A       N/A
   Busey Bank                                 $ 74,176     7.36%     $40,334     4.0%     $50,418      5.0%
   Busey Bank fsb                             $ 18,031     6.49%     $11,111     4.0%     $13,888      5.0%

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

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk follows:

                                                                  December 31,
                                                           -------------------------
                                                                2001           2000
                                                           -------------------------
                                                             (Dollars in thousands)
Financial instruments whose contract amounts represent
   credit risk:
      Commitments to extend credit                         $  226,651     $  182,736
      Standby letters of credit                                12,636          2,640


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

As of December 31, 2001, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Lease Commitments
-----------------

At December 31, 2001, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $699,000, $715,000, and $609,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2001, in thousands, are as follows:

2002                 $       725
2003                         594
2004                         591
2005                         560
2006                         548
Thereafter                 1,660
                     -----------
                     $     4,678
                     ===========


NOTE 20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

Fair values are based upon quoted market prices or dealer quotes. The carrying amount of accrued interest payable approximates fair value.

Commitments to extend credit and standby letters of credit
----------------------------------------------------------

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 2001 and 2000, these items are immaterial in nature.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                     2001                        2000
                                           ---------------------------------------------------
                                            Carrying       Fair         Carrying       Fair
                                             Amount        Value         Amount        Value
                                           ---------------------------------------------------
                                                        (Dollars in thousands)
Financial assets:
   Cash and cash equivalents               $   61,580   $   61,580     $   93,285   $   93,285
   Securities                                 210,869      210,869        228,597      228,597
   Loans, net                                 964,418      973,436        972,101      970,391
   Accrued interest receivable                  7,566        7,566         10,035       10,035


Financial liabilities:
   Deposits                                 1,105,999    1,110,754      1,148,787    1,148,639
   Securities sold under agreements to
      repurchase                                9,767       10,142         18,890       18,840
   Short-term borrowings                        2,000        2,000         30,000       30,000
   Long-term debt                              47,021       48,616         55,259       54,755
   Company obligated mandatorily
      redeemable preferred securities          25,000       27,500              -            -
   Accrued interest payable                     3,563        3,563          6,460        6,460

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


NOTE 21. REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has three reportable segments, Busey Bank, First Busey Trust & Investment Co., and Busey Bank Florida. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in central Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois. Busey Bank Florida provides a full range of banking services to individuals and corporate customers in Fort Myers, Florida and the surrounding communities.

In November of 2001, Busey Bank Florida transferred banking assets in McLean County, Illinois to Busey Bank. At year-end, Busey Bank Florida had one banking location in Fort Myers, Florida.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

The following summarized information relates to the Company's reportable segments:

                                                December 31, 2001
-------------------------------------------------------------------------------------------------------------

                                                First
                                                Busey
                                   Busey       Trust &
                       Busey       Bank       Investment    All                                  Consolidated
                       Bank       Florida         Co.      Other       Totals      Eliminations     Totals
                    -----------------------------------------------------------------------------------------
Interest income     $   70,740    $ 18,948    $    178   $  1,402    $   91,268    $    (1,283)  $    89,985
Interest expense        33,284      10,823           -      3,508        47,615         (1,180)       46,435
Other income            12,519       2,281       4,664     23,298        42,762        (21,302)       21,460
Total income            83,259      21,229       4,842     24,700       134,030        (22,585)      111,445
Net income              14,029       1,997       1,391     17,175        34,592        (18,939)       15,653
Total assets         1,238,377      50,935       3,339    174,322     1,466,973       (166,284)    1,300,689



                                                December 31, 2000
-------------------------------------------------------------------------------------------------------------

                                                First
                                                Busey
                                   Busey       Trust &
                       Busey       Bank       Investment    All                                  Consolidated
                       Bank       Florida         Co.      Other       Totals      Eliminations     Totals
                    -----------------------------------------------------------------------------------------
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



                                                December 31, 1999
-------------------------------------------------------------------------------------------------------------

                                                First
                                                Busey
                                  Busey        Trust &
                       Busey       Bank       Investment                                         Consolidated
                       Bank       Florida         Co.    All Other     Totals      Eliminations     Totals
                    -----------------------------------------------------------------------------------------
Interest income     $   69,908    $  2,064    $    191   $    148    $   72,311    $         -   $    72,311
Interest expense        32,997       1,130           -        768        34,895             25        34,920
Other income             9,731         108       4,056     18,167        32,062        (15,870)       16,192
Total income            79,639       2,172       4,247     18,315       104,373        (15,870)       88,503
Net income              12,191         384       1,304     13,460        27,339        (14,791)       12,548
Total assets         1,050,137     183,752       3,299    154,976     1,391,164       (144,041)    1,247,123

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 22. PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial data for First Busey Corporation is presented below.

                                 BALANCE SHEETS

                                                                   December 31,
                                                               ----------------------
                                                                  2001       2000
                                                               ----------------------
                                                               (Dollars in thousands)
ASSETS
Cash and due from subsidiary bank                              $  1,690   $    241
Securities available for sale                                     1,671      1,698
Loans                                                             1,825          -
Investments in subsidiaries:
   Bank                                                         112,751    108,591
   Non-bank                                                      11,971     10,443
Premises and equipment, net                                          45         27
Goodwill and other intangibles                                    1,548      1,698
Other assets                                                      3,634      2,183
                                                               ----------------------
      TOTAL ASSETS                                             $135,135   $124,881
                                                               ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Short-term corporate borrowings                             $  2,000   $ 30,000
   Long-term ESOP borrowings                                      2,021      2,283
   Long-term debt                                                25,000          -
   Other liabilities                                                324        273
                                                               ----------------------
      TOTAL LIABILITIES                                          29,345     32,556
                                                               ----------------------

Stockholders' equity before unearned ESOP shares and deferred
   compensation for restricted stock awards                     107,811     94,609
Unearned ESOP shares and deferred compensation for restricted
   stock awards                                                  (2,021)    (2,284)
                                                               ----------------------
      TOTAL STOCKHOLDERS' EQUITY                                105,790     92,325
                                                               ----------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $135,135   $124,881
                                                               ======================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


                              STATEMENTS OF INCOME

                                                 Years Ended December 31,
                                                 -----------------------------
                                                  2001     2000     1999
                                                 -----------------------------
                                                  (Dollars in thousands)
Operating income:
Dividends from subsidiaries:
   Bank                                          $ 28,983   $14,138   $ 9,000
   Non-bank                                         3,190     2,825     1,850
Interest and dividend income                          137        52        75
Other income                                          950     1,115       790
                                                 -----------------------------
      TOTAL OPERATING INCOME                       33,260    18,130    11,715
                                                 -----------------------------

Expenses:
   Salaries and employee benefits                   1,096     1,040     1,006
   Interest expense                                 2,308     2,563       768
   Operating expense                                1,340     1,096     1,344
                                                 -----------------------------
      TOTAL EXPENSES                                4,744     4,699     3,118
                                                 -----------------------------

      INCOME BEFORE INCOME TAX BENEFIT
          AND EQUITY IN UNDISTRIBUTED
          INCOME OF SUBSIDIARIES                   28,516    13,431     8,597

Income tax benefit                                  1,806     1,378       776
                                                 -----------------------------

      INCOME BEFORE EQUITY IN
          UNDISTRIBUTED INCOME OF
          SUBSIDIARIES                             30,322    14,809     9,373

Equity in undistributed income of subsidiaries:
   Bank                                           (12,958)     (574)    3,562
   Non-bank                                        (1,711)     (182)     (387)
                                                 -----------------------------

      NET INCOME                                 $ 15,653   $14,053   $12,548
                                                 =============================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 23. UNAUDITED INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

                                                            2001
                               ------------------------------------------------------------
                               December 31     September 30       June 30         March 31
                               ------------------------------------------------------------

Interest income                $    20,357     $     21,991     $    23,288     $    24,349
Interest expense                     9,191           11,239          12,424          13,581
                               ------------------------------------------------------------
   Net interest income              11,166           10,752          10,864          10,768
Provision for loan losses              875              250             495             400
Noninterest income                   4,866            5,490           5,712           5,392
Noninterest expense                 10,049            9,795           9,802           9,328
                               ------------------------------------------------------------
Income before income taxes           5,108            6,197           6,279           6,432
Income taxes                         1,441            2,336           2,252           2,334
                               ------------------------------------------------------------
   Net income                  $     3,667     $      3,861     $     4,027     $     4,098
                               ============================================================

Basic earnings per share       $      0.27     $       0.29     $      0.30     $      0.30
Diluted earnings per share     $      0.27     $       0.28     $      0.30     $      0.30



                                                            2000
                               ------------------------------------------------------------
                               December 31     September 30       June 30         March 31
                               ------------------------------------------------------------

Interest income                $    24,885     $     24,026     $    22,587     $    21,744
Interest expense                    14,099           13,111          11.801          11,465
                               ------------------------------------------------------------
   Net interest income              10,786           10,915          10,786          10,279
Provision for loan losses              840              690             595             390
Noninterest income                   4,942            4,338           4,616           4,392
Noninterest expense                 10,750            9,055           8,729           8,715
                               ------------------------------------------------------------
Income before income taxes           4,138            5,508           6,078           5,566
Income taxes                         1,157            1,975           2,146           1,959
                               ------------------------------------------------------------
   Net income                  $     2,981     $      3,533     $     3,932     $     3,607
                               ============================================================

Basic earnings per share       $      0.22     $       0.27     $      0.29     $      0.27
Diluted earnings per share     $      0.22     $       0.26     $      0.29     $      0.26

                                MANAGEMENT REPORT
                                   BUSEY BANK
                             AS OF DECEMBER 31, 2001


FINANCIAL STATEMENTS
Management of Busey Bank, a wholly owned subsidiary of First Busey Corporation, is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2001, and for the year then ended. The consolidated financial statements of First Busey Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROLS
Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income (call report instructions). The system contains monitoring mechanisms and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed Busey Bank's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call reports instructions as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call reports instructions as of December 31, 2001.

COMPLIANCE WITH LAWS AND REGULATION
Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed compliance by Busey Bank with the designated laws and regulations relating to safety and soundness. Based on our assessment, management believes Busey Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2001.


                         //Douglas C. Mills//
                         -----------------------------------------
                         Douglas C. Mills, Chairman of the Board
                         First Busey Corporation (Holding Company)



                         //P. David Kuhl//
                         -----------------------------------------
                         P. David Kuhl, President
                         Busey Bank

                         INDEPENDENT ACCOUNTANT'S REPORT





TO THE BOARD OF DIRECTORS
BUSEY BANK
URBANA, ILLINOIS

We have examined management's assertion that BUSEY BANK, a wholly owned subsidiary of FIRST BUSEY CORPORATION, maintained effective internal control over financial reporting as of December 31, 2001, included in the accompanying Management Report insofar as management's assertion relates to internal control over the annual financial reporting in the 2001 consolidated financial statements of First Busey Corporation and Busey Bank's December 31, 2001 Call Report.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of the internal control, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertions that BUSEY BANK maintained effective internal control over financial reporting as of December 31, 2001 is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


//McGladrey & Pullen, LLP//


Champaign, Illinois
February 8, 2002