Form 10-Q
period 2002-03-31
FIRST BUSEY CORP /NV/
filed 2002-05-15
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/2002             Commission File No. 0-15950


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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                      Class                Outstanding at May 1, 2002
         ------------------------------------------------------------
         Common Stock, without par value          13,652,588




                                                                        1 of 20

                         PART I - FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS






















                                                                        2 of 20

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          March 31, 2002   December 31, 2001
                                                                          --------------   -----------------
                                                                               (Dollars in thousands)

ASSETS
Cash and due from banks                                                    $    30,309       $    41,580

Federal funds sold                                                                   -            20,000
Securities available for sale (amortized cost 2002, $195,064;
     2001, $197,398)                                                           208,125           210,869

Loans (net of unearned  interest)                                              985,959           978,106
Allowance for loan losses                                                      (13,881)          (13,688)
                                                                           ------------      ------------
    Net loans                                                                  972,078           964,418

Premises and equipment                                                          28,511            29,081
Cash surrender value of life insurance                                          10,678                 -
Goodwill                                                                         9,293             9,293
Other intangible assets                                                          2,274             2,124
Other assets                                                                    15,450            23,324
                                                                           ------------      ------------
        Total assets                                                       $ 1,276,718       $ 1,300,689
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                   $   127,621       $   138,685
    Interest bearing                                                           946,370           967,314
                                                                           ------------      ------------
    Total deposits                                                           1,073,991         1,105,999

Securities sold under agreements to repurchase                                   7,400             9,767
Short-term borrowings                                                            1,000             2,000
Long-term borrowings                                                            53,021            47,021
Company obligated mandatorily redeemable preferred securities                   25,000            25,000
Other liabilities                                                                8,683             5,112
                                                                           ------------      ------------
        Total liabilities                                                    1,169,095         1,194,899
                                                                           ------------      ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                      -                 -
Common stock                                                                     6,291             6,291
Surplus                                                                         20,947            21,170
Retained earnings                                                               84,511            81,861
Accumulated other comprehensive income                                           7,880             8,128
                                                                           ------------      ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for restricted stock awards          119,629           117,450
Treasury stock, at cost                                                         (9,811)           (9,639)
Unearned ESOP shares and deferred compensation for restricted stock
     awards                                                                     (2,195)           (2,021)
                                                                           ------------      ------------
        Total stockholders' equity                                             107,623           105,790
                                                                           ------------      ------------
        Total liabilities and stockholders' equity                         $ 1,276,718       $ 1,300,689
                                                                           ============      ============

Common Shares outstanding at period end                                     13,669,388        13,677,688
                                                                           ============      ============

See accompanying notes to unaudited consolidated financial statements.


                                                                        3 of 20

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                        2002       2001
                                                                      -------     -------
                                                                      (Dollars in thousands,
                                                                      except per share amounts)

INTEREST INCOME:
    Interest and fees on loans                                        $16,404     $20,568
    Interest and dividends on investment securities:
        Taxable interest income                                         1,786       2,724
        Non-taxable interest income                                       484         518
        Dividends                                                          31          30
    Interest on federal funds sold                                         58         509
                                                                      -------     -------
        Total interest income                                         $18,763     $24,349
                                                                      -------     -------

INTEREST EXPENSE:
    Deposits                                                          $ 6,265     $12,027
    Short-term borrowings                                                 139         833
    Long-term borrowings                                                  655         721
    Company obligated mandatorily redeemable preferred securities         563           -
                                                                      -------     -------
        Total interest expense                                        $ 7,622     $13,581
                                                                      -------     -------
        Net interest income                                           $11,141     $10,768
    Provision for loan losses                                             565         400
                                                                      -------     -------
        Net interest income after provision for loan losses           $10,576     $10,368
                                                                      -------     -------

OTHER INCOME:
    Trust fees                                                        $ 1,250     $ 1,151
    Commissions and brokers fees, net                                     541         597
    Service charges on deposit accounts                                 1,556       1,379
    Other service charges and fees                                        422         397
    Security gains, net                                                   274         651
    Gain on sales of pooled loans                                         797         433
    Net commissions from travel services                                    -         272
    Increase in cash surrender value of life insurance                    177           -
    Other operating income                                                447         512
                                                                      -------     -------
        Total other income                                            $ 5,464     $ 5,392
                                                                      -------     -------

OTHER EXPENSES:
    Salaries and wages                                                $ 4,298     $ 4,264
    Employee benefits                                                     931         968
    Net occupancy expense of premises                                     775         802
    Furniture and equipment expenses                                      832         971
    Data processing                                                       195         190
    Stationery, supplies and printing                                     233         257
    Amortization of intangible assets                                     112         358
    Other operating expenses                                            1,619       1,518
                                                                      -------     -------
        Total other expenses                                          $ 8,995     $ 9,328
                                                                      -------     -------
        Income before income taxes                                    $ 7,045     $ 6,432
    Income taxes                                                        2,355       2,334
                                                                      -------     -------
        Net income                                                    $ 4,690     $ 4,098
                                                                      =======     =======

BASIC EARNINGS PER SHARE                                              $  0.35     $  0.30
                                                                      =======     =======

DILUTED EARNINGS PER SHARE                                            $  0.34     $  0.30
                                                                      =======     =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                          $  0.15     $  0.13
                                                                      =======     =======

See accompanying notes to unaudited consolidated financial statements.




                                                                        4 of 20

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                           2002          2001
                                                                                       ------------  ------------
                                                                                        (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $     4,690   $     4,098
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                29             1
        Depreciation and amortization                                                          982         1,384
        Provision for loan losses                                                              565           400
        Increase in deferred income taxes                                                                     26
        Amortization of investment security discounts                                          (82)         (326)
        Gain on sales of investment securities, net                                           (274)         (651)
        Proceeds from sales of pooled loans                                                 43,189        35,839
        Loans originated for sale                                                          (35,856)      (44,440)
        Gain on sale of pooled loans                                                          (797)         (433)
        Gain on sale and disposition of premises and equipment                                 (26)            -
        Change in assets and liabilities:
            (Increase) decrease in other assets                                             (2,609)          996
            Increase in accrued expenses                                                     3,176           129
            Decrease in interest payable                                                      (511)         (102)
            Increase in income taxes payable                                                 1,069         1,518
            Decrease in taxes receivable                                                     1,139             -
                                                                                       ------------  ------------
                Net cash provided by (used in) operating activities                    $    14,684   $    (1,561)
                                                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                    $     3,370   $     1,507
    Proceeds from maturities of securities classified available for sale                    22,622        34,218
    Purchase of securities classified available for sale                                   (23,303)      (24,841)
    Decrease (increase) in federal funds sold                                               20,000       (15,300)
    (Increase) decrease in loans                                                           (16,357)       20,779
    Proceeds from sale of premises and equipment                                                97             -
    Purchases of premises and equipment                                                       (371)         (310)
                                                                                       ------------  ------------
        Net cash provided by investing activities                                      $     6,058   $    16,053
                                                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in certificates of deposit                                     (11,194)          719
    Net decrease in demand, money market and saving deposits                               (20,814)      (17,717)
    Cash dividends paid                                                                     (2,040)       (1,748)
    Purchase of treasury stock                                                              (1,240)       (2,082)
    Proceeds from sale of treasury stock                                                       642         2,485
    Net decrease in securities sold under agreement to repurchase                           (2,367)       (1,266)
    Proceeds from short-term borrowings                                                          -         1,200
    Principal payments on short-term borrowings                                             (1,000)       (2,500)
    Proceeds from long-term borrowings                                                      14,000             -
    Principal payments on long-term borrowings                                              (8,000)       (9,982)
                                                                                       ------------  ------------
        Net cash used in financing activities                                          $   (32,013)  $   (30,891)
                                                                                       ------------  ------------
        Net decrease in cash and due from banks                                        $   (11,271)  $   (16,399)
Cash and due from banks, beginning                                                     $    41,580   $    58,585
                                                                                       ------------  ------------
Cash and due from banks, ending                                                        $    30,309   $    42,186
                                                                                       ============  ============

See accompanying notes to unaudited consolidated financial statements.


                                                                        5 of 20

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                         2002          2001
                                                                                       -------       -------
                                                                                    (Dollars in thousands,
                                                                                    except per share amounts)

Net income                                                                             $4,690        $4,098
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding gains (losses) arising during period                        (137)        2,401
          Less reclassification adjustment for gains included in net income              (274)         (651)
                                                                                       -------       -------
Other comprehensive (loss) income, before tax                                            (411)        1,750
     Income tax (benefit) expense related to items of other comprehensive income         (163)          694
                                                                                       -------       -------
     Other comprehensive (loss) income, net of tax                                     $ (248)       $1,056
                                                                                       -------       -------
     Comprehensive income                                                              $4,442        $5,154
                                                                                       =======       =======


                           FORWARD LOOKING STATEMENTS

This presentation includes forward looking statements that are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements include but are not limited to comments with respect to the objectives and strategies, financial condition, results of operations and business of First Busey Corporation.

These forward looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, and the risk that predictions and other forward looking statements will not be achieved. First Busey Corporation cautions you not to place undue reliance on these forward looking statements as a number of important factors could cause actual future results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward looking statements.

These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of First Busey Corporation to successfully complete acquisitions, the continued growth of geographic regions served by the Corporation, and the retention of individuals who currently are very important in the management structure of First Busey Corporation.


                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The consolidated interim financial statements of First Busey Corporation and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The interim financial statements should be read in conjunction with the Corporation's Annual Report and Form 10-K for the year ended December 31, 2001. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year.




                                                                        6 of 20

NOTE 2:  LOANS
The major classifications of loans at March 31, 2002 and December 31, 2001 were as follows:

                                                March 31, 2002     December 31, 2001
                                                ------------------------------------
                                                     (Dollars in thousands)

Commercial                                         $123,647            $121,694
Real estate construction                             88,825              83,701
Real estate - farmland                               14,237              14,414
Real estate - 1-4 family residential mortgage       372,527             371,154
Real estate - multifamily mortgage                   56,169              54,265
Real estate - non-farm nonresidential mortgage      257,235             253,932
Installment                                          55,369              57,924
Agricultural                                         17,950              21,022
                                                ------------------------------------
                                                   $985,959            $978,106

Less:
    Allowance for loan losses                       (13,881)            (13,688)
                                                ------------------------------------
    Net loans                                      $972,078            $964,418
                                                ====================================


The real estate-mortgage category includes loans held for sale with carrying values of $15,348,000 at March 31, 2002 and $21,884,000 at December 31, 2001;
these loans had fair market values of $15,441,000 and $22,069,000 respectively.

The following table sets forth the maturities of the loan portfolio:

                                                Over 1 Year
                                        1 Year      Through        Over
                                       Or Less      5 Years     5 Years     Total
                                       --------------------------------------------

Commercial and agricultural            $ 90,138    $ 33,097    $ 18,362    $141,597
Real estate                             141,309     327,831     319,853     788,993
Installment                              11,833      40,200       3,336      55,369
                                       --------    --------    --------    --------
                                       $243,280    $401,128    $341,551    $985,959
                                       ========    ========    ========    ========

Fixed rate                             $ 90,137    $258,780    $ 91,832    $440,749
Floating rate                           153,143     142,348     249,719     545,210
                                       --------    --------    --------    --------
                                       $243,280    $401,128    $341,551    $985,959
                                       ========    ========    ========    ========





                                                                        7 of 20

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2002            2001
                                                               -----------     -----------

Net income                                                     $ 4,690,000     $ 4,098,000
Shares:
    Weighted average common shares outstanding                  13,581,040      13,442,495

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method             75,526         160,490
                                                               -----------     -----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation      13,656,566      13,602,985
                                                               ===========     ===========
Basic earnings per share                                       $      0.35     $      0.30
                                                               ===========     ===========
Diluted earnings per share                                     $      0.34     $      0.30
                                                               ===========     ===========


                 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 2002 (unaudited) when compared with December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

FINANCIAL CONDITION AT MARCH 31, 2002 AS COMPARED TO DECEMBER 31, 2001

Total assets decreased $23,971,000, or 1.8%, to $1,276,718,000 at March 31, 2002
from $1,300,689,000 at December 31, 2001. Securities available for sale decreased $2,744,000 or 1.3%, to $208,125,000 at March 31, 2002 from
$210,869,000 at December 31, 2001.  Loans increased $7,853,000 or 0.8%, to
$985,959,000 at March 31, 2002 from $978,106,000 at December 31, 2001, primarily due to increases in commercial, real estate construction, multifamily mortgages, non-farm nonresidential mortgages offset partially by decreases in installment and agricultural loans.

Total deposits decreased $32,008,000, or 2.9%, to $1,073,991,000 at March 31,
2002 from $1,105,999,000 at December 31, 2001. Non interest-bearing deposits decreased $11,064,000 or 8.0% to $127,621,000 at March 31, 2002 from
$138,685,000 at December 31, 2001.    Historically, the Corporation has
experienced significant increases in noninterest-bearing deposits at year end. As a result, changes recorded in the first fiscal quarter historically reflect decreases as such deposit volume returns to a typical level. Interest-bearing deposits decreased $20,944,000 or 2.2% to $946,370,000 at March 31, 2002 from
$967,314,000 at December 31, 2001. Long-term borrowings increased $6,000,000 or 12.8% to $53,021,000 at March 31, 2002, as compared to $47,021,000 at December
31, 2001.

In the first three months of 2002, the Corporation repurchased 58,800 shares of its common stock at an aggregate cost of $1,240,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of March 31, 2002, there were 243,800 outstanding options currently exercisable. There were an additional 124,192 stock options outstanding but not currently exercisable.




                                                                        8 of 20

The following table sets forth the components of non-performing assets and past due loans.

                                                                                   March 31, 2002     December 31, 2001
                                                                                   --------------     -----------------
                                                                                         (Dollars in thousands)

Non-accrual loans                                                                      $4,886              $1,265
Loans 90 days past due, still accruing                                                  1,267                 959
Restructured loans                                                                          -                   -
Other real estate owned                                                                 1,596                  30
Non-performing other assets                                                                 1                   1
                                                                                       -------             -------
    Total non-performing assets                                                        $7,750              $2,255
                                                                                       =======             =======
Total non-performing assets as a percentage of total assets                              0.61%               0.17%
                                                                                       =======             =======
Total non-performing assets as a percentage of loans plus non-performing assets          0.78%               0.23%
                                                                                       =======             =======


The ratio of non-performing assets to loans plus non-performing assets increased to 0.78% at March 31, 2002 from 0.23% at December 31, 2001. The majority of the increase in non-accrual loans is due to the addition of $4,400,000 million in loans to one borrower. These loans are secured by a real estate property in the process of renovation. The borrower is in the process of securing other guarantors to refinance the loans and complete the renovation project. Management believes that sufficient collateral value securing this loan exists to cover contractual interest and principal payments on these loans. The balance of other real estate loans increased from $30,000 as of December 31, 2001, to $1,596,000 on March 31, 2002. Management is actively working to liquidate these properties and expects minimal losses on these sales.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO MARCH 31, 2001

SUMMARY
-------

Net income for the three months ended March 31, 2002 increased 14.4% to $4,690,000 as compared to $4,098,000 for the comparable period in 2001. Diluted earnings per share increased 13.3% to $.34 at March 31, 2002 as compared to $.30 for the same period in 2001.

Operating earnings, which exclude security gains and the related tax expense, were $4,525,000, or $.33 per share for the three months ended March 31, 2002, as compared to $3,705,000, or $.27 per share for the same period in 2001.

The Corporation's return on average assets was 1.48% for the three months ended March 31, 2002, as compared to 1.25% achieved for the comparable period in 2001. The return on average assets from operations declined to 1.43% for the three months ended March 31, 2002, as compared to the 1.13% achieved in the comparable period of 2001.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.87% for the three months ended March 31, 2002, as compared to 3.60% for the same period in 2001. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.61% for the three months ended March 31, 2002, compared to 3.38% for the same period in 2001.

During the three months ended March 31, 2002, the Corporation recognized security gains of approximately $165,000, after income taxes, representing 3.5% of net income. During the same period in 2001, security gains of approximately $393,000 after income taxes were recognized, representing 9.6% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a six-year period.




                                                                        9 of 20

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN
---------------------------------------------------------

Average earning assets were $49,637,000 lower during the quarter ending March 31, 2002, as compared to the same period last year. This is due to primarily to declines in the average balances of Federal funds sold, U.S. Government obligations, and other securities offset by growth in the average balance of loans. Interest rates continued to decline during 2001, and the Corporation responded by lowering rates on its loan and deposit product offerings. The Corporation experienced significant runoff in its higher cost deposits, particularly in the time deposit category. The Corporation managed this decline in average time deposit balances through security maturities combined with growth in lower costing savings and money market deposits.

The average balance of short-term borrowings for the first quarter of 2002 was $39,112,000 lower than the average balance for the same period last year. First Busey Corporation issued $25,000,000 in cumulative trust preferred securities in June, 2001. The Corporation used the proceeds of the offering to reduce short-term debt associated with its 1999 acquisition of First Federal Savings & Loan Association of Bloomington.

Interest income, on a tax equivalent basis, for the three months ended March 31, 2002 was $19,085,000, which is $5,601,000 or 22.7% lower than for the same period in 2001. The average yield on total earning assets declined 156 basis points to 6.44% for the first quarter of 2002 as compared to 8.00% for the same period in 2001. Interest expense for the three months ended March 31, 2002, was $7,622,000, which is $5,959,000 or 43.9% lower than for the same period in 2001. The average rate paid on total interest-bearing liabilities declined 198 basis points to 2.96% for the first quarter of 2002 as compared to 4.94% for the same period in 2001.

The year-to-date interest margin expressed as a percentage of interest-earning assets increased 27 basis to 3.87% for the first quarter of 2002 when compared to the same period last year. The increase in net interest margin is due primarily to change in mix of funding liabilities combined with the increase in the average balance of loans.

PROVISION FOR LOAN LOSSES
-------------------------

The provision of loan losses of $565,000 for the three months ended March 31, 2001, was $165,000 more than the provision expense of $400,000 for the comparable period in 2001. As a percentage of total outstanding loans the loan loss provision increased slightly to 1.41% as of March 31, 2002, compared to 1.40% as of December 31, 2001. Net chargeoffs for the first quarter of 2002 were $372,000 compared to $91,000 for the first quarter of 2001. Management considers the reserve for loan losses to be adequate based on review and analysis of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES
--------------------------------------------

Total other income, excluding security transactions, increased 9.5% to $5,190,000 from $4,741,000 for the three months ended March 31, 2002, as compared to the same period in 2001. This was a combination of increased trust revenue, service charges on deposit accounts, gains on sales of pooled loans, and increase in the cash value of life insurance offset by decreases in commissions and brokers' fees, and net commissions from travel services. In December, 2001, the Corporation sold the customer list of its travel agency subsidiary. As a result of this sale, net commissions from travel services dropped to $0 for the first quarter of 2002 from $272,000 for the first quarter last year.

Gains of $797,000 were recognized on the sale of $42,392,000 of loans for the three months ended March 31, 2002, as compared to gains of $433,000 on the sale of $35,406,000 of loans in the prior year period. The increases in gains on the sale of loans and the principal balances sold can be attributed to the interest-rate environment experienced during the three months ended March 31, 2002 as customers refinanced existing home mortgages at lower interest rates. Management anticipates continued sales from the current mortgage loan production of the Corporation if mortgage loan originations allow and the sales of the loans are necessary to maintain the asset/liability structure that the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.


                                                                       10 of 20

Total other expense decreased 3.6% or $333,000 to $8,995,000 for the three months ended March 31, 2002 as compared to $9,328,000 for the same period in 2001.

Salaries and wages expense increased $34,000 or 0.8% and employee benefits expense increased $37,000 or 3.8% for the three months ended March 31, 2002, as compared to the same period last year. The Corporation had 476 and 499 full-time-equivalent employees as of March 31, 2002, and 2001, respectively. Occupancy and furniture and equipment expenses decreased 9.4% to $1,607,000 for the three months ended March 31, 2002 from $1,773,000 in the prior year period. Expenses associated with the travel agency, including personnel and occupancy and furniture expenses, dropped consistent with the sale of its customer list, resulting in a decline in quarterly net income of approximately $42,000, after tax.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.11% for the three months ended March 31, 2002 from 1.20% in the prior year.

The Corporation's efficiency ratio is defined as operating expenses divided by
net revenue.   (More specifically it is defined as non interest expense
expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains and amortization expense). The consolidated efficiency ratio for the three months ended March 31, 2002 was 53.3% as compared to 56.6% for the prior year period.

Income taxes for the three months ended March 31, 2002 increased to $2,355,000 as compared to $2,334,000 for the comparable period in 2001. The increase is due primarily to the higher level of pre-tax income. As a percent of income before taxes, the provision for income taxes decreased to 33.4% for the three months ended March 31, 2002 from 35.3% for the same period in 2001.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Effective January 1, 2002, First Busey Corporation applied FASB Statement No. 142, Goodwill and Other Intangible Assets. Among its provisions is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense, net of related income tax effects, recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.

                                         Three Months Ended
                                   March 31, 2002     March 31, 2001
                                   --------------     --------------
                                     (Dollars in thousands except
                                         per share amounts)

Reported net income                    $4,690            $4,098
Add goodwill amortization                   -               233
                                       ------            ------
Adjusted net income                    $4,690            $4,331
                                       ======            ======

BASIC EARNINGS PER SHARE
Reported net income                    $ 0.35            $ 0.30
Goodwill amortization                       -              0.02
                                       ------            ------
Adjusted new income                    $ 0.35            $ 0.32
                                       ======            ======

DILUTED EARNINGS PER SHARE
Reported net income                    $ 0.34            $ 0.30
Goodwill amortization                       -              0.02
                                       ------            ------
Adjusted net income                    $ 0.34            $ 0.32
                                       ======            ======


In June, 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," was issued to address financial reporting and obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that


                                                                       11 of 20
result from the acquisition, construction, development or normal operations of a long-lived asset, except for certain obligations of lessees. Statement No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Corporation does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

REPORTABLE SEGMENTS AND RELATED INFORMATION
-------------------------------------------

First Busey Corporation has three reportable segments, Busey Bank, Busey Bank Florida, and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. First Busey Trust & Investment Co. provides trust and asset management services to individual and corporate customers throughout central Illinois. Busey Bank Florida provides a full range of banking services to individual and corporate customers in Fort Myers, Florida.

In November, 2001, Busey Bank fsb transferred its charter to Florida and changed its name to Busey Bank Florida. Simultaneously, Busey Bank fsb transferred banking assets in McLean County, Illinois to Busey Bank. As of March 31, 2002, Busey Bank Florida had one banking location in Fort Myers, Florida.
The Corporation's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.
The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies. The Corporation accounts for intersegment revenue and transfers at current market value.

                                                         March 31, 2002
                  ------------------------------------------------------------------------------------------------
                                             First Busey
                               Busey Bank      Trust &                                               Consolidated
                  Busey Bank    Florida     Investment Co.   All Other     Totals    Eliminations      Totals
                  -----------  -----------  ---------------  ----------  ----------  --------------  -------------
Interest income   $    18,033  $       658  $            40  $      607  $   19,338  $        (575)  $      18,763
Interest expense        6,711          322                -       1,155       8,188  $        (566)          7,622
Other income            3,604           76            1,262       6,478      11,420  $      (5,956)          5,464
Net income              4,716            6              364       5,207      10,293  $      (5,603)          4,690
Total assets        1,211,335       53,751            3,500     177,640   1,446,226  $    (169,508)      1,276,718


                                                         March 31, 2001
                  ------------------------------------------------------------------------------------------------

                                             First Busey
                               Busey Bank      Trust &                                               Consolidated
                  Busey Bank    Florida     Investment Co.   All Other     Totals    Eliminations      Totals
                  -----------  -----------  ---------------  ----------  ----------  --------------  -------------
Interest income   $    18,570  $     5,707  $            45  $       33  $   24,355  $          (6)  $      24,349
Interest expense        9,575        3,435                -         551      13,561  $          20          13,581
Other income            3,133          536            1,164       5,798      10,631  $      (5,239)          5,392
Net income              3,638          497              349       4,275       8,759  $      (4,661)          4,098
Total assets        1,025,551      303,083            3,697     135,907   1,468,238  $    (136,837)      1,331,401


LIQUIDITY
---------

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.


                                                                       12 of 20

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation does not deal in or use brokered deposits as a source of liquidity. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $9,000,000 available as of March 31, 2002. Long-term liquidity needs will be satisfied primarily through retention of capital funds.


The Corporation's reliance on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 7.9% at March 31, 2002 from 8.6% at December 31, 2001. This is the ratio of total large liabilities to total liabilities. This change was due to a $7,241,000 decrease in time deposits over $100,000 combined with a $3,367,000 decrease in short-term debt.


CAPITAL RESOURCES
-----------------

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 2002, the Corporation earned $4,690,000 and paid dividends of $2,040,000 to stockholders, resulting in a retention of current earnings of $2,650,000. The Corporation's dividend payout for the three months ended March 31, 2002 was 43.5%. The Corporation's total risk-based capital ratio was 14.05% and the leverage ratio was 9.04% as of March 31 2002, as compared to 13.63% and 8.78% respectively as of December 31, 2001. The Corporation and its bank subsidiary were well above all minimum required capital ratios as of March 31, 2002.


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









                                                                       13 of 20

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 2002.


                                                            Rate Sensitive Within
                                       ---------------------------------------------------------------------
                                         1-30         31-90       91-180   181 Days -    Over
                                         Days         Days         Days      1 Year     1 Year       Total
                                       ---------------------------------------------------------------------
                                                            (Dollars in thousands)

Interest-bearing deposits              $      64   $       -   $       -   $       -   $      -   $       64
Investment securities
    U.S. Governments                      10,020       8,065      19,165      27,137     78,568      142,955
    Obligations of states and
        political subdivisions                 -         183          97       3,561     37,038       40,879
    Other securities                      10,078         301       1,032         205     12,675       24,291
Loans (net of unearned int.)             364,868      63,470      62,198     103,365    392,058      985,959
                                       ---------------------------------------------------------------------
    Total rate-sensitive assets        $ 385,030   $  72,019   $  82,492   $ 134,268   $520,339   $1,194,148
                                       ---------------------------------------------------------------------

Interest bearing transaction
    deposits                           $  27,912   $       -   $       -   $       -   $      -   $   27,912
Savings deposits                          99,461           -           -           -          -       99,461
Money market deposits                    380,807           -           -           -          -      380,807
Time deposits                             51,956      65,183      83,768     115,282    122,001      438,190
Short-term borrowings:
    Federal funds purchased &
        repurchase agreements              1,050       1,600       1,850       2,000        900        7,400
    Other                                      -           -       1,000           -          -        1,000
Long-term debt                             8,000      12,000       2,021       5,000     26,000       53,021
Company obligated mandatorily
    redeemable preferred securities            -           -           -           -     25,000       25,000
                                       ---------------------------------------------------------------------
    Total rate-sensitive liabilities   $ 569,186   $  78,783   $  88,639   $ 122,282   $173,901   $1,032,791
    Rate-sensitive assets less
        rate-sensitive liabilities     $(184,156)  $  (6,764)  $  (6,147)  $  11,986   $346,438   $  161,357
                                       ---------------------------------------------------------------------

    Cumulative Gap                     $(184,156)  $(190,920)  $(197,067)  $(185,081)  $161,357
                                       =====================================================================
    Cumulative amounts as a
       percentage of total
       rate-sensitive assets              -15.42%     -15.99%     -16.50%     -15.50%     13.51%
                                       =====================================================================
    Cumulative ratio                        0.68        0.71        0.73        0.78       1.16
                                       =====================================================================


The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $184.2 million in the 1-30 days time period. On a cummulative basis, the gap remains liability sensitive through 1 year as rate-sensitive liabilities that reprice in those time periods are greater in volume than rate-sensitive assets that are subject to repricing in the same respective time periods. The composition of the gap structure at March 31, 2002 will benefit the Corporation more if interest rates fall during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on interest rate-sensitive assets. After 1 year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities that would be repricing.





                                                                       14 of 20

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     QUARTERS ENDED MARCH 31, 2002 AND 2001

                                                             2002                                   2001
                                              -------------------------------         ------------------------------
                                               Average     Income/     Yield/         Average     Income/     Yield/
                                               Balance     Expense     Rate           Balance     Expense     Rate
                                              -------------------------------         ------------------------------
                                                                      (Dollars in thousands)
ASSETS
    Federal funds sold                        $   15,101   $    58     1.56%         $   37,173   $   509     5.55%
    Investment securities
        U.S. Government obligations              135,483     1,618     4.84%            162,189     2,338     5.85%
        Obligations of states and political
            subdivisions (1)                      42,144       745     7.17%             43,451       797     7.44%
        Other securities                          24,146       199     3.34%             35,674       416     4.73%
    Loans (net of unearned interest) (1) (2)     984,610    16,465     6.78%            972,634    20,626     8.60%
                                              --------------------                   --------------------
    Total interest earning assets             $1,201,484   $19,085     6.44%         $1,251,121   $24,686     8.00%
                                                           =======                                =======

    Cash and due from banks                       32,929                                 33,011
    Premises and equipment                        28,851                                 30,999
    Reserve for possible loan losses             (13,687)                               (12,395)
    Other assets                                  37,159                                 28,182
                                              -----------                            -----------

Total Assets                                  $1,286,736                             $1,330,918
                                              ===========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits     $   14,783   $    38     1.04%         $   38,244   $   274     2.91%
    Savings deposits                              96,761       267     1.12%             87,946       648     2.99%
    Money market deposits                        405,618     1,333     1.33%            335,444     2,829     3.42%
    Time deposits                                440,960     4,627     4.26%            553,332     8,276     6.07%
    Short-term borrowings:
        Federal funds purchased and                9,182       126     5.57%             18,211       260     5.79%
             repurchase agreements
        Other                                      1,500        13     3.51%             31,583       573     7.36%
    Long-term debt                                49,810       655     5.33%             50,538       721     5.79%
    Company obligated mandiatorily
       redeemable preferred securities            25,000       563     9.13%                  -         -        -
                                              --------------------                   --------------------
    Total interest-bearing liabilities        $1,043,614   $ 7,622     2.96%         $1,115,298   $13,581     4.94%
                                                           =======                                =======

    Net interest spread                                                3.48%                                  3.06%
                                                                       =====                                  =====

    Demand deposits                              127,960                                111,374
    Other liabilities                              8,637                                 10,138
    Stockholders' equity                         106,525                                 94,108

Total Liabilities and Stockholders' Equity    $1,286,736                             $1,330,918
                                              ===========                            ===========

Interest income / earning assets (1)          $1,201,484   $19,085     6.44%         $1,251,121   $24,686     8.00%
Interest expense / earning assets             $1,201,484     7,622     2.57%         $1,251,121    13,581     4.40%
                                                           -----------------                      -----------------

Net interest margin (1)                                    $11,463     3.87%                      $11,105     3.60%
                                                           =================                      =================

    (1)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.
    (2)  Non-accrual loans have been included in average loans, net of unearned interest.




                                                                       15 of 20

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     QUARTERS ENDED MARCH 31, 2002 AND 2001


                                                                            Change due to (1)

                                                                    Average     Average       Total
                                                                    Volume     Yield/Rate     Change
                                                                    ----------------------------------

                                                                         (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                                              $  (265)     $  (186)     $  (451)
    Investment securities:
        U.S. Government obligations                                    (374)        (346)        (720)
        Obligations of states and political
            subdivisions (2)                                            (24)         (28)         (52)
        Other securities                                               (152)         (65)        (217)
    Loans (2)                                                           245       (4,406)      (4,161)
                                                                    ----------------------------------

Change in interest income (2)                                       $  (570)     $(5,031)     $(5,601)
                                                                    ----------------------------------




Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                           $  (115)     $  (121)     $  (236)
    Savings deposits                                                     59         (440)        (381)
    Money market deposits                                               500       (1,996)      (1,496)
    Time deposits                                                    (1,477)      (2,172)      (3,649)
    Short-term borrowings:
        Federal funds purchased and repurchase
            agreements                                                 (124)         (10)        (134)
        Other                                                          (362)        (198)        (560)
    Long-term debt                                                      (10)         (56)         (66)
    Company obligated mandatorily redeemable preferred securities       563            -          563
                                                                    ----------------------------------

Change in interest expense                                          $  (966)     $(4,993)     $(5,959)
                                                                    ----------------------------------

Increase in net interest income (2)                                 $   396      $   (38)     $   358
                                                                    ==================================


    (1)  Changes due to both rate and volume have been allocated proportionally.
    (2)  On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.











                                                                       16 of 20

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

The Corporation's subsidiary banks, Busey Bank and Busey Bank Florida, have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of -175 basis points, -100 basis points, +100 basis points and +200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of March 31, 2002, is as follows:

                                                                               Basis Point Changes
                                                                     -175      -100       +100        +200
                                                                     ---------------------------------------
Percentage  change in net interest income due to an
    immediate change in interest rates over a one-year period        2.28%     2.74%     (0.22%)     (0.56%)









                                                                       17 of 20

                           PART II - OTHER INFORMATION


ITEM 1:     Legal Proceedings
            None


ITEM 2:     Changes in Securities
            Not applicable


ITEM 3:     Defaults Upon Senior Securities
            Not applicable


ITEM 4: The annual meeting of stockholders of First Busey Corporation was held on April 15, 2002. At that meeting, the following matters were approved by the stockholders:

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
            Douglas C. Mills                David C. Thies
            Edwin A. Scharlau II            Arthur R. Wyatt


     2. Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending December 31, 2002.

            For:      10,887,165 (79.66%)
            Against:      40,966 (0.30%)
            Abstain:      38,977 (0.29%)


ITEM 5:     Other Information
            Not Applicable


ITEM 6:     Exhibits and Reports on Form 8-K

            (A.)     EXHIBIT 21.1

                     See Exhibit Index

            (B.)     REPORTS ON FORM 8K

                     There were no reports on Form 8-K filed during the three months ending March 31, 2002.



                                                                       18 of 20

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


                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                             By:     //Barbara J. Jones//
                                     --------------------

                                  Barbara J. Jones
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)



Date:     May 14, 2002



















                                                                       19 of 20

EXHIBIT 21.1.  LIST OF SUBSIDIARIES:

     DIRECT:
     -------

          Busey Bank
          Busey Bank Florida
          Busey Investment Group, Inc.
          First Busey Resources, Inc.
          First Busey Capital Trust I


     INDIRECT:
     ---------

          First Busey Trust & Investment Co.
          First Busey Securities, Inc.
          Busey Insurance Services, Inc.
          B.A.T., Inc.
          Busey Travel, Inc.
















                                                                       20 of 20