Form 10-K/A
period 2001-12-31
FIRST BUSEY CORP /NV/
filed 2002-06-25
CIK 314489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at February 25, 2002
         -----                                 --------------------------------
         Common Stock, without par value                  13,667,888

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                             FIRST BUSEY CORPORATION
                                   FORM 10-K/A

                                TABLE OF CONTENTS



                                                                                   PAGE

Item 10.  Directors of the Registrant................................................4


Item 11.  Executive Compensation.....................................................6


Item 12.  Security Ownership of Certain Beneficial Owners and Management.............9


Item 13.  Certain Relationships and Related Transactions............................11

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Directors.

         Set forth below is certain biographical information concerning each director, including principal occupation and age as of February 15, 2002. Unless otherwise noted, the directors have been employed in their principal occupation with the same organization for at least the last 5 years.

Joseph M. Ambrose
Director since: 1993
Age: 44
Mr. Ambrose has served as Executive Vice President of AFNI, Inc., Bloomington, Illinois since January 1999. Prior to that, Mr. Ambrose was an attorney with the firm Hinshaw & Culbertson, Bloomington, Illinois.

Samual P. Banks
Director since: 1996
Age: 47
Mr. Banks is President and Chief Executive Officer of Cunningham Children's Home, Urbana, Illinois. Mr. Banks has been associated with Cunningham Children's Home since 1982.

T. O. Dawson
Director since: 1995
Age: 61
Mr. Dawson is a retired Senior Vice President of Acordia, Inc., Champaign, Illinois. Prior to being named Senior Vice President of Acordia in 1999, Mr. Dawson was a partner in the firm of Insurance Risk Managers, Ltd., Champaign, Illinois, which was acquired by Acordia.

Victor F. Feldman
Director since: 1996
Age: 66
Dr. Feldman is an ophthalmologist at Christie Clinic, Champaign, Illinois. Dr. Feldman had been associated with Christie Clinic since 1967.

Kenneth M. Hendren
Director since: 1996
Age: 55
Mr. Hendren is a self-employed farmer in LeRoy, Illinois.

E. Phillips Knox
Director since: 1980
Age: 55
Mr. Knox is an attorney with the firm Tummelson Bryan & Knox, Urbana, Illinois.

Barbara J. Kuhl
Director since: 2001
Age:  51
Mrs. Kuhl has served as President and Chief Operating Officer of First Busey Corporation since November 2000. Previously, Mrs. Kuhl served in various management capacities since joining Busey Bank in 1974. Mrs. Kuhl is married to
P. David Kuhl, a director.

P. David Kuhl
Director since: 1996
Age: 52
Mr. Kuhl has served as President and Chief Executive Officer of Busey Bank since June 1991. Previously, Mr. Kuhl served in various management capacities since joining Busey Bank in 1979. Mr. Kuhl has served on the Board of Directors of Busey Bank since 1991. Mr. Kuhl is married to Barbara J. Kuhl, a director.

V. B. Leister, Jr.
Director since: 1996
Age: 56
Mr. Leister is President of Carter's Moving & Storage, Inc., and Vice President & Treasurer of Carter's Furniture Inc., Urbana, Illinois.

Douglas C. Mills
Director since: 1980
Age: 61
Mr. Mills has served as Chairman of the Board and Chief Executive Officer of First Busey Corporation since its incorporation. He has been associated with Busey Bank since 1971 when he assumed the position of Chairman of the Board. Mr. Mills is married to Linda M. Mills, a director.

Linda M. Mills
Director since: 1996
Age: 61
Mrs. Mills is active with various charitable organizations and previously served as Chairman of the Board of Busey Travel, Champaign, Illinois. Mrs. Mills is married to Douglas C. Mills, a director.

David C. Thies
Director since: 1996
Age: 46
Mr. Thies is an attorney with the law firm of Webber & Thies, P.C., Urbana, Illinois.

Edwin A. Scharlau II
Director since: 1984
Age: 57
Mr. Scharlau has served as Chairman of the Board of Busey Investment Group, Inc. since January 2001 and First Busey Securities, Inc., since June 1994. Mr. Scharlau also serves as Chairman of the Board of Busey Bank, a position he has held since July of 1991. Mr. Scharlau has been associated with Busey Bank since 1964.

Arthur R. Wyatt
Director since: 1995
Age: 74
Mr. Wyatt is a Professor of Accounting at the University of Illinois-Urbana and Chairman of the Board of Inprimis, Inc., Boca Raton, Florida.

(b) Executive Officers.

Barbara J. Jones
Age:
Ms. Jones has served as Chief Financial Officer of First Busey Corporation since March 1999. Previously, Ms. Jones served as Controller of Busey Bank.

         For information related to Douglas C. Mills (Chief Executive Officer), Barbara J. Kuhl (President), Edwin A. Scharlau (Chairman of Busey Investment Group), and P. David Kuhl (Chief Executive Officer of Busey Bank), please refer to Item 10(a) above.

Section 16(a) Beneficial Ownership Compliance.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 2001, its executive officers and directors complied with all Section 16(a) filing requirements except for Director Ambrose who was delinquent in reporting one disposition transaction. In making these statements, the Company has relied upon the written representations of its directors and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers.


         The following table discloses compensation received by the Company's Chief Executive Officer and the other executive officers of the Company earning at least $100,000 in 2001.

                           SUMMARY COMPENSATION TABLE


                                                                          Restricted
                                                                            Stock       Securities Underlying       All Other
Name and Principal Positions             Year   Salary($)  Bonus ($)(1)    Awards ($)      Options/SARS (#)      Compensation ($)(2)
----------------------------             ----   ---------  -----------     ----------   ---------------------    ------------------
Douglas C. Mills                         2001   105,000      140,005                0              15,000               48,241
Chairman of the Board and Chief
Executive Officer
                                         2000   100,000      121,813            1,994              15,000               77,016
                                         1999   125,000      100,000            2,263              20,000               67,713

Edwin A. Scharlau II                     2001   140,000       76,008                0               7,500               11,648
Chairman of the Board of Busey
Investment Group
                                         2000   140,000       81,450            1,994               7,500               10,068
                                         1999   150,000       50,000            2,263              10,000               13,791

P. David Kuhl                            2001   140,000       79,991                0               7,500               11,617
President and Chief
Executive Officer of Busey Bank
                                         2000   140,000       81,450            1,994               7,500               10,047
                                         1999   150,000       50,000            2,263              10,000               12,988

Barbara J. Kuhl                          2001   100,000       79,991                0               7,500               10,993
President, Corporate Secretary,          2000    80,000       62,875            1,994                 -0-                7,512
Treasurer and Chief Operating Officer    1999    75,000       45,000            2,263                 -0-                9,895


(1) Mr. Mills, Mr. Scharlau, Mr. Kuhl and Mrs. Kuhl received 694, 377, 396 and 396 shares of Common Stock, respectively, under the 2001 Management and Associate Dividend Program. The shares were valued at the closing price on November 20, 2001, the date the award was approved by the Board. The stock values included for Mr. Mills, Mr. Scharlau, Mr. Kuhl and Mrs. Kuhl were $14,005, $7,608, $7,991 and $7,991, respectively.

(2)  The amounts disclosed in this column for 2001 include:

     Company contributions of $8,387 on behalf of each individual under the First Busey Corporation Profit Sharing Plan & Trust, a defined contribution plan.

     Discretionary company contributions of $2,606 on behalf of each individual under the First Busey Corporation Employee Stock Ownership Plan, a defined contribution plan.

     Compensation value of split-dollar life insurance policies on Mr. Mills in the amount of $37,248. The Company will be reimbursed for all premiums paid on the policies, without interest, from the proceeds of the policies. Mr. Mills currently has two $10,000,000 split-dollar life insurance policies. The first policy was acquired in 1992 and the second policy was acquired in 2000. Split-dollar life insurance policies were acquired on Mr. Scharlau and Mr. Kuhl in 1994. For 2001, $655 and $624, respectively, represent the compensation value of these policies to Mr. Scharlau and Mr. Kuhl.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                       Potential Realizable Value at
                                                                                    Assumed Annual Rates of Stock Price
                                Individual Grants                                      Appreciation for Option Term
  -------------------------------------------------------------------------------  --------------------------------------
                                Number of
                                Securities          % of Total
                                Underlying       Options Granted    Exercise or
                              Options/SAR's      to Employees in    Base Price      Expiration
           Name               Granted (#)(1)       Fiscal Year       ($/Share)         Date         5%($)       10%($)
  ------------------------    --------------     ----------------   ------------   ------------   ---------    ----------
  Douglas C. Mills                  15,000             24%            $17.875        12/15/05       123,511      203,608

  Edwin A. Scharlau II               7,500             12%            $17.875        12/15/05        61,756      101,804

  P. David Kuhl                      7,500             12%            $17.875        12/15/05        61,756      101,804

  Barbara J. Kuhl                    7,500             12%            $17.875        12/15/05        61,756      101,804


(1) The options became exercisable on January 15, 2002.


AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

         The following table provides information on option exercises in fiscal 2001 by the named executive officers and the value of such officers' unexercised options at December 31, 2001.


                                                          Number of Securities Underlying        Value of Unexercised
                                                            Unexercised Options/SARs at      In-the-Money Options/SARs at
                                                                December 31, 2001(#)           December 31, 2001 ($)(1)
                                                          ----------------------------------------------------------------
                               Shares
                             Acquired on       Value
           Name             Exercise (#)    Realized ($)    Exercisable    Unexercisable     Exercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Douglas C. Mills                 100,000      673,625            15,000         35,642         21,263          225,631

Edwin A. Scharlau II              22,500      213,750            17,500         22,200         42,931          142,769

P. David Kuhl                     22,500      223,594            17,500         22,200         42,931          142,769

Barbara J. Kuhl                    9,000       89,438               -0-         15,900            -0-           85,250


(1) Based on the closing price of Common Stock of $21.48 as quoted on the Nasdaq National Market on December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of February 15, 2002 by all directors and director nominees, by each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, by each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group.

         The number of shares beneficially owned by each director, director nominee, 5% stockholder or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of February 15, 2002 through the exercise of any option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed includes, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust of which the person is a trustee or in which the person may have a beneficial interest. In some cases, the person has disclaimed beneficial interest in certain of these shares.


Name and Address of Beneficial Owner                              Common Stock Beneficially Owned
-----------------------------------------------  --------------------------------------------------------------
                                                        Number of             Right to          Percent of
                                                       Shares Owned          Acquire (1)     Outstanding Shares
                                                       ------------          -----------     ------------------
Douglas C. Mills(2)                                      2,725,935              46,000                20.21%
201 E. Main Street
Urbana, Illinois 61801

Linda M. Mills(3)                                          720,200               9,000                 5.33%
2123 Seaton Court
Champaign, Illinois 61821

A. Barclay Klingel, Jr.(4)                                 848,008                   0                 6.20%
Joseph M. Ambrose                                           30,410               9,000                  .29%
Samuel P. Banks                                              5,234               9,000                  .10%
T. O. Dawson                                                88,626               9,000                  .71%
Victor F. Feldman                                           72,544                   0                  .53%
Kenneth M. Hendren                                         144,238               9,000                 1.12%
E. Phillips Knox                                           200,250               9,000                 1.53%
Barbara J. Kuhl(5)                                          89,435              11,500                  .73%
P. David Kuhl(6)                                            88,331              25,000                  .83%
V. B. Leister, Jr.                                          21,248               9,000                  .22%
Edwin A. Scharlau II                                       364,156              25,000                 2.84%
David C. Thies                                               3,950                   0                  .03%
Arthur R. Wyatt                                             63,768               9,000                  .53%

All directors and executive officers as a group          4,618,324             179,500                34.78%
(14 persons)


--------

(1)  Shares that can be acquired through stock options available for exercise.

(2) Includes 670,002 shares held by the Martin A. Klingel Estate for which Mr. Mills shares voting and dispositive powers with A. Barclay Klingel, Jr. Excludes 720,200 shares of common stock beneficially owned by Linda M. Mills, Mr. Mills' spouse. Includes 21,242 shares of common stock owned by Busey Mills Foundation and 1,000,000 shares of common stock owned by Mills Investment LP.

(3) Excludes 2,725,935 shares of common stock beneficially owned by Douglas C. Mills, Mrs. Mills' spouse. Includes 5,000 shares of common stock owned by Mills Family Foundation and 30,000 shares of common stock owned by Mills Family Trust.

(4) Includes 670,002 shares held by the Martin A. Klingel Estate for which Mr. Klingel shares voting and dispositive powers with Douglas C. Mills. Also includes 108,000 shares held in the Klingel Insurance Trust, for which Mr. Klingel acts as sole trustee.

(5) Excludes 88,331 shares of common stock beneficially owned by P. David Kuhl, Mrs. Kuhl's spouse.

(6) Excludes 89,435 shares of common stock beneficially owned by Barbara J. Kuhl, Mr. Kuhl's spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation Committee Interlocks and Certain Relationships and Related Transactions.

         Mr. Knox, a director of the Company, is an attorney with Tummelson Bryan & Knox, Urbana, Illinois, and provided legal and certain consulting services to the Company during fiscal 2001. The dollar amount of the fees paid to Tummelson Bryan & Knox by the Company during the 2001 fiscal year was $109,991.

         The Company's banking subsidiaries have, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers and holders of 5% or more of the Company's Common Stock, their immediate families and their affiliated companies. These transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons. These transactions have not involved and will not involve more than the normal risk of collectibility or any other unfavorable features. At December 3l, 2001, these persons and companies were indebted to the Company's banking subsidiaries for loans totaling approximately $3.596 million representing 3.40% of total stockholders' equity. In addition to these loans, the Company's banking subsidiaries make loans to officers of the Company's subsidiaries who are not executive officers of First Busey.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on June 24, 2002.


                                           FIRST BUSEY CORPORATION


                                           By  \s\ Douglas C. Mills
                                              ----------------------------------
                                              Chairman of the Board, President,
                                              Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 24, 2002.

                                                    TITLE:
SIGNATURE:

 /s/   Douglas C. Mills                           Chairman of the Board,
----------------------------------------          Chief Executive Officer
Douglas C. Mills                                  (Principal Executive Officer)


/s/  Barbara J. Jones                             Chief Financial Officer
----------------------------------------
Barbara J. Jones                                  (Principal Financial Officer)


/s/   Joseph M. Ambrose                           Director
----------------------------------------
Joseph M. Ambrose


/s/   Samuel P. Banks                             Director
----------------------------------------
Samuel P. Banks


                                                  Director
----------------------------------------
T. O. Dawson


/s/  Victor F. Feldman                            Director
----------------------------------------
Victor F. Feldman


                                                  Director
----------------------------------------
Kenneth M. Hendren

/s/   E. Phillips Knox                            Director
----------------------------------------
E. Phillips Knox


/s/   Barbara J. Kuhl                             Director
----------------------------------------
Barbara J. Kuhl


/s/   P. David Kuhls                              Director
----------------------------------------
P. David Kuhl


/s/  V. B. Leister, Jr.                           Director
----------------------------------------
V. B. Leister, Jr.


/s/  Linda M. Mills                               Director
----------------------------------------
Linda M. Mills


                                                  Director
----------------------------------------
Edwin A. Scharlau II


/s/  David C. Thies                               Director
----------------------------------------
David C. Thies


                                                  Director
----------------------------------------
Arthur R. Wyatt