Form 10-Q
period 2002-06-30
FIRST BUSEY CORP /NV/
filed 2002-08-14
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2002             Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

                Nevada                                  37-1078406
----------------------------------------    ------------------------------------
    (State or other jurisdiction of           (I.R.S. Employer Identification
    Incorporation or organization)                         No.)

           201 W. Main St.,
           Urbana, Illinois                                61801
----------------------------------------    ------------------------------------
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

Yes  X       No
    ---         ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at August 1, 2002
-------------------------------------------------------------------------------
Common Stock, without par value                       13,612,920


                                                                         1 of 25

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS





                                                                         2 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                    June 30, 2002         December 31, 2001
                                                                               -------------------     ---------------------
                                                                                          (Dollars in thousands)
ASSETS
Cash and due from banks                                                           $        43,893         $          41,580

Federal funds sold                                                                         27,700                    20,000
Securities available for sale (amortized cost 2002, $203,262;
     2001, $197,398)                                                                      218,482                   210,869

Loans                                                                                   1,009,151                   978,106
Allowance for loan losses                                                                (13,810)                  (13,688)
                                                                               ------------------     ---------------------
    Net loans                                                                     $       995,341         $         964,418

Premises and equipment                                                                     28,258                    29,081
Goodwill                                                                                    9,293                     9,293
Other intangible assets                                                                       987                     1,211
Cash surrender value of bank owned life insurance                                          10,791                    10,111
Other assets                                                                               21,820                    14,126
                                                                               ------------------     ---------------------
        Total assets                                                              $     1,356,565         $       1,300,689
                                                                               ==================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Noninterest bearing                                                           $       134,671         $         138,685
    Interest bearing                                                                    1,001,141                   967,314
                                                                               ------------------     ---------------------
    Total deposits                                                                $     1,135,812         $       1,105,999

Securities sold under agreements to repurchase                                              5,021                     9,767
Short-term borrowings                                                                           -                     2,000
Long-term debt                                                                             70,021                    47,021
Company obligated mandatorily redeemable preferred securities                              25,000                    25,000
Other liabilities                                                                           9,940                     5,112
                                                                               ------------------     ---------------------
        Total liabilities                                                         $     1,245,794         $       1,194,899
                                                                               ------------------     ---------------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                   $             -         $               -
Common stock                                                                                6,291                     6,291
Surplus                                                                                    20,906                    21,170
Retained earnings                                                                          86,764                    81,861
Accumulated other comprehensive income                                                      9,182                     8,128
                                                                               ------------------     ---------------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                        $       123,143         $         117,450
Treasury stock, at cost                                                                  (10,205)                   (9,639)
Unearned ESOP shares and deferred compensation for stock grants                           (2,167)                   (2,021)
                                                                               ------------------     ---------------------
        Total stockholders' equity                                                $       110,771         $         105,790
                                                                               ------------------     ---------------------
        Total liabilities and stockholders' equity                                $     1,356,565         $       1,300,689
                                                                               ==================     =====================

Common Shares outstanding at period end                                                13,650,920                13,677,688
                                                                               ==================     =====================


See notes to unaudited consolidated financial statements.


                                                                         3 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                                                    2002                    2001
                                                                             -------------------      ------------------
                                                                        (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                   $       32,637          $       40,513
    Interest and dividends on investment securities:
        Taxable interest income                                                           3,659                   5,278
        Non-taxable interest income                                                         977                   1,038
        Dividends                                                                            61                      59
    Interest on federal funds sold                                                           86                     749
                                                                             ------------------      ------------------
        Total interest income                                                    $       37,420          $       47,637
                                                                             ------------------      ------------------
INTEREST EXPENSE:
    Deposits                                                                     $       12,366          $       23,083
    Short-term borrowings                                                                   265                   1,457
    Long-term debt                                                                        1,405                   1,393
    Company obligated mandatorily redeemable preferred securities                         1,125                      72
                                                                             ------------------      ------------------
        Total interest expense                                                   $       15,161          $       26,005
                                                                             ------------------      ------------------
        Net interest income                                                      $       22,259          $       21,632
    Provision for loan losses                                                             1,480                     895
                                                                             ------------------      ------------------
        Net interest income after provision for loan losses                      $       20,779          $       20,737
                                                                             ------------------      ------------------
OTHER INCOME:
    Trust                                                                        $        2,499          $        2,406
    Commissions and brokers fees, net                                                     1,095                   1,164
    Service charges on deposit accounts                                                   3,411                   2,907
    Other service charges and fees                                                          862                     815
    Security gains, net                                                                     473                     872
    Gain on sales of loans                                                                1,356                     966
    Net commissions from travel services                                                      -                     526
    Other operating income                                                                1,354                   1,448
                                                                             ------------------      ------------------
        Total other income                                                       $       11,050          $       11,104
                                                                             ------------------      ------------------
OTHER EXPENSES:
    Salaries and wages                                                           $        8,640          $        8,641
    Employee benefits                                                                     1,823                   1,803
    Net occupancy expense of premises                                                     1,557                   1,533
    Furniture and equipment expenses                                                      1,672                   1,968
    Data processing                                                                         417                     391
    Stationery, supplies and printing                                                       490                     541
    Amortization of intangible assets                                                       224                     715
    Other operating expenses                                                              3,572                   3,538
                                                                             ------------------      ------------------
        Total other expenses                                                     $       18,395          $       19,130
                                                                             ------------------      ------------------
    Income before income taxes                                                   $       13,434          $       12,711
        Income taxes                                                                      4,457                   4,586
                                                                             ------------------      ------------------
        NET INCOME                                                               $        8,977          $        8,125
                                                                             ==================      ==================

BASIC EARNINGS PER SHARE                                                         $         0.66          $         0.60
                                                                             ==================      ==================
DILUTED EARNINGS PER SHARE                                                       $         0.66          $         0.60
                                                                             ==================      ==================
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                     $         0.30          $         0.26
                                                                             ==================      ==================


See notes to unaudited consolidated financial statements.



                                                                         4 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                                                      2002                    2001
                                                                               -------------------      ------------------
                                                                          (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                      $      16,233           $      19,945
    Interest and dividends on investment securities:
        Taxable interest income                                                             1,873                   2,554
        Non-taxable interest income                                                           493                     520
        Dividends                                                                              30                      29
    Interest on federal funds sold                                                             28                     240
                                                                               ------------------      ------------------
        Total interest income                                                       $      18,657           $      23,288
                                                                               ------------------      ------------------
INTEREST EXPENSE:
    Deposits                                                                        $       6,101           $      11,056
    Short-term borrowings                                                                     126                     664
    Long-term debt                                                                            750                     632
   Company obligated mandatorily redeemable preferred securities                              562                      72
                                                                               ------------------      ------------------
        Total interest expense                                                      $       7,539           $      12,424
                                                                               ------------------      ------------------
        Net interest income                                                         $      11,118           $      10,864
Provision for loan losses                                                                     915                     495
                                                                               ------------------      ------------------
        Net interest income after provision for loan losses                         $      10,203           $      10,369
                                                                               ------------------      ------------------
OTHER INCOME:
    Trust                                                                           $       1,249           $       1,255
    Commissions and brokers fees, net                                                         554                     567
    Service charges on deposit accounts                                                     1,855                   1,528
    Other service charges and fees                                                            440                     418
    Security gains, net                                                                       199                     221
    Gains on sales of pooled loans                                                            559                     533
    Net commissions from travel services                                                        -                     254
    Other operating income                                                                    730                     936
                                                                               ------------------      ------------------
        Total other income                                                          $       5,586           $       5,712
                                                                               ------------------      ------------------
OTHER EXPENSES:
    Salaries and wages                                                              $       4,342           $       4,377
    Employee benefits                                                                         892                     835
    Net occupancy expense of premises                                                         782                     731
    Furniture and equipment expenses                                                          840                     997
    Data processing                                                                           222                     201
    Stationary, supplies and printing                                                         257                     284
    Amortization of intangible assets                                                         112                     357
    Other operating expenses                                                                1,953                   2,020
                                                                               ------------------      ------------------
        Total other expenses                                                        $       9,400           $       9,802
                                                                               ------------------      ------------------
        Income before income taxes                                                  $       6,389           $       6,279
Income taxes                                                                                2,102                   2,252
                                                                               ------------------      ------------------
NET INCOME                                                                          $       4,287           $       4,027
                                                                               ==================      ==================

BASIC EARNINGS PER SHARE                                                            $        0.32           $        0.30
                                                                               ==================      ==================
DILUTED EARNINGS PER SHARE                                                          $        0.32           $        0.30
                                                                               ==================      ==================
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                        $        0.15           $        0.13
                                                                               ==================      ==================

See notes to unaudited consolidated financial statements.



                                                                         5 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                              2002                  2001
                                                                                        ------------------    ------------------
                                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                               $      8,977          $      8,125
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                       57                     3
        Depreciation and amortization                                                               1,961                 2,767
        Provision for loan losses                                                                   1,480                   895
        Provision for deferred income taxes                                                           766               (1,533)
        Amortization of investment security discounts                                               (212)                 (543)
        Gain on sales of investment securities, net                                                 (473)                 (872)
        Proceeds from sales of loans                                                              100,922                98,391
        Loans originated for sale                                                                (89,363)             (118,109)
        Gain on sale of loans                                                                     (1,356)                 (966)
        Gain on sale and disposition of premises and equipment                                       (28)                   (1)
        Change in assets and liabilities:
            Increase in other assets                                                              (1,904)                 (723)
            Increase in accrued expenses                                                            3,104                 1,184
            Increase (decrease) in interest payable                                                   264               (1,031)
            Decrease in income taxes receivable                                                        22                   172
            Increase in income taxes payable                                                            -                   251
                                                                                        -----------------    ------------------
                Net cash provided by (used in) operating activities                          $     24,217          $   (11,990)
                                                                                        -----------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                                17,544                 3,213
    Proceeds from maturities of securities classified available for sale                           36,020                73,762
    Purchase of securities classified available for sale                                         (58,744)              (67,104)
    Increase in federal funds sold                                                                (7,700)               (7,800)
    (Increase) decrease in loans                                                                 (48,418)                35,103
    Increase in cash surrender value of bank owned life insurance                                   (336)                     -
    Proceeds from sale of premises and equipment                                                      106                     2
    Purchases of premises and equipment                                                             (992)                 (875)
    Increase in investment in bank owned life insurance                                             (344)                     -
                                                                                        -----------------    ------------------
        Net cash (used in) provided by investing activities                                  $   (62,864)          $     36,301
                                                                                        -----------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                                       $     36,320          $   (25,074)
    Net (decrease) increase  in demand, money market and saving deposits                          (6,507)                11,102
    Cash dividends paid                                                                           (4,074)               (3,494)
    Purchase of treasury stock                                                                    (1,796)               (2,454)
    Proceeds from sale of treasury stock                                                              763                 2,886
    Net decrease in securities sold under agreement to
       repurchase & federal funds purchased                                                       (4,746)               (2,488)
    Proceeds from short-term borrowings                                                               500                 2,500
    Principal payments on short-term borrowings                                                   (2,500)              (27,500)
    Proceeds from issuance of long-term debt                                                       31,000                     -
    Proceeds from issuance of trust preferred securities                                                -                25,000
    Principal payments on long-term borrowings                                                    (8,000)               (9,976)
                                                                                        -----------------    ------------------
        Net cash provided by (used in) financing activities                                  $     40,960          $   (29,498)
                                                                                        -----------------    ------------------
        Net increase (decrease) in cash and due from banks                                   $      2,313          $    (5,187)
Cash and due from banks, beginning                                                                 41,580          $     58,585
                                                                                        -----------------    ------------------
Cash and due from banks, ending                                                              $     43,893          $     53,398
                                                                                        =================    ==================


                                                                         6 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
             SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)

                                                                                              2002                  2001
                                                                                        ------------------    ------------------
                                                                                                 (Dollars in thousands)
                                                                                        ----------------------------------------

Other real estate acquired in settlement of loans                                                 $ 5,812                 $   -
                                                                                        =================    ==================


See notes to unaudited consolidated financial statements.




                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                   2002                     2001
                                                                            -------------------       ------------------
                                                                         (Dollars in thousands, except per share amounts)
Net income                                                                          $    8,977               $    8,125
                                                                            ------------------       ------------------
Other comprehensive income, before tax:
Unrealized gains on securities:
          Unrealized holding gains arising during period                            $    2,221               $    2,874
          Less reclassification adjustment for gains included in net income              (473)                    (872)
                                                                            ------------------       ------------------
Other comprehensive income, before tax                                              $    1,748               $    2,002
     Income tax expense related to items of other comprehensive income                     694                      794
                                                                            ------------------       ------------------
     Other comprehensive income, net of tax                                         $    1,054               $    1,208
                                                                            ------------------       ------------------
     Comprehensive income                                                           $   10,031               $    9,333
                                                                            ==================       ==================


                                                                         7 of 25

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

NOTE 2:  LOANS
The major classifications of loans at June 30, 2002 and December 31, 2001 were as follows:

                                                                           June 30, 2002       December 31, 2001
                                                                 ------------------------------------------------
                                                                                   (Dollars in thousands)
Commercial                                                                 $     117,379            $    121,694
Real estate construction                                                          96,482                  83,701
Real estate - farmland                                                            12,991                  14,414
Real estate - 1-4 family residential mortgage                                    383,031                 371,154
Real estate - multifamily mortgage                                                53,972                  54,265
Real estate - non-farm nonresidential mortgage                                   268,061                 253,932
Installment                                                                       56,873                  57,924
Agricultural                                                                      20,362                  21,022
                                                                 -----------------------------------------------
                                                                           $   1,009,151            $    978,106

Less:
    Allowance for loan losses                                                   (13,810)                (13,688)
                                                                 -----------------------------------------------
    Net loans                                                              $     995,341            $    964,418
                                                                 ===============================================

The real estate-mortgage category includes loans held for sale with carrying values of $11,681,000 at June 30, 2002 and $21,884,000 at December 31, 2001;
these loans had fair market values of $11,866,000 and $22,069,000 respectively.

The following table sets forth the maturities of the loan portfolio:

                                              1 year or less        Over 1 year          Over 5 years             Total
                                                                  through 5 years
                                            -------------------  -------------------  -------------------  --------------------
                                                                          (Dollars in thousands)
Commercial and agricultural                        $    87,310          $    33,397         $     17,034         $     137,741
Real Estate                                            159,987              329,710              324,840               814,537
Installment                                             12,613               41,182                3,078                56,873
                                            ------------------  -------------------  -------------------  --------------------
                                                   $   259,910          $   404,289         $    344,952         $   1,009,151
                                            ==================  ===================  ===================  ====================

Fixed Rate                                         $    89,456          $   265,514         $     86,310         $     441,280
Floating Rate                                          170,454              138,775              258,642               567,871
                                            ------------------  -------------------  -------------------  --------------------
                                                   $   259,910          $   404,289         $    344,952         $   1,009,151
                                            ==================  ===================  ===================  ====================



                                                                         8 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  EARNINGS PER SHARE

Net income per common share has been computed as follows:

                                                                       Three Months Ended              Six Months Ended
                                                                            June 30,                       June 30,
                                                                       2002           2001           2002            2001
                                                                  -------------------------------------------------------------
Net income                                                        $    4,287,000  $   4,027,000   $   8,977,000  $   8,125,000
Shares:
    Weighted average common shares outstanding                        13,564,129     13,500,603      13,572,538     13,435,161

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method                   78,589         51,339          77,066        161,879
                                                                  ------------------------------------------------------------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation            13,642,718     13,551,942      13,649,604     13,597,040
                                                                  ============================================================

Basic earnings per share                                          $         0.32  $        0.30   $        0.66  $        0.60
                                                                  ============================================================
Diluted earnings per share                                        $         0.32  $        0.30   $        0.66  $        0.60
                                                                  ============================================================

NEW ACCOUNTING PRONOUNCEMENTS

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


                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                              2002           2001            2002          2001
                                                          -------------   ------------    ------------  -----------
Reported net income                                           $  4,287        $ 4,027        $  8,977     $  8,125
Add goodwill amortization                                            -            234               -          467
                                                          -------------   ------------    ------------  -----------
Adjusted net income                                           $  4,287        $ 4,261        $  8,977     $  8,592
                                                          =============   ============    ============  ===========

BASIC EARNINGS PER SHARE
Reported net income                                           $   0.32        $  0.30        $   0.66     $   0.60
Goodwill amortization                                                -           0.02               -         0.04
                                                          -------------   ------------    ------------  -----------
Adjusted net income                                           $   0.32        $  0.32        $   0.66     $   0.64
                                                          =============   ============    ============  ===========

DILUTED EARNINGS PER SHARE
Reported net income                                           $   0.32        $  0.30        $   0.66     $   0.60
Goodwill amortization                                                -           0.01               -         0.03
                                                          -------------   ------------    ------------  -----------
Adjusted net income                                           $   0.32        $  0.31        $   0.66     $   0.63
                                                          =============   ============    ============  ===========

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





                                                                         9 of 25

In August, 2001, Statement on Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," was issued to supercede Statement No. 121, "Accounting for Impairment and for Long-lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2002, and interim periods within those fiscal years, with early application encouraged. The Corporation does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.



                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 2002 (unaudited) as compared with December 31, 2001 and the results of operations for the six months ended June 30, 2002 and 2001 (unaudited) and the results of operations for the three months ended June 30, 2002 and 2001 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report. The accompanying unaudited financial statements should be read in conjunction with the First Busey Corporation consolidated financial statements and related notes appearing in the 2001 annual report previously filed on Form 10-K.

FINANCIAL CONDITION AT JUNE 30, 2002 AS COMPARED TO DECEMBER 31, 2001

Total assets increased $55,876,000 or 4.3%, to $1,356,565,000 at June 30, 2002
from $1,300,689,000 at December 31, 2001. Securities available for sale increased $7,613,000, or 3.6%, to $218,482,000 at June 30, 2002 from
$210,869,000 at December 31, 2001. Loans increased $31,045,000, or 3.2%, to
$1,009,151,000 at June 30, 2002 from $978,106,000 at December 31, 2001, primarily due to increases in real estate construction, 1-4 family mortgages, and non-farm nonresidential mortgages. These increases were partially offset by a decrease in commercial loan balances.

Total deposits increased $29,813,000, or 2.7%, to $1,135,812,000 at June 30,
2002 from $1,105,999,000 at December 31, 2001. Noninterest-bearing deposits decreased 2.9% to $134,671,000 at June 30, 2002 from $138,685,000 at December
31, 2001. Interest-bearing deposits increased 3.5% to $1,001,141,000 at June 30, 2002 from $967,314,000 at December 31, 2001.

There were no short-term borrowings as of June 30, 2002 as compared to $2,000,000 at December 31, 2001. Long-term debt increased $23,000,000 or 48.9%
to $70,021,000 at June 30, 2002, as compared to $47,021,000 at December 31,
2001. The increase in long-term debt is due to increases in Federal Home Loan Bank (FHLB) advances outstanding which were used primarily to fund loan growth.

In the first six months of 2002, the Corporation repurchased 84,868 shares of its common stock at an aggregate cost of $1,796,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of June 30, 2002, there were 236,200 outstanding options currently exercisable. There were an additional 353,192 stock options outstanding but not currently exercisable.



                                                                        10 of 25

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.

                                                                                       June 30, 2002        December 31, 2001
                                                                                    --------------------- -----------------------
                                                                                               (Dollars in thousands)
Non-accrual loans                                                                              $   1,169               $   1,265
Loans 90 days past due, still accruing                                                               484                     959
Restructured loans                                                                                     -                       -
Other real estate owned                                                                            5,281                      30
Non-performing other assets                                                                            1                       1
                                                                                    --------------------- -----------------------
    Total non-performing assets                                                                $   6,935               $   2,255
                                                                                    ===================== =======================
Total non-performing assets as a percentage of total assets                                        0.51%                   0.17%
                                                                                    ===================== =======================
Total non-performing assets as a percentage of loans plus non-performing assets                    0.68%                   0.23%
                                                                                    ===================== =======================

The ratio of non-performing assets to loans plus non-performing assets increased to 0.68% at June 30, 2002, from 0.23% at December 31, 2001. This was due to an increase in other real estate owned. The increase in other real estate owned was due primarily to the addition of $4 million for one large commercial credit in the hotel industry. Busey Bank became mortgagee in possession on June 28, 2002, and will remain so pending the completion of foreclosure proceedings.

Loans 90 days past due and still accruing at June 30, 2002, were $484,000 or 0.05% of total loans, compared to $959,000, or 0.10% of total loans as of December 31, 2001. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans.

RESERVE FOR LOAN LOSSES

The Corporation maintains its allowance for loan losses at a level management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. The allowance is calculated using a risk rating system which involves judgments, estimates, and uncertainties that are susceptible to change. This risk rating system is based on continuous credit reviews of the loan portfolio and considers changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans, current and anticipated economic conditions that may affect the borrowers' ability to pay, historical loan loss experience and other factors, which, in management's opinion, deserve current recognition in estimating loan losses. Changes in these factors or conditions could have significant impact on the Corporation's financial condition or results of operation.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $534,000 at June 30, 2002. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.



                                                                        11 of 25

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001

SUMMARY

Net income for the six months ended June 30, 2002 increased 10.5% to $8,977,000 as compared to $8,125,000 for the comparable period in 2001. Year-to-date diluted earnings per share increased 10.0% to $.66 at June 30, 2002 as compared to $.60 for the same period in 2001.

Operating earnings, which exclude security gains and the related tax expense, were $8,692,000, or $.64 per share for the six months ended June 30, 2002, as compared to $7,599,000, or $.56 per share for the same period in 2001.

The Corporation's return on average assets was 1.40% for the six months ended June 30, 2002, as compared to 1.24% for the comparable period in 2001. The return on average assets from operations of 1.35% for the six months ended June 30, 2002 was 19 basis points higher than the 1.16% level achieved in the comparable period of 2001.
During the six months ended June 30, 2002, the Corporation recognized net security gains of approximately $285,000, after income taxes, representing 3.2% of net income. During the same period in 2001, net security gains of $526,000, after income taxes, were recognized, representing 6.5% of net income.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

The Corporation's net interest margin expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.82% for the six months ended June 30, 2002, as compared to 3.61% for the same period in 2001. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.56% for the six months ended June 30, 2002, compared to 3.40% for the same period in 2001.

Interest income, on a tax equivalent basis, for the six months ended June 30, 2002 decreased $10,255,000 or 21.2% to $38,056,000 from $48,311,000 for the comparable period in 2001. The decrease in interest income resulted partially from a decrease in average earning assets but more significantly in the rates paid on average earning assets for the period ended June 30, 2002, as compared to the same period of 2001. The average yield on interest-earning assets decreased from 7.83% for the six months ended June 30, 2001 to 6.35% for the same period in 2002 due to decreases in the yields on all categories of interest-earning assets.

Average earnings assets for the first six months of 2002 were $1,208,862,000, down $35,764,000 or 2.9% from $1,244,626,000 for the same period in 2001.
Average interest-bearing liabilities were $1,050,672,000 for the six months ending June 30, 2002, a decrease of $53,246,000 or 4.8% from $1,103,918,000 for the same period in 2001. Runoff in higher-costing time deposit category was replaced by growth in savings and money market deposits.

Total interest expense decreased $10,844,000 or 41.7% for the six months ended June 30, 2002 as compared to the prior year period. This decrease resulted from changes in the mix of funding sources primarily from the lower rates paid on all categories of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $1,480,000 for the six months ended June 30, 2002 is $585,000 higher than the provision for the comparable period in 2001. The provision and expense level of net charge-offs for the period resulted in the reserve representing 1.37% of total loans and 835% of non-performing loans at June 30, 2002, as compared to the reserve representing 1.40% of total loans and 615% of non-performing loans at December 31, 2001. The adequacy of the reserve for loan losses is consistent with management's consideration of the


                                                                        12 of 25
composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, prevailing economic conditions among other factors.

The net chargeoff ratio (net chargeoffs as percentage of average loans) was 0.14% for the six months ending June 30, 2002, which increased from 0.02% for the same period in 2001.

Like many other financial institutions, the corporation is concerned about the continued weakening of the economy in 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision for loan losses which may cause the Corporation's net income to decrease.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security gains, increased $345,000 or 3.4% for the six months ended June 30, 2002 as compared to the same period in 2001. Growth in service charge income and gains on the sale of loans offset declines in commissions and brokers' fees and net commissions from travel services. In December, 2001, the Corporation sold the customer list of its travel agency subsidiary. As a result of this sale, no commissions from travel services were recognized in the six months ending June 30, 2002, as compared to $526,000 for the comparable period in 2001.

Gains of $1,356,000 were recognized on the sale of $99,566,000 of loans for the six months ended June 30, 2002 as compared to gains of $966,000 on the sale of $97,425,000 of pooled loans in the prior year period. Management anticipates continued sales from the current mortgage loan production in order to maintain the asset/liability structure that the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.

Total other expenses decreased 3.8% or $735,000 to $18,395,000 for the six months ended June 30, 2002 as compared to $19,130,000 for the same period in 2001.

Salaries and wages expense remained relatively constant for the first six months of 2002 as compared to the same period in 2001. Employee benefits expense increased $20,000 to $1,823,000 for the first six months of 2002 as compared to $1,803,000 in the same period in 2001. The Corporation had 473 and 502 full-time equivalent employees as of June 30, 2002 and 2001, respectively.

Occupancy and furniture and equipment expenses decreased 7.8% to $3,229,000 for the six months ended June 30, 2002 from $3,501,000 in the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income divided by average assets, decreased to 1.14% for the six months ended June 30, 2002 from 1.22% in the prior year period as a result of the changes in the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by net revenue. (More specifically it is defined as non interest expense expressed as a percentage of the sum of tax equivalent net interest income and non interest income, excluding security gains). The consolidated efficiency ratio for the six months ended June 30, 2002, was 55.0% as compared to 58.8% for the same period in 2001.

Income taxes for the six months ended June 30, 2002 decreased to $4,457,000 as compared to $4,586,000 for the comparable period in 2001. As a percent of income before taxes, the provision for income taxes decreased to 33.2% for the six months ended June 30, 2002 from 36.1% for the same period in 2001. The provision for income taxes as a percentage of income before taxes has decreased due to the addition of income from bank owned life insurance which is nontaxable to the Corporation and to the reduction in nondeductible amortization expense.



                                                                        13 of 25

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002 AS COMPARED TO JUNE 30, 2001

SUMMARY

Net income for the three months ended June 30, 2002 increased 6.5% to $4,287,000 as compared to $4,027,000 for the comparable period in 2001. Diluted earnings per share increased 6.7% to $.32 at June 30, 2002 as compared to $.30 for the same period in 2001.

Operating earnings, which exclude security gains and the related tax expense, were $4,167,000, or $.31 per share for the three months ended June 30, 2002, as compared to $3,894,000, or $.29 per share for the same period in 2001.

The Corporation's return on average assets was 1.32% for the three months ended June 30, 2002, as compared to 1.23% achieved for the comparable period in 2001. The return on average assets from operations for the three months ended June 30, 2002 of 1.28% was nine basis points higher than the 1.19% level achieved in the comparable period of 2001.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

The net interest margin expressed as a percentage of average earning assets was 3.77% for the three months ended June 30, 2002, an increase of 14 basis points from the level achieved for the like period in 2001. The net interest margin expressed as a percentage of average total assets increased 10 basis points to 3.52% for the three months ended June 30, 2002, compared to 3.42% for the same period in 2001. The increase in the net interest margin resulted from a 140 basis point decrease in the yield on interest-earning assets offset by a 154 basis point decrease in the rates paid on interest-bearing liabilities.

Interest income on a fully taxable equivalent basis decreased $4,654,000, or 19.7% for the three months ended June 30, 2002 from the same period in 2001. The decrease resulted primarily from the decline in market interest rates.

Total interest expense decreased $4,885,000 or 39.3% for the three months ended June 30, 2002 as compared to the prior year period. This decline is primarily due to the decline in rates paid on interest-bearing liabilities combined with a change in the mix of funding sources.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

During the three months ended June 30, 2002, the Corporation recognized security gains of approximately $120,000, after income taxes, representing 2.8% of net income. During the same period in 2001, security gains of approximately $133,000, after income taxes, were recognized, representing 3.3% of net income.

Total other income, excluding security transactions, decreased 1.9% to $5,387,000 for the three months ended June 30, 2002 as compared to $5,491,000 for the same period in 2001. This was a combination of the loss of net commissions from travel services, and lower other income offset by an increase in service charge income. Gains of $559,000 were recognized on the sale of $39,844,000 of pooled loans for the three months ended June 30, 2002 as compared to gains of $533,000 on the sale of $62,019,000 of pooled loans in the prior year period.

Total other expense decreased 4.1% or $402,000 to $9,400,000 for the three months ended June 30, 2002 as compared to the same period in 2001. Salaries and wages expense decreased $35,000 or 0.8% and employee benefits expense increased $57,000 or 6.8% for the three months ended June 30, 2002, as compared to the same period last year. Occupancy and furniture and equipment expenses decreased 6.1% to $1,622,000 for the three months ended June 30, 2002 from $1,728,000 in the prior year period.



                                                                        14 of 25

The consolidated efficiency ratio for the three months ended June 30, 2002 was 55.9% as compared to 58.7% for the prior year period. The change in the current year efficiency ratio is due to the income and expense items noted above.

Income taxes for the three months ended June 30, 2002 decreased to $2,102,000 as compared to $2,252,000 for the comparable period in 2001. As a percent of income before taxes, the provision for income taxes decreased to 32.9% for the three months ended June 30, 2001 from 35.9% for the same period in 2001. The provision for income taxes as a percentage of income before taxes has decreased due to the addition of income from bank owned life insurance which is nontaxable to the Corporation and to the reduction in nondeductible amortization expense.

REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has three reportable segments, Busey Bank, Busey Bank Florida and First Busey Trust & Investment Co. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. In November, 2001, Busey Bank fsb transferred its charter to Florida, and changed its name to Busey Bank Florida. Simultaneously, the Illinois assets of Busey Bank fsb were merged into Busey Bank. Busey Bank Florida provides a full range of banking services to individual and corporate customers in Fort Myers, Florida. First Busey Trust & Investment Company provides trust and asset management services to individual and corporate customers throughout central Illinois.

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

                                                                      June 30, 2002
                       -------------------------------------------------------------------------------------------------------------
                                                      First Busey
                                      Busey Bank,       Trust &                                                      Consolidated
                        Busey Bank      Florida      Investment Co.     All Other        Totals       Eliminations      Totals
------------------------------------------------------------------------------------------------------------------------------------
Interest income            $  35,917      $   1,366       $     79      $    1,209      $   38,571       $  (1,151)      $   37,420
Interest expense              13,327            674              -           2,297          16,298          (1,137)          15,161
Other income                   7,356            172          2,520          12,766          22,814         (11,764)          11,050
Net income                     9,134             48            763          10,095          20,040         (11,063)           8,977
Total assets               1,287,848         56,103          3,642         179,975       1,527,568        (171,003)       1,356,565


                                                                      June 30, 2001
                       -------------------------------------------------------------------------------------------------------------
                                                      First Busey
                                      Busey Bank,       Trust &                                                      Consolidated
                        Busey Bank      Florida      Investment Co.     All Other        Totals       Eliminations      Totals
------------------------------------------------------------------------------------------------------------------------------------
Interest income         $  36,229     $   11,288         $     92       $     143       $  47,752         $   (115)      $   47,637
Interest expense           18,213          6,722                -           1,133          26,068                            26,005
                                                                                                               (63)
Other income                6,616          1,206            2,431          10,804          21,057                            11,104
                                                                                                            (9,953)
Net income                  7,143            948              769           8,381          17,241                             8,125
                                                                                                            (9,116)
Total assets            1,030,811        300,300            3,614         163,568       1,498,293         (163,746)       1,334,547




                                                                        15 of 25

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits, borrowed funds, and capital funds. Long-term liquidity needs will be satisfied primarily through retention of capital funds. The Corporation does not deal in or use brokered deposits as a source of liquidity. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank of Chicago. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with $10,000,000 available as of June 30, 2002.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) increased to 9.1% at June 30, 2002 from 8.6% at December 31, 2001. This is the ratio of total large liabilities to total liabilities. Large liabilities increased $9,858,000 to $112,942,000 as of June 30, 2002, as compared to $103,084,000 as of December 31, 2001. Total liabilities grew $50,895,000 to $1,245,794,000 as of June 30, 2002, as compared to
$1,194,899,000 as of December 31, 2001.


CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 2002, the Corporation earned $8,977,000 and paid dividends of $4,074,000 to stockholders, resulting in a retention of current earnings of $4,903,000. The Corporation's dividend payout for the six months ended June 30, 2002 was 45.4%.

The Corporation and the Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2002, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of June 30, 2002:
   Total Capital (to Risk Weighted Assets)
   Consolidated                   $   132,810      13.71%   $    77,525         8.0%           N/A         N/A
   Busey Bank                     $   103,948      11.25%   $    73,918         8.0%   $    92,397       10.0%
   Busey Bank Florida             $    11,737      33.86%   $     2,773         8.0%   $     3,467       10.0%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                   $   116,184      11.99%   $    38,763         4.0%           N/A         N/A
   Busey Bank                     $    88,250       9.55%   $    36,959         4.0%   $    55,439        6.0%
   Busey Bank Florida             $    11,308      32.62%   $     1,387         4.0%   $     2,080        6.0%

Tier I Capital (to Average Assets)
   Consolidated                   $   116,184       9.09%   $    51,139         4.0%           N/A         N/A
   Busey Bank                     $    88,250       7.28%   $    48,516         4.0%   $    60,645        5.0%
   Busey Bank Florida             $    11,308      32.62%   $     2,056         4.0%   $     2,570        5.0%



                                                                        16 of 25

As of December 31, 2001:
   Total Capital (to Risk Weighted Assets)
   Consolidated                   $  128,017      13.63%   $    75,143         8.0%           N/A           N/A
   Busey Bank                     $   99,927      11.14%   $    71,747         8.0%   $    89,683         10.0%
   Busey Bank Florida             $   11,610      41.50%   $     2,238         8.0%   $     2,798         10.0%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                   $  112,067      11.93%   $    37,572         4.0%           N/A           N/A
   Busey Bank                     $   84,927       9.47%   $    35,874         4.0%   $    53,810          6.0%
   Busey Bank Florida             $   11,260      40.25%   $     1,119         4.0%   $     1,679          6.0%

Tier I Capital (to Average Assets)
   Consolidated                   $  112,067       8.78%   $    51,080         4.0%           N/A           N/A
   Busey Bank                     $   84,927       7.62%   $    44,597         4.0%   $    55,746          5.0%
   Busey Bank Florida             $   11,260       7.34%   $     7,666         4.0%   $     7,666          5.0%

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



                                                                        17 of 25

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 2002.

                                                                       Rate Sensitive Within
                                         -----------------------------------------------------------------------------------
                                               1-30         31-90          91-180     181 Days -        Over
                                               Days          Days           Days        1 Year         1 Year         Total
                                         -----------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-bearing deposits                 $         67  $          -  $            - $          -   $         - $          67
Federal funds sold                              27,700             -               -            -             -        27,700
Investment securities
    U.S. Governments                             1,001        13,067           9,136       45,783        78,620       147,607
    Obligations of states and
        political subdivisions                   1,097             -           2,430        2,039        40,656        46,222
    Other securities                            10,775         1,003               -            -        12,875        24,653
Loans (net of unearned int.)                   372,045        65,819          72,993      125,998       372,296     1,009,151
                                         -------------------------------------------------------------------------------------
    Total rate-sensitive assets           $    412,685  $     79,889  $       84,559 $    173,820   $   504,447 $   1,255,400
                                         -------------------------------------------------------------------------------------

Interest bearing transaction
    Deposits                              $     23,056  $          -  $            - $          -   $         - $      23,056
Savings deposits                                96,632             -               -            -             -        96,632
Money market deposits                          395,114             -               -            -             -       395,114
Time deposits                                   73,933        62,522          71,316      126,811       151,757       486,339
Short term borrowings                            5,021             -               -            -             -         5,021
Long-term debt                                   8,000        12,000           2,021        5,000        43,000        70,021
Company obligated mandatorily
   redeemable preferred securities                   -             -               -            -        25,000        25,000
                                         -------------------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                       $    601,756  $     74,522  $       73,337 $    131,811   $   219,757 $   1,101,183
                                         -------------------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities        $  (189,071)  $      5,367  $       11,222 $     42,009   $   284,690 $     154,217
                                         -------------------------------------------------------------------------------------

    Cumulative Gap                        $  (189,071)  $  (183,704)  $    (172,482) $  (130,473)   $   154,217
                                         =====================================================================================
    Cumulative amounts as a percentage
        of total rate-sensitive assets         -15.06%       -14.63%         -13.74%      -10.39%        12.28%
                                         =====================================================================================
    Cumulative ratio                              0.69          0.73            0.77         0.85          1.14
                                         =====================================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $189.1 million in the 1-30 day as there were more liabilities subject to repricing in that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure at June 30, 2002, will benefit the Corporation more if interest rates decrease during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on rate-sensitive assets. After 1 year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets subject to repricing would exceed the volume of rate-sensitive liabilities subject to repricing.



                                                                        18 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                   AVERAGE BALANCE SHEETS AND INTEREST RATES
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                2002                                        2001
                                               ---------------------------------------     ---------------------------------------
                                                    Average      Income/      Yield/           Average      Income/       Yield/
                                                    Balance      Expense       Rate            Balance      Expense        Rate
                                               ---------------------------------------     ---------------------------------------
                                                                             (Dollars in thousands)
ASSETS
    Federal funds sold                         $      10,878 $        86        1.59%      $     28,339  $       749        5.33%
    Investment securities
        U.S. Government obligations                  143,451       3,294        4.63%           159,023        4,543        5.76%
        Obligations of states and political
            subdivisions (1)                          42,925       1,503        7.06%            43,741        1,597        7.36%
        Other securities                              24,350         426        3.53%            37,017          794        4.33%
    Loans (net of unearned interest) (1) (2)         987,258      32,747        6.69%           976,506       40,628        8.39%
                                               --------------------------                  --------------------------
    Total interest earning assets              $   1,208,862 $    38,056        6.35%      $  1,244,626  $    48,311        7.83%
                                                             ============                               =============

    Cash and due from banks                           33,596                                     31,422
    Premises and equipment                            28,679                                     30,728
    Reserve for possible loan losses                (13,814)                                   (12,545)
    Other assets                                      38,134                                     28,344
                                               --------------                              -------------

Total Assets                                   $   1,295,457                               $  1,322,575
                                               ==============                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits      $      13,456 $        65        0.97%      $     37,576  $       477        2.56%
    Savings deposits                                  97,168         550        1.14%            89,086        1,225        2.77%
    Money market deposits                            401,638       2,622        1.32%           338,982        5,347        3.18%
    Time deposits                                    446,130       9,129        4.13%           542,634       16,034        5.96%
    Short-term borrowings                             13,821         265        3.87%            44,207        1,457        6.65%
    Long-term debt                                    53,459       1,405        5.30%            49,841        1,393        5.64%
   Company obligated mandatorily
      redeemable preferred securities                 25,000       1,125        9.07%             1,592           72        9.12%
                                               --------------------------                  --------------------------
    Total interest-bearing liabilities         $   1,050,672 $    15,161        2.91%      $  1,103,918  $    26,005        4.75%
                                                             ============                               =============

    Net interest spread                                                         3.44%                                       3.08%
                                                                         =============                               =============

    Demand deposits                                  127,455                                    113,240
    Other liabilities                                  9,715                                     10,155
    Stockholders' equity                             107,615                                     95,262
                                               --------------                              -------------

Total Liabilities and Stockholders' Equity     $   1,295,457                               $  1,322,575
                                               ==============                              =============

Interest income / earning assets (1)           $   1,208,862 $    38,056        6.35%      $  1,244,626  $    48,311        7.83%
Interest expense / earning assets              $   1,208,862 $    15,161        2.53%      $  1,244,626  $    26,005        4.22%
                                                             -------------------------                  --------------------------

Net interest margin (1)                                      $    22,895        3.82%                    $    22,306        3.61%
                                                             =========================                  ==========================



(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.
(2) Non-accrual loans have been included in average loans, net of unearned interest.



                                                                        19 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                           Change due to(1)
                                                                               Average          Average          Total
                                                                                Volume        Yield/Rate        Change
                                                                            -----------------------------------------------
                                                                                         (Dollars in thousands)

Increase (decrease) in interest income:
    Federal funds sold                                                         $     (310)    $      (353)      $      (663)
    Investment securities:
        U.S. Government obligations                                                  (416)           (833)           (1,249)
        Obligations of states and political
            subdivisions (2)                                                          (29)            (65)              (94)
        Other securities                                                             (241)           (127)             (368)
    Loans (2)                                                                          453         (8,334)           (7,881)
                                                                            -------------------------------------------------

Change in interest income (2)                                                  $     (543)    $    (9,712)      $   (10,255)
                                                                            -------------------------------------------------



Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                                      $     (209)    $      (203)      $      (412)
    Savings deposits                                                                   123           (798)             (675)
    Money market deposits                                                            1,255         (3,980)           (2,725)
    Time deposits                                                                  (2,531)         (4,374)           (6,905)
    Short-term borrowings                                                            (648)           (544)           (1,192)
    Long-term debt                                                                      67            (55)                12
   Company obligated mandatorily redeemable preferred securities                     1,053               -             1,053
                                                                            -------------------------------------------------

Change in interest expense                                                     $     (890)    $    (9,954)      $   (10,844)
                                                                            -------------------------------------------------

Increase in net interest income (2)                                            $       347    $        242      $        589
                                                                            =================================================





(1) Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.



                                                                        20 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 2002 AND 2001

                                                                2002                                        2001
                                               ---------------------------------------     ---------------------------------------
                                                  Average      Income/      Yield/           Average      Income/       Yield/
                                                  Balance      Expense       Rate            Balance      Expense        Rate
                                               ---------------------------------------     ---------------------------------------
                                                                             (Dollars in thousands)
ASSETS
    Federal funds sold                         $       6,702 $        28        1.68%      $     21,818  $       240        5.33%
    Investment securities
        U.S. Government obligations                  151,329       1,676        4.44%           155,875        2,205        5.67%
        Obligations of states and political
            subdivisions (1)                          43,697         758        6.96%            44,028          800        7.29%
        Other securities                              24,556         227        3.71%            38,107          378        3.98%
    Loans (net of unearned interest) (1) (2)         989,895      16,282        6.60%           978,028       20,002        8.20%
                                               --------------------------                  --------------------------
    Total interest earning assets              $   1,216,179 $    18,971        6.26%      $  1,237,856  $    23,625        7.66%
                                                             ============                               =============

    Cash and due from banks                           34,255                                     30,174
    Premises and equipment                            28,514                                     30,449
    Reserve for possible loan losses                (13,940)                                   (12,694)
    Other assets                                      39,075                                     28,355
                                               --------------                              -------------

Total Assets                                   $   1,304,083                               $  1,314,140
                                               ==============                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits      $      12,143 $        27        0.89%      $     36,915  $       203        2.21%
    Savings deposits                                  97,569         283        1.16%            90,213          577        2.57%
    Money market deposits                            397,706       1,289        1.30%           342,150        2,518        2.95%
    Time deposits                                    451,244       4,502        4.00%           532,056        7,758        5.85%
    Short-term borrowings                             14,956         126        3.38%            41,640          664        6.40%
    Long-term debt                                    59,066         750        5.09%            46,083          632        5.50%
   Company obligated mandatorily
      redeemable preferred securities                 25,000         562        9.02%             3,165           72        9.12%
                                               --------------------------                  --------------------------
    Total interest-bearing liabilities         $   1,057,684 $     7,539        2.86%      $  1,092,222  $    12,424        4.56%
                                                             ============                               =============

    Net interest spread                                                         3.40%                                       3.10%
                                                                         =============                               =============

    Demand deposits                                  127,052                                    115,491
    Other liabilities                                 10,640                                      9,793
    Stockholders' equity                             108,707                                     96,634
                                               --------------                              -------------

Total Liabilities and Stockholders' Equity     $   1,304,083                               $  1,314,140
                                               ==============                              =============

Interest income / earning assets (1)           $   1,216,179 $    18,971        6.26%      $  1,237,856  $    23,625        7.66%
Interest expense / earning assets              $   1,216,179 $     7,539        2.49%      $  1,237,856  $    12,424        4.03%
                                                             -------------------------                  --------------------------

Net interest margin (1)                                      $    11,432        3.77%                    $    11,201        3.63%
                                                             =========================                  ==========================




(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.
(2) Non-accrual loans have been included in average loans, net of unearned interest.


                                                                        21 of 25

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 2002 AND 2001


                                                                                         Change due to(1)
                                                                               Average        Average         Total
                                                                                Volume       Yield/Rate      Change
                                                                            --------------------------------------------
                                                                                      (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                                         $   (112)    $     (100)    $     (212)
    Investment securities:
        U.S. Government obligations                                                 (63)          (466)          (529)
        Obligations of states and political
            subdivisions (2)                                                         (6)           (36)           (42)
        Other securities                                                           (128)           (23)          (151)
    Loans (2)                                                                        246        (3,966)        (3,720)
                                                                            -------------------------------------------

Change in interest income (2)                                                  $    (63)    $   (4,591)    $   (4,654)
                                                                            -------------------------------------------


Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                                      $    (93)    $      (83)    $     (176)
    Savings deposits                                                                  51          (345)          (294)
    Money market deposits                                                            502        (1,731)        (1,229)
    Time deposits                                                                (1,058)        (2,198)        (3,256)
    Short-term borrowings                                                          (282)          (256)          (538)
    Long-term debt                                                                   160           (42)            118
   Company obligated mandatorily redeemable preferred securities                     490              -            490
                                                                            -------------------------------------------

Change in interest expense                                                     $   (230)    $   (4,655)    $   (4,885)
                                                                            -------------------------------------------

Increase in net interest income (2)                                            $     167    $        64    $       231
                                                                            ===========================================



(1) Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.



                                                                        22 of 25

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


                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK


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

The Corporation's subsidiary banks, Busey Bank and Busey Bank Florida have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point, + 200 basis points, and -175 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of June 30, 2002, is as follows:

                                                                                      Basis Point Changes
                                                                       ---------------------------------------------------
                                                                          -175        -100        +100          +200
                                                                       ----------- ----------- ----------- ---------------
Percentage change in net interest income due to an immediate change
in interest over a one-year period                                       1.88%       2.20%       -0.28%        -0.61%

These results do not differ materially from those reported as of December 31, 2002.



                                                                        23 of 25

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
                  Not Applicable

ITEM 2:  Changes in Securities and Use of Proceeds
                  Not Applicable

ITEM 3:  Defaults Upon Senior Securities
                  Not Applicable

ITEM 4:  Submission of Matters to a Vote of Security Holders
                  The annual meeting of the stockholders of First Busey Corporation was held on April 15, 2002. Please refer to the Corporation's quarterly report filed on Form 10-Q for the period ending March 31, 2002 for the results of the matters approved by the stockholders.

ITEM 5:  Other Information
                  Not Applicable

ITEM 6:  Exhibits and Reports on Form 8-K
                 (a.)     EXHIBITS

                 (b.)     REPORTS ON FORM 8-K

                       On July 18, 2002, the Corporation filed a report on Form 8-K (Item 5) dated July 18, 2002, revising information contained in its press release dated and issued July 15, 2002.




                                                                        24 of 25

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 FIRST BUSEY CORPORATION
                      (REGISTRANT)


                        By: //Barbara J. Jones//
                            ---------------------------------------------------

                            Barbara J. Jones
                            Chief Financial Officer
                            (Principal financial and accounting officer)


                        By: //Douglas C. Mills//
                            ---------------------------------------------------

                            Douglas C. Mills
                            Chairman of the Board and Chief Executive Officer



Date:    August 14, 2002



(Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 accompanies this filing as separate correspondence.)


                                                                        25 of 25