Form 10-Q
period 2002-09-30
FIRST BUSEY CORP /NV/
filed 2002-11-15
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2002             Commission File No. 0-15950


                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

              Nevada                                     37-1078406
----------------------------------         -----------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or organization)

         201 W. Main St.
        Urbana, Illinois                                   61801
----------------------------------         -----------------------------------
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

Yes    X     No
    -------     -------


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the practicable date.

              Class                           Outstanding at October 31, 2002
--------------------------------------------------------------------------------
Common Stock, without par value                          13,567,220




                                                                         1 of 30

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS











                                                                         2 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                                September 30, 2002    December 31, 2001
                                                                                ----------------------------------------
ASSETS                                                                                    (Dollars in thousands)
Cash and due from banks                                                           $     42,797           $     41,580

Federal funds sold                                                                      30,600                 20,000

Securities available for sale (amort. cost 2002 $214,496; 2001 $197,398)               231,158                210,869

Loans                                                                                1,043,202                978,106
Allowance for loan losses                                                              (14,267)               (13,688)
                                                                                  ------------           ------------
    Net loans                                                                     $  1,028,935           $    964,418

Premises and equipment                                                                  27,567                 29,081
Goodwill                                                                                 9,134                  9,293
Other intangible assets                                                                    875                  1,211
Cash surrender value of bank owned life insurance                                       10,952                 10,111
Other assets                                                                            20,070                 14,126
                                                                                  ------------           ------------
        Total assets                                                              $  1,402,088           $  1,300,689
                                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Non-interest bearing                                                          $    140,982           $    138,685
    Interest bearing                                                                 1,029,796                967,314
                                                                                  ------------           ------------
    Total deposits                                                                $  1,170,778           $  1,105,999

Securities sold under agreements to repurchase                                           3,634                  9,767
Short-term borrowings                                                                       --                  2,000
Long-term debt                                                                          80,021                 47,021
Company obligated mandatorily redeemable preferred securities                           25,000                 25,000
Other liabilities                                                                        9,997                  5,112
                                                                                  ------------           ------------
        Total liabilities                                                         $  1,289,430           $  1,194,899
                                                                                  ------------           ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                   $         --           $         --
Common stock                                                                             6,291                  6,291
Surplus                                                                                 20,906                 21,170
Retained earnings                                                                       89,308                 81,861
Accumulated other comprehensive income                                                  10,053                  8,128
                                                                                  ------------           ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                        $    126,558           $    117,450
Treasury stock, at cost                                                                (11,753)                (9,639)
Unearned ESOP shares and deferred compensation for stock grants                         (2,147)                (2,021)
                                                                                  ------------           ------------
        Total stockholders' equity                                                $    112,658           $    105,790
                                                                                  ------------           ------------
        Total liabilities and stockholders' equity                                $  1,402,088           $  1,300,689
                                                                                  ============           ============

Common shares outstanding at period end                                             13,580,870             13,677,688
                                                                                  ============           ============



See accompanying notes to unaudited consolidated financial statements.


                                                                         3 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                             2002                     2001
                                                                           -------                   -------
INTEREST INCOME:                                                   (Dollars in thousands, except per share amounts)
    Interest and fees on loans                                             $49,606                   $59,214
    Interest and dividends on investment securities:
        Taxable interest income                                              5,406                     7,746
        Non-taxable interest income                                          1,500                     1,554
        Dividends                                                               92                        86
    Interest on federal funds sold                                             168                     1,028
                                                                           -------                   -------
        Total interest income                                              $56,772                   $69,628
                                                                           -------                   -------

INTEREST EXPENSE:
    Deposits                                                               $18,552                   $32,819
    Short-term borrowings                                                      340                     1,747
    Long-term debt                                                           2,318                     2,031
    Company obligated mandatorily redeemable preferred securities            1,688                       647
                                                                           -------                   -------
        Total interest expense                                             $22,898                   $37,244
                                                                           -------                   -------
        Net interest income                                                $33,874                   $32,384
Provision for loan losses                                                    2,055                     1,145
                                                                           -------                   -------
        Net interest income after provision for loan losses                $31,819                   $31,239
                                                                           -------                   -------

OTHER INCOME:
    Trust                                                                  $ 3,522                   $ 3,486
    Commissions and brokers' fees, net                                       1,658                     1,670
    Service charges on deposit accounts                                      5,204                     4,429
    Other service charges and fees                                           1,338                     1,214
    Security gains, net                                                        569                     1,076
    Net commissions from travel services                                        --                       707
    Gain on sales of loans                                                   2,383                     1,634
    Other operating income                                                   1,812                     2,378
                                                                           -------                   -------
        Total other income                                                 $16,486                   $16,594
                                                                           -------                   -------

OTHER EXPENSES:
    Salaries and wages                                                     $13,076                   $13,131
    Employee benefits                                                        2,693                     2,609
    Net occupancy expense of premises                                        2,279                     2,293
    Furniture and equipment expenses                                         2,514                     2,914
    Data processing                                                            652                       587
    Stationery, supplies and printing                                          733                       790
    Amortization of intangible assets                                          495                     1,256
    Other operating expenses                                                 5,526                     5,345
                                                                           -------                   -------
        Total other expenses                                               $27,968                   $28,925
                                                                           -------                   -------
    Income before income taxes                                             $20,337                   $18,908
        Income taxes                                                         6,788                     6,922
                                                                           -------                   -------
        NET INCOME                                                         $13,549                   $11,986
                                                                           =======                   =======

BASIC EARNINGS PER SHARE                                                   $  1.00                   $  0.89
                                                                           =======                   =======
DILUTED EARNINGS PER SHARE                                                 $  0.99                   $  0.88
                                                                           =======                   =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                               $  0.45                   $  0.39
                                                                           =======                   =======


See accompanying notes to unaudited consolidated financial statements.


                                                                         4 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                             2002                     2001
                                                                           -------                   -------
INTEREST INCOME:                                                 (Dollars in thousands, except per share amounts)
    Interest and fees on loans                                             $16,969                   $18,701
    Interest and dividends on investment securities:
        Taxable interest income                                              1,747                     2,468
        Non-taxable interest income                                            523                       516
        Dividends                                                               31                        27
    Interest on federal funds sold                                              82                       279
                                                                           -------                   -------
        Total interest income                                              $19,352                   $21,991
                                                                           -------                   -------

INTEREST EXPENSE:
    Deposits                                                               $ 6,186                   $ 9,736
    Short-term borrowings                                                       75                       290
    Long-term debt                                                             913                       638
    Company obligated mandatorily redeemable preferred securities              563                       575
                                                                           -------                   -------
        Total interest expense                                             $ 7,737                   $11,239
                                                                           -------                   -------
        Net interest income                                                $11,615                   $10,752
Provision for loan losses                                                      575                       250
                                                                           -------                   -------
        Net interest income after provision for loan losses                $11,040                   $10,502
                                                                           -------                   -------

OTHER INCOME:
    Trust                                                                  $ 1,023                   $ 1,080
    Commissions and brokers' fees, net                                         563                       506
    Service charges on deposit accounts                                      1,793                     1,522
    Other service charges and fees                                             476                       399
    Security gains, net                                                         96                       204
    Net commissions from travel services                                        --                       181
    Gain on sales of loans                                                   1,027                       668
    Other operating income                                                     458                       930
                                                                           -------                   -------
        Total other income                                                 $ 5,436                   $ 5,490
                                                                           -------                   -------

OTHER EXPENSES:
    Salaries and wages                                                     $ 4,436                   $ 4,490
    Employee benefits                                                          870                       806
    Net occupancy expense of premises                                          722                       760
    Furniture and equipment expenses                                           842                       946
    Data processing                                                            235                       196
    Stationery, supplies and printing                                          243                       249
    Amortization of intangible assets                                          271                       541
    Other operating expenses                                                 1,954                     1,807
                                                                           -------                   -------
        Total other expenses                                               $ 9,573                   $ 9,795
                                                                           -------                   -------
    Income before income taxes                                             $ 6,903                   $ 6,197
        Income taxes                                                         2,331                     2,336
                                                                           -------                   -------
        NET INCOME                                                         $ 4,572                   $ 3,861
                                                                           =======                   =======

BASIC EARNINGS PER SHARE                                                   $  0.34                   $  0.29
                                                                           =======                   =======
DILUTED EARNINGS PER SHARE                                                 $  0.33                   $  0.28
                                                                           =======                   =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                               $  0.15                   $  0.13
                                                                           =======                   =======


See accompanying notes to unaudited consolidated financial statements.

                                                                         5 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                                 2002                2001
                                                                                               ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                                               (Dollars in thousands)
    Net income                                                                                 $  13,549           $  11,986
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                      86                   4
        Depreciation and amortization                                                              3,116               4,297
        Provision for loan losses                                                                  2,055               1,145
        Provision for deferred income taxes                                                         (512)             (1,467)
        Amortization of investment security discounts                                               (335)               (660)
        Gain on sales of investment securities, net                                                 (569)             (1,076)
        Proceeds from sales of loans                                                             156,607             176,578
        Loans originated for sale                                                               (170,300)           (179,117)
        Gain on sale of loans                                                                     (2,383)             (1,634)
        Gain on sale and disposition of premises and equipment                                       (36)                 (6)
        Change in assets and liabilities:
           Increase in other assets                                                               (1,260)               (278)
           Increase in accrued expenses                                                            3,769                 694
           Decrease in interest payable                                                             (405)             (1,729)
           Decrease in income taxes receivable                                                     1,139                 172
           Increase in income taxes payable                                                          768                 113
                                                                                               ---------           ---------
                Net cash provided by operating activities                                      $   5,289           $   9,022
                                                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                            $  20,887           $   4,507
    Proceeds from maturities of securities classified available for sale                          52,212              91,962
    Purchase of securities classified available for sale                                         (89,294)           (102,984)
    Increase in federal funds sold                                                               (10,600)            (11,100)
    (Increase) decrease in loans                                                                 (56,319)             52,427
    Increase in cash surrender value of bank owned life insurance                                   (349)                 --
    Purchases of premises and equipment                                                           (1,180)             (1,879)
    Proceeds from sales of premises and equipment                                                    109                   7
    Increase in investment in bank owned life insurance                                             (492)             (4,713)
                                                                                               ---------           ---------
                Net cash (used in) provided by investing activities                            $ (85,026)          $  28,227
                                                                                               ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                                            51,116             (73,275)
    Net increase in demand, money market and saving deposits                                      13,663              48,683
    Cash dividends paid                                                                           (6,102)             (5,242)
    Purchase of treasury stock                                                                    (3,353)             (2,535)
    Proceeds from sale of treasury stock                                                             763               4,745
    Proceeds from short-term borrowings                                                              500               3,500
    Net decrease in securities sold under agreement to repurchase and Federal funds
        purchased                                                                                 (6,133)             (5,691)
    Principal payments on short-term borrowings                                                   (2,500)            (30,500)
    Proceeds from issuance of long-term debt                                                      41,000               2,000
    Principal payments on long-term debt                                                          (8,000)             (9,976)
    Proceeds from issuance of company obligated mandatorily redeemable preferred
        securities                                                                                    --              25,000
                                                                                               ---------           ---------
                Net cash provided by (used in) financing activities                            $  80,954           $ (43,291)
                                                                                               ---------           ---------

                Net increase (decrease) in cash and due from banks                                 1,217           $  (6,042)

Cash and due from banks, beginning                                                             $  41,580           $  58,585
                                                                                               ---------           ---------

Cash and due from banks, ending                                                                $  42,797           $  52,543
                                                                                               =========           =========

See accompanying notes to unaudited consolidated financial statements


                                                                         6 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 2002           2001           2002           2001
                                                               --------       --------       --------       --------
                                                                  (Dollars in thousands, except per share amounts)
Net income                                                     $  4,572       $  3,861       $ 13,549       $ 11,986
                                                               --------       --------       --------       --------
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period           $  1,538       $  2,804       $  3,759       $  5,678
      Less reclassification adjustment for gains included
         in net income                                              (96)          (204)          (569)        (1,076)
                                                               --------       --------       --------       --------
Other comprehensive income, before tax                         $  1,442       $  2,600       $  3,190       $  4,602
   Income tax expense related to items of other
      comprehensive income                                          571          1,032          1,265          1,826
                                                               --------       --------       --------       --------
   Other comprehensive income, net of tax                      $    871       $  1,568       $  1,925       $  2,776
                                                               --------       --------       --------       --------
   Comprehensive income                                        $  5,443       $  5,429       $ 15,474       $ 14,762
                                                               ========       ========       ========       ========


                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  INTERIM FINANCIAL STATEMENTS

The consolidated interim financial statements of First Busey Corporation and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted within the United States of America for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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


                                                                         7 of 30

NOTE 2:  LOANS

The major classifications of loans at September 30, 2002 and December 31, 2001 were as follows:


                                                           September 30, 2002       December 31, 2001
                                                          --------------------------------------------
                                                                    (Dollars in thousands)
Commercial                                                 $          105,667        $        121,694
Real estate construction                                              113,519                  83,701
Real estate - farmland                                                 13,329                  14,414
Real estate - 1-4 family residential mortgage                         409,051                 371,154
Real estate - multifamily mortgage                                     53,474                  54,265
Real estate - non-farm nonresidential mortgage                        271,141                 253,932
Installment                                                            55,259                  57,924
Agricultural                                                           21,762                  21,022
                                                          --------------------------------------------
                                                           $        1,043,202        $        978,106
Less:
    Allowance for loan losses                                         (14,267)                (13,688)
                                                          --------------------------------------------
    Net loans                                              $        1,028,935        $        964,418
                                                          ============================================

The real estate-mortgage category includes loans held for sale with carrying values of $37,960,000 at September 30, 2002 and $21,884,000 at December 31, 2001; these loans had fair market values of $38,389,000 and $22,069,000 respectively.


NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                       September 30,
                                                                   2002              2001               2002              2001
                                                              ----------------  ----------------   ---------------   ---------------
Net income                                                     $    4,572,000   $     3,861,000    $   13,549,000    $   11,986,000
Shares:
    Weighted average common shares outstanding                     13,517,312        13,495,521        13,553,927        13,455,502
    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method                84,333           125,317            79,515           149,558
                                                              ----------------  ----------------   ---------------   ---------------
    Weighted average common shares outstanding,
        as adjusted                                                13,601,645        13,620,838        13,633,442        13,605,060
                                                              ================  ================   ===============   ===============

Basic earnings per share                                       $         0.34   $          0.29    $         1.00    $         0.89
                                                              ----------------  ----------------   ---------------   ---------------
Diluted earnings per share                                     $         0.33   $          0.28    $         0.99    $         0.88
                                                              ----------------  ----------------   ---------------   ---------------


                                                                         8 of 30

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

                                        Three Months Ended              Nine Months Ended
                                           September 30,                  September 30,
                                        2002          2001             2002          2001
                                     ------------  ------------     ------------  ------------
                                         (Dollars in thousands, except per share amounts)
Reported net income                    $   4,572      $  3,861        $  13,549     $  11,986
Add goodwill amortization                     96           141               96           422
                                     ------------  ------------     ------------  ------------
Adjusted net income                    $   4,668      $  4,002        $  13,645     $  12,408
                                     ============  ============     ============  ============

BASIC EARNINGS PER SHARE
Reported net income                    $    0.34      $   0.29        $    1.00     $    0.89
Goodwill amortization                       0.01          0.01             0.01          0.03
                                     ------------  ------------     ------------  ------------
Adjusted net income                    $    0.35      $   0.30        $    1.01     $    0.92
                                     ============  ============     ============  ============

DILUTED EARNINGS PER SHARE
Reported net income                    $    0.33      $   0.28        $    0.99     $    0.88
Goodwill amortization                       0.01          0.01             0.01          0.03
                                     ------------  ------------     ------------  ------------
Adjusted net income                    $    0.34      $   0.29        $    1.00     $    0.91
                                     ============  ============     ============  ============



The Corporation completed the first step of the impairment testing of its goodwill as of January 1, 2002. The Corporation concluded that there was no impairment.

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

RECENT REGULATORY DEVELOPMENTS

On July 30, 2002, President Bush signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants, and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the SEC adopts appropriate rules.

The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation includes: the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits; auditor independence provisions which restrict nonaudit services that independent accountants may provide to their audit clients; additional corporate governance and responsibility measures, including (i) requiring the chief executive officer and chief financial officer to certify financial statements, (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring a company's chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants; expansion of the power of the audit committee, including the requirements that the audit committee have direct


                                                                         9 of 30
control of the engagement of the outside auditor, be able to hire and fire the auditor, and approve all nonaudit services; expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions; mandatory disclosure by analysis of potential conflicts of interest; and a range of enhanced penalties for fraud and other violations.


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 2002, (unaudited) when compared with December 31, 2001, and the results of operations for the nine months ended September 30, 2002, and 2001 (unaudited) and the results of operations for the three months ended September 30, 2002, and 2001 (unaudited). The accompanying unaudited financial statements should be read in conjunction with the First Busey Corporation consolidated financial statements and related notes appearing in the 2001 annual report previously filed on Form 10-K.

FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AS COMPARED TO DECEMBER 31, 2001

Total assets increased $101,399,000, or 7.8%, to $1,402,088,000 at September 30, 2002, from $1,300,689,000 at December 31, 2001. Securities available for sale increased $20,289,000, or 9.6%, to $231,158,000 at September 30, 2002, from
$210,869,000 at December 31, 2001. Loans increased $65,096,000 or 6.7%, to
$1,043,202,000 at September 30, 2002, from $978,106,000 at December 31, 2001, primarily due to increases in real estate construction and 1-4 family residential mortgage loans. These increases were partially offset by a decrease in commercial loans.

Total deposits increased $64,779,000, or 5.9%, to $1,170,778,000 at September 30, 2002, from $1,105,999,000 at December 31, 2001. Non-interest bearing deposits increased $2,297,000 or 1.7% to $140,982,000 at September 30, 2002,
from $138,685,000 at December 31, 2001. Interest-bearing deposits increased $62,482,000 or 6.5% to $1,029,796,000 at September 30, 2002, from $967,314,000 at December 31, 2001.

The Corporation had no short-term borrowings as of September 30, 2002, as compared to $2,000,000 at December 31, 2001. Long-term debt increased $33,000,000 or 70.2% to $80,021,000 at September 30, 2002, as compared to
$47,021,000 at December 31, 2001. The increase in long-term debt is due to increases in Federal Home Loan Bank (FHLB) advances outstanding which were used primarily to fund loan growth.

In the first nine months of 2002, the Corporation repurchased 155,368 shares of its common stock at an aggregate cost of $3,353,000. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options and pursuant to the Board-approved Stock Repurchase Plan. During the first nine months of 2002, 229,000 stock options were granted at an exercise price of $21.84 per share. During the first nine months of 2002, there were 48,600 outstanding options exercised. As of September 30, 2002, there were 236,200 outstanding options currently exercisable with exercise prices ranging between $12.13 and $20.06 per share. There were an additional 350,792 stock options outstanding but not currently exercisable with exercise prices ranging between $16.75 and 21.84 per share.

The following table sets forth the components of non-performing assets and past due loans.

                                                            September 30, 2002   December 31, 2001
                                                            ------------------   -----------------
                                                                    (Dollars in thousands)
Non-accrual loans                                                $1,436                $1,265
Loans 90 days past due, still accruing                              955                   959
Restructured loans                                                   --                    --
Other real estate owned                                           5,574                    30
Non-performing other assets                                           1                     1
                                                                 ------                ------
    Total non-performing assets                                  $7,966                $2,255
                                                                 ======                ======
Total non-performing assets as a percentage of total assets        0.57%                 0.17%
                                                                 ======                ======
Total non-performing assets as a percentage of loans plus
non-performing assets                                              0.76%                 0.23%
                                                                 ======                ======


                                                                        10 of 30

The ratio of non-performing assets to loans plus non-performing assets increased to 0.76% at September 30, 2002, from 0.23% at December 31, 2001. This was due primarily to an increase in the balance of other real estate owned. The increase in other real estate owned is due primarily to the addition of $4.0 million for one large commercial credit in the hotel industry. Busey Bank became mortgagee in possession on June 28, 2002, and will remain so pending completion of foreclosure proceedings which are expected to be completed during the first quarter of 2003. Busey Bank has added $360,000 to the balance of this property within other real estate owned for renovation work performed on the property.

Loans past due and still accruing at September 30, 2002, were $955,000 or 0.09% of total loans, compared to $959,000 or 0.10% of total loans as of December 31, 2001. These loans are in the process of collection, and management believes that sufficient collateral value securing these loans exists to cover contractual interest and principal payments on the loans.

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

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $706,000 at September 30, 2002 as compared to $889,000 as of December 31, 2001. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO SEPTEMBER 30, 2001

SUMMARY

Net income for the nine months ended September 30, 2002 increased $1,563,000 or 13.0% to $13,549,000 as compared to $11,986,000 for the comparable period in 2001. Diluted earnings per share increased $0.11 or 12.5% to $0.99 for the first nine months of 2002, as compared to $0.88 for the same period in 2001.

Operating earnings, which exclude security gains and the related tax expense, were $13,206,000, or $0.97 per share for the nine months ended September 30, 2002, as compared to $11,337,000, or $0.83 per share for the same period in 2001.

The Corporation's return on average assets was 1.38% for the nine months ended September 30, 2002, as compared to 1.22% for the comparable period in 2001. The return on average assets from operations of 1.34% for


                                                                        11 of 30
the nine months ended September 30, 2002 was 19 basis points higher than the 1.15% level achieved in the comparable period of 2001.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets for the first nine months of 2002 were $1,228,683,000, down $9,453,000 or 0.8% from $1,238,136,000 for the same period in 2001. The average balance of loans grew $31,855,000 or 3.3% to $999,053,000 for the first nine months of 2002 as compared to $967,198,000 for the same period in 2001. The increase in average loan balances outstanding was partially offset by decreases in the average balances in Federal funds sold, U.S. Government obligations, and other securities. Interest-bearing liabilities averaged $1,069,549,000 for the nine months ending September 30, 2002, a decrease of $23,305,000 or 2.1% from the average of $1,092,854,000 for the same period in 2001. Runoff in interest bearing transaction, time deposits and short-term borrowings was replaced by growth in savings and money market deposits as well as long-term debt.

The Corporation's net interest margin expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.79% for the nine months ended September 30, 2002, or 18 basis points higher than the 3.61% for the same period in 2001. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.54% for the nine months ended September 30, 2002, or 15 basis points higher than the to 3.39% for the same period in 2001.

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2002, decreased $12,896,000 or 18.3% to $57,740,000 from $70,636,000 for the comparable period in 2001. The decrease in interest income resulted due to the decline in the rates earned on all categories of average earning assets, partially offset by increases in the average balances of obligations of states and political subdivisions and loans. The average yield on interest-earning assets decreased to 6.28% for the nine months ended September 30, 2002, from 7.63% for the same period in 2001, due to decreases in the yields on all categories of interest-earning assets.

Interest expense decreased $14,346,000 or 38.5% to $22,898,000 for the nine months ended September 30, 2002, as compared to $37,244,000 for the prior year period. This decrease resulted partially from changes in the mix of funding sources but primarily is the result of the decline in rates paid on all categories of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

The provision for loan losses of $2,055,000 for the nine months ended September 30, 2002 is $910,000 more than the provision of $1,145,000 for the comparable period in 2001. The provision and the net charge-offs of $1,476,000 for the period resulted in the reserve representing 1.37% of total loans and 597% of non-performing loans at September 30, 2002, as compared to the reserve representing 1.40% of total loans and 615% of non-performing loans at December 31, 2001. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors. The net chargeoff ratio (net chargeoffs as percentage of average loans) was 0.15% for the nine months ending September 30, 2002, an increase from 0.05% for the same period in 2001.

Like many other financial institutions, the Corporation is concerned about the continued weakening of the economy in 2002. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, chargeoffs, and delinquencies could rise and require further increases in the provision for loan losses, which may cause the Corporation's net income to decrease.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

During the nine months ended September 30, 2002, the Corporation recognized security gains of approximately $343,000, after income taxes, representing 2.5% of net income. During the same period in 2001, security gains of $649,000, after income taxes, were recognized, representing 5.4% of net income.


                                                                        12 of 30

Total other income, excluding security gains, increased $399,000 or 2.6% for the nine months ended September 30, 2002, as compared to the same period in 2001. Growth in service charge income and gains on the sale of loans offset declines in net commissions from travel services and other operation income. In December, 2001, the Corporation sold the customer list of its travel agency subsidiary. As a result of this sale, no commissions from travel services have been recognized in the nine months ending September 30, 2002, as compared to $707,000 for the comparable period in 2001.


Gains of $2,383,000 were recognized on the sale of $154,224,000 of pooled loans for the nine months ended September 30, 2002 as compared to gains of $1,634,000 on the sale of $174,944,000 of pooled loans in the prior year period. Management anticipates continued sales from the current mortgage loan production of the Corporation in order to maintain the asset/liability structure the Corporation is trying to effect. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage backed securities.

Total other expenses decreased $957,000 or 3.3% to $27,968,000 for the nine months ended September 30, 2002 as compared to $28,925,000 for the same period in 2001.

Salaries and wages expense decreased $55,000 or 0.4%, and employee benefits expense increased $84,000 or 3.2% for the nine months ended September 30, 2002, as compared to the same period last year. The Corporation had 470 full time equivalent employees as of September 30, 2002 as compared to 490 as of September 30, 2001.

Occupancy and furniture and equipment expenses decreased $414,000 or 8.0% to $4,793,000 for the nine months ended September 30, 2002 from $5,207,000 in the prior year period.

The Corporation's net overhead expense, total non-interest expense less non-interest income, excluding security gains, divided by average assets, decreased to 1.22% for the nine months ended September 30, 2002 from 1.36% in the prior year period as a result of the income and expense items described above.

The Corporation's efficiency ratio is defined as operating expenses divided by net revenue. More specifically, it is defined as non-interest expense expressed as a percentage of the sum of tax equivalent net interest income and non-interest income, excluding security gains. The consolidated efficiency ratio for the nine months ended September 30, 2002 was 55.1% as compared to 59.1% for the prior year period.

Income taxes for the nine months ended September 30, 2002 decreased to $6,788,000 as compared to $6,922,000 for the comparable period in 2001. As a percent of income before taxes, the provision for income taxes decreased to 33.4% for the nine months ended September 30, 2002 from 36.6% for the same period in 2001. The provision for income taxes as a percentage of income before taxes has decreased due to the addition of income from bank owned life insurance, which is nontaxable to the Corporation, and to the reduction in nondeductible amortization expense.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO SEPTEMBER 30, 2001

SUMMARY

Net income for the three months ended September 30, 2002 increased $711,000 or 18.4% to $4,572,000 as compared to $3,861,000 for the comparable period in 2001. Diluted earnings per share increased $0.05 or 17.9% to $0.33 for the quarter ending September 30, 2002, as compared to $0.28 for the same period in 2001.

Operating earnings, which exclude security gains and the related tax expense, were $4,514,000, or $0.33 per share for the three months ended September 30, 2002, as compared to $3,738,000, or $0.27 per share for the same period in 2001.


                                                                      13 of 30

The Corporation's return on average assets was 1.34% for the three months ended September 30, 2002, as compared to 1.17% achieved for the comparable period in 2001. The return on average assets from operations of 1.32% for the three months ended September 30, 2002 is 18 basis points higher than the 1.14% level achieved in the comparable period of 2001.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets for the three months ending September 30, 2002, were $1,267,704,000, an increase of $42,472,000 or 3.5% from $1,225,232,000 for the same period in 2001. The average balance of loans outstanding increased $71,149,000 or 7.5% to $1,022,300,000 for the three months ending September 30, 2002, as compared to $951,151,000 for the same period in 2001. Growth in average loans and obligations of states and political subdivisions was partially offset by declines in the average balances of Federal funds sold, U.S. Government obligations, and other securities.

Average interest-bearing liabilities increased $35,357,000 or 3.3% to $1,106,560,000 for the three months ending September 30, 2002, from $1,071,203,000 for the same period in 2001. Growth in savings deposits, money market deposits, and long-term debt contributed additional funding for the loan growth. This growth was partially offset by runoff in interest-bearing transaction deposits, time deposits, and short-term borrowing.

The net interest margin expressed as a percentage of average earning assets was 3.74% for the three months ended September 30, 2002, or 15 basis points higher than the 3.59% level achieved for the like period in 2001. The net interest margin expressed as a percentage of average total assets was 3.49% for the three months ended September 30, 2002, or 12 basis points higher than the 3.37% for the same period in 2001.

Interest income on a fully taxable equivalent basis decreased $2,641,000 or 11.8% to $19,684,000 for the three months ended September 30, 2002 from the same period in 2001. The average rate earned on all categories of interest-earning assets declined 107 basis points to 6.16% for the three months ending September 30, 2002, compared to 7.23% for the same period in 2001. Yields for all categories of interest-earning assets were lower in the third quarter of 2002 compared to the same period in 2001. Growth in the average balances of obligations of state and political subdivisions and loans partially offset the decline in interest income.

Total interest expense decreased $3,502,000, or 31.2% to $7,737,000, for the three months ended September 30, 2002 as compared to $11,239,000 for the prior year period. The average rate paid on interest-bearing liabilities decreased 139 basis points to 2.77% for the third quarter of 2002 compared to 4.16% for the third quarter of 2001. Declines in the rates paid on all categories of interest-bearing liabilities were partially offset by the changes in the mix of funding sources.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

During the three months ended September 30, 2002, the Corporation recognized security gains of approximately $58,000, after income taxes, representing 1.3% of net income. During the same period in 2001, security gains of approximately $123,000, after income taxes, were recognized, representing 3.2% of net income.

Total other income, excluding security transactions, increased $54,000 or 1.0% to $5,340,000 for the three months ended September 30, 2002 as compared to $5,286,000 for the same period in 2001. Growth in service charge income and gains on the sale of pooled loans offset the declines in net commissions from travel services and other operating income. Gains of $1,027,000 were recognized on the sale of $54,658,000 of pooled loans for the three months ended September 30, 2002 as compared to gains of $668,000 on the sale of $77,519,000 of pooled loans in the prior year period.

Total other expenses decreased 2.3% or $222,000 to $9,573,000 for the three months ended September 30, 2002 as compared to $9,795,000 during the same period in 2001.

Salaries and wages expense decreased $54,000 or 1.2% and employee benefits expense increased $64,000 or 7.9% for the three months ended September 30, 2002, as compared to the same period last year. Occupancy and furniture and equipment expenses decreased $142,000 or 8.3% to $1,564,000 for the three months ended September 30, 2002 from $1,706,000 in the prior year period.



                                                                        14 of 30

The consolidated efficiency ratio for the three months ended September 30, 2002 was 55.4% as compared to 59.8% for the prior year period.

Income taxes for the three months ended September 30, 2002 remained relatively constant at $2,331,000 as compared to $2,336,000 for the comparable period in 2001. As a percent of income before taxes, the provision for income taxes decreased to 33.8% for the three months ended September 30, 2002 from 37.7% for the same period in 2001. The provision for income taxes as a percentage of income before taxes decreased due to the addition of income from bank owned life insurance, which is nontaxable to the Corporation, and to the reduction in nondeductible amortization expense.

REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has three reportable segments, Busey Bank, Busey Bank Florida, and First Busey Trust & Investment Company. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean, and Ford counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. In November, 2001, Busey Bank fsb transferred its charter from Illinois to Florida and changed its name to Busey Bank Florida. Simultaneously the Illinois assets of Busey Bank fsb were merged into Busey Bank. Busey Bank Florida provides a full range of banking services to individual and corporate customers in Fort Myers, Florida. First Busey Trust & Investment Company provides trust and asset management services to individual and corporate customers throughout central Illinois.

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

                                                                 September 30, 2002
                    -------------------------------------------------------------------------------------------------------------
                                                        First Busey
                                       Busey Bank         Trust &                                                  Consolidated
                     Busey Bank          Florida       Investment Co.   All Other       Totals      Eliminations     Totals
                    -------------------------------------------------------------------------------------------------------------

Interest income      $     54,438   $         2,136    $         117   $     1,810    $    58,501   $    (1,729)  $       56,772
Interest expense           20,057             1,106                -         3,437         24,600        (1,702)          22,898
Other income               11,403               247            3,553        19,208         34,411       (17,925)          16,486
Net income                 13,932                18            1,078        15,222         30,250       (16,701)          13,549
Total assets            1,321,563            64,446            3,878       180,098      1,569,985      (167,897)       1,402,088

                                                                 September 30, 2001
                    -------------------------------------------------------------------------------------------------------------
                                                        First Busey
                                       Busey Bank         Trust &                                                  Consolidated
                     Busey Bank          Florida       Investment Co.   All Other       Totals      Eliminations      Totals
                    -------------------------------------------------------------------------------------------------------------
Interest income      $     52,921   $        16,482    $         137   $       144    $    69,684   $       (56)  $       69,628
Interest expense           25,990             9,516                -         1,715         37,221            23           37,244
Other income                9,230             1,856            3,522        16,801         31,409       (14,815)          16,594
Net income                 10,678             1,593            1,076        12,168         25,515       (13,529)          11,986
Total assets            1,033,876           283,461            3,891       142,482      1,463,710      (137,754)       1,325,956



                                                                        15 of 30

LIQUIDITY

Liquidity is the availability of funds to meet all present and future financial obligations arising in the daily operations of the business at a minimal cost. These financial obligations consist of needs for funds to meet extensions of credit, deposit withdrawals and debt servicing.

The sources of short-term liquidity utilized by the Corporation consist of non-reinvested asset maturities, deposits and capital funds. Long-term liquidity needs will be satisfied primarily through retention of capital funds. The Corporation has not dealt in or relied on brokered deposits as a source of liquidity. The Corporation generally does not rely upon the purchases of federal funds for liquidity needs. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Banks of Chicago and Atlanta. The Corporation has an operating line with American National Bank and Trust Company of Chicago in the amount of $10,000,000 with all of which was available as of September 30, 2002.

The Corporation's dependence on large liabilities (defined as time deposits over $100,000 and short-term borrowings) decreased to 8.0% at September 30, 2002 from 8.6% at December 31, 2001. This is the ratio of total large liabilities to total liabilities, and is low in comparison to the Corporation's peers. This decrease was due to a change in the composition of total liabilities. Total large liabilities fell just $277,000 or 0.3% to $102,807,000 as of September 30, 2002, compared to $103,084,000 as of December 31, 2001, yet total liabilities grew $94,531,000 or 7.9% to $1,289,430,000 as of September 30, 2002, compared to
$1,194,899,000 as of December 31, 2001.


CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 2002, the Corporation earned $13,549,000 and paid dividends of $6,102,000 to stockholders, resulting in a retention of current earnings of $7,447,000. The Corporation's dividend payout for the nine months ended September 30, 2002 was 45.0%.

The Corporation and the Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2002, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.


                                                                       16 of 30

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                   For Capital            Prompt Corrective
                                     Actual                     Adequacy Purposes         Action Provisions
                                -------------------------------------------------------------------------------
                                     Amount        Ratio       Amount        Ratio        Amount        Ratio
                                -------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
AS OF SEPTEMBER 30, 2002:
-------------------------
   Total Capital (to Risk Weighted Assets)
   Consolidated                   $   134,517      13.45%   $    79,989        8.00%           N/A         N/A
   Busey Bank                     $   106,075      11.22%   $    75,608        8.00%   $    94,510      10.00%
   Busey Bank Florida             $    11,731      29.88%   $     3,142        8.00%   $     3,927      10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                   $   117,462      11.75%   $    39,995        4.00%           N/A         N/A
   Busey Bank                     $    90,313       9.56%   $    37,804        4.00%   $    56,706       6.00%
   Busey Bank Florida             $    11,277      28.72%   $     1,571        4.00%   $     2,356       6.00%

Tier I Capital (to Average Assets)
   Consolidated                   $   117,462       8.82%   $    53,265        4.00%           N/A         N/A
   Busey Bank                     $    90,313       7.17%   $    50,356        4.00%   $    62,945       5.00%
   Busey Bank Florida             $    11,277      18.61%   $     2,425        4.00%   $     3,031       5.00%


AS OF DECEMBER 31, 2001:
------------------------
   Total Capital (to Risk Weighted Assets)
   Consolidated                   $   128,017      13.63%   $    75,143         8.0%           N/A         N/A
   Busey Bank                     $    99,927      11.14%   $    71,747         8.0%   $    89,683       10.0%
   Busey Bank Florida             $    11,610      41.50%   $     2,238         8.0%   $     2,798       10.0%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                   $   112,067      11.93%   $    37,572         4.0%           N/A         N/A
   Busey Bank                     $    84,927       9.47%   $    35,874         4.0%   $    53,810        6.0%
   Busey Bank Florida             $    11,260      40.25%   $     1,119         4.0%   $     1,679        6.0%

Tier I Capital (to Average Assets)
   Consolidated                   $   112,067       8.78%   $    51,080         4.0%           N/A         N/A
   Busey Bank                     $    84,927       7.62%   $    44,597         4.0%   $    55,746        5.0%
   Busey Bank Florida             $    11,260       7.34%   $     6,133         4.0%   $     7,666        5.0%



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

                                                                       17 of 30

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 2002.

                                                                       Rate Sensitive Within
                                        -------------------------------------------------------------------------------------
                                            1-30          31-90         91-180       181 Days -      Over
                                            Days          Days           Days          1 Year       1 Year         Total
                                        -------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest bearing deposits               $          17 $           -   $           - $          -  $          - $          17
Federal Funds Sold                             30,600             -               -            -             -        30,600
Investment securities
   U.S. Governments                             6,017         6,046          25,137       42,134        74,472       153,806
   Obligations of states and
      political subdivisions                    2,546         2,407           1,707          554        45,785        52,999
   Other securities                            11,621             -               -            -        12,732        24,353
Loans (net of unearned int.)                  416,508        71,321          79,265      121,571       354,537     1,043,202
                                        -------------------------------------------------------------------------------------
   Total rate-sensitive assets          $     467,309 $      79,774   $     106,109 $    164,259  $    487,526 $   1,304,977
                                        -------------------------------------------------------------------------------------

Interest bearing transaction
   deposits                             $      34,691 $           -   $           - $          -  $          - $      34,691
Savings deposits                               95,014             -               -            -             -        95,014
Money market deposits                         398,955             -               -            -             -       398,955
Time deposits                                  48,288        62,452          83,509      130,134       176,753       501,136
Short-term borrowings                           3,634             -               -            -             -         3,634
Long-term debt                                  8,000        12,000           7,021        6,500        46,500        80,021
Company obligated mandatorily
   redeemable preferred securities                  -             -               -            -        25,000        25,000
                                        -------------------------------------------------------------------------------------
   Total rate-sensitive
      liabilities                       $     588,582 $      74,452   $      90,530 $    136,634  $    248,253 $   1,138,451
                                        -------------------------------------------------------------------------------------
   Rate-sensitive assets less
      rate-sensitive liabilities        $   (121,273) $       5,322   $      15,579 $     27,625  $    239,273 $     166,526
                                        -------------------------------------------------------------------------------------


   Cumulative gap                       $   (121,273) $   (115,951)   $   (100,372) $   (72,747)  $    166,526
                                        =======================================================================
   Cumulative gap as a
      percentage of total
      rate-sensitive assets                    -9.29%        -8.89%          -7.69%       -5.57%        12.76%
                                        =====================================================================================

   Cumulative ratio (cumulative
      RSA/RSL)                                   0.79          0.83            0.87         0.92          1.15
                                        =====================================================================================



The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $121.3 million in the 1-30 day repricing category as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure as of September 30, 2002, will benefit the Corporation more if interest rates decrease during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than the rates on rate-sensitive assets. After one year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets subject to repricing would exceed the volume of rate-sensitive liabilities subject to repricing.

The funds management policies of Busey Bank and Busey Bank Florida require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1 year time periods. As of September 30, 2002, the banks and the Corporation, on a consolidated basis, are within those guidelines.


                                                                       18 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                2002                                   2001
                                                ------------------------------------------------------------------------------
                                                  Average      Income/      Yield/       Average       Income/      Yield/
                                                  Balance      Expense       Rate        Balance       Expense       Rate
                                                ------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
ASSETS
    Federal funds sold                          $     13,779 $        168       1.63%  $      30,286  $     1,028       4.54%
    Investment securities
        U.S. Government obligations                  146,984        4,881       4.44%        159,103        6,709       5.64%
        Obligations of states and political
            subdivisions(1)                           44,625        2,307       6.91%         43,843        2,391       7.29%
        Other securities                              24,242          618       3.41%         37,706        1,124       3.99%
    Loans (net of unearned interest)(1) (2)          999,053       49,766       6.66%        967,198       59,384       8.21%
                                                -------------------------              ---------------------------
    Total interest-earning assets               $  1,228,683 $     57,740       6.28%  $   1,238,136  $    70,636       7.63%
                                                             =============                           =============

    Cash and due from banks                           33,845                                  31,438
    Premises and equipment                            28,495                                  30,550
    Reserve for possible loan losses                (13,839)                                (12,664)
    Other assets                                      39,425                                  28,575
                                                -------------                         ---------------

Total Assets                                    $  1,316,609                           $   1,316,035
                                                =============                         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits       $     13,893 $        107       1.03%  $      36,881          651       2.36%
    Savings deposits                                  96,691          824       1.14%         89,975        1,736       2.58%
    Money market deposits                            401,966        3,836       1.28%        347,173        7,820       3.01%
    Time deposits                                    459,957       13,785       4.01%        525,074       22,612       5.76%
    Short-term borrowings                              9,614          340       4.73%         35,830        1,747       6.52%
    Long-term debt                                    62,428        2,318       4.96%         48,441        2,031       5.61%
   Company obligated mandatorily
      redeemable preferred securities                 25,000        1,688       9.03%          9,480          647       9.12%
                                                --------------------------            ----------------------------
    Total interest bearing liabilities          $  1,069,549 $     22,898       2.86%  $   1,092,854  $    37,244       4.56%
                                                             =============                           =============

    Net interest spread                                                         3.42%                                   3.07%
                                                                          ============                            ============

    Demand deposits                                  128,469                                 115,956
    Other liabilities                                  9,909                                  10,046
    Stockholders' equity                             108,682                                  97,179
                                                -------------                         ---------------

Total Liabilities and Stockholders' Equity      $  1,316,609                           $   1,316,035
                                                =============                         ===============

Interest income / earning assets(1)             $  1,228,683       57,740       6.28%  $   1,238,136       70,636       7.63%
Interest expense / earning assets               $  1,228,683       22,898       2.49%  $   1,238,136       37,244       4.02%
                                                             -------------------------               -------------------------

Net interest margin(1)                                       $     34,842       3.79%                 $    33,392       3.61%
                                                             =========================               =========================

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                       19 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                     Change due to (1)

                                                           Average        Average        Total
                                                            Volume      Yield/Rate      Change
                                                           ------------------------------------

                                                                  (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                     $   (395)     $   (465)     $   (860)
    Investment securities:
        U.S. Government obligations                            (482)       (1,346)       (1,828)
        Obligations of states and political
            subdivisions(2)                                      44          (128)          (84)
        Other securities                                       (360)         (146)         (506)
    Loans(2)                                                  1,901       (11,519)       (9,618)
                                                           ------------------------------------

Change in interest income(2)                               $    708      $(13,604)     $(12,896)
                                                           ------------------------------------




Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                  $   (285)     $   (259)     $   (544)
    Savings deposits                                            140        (1,052)         (912)
    Money market deposits                                     1,081        (5,065)       (3,984)
    Time deposits                                            (2,557)       (6,270)       (8,827)
    Short-term borrowings                                    (1,021)         (386)       (1,407)
    Long-term debt                                              475          (188)          287
    Company obligated mandatorily redeemable preferred
       securities                                             1,048            (7)        1,041
                                                           ------------------------------------

Change in interest expense                                 $ (1,119)     $(13,227)     $(14,346)
                                                           ------------------------------------

Increase in net interest income(2)                         $  1,824      $   (373)     $  1,450
                                                           ====================================


(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.



                                                                        20 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                   2002                                     2001
                                                ----------------------------------------------------------------------------------
                                                  Average         Income/        Yield/       Average          Income/      Yield/
                                                  Balance         Expense         Rate        Balance          Expense       Rate
                                                ----------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
ASSETS
    Federal funds sold                          $    19,485     $        82       1.67%     $    31,924      $       279     3.47%
    Investment securities
        U.S. Government obligations                 153,933           1,587       4.09%         159,408            2,166     5.39%
        Obligations of states and political
            subdivisions(1)                          47,970             804       6.65%          44,042              794     7.15%
        Other securities                             24,016             192       3.17%          38,707              330     3.38%
    Loans (net of unearned interest)(1) (2)       1,022,300          17,019       6.60%         951,151           18,756     7.82%
                                                ---------------------------                 ----------------------------
    Total interest earning assets               $ 1,267,704     $    19,684       6.16%     $ 1,225,232      $    22,325     7.23%
                                                                ===========                                  ===========

    Cash and due from banks                          34,374                                      32,049
    Premises and equipment                           28,120                                      30,166
    Reserve for possible loan losses                (13,888)                                    (12,898)
    Other assets                                     42,099                                      29,258
                                                -----------                                 -----------

Total Assets                                    $ 1,358,409                                 $ 1,303,807
                                                ===========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest bearing transaction deposits       $    14,753     $        42       1.13%     $    35,514      $       174     1.94%
    Savings deposits                                 95,753             274       1.14%          91,723              511     2.21%
    Money market deposits                           402,576           1,214       1.20%         363,075            2,473     2.70%
    Time deposits                                   487,164           4,656       3.79%         490,524            6,578     5.32%
    Short-term borrowings                             5,217              75       5.70%          19,628              290     5.86%
    Long-term debt                                   76,097             913       4.76%          45,739              638     5.53%
    Company obligated mandatorily
      redeemable preferred securities                25,000             563       8.93%          25,000              575     9.13%
                                                ---------------------------                 ----------------------------
    Total interest bearing liabilities          $ 1,106,560     $     7,737       2.77%     $ 1,071,203      $    11,239     4.16%
                                                                ===========                                  ===========

    Net interest spread                                                           3.39%                                      3.07%
                                                                                  =====                                      =====

    Demand deposits                                 130,288                                     121,866
    Other liabilities                                10,490                                       9,849
    Stockholders' equity                            111,071                                     100,889
                                                -----------                                 -----------

Total Liabilities and Stockholders' Equity      $ 1,358,409                                 $ 1,303,807
                                                ===========                                 ===========

Interest income / earning assets(1)             $ 1,267,704     $    19,684       6.16%     $ 1,225,232      $    22,325     7.23%
Interest expense / earning assets               $ 1,267,704     $     7,737       2.42%     $ 1,225,232      $    11,239     3.64%
                                                                -----------------------                      ---------------------

Net interest margin(1)                                          $    11,947       3.74%                      $    11,086     3.59%
                                                                =======================                      =====================


(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.
(2) Non-accrual loans have been included in average loans, net of unearned interest.



                                                                        21 of 30

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                   Change due to (1)

                                                           Average      Average        Total
                                                            Volume     Yield/Rate     Change
                                                           ---------------------------------

                                                                 (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                     $   (85)     $  (112)     $  (197)
    Investment securities:
        U.S. Government obligations                            (72)        (507)        (579)
        Obligations of states and political
            subdivisions(2)                                     47          (37)          10
        Other securities                                      (119)         (19)        (138)
    Loans(2)                                                 1,605       (3,342)      (1,737)
                                                           ---------------------------------

Change in interest income(2)                               $ 1,376      $(4,017)     $(2,641)
                                                           ---------------------------------


Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                  $   (77)     $   (55)     $  (132)
    Savings deposits                                            23         (260)        (237)
    Money market deposits                                      244       (1,503)      (1,259)
    Time deposits                                              (44)      (1,878)      (1,922)
    Short-term borrowings                                     (173)         (42)        (215)
    Long-term debt                                             348          (73)         275
    Company obligated mandatorily redeemable preferred
      securities                                                 -          (12)         (12)
                                                           ---------------------------------

Change in interest expense                                 $   321      $(3,823)     $(3,502)
                                                           ---------------------------------

Decrease in net interest income (2)                        $ 1,055      $  (194)     $   861
                                                           =================================


(1)  Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2002 and 2001.



                                                                        22 of 30

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


                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of change in asset values due to movements in underlying market rates and prices. Interest-rate risk is the risk to earnings and capital arising from movements in interest rates. Interest-rate risk is the most significant market risk affecting the Corporation as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Corporation's business activities.

The Corporation's banks have asset-liability committees which meets monthly to review current market conditions and attempts to structure the Bank's and Thrift's balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset-liability committees and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of -175 basis points, +/- 100 basis points, and + 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of September 30, 2002, is as follows:

                                                                                     Basis Point Changes
                                                                       ------------------------------------------------
                                                                          -175        -100        +100        +200
                                                                       ------------------------------------------------
Percentage change in net interest income due to an immediate change
in interest rates over a one-year period                                  -3.20%      -0.02%      2.02%        3.96%



                                                                        23 of 30

                         ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In addition, since their evaluation, there have been no significant changes to the Corporation's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                                                        24 of 30

                           PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings
         Not applicable

ITEM 2:  Changes in Securities and Use of Proceeds
         Not applicable

ITEM 3:  Defaults Upon Senior Securities
         Not Applicable

ITEM 4:  Submission of Matters to a Vote of Security Holders
         Not Applicable

ITEM 5:  Other Information
         Not Applicable

ITEM 6:  Exhibits and Reports on Form 8-K
               (a)  EXHIBITS
                    99.1 Certification pursuant to 18 U.S.C. Section 1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation's Chief Executive Officer.

                    99.2 Certification pursuant to 18 U.S.C. Section 1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation's Chief Financial Officer.

               (b)  REPORTS ON FORM 8-K
                    On July 18, 2002, the Corporation filed a report on Form 8-K (Item 5) dated July 18, 2002, revising information contained in its press release dated and issued July 15, 2002.






                                                                        25 of 30

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                                        By: /s/ Douglas C. Mills
                                            --------------------

                                            Douglas C. Mills
                                            Chairman of the Board and Chief
                                            Executive Officer




                                        By: /s/ Barbara J. Jones
                                            --------------------

                                            Barbara J. Jones
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)



Date: November 14, 2002



                                                                        26 of 30

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Douglas C. Mills, Chairman of the Board and Chief Executive Officer of First Busey Corporation, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of First Busey
     Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                        /s/ Douglas C. Mills
                                        --------------------

                                        Douglas C. Mills
                                        Chairman of the Board and Chief
                                        Executive Officer


     Data:  November 14, 2002


                                                                        27 of 30

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Barbara J. Jones, Chief Financial Officer of First Busey Corporation, certify that:

7)   I have reviewed this quarterly report on Form 10-Q of First Busey
     Corporation;

8) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ Barbara J. Jones
                                        ---------------------

                                        Barbara J. Jones
                                        Chief Financial Officer

     Date:  November 14, 2002


                                                                        28 of 30