Form 10-K
period 2002-12-31
FIRST BUSEY CORP /NV/
filed 2003-03-19
CIK 314489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]             No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.).
Yes [X]             No [ ]

         The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates was $201,795,237 based on the closing price for the stock as reported on the Nasdaq National Market as of June 30, 2002 or as of the last business day of the registrants most recently completed second fiscal quarter.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at February 21, 2003
         -----                                  --------------------------------
         Common Stock, without par value                    13,635,620

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement dated March 19, 2003 for First Busey Corporation's Annual Meeting of Stockholders to be held April 22, 2003, (the "2003 Proxy Statement") are incorporated by reference into Part III.

                      (This page intentionally left blank)

                             FIRST BUSEY CORPORATION
                             Form 10-K Annual Report

                                Table of Contents

PART 1

Item 1       Business......................................................................     4
Item 2       Properties....................................................................     7
Item 3       Legal Proceedings.............................................................     8
Item 4       Submission of Matters to a Vote of Security Holders...........................     8

PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters.........     9
Item 6       Selected Financial Data.......................................................    10
Item 7       Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................    12
Item 7A      Quantitative and Qualitative Disclosures About Market Risk....................    29
Item 8       Financial Statements and Supplementary Data...................................    29
Item 9       Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure....................................................................    29

PART III

Item 10      Directors and Executive Officers of the Registrant............................    30
Item 11      Executive Compensation........................................................    30
Item 12      Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters...........................................................    30
Item 13      Certain Relationships and Related Transactions and Compensation Committee
             Interlocks and Insider Participation..........................................    30
Item 14      Controls and Procedures.......................................................    31

PART IV

Item 15      Exhibits, Financial Statement Schedules and reports on Form 8-K...............    31

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         First Busey Corporation ("First Busey" or the "Corporation"), a Nevada Corporation, is a $1.4 billion financial holding company which was initially organized as a bank holding company in 1980. First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 21 locations. First Busey is headquartered in Urbana, Illinois and its common stock is traded on the Nasdaq National Market under the symbol "BUSE."

         First Busey's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are currently made available free of charge via the Corporation's internet website (www.busey.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

BANKING AND NON-BANKING SUBSIDIARIES

         First Busey currently has two wholly owned banking subsidiaries located in three states, Busey Bank and Busey Bank Florida (the "Banks").

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

         Busey Investment Group, Inc., a wholly owned non-banking subsidiary, located in Champaign, Illinois, and formed in February, 1999, is the parent company of: (1) First Busey Trust & Investment Co., organized in January, 1987, which is exclusively dedicated to providing a full range of trust and investment management services, including farm management, estate and financial planning, tax preparation, custody services and philanthropic advisory services; (2) First Busey Securities, Inc., organized in April, 1991, which is a full service broker/dealer and provides individual investment advice; and (3) Busey Insurance Services, Inc., organized in October, 1997, which offers a variety of insurance products.

         First Busey Resources, Inc., a wholly owned non-banking subsidiary, located in Urbana, Illinois, owns and manages Busey Plaza, a professional office building that is fully leased to unaffiliated tenants.

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

         Based on information obtained from FDIC/OTS Summary of Deposits dated June, 2002, First Busey ranked first in total deposits in the Champaign and Ford County markets and fifth in McLean County. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

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

EMPLOYEES

         As of December 31, 2002, First Busey and its subsidiaries had a total of 491 employees (full-time and equivalents).

EXECUTIVE OFFICERS (as of January 1, 2003)

        NAME           AGE                    POSITION HELD
        ----           ---                    -------------

Douglas C. Mills        62    Chairman of the Board and CEO - First Busey Corp.

P. David Kuhl           53       Chairman of the Board and CEO - Busey Bank

Barbara J. Kuhl         52         President and COO of First Busey Corp.

Barbara J. Jones        43                CFO of First Busey Corp.

David D. Mills          32             President and COO of Busey Bank

Edwin A. Scharlau II    58     Chairman of the Board of Busey Investment Group
                               Vice Chairman of the Board of First Busey Corp.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table presents for the periods indicated the high and low closing price for First Busey common stock as reported on the Nasdaq National Market.

                                                         2002                         2001
                                                  ------------------          ---------------------
Market Prices of Common Stock                     High          Low            High           Low
-----------------------------                     ----          ---            ----           ---
First Quarter                                     21.75        19.55          $20.50         $17.81

Second Quarter                                    22.61        20.30          $21.50         $19.69

Third Quarter                                     23.00        21.00          $22.00         $18.50

Fourth Quarter                                    23.57        22.14          $22.00         $19.00

During 2002 and 2001, First Busey declared cash dividends per share of common stock as follows:

2002                                COMMON STOCK
----                                ------------
January                             $        .15

April                               $        .15

July                                $        .15

October                             $        .15

2001
----
January                             $        .13

April                               $        .13

July                                $        .13

October                             $        .13

         For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Dividends on page 6.

         As of February 21, 2003, there were approximately 939 holders of common stock.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following selected financial data for each of the five years in the period ended December 31, 2002, have been derived from First Busey's annual consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2002, appears elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this report.

                                                2002            2001             2000            1999            1998
                                             ---------------------------------------------------------------------------
                                                           (dollars in thousands, except per share data)
BALANCE SHEET ITEMS
  Securities                                 $  233,830     $    210,869     $    228,597     $   225,046     $  217,991
  Loans                                       1,101,043          978,106          984,369         886,684        662,281
  Allowance for loan losses                      15,460           13,688           12,268          10,403          7,101
  Total assets                                1,435,578        1,300,689        1,355,044       1,247,123        951,531
  Total deposits                              1,213,605        1,105,999        1,148,787       1,027,981        826,704
  Long-term debt                                 71,759           47,021           55,259          55,849         25,000
  Company obligated mandatorily
   redeemable preferred securities               25,000           25,000                -               -              -
  Stockholders' equity                          115,163          105,790           92,325          82,284         87,103

RESULTS OF OPERATIONS
  Interest income                            $   76,085     $     89,985     $     93,242     $    72,311     $   67,048
  Interest expense                               30,494           46,435           50,476          34,920         32,975
  Net interest income                            45,591           43,550           42,766          37,391         34,073
  Provision for loan losses                       3,125            2,020            2,515           2,570            700
  Net income(1)                                  17,904           15,653           14,053          12,548         11,398

PER SHARE DATA
  Diluted earnings                           $     1.31     $       1.15     $       1.03     $       .90     $      .81
  Cash dividends                                    .60              .52              .48             .44            .39
  Book value                                       8.49             7.73             6.86            6.08           6.36
  Closing price                                   23.06            21.48          19.9375          22.625          18.25

OTHER INFORMATION
  Return on average assets                         1.33%            1.19%            1.12%           1.22%          1.22%
  Return on average equity                        16.31%           15.80%           16.56%          14.68%         14.02%
  Net interest margin(2)                           3.74%            3.64%            3.74%           4.02%          4.10%
  Stockholders' equity to assets                   8.02%            8.13%            6.81%           6.60%          9.15%

(1) Effective January 1, 2002, First Busey adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

A reconcilation of First Busey's Consolidated Statements of Income for each of the five years ending December 31, 2002, from amounts reported to amounts exclusive of goodwill amortization is shown below:

FINANCIAL ACCOUNTING STANDARDS NO. 142 DISCLOSURE

  Net income as reported                     $   17,904     $     15,653     $     14,053     $    12,548     $   11,398
  Goodwill amortization, after tax                    -              651              677             322            300
                                             ---------------------------------------------------------------------------
  Net income as adjusted                     $   17,904     $     16,304     $     14,730     $    12,870     $   11,698
                                             ---------------------------------------------------------------------------

Diluted earnings per share of common stock:
  As reported                                $     1.31     $       1.15     $       1.03     $       .90     $      .81
  Goodwill amortization                               -              .05              .05             .02            .02
                                             ---------------------------------------------------------------------------
  Earnings per share as adjusted             $     1.31     $       1.20     $       1.08     $       .92     $      .83
                                             ---------------------------------------------------------------------------

(2)  Calculated as a percent of average earning assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and Subsidiaries for the years ended December 31, 2002, 2001, and 2000. It should be read in conjunction with "Business," "Selected Financial Data," the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.

GENERAL

         The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; acquired a thrift holding company and federal savings and loan; formed a trust company subsidiary; formed an insurance agency subsidiary; formed a non-bank ATM subsidiary and acquired and liquidated a travel agency. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 2000, less purchase accounting adjustments (net income for Busey Bank in following table excludes income from Bank subsidiaries and includes deduction for amortization expense recorded on parent company statements).

Subsidiary                                   Acquired           2002              2001                2000
----------------------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Busey Bank(1)                                 3/20/80  $   18,541     91.9%  $ 13,574    79.2%  $ 13,094    82.6%
Busey Bank Florida(2)                        10/29/99          24      0.1%     1,984    11.6%       937     5.9%
First Busey Trust & Investment Co.(3)               -       1,419      7.0%     1,391     8.1%     1,459     9.2%
First Busey Securities, Inc.(4)                     -         258      1.3%       (40)   -0.2%       357     2.3%
First Busey Resources, Inc.(5)                      -         149      0.7%       130     0.8%       154     1.0%
Busey Insurance Services, Inc.(6)                   -          39      0.2%        10     0.0%       (38)   -0.2%
BAT, Inc.(7)                                        -        (282)    -1.4%        81     0.5%        20     0.1%
Busey Travel, Inc.(8)                          1/1/98          33      0.2%        (6)    0.0%      (153)   -1.0%
FFS Investments(9)                           10/29/99           -      0.0%         -     0.0%        19     0.1%
                                             -------------------------------------------------------------------
Total                                                  $   20,214    100.0%  $ 17,124   100.0%  $ 15,849   100.0%
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

(4) Formed as a subsidiary of Busey Bank as of April 1, 1991; transferred to Busey Investment Group on January 1, 2001.

(5) Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997. Real estate and certain other assets previously carried on the parent company and subsidiary balance sheets were transferred to subsidiary as of that date.

(6) Formed as a subsidiary of Busey Bank as of October 1, 1997; transferred to Busey Investment Group on January 1, 2001.

(7)  Reactivated as a subsidiary of Busey Bank as of July 1, 1997.

(8) Acquired as a subsidiary of Busey Bank as of January 1, 1998; liquidated November 30, 2002.

(9) Acquired as a subsidiary of First Federal Savings and Loan Association of Bloomington as of October 29, 1999; liquidated December 7, 2000.

         Busey Bank, Busey Bank Florida and First Busey Trust & Investment Co. are the three subsidiaries which have each contributed 10% of the Corporation's consolidated net income in at least one of the last three years.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 2002

SUMMARY

         The Corporation reported net income of $17,904,000 in 2002, up 14.4% from $15,653,000 in 2001, which had increased 11.4% from $14,053,000 in 2000.
Diluted earnings per share in 2002 increased 13.9% to $1.31 from $1.15 in 2001, which was a 11.7% increase from $1.03 in 2000. The main factors contributing to the increase in net income in 2002 were increases in net interest income, service charges on deposit accounts, and gains on the sale of mortgage loans. Operating earnings, which exclude security gains and the related tax expense, were $17,445,000 or $1.28 per share for 2002; $14,878,000, or $1.09 per share for 2001; and $13,608,000, or $1.00 per share for 2000.

         Security gains after the related tax expense were $459,000 or 2.6% of net income in 2002; $775,000 or 5.0% of net income in 2001; and $445,000 or 3.2%
of net income in 2000. First Busey Corporation owns a position in a bank-qualified equity security (SLM Corp.) with substantial appreciated value. First Busey's Board has authorized an orderly liquidation of this asset over a ten-year period.

         The Corporation's return on average assets was 1.33%, 1.19% and 1.12% for 2002, 2001, and 2000, respectively, and return on average equity was 16.31%, 15.80%, and 16.56% for 2002, 2001, and 2000, respectively. On an operating earnings basis, return on average assets was 1.30%, 1.13%, and 1.08% for 2002, 2001, and 2000, respectively, and return on average equity was 15.89%, 15.02% and 16.03% for 2002, 2001, and 2000, respectively.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

         Average earning assets increased 1.6% or $20,304,000 to $1,253,193,000 during 2002 from the 2001 average balance of $1,232,889,000. The average balance of loans increased 5.5% or $53,294,000 to $1,015,073,000 for 2002 from 2001 average balance of $961,779,000. The increase in loans was partially offset by decreases in the average balances of interest-bearing bank deposits, Federal funds sold and U.S. Treasuries and Agencies.

         The balance of interest bearing liabilities averaged $1,091,587,000 for 2002, an increase of $7,401,000 or .7% from the 2001 average balance of $1,084,186,000. Growth in the average balances of savings deposits, money market deposits and long-term debt was offset by declines in the average balances of interest-bearing transaction deposits, time deposits and short-term borrowings.

         The Corporation's net interest margin expressed as a percentage of average earning assets, stated on a fully taxable equivalent basis, was 3.74% for 2002, an increase of 10 basis points from the 3.64% for 2001. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.50% for 2002, an improvement of 8 basis points from the 3.42% net interest margin for 2001.

         Interest income on a tax equivalent basis decreased $13,925,000 or 15.2% to $77,393,000 for 2002 as compared to the interest income of $91,318,000 for 2001. The decrease in interest income is primarily attributable to the decline in average rates paid on all categories of interest-earning assets. The average yield on interest-earning assets fell 123 basis points to 6.18% for 2002 as compared to 7.41% for 2001. Growth in the average balance of loans partially offset the impact of the decline in interest rates.

         Interest expense decreased $15,941,000 or 34.3% to $30,494,000 during 2002 as compared to interest expense of $46,435,000 for 2001. This decline resulted partially from changes in the mix of funding sources but primarily is the result of the decline in rates paid on all categories of deposits, short-term borrowings and long-term debt.

         Net interest income on a tax equivalent basis increased 4.5% in 2002 to $46,899,000 from $44,883,000 in 2001, which reflected a 1.8% increase from $44,083,000 in 2000. The decrease in interest rates throughout 2002 led to declines in the amount of income earned on interest-earning assets as well as the amount of expense recognized on interest-bearing liabilities. The average yield on interest-earning assets decreased 123 basis points from 7.41% in 2001 to 6.18% in 2002. The change in the mix of interest-earning assets partially offset the decline in the yield on interest-earning assets as growth occurred in higher-yielding loans. The low interest rate environment also had significant impact on the rates paid on interest-bearing liabilities with the average rate falling 149 basis points from 4.28% in 2001 to 2.79% in 2002.

PROVISION FOR LOAN LOSSES

         The provision for loan losses, which is a current charge against income, represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience and credit quality of the portfolio. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

         The provision for loan losses increased $1,105,000 to $3,125,000 in 2002 from $2,020,000 in 2001 which had decreased from $2,515,000 in 2000. Net charge-offs increased to $1,353,000 in 2002 from $600,000 in 2001, and total non-performing loans increased slightly to $2,228,000 as of December 31, 2002, compared to $2,224,000 as of December 31, 2001. Net charge-offs were $650,000 in 2000, and non-performing loans totaled $5,434,000 as of December 31, 2000.

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

OTHER INCOME

         Other income increased 5.0% in 2002 to $22,537,000 from $21,460,000 in 2001, which reflected a 17.3% increase from $18,288,000 in 2000. The increases in 2002 and 2001 are due primarily to increases in service charges on deposit accounts and gains on the sale of loans. As a percentage of total income, other income was 22.9%, 19.3%, and 16.4% in 2002, 2001, and 2000, respectively. Gains on the sale of securities, as a component of other income, totaled $762,000 (3.4%) in 2002, $1,285,000 (6.0%) in 2001, and $737,000 (4.0%) in 2000. Gains on
sales of loans, as a component of other income totaled $3,995,000 (17.7%), $2,296,000 (10.7%), and $1,112,000 (6.1%) in 2002, 2001, and 2000, respectively.

         Additional components of other income were fee income and trust fees. Service charges and other fee income increased 10.3% to $10,976,000 in 2002 from $9,950,000 in 2001, which was a 6.8% increase from $9,317,000 in 2000. The growth in fee income in 2002 and 2001 is due primarily to increases in service charges on deposit accounts. Despite the poor equity market in 2002 and 2001, trust fees declined just 0.9% in 2002 and increased 5.6% in 2001. Trust revenues were $4,567,000 in 2002, $4,607,000 in 2001, and $4,364,000 in 2000. Trust
revenues in each year were directly related to the total trust assets under care. Remaining other income decreased 32.7% to $2,237,000 in 2002 from $3,322,000 in 2001 which was a 20.5% increase from $2,758,000 in 2000. In
December, 2001, the Corporation sold the customer list of its travel agency subsidiary. As a result of this sale, no commissions from travel services were recognized in 2002. The Corporation recognized $655,000 on the increase in the cash surrender value of bank owned life insurance during 2002 compared to $111,000 during 2001.

OTHER EXPENSES

         Other expenses decreased slightly in 2002 to $38,926,000 from $38,974,000 in 2001, which reflected an increase from $37,249,000 in 2000. As a percentage of total income, other expenses were 39.5%, 35.0%, and 33.4% in 2002, 2001, and 2000, respectively. Employee related expenses, including salaries and wages and employee benefits, decreased slightly in 2002 to $21,003,000, as compared to $21,066,000 in 2001, which was a 10.4% increase from $19,080,000 in 2000. As a percent of average assets, employee related expenses were 1.57%, 1.61%, and 1.51% in 2002, 2001, and 2000, respectively. The
Corporation had 491, 498, and 484 full-time equivalent employees at December 31, 2002, 2001, and 2000, respectively. The declines in employee-related expense and number of employees is related to the sale of the travel business. Net occupancy expense of bank premises and furniture and equipment expenses decreased 5.9% in 2002 to $6,545,000 as compared from $6,957,000 in 2001 and $6,729,000 in 2000.

         Remaining other expenses increased $427,000 or 3.9% to $11,378,000 in 2002 from $10,951,000 in 2001, which was a 4.3% decrease from $11,440,000 in
2000. Data processing expenses increased 11.1% to $888,000 for the year ended December 31, 2002, compared to $799,000 for the year ended December 31, 2001, and $1,142,000 for the year ended December 31, 2000. Data processing expenses were higher in 2000 due to one-time conversion and setup expenses. Amortization and impairment expenses declined in 2002 as compared to 2001 due to the adoption of Statement of Financial Accounting standards No. 142. Amortization and impairment expenses also declined in 2001 as compared to 2000. During the year ended December 31, 2001, the Corporation recognized an impairment write-down of $325,000 on a customer list purchased by First Busey Securities, Inc. Revenues generated from this customer list were lower than originally projected. During the year ended December 31, 2000, the Corporation recognized an impairment write-down of $600,000 on the core deposit intangible associated with the acquisition of Busey Bank Florida (formerly First Federal and Busey Bank fsb).

         Remaining other expenses increased $1,435,000 or 19.4% to $8,820,000 during the year ended December 31, 2002, as compared to the year ended December 31, 2001. Of this increase, $1,036,000 is related to increase in expenses associated with other real estate owned. On June 28, 2002 Busey Bank became mortgagee in possession of a hotel property in McLean County. Busey Bank will remain mortgagee in possession of this property pending completion of foreclosure proceedings which are expected to be completed during the second quarter of 2003. The other expense line includes $700,000 in fair market valuation adjustments on the carrying value of this property and a net OREO expense of $282,000 associated with operating this property during 2002. Busey Bank operates this hotel through an operating agreement with its fully-owned subsidiary BAT, Inc.

INCOME TAXES

         Income tax expense in 2002 was $8,173,000 as compared to $8,363,000 in 2001 and $7,237,000 in 2000. The provision for income taxes as a percent of income before income taxes was 31.3%, 34.8%, and 34.0%, for 2002, 2001, and 2000, respectively. The provision for income taxes as a percentage of income before income taxes decreased due to the increase in income from bank owned life insurance, which is not taxable to the Corporation, and to the reduction in nondeductible amortization expense.

BALANCE SHEET-DECEMBER 31, 2002 AND DECEMBER 31, 2001

         Total assets on December 31, 2002, were $1,435,578,000, an increase of 10.4% from $1,300,689,000 on December 31, 2001. Total loans, net of unearned interest, increased 12.6% to $1,101,043,000 on December 31, 2002, as compared to $978,106,000 on December 31, 2001. Total deposits increased 9.7% to $1,213,605,000 on December 31, 2002 as compared to $1,105,999,000 on December
31, 2001. Non-interest bearing deposits increased $12,420,000 or 9.0% during 2002. Interest-bearing deposits increased $95,186,000 or 9.8% during 2002.

         Total stockholders' equity increased 8.9% to $115,163,000 on December 31, 2002, as compared to $105,790,000 on December 31, 2001. Growth in equity is due primarily to $9,778,000 earnings retained in the Corporation combined with a net increase of $2,148,000 in unrealized gains on available for sale securities and a $2,411,000 increase in Treasury stock. Treasury shares will be reissued in future years as participants exercise outstanding options under the Corporation's stock option plan which is discussed in Note 16 to the Corporation's consolidated financial statements.

A.   EARNING ASSETS

         The average interest-earning assets of the Corporation were 93.4%, 94.0%, and 93.6%, of average total assets for the years ended December 31, 2002, 2001, and 2000, respectively.

B.   INVESTMENT SECURITIES

         The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 2002, the fair value of these securities was $233,830,000 and the amortized cost was $216,801,000. There were $17,040,000 of gross unrealized gains and $11,000 of gross unrealized losses for a net unrealized gain of $17,029,000. The after-tax effect ($10,276,000) of this unrealized gain has been included in stockholders' equity. The increase in market value for the debt securities in this classification was a result of declining interest rates. The fair value increase in the equity securities was primarily due to a $1,831,000 increase in the value of 92,280 shares of SLM Corporation common stock owned by the Corporation as of year end.

The composition of securities available for sale is as follows:

                                                                           As of December 31,
                                               ---------------------------------------------------------------------------
                                                  2002            2001             2000            1999           1998
                                               ---------------------------------------------------------------------------
                                                                        (dollars in thousands)
U.S. Treasuries and Agencies                   $  158,324     $    143,490     $    162,886     $   164,565     $  159,261
Equity securities                                  20,326           18,058           15,479          13,079         12,550
States and political subdivisions                  51,434           43,767           43,197          41,554         37,398
Other                                               3,746            5,554            7,035           5,848          8,782
                                               ---------------------------------------------------------------------------
Fair value of securities available for sale    $  233,830     $    210,869     $    228,597     $   225,046     $  217,991
                                               ===========================================================================
Amortized cost                                 $  216,801     $    197,398     $    218,790     $   221,601     $  207,531
                                               ===========================================================================
Fair value as a percentage of amortized
  cost                                             107.85%          106.82%          104.48%         101.55%        105.04%
                                               ===========================================================================

         The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2002, are:

                                         Due in 1 year or     Due after 1 year     Due after 5 years        Due after
                                               less            through 5 years      through 10 years        10 years
                                         --------------------------------------------------------------------------------
                                                 Weighted              Weighted             Weighted             Weighted
                                         Fair     Average      Fair     Average    Fair      Average     Fair     Average
Investment Securities(1)                 Value     Yield       Value     Yield     Value      Yield      Value     Yield
                                         --------------------------------------------------------------------------------
                                                                     (dollars in thousands)
U.S. Treasuries and Agencies             $ 83,242    4.09%    $ 74,969     3.47%   $    113     5.28%    $     -     0.00%
States and political subdivisions(2)        5,563    5.88%      17,311     6.49%     25,997     6.82%      2,563     7.11%
Other                                         103    5.57%       1,998     6.19%        270     6.24%      1,375     9.72%
                                         --------------------------------------------------------------------------------
Total                                    $ 88,908    4.20%    $ 94,278     4.08%   $ 26,380     6.81%    $ 3,938     8.02%
                                         ================================================================================

(1)  Excludes equity securities and mortgage backed securities.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2002)

         The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities decreased to 67.7% at December 31, 2002, from 68.0% at December 31, 2001, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities increased to 22.0% at December 31, 2002, from 20.8% at December 31, 2001.

LOAN PORTFOLIO

         Loans, including loans held for sale, before allowance for loan losses, increased 12.6% to $1,101,043,000 in 2002 from $978,106,000 in 2001. Non-farm non-residential real estate mortgage loans increased $20,221,000, or 8.0%, to $274,153,000 in 2002 from $253,932,000 in 2001. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1 to 4 family residential real estate mortgage loans (not held for sale) increased $20,158,000, or 5.8%, to $369,428,000 in 2002 from $349,270,000 in 2001. In
2002's low interest rate environment, the Corporation experienced significant refinance activity. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $235,545,000 as of December 31, 2002.

         The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $331,712,000 and $308,197,000 as of December 31, 2002 and 2001, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The composition of loans is as follows:

                                                                    As of December 31,
                                        -----------------------------------------------------------------------
                                            2002           2001          2000           1999            1998
                                        -----------------------------------------------------------------------
                                                                (dollars in thousands)
Commercial and financial                $    118,004    $   121,694   $   124,052   $    119,800     $   80,958
Agricultural                                  22,034         21,022        20,844         20,126         19,072
Real estate-farmland                          13,421         14,414        15,411         15,841         14,184
Real estate-construction                     129,872         83,701        75,672         52,479         44,713
Real estate-mortgage                         761,901        679,351       697,410        622,075        467,435
Installment loans to individuals              55,811         57,924        50,980         56,363         35,919
                                        -----------------------------------------------------------------------
Loans                                   $  1,101,043    $   978,106   $   984,369   $    886,684     $  662,281
                                        =======================================================================

         The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2002:

                                                       1 Year or
                                                          Less        1 to 5 Years    Over 5 Years        Total
                                                     --------------------------------------------------------------
                                                                          (dollars in thousands)
Commercial, financial and agricultural               $      83,033    $     35,926    $      21,079    $    140,038
Real estate-construction                                    78,726          44,276            6,870         129,872
                                                     --------------------------------------------------------------
Total                                                $     161,759    $     80,202    $      27,949    $    269,910
                                                     ==============================================================

Interest rate sensitivity of selected loans
Fixed rate                                           $      45,777    $     21,106    $       3,385    $     70,268
Adjustable rate                                            115,982          59,096           24,564         199,642
                                                     --------------------------------------------------------------
Total                                                $     161,759    $     80,202    $      27,949    $    269,910
                                                     ==============================================================

ALLOWANCE FOR LOAN LOSSES

The following table shows activity affecting the allowance for loan losses:

                                                                      Years ended December 31
                                              ------------------------------------------------------------------------
                                                   2002          2001           2000           1999          1998
                                              ------------------------------------------------------------------------
                                                                      (dollars in thousands)
Average loans outstanding during period       $  1,015,073   $    961,779    $   937,239    $   731,491   $    621,475
                                              ========================================================================
Allowance for loan losses:
   Balance at beginning of period             $     13,688   $     12,268    $    10,403    $     7,101   $      6,860
                                              ------------------------------------------------------------------------

Loans charged-off:
   Commercial, financial and agricultural     $        775   $        103    $        70    $        40   $         62
   Real estate-construction                             76              -              -              -              -
   Real estate-mortgage                                659            408            290            145            282
   Installment loans to individuals                    319            265            414            366            260
                                              ------------------------------------------------------------------------
Total charge-offs                             $      1,829   $        776    $       774    $       551   $        604
                                              ------------------------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural     $        349   $         15    $        22    $        16   $         12
   Real estate-construction                              -              -              -              -              -
   Real estate-mortgage                                 26             42              4             67             49
   Installment loans to individuals                    101            119             98             99             84
                                              ------------------------------------------------------------------------
Total recoveries                              $        476   $        176    $       124    $       182   $        145
                                              ------------------------------------------------------------------------
Net loans charged-off                         $      1,353   $        600    $       650    $       369   $        459
                                              ------------------------------------------------------------------------
Provision for loan losses                     $      3,125   $      2,020    $     2,515    $     2,570   $        700
                                              ------------------------------------------------------------------------
Net additions due to acquisition                         -              -              -          1,101              -
                                              ------------------------------------------------------------------------
Balance at end of period                      $     15,460   $     13,688    $    12,268    $    10,403   $      7,101
                                              ========================================================================
Ratios:
   Net charge-offs to average loans                   0.13%          0.06%          0.07%          0.05%          0.07%
                                              ========================================================================
   Allowance for loan losses to total loans
      at period end                                   1.40%          1.40%          1.25%          1.17%          1.07%
                                              ========================================================================

         The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                                 ---------------------------------------------------------------------------------------
                                       2002             2001              2000              1999              1998
                                 ---------------------------------------------------------------------------------------
                                            % of             % of               % of              % of              % of
                                           Total            Total              Total             Total             Total
                                 Amount    Loans   Amount   Loans    Amount    Loans    Amount   Loans   Amount    Loans
                                 ---------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
Commercial, financial,
  agricultural and real
  estate-farmland                $  2,143   13.9%  $ 1,880   16.1%   $  1,854   16.3%   $ 3,391   17.6%  $ 1,757    17.2%
Real estate-construction                -   11.8%        -    8.6%          -    7.7%         -    5.9%        -     6.8%
Real estate-mortgage               12,451   69.2%   10,880   69.4%      9,051   70.8%     5,708   70.1%    4,380    70.6%
Installment loans to
  individuals                         779    5.1%      811    5.9%        708    5.2%     1,293    6.4%      964     5.4%
Unallocated                            87    N/A       117    N/A         655    N/A         11    N/A         -     N/A
                                 ---------------------------------------------------------------------------------------
Total                            $ 15,460  100.0%  $13,688  100.0%   $ 12,268  100.0%   $10,403  100.0%  $ 7,101   100.0%
                                 =======================================================================================

         This table indicates growth in the allowance for loan losses for real estate mortgages as of December 31, 2002 as compared to December 31, 2001. The increase in the allowance allocated to real estate mortgages is due primarily to growth in the outstanding balances of these loan categories.

NON-PERFORMING LOANS

         It is management's policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                                       Years ended December 31,
                                                    ---------------------------------------------------------------
                                                       2002         2001          2000          1999        1998
                                                    ---------------------------------------------------------------
                                                                        (dollars in thousands)
Non-accrual loans                                   $    1,265   $    1,265       $     767  $    1,220   $     526
Loans 90 days past due and still accruing                  963          959           4,667         897       1,052
Restructured loans                                           -            -               -           -           -
                                                    ---------------------------------------------------------------
Total non-performing loans                          $    2,228   $    2,224       $   5,434  $    2,117   $   1,578
                                                    ---------------------------------------------------------------
Repossessed assets                                  $    5,724   $       30       $     230  $      459   $     320
Other assets acquired in satisfaction of debts
   previously contracted                                     1            1              11           5          14
                                                    ---------------------------------------------------------------
Total non-performing other assets                   $    5,725   $       31       $     241  $      464   $     334
                                                    ---------------------------------------------------------------
Total non-performing loans and non-
   performing other assets                          $    7,953   $    2,255       $   5,675  $    2,581   $   1,912
                                                    ===============================================================
Non-performing loans to loans, before
   allowance for loan losses                              0.20%        0.23%           0.55%       0.24%       0.24%
                                                    ===============================================================
Non-performing loans and non-performing
   other assets to loans, before allowance for
   loan losses                                            0.72%        0.23%           0.58%       0.29%       0.29%
                                                    ===============================================================

         The ratio of non-performing loans and non-performing other assets to loans, before allowance to loan losses, increased from 0.23% as of December 31, 2001, to 0.72% as of December 31, 2002 due primarily to the addition of one large commercial credit in the hotel industry. Busey Bank became mortgagee in possession on June 28, 2002, and will remain so pending completion of foreclosure proceedings which are expected to be completed during the second quarter of 2003. After recording the costs to complete the renovation of the hotel and recording a $700,000 reduction in its carrying value, the balance associated with this property in repossessed assets is $4.3 million as of December 31, 2002.

         A loan is considered to be impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. For the years ended December 31, 2002, 2001, and 2000, $14,000, $9,000 and $0 were recognized from impaired loans, respectively.

         The gross interest income that would have been recorded in the years ended December 31, 2002, 2001 and 2000 if the non-accrual and restructured loans had been current in accordance with their original terms was $211,000, $84,000, and $41,000, respectively. The amount of interest collected on those loans that was included in interest income was $0 for the year ended December 31, 2002, $17,000 for the year ended December 31, 2001, and $2,000 for the year ended December 31, 2000.

POTENTIAL PROBLEM LOANS

         Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $1,053,000 at December 31, 2002. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

OTHER INTEREST-BEARING ASSETS

         There are no other interest-bearing assets which are categorized as impaired.

DEPOSITS

         As indicated in the following table, average interest-bearing deposits as a percentage of average total deposits decreased to 88.4% for the year ended December 31, 2002, from 89.3% for the year ended December 31, 2001, which was a decrease from 89.6% for the year ended December 31, 2000.

                                                                    December 31,
                          ---------------------------------------------------------------------------------------------------
                                       2002                              2001                             2000
                          ---------------------------------------------------------------------------------------------------
                                                               (dollars in thousands)
                            Average              Average    Average                Average     Average               Average
                            Balance     % Total    Rate     Balance       % Total    Rate      Balance      % Total    Rate
                          ---------------------------------------------------------------------------------------------------
Non-interest bearing
   demand deposits        $    129,766     11.6%       -%   $    119,274    10.7%        -%  $    107,882     10.4%         -%
Interest bearing demand
   deposits                     11,477      1.0%    1.15%         34,199     3.1%     2.15%        28,976      2.8%      2.86%
Savings/Money Market           507,931     45.3%    1.19%        449,874    40.5%     2.59%       411,262     39.6%      3.37%
Time deposits                  472,000     42.1%    3.90%        508,400    45.7%     5.55%       489,779     47.2%      5.63%
                          ---------------------------------------------------------------------------------------------------
Total                     $  1,121,174    100.0%    2.19%   $  1,111,747   100.0%     3.65%  $  1,037,899    100.0%      4.07%
                          ===================================================================================================

         Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2002, had the following maturities (dollars in thousands):

Under 3 months                $   48,857
3 to 6 months                     17,652
6 to 12 months                    12,841
Over 12 months                    30,808
                              ----------
Total                         $  110,158
                              ==========

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

                                                                Federal funds purchased and
                                                            securities sold under agreements to          Other short-term
                                                                         repurchase                         borrowings
                                                            ---------------------------------------------------------------
                                                                                 (dollars in thousands)
2002
Balance, December 31, 2002                                              $       2,467                    $          -
Weighted average interest rate at end of period                                  5.68%                           0.00%
Maximum outstanding at any month end                                    $      26,739                    $      2,000
Average daily balance                                                   $       7,955                    $        462
Weighted average interest rate during period(1)                                  4.69%                           4.55%

2001
Balance, December 31, 2001                                              $       9,767                    $      2,000
Weighted average interest rate at end of period                                  5.68%                           6.73%
Maximum outstanding at any month end                                    $      18,126                    $     30,000
Average daily balance                                                   $      15,692                    $     14,985
Weighted average interest rate during period(1)                                  6.25%                           7.39%

2000
Balance, December 31, 2000                                              $      18,890                    $     30,000
Weighted average interest rate at end of period                                  5.68%                           8.29%
Maximum outstanding at any month end                                    $      24,064                    $     82,120
Average daily balance                                                   $      29,504                    $     44,961
Weighted average interest rate during period(1)                                  5.94%                           7.76%

(1)The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

LIQUIDITY

         Liquidity management is the process by which the Corporation ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to shareholders, and paying operating expenses.

         The Corporation's most liquid assets are Cash and due from banks, Interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Corporation's operating, investing, lending, and financing activities during any given period.

         Average liquid assets are summarized in the table below:

                                                                     Years Ended December 31,
                                                      2002                   2001                   2000
                                               --------------------------------------------------------------
                                                                     (dollars in thousands)
Cash and due from banks                        $          33,633     $       31,690            $       28,772
Interest-bearing bank deposits                             1,039             13,721                     8,714
Federal funds sold                                        16,633             30,142                    10,310
                                               --------------------------------------------------------------
Total                                          $          51,305     $       75,553            $       47,796
                                               ==============================================================
Percent of average total assets                              3.8%               5.8%                      3.8%
                                               ==============================================================

         The Corporation's primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment,, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank. The Corporation has not dealt in or used brokered deposits as a source of liquidity. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Banks of Chicago and Atlanta. The Corporation has an operating line with Bank One in the amount of $10,000,000, all of which was available as of December 31, 2002.

         On December 31, 2002, the Corporation held $47,645,000 in liquid assets as compared to $61,580,000 as of December 31, 2001. The reduction in liquid assets is offset by growth in the increase in the balance of U.S. Treasuries and Agency securities available for sale. These investments are highly liquid and provide additional interest income.

         An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During 2002 and 2001 the Corporation realized increased activity in the origination and sale of loans held for sale due to the low interest-rate environment. The Corporation sold $257,220,000 in mortgage loans during 2002 and $260,797,000 during 2001. As of December 31, 2002, the Corporation held $60,761,000 in loans held for sale. Management intends to sell these loans during the first quarter of 2003.

         The Corporation also realized significant growth in loans held for investment during 2002. This loan growth was funded primarily through deposit growth and growth in the outstanding balances of advances from the Federal Home Loan Bank of Chicago. In December, 2002, the Corporation prepaid Federal Home Loan Bank advances totaling $10,000,000 and incurred prepayment penalties totaling $388,000 in order to more closely match the term and cost of funds to the loan growth.

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

         The Corporation's banking subsidiaries routinely inter into commitments to extend credit in the normal course of their business. As of December 31, 2002 and 2001, the Corporation had outstanding loan commitments including lines of credit of $222,407,000 and $226,651,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

         As of December 31, 2002 and 2001 certificates of deposit which are scheduled to mature within one year were $323,580,000 and $332,229,000, respectively.

         The Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuances, and property and equipment leases.

         The following table summarizes significant contractual obligations and other commitments as of December 31, 2002:

                                                                                     Company
                                                                                    Obligated
                                                                                   Mandatorily
                                             Short- and                             Redeemable
                       Certificates of       Long-term                              Preferred
                           Deposit           Borrowing            Leases           Securities            Total
                      ----------------------------------------------------------------------------------------------
                                                       (dollars in thousands)
2003                  $         323,580     $          262     $           761    $             -     $      324,603
2004                             73,793              5,262                 764                  -             79,819
2005                             50,383             13,262                 713                  -             64,358
2006                             22,067             15,262                 702                  -             38,031
2007                             44,768             12,237                 642                  -             57,647
Thereafter                          119             25,474                 868             25,000             51,461
                      ----------------------------------------------------------------------------------------------
Total                 $         514,710     $       71,759     $         4,450    $        25,000     $      615,919
                      ==============================================================================================

Commitments to extend credit                                                                          $      222,407
                                                                                                      ==============

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 2002:

                                                                     Rate Sensitive Within
                                        -----------------------------------------------------------------------------------
                                                                                    181 Days -
                                          1-30 Days      31-90 Days   91-180 Days    1 Year     Over 1 Year       Total
                                       ------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Interest-bearing deposits               $         110    $        -   $         -   $      -    $         -      $      110
Federal funds sold                                  -             -             -          -              -               -
Investment securities
     U.S. Treasuries and Agencies               9,002        16,076        21,399     36,766         75,081         158,324
     States and political
     subdivisions                               2,986           992           645      3,746         43,065          51,434
     Other securities                          10,741             -             -        104         13,226          24,071
Loans (net of unearned interest)              467,919        69,704        97,964    109,540        355,916       1,101,043
                                        -----------------------------------------------------------------------------------
     Total rate-sensitive assets        $  490,758       $   86,772   $   120,008   $150,156    $   487,288      $1,334,982
                                        -----------------------------------------------------------------------------------

Interest bearing transaction
deposits                                $      42,894    $        -   $         -   $      -    $         -      $   42,894
Savings deposits                               98,274             -             -          -              -          98,274
Money market deposits                         406,622             -             -          -              -         406,622
Time deposits                                  71,515        64,043        86,263    105,698        187,191         514,710
Fed funds purchased and repurchase
  agreements                                    2,467             -            -           -              -           2,467
Long-term debt                                  1,759             -         1,500          -         68,500          71,759
Company obligated mandatorily                                                   -
  redeemable preferred securities                   -             -             -          -         25,000          25,000
                                        -----------------------------------------------------------------------------------
     Total rate-sensitive
     liabilities                        $     623,531    $   64,043   $    87,763   $105,698    $   280,691      $1,161,726
                                        -----------------------------------------------------------------------------------
Rate-sensitive assets less
  rate-sensitive liabilities            $    (132,773)   $   22,729   $    32,245   $ 44,458    $   206,597      $  173,256
                                        -----------------------------------------------------------------------------------
Cumulative Gap                          $    (132,773)   $ (110,044)  $   (77,799)  $(33,341)   $   173,256
                                        ===================================================================
Cumulative amounts as a percentage
   of total rate-sensitive assets               -9.95%        -8.24%        -5.83%     -2.50%         12.98%
                                        ===================================================================
Cumulative Ratio                                 0.79          0.84          0.90       0.96           1.15
                                        ===================================================================

         The forgoing table shows a negative (Liability-sensitive) rate-sensitivity gap of $132.8 million in the 1-30 day repricing category as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time period beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure as of December 31, 2002, will benefit the Corporation more if interest rates decrease during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than the rates on rate-sensitive assets. After one year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets subject to repricing would exceed the volume of rate-sensitive liabilities subject to repricing.

         The funds management policies of Busey Bank and Busey Bank Florida require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of December 31, 2002, the banks and the Corporation, on a consolidated basis, are within those guidelines.

CAPITAL RESOURCES

         Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 2001, the Corporation earned $17,904,000 and paid dividends of $8,126,000 to stockholders, resulting in a retention of current earnings of $9,778,000.

         The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2002, the Corporation had a total capital to total risk-weighted asset ratio of 13.31%, a Tier 1 capital to risk-weighted asset ratio of 11.58% and a Tier 1 leverage ratio of 8.66%; the Corporation's bank subsidiary, Busey Bank, had ratios of 11.13%, 9.44%, and 7.03%, respectively; the Corporation's thrift subsidiary, Busey Bank Florida, had ratios of 25.47%, 24.34%, and 16.50%, respectively. As these ratios indicate, the Corporation and its bank subsidiaries exceed the regulatory capital guidelines.

REGULATORY CONSIDERATIONS

         It is management's belief that there are no current recommendations by the regulatory authorities which if implemented, would have a material effect on the Corporation's liquidity, capital resources, or operations.

NEW ACCOUNTING PRONOUNCEMENTS

         Information relating to new accounting pronouncements appears in Note 1 in the Notes to the consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

         Critical accounting estimates are those that are critical to the portrayal and understanding of the Corporation's financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex. These estimates involve judgments, estimates and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

         First Busey's significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the vairability of the estimates is not material. However, the following policies could be deemed critical.

ALLOWANCE FOR LOAN LOSSES

         First Busey Corporation has established an allowance for loan losses which represents the corporation's estimate of the probable losses that have occurred as of the date of the financial statements.

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

         There is no precise method of predicting specific loan losses or amounts which ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and their effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all impaired (loans are considered to be impaired when based on current information and events, it is probable the Corporation will not be able to collect all amounts due); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.

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

REVENUE RECOGNITION

         Income on interest-earning assets is accrued based on the effective yield of the underlying financial instruments. A loan is considered to be impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal.

         Income recognized on service charges, trust fees, commissions, and loan gains is recognized based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Income from the servicing of sold loans is recognized based on estimated asset valuations and transactions volumes. While these estimates and assumptions may be considered complex, First Busey has implemented controls and processes to ensure the accuracy of these accruals.

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

         The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

                                                                 Years Ended December 31,
                                 -------------------------------------------------------------------------------------------------
                                               2002                             2001                            2000
                                 -------------------------------------------------------------------------------------------------
                                  Average     Income/  Yield/     Average     Income/   Yield/       Average     Income/Ex  Yield/
                                  Balance     Expense   Rate      Balance     Expense    Rate        Balance       pense     Rate
                                 -------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Assets
Interest-bearing bank deposits   $    1,039   $    12    1.15%   $   13,721   $   513     3.74%    $    8,714    $     228    2.62%

Federal funds sold                   16,633       260    1.56%       30,142     1,179     3.91%        10,310          627    6.08%

Investment securities:
      U.S. Treasuries and
        Agencies                    149,670     6,387    4.27%      159,969     8,726     5.45%       162,526        9,434    5.80%
      Obligations of states and
      political subdivisions(1)      46,577     3,140    6.74%       43,896     3,169     7.22%        40,833        3,129    7.66%
      Other securities               24,201       800    3.31%       23,382       889     3.80%        19,623          995    5.07%
Loans (net of unearned
discount)(1,2)                    1,015,073    66,794    6.58%      961,779    76,842     7.99%       937,239       80,146    8.55%
                                 -------------------------------------------------------------------------------------------------
Total interest-earning
      assets(1)                  $1,253,193   $77,393    6.18%   $1,232,889   $91,318     7.41%    $1,179,245    $  94,559    8.02%
                                 =================================================================================================

Cash and due from banks              33,633                          31,690                            28,772
Premises and equipment               28,375                          30,283                            30,399
Allowance for loan losses           (14,001)                        (12,774)                          (11,077)
Other assets                         40,209                          30,173                            32,777
                                 ----------                      ----------                        ----------
Total assets                     $1,341,409                      $1,312,261                        $1,260,116
                                 ==========                      ==========                        ==========

Liabilities and Stockholders'
  Equity
Interest bearing transaction
  deposits                       $   11,477   $   132    1.15%   $   34,199   $   734     2.15%    $   28,976    $     830    2.86%
Savings deposits                     96,495     1,059    1.10%       90,544     2,059     2.27%        91,750        2,794    3.05%
Money market deposits               411,436     4,997    1.21%      359,330     9,614     2.68%       319,512       11,073    3.47%
Time deposits                       472,000    18,410    3.90%      508,400    28,207     5.55%       489,779       27,589    5.63%
Short-term borrowings:
      Federal funds purchased
        and repurchase
        agreements                    7,955       373    4.69%       15,692       981     6.25%        29,504        1,752    5.94%
      Other                             462        21    4.55%       14,985     1,108     7.39%        44,961        3,491    7.76%
Long-term debt                       66,762     3,252    4.87%       47,703     2,532     5.31%        53,240        2,947    5.54%
Company obligated mandatorily
   redeemable preferred
     securities                      25,000     2,250    9.00%       13,333     1,200     9.00%             -            -
                                 -------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                    $1,091,587   $30,494    2.79%   $1,084,186   $46,435     4.28%    $ ,057,722    $  50,476    4.77%
                                 =================================================================================================
                                                         3.39%                            3.13%                       3.25%
                                                         ====                             ====                   =========

Demand deposits                     129,766                         119,274                           107,882
Other liabilities                    10,286                           9,746                             9,628
Stockholders' equity                109,770                          99,055                            84,884
                                 ----------                      ----------                        ----------
Total liabilities and
      stockholders' equity       $1,341,409                      $1,312,261                        $1,260,116
                                 ==========                      ==========                        ==========

Interest income/earning
   assets(1)                     $1,253,193   $77,393    6.18%  $1,232,889    $91,318     7.41%    $1,179,245    $  94,559    8.02%
Interest expense/earning
   assets                        $1,253,193   $30,494    2.44%  $1,232,889    $46,435     3.77%    $1,179,245    $  50,476    4.28%
                                 -------------------------------------------------------------------------------------------------
Net interest margin(1)                        46,899     3.74%                $44,883     3.64%                  $  44,083    3.74%
                                              ===============                 ================                   =================

(1) On a tax equivalent basis, assuming a federal income tax rate of 35%

(2) Non-accrual loans have been included in average loans, net of unearned discount

Changes In Net Interest Income

                                                             Years Ended December 31, 2002, 2001, and 2000
                                             -------------------------------------------------------------------------------
                                                Year 2002 vs. 2001 Change due to(1)      Year 2001 vs. 2000 Change due to(1)
                                             -------------------------------------------------------------------------------
                                              Average      Average       Total         Average      Average        Total
                                              Volume      Yield/Rate     Change         Volume     Yield/Rate     Change
                                             -------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Increase (decrease) in interest income:
   Interest-bearing bank deposits            $    (285)   $      (216)  $   (501)      $   163     $      122     $   285
   Federal funds sold                             (393)          (526)      (919)          678           (126)        552
   Investment securities:
      U.S. Treasuries and Agencies                (534)        (1,805)    (2,339)         (147)          (561)       (708)
      States and political subdivisions(2)         345           (374)       (29)          175           (135)         40
      Other securities                              33           (122)       (89)          346           (452)       (106)
   Loans(2)                                      4,601        (14,649)   (10,048)        2,190         (5,494)     (3,304)
                                             ----------------------------------------------------------------------------
Change in interest income(2)                 $   3,767    $   (17,692)  $(13,925)      $ 3,405     $   (6,646)    $(3,241)
                                             ============================================================================

Increase (decrease) in interest expense:
   Interest bearing transaction deposits     $    (354)   $      (248)  $   (602)      $   245     $     (341)    $   (96)
   Savings deposits                                145         (1,145)    (1,000)          (36)          (699)       (735)
   Money market deposits                         1,669         (6,286)    (4,617)        1,759         (3,218)     (1,459)
   Time deposits                                (1,903)        (7,894)    (9,797)        1,023           (405)        618
   Federal funds purchased and repurchase
      agreements                                  (403)          (205)      (608)         (869)            98        (771)
   Other                                          (779)          (308)    (1,087)       (2,223)          (160)     (2,383)
   Long-term debt                                  907           (187)       720          (742)           327       (415)
   Company obligated mandatorily
      redeemable preferred securities            1,050              -      1,050         1,200              -       1,200
                                             ----------------------------------------------------------------------------
Change in interest expense                   $     332    $   (16,273)  $(15,941)      $   357     $   (4,398)    $(4,041)
                                             ----------------------------------------------------------------------------
Increase (decrease) in net interest
   income(2)                                 $   3,435    $    (1,419)  $  2,016       $ 3,048     $   (2,248)    $   800
                                             ============================================================================

Percentage increase in net interest income
   over prior period                                                         4.5%                                     1.8%
                                                                         =======                                  =======

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

         These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of the Corporation to successfully complete acquisitions, the continued growth in the geographic area in which the banking subsidiaries operate, and the retention of individuals who currently are very important in the management structure of the Corporation.

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

         The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policy established by the asset liability committees and approved by the Corporation's Board of Directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 24.

         The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, -125 basis points and + 200 basis points. Management measure such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability balances remain constant at December 31, 2002 balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a rising and declining rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates at December 31, 2002, was as follows:

                                                                                     Basis Point Changes
                                                                        -----------------------------------------------
                                                                          -125       -100        +100         +200
                                                                        -----------------------------------------------
Percentage change in net interest income due to an immediate change
in interest over a one-year period                                      (1.90%)     (0.47%)      2.86%        4.83%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are presented beginning on page 37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 4-6 of the 2003 Proxy Statement.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated by reference is the information set forth on pages 10-12 of the 2003 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference is the information set forth on pages 8-10 of the 2003 Proxy Statement.

         The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

                                           (a)                         (b)                          (c)
-------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                                                                          remaining available for
                                                                                           future issuance under
                                Number of securities to be   Weighted-average exercise      equity compensation
                                 issued upon exercise of        price of outstanding          plans (excluding
                                   outstanding options         options, warrants and       securities reflected in
Plan Category                      warrants and rights                 rights                    column (a))
------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by stockholders                 587,942                   $        18.54                   481,450

Equity compensation plans
not approved by stockholders
                                               -                                -                         -
                               ----------------------------------------------------------------------------
Total                                    587,942                   $        18.54                   481,450
                               ============================================================================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Incorporated by reference is the information set forth on pages 13-14 of the 2003 Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of
1934). Based on their evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Commission rules and forms.

         In addition, since their evaluation, there have been no significant changes to the Corporation's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit                                                                                 Sequentially
Number                             Description of Exhibit                               Numbered Page
-------------  ------------------------------------------------------------------       -------------
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

10.10          First Busey Corporation Deferred Compensation Plan for Executives             83

21.1           List of Subsidiaries of First Busey Corporation                               93

23.1           Consent of Independent Public Accountants                                     94

99.1           Certification of First Busey Corporation's Chief Executive Officer            95

99.2           Certification of First Busey Corporation's Chief Financial Officer            96

FINANCIAL STATEMENT SCHEDULES

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.

FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                         Page
                                                         ----
Independent Auditor's Report                              39
Consolidated Balance Sheets                               40
Consolidated Statements of Income                         41
Consolidated Statements of Stockholders' Equity           42
Consolidated Statements of Cash Flows                     45
Notes to Consolidated Financial Statements                48
Management Report                                         81
Independent Accountant's Report                           82

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 19, 2002.

                                               FIRST BUSEY CORPORATION
                                               BY //DOUGLAS C. MILLS//
                                                  --------------------
                                               Douglas C. Mills
                                               Chairman of the Board, President,
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2002.

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

          //T.O. DAWSON//                          Director
          ---------------
          T. O. Dawson

          //VICTOR F. FELDMAN//                    Director
          ---------------------
          Victor F. Feldman

          //KENNETH M. HENDREN//                   Director
          ----------------------
          Kenneth M. Hendren

          //E. PHILLIPS KNOX//                     Director
          --------------------
          E. Phillips Knox

          //BARBARA J. KUHL//                      Director
          -------------------
          Barbara J. Kuhl

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

          //DAVID C. THIES//                       Director
          ------------------
          David C. Thies

          //ARTHUR R. WYATT//                      Director
          -------------------
          Arthur R. Wyatt

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Douglas C. Mills, Chairman of the Board and Chief Executive Officer of First Busey Corporation, certify that:

1)       I have reviewed this annual report on Form 10-K of First Busey
         Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                               //Douglas C. Mills//
                                               --------------------

                                               Douglas C. Mills
                                               Chairman of the Board and Chief
                                               Executive Officer

         Date: March 19, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Barbara J. Jones, Chief Financial Officer of First Busey Corporation, certify that:

1)       I have reviewed this annual report on Form 10-K of First Busey
         Corporation;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                               // Barbara J. Jones//
                                               ---------------------

                                               Barbara J. Jones
                                               Chief Financial Officer

         Date: March 19, 2003

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                                    CONTENTS

-------------------------------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                                        39
-------------------------------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheets                                                                     40

    Consolidated statements of income                                                               41

    Consolidated statements of stockholders' equity                                            42 - 44

    Consolidated statements of cash flows                                                      45 - 47

    Notes to consolidated financial statements                                                 48 - 80

-------------------------------------------------------------------------------------------------------

INTERNAL CONTROL REPORTS

    Management Report - Effectiveness of the Internal Control                                       81

    Independent Accountant's Report                                                                 82

-------------------------------------------------------------------------------------------------------

[MCGLADREY & PULLEN LOGO]
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
FIRST BUSEY CORPORATION
URBANA, ILLINOIS

We have audited the accompanying consolidated balance sheets of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ McGladrey & Pullen, LLP

Champaign, Illinois
February 7, 2003

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                                     2002                2001
------------------------------------------------------------------------------------------------------------------
                                                                                     (Dollars in thousands)
ASSETS
Cash and due from banks                                                          $      47,645       $     41,580
Federal funds sold                                                                           -             20,000
Securities available for sale                                                          233,830            210,869
Loans held for sale (fair value 2002 $61,685; 2001 $22,069)                             60,761             21,884
Loans (net of allowance for loan losses 2002 $15,460; 2001 $13,688)                  1,024,822            942,534
Premises and equipment                                                                  27,359             29,081
Goodwill                                                                                 7,380              7,380
Other intangible assets                                                                  2,464              3,124
Cash surrender value of bank owned life insurance                                       11,109             10,111
Other assets                                                                            20,208             14,126
                                                                                ----------------------------------
         TOTAL ASSETS                                                            $   1,435,578       $  1,300,689
                                                                                ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits:
       Noninterest bearing                                                       $     151,105       $    138,685
       Interest bearing                                                              1,062,500            967,314
                                                                                ----------------------------------
         TOTAL DEPOSITS                                                              1,213,605          1,105,999
   Securities sold under agreements to repurchase                                        2,467              9,767
   Short-term borrowings                                                                     -              2,000
   Long-term debt                                                                       71,759             47,021
   Company obligated mandatorily redeemable preferred securities                        25,000             25,000
   Other liabilities                                                                     7,584              5,112
                                                                                ----------------------------------
         TOTAL LIABILITIES                                                           1,320,415          1,194,899
                                                                                ----------------------------------

Stockholders' Equity
   Preferred stock, no par value, 1,000,000 shares authorized, no
      shares issued                                                                          -                  -
   Common stock, no par value, authorized 40,000,000 shares;
      14,154,706 shares issued                                                           6,291              6,291
   Surplus                                                                              20,862             21,170
   Retained earnings                                                                    91,639             81,861
   Accumulated other comprehensive income                                               10,276              8,128
                                                                                ----------------------------------
         TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK,
            UNEARNED ESOP SHARES AND DEFERRED COMPENSATION
            FOR RESTRICTED STOCK AWARDS                                                129,068            117,450
   Treasury stock, at cost, 586,486 shares 2002; 477,018 shares 2001                   (12,050)            (9,639)
   Unearned ESOP shares and deferred compensation for restricted
      stock awards                                                                      (1,855)            (2,021)
                                                                                ----------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                    115,163            105,790
                                                                                ----------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   1,435,578       $  1,300,689
                                                                                ==================================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                   2002                 2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in thousands, except per share amounts)
Interest income:
   Loans                                                                        $  66,586            $  76,618           $  79,924
   Securities
      Taxable interest income                                                       7,094               10,011              10,531
      Nontaxable interest income                                                    2,041                2,060               2,034
      Dividends                                                                       104                  117                 126
   Federal funds sold                                                                 260                1,179                 627
                                                                                ---------------------------------------------------
         TOTAL INTEREST INCOME                                                     76,085               89,985              93,242
                                                                                ---------------------------------------------------
Interest expense:
   Deposits                                                                        24,598               40,614              42,286
   Short-term borrowings                                                              394                2,089               5,243
   Long-term debt                                                                   3,252                2,532               2,947
   Company obligated mandatorily redeemable
      preferred securities                                                          2,250                1,200                   -
                                                                                ---------------------------------------------------
         TOTAL INTEREST EXPENSE                                                    30,494               46,435              50,476
                                                                                ---------------------------------------------------
         NET INTEREST INCOME                                                       45,591               43,550              42,766
Provision for loan losses                                                           3,125                2,020               2,515
                                                                                ---------------------------------------------------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                                        42,466               41,530              40,251
                                                                                ---------------------------------------------------

Other income:
   Service charges on deposit accounts                                              7,054                6,121               5,341
   Trust fees                                                                       4,567                4,607               4,364
   Commissions and brokers' fees, net                                               2,106                2,162               1,901
   Other service charges and fees                                                   1,816                1,667               2,075
   Security gains, net                                                                762                1,285                 737
   Gain on sales of loans                                                           3,995                2,296               1,112
   Net commissions from travel services                                                 -                  864                 922
   Other                                                                            2,237                2,458               1,836
                                                                                ---------------------------------------------------
         TOTAL OTHER INCOME                                                        22,537               21,460              18,288
                                                                                ---------------------------------------------------
Other expenses:
   Salaries and wages                                                              17,431               17,624              16,192
   Employee benefits                                                                3,572                3,442               2,888
   Net occupancy expense of premises                                                3,076                3,110               3,115
   Furniture and equipment expenses                                                 3,469                3,847               3,614
   Data processing                                                                    888                  799               1,142
   Amortization and impairment of intangible assets                                   660                1,751               2,288
   Stationery, supplies and printing                                                1,010                1,016               1,029
   Other                                                                            8,820                7,385               6,981
                                                                                ---------------------------------------------------
         TOTAL OTHER EXPENSES                                                      38,926               38,974              37,249
                                                                                ---------------------------------------------------
         INCOME BEFORE INCOME TAXES                                                26,077               24,016              21,290
Income taxes                                                                        8,173                8,363               7,237
                                                                                ---------------------------------------------------
         NET INCOME                                                             $  17,904            $  15,653           $  14,053
                                                                                ===================================================
Basic earnings per share                                                        $    1.32            $    1.16           $    1.05
                                                                                ===================================================
Diluted earnings per share                                                      $    1.31            $    1.15           $    1.03
                                                                                ===================================================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                                                 Accumulated
                                                                                                                    Other
                                                                    Common                       Retained       Comprehensive
                                                                    Stock          Surplus       Earnings           Income
                                                                   -----------------------------------------------------------
Balance, December 31, 1999                                        $    6,291     $    21,750   $     65,572     $        2,074

Comprehensive Income:
   Net Income                                                              -               -         14,053                  -
   Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale
         arising during the period, net of taxes of $2,811                 -               -              -                  -
      Reclassification adjustment, net of taxes of ($292)                  -               -              -                  -
   Other comprehensive income, net of taxes of $2,519                      -               -              -              3,843
Comprehensive Income                                                       -               -              -                  -

Purchase of 118,479 shares for the treasury                                -               -              -                  -
Issuance of 20,000 shares of treasury stock for
   customer list                                                           -             205              -                  -
Issuance of 10,150 shares of treasury stock for
   bonus compensation program                                              -              83              -                  -
Issuance of 700 shares of treasury stock for
   restricted stock grants                                                 -               6              -                  -
Cash dividends:
   Common stock at $.48 per share                                          -               -         (6,410)                 -
Employee stock ownership plan shares allocated                             -               -              -                  -
Release of restricted stock issued under restricted
   stock award plan                                                        -               -              -                  -
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                        $    6,291     $    22,044   $     73,215     $        5,917
==============================================================================================================================

                                                                                                  Deferred
                                                                                                Compensation
                                                                                   Unearned    for Restricted
                                                                   Treasury          ESOP          Stock
                                                                    Stock           Shares         Awards           Total
                                                                  ------------------------------------------------------------
Balance, December 31, 1999                                        $  (10,773)    $    (2,620)  $        (10)    $       82,284

Comprehensive Income:
   Net Income                                                              -               -              -             14,053
   Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale
         arising during the period, net of taxes of $2,811                 -               -              -              4,288
      Reclassification adjustment, net of taxes of ($292)                  -               -              -               (445)
                                                                                                                --------------
   Other comprehensive income, net of taxes of $2,519                      -               -              -              3,843
Comprehensive Income                                                       -               -              -             17,896
                                                                                                                --------------

Purchase of 118,479 shares for the treasury                           (2,385)              -              -             (2,385)
Issuance of 20,000 shares of treasury stock for
   customer list                                                         195               -              -                400
Issuance of 10,150 shares of treasury stock for
   bonus compensation program                                             98               -              -                181
Issuance of 700 shares of treasury stock for
   restricted stock grants                                                 7               -            (13)                 -
Cash dividends:
   Common stock at $.48 per share                                          -               -              -             (6,410)
Employee stock ownership plan shares allocated                             -             337              -                337
Release of restricted stock issued under restricted
   stock award plan                                                        -               -             22                 22
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                                        $  (12,858)    $    (2,283)  $         (1)    $       92,325
==============================================================================================================================

                                                                     (continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                                 Accumulated
                                                                                                                    Other
                                                                    Common                      Retained        Comprehensive
                                                                    Stock          Surplus      Earnings            Income
                                                                  ------------------------------------------------------------
Balance, December 31, 2000                                        $    6,291     $    22,044   $     73,215     $        5,917

Comprehensive income:
    Net income                                                             -               -         15,653                  -
    Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale
        arising during period, net of tax benefit of $1,963                -               -              -                  -
      Reclassification adjustment, net of taxes of ($510)                  -               -              -                  -
    Other comprehensive income, net of tax of $1,453                       -               -              -              2,211
Comprehensive income                                                       -               -              -                  -

Purchase of 168,734 shares for the treasury                                -               -              -                  -
Issuance of 369,000 shares of treasury stock for
    option exercise and related tax benefit                                -            (872)             -                  -
Issuance of 22,756 shares of treasury stock to
    benefit plans                                                          -              18              -                  -
Issuance of 3,236 shares of treasury stock for
    bonus compensation program                                             -              (3)             -                  -
Issuance of 250 shares of treasury stock for
    restricted stock grants                                                -               1              -                  -
Cash dividends:
    Common stock at $.52 per share                                         -               -         (7,007)                 -
Employee stock ownership plan shares allocated                             -             (18)             -                  -
Release of restricted stock issued under restricted
    stock award plan                                                       -               -              -                  -
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                        $    6,291     $    21,170   $     81,861     $        8,128
==============================================================================================================================

                                                                                                  Deferred
                                                                                                Compensation
                                                                                  Unearned     for Restricted
                                                                   Treasury         ESOP           Stock
                                                                    Stock          Shares          Awards           Total
                                                                  ------------------------------------------------------------
Balance, December 31, 2000                                        $  (12,858)    $    (2,283)  $         (1)    $       92,325

Comprehensive income:
    Net income                                                             -               -              -             15,653
    Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale
        arising during period, net of tax benefit of $1,963                -               -              -              2,986
      Reclassification adjustment, net of taxes of ($510)                  -               -              -               (775)
                                                                                                                --------------
    Other comprehensive income, net of tax of $1,453                       -               -              -              2,211
                                                                                                                --------------
Comprehensive income                                                       -               -              -             17,864
                                                                                                                --------------

Purchase of 168,734 shares for the treasury                           (3,237)              -              -             (3,237)
Issuance of 369,000 shares of treasury stock for
    option exercise and related tax benefit                            5,940               -              -              5,068
Issuance of 22,756 shares of treasury stock to
    benefit plans                                                        444               -              -                462
Issuance of 3,236 shares of treasury stock for
    bonus compensation program                                            68               -              -                 65
Issuance of 250 shares of treasury stock for
    restricted stock grants                                                4               -             (5)                 -
Cash dividends:
    Common stock at $.52 per share                                         -               -              -             (7,007)
Employee stock ownership plan shares allocated                             -             262              -                244
Release of restricted stock issued under restricted
    stock award plan                                                       -               -              6                  6
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                        $   (9,639)    $    (2,021)  $          -     $      105,790
==============================================================================================================================

                                                                     (continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                                                 Accumulated
                                                                                                                    Other
                                                                    Common                       Retained       Comprehensive
                                                                    Stock          Surplus       Earnings           Income
                                                                  ------------------------------------------------------------
Balance, December 31, 2001                                        $    6,291     $    21,170   $     81,861     $        8,128

Comprehensive Income:
   Net Income                                                              -               -         17,904                  -
   Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale
          arising during the period, net of taxes of $1,713                -               -              -                  -
      Reclassification adjustment, net of taxes of ($303)                  -               -              -                  -
   Other comprehensive income, net of tax of $1,410                        -               -              -              2,148
Comprehensive Income                                                       -               -              -                  -

Purchase of 174,768 shares for the treasury                                -               -              -                  -
Issuance of 54,600 shares of treasury stock for
   option exercise and related tax benefit                                 -            (296)             -                  -
Issuance of 750 shares of treasury stock to
   benefit plans                                                           -               1              -                  -
Issuance of 9,950 shares of treasury stock for
   restricted stock grants                                                 -               2              -                  -
Cash dividends:
   Common stock at $.60 per share                                          -               -         (8,126)                 -
Employee stock ownership plan shares allocated                             -             (15)             -                  -
Amortization of restricted stock issued under restricted
 stock award plan                                                          -               -              -                  -
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                                        $    6,291     $    20,862   $     91,639     $       10,276
==============================================================================================================================

                                                                                                  Deferred
                                                                                                Compensation
                                                                                  Unearned     for Restricted
                                                                   Treasury         ESOP           Stock
                                                                    Stock          Shares          Awards           Total
                                                                  ------------------------------------------------------------
Balance, December 31, 2001                                        $   (9,639)    $    (2,021)  $       -        $      105,790

Comprehensive Income:
   Net Income                                                              -               -           -                17,904
   Other comprehensive income, net of tax:
      Unrealized gains on securities available for sale
          arising during the period, net of taxes of $1,713                -               -           -                 2,607
      Reclassification adjustment, net of taxes of ($303)                  -               -           -                  (459)
                                                                                                                --------------
   Other comprehensive income, net of tax of $1,410                        -               -           -                 2,148
                                                                                                                --------------
Comprehensive Income                                                       -               -           -                20,052
                                                                                                                --------------

Purchase of 174,768 shares for the treasury                           (3,792)              -           -                (3,792)
Issuance of 54,600 shares of treasury stock for
   option exercise and related tax benefit                             1,155               -           -                   859
Issuance of 750 shares of treasury stock to
   benefit plans                                                          16               -           -                    17
Issuance of 9,950 shares of treasury stock for
   restricted stock grants                                               210               -        (212)                    -
Cash dividends:
   Common stock at $.60 per share                                          -               -           -                (8,126)
Employee stock ownership plan shares allocated                             -             262           -                   247
Amortization of restricted stock issued under restricted
 stock award plan                                                          -               -         116                   116
------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                                        $  (12,050)    $    (1,759)  $     (96)       $      115,163
==============================================================================================================================

See Accompanying Notes to Consolidated Financial Statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                       2002               2001            2000
------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Cash Flows from Operating Activities
   Net income                                                      $      17,904     $      15,653    $     14,053
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Stock-based compensation                                               116                71             203
      Depreciation and amortization                                        4,202             5,718           6,030
      Provision for loan losses                                            3,125             2,020           2,515
      Non-cash ESOP adjustment                                               (15)              (18)              -
      Provision for deferred income taxes                                 (1,367)             (407)            287
      Stock dividends                                                       (301)             (403)              -
      Accretion of security discounts, net                                  (460)             (819)           (340)
      Gain on sales of securities, net                                      (762)           (1,285)           (737)
      Gain on sales of loans, net                                         (3,995)           (2,296)         (1,112)
      (Gain) loss on sales and dispositions of
         premises and equipment                                              (11)              388              16
      Change in assets and liabilities:
         (Increase) decrease in other assets                                (105)            3,617             (22)
         Increase (decrease) in other liabilities                          2,429            (5,877)            341
                                                                   -----------------------------------------------
            NET CASH PROVIDED BY OPERATING
                ACTIVITIES BEFORE LOAN ORIGINATIONS AND SALES             20,760            16,362          21,234
                                                                   -----------------------------------------------

      Loans originated for sale                                         (292,102)         (274,893)        (64,718)
      Proceeds from sales of loans                                       257,220           260,797          65,828
                                                                   -----------------------------------------------
            NET CASH (USED IN) PROVIDED BY OPERATING
                ACTIVITIES                                               (14,122)            2,266          22,344
                                                                   -----------------------------------------------

Cash Flows from Investing Activities
   Securities available for sale:
      Purchases                                                         (118,028)         (125,173)        (68,198)
      Proceeds from sales                                                 23,358             9,105          18,157
      Proceeds from maturities                                            76,548           139,967          53,929
   Decrease (increase) in federal funds sold                              20,000            14,700         (21,200)
   (Increase) decrease in loans                                          (91,148)           22,025         (98,649)
   Purchases of premises and equipment                                    (1,898)           (2,380)         (6,993)
   Proceeds from sales of premises and equipment                              89               197             732
   Increase in investment in life insurance                                 (343)          (10,000)              -
   Increase in cash surrender value
      of bank owned life insurance                                          (655)             (111)              -
                                                                   -----------------------------------------------
            NET CASH (USED IN) PROVIDED BY INVESTING
                ACTIVITIES                                               (92,077)           48,330        (122,222)
                                                                   -----------------------------------------------

                                                                     (continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                       2002               2001            2000
------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Cash Flows from Financing Activities
   Net increase (decrease) in certificates of deposit              $      64,691     $     (95,849)   $     62,688
   Net increase in demand deposits, money market
      and savings accounts                                                42,915            53,061          58,118
   Net decrease in federal funds
      purchased and securities sold under agreements
      to repurchase                                                       (7,300)           (9,123)         (4,690)
   Proceeds from short-term borrowings                                       500             4,500          55,925
   Principal payments on short-term borrowings                            (2,500)          (32,500)        (71,632)
   Proceeds from long-term debt                                           43,000            18,000          18,000
   Principal payments on long-term debt                                  (18,000)          (25,976)        (20,873)
   Proceeds from issuance of company obligated
       mandatorily redeemable preferred securities                             -            25,000               -
   Cash dividends paid                                                    (8,126)           (7,007)         (6,410)
   Purchase of treasury stock                                             (3,792)           (3,237)         (2,385)
   Proceeds from sales of treasury stock                                     876             5,530               -
                                                                   -----------------------------------------------
         NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                                         112,264           (67,601)         88,741
                                                                   -----------------------------------------------
         Net increase (decrease) in cash
            and due from banks                                             6,065           (17,005)        (11,137)

Cash and due from banks, beginning                                        41,580            58,585          69,722
                                                                   -----------------------------------------------

Cash and due from banks, ending                                    $      47,645     $      41,580    $     58,585
                                                                   ===============================================

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                       2002               2001            2000
------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash payments for:
      Interest                                                     $      30,817     $      49,332    $     48,546

      Income taxes                                                 $       7,810     $       8,297    $      5,921

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Other real estate acquired in settlement of loans               $       5,977     $          30    $        316
                                                                   ===============================================

   Employee stock ownership plan shares allocated                  $         262     $         262    $        337
                                                                   ===============================================

   Transfer of installment purchase debt certificate from
      investment portfolio to loan portfolio                       $         242     $           -    $          -
                                                                   ===============================================

   Customer list acquired in exchange for
      common stock                                                 $           -     $           -    $        400
                                                                   ===============================================

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

Use of estimates

In preparing the accompanying consolidated financial statements, the Corporation's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses and valuation of real estate, other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and consideration of impairment of goodwill and other intangible assets.

Trust assets

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

Securities

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

Loans

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to operating expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount management believes will be adequate to absorb estimated losses related to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. The evaluations also take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, review of specific problem loans and current economic conditions that may affect the borrowers' ability to repay. This evaluation does not include the effect of unexpected losses on specific loans or groups of loans that are related to future events or unexpected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

In addition, various regulatory agencies periodically review the allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment of collectibility based on information available to them at the time of their examination.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Loans held for sale

Loans held for sale are those loans the Corporation has the intent to sell in the foreseeable future. They consist of fixed-rate mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market. Loans held for sale are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans after allocating cost to servicing rights retained.

Loan servicing

The Corporation generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Corporation

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stratifies its capitalized mortgage servicing rights based on the origination date of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Management periodically reviews the carrying value of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful lives of those assets. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Other real estate owned

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expense from the operations of foreclosed assets and changes in the valuation allowance are included in operations. Other real estate owned included in other assets was approximately $5,724,000 and $30,000 as of December 31, 2002, and 2001 respectively.

Goodwill and other intangible assets

Costs in excess of the estimated fair value of identifiable net assets acquired consist primarily of goodwill, core deposit intangible and other identifiable intangible assets. Goodwill was originally amortized into expense on a straight-line basis over periods not to exceed 25 years. Effective January 1, 2002, the Corporation ceased amortization in accordance with newly adopted accounting standards generally accepted in the United States of America. The Corporation performed an initial impairment assessment as of January 1, 2002, and an annual impairment assessment as of December 31, 2002.

Core deposit and other identifiable intangible assets are amortized on an accelerated basis over the estimated period benefited up to 10 years.

Total amortization expense was approximately $660,000, $1,751,000 and $2,288,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows.

During the year ended December 31, 2000, the Corporation recognized an impairment write down of $600,000 on the core deposit intangible of Busey Bank Florida (formerly Busey Bank, fsb). The Corporation recognized this write down due to a significant run off of the core deposit base. This write down is included in the amortization and impairment of intangible assets line item on the income statement.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the year ended December 31, 2001, to be consistent with the classifications adopted as of and for the year ended December 31, 2002.

Stock-based employee compensation

The Corporation has two stock-based employee compensation plans which have been in existence for all periods presented, and which are more fully described in
Note 16. As permitted under accounting principles generally accepted in the United States of American, grants of options under the plans are accounted for under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                  2002         2001        2000
                                                                              -------------------------------------
Net income (in thousands):
   As reported                                                                $    17,904  $    15,653  $    14,053
   Deduct total stock-based compensation expense determined
      under the fair value method for all awards, net of related
      tax effects                                                                     242          303          244
                                                                              -------------------------------------
   Pro forma                                                                  $    17,662  $    15,350  $    13,809
                                                                              =====================================

Basic earnings per share:
   As reported                                                                $      1.32  $      1.16  $      1.05
   Pro forma                                                                  $      1.30  $      1.14  $      1.03

Diluted earnings per share:
   As reported                                                                $      1.31  $      1.15  $      1.03
   Pro forma                                                                  $      1.30  $      1.13  $      1.02

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions. In additioon, such models require the use of subjective assumptions, including expected stock price volatility. In management's opinion, such valuation models may not necessarily provide the best single measure of option value.

The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

                                     2002                        2001                            2000
                                   ----------------------------------------------------------------------------
                                                  Block 1       Block 2     Block 3       Block 1      Block 2
                                   ----------------------------------------------------------------------------
Number of options granted           229,000         61,500        2,250       1,000        57,000         5,000
Risk-free interest rate                3.51%          4.04%        4.39%       3.54%         4.90%         4.90%
Expected life, in years                   3              4            5           3             4             4
Expected volatility                   19.27%         19.89%       19.89%      19.89%        19.89%        19.89%
Expected dividend yield                2.60%          2.42%        2.42%       2.44%         2.41%         2.41%
Estimated fair value per option    $   4.92       $   5.35     $   5.10    $   3.50      $   3.10      $   4.22

Earnings per share

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

The following reflects net income per share calculations for basic and diluted methods:

                                                              For the Years Ended December 31,
                                                     --------------------------------------------------
                                                           2002              2001             2000
                                                     --------------------------------------------------
Net income available to common shareholders          $    17,904,000    $   15,653,000   $   14,053,000

Basic average common shares outstanding                   13,535,918        13,486,688       13,356,197
Dilutive potential due to stock options                       81,329           135,300          246,995
                                                     --------------------------------------------------

Average number of common shares and dilutive
   potential common shares outstanding                    13,617,247        13,621,988       13,603,192
                                                     ==================================================

Basic net income per share                           $          1.32    $         1.16   $         1.05
                                                     ==================================================

Diluted net income per share                         $          1.31    $         1.15   $         1.03
                                                     ==================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Acquisitions of Certain Financial Institutions In October, 2002, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," was issued. FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No.9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, " provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used. Paragraph 5 of this Statement which relates to the application of the purchase method of accounting, is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions in paragraph 6 relating to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets in paragraphs 8-14 are effective on October 1, 2002, with earlier application permitted. The Corporation does not expect this statement will have a significant impact on the operations of the Corporation or the Banks.

Guarantor's Accounting and Disclosure Requirements for Guarantees The Financial Accounting Standards Board (FASB) has issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" - an interpretation of Statements of Financial Accounting Standards Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Corporation's consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ADOPTION OF STATEMENT NO. 142.

On January 1, 2002, the Corporation implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the provisions of Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair value based test. Statement No. 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Corporation determined that no transitional impairment loss was required at January 1, 2002.

Among the provisions of Statement No. 142 is a requirement to disclose what reported net income would have been for all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill with related per share amounts. No changes in the amortization periods for other intangible assets were made during the year ended December 31, 2002, as the result of the adoption of this Standard.

Goodwill and intangible asset disclosures are as follows:

                                                                 As of December 31, 2002
                                                         ----------------------------------------
                                                         Gross Carrying             Accumulated
                                                             Amount                 Amortization
                                                         ---------------          ---------------
                                                                 (Dollars in thousands)
AMORTIZED INTANGIBLE ASSETS:
   Core deposit intangibles                              $        7,956           $         5,492
                                                         ==============           ===============
AGGREGATE AMORTIZATION EXPENSE:
   For the year ended December 31, 2002                                           $           660
                                                                                  ===============
ESTIMATED AMORTIZATION EXPENSE:
   2003                                                                           $           412
   2004                                                                                       412
   2005                                                                                       412
   2006                                                                                       378
   2007                                                                                       213
Thereafter                                                                                    637
                                                                                  ---------------
                                                                                            2,464
                                                                                  ===============
GOODWILL:                                                $        7,380
                                                         ==============

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   December 31,
                                                 2002                  2001                  2000
                                            -----------------------------------------------------------
                                                   (Dollars in thousands, except per share data)
Reported net income                          $       17,904       $        15,653       $        14,053
Add goodwill amortization, net of tax                     -                   651                   677
                                             --------------       ---------------       ---------------
Adjusted net income                          $       17,904       $        16,304       $        14,730
                                             ==============       ===============       ===============

Basic earnings per share:
   Reported net income                       $         1.32       $          1.16       $          1.05
   Goodwill amortization, net of tax                      -                   .05                   .05
                                             --------------       ---------------       ---------------
   Adjusted net income                       $         1.32       $          1.21       $          1.10
                                             ==============       ===============       ===============

Diluted earnings per share:
   Reported net income                       $         1.31       $          1.15       $          1.03
   Goodwill amortization, net of tax                      -                   .05                   .05
                                             --------------       ---------------       ---------------
   Adjusted net income                       $         1.31       $          1.20       $          1.08
                                             ==============       ===============       ===============

NOTE 3. CASH AND DUE FROM BANKS

The Corporation's banking and thrift subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2002 and 2001 were approximately $8,566,000 and $8,464,000, respectively.

In October 1997, the Corporation's bank subsidiary established a clearing balance requirement of $2,000,000 with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 2002 and 2001, the clearing balance requirement was $2,750,000. These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services. The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. SECURITIES

The amortized cost and fair values of securities available for sale are summarized as follows:

                                                                   Gross           Gross
                                                 Amortized       Unrealized      Unrealized          Fair
                                                   Cost            Gains           Losses            Value
                                               ---------------------------------------------------------------
                                                                  (Dollars in thousands)
December 31, 2002:
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                   $     155,051    $       3,273   $           -    $     158,324
Obligations of states and political
   subdivisions                                       48,878            2,557               1           51,434
Corporate securities                                   3,493              255               2            3,746
                                               ---------------------------------------------------------------
                                                     207,422            6,085               3          213,504
Mutual funds and other equity securities               9,379           10,955               8           20,326
                                               ---------------------------------------------------------------

                                               $     216,801    $      17,040   $          11    $     233,830
                                               ===============================================================

                                                                   Gross           Gross
                                                 Amortized       Unrealized      Unrealized         Fair
                                                   Cost            Gains           Losses           Value
                                               ---------------------------------------------------------------
                                                                  (Dollars in thousands)
December 31, 2001:
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                   $     140,304    $       3,186   $           -    $     143,490
Obligations of states and political
   Subdivisions                                       42,929            1,008             170           43,767
Corporate securities                                   5,407              159              12            5,554
                                               ---------------------------------------------------------------
                                                     188,640            4,353             182          192,811
Mutual funds and other equity securities               8,758            9,300               -           18,058
                                               ---------------------------------------------------------------

                                               $     197,398    $      13,653   $         182    $     210,869
                                               ===============================================================

The amortized cost and fair value of securities available for sale as of December 31, 2002, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.

                                                 Amortized       Fair
                                                    Cost         Value
                                              ----------------------------
                                                 (Dollars in thousands)
Due in one year or less                       $     87,640    $     88,908
Due after one year through five years               91,183          94,278
Due after five years through ten years              24,852          26,380
Due after ten years                                  3,747           3,938
                                              ----------------------------
                                              $    207,422    $    213,504
                                              ============================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains and losses related to sales of securities are summarized as follows (in thousands):

                                                           For the Years Ended December 31,
                                                   -----------------------------------------------
                                                       2002              2001            2000
                                                   -----------------------------------------------
Gross security gains                               $         762    $        1,285    $        973
Gross security losses                                          -                 -            (236)
                                                   -----------------------------------------------

         NET SECURITY GAINS                        $         762    $        1,285    $        737
                                                   ===============================================

The tax provisions for these net realized gains and losses amounted to $303,000, 510,000, and $292,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Investment securities with carrying values of $142,781,000 and $139,120,000 on December 31, 2002 and 2001, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE 5. LOANS

The composition of loans is as follows:

                                                                   December 31,
                                                        -----------------------------------
                                                             2002               2001
                                                        -----------------------------------
                                                               (Dollars in thousands)
Commercial                                              $        118,004   $        121,694
Real estate construction                                         129,872             83,701
Real estate - farmland                                            13,421             14,414
Real estate - 1 to 4 family residential mortgage                 369,428            349,270
Real estate - multifamily mortgage                                57,559             54,265
Real estate - non-farm nonresidential mortgage                   274,153            253,932
Installment                                                       55,811             57,924
Agricultural                                                      22,034             21,022
                                                        -----------------------------------
                                                               1,040,282            956,222
Less:
   Allowance for loan losses                                      15,460             13,688
                                                        -----------------------------------

         NET LOANS                                      $      1,024,822   $        942,534
                                                        ===================================

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $331,712,000 and $308,197,000 as of December 31, 2002 and 2001, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

It is management's policy to place loans on non-accrual status when interest and or principal is 90 days or more past due. Such loans may continue on non-accrual status only if they are both well-securred and in the process of collection.

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

                                                             December 31,
                                                      --------------------------
                                                          2002          2001
                                                      --------------------------
                                                        (Dollars in thousands)
Loans 90 days past and still accruing                 $        963   $       959
Non-accrual loans                                            1,265         1,265
                                                      --------------------------
                                                             2,228         2,224
                                                      ==========================

The following table presents data on impaired loans:

                                                         2002           2001          2000
                                                      ---------------------------------------
                                                              (Dollars in thousands)
Impaired loans for which an allowance has
   been provided                                      $        -     $        -     $       -
Impaired loans for which no allowance has
   been provided                                      $      309     $      656     $      92
                                                      ---------------------------------------

Total loans determined to be impaired                 $      309     $      656     $      92
                                                      =======================================

Allowance for loan loss for impaired loans included
   in the allowance for loan losses                   $        -     $        -     $       -
                                                      =======================================
Average recorded investment in impaired loans         $    1,435     $      390     $     170
                                                      =======================================
Interest income recognized from impaired loans        $        -     $        9     $       -
                                                      =======================================
Cash basis interest income recognized from
   impaired loans                                     $        -     $        9     $       -
                                                      =======================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                                Years Ended December 31,
                                                   -------------------------------------------------
                                                        2002             2001              2000
                                                   -------------------------------------------------
                                                                (Dollars in thousands)
Balance, beginning of year                         $       13,688   $       12,268    $       10,403
   Provision for loan losses                                3,125            2,020             2,515
   Recoveries applicable to loan balances
      Previously charged off                                  476              176               124
   Loan balances charged off                               (1,829)            (776)             (774)
                                                   -------------------------------------------------

Balance, end of year                               $       15,460   $       13,688    $       12,268
                                                   =================================================

NOTE 7.  LOAN SERVICING

The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $368,907,000, $273,225,000 and $184,419,000 as of
December 31, 2002, 2001 and 2000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2002 and 2001, was $1,474,000 and $913,000, respectively. The following summarizes mortgage servicing rights capitalized and amortized:

                                                For the Years Ended December 31,
                                           ------------------------------------------
                                              2002           2001            2000
                                           ------------------------------------------
                                                    (Dollars in thousands)
Mortgage servicing rights capitalized      $     1,467    $        961    $       133
                                           ==========================================
Mortgage servicing rights amortized        $       906    $        468    $       212
                                           ==========================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                             December 31,
                                     -----------------------------
                                         2002             2001
                                     -----------------------------
                                         (Dollars in thousands)
Land                                 $       7,101    $      7,101
Buildings and improvements                  31,401          31,427
Furniture and equipment                     18,253          18,352
                                     -----------------------------
                                            56,755          56,880
Less accumulated depreciation               29,396          27,799
                                     -----------------------------

                                     $      27,359    $     29,081
                                     =============================

Depreciation expense was $3,542,000, $3,967,000 and $3,742,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 9. DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $110,158,000 and $91,317,000 at December 31, 2002 and 2001,
respectively.

As of December 31, 2002, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2003                  $   323,580
2004                       73,793
2005                       50,383
2006                       22,067
2007                       44,768
Thereafter                    119
                      -----------
                      $   514,710
                      ===========

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                                                          December 31,
                                                                                       2002         2001
                                                                                    -----------------------
                                                                                     (Dollars in thousands)
Notes payable, Bank One, interest payable
quarterly:

   $10,000,000 line of credit, at one-year LIBOR plus 1.40% (effective rate of 6.72875% at December 31, 2001), due January 18, 2002,
   collateralized by all of the common stock of Busey Bank and Busey
   Bank Florida                                                                              -        1,000

   $25,000,000 line of credit, at one-year LIBOR plus 1.40% (effective rate of 6.72875% at December 31, 2001), due January 18, 2002, collateralized
   by all of the common stock of Busey Bank and Busey Bank Florida                           -        1,000

   $10,000,000 line of credit, at one year LIBOR plus 1.40% (effective rate of
   3.6875% at December 31, 2002), due January 24, 2003, collateralized by
   all of the common stock of Busey Bank and Busey Bank Florida                              -            -

                                                                                    -----------------------
                                                                                    $        -   $    2,000
                                                                                    =======================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                                       December 31,
                                                                                   2002            2001
                                                                                ---------------------------
                                                                                   (Dollars in thousands)
Notes payable, Bank One, interest payable quarterly

   $250,000 term loan, at one-year LIBOR plus 1.40% (effective rate of
   3.6875% at December 31, 2002), principal payment of $25,000 due annually on December 15, final payment due December 15, 2006,
   Collateralized by unallocated shares of First Busey Corporation common
   Stock purchased by employee stock ownership plan in August, 1997
   (8,000 shares as of December 31, 2002; 10,000 shares as of
   December 31, 2001)                                                           $       100    $       125

   $2,370,000 term loan, at one-year LIBOR plus 1.40% (effective rate of
   3.6875% at December 31, 2002), principal payment of $237,000 due annually on December 15, final payment due December 15, 2009, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in November, 1999
   (70,000 shares as of December 31, 2002; 80,000 shares as of
   December 31, 2001)                                                           $     1,659    $     1,896

   Notes payable, Federal Home Loan Bank of Chicago, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home
   Loan Bank of Chicago stock                                                   $    70,000    $    45,000
                                                                                --------------------------

                                                                                $    71,759    $    47,021
                                                                                ==========================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funds borrowed from the Federal Home Loan Bank of Chicago consisted of the following advances:

                                                Rate                     December 31,
                                        -----------------------------------------------------
                                         2002           2001         2002            2001
---------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
March 20, 2002, fixed                       -           6.60%    $          -    $      2,000
March 20, 2002, fixed                       -           6.60%               -           2,000
March 22, 2002, fixed                       -           6.54%               -           4,000
September 3, 2003, fixed                    -           5.55%               -           5,000
February 19, 2004, fixed                    -           5.49%               -           5,000
October 8, 2004, fixed                   3.95%             -            1,000               -
October 18, 2004, fixed                  3.95%             -            2,000               -
October 18, 2004, fixed                  3.89%             -            2,000               -
March 21, 2005, fixed                    4.63%             -            4,000               -
April 22, 2005, fixed                    4.22%             -            1,000               -
June 12, 2005, fixed                     3.88%             -            1,000               -
June 20, 2005, fixed                     4.00%             -            4,000               -
July 23, 2005, fixed                     3.17%             -            1,000               -
October 28, 2005, fixed                  2.68%             -            2,000               -
February 27, 2006, fixed                 4.44%             -            3,000               -
March 20, 2006, fixed                    4.94%             -              500               -
March 20, 2006, fixed                    4.94%             -              675               -
March 20, 2006, fixed                    4.94%             -              825               -
July 24, 2006, fixed                     3.87%             -            5,000               -
September 11, 2006, fixed                4.95%          4.95%           2,000           2,000
November 24, 2006, fixed                 4.75%             -            3,000               -
February 28, 2007, fixed                 4.90%             -            5,000               -
May 16, 2007, fixed                      5.00%             -              500               -
May 16, 2007, variable                  4.387%             -            1,500               -
June 20, 2007, fixed                     4.46%             -            1,000               -
July 24, 2007, fixed                     3.78%             -            1,000               -
September 6, 2007, fixed                 3.45%             -            3,000               -
January 16, 2008, fixed                  4.95%          4.95%           5,000           5,000
January 16, 2008, fixed                  5.30%          5.30%           5,000           5,000
January 16, 2008, fixed                  5.01%          5.01%          10,000          10,000
February 27, 2008, fixed                 5.07%          5.07%           2,000           2,000
October 6, 2008, fixed                   4.30%          4.30%           3,000           3,000
                                                                 ----------------------------
                                                                 $      70,00    $     45,000
                                                                 ============================

As of December 31, 2002, the scheduled maturities of long-term debt, in thousands, are as follows:

2003               $       262
2004                     5,262
2005                    13,262
2006                    15,262
2007                    12,237
Thereafter              25,474
                   -----------
                   $    71,759
                   ===========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation had no letters of credit outstanding at December 31, 2002. The Corporation had letters of credit outstanding with the Federal Home Loan Bank of Chicago for $51,660,000 at December 31, 2001.

NOTE 13. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

In June, 2001, First Busey Corporation issued $25,000,000 in cumulative trust preferred securities through a newly formed special-purpose trust, First Busey Capital Trust I, L.P. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The Trust is a wholly owned consolidated subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum of the stated liquidation amount of $10 per preferred security. Interest expense on the trust preferred securities was $2,250,000 for the year ended December 31, 2002 and $1,200,000 for the year ended December 31, 2001. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES

The components of income taxes consist of:

                                                Years Ended December 31,
                                        ---------------------------------
                                           2002        2001        2000
                                        ---------------------------------
                                                (Dollars in thousands)
Current                                 $   9,540    $  8,770    $  6,950
Deferred                                   (1,367)       (407)        287
                                        ---------------------------------

     TOTAL INCOME TAX EXPENSE           $   8,173    $  8,363    $  7,237
                                        =================================

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

                                                        Years Ended December 31,
                                             2002               2001                  2000
                                     --------------------------------------------------------------
                                                 % of                  % of                  % of
                                                 Pretax               Pretax                Pretax
                                       Amount    Income    Amount     Income     Amount     Income
                                     --------------------------------------------------------------
                                                               (Dollars in thousands)
Income tax at statutory rate         $  9,127    35.0%    $  8,406     35.0%    $  7,452    35.0%
Effect of:
   Benefit of income taxed
     at lower rates                         -       -            -        -         (100)   (0.5)%
   Tax-exempt interest, net              (774)   (3.0%)       (758)    (3.2%)       (759)   (3.5)%
   Income on bank owned life
     Insurance                           (260)   (1.0%)        (44)    (0.2%)          -       -
   Amortization of intangibles             55     0.2%         437      1.8%         615     2.9%
   Other                                   25     0.1%         322      1.4%          29     0.1%
                                     -----------------------------------------------------------

                                     $  8,173    31.3%    $  8,363     34.8%    $  7,237    34.0%
                                     ===========================================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred taxes, included in other liabilities, in the accompanying balances sheets includes the following amounts of deferred tax assets and liabilities:

                                                           2002         2001
                                                        -------------------------
                                                         (Dollars in thousands)
Deferred tax assets:
     Allowance for loan losses                          $   6,133    $   5,440
     Property acquired in settlement of loans                 240            -
     Loans held for sale                                      366           73
     Basis in deposit intangibles                             350          288
     Deferred compensation                                    254           53
     State net operating loss carryforwards                    31          169
     Other                                                    235          154
                                                        ----------------------
                                                            7,609        6,177
                                                        ----------------------

Deferred tax liabilities:
     Investment securities
        Unrealized gains on securities held for sale       (6,753)      (5,343)
        Other                                                (247)        (152)
  Basis in premises and equipment                            (909)        (882)
  Mortgage servicing assets                                  (585)        (363)
  Deferred loan fees                                         (304)        (272)
  Other                                                      (240)        (551)
                                                        ----------------------
                                                           (9,038)      (7,563)
                                                        ----------------------

NET DEFERRED TAX LIABILITY                              $  (1,429)   $  (1,386)
                                                        ======================

State net operating loss carryforwards of approximately $666,000 are available to offset future taxable income. The carryforwards expire in 2011.

NOTE 15. EMPLOYEE BENEFIT PLANS

Employees' Stock Ownership Plan

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased prior to December 31, 1992.

As permitted by AICPA Statement of Position (SOP) 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. During 2000, $337,000 of compensation expense was recognized for the ESOP, releasing 18,000 shares to participant accounts, and is reflected in the chart below under "Employee Benefits". During 2001, $303,000 of compensation expense was recognized for the ESOP, releasing 12,000 shares to participant accounts and is reflected in the chart below under "Employee Benefits". During 2002, $304,000 of compensation expense was recognized for the ESOP, releasing 12,000 shares to participant accounts and is reflected in the chart below under "Employee Benefits". For such shares, compensation expense is equal to the fair market value of the shares released. Compensation expense related to the ESOP plan, including related interest expense, was $382,000, $459,000, and $488,000 in the years ended December 31, 2002, 2001 and 2000.

Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:

                                                          2002          2001
                                                     ---------------------------
Allocated shares                                          740,264        782,008
Unallocated shares                                              -              -
                                                     ---------------------------

TOTAL                                                     740,264        782,008
                                                     ===========================

Fair value of allocated shares at December 31        $ 17,070,000   $ 16,798,000
                                                     ===========================

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

                                   2002                         2001
                         -----------------------------------------------------
                                           Fair                        Fair
                             Shares        Value         Shares        Value
                         -----------------------------------------------------
Allocated shares             37,740    $    870,000      29,719   $    638,000
Unallocated shares           78,000       1,799,000      90,000      1,933,000
                         -----------------------------------------------------
         TOTAL              115,740    $  2,669,000     119,719   $  2,571,000
                         =====================================================

Profit Sharing Plan

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Corporation's profit-sharing plan. The contributions, if any, are determined solely by the Boards of Directors of the Corporation and its subsidiaries and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year. The rights of the participants vest ratably over a seven-year period. Contributions to the plan were $857,000, $676,000, and $361,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expense related to the employee benefit plans are included in the statements of income as follows:

                                                       Years Ended December 31,
                                                  ---------------------------------
                                                      2002         2001     2000
                                                  ---------------------------------
                                                        (Dollars in thousands)
Employee benefits                                  $   1,161    $    979   $  698
Interest on employee stock ownership plan debt            78         156      151
                                                  ---------------------------------

         TOTAL EMPLOYER CONTRIBUTIONS              $   1,239    $  1,135   $  849
                                                  =================================

NOTE 16. STOCK INCENTIVE PLANS

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

A summary of the status of the Corporation's stock option plan for the years ended December 31, 2002, 2001 and 2000 and the changes during the years ending on those dates is as follows:

                                             2002                    2001                     2000
                                     -----------------------------------------------------------------------
                                                   Weighted-              Weighted-                Weighted-
                                                    Average                Average                  Average
                                                   Exercise               Exercise                 Exercise
                                       Shares        Price      Shares     Price      Shares         Price
Outstanding at beginning of year       408,992   $  16.14      719,042   $  12.68     668,642     $  12.23
Granted                                229,000      21.84       64,750      17.95      62,000        19.88
Exercised                              (54,600)     12.13     (369,000)      9.99           -            -
Terminated and reissuable               (2,400)     16.75       (5,800)     15.56     (11,600)       14.67
                                     ---------                --------               --------
Outstanding at end of year             580,992   $  18.76      408,992   $  16.14     719,042     $  12.68
                                     =======================================================================

Exercisable at end of year             230,200   $  16.70       98,000   $  19.25      64,000     $  18.25

Weighted-average fair value per
   option of options granted during
   the year                                      $   4.92                $   5.31                 $   3.19

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2002:

                                       Options
          Options Outstanding        Exercisable
       ------------------------------------------
                             Weighted-
                             Average
                            Remaining
  Exercise                 Contractual
   Prices      Number         Life          Number
--------------------------------------------------
$   12.13      70,700      1.00 years       70,700
    16.75     113,542      1.75 years            -
    17.88      61,500      2.96 years       61,500
    17.88       5,000      2.00 years            -
    18.25      44,000      0.96 years       44,000
    19.06       2,250      3.67 years            -
    20.06      54,000      1.96 years       54,000
    20.18       1,000      1.75 years            -
    21.84     229,000      7.96 years            -
              ------------------------------------
              580,992      4.20 years      230,200
              ====================================

Restricted Stock Award Plan:

The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 450,000 shares of common stock which may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 2002, there were 6,950 shares under grant.

                                                     Number of Shares
                                             -------------------------------
                                               2002       2001         2000
                                             -------------------------------
Under restriction, beginning of year               -        100        4,000
  Granted                                      9,950        250          700
  Restrictions released                        3,000        350        4,600
  Forfeited and reissuable                         -          -            -
                                             -------------------------------

Under restriction, end of year                 6,950          -          100
                                             ===============================

Available to grant, end of year              398,200    408,150      408,400
                                             ===============================

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $116,000, $6,000, and $22,000 was recognized for financial statement purposes during the years ended December 31, 2002, 2001, and 2000, respectively.

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 2002:

Balance at the beginning of year    $      5,127
New loans                                  2,520
Repayments                                 2,373
                                    ------------
Balance at end of year              $      5,274
                                    ============

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the federal and state regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    To Be Well
                                                                                 Capitalized Under
                                                             For Capital         Prompt Corrective
                                      Actual              Adequacy Purposes      Action Provisions
                             -------------------------------------------------------------------------
                                Amount        Ratio      Amount      Ratio     Amount        Ratio
                             -------------------------------------------------------------------------
                                                        (Dollars in Thousands)
As of December 31, 2002:

   Total Capital (to Risk Weighted Assets)
   Consolidated               $  137,796      13.31%    $  82,830    8.00%         N/A         N/A
   Busey Bank                 $  108,321      11.13%    $  77,846    8.00%   $  97,307       10.00%
   Busey Bank Florida         $   11,802      25.47%    $   3,708    8.00%   $   4,634       10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated               $  119,897      11.58%    $  41,415    4.00%         N/A         N/A
   Busey Bank                 $   91,826       9.44%    $  38,923    4.00%   $  58,385        6.00%
   Busey Bank Florida         $   11,280      24.34%    $   1,854    4.00%   $   2,781        6.00%

Tier I Capital (to Average Assets)
   Consolidated               $  119,897       8.66%    $  55,389    4.00%         N/A         N/A
   Busey Bank                 $   91,826       7.03%    $  52,244    4.00%   $  65,305        5.00%
   Busey Bank Florida         $   11,280      16.50%    $   2,736    4.00%   $   3,420        5.00%

As of December 31, 2001:

   Total Capital (to Risk Weighted Assets)
   Consolidated               $  128,017      13.63%    $  75,143     8.0%         N/A         N/A
   Busey Bank                 $   99,927      11.14%    $  71,747     8.0%   $  89,683        10.0%
   Busey Bank Florida         $   11,610      41.50%    $   2,238     8.0%   $   2,798        10.0%

Tier I Capital (to Risk Weighted Assets)
   Consolidated               $  112,067      11.93%    $  37,572    4.0%          N/A         N/A
   Busey Bank                 $   84,927       9.47%    $  35,874    4.0%    $  53,810         6.0%
   Busey Bank Florida         $   11,260      40.25%    $   1,119    4.0%    $   1,679         6.0%

Tier I Capital (to Average Assets)
   Consolidated               $  112,067       8.78%    $  51,080    4.0%          N/A         N/A
   Busey Bank                 $   84,927       7.62%    $  44,597    4.0%    $  55,746         5.0%
   Busey Bank Florida         $   11,260       7.34%    $   7,666    4.0%    $   7,666         5.0%

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk follows:

                                                     December 31,
                                               ------------------------
                                                   2002         2001
                                               ------------------------
                                                (Dollars in thousands)
Financial instruments whose contract amounts
 represent credit risk:
   Commitments to extend credit                $  222,407   $  226,651
   Standby letters of credit                       13,138       12,636

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. At December 31, 2002 and 2001, no amounts have been recorded as liabilities for the corporation's potential obligations under these guarantees.

As of December 31, 2002, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics.

Lease Commitments

At December 31, 2002, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $699,000, $699,000, and $715,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2002, in thousands, are as follows:

2003                                    $    761
2004                                         764
2005                                         713
2006                                         702
2007                                         642
Thereafter                                   868
                                        --------
                                        $  4,450
                                        ========

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 2002 and 2001, these items are immaterial in nature.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                       2002                         2001
                                         ----------------------------------------------------------
                                             Carrying        Fair         Carrying         Fair
                                              Amount         Value         Amount          Value
                                         ----------------------------------------------------------
                                                           (Dollars in thousands)
Financial assets:
   Cash and cash equivalents              $     47,645   $     47,645   $     61,580   $     61,580
   Securities                                  233,830        233,830        210,869        210,869
   Loans, net                                1,085,583      1,100,710        964,418        973,436
   Accrued interest receivable                   7,114          7,114          7,566          7,566

Financial liabilities:
   Deposits                                  1,213,605      1,221,229      1,105,999      1,110,754
   Securities sold under agreements to
      repurchase                                 2,467          2,498          9,767         10,142
   Short-term borrowings                             -              -          2,000          2,000
   Long-term debt                               71,759         76,591         47,021         48,616
   Company obligated mandatorily
      redeemable preferred securities           25,000         27,875         25,000         27,500
   Accrued interest payable                      3,241          3,241          3,563          3,563

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarized information relates to the Company's reportable segments:

                             December 31, 2002

                                                 First
                                                 Busey
                                     Busey      Trust &
                       Busey         Bank      Investment      All                                    Consolidated
                       Bank         Florida       Co.         Other        Totals      Eliminations     Totals
                    ----------------------------------------------------------------------------------------------
Interest income     $    72,841    $  2,981     $   156      $  2,412    $    78,390    $   (2,305)   $     76,085
Interest expense         26,599       1,588           -         4,587         32,774        (2,280)         30,494
Other income             15,841         434       4,610        25,084         45,969       (23,432)         22,537
Total income             88,682       3,415       4,766        27,496        124,359       (25,737)         98,622
Net income               18,292          24       1,419        20,016         39,751       (21,847)         17,904
Total assets          1,346,062      73,193       3,232       181,750      1,604,237      (168,659)      1,435,578

                             December 31, 2001

                                                 First
                                                 Busey
                                    Busey       Trust &
                       Busey        Bank       Investment       All                                   Consolidated
                       Bank        Florida        Co.          Other        Totals     Eliminations      Totals
                    ----------------------------------------------------------------------------------------------
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

                                                 First
                                                 Busey
                                     Busey      Trust &
                        Busey        Bank      Investment                                             Consolidated
                        Bank        Florida        Co.       All Other     Totals      Eliminations      Totals
                    ----------------------------------------------------------------------------------------------
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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial data for First Busey Corporation is presented below.

                                 BALANCE SHEETS

                                                                              December 31,
                                                                     -------------------------------
                                                                          2002              2001
                                                                     -------------------------------
                                                                          (Dollars in thousands)
ASSETS
Cash and due from subsidiary bank                                    $        1,869     $      1,690
Securities available for sale                                                 2,598            1,671
Loans                                                                         2,138            1,825
Investments in subsidiaries:
   Bank                                                                     120,880          112,751
   Non-bank                                                                  11,697           11,971
Premises and equipment, net                                                     128               45
Goodwill                                                                      1,548            1,548
Other assets                                                                  1,870            3,634
                                                                     -------------------------------
         TOTAL ASSETS                                                $      142,728     $    135,135
                                                                     ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Short-term corporate borrowings                                   $            -     $      2,000
   Long-term ESOP borrowings                                                  1,759            2,021
   Long-term debt                                                            25,000           25,000
   Other liabilities                                                            806              324
                                                                     -------------------------------
         TOTAL LIABILITIES                                                   27,565           29,345
                                                                     -------------------------------

Stockholders' equity before unearned ESOP shares and deferred
   Compensation for restricted stock awards                                 117,018          107,811
Unearned ESOP shares and deferred compensation for restricted
   stock awards                                                              (1,855)          (2,021)
                                                                     -------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                         115,163          105,790
                                                                     -------------------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      142,728     $    135,135
                                                                     ===============================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME

                                                                      Years Ended December 31,
                                                              ----------------------------------------
                                                                 2002            2001          2000
                                                              ----------------------------------------
                                                                      (Dollars in thousands)
Operating income:
Dividends from subsidiaries:
   Bank                                                       $    12,000    $    28,983    $   14,138
   Non-bank                                                         2,050          3,190         2,825
Interest and dividend income                                          141            137            52
Other income                                                          928            950         1,115
                                                              ----------------------------------------
         TOTAL OPERATING INCOME                                    15,119         33,260        18,130
                                                              ----------------------------------------

Expenses:
   Salaries and employee benefits                                   1,503          1,096         1,040
   Interest expense                                                 2,325          2,308         2,563
   Operating expense                                                1,475          1,340         1,096
                                                              ----------------------------------------
         TOTAL EXPENSES                                             5,303          4,744         4,699
                                                              ----------------------------------------

         INCOME BEFORE INCOME TAX BENEFIT
         AND EQUITY IN UNDISTRIBUTED
         INCOME OF SUBSIDIARIES                                     9,816         28,516        13,431

Income tax benefit                                                  2,007          1,806         1,378
                                                              ----------------------------------------

         INCOME BEFORE EQUITY IN
         UNDISTRIBUTED INCOME OF
         SUBSIDIARIES                                              11,823         30,322        14,809

Equity in undistributed income of subsidiaries:
   Bank                                                             6,316        (12,958)         (574)
   Non-bank                                                          (235)        (1,711)         (182)
                                                              ----------------------------------------

         NET INCOME                                           $    17,904    $    15,653    $   14,053
                                                              ========================================

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. UNAUDITED INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

                                                                  2002
                                      ------------------------------------------------------------
                                      December 31     September 30       June 30        March 31
                                      ------------------------------------------------------------
Interest income                       $    19,313     $     19,352     $   18,657     $     18,763
Interest expense                            7,596            7,737          7,539            7,622
                                      ------------------------------------------------------------
   Net interest income                     11,717           11,615         11,118           11,141
Provision for loan losses                   1,070              575            915              565
Noninterest income                          6,051            5,436          5,586            5,464
Noninterest expense                        10,958            9,573          9,400            8,995
                                      ------------------------------------------------------------
Income before income taxes                  5,740            6,903          6,389            7,045
Income taxes                                1,385            2,331          2,102            2,355
                                      ------------------------------------------------------------
   Net income                         $     4,355     $      4,572     $    4,287     $      4,690
                                      ============================================================

Basic earnings per share              $      0.32     $       0.34     $     0.32     $       0.34
Diluted earnings per share            $      0.32     $       0.33     $     0.32     $       0.34

                                                                  2001
                                      -------------------------------------------------------------
                                      December 31     September 30       June 30         March 31
                                      -------------------------------------------------------------
Interest income                       $    20,357     $     21,991     $   23,288      $     24,349
Interest expense                            9,191           11,239         12,424            13,581
                                      -------------------------------------------------------------
   Net interest income                     11,166           10,752         10,864            10,768
Provision for loan losses                     875              250            495               400
Noninterest income                          4,866            5,490          5,712             5,392
Noninterest expense                        10,049            9,795          9,802             9,328
                                      -------------------------------------------------------------
Income before income taxes                  5,108            6,197          6,279             6,432
Income taxes                                1,441            2,336          2,252             2,334
                                      -------------------------------------------------------------
   Net income                         $     3,667     $      3,861     $    4,027      $      4,098
                                      =============================================================

Basic earnings per share              $      0.27     $       0.29     $     0.30      $       0.30
Diluted earnings per share            $      0.27     $       0.28     $     0.30      $       0.30

                                  [BUSEY(R) LOGO]

                                MANAGEMENT REPORT
                                   BUSEY BANK
                             AS OF DECEMBER 31, 2002

FINANCIAL STATEMENTS

Busey Bank, a wholly owned subsidiary of First Busey Corporation, is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2002, and for the year then ended. The consolidated financial statements of First Busey Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management assessed Busey Bank's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call reports instructions as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call reports instructions as of December 31, 2002.

COMPLIANCE WITH LAWS AND REGULATION

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed compliance by Busey Bank with the designated laws and regulations relating to safety and soundness. Based on our assessment, management believes Busey Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2002.

                                       /s/ Douglas C. Mills
                                       -----------------------------------
                                       Douglas C. Mills, Chairman of the Board
                                       First Busey Corporation (Holding Company)

                                       /s/ David Kuhl
                                       ----------------------------------
                                       P. David Kuhl, President
                                       Busey Bank

                                              BUSEY BANK URBANA

201 W. Main, P.O. Box 17430, Urbana, IL 61803-7430 217.365.4500 fax 217.365.4070
www.busey.com

[MCGLADREY & PULLEN LOGO]
Certified Public Accountants

INDEPENDENT ACCOUNTANT'S REPORT

TO THE BOARD OF DIRECTORS
BUSEY BANK
URBANA, ILLINOIS

We have examined management's assertion that BUSEY BANK, a wholly owned subsidiary of FIRST BUSEY CORPORATION, maintained effective internal control over financial reporting as of December 31, 2002, included in the accompanying Report of Management insofar as management's assertion relates to internal control over the annual financial reporting in the 2002 consolidated financial statements of First Busey Corporation and Busey Bank's December 31, 2002 Call Report.

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

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertions that BUSEY BANK maintained effective internal control over financial reporting as of December 31, 2002, insofar as management's assertion relates to internal control over the annual financial reporting of Busey Bank, included in the 2002 consolidated financial statements of First Busey Corporation and Busey Bank's December 31, 2002 Call Report is fairly stated, in all material respects, based upon criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We were not engaged to, and we have not performed any procedures with respect to management's assertion regarding compliance with laws and regulations included in the accompanying Report of Management. Accordingly, we do not express any opinion, or any other form of assurance, on management's assertion regarding compliance with laws and regulations.

/s/ McGladrey & Pullen, LLP

Champaign, Illinois
February 7, 2003

McGladrey & Pullen, LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.