Form 10-Q
period 2003-03-31
FIRST BUSEY CORP /NV/
filed 2003-05-15
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended 3/31/2003    Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

             Nevada                                        37-1078406
  (State or other jurisdiction                          (I.R.S. Employer
      of Incorporation or                              Identification No.)
         organization)

        201 W. Main St.,
        Urbana, Illinois                                      61801
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

Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |X| No | |

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at May 1, 2003
-------------------------------               --------------------------
Common Stock, without par value                       13,653,520

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         March 31, 2003   December 31, 2002
                                                                         --------------   -----------------
ASSETS                                                                          (Dollars in thousands)
Cash and due from banks                                                   $     48,233       $     47,645

Federal funds sold                                                              18,500                 --
Securities available for sale (amortized cost 2003, $218,170;                  233,498            233,830
   2002, $216,801)

Loans (net of unearned interest)                                             1,099,735          1,101,043
Allowance for loan losses                                                      (16,048)           (15,460)
                                                                          ------------       ------------
   Net loans                                                                 1,083,687          1,085,583

Premises and equipment                                                          26,846             27,359
Cash surrender value of life insurance                                          11,269             11,109
Goodwill                                                                         7,380              7,380
Other intangible assets                                                          2,361              2,464
Other assets                                                                    22,368             20,208
                                                                          ------------       ------------
     Total assets                                                         $  1,454,142       $  1,435,578
                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
   Non-interest bearing                                                   $    154,386       $    151,105
   Interest bearing                                                          1,058,526          1,062,500
                                                                          ------------       ------------
   Total deposits                                                            1,212,912          1,213,605

Securities sold under agreements to repurchase                                   9,005              2,467
Long-term borrowings                                                            77,759             71,759
Company obligated mandatorily redeemable preferred securities                   25,000             25,000
Other liabilities                                                               10,142              7,584
                                                                          ------------       ------------
     Total liabilities                                                       1,334,818          1,320,415
                                                                          ------------       ------------
STOCKHOLDERS' EQUITY

Preferred stock                                                                     --                 --
Common stock                                                                     6,291              6,291
Surplus                                                                         20,977             20,862
Retained earnings                                                               94,176             91,639
Accumulated other comprehensive income                                          10,267             10,276
                                                                          ------------       ------------
     Total stockholders' equity before treasury stock, unearned ESOP           131,711            129,068
     shares and deferred compensation for restricted stock awards
Treasury stock, at cost                                                        (10,546)           (12,050)
Unearned ESOP shares and deferred compensation for restricted stock
  awards                                                                        (1,841)            (1,855)
                                                                          ------------       ------------
     Total stockholders' equity                                                119,324            115,163
                                                                          ------------       ------------
     Total liabilities and stockholders' equity                           $  1,454,142       $  1,435,578
                                                                          ============       ============

Common Shares outstanding at period end                                     13,640,020         13,568,220
                                                                          ============       ============


See accompanying notes to unaudited consolidated financial statements.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                              2003               2002
                                                                          ------------       ------------
INTEREST INCOME:                                                          (Dollars in thousands, except
                                                                                 per share amounts)
    Interest and fees on loans                                            $     16,485       $     16,404
    Interest and dividends on investment securities:
        Taxable interest income                                                  1,595              1,786
        Non-taxable interest income                                                517                484
        Dividends                                                                   38                 31
    Interest on federal funds sold                                                  33                 58
                                                                          ------------       ------------
        Total interest income                                             $     18,668       $     18,763
                                                                          ------------       ------------

INTEREST EXPENSE:
    Deposits                                                              $      5,424       $      6,265
    Short-term borrowings                                                           45                139
    Long-term borrowings                                                           811                655
    Company obligated mandatorily redeemable preferred securities                  563                563
                                                                          ------------       ------------
        Total interest expense                                            $      6,843       $      7,622
                                                                          ------------       ------------
        Net interest income                                               $     11,825       $     11,141
    Provision for loan losses                                                      600                565
                                                                          ------------       ------------
        Net interest income after provision for loan losses               $     11,225       $     10,576
                                                                          ------------       ------------

OTHER INCOME:
    Trust fees                                                            $      1,107       $      1,250
    Commissions and brokers fees, net                                              465                541
    Service charges on deposit accounts                                          1,693              1,556
    Other service charges and fees                                                 450                422
    Security gains, net                                                            183                274
    Gain on sales of loans                                                       2,235                797
    Increase in cash surrender value of life insurance                             160                177
    Other operating income                                                         182                447
                                                                          ------------       ------------
        Total other income                                                $      6,475       $      5,464
                                                                          ------------       ------------

OTHER EXPENSES:
    Salaries and wages                                                    $      4,689       $      4,298
    Employee benefits                                                              962                931
    Net occupancy expense of premises                                              815                775
    Furniture and equipment expenses                                               682                729
    Data processing                                                                509                368
    Stationery, supplies and printing                                              293                233
    Amortization of intangible assets                                              103                112
    Other operating expenses                                                     2,329              1,549
                                                                          ------------       ------------
        Total other expenses                                              $     10,382       $      8,995
                                                                          ------------       ------------
        Income before income taxes                                        $      7,318       $      7,045
    Income taxes                                                                 2,476              2,355
                                                                          ------------       ------------
        NET INCOME                                                        $      4,842       $      4,690
                                                                          ============       ============

BASIC EARNINGS PER SHARE                                                  $       0.36       $       0.35
                                                                          ============       ============
DILUTED EARNINGS PER SHARE                                                $       0.35       $       0.34
                                                                          ============       ============

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                              $       0.17       $       0.15
                                                                          ============       ============

See accompanying notes to unaudited consolidated financial statements.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                      2003               2002
                                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                   (Dollars in thousands)
   Net income                                                                     $      4,842       $      4,690
   Adjustments to reconcile net income to net cash provided by operating activities:
      Stock-based compensation                                                              14                 29
      Depreciation and amortization                                                      1,010                982
      Provision for loan losses                                                            600                565
      Provision for deferred income taxes                                                 (238)                --
      Stock Dividends                                                                     (173)               (68)
      Amortization of investment security discounts                                        (86)               (82)
      Gain on sales of investment securities, net                                         (183)              (274)
      Gain on sale of pooled loans                                                      (2,235)              (797)
      Gain on sale and disposition of premises and equipment                                (2)               (26)
      Market valuation adjustment on OREO property                                         357
      Change in assets and liabilities:
            Increase in other assets                                                    (2,252)            (2,097)
            Increase in accrued expenses                                                   719              3,176
            Decrease in interest payable                                                  (201)              (511)
            Increase in income taxes payable                                             2,283              1,069
            Decrease in taxes receivable                                                    --              1,139
                                                                                  ------------       ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
                       LOAN ORIGINATIONS AND SALES                                $      4,455       $      7,795

      Loans originated for sale                                                       (107,157)           (35,856)
      Proceeds from sales of loans                                                     120,781             43,189
                                                                                  ------------       ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $     18,079       $     15,128
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities classified available for sale                $      7,627       $      3,370
   Proceeds from maturities of securities classified available for sale                 66,882             22,622
   Purchase of securities classified available for sale                                (73,749)           (23,235)
   (Increase) decrease in federal funds sold                                           (18,500)            20,000
   Increase in loans                                                                   (10,358)           (16,357)
   Proceeds from sale of premises and equipment                                            138                 97
   Purchases of premises and equipment                                                    (530)              (371)
   Increase in investment in life insurance                                                 --               (343)
   Increase in cash surrender value of bank owned life insurance                          (160)              (169)
                                                                                  ------------       ------------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       $    (28,650)      $      5,614
                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net decrease in certificates of deposit                                       $    (10,752)      $    (11,194)
    Net increase (decrease) in demand, money market and saving deposits                 10,059            (20,814)
    Cash dividends paid                                                                 (2,305)            (2,040)
    Purchase of treasury stock                                                            (174)            (1,240)
    Proceeds from sale of treasury stock                                                 1,793                642
    Net increase (decrease) in securities sold under agreement to repurchase             6,538             (2,367)
    Principal payments on short-term borrowings                                             --             (1,000)
    Proceeds from long-term borrowings                                                   6,000             14,000
    Principal payments on long-term borrowings                                              --             (8,000)
                                                                                  ------------       ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       $     11,159       $    (32,013)
                                                                                  ------------       ------------
        Net increase (decrease) in cash and due from banks                        $        588       $    (11,271)
Cash and due from banks, beginning                                                $     47,645       $     41,580
                                                                                  ------------       ------------
Cash and due from banks, ending                                                   $     48,233       $     30,309
                                                                                  ============       ============

See accompanying notes to unaudited consolidated financial statements.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                     2003               2002
                                                                                 ------------       ------------
                                                                                     (Dollars in thousands)
Net income                                                                       $      4,842       $      4,690
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding gains (losses) arising during period                         169               (137)
          Less reclassification adjustment for gains included in net income              (183)              (274)
                                                                                 ------------       ------------
Other comprehensive loss before tax                                                       (14)              (411)
     Income tax benefit related to items of other comprehensive income                     (5)              (163)
                                                                                 ------------       ------------
     Other comprehensive loss, net of tax                                        $         (9)      $       (248)
                                                                                 ------------       ------------
     Comprehensive income                                                        $      4,833       $      4,442
                                                                                 ============       ============

See accompanying notes to unaudited consolidated financial statements.

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

These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of First Busey Corporation to successfully complete acquisitions, the continued growth of geographic regions served by the Corporation, and the retention of key individuals in the Corporation's management structure.

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

NOTE 2: LOANS

The major classifications of loans at March 31, 2003 and December 31, 2002 were as follows:

                                                           March 31, 2003   December 31, 2002
                                                           --------------   -----------------
                                                                 (Dollars in thousands)
Commercial                                                  $    122,133       $    118,004
Real estate construction                                         138,468            129,872
Real estate - farmland                                            14,048             13,421
Real estate - 1-4 family residential mortgage                    401,565            430,189
Real estate - multifamily mortgage                                62,631             57,559
Real estate - non-farm nonresidential mortgage                   285,245            274,153
Installment                                                       56,985             55,811
Agricultural                                                      18,660             22,034
                                                            ------------       ------------
                                                            $  1,099,735       $  1,101,043

Less:
    Allowance for loan losses                                    (16,048)           (15,460)
                                                            ------------       ------------
    Net loans                                               $  1,083,687       $  1,085,583
                                                            ============       ============

The real estate-mortgage category includes loans held for sale with carrying values of $49,372,000 at March 31, 2003 and $60,761,000 at December 31, 2002;
these loans had fair market values of $50,280,000 and $61,685,000, respectively.

NOTE 3: INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                           Three Months Ended March 31,
                                                                              2003               2002
                                                                          ------------       ------------
Net income                                                                $  4,842,000       $  4,690,000
Shares:
   Weighted average common shares outstanding                               13,550,573         13,581,040

Dilutive effect of outstanding options as determined by the
   application of the treasury stock method                                    113,881             75,526
                                                                          ------------       ------------

Weighted average common shares outstanding, as
   adjusted for diluted earnings per share calculation                      13,664,454         13,656,566
                                                                          ============       ============

Basic earnings per share                                                  $       0.36       $       0.35
                                                                          ============       ============

Diluted earnings per share                                                $       0.35       $       0.34
                                                                          ============       ============

NOTE 4: STOCK-BASED COMPENSATION

First Busey Corporation applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by SFAS No. 123. The Corporation has recorded no compensation expense associated with stock options as all options granted under its plan had an exercise price equal to the market value of the common stock when granted.

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:

                                                                            Three months ended March 31
                                                                              2003               2002
                                                                          ------------       ------------
                                                                                (dollars in thousands)
Net income as reported                                                    $      4,842       $      4,690
Less Compensation expense determined under fair value method for
   all options granted, net of related tax effects                                  64                 35
                                                                          ------------       ------------
Pro-forma net income                                                      $      4,778              4,655
                                                                          ============       ============

BASIC EARNINGS PER SHARE
Reported net income                                                       $       0.36       $       0.35
Less compensation expense                                                         0.01               0.01
                                                                          ------------       ------------
Pro-forma net income                                                      $       0.35       $       0.34
                                                                          ============       ============

DILUTED EARNINGS PER SHARE
Reported net income                                                       $       0.35       $       0.34
Less compensation expense                                                           --                 --
                                                                          ------------       ------------
Pro-forma net income                                                      $       0.35       $       0.34
                                                                          ============       ============

NOTE 5: OUTSTANDING COMMITMENTS

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The corporation uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

A summary of the contractual amount of the Corporation's exposure to off-balance sheet risk follows:

                                                                         March 31, 2003    December 31, 2002
                                                                         --------------    -----------------
                                                                               (Dollars in thousands)
Financial instruments whose contract amounts represent
   credit risk:
      Commitments to extend credit                                        $    221,643       $    222,407
      Standby letters of credit                                                 13,510             13,138

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public an d private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of March 31, 2003, and December 31, 2002, no amounts have been recorded as liabilities for the Corporation's potential obligations under these guarantees.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 2003 (unaudited) when compared with December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three months ending March 31, 2002, to be consistent with the classifications adopted as of and for the three months ending March 31, 2003.

FINANCIAL CONDITION AT MARCH 31, 2003 AS COMPARED TO DECEMBER 31, 2002

Total assets increased $18,564,000, or 1.3%, to $1,454,142,000 at March 31, 2003
from $1,435,578,000 at December 31, 2002. Securities available for sale decreased $332,000 or 0.1%, to $233,498,000 at March 31, 2003 from $233,830,000 at December 31, 2002. Loans decreased $1,308,000 or 0.1% to $1,099,735,000 at
March 31, 2003 from $1,101,043,000 at December 31, 2002, primarily due to decreases in the balances of 1-4 family residential mortgages and agricultural loans offset by growth in commercial, real estate construction, multifamily mortgages, and non-farm nonresidential mortgages.

Total deposits decreased $693,000, or 0.1%, to $1,212,912,000 at March 31, 2003
from $1,213,605,000 at December 31, 2002. Non interest-bearing deposits increased $3,281,000 or 2.2% to $154,386,000 at March 31, 2003 from $151,105,000 at December 31, 2002. Interest-bearing deposits decreased $3,974,000 or 0.4% to $1,058,526,000 at March 31, 2003 from $1,062,500,000 at December 31, 2002.
Long-term borrowings increased $6,000,000 or 8.4% to $77,759,000 at March 31, 2003, as compared to $71,759,000 at December 31, 2002.

In the first three months of 2003, the Corporation repurchased 7,500 shares of its common stock at an aggregate cost of $173,400. The Corporation's board of directors approved a stock repurchase plan on March 20, 2001, for the repurchase of 500,000 shares of common stock. Through March 31, 2003, the Corporation has repurchased 260,956 shares of common stock under this plan.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                    March 31, 2003   December 31, 2002
                                                                                    --------------   -----------------
                                                                                          (Dollars in thousands)
Non-accrual loans                                                                    $        990       $      1,265
Loans 90 days past due, still accruing                                                      4,499                963
Restructured loans                                                                             --                 --
Other real estate owned                                                                     5,482              5,724
Non-performing other assets                                                                     1                  1
                                                                                     ------------       ------------
    Total non-performing assets                                                      $     10,972       $      7,953
                                                                                     ============       ============
Total non-performing assets as a percentage of total assets                                  0.75%              0.55%
                                                                                     ============       ============
Total non-performing assets as a percentage of loans plus non-performing assets              0.99%              0.72%
                                                                                     ============       ============

Loans 90 days past due and still accruing were $4,499,000 or 0.41% of total loans as of March 31, 2003, compared to $963,000 or 0.09% as of December 31, 2002. Of the March 31, 2003, balance $3,584,000 relates to a commercial borrower which is expected to complete a plan of reorganization and refinance the debt during the second quarter of 2003. All remaining loans in this category are in the process of collection and management believes that sufficient collateral exists to cover contractual interest and principal payments on these loans.

The balance of other real estate owned decreased to $5,482,000 as of March 31, 2003, compared to $5,724,000 on December 31, 2002. This decrease was primarily attributable to the recording of a valuation adjustment in the amount of $300,000 by Busey Bank in connection with the carrying value of a hotel property in the McLean County market, which value was $4067,000 as of March 31, 2003. Busey Bank became mortgagee in possession of this property on June 28, 2002, and remains so pending completion of foreclosure proceedings which are expected to be completed during the third quarter of 2003.

RESERVE FOR LOAN LOSSES

The Corporation maintains its allowance for loan losses at a level management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. The allowance is calculated using a risk rating sytem which involves judgments, estimates, and uncertainties that are susceptible to change. This risk rating system is based on continuous credit reviews of the loan portfolio and considers changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans, current and anticipated economic conditions that may affect the borrowers' ability to pay, historical loan loss experience and other factors, which, in management's opinion, deserve current recognition in estimated loan losses. Changes in these factors or conditions could have significant impact on the Corporation's financial condition or results of operation.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past-due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses. Potential problem loans totaled $1,680,000 as of March 31, 2003, as compared to $1,053,000 as of December 31, 2002. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO MARCH 31, 2002

SUMMARY

Net income for the three months ended March 31, 2003, increased $152,000 or 3.2% to $4,842,000 as compared to $4,690,000 for the comparable period in 2002. Diluted earnings per share increased $0.01 or 2.9% to $.35 for the quarter ending March 31, 2003, as compared to $0.34 for the same period in 2002.

The Corporation's return on average assets was 1.38% for the three months ended March 31, 2003, as compared to 1.48% achieved for the comparable period in 2002. The Corporation's return on average stockholders' equity was 16.73% for the three months ended March 31, 2003, as compared to 17.86% for the same period in 2002.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $130,558,000 or 10.9% to $1,332,042,000 for the quarter ending March 31, 2003, as compared to $1,201,484,000 for the same period last year. This is due primarily to growth in the average balance of loans outstanding, U.S. Government obligations, and obligations of states and political subdivisions.

The balance of interest-bearing liabilities averaged $1,157,815,000 for the quarter ending March 31, 2003, an increase of $114,201,000 or 10.9% from the average balance of $1,043,614,000 for the same period in 2002. Growth in long-term debt and all categories of interest-bearing deposits was offset partially by declines in the average balance of short-term borrowings.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.70% for the three months ended March 31, 2003, as compared to 3.87% for the same period in 2002. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.46% for the three months ended March 31, 2003, compared to 3.61% for the same period in 2002.

Interest income, on a tax equivalent basis, for the three months ended March 31, 2003 was $18,992,000, which is $93,000 or 0.5% lower than for the same period in 2002. The average yield on total earning assets declined 66 basis points to 5.78% for the first quarter of 2003 as compared to 6.44% for the same period in 2002. Growth in the average balances of loans and investment securities was offset by the decline in yield on all categories of interest-earning assets.

Interest expense for the three months ended March 31, 2003, was $6,843,000, which is $779,000 or 10.2% lower than for the same period in 2002. The average rate paid on total interest-bearing liabilities declined 56 basis points to 2.40% for the first quarter of 2003 as compared to 2.96% for the same period in 2002. Growth in the average balances of interest-bearing deposits and long-term debt was offset by the decline in rates paid on all categories of deposits, short-term borrowings, and long-term debt.

PROVISION FOR LOAN LOSSES

The provision of loan losses of $600,000 for the three months ended March 31, 2003, was $35,000 more than the provision expense of $565,000 for the comparable period in 2002. The provision and the net charge-offs of $12,000 for the quarter ending March 31, 2003, resulted in the reserve representing 1.45% of total loans and 292% of non-performing loans at March 31, 2003, as compared to the reserve representing 1.40% of outstanding loans and 694% of non-performing loans at December 31, 2002. Net charge-offs for the first quarter of 2003 were $12,000 compared to $372,000 for the first quarter of 2002. The net chargeoff ratio (net charge-offs as a percentage of average loans) was 0.01% for the three months ending March 31, 2003, a decrease from 0.04% for the same period in 2002. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, increased $1,102,000 or 21.2% to $6,292,000 for the three months ended March 31, 2003, from $5,190,000 for the same period in 2002. Growth in service charges and gains on the sale of loans offset declines in trust fees, commissions and brokers' fees, and other operating income.

Gains of $2,235,000 were recognized on the sale of $118,546,000 of loans for the three months ended March 31, 2003, as compared to gains of $797,000 on the sale of $42,392,000 of loans in the prior year period. The increases in gains on the sale of loans and the principal balances sold can be attributed to the interest-rate environment experienced during the three months ended March 31, 2003, as customers refinanced existing home mortgages at lower interest rates. Management anticipates continued sales from the current mortgage loan production of the Corporation if mortgage loan originations allow and the sales of the loans necessary to maintain the Corporation's desired asset/liability structure. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage-backed securities.

During the three months ended March 31, 2003, the Corporation recognized security gains of approximately $110,000, after income taxes, representing 2.3% of net income. During the same period in 2001, security gains of approximately $165,000 after income taxes were recognized, representing 3.5% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a six-year period.

Total other expense increased $1,387,000 or 15.4% to $10,382,000 for the three months ended March 31, 2003 as compared to $8,995,000 for the same period in 2002.

Salaries and wages expense increased $391,000 or 9.1% to $4,689,000 for the three months ended March 31, 2003, as compared to $4,298,000 during the same period last year. Most of the growth in salary expense is related to commission and other incentive compensation programs for associates involved in originating, processing, and selling mortgage loans held for sale. The Corporation had 493 and 476 full-time-equivalent employees as of March 31, 2003, and 2002, respectively. Occupancy and furniture and equipment expenses decreased $7,000 or 0.5% to $1,497,000 for the three months ended March 31, 2003, from $1,504,000 in the prior year period.

Other operating expenses increased $780,000 or 50.4% to $2,329,000 for the three months ending March 31, 2003, compared to $1,549,000 for the same period in 2002. Other operating expenses for the three months ending March 31, 2003, include $70,000 in OREO expenses associated with operating the hotel property as mortgagee in possession as well as $357,000 in market valuation adjustments to reflect reductions in the estimated net realizable values of this property as well as others held in other real estate owned.

The Corporation's net overhead expense, total non-interest expense less non-interest income, net of security gains, divided by average assets, decreased to 1.17% for the three months ended March 31, 2003 from 1.20% in the prior year.

The Corporation's efficiency ratio is defined as operating expenses divided by net revenue. (More specifically it is defined as non-interest expense expressed as a percentage of the sum of tax equivalent net interest income and non-interest income, excluding security gains and amortization expense). The consolidated efficiency ratio for the three months ended March 31, 2003 was 55.7% as compared to 53.3% for the prior year period.

Income taxes for the three months ended March 31, 2003 increased to $2,476,000 as compared to $2,355,000 for the comparable period in 2002. As a percent of income before taxes, the provision for income taxes increased slightly to 33.8% for the quarter ending March 31, 2003, as compared to 33.4% for the same period in 2002.


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

                                                    Three Months Ended
                                             March 31, 2003     March 31, 2002
                                             --------------     --------------
                                             (Dollars in thousands except per
                                                      share amounts)
Reported net income                           $      4,842       $      4,690
Add goodwill amortization                               82                135
                                              ------------       ------------
Adjusted net income                           $      4,924       $      4,825
                                              ============       ============

BASIC EARNINGS PER SHARE
Reported net income                           $       0.36       $       0.35
Goodwill amortization                                   --                 --
                                              ------------       ------------
Adjusted new income                           $       0.36       $       0.35
                                              ============       ============

DILUTED EARNINGS PER SHARE
Reported net income                           $       0.35       $       0.34
Goodwill amortization                                 0.01               0.01
                                              ------------       ------------
Adjusted net income                           $       0.36       $       0.35
                                              ============       ============

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

                                                          March 31, 2003
                   -----------------------------------------------------------------------------------------------
                                               First Busey
                                Busey Bank       Trust &                                              Consolidated
                   Busey Bank    Florida      Investment Co.    All Other     Totals    Eliminations     Totals
                   ----------   ----------    --------------   ----------   ----------  ------------  ------------
Interest income    $   17,689   $      924    $           36   $      597   $   19,246   $     (578)   $   18,668
Interest expense        5,787          494                --        1,141        7,422   $     (579)        6,843
Other income            5,043          104               986        6,400       12,533   $   (6,058)        6,475
Net income              5,089          (64)              275        5,191       10,491   $   (5,649)        4,842
Total assets        1,354,514       84,609             3,259      185,469    1,627,851   $ (173,709)    1,454,142

                                                           March 31, 2002
                   -----------------------------------------------------------------------------------------------
                                               First Busey
                                Busey Bank       Trust &                                              Consolidated
                   Busey Bank    Florida      Investment Co.    All Other     Totals    Eliminations     Totals
                   ----------   ----------    --------------   ----------   ----------  ------------  ------------
Interest income    $   18,033   $      658    $           40   $      607   $   19,338   $     (575)   $   18,763
Interest expense        6,711          322                --        1,155        8,188   $     (566)        7,622
Other income            3,604           76             1,262        6,478       11,420   $   (5,956)        5,464
Net income              4,716            6               364        5,207       10,293   $   (5,603)        4,690
Total assets        1,211,335       53,751             3,500      177,640    1,446,226   $ (169,508)    1,276,718

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

The Corporation's most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Corporation's operating, investing, lending and financing activities during any given period.

The Corporation's primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayment, deposits, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has not dealt in or used brokered deposits as a source of liquidity. The Corporation has an operating line with Bank One in the amount of $10,000,000, all of which was available as of March 31, 2003. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first quarter of 2003 the Corporation sold $118,546,000 and originated $107,157,000 in mortgage loans for sale compared to originations of $35,856,000 and sales of $42,392,000 during the first quarter of 2002. As of March 31, 2003, the Corporation held $49,372,000 in loans held for sale. Management intends to sell these loans during the second quarter of 2003.

The objective of liqudity management by the Corporation is to ensure that funds will be available to meet demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations. The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of March 31, 2003, and 2002, the Corporation had outstanding loan commitments including lines of credit of $221,643,000 and $194,397,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases. The following table summarizes significant contractual obligations and other commitments as of March 31, 2003:


                                                                    Company
                                                                   Obligated
                                                                   Mandatorily
                                        Short-and                  Redeemable
                         Certificates   Long-term                   Preferred
Due Within               of Deposit     Borrowing      Leases      Securities       Total
----------               -----------   -----------   -----------   -----------   -----------
                                                (dollars in thousands)
1 year                   $   298,188   $       262   $       759   $        --   $   299,209
2 years                       82,453         9,262           754            --        92,469
3 years                       51,402        14,262           706            --        66,370
4 years                       30,653        15,262           695            --        46,610
5 years                       41,160        34,237           598            --        75,995
Thereafter                       102         4,474           744        25,000        30,320
                         -----------   -----------   -----------   -----------   -----------
Total                    $   503,958   $    77,759   $     4,256   $    25,000   $   610,973
                         ===========   ===========   ===========   ===========   ===========

Commitments to extend credit                                                     $   221,643
                                                                                 ===========

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 2003, the Corporation earned $4,842,000 and paid dividends of $2,305,000 to stockholders, resulting in a retention of current earnings of $2,537,000. The Corporation's dividend payout for the three months ended March 31, 2003 was 47.6%.

The Corporation and the Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 (as defined) to average assets (as defined). Management believes, as of March 31, 2003, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

Following is a summary of First Busey Corporation's capital ratios as of March 31, 2003 and December 31, 2002:

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                       For Capital          Prompt Corrective
                                              Actual                Adequacy Purposes       Action Provisions
                                             -------------------    -------------------    -------------------
                                              Amount     Ratio       Amount     Ratio       Amount     Ratio
                                             --------   --------    --------   --------    --------   --------
                                                                  (Dollars in Thousands)
As of March 31, 2003:
   Total Capital (to Risk Weighted Assets)
   Consolidated                              $142,600      13.45%   $ 84,837       8.00%        N/A         N/A
   Busey Bank                                $110,909      11.21%   $ 79,141       8.00%   $ 98,926      10.00%
   Busey Bank Florida                        $111,838      21.52%   $  4,402       8.00%   $  5,503      10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                              $124,133      11.71%   $ 42,419       4.00%        N/A         N/A
   Busey Bank                                $ 93,980       9.50%   $ 39,571       4.00%   $ 59,356       6.00%
   Busey Bank Florida                        $ 11,216      20.38%   $  2,201       4.00%   $  3,302       6.00%

Tier I Capital (to Average Assets)
   Consolidated                              $124,133       8.93%   $ 56,371       4.00%        N/A         N/A
   Busey Bank                                $ 93,980       7.19%   $ 52,301       4.00%   $ 65,376       5.00%
   Busey Bank Florida                        $ 11,216      13.26%   $  3,385       4.00%   $  4,231       5.00%

As of December 31, 2002:
   Total Capital (to Risk Weighted Assets)
   Consolidated                              $137,796      13.31%   $ 82,830       8.00%        N/A         N/A
   Busey Bank                                $108,321      11.13%   $ 77,846       8.00%   $ 97,307      10.00%
   Busey Bank Florida                        $ 11,802      25.47%   $  3,708       8.00%   $  4,634      10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                              $119,897      11.58%   $ 41,415       4.00%        N/A         N/A
   Busey Bank                                $ 91,826       9.44%   $ 38,923       4.00%   $ 58,385       6.00%
   Busey Bank Florida                        $ 11,280      24.34%   $  1,854       4.00%   $  2,781       6.00%

Tier I Capital (to Average Assets)
   Consolidated                              $119,897       8.66%   $ 55,389       4.00%        N/A         N/A
   Busey Bank                                $ 91,826       7.03%   $ 52,244       4.00%   $ 65,305       5.00%
   Busey Bank Florida                        $ 11,280      16.50%   $  2,736       4.00%   $  3,420       5.00%

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 2003.

                                                                     Rate Sensitive Within
                                       --------------------------------------------------------------------------------
                                          1-30         31-90         91-180      181 Days -       Over
                                          Days          Days          Days         1 Year        1 Year        Total
                                       ----------    ----------    ----------    ----------    ----------    ----------
                                                                    (Dollars in thousands)
Interest-bearing deposits              $       33    $       --    $       --    $       --    $       --    $       33
Federal funds sold                         18,500            --            --            --            --        18,500
Investment securities                       5,011        16,210        20,292        26,506        88,078       156,097
    U.S. Governments
    Obligations of states and
        political subdivisions              3,760           640         1,825         5,707        40,223        52,155
    Other securities                       11,490            --            --           206        13,551        25,247
Loans (net of unearned int.)              487,630        79,132        71,179       106,981       354,813     1,099,735
                                       ----------    ----------    ----------    ----------    ----------    ----------
    Total rate-sensitive assets        $  526,424    $   95,982    $   93,296    $  139,400    $  496,665    $1,351,767
                                       ----------    ----------    ----------    ----------    ----------    ----------

Interest bearing transaction
    deposits                           $   38,378    $       --    $       --    $       --    $       --    $   38,378
Savings deposits                          105,764            --            --            --            --       105,764
Money market deposits                     410,426            --            --            --            --       410,426
Time deposits                              50,830        69,871        84,256        98,355       200,646       503,958
Short-term borrowings:
    Federal funds purchased &               9,005            --            --            --            --         9,005
        repurchase agreements
    Other                                      --            --            --         1,759            --         1,759
Long-term debt                                 --         1,500            --            --        74,500        76,000
Company obligated mandatorily
    redeemable preferred securities            --            --            --            --        25,000        25,000
                                       ----------    ----------    ----------    ----------    ----------    ----------
    Total rate-sensitive liabilities   $  614,403    $   71,371    $   84,256    $  100,114    $  300,146    $1,170,290
    Rate-sensitive assets less
        rate-sensitive liabilities     $  (87,979)   $   24,611    $    9,040    $   39,286    $  196,519    $  181,476
                                       ----------    ----------    ----------    ----------    ----------    ----------

    Cumulative Gap                     $  (87,979)   $  (63,368)   $  (54,328)   $  (15,042)   $  181,477
                                       ==========    ==========    ==========    ==========    ==========
    Cumulative amounts as a
       percentage of total
       rate-sensitive assets                -6.51%        -4.69%        -4.02%        -1.11%        13.43%
                                       ==========    ==========    ==========    ==========    ==========
    Cumulative ratio                         0.86          0.91          0.93          0.98          1.16
                                       ==========    ==========    ==========    ==========    ==========

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $88.0 million in the 1-30 days repricing period as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure at March 31, 2003 will benefit the Corporation more if interest rates fall during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than the rates on rate-sensitive assets. After one year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets repricing would exceed the volume of rate-sensitive liabilities subject to repricing.

The funds management policies of Busey Bank and Busey Bank Florida require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of March 31, 2003, the banks and the Corporation, on a consolidated basis are within those guidelines.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     QUARTERS ENDED MARCH 31, 2003 AND 2002

                                                                2003                                  2002
                                             --------------------------------------  ----------------------------------
                                               Average         Income/      Yield/     Average       Income/    Yield/
                                               Balance         Expense       Rate      Balance       Expense     Rate
                                             -----------     -----------   --------  -----------   -----------  -------
ASSETS                                                                    (Dollars in thousands)
  Federal funds sold                         $    11,627     $        33     1.15%   $    15,101   $        58   1.56%
  Investment securities
    U.S. Government obligations                  161,105           1,444     3.64%       135,483         1,618   4.84%
    Obligations of states and political
      subdivisions(1)                             50,874             795     6.34%        42,144           745   7.17%
    Other securities                              25,056             189     3.06%        24,146           199   3.34%
  Loans (net of unearned interest)(1)(2)       1,083,380          16,531     6.19%       984,610        16,465   6.78%
                                             -----------     -----------             -----------   -----------
  Total interest earning assets              $ 1,332,042     $    18,992     5.78%   $ 1,201,484   $    19,085   6.44%
                                                             ===========                           ===========
  Cash and due from banks                         37,051                                  32,929
  Premises and equipment                          27,433                                  28,851
  Reserve for loan losses                        (15,591)                                (13,687)
  Other assets                                    42,095                                  37,159
                                             -----------                             -----------
Total Assets                                 $ 1,423,030                             $ 1,286,736
                                             ===========                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing transaction deposits      $    17,794     $        25     0.57%   $    14,783   $        38   1.04%
  Savings deposits                               101,745             212     0.85%        96,761           267   1.12%
  Money market deposits                          425,608             916     0.87%       405,618         1,333   1.33%
  Time deposits                                  507,093           4,271     3.42%       440,960         4,627   4.26%
  Short-term borrowings:
    Federal funds purchased                        1,639               6     1.48%           262             1   1.55%
    Repurchase agreements                          5,977              39     2.65%         8,920           125   5.68%
    Other                                             --              --     0.00%         1,500            13   3.51%
  Long-term debt                                  72,959             811     4.51%        49,810           655   5.33%
  Company obligated mandiatorily
    redeemable preferred securities               25,000             563     9.13%        25,000           563   9.13%
                                             -----------     -----------             -----------   -----------
  Total interest-bearing liabilities         $ 1,157,815     $     6,843     2.40%   $ 1,043,614   $     7,622   2.96%
                                                             ===========                           ===========

  Net interest spread                                                        3.38%                               3.48%
                                                                             ====                                ====

  Demand deposits                                138,466                                 127,960
  Other liabilities                                9,349                                   8,637
  Stockholders' equity                           117,400                                 106,525
                                             -----------                             -----------
Total Liabilities and Stockholders' Equity   $ 1,423,030                             $ 1,286,736
                                             ===========                             ===========

Interest income / earning assets(1)          $ 1,332,042     $    18,992     5.78%   $ 1,201,484   $    19,085   6.44%
Interest expense / earning assets            $ 1,332,042           6,843     2.08%   $ 1,201,484         7,622   2.57%
                                                             -----------     ----                  -----------   ----
Net interest margin(1)                                       $    12,149     3.70%                 $    11,463   3.87%
                                                             ===========     ====                  ===========   ====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     QUARTERS ENDED MARCH 31, 2003 AND 2002

                                                                             Change due to(1)

                                                                     Average     Average       Total
                                                                     Volume     Yield/Rate     Change
                                                                    ---------   -----------   ---------

                                                                          (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                              $     (12)   $     (13)   $     (25)
    Investment securities:
        U.S. Government obligations                                       267         (441)        (174)
        Obligations of states and political
            subdivisions(2)                                               145          (95)          50
        Other securities                                                    7          (17)         (10)
    Loans(2)                                                            1,577       (1,511)          66
                                                                    ---------    ---------    ---------

Change in interest income(2)                                        $   1,984    $  (2,077)   $     (93)
                                                                    ---------    ---------    ---------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                           $       6    $     (19)   $     (13)
    Savings deposits                                                       13          (68)         (55)
    Money market deposits                                                  63         (480)        (417)
    Time deposits                                                         635         (991)        (356)
    Short-term borrowings:
        Federal funds purchased                                             5           --            5
            Repurchase agreements                                         (33)         (53)         (86)
        Other                                                              (6)          (7)         (13)
    Long-term debt                                                        269         (113)         156
    Company obligated mandatorily redeemable preferred securities          --           --           --
                                                                    ---------    ---------    ---------

Change in interest expense                                          $     952    $  (1,731)   $    (779)
                                                                    ---------    ---------    ---------

Increase in net interest income(2)                                  $   1,032    $    (346)   $     686
                                                                    =========    =========    =========

(1)   Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

         ITEM 3: QUANTITAVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of -175 basis points, -100 basis points, +100 basis points and +200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of March 31, 2003, is as follows:

                                                                               Basis Point Changes
                                                                       -175       -100       +100      +200
                                                                      ------     ------     ------    ------
      Percentage  change in net interest income due to an
          immediate change in interest rates over a one-year period  (4.30%)    (2.12%)     3.42%     6.73%

                         ITEM 4: CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

        None

ITEM 2: Changes in Securities

        Not applicable

ITEM 3: Defaults Upon Senior Securities

        Not applicable

ITEM 4: The annual meeting of stockholders of First Busey Corporation was held on April 22, 2003. At that meeting, the following matter was approved by the stockholders:

        Election of the following fourteen (14) directors to serve until the next annual meeting of stockholders:

        Joseph M. Ambrose                   P. David Kuhl
        Samuel P. Banks                     V.B. Leister, Jr.
        T.O. Dawson                         Douglas C. Mills
        Victor F. Feldman                   Linda M. Mills
        Kenneth M. Hendren                  Edwin A. Scharlau II
        E. Phillips Knox                    David C. Thies
        Barbara J. Kuhl                     Arthur R. Wyatt

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

        (b)   Reports on Form 8-K

              On April 16, 2003, First Busey Corporation filed a report on Form 8-K (Item 5) dated April 17, 2003 releasing its financial results for the three months ending March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                               By: //Douglas C. Mills//
                                   ---------------------------------------------

                                   Douglas C. Mills
                                   Chairman of the Board and Chief Executive
                                   Officer


                               By: //Barbara J. Jones//
                                   ---------------------------------------------

                                   Barbara J. Jones
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)

Date: May 15, 2003

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

                              //Douglas C. Mills//
                              -------------------------------------
                              Douglas C. Mills
                              Chairman of the Board and Chief Executive Officer

Date: March 15, 2003

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

                                               // Barbara J. Jones//
                                              ---------------------------------
                                               Barbara J. Jones
                                               Chief Financial Officer

Date: March 15, 2003