Form 10-Q
period 2003-06-30
FIRST BUSEY CORP /NV/
filed 2003-08-14
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2003             Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

              Nevada                                       37-1078406
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or organization)                               No.)

          201 W. Main St.,
          Urbana, Illinois                                   61801
-------------------------------                  -------------------------------
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

Yes      X       No
    -----------     -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

Yes      X       No
    -----------     -----------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at August 1, 2003
     ------------------------------------------------------------------------
     Common Stock, without par value                13,614,920

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                         2 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                           June 30, 2003     December 31, 2002
                                                                           -------------     -----------------
                                                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                                                      $    45,871           $    47,645
Federal funds sold                                                                33,300                     -
Securities available for sale (amortized cost 2003, $230,364;
 2002, $216,801)                                                                 248,829               233,830

Loans                                                                          1,114,804             1,101,043
Allowance for loan losses                                                        (16,327)              (15,460)
                                                                             -----------           -----------
  Net loans                                                                  $ 1,098,477           $ 1,085,583

Premises and equipment                                                            25,389                27,359
Cash surrender value of bank owned life insurance                                 16,436                11,109
Goodwill                                                                           7,380                 7,380
Other intangible assets                                                            2,258                 2,464
Other assets                                                                      22,272                20,208
                                                                             -----------           -----------
    Total assets                                                             $ 1,500,212           $ 1,435,578
                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
  Noninterest bearing                                                        $   161,122           $   151,105
  Interest bearing                                                             1,096,160             1,062,500
                                                                             -----------           -----------
  Total deposits                                                             $ 1,257,282           $ 1,213,605

Securities sold under agreements to repurchase                                     8,162                 2,467
Long-term debt                                                                    77,759                71,759
Company obligated mandatorily redeemable preferred securities                     25,000                25,000
Other liabilities                                                                  8,486                 7,584
                                                                             -----------           -----------
     Total liabilities                                                       $ 1,376,689           $ 1,320,415
                                                                             -----------           -----------
STOCKHOLDERS' EQUITY

Preferred stock                                                              $         -           $         -
Common stock                                                                       6,291                 6,291
Surplus                                                                           21,004                20,862
Retained earnings                                                                 97,225                91,639
Accumulated other comprehensive income                                            11,142                10,276
                                                                             -----------           -----------
     Total stockholders' equity before treasury stock, unearned ESOP
      shares and deferred compensation for stock grants                      $   135,662           $   129,068
Treasury stock, at cost                                                          (10,312)              (12,050)
Unearned ESOP shares and deferred compensation for stock grants                   (1,827)               (1,855)
                                                                             -----------           -----------
     Total stockholders' equity                                              $   123,523           $   115,163
                                                                             -----------           -----------
     Total liabilities and stockholders' equity                              $ 1,500,212           $ 1,435,578
                                                                             ===========           ===========
Common shares outstanding at period end                                       13,652,220            13,568,220
                                                                             ===========           ===========

See notes to unaudited consolidated financial statements.

                                                                         3 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                                 2003                  2002
                                                                               -------                -------
                                                                                (Dollars in thousands, except
                                                                                    per share amounts)
INTEREST INCOME:
  Interest and fees on loans                                                   $32,839                $32,637
  Interest and dividends on investment securities:
    Taxable interest income                                                      3,149                  3,659
    Non-taxable interest income                                                  1,031                    977
    Dividends                                                                       76                     61
  Interest on federal funds sold                                                    77                     86
                                                                               -------                -------
    Total interest income                                                      $37,172                $37,420
                                                                               -------                -------
INTEREST EXPENSE:
  Deposits                                                                     $10,600                $12,366
  Short-term borrowings                                                             97                    265
  Long-term debt                                                                 1,671                  1,405
  Company obligated mandatorily redeemable preferred securities                  1,125                  1,125
                                                                               -------                -------
    Total interest expense                                                     $13,493                $15,161
                                                                               -------                -------
    Net interest income                                                        $23,679                $22,259
  Provision for loan losses                                                        930                  1,480
                                                                               -------                -------
    Net interest income after provision for loan losses                        $22,749                $20,779
                                                                               -------                -------
OTHER INCOME:
  Trust                                                                        $ 2,291                $ 2,611
  Commissions and brokers fees, net                                                976                  1,095
  Service charges on deposit accounts                                            3,529                  3,411
  Other service charges and fees                                                   955                    862
  Security gains, net                                                              299                    473
  Gain on sales of loans                                                         4,474                  1,356
  Increase in cash surrender value of life insurance                               327                    336
  Other operating income                                                           495                    906
                                                                               -------                -------
    Total other income                                                         $13,346                $11,050
                                                                               -------                -------
OTHER EXPENSES:
  Salaries and wages                                                           $ 9,636                $ 8,640
  Employee benefits                                                              1,884                  1,823
  Net occupancy expense of premises                                              1,529                  1,557
  Furniture and equipment expenses                                               1,310                  1,481
  Data processing                                                                  879                    710
  Stationery, supplies and printing                                                519                    490
  Amortization of intangible assets                                                206                    224
  Other operating expenses                                                       4,403                  3,470
                                                                               -------                -------
    Total other expenses                                                       $20,366                $18,395
                                                                               -------                -------
  Income before income taxes                                                   $15,729                $13,434
    Income taxes                                                                 5,531                  4,457
                                                                               -------                -------
    NET INCOME                                                                 $10,198                $ 8,977
                                                                               =======                =======

BASIC EARNINGS PER SHARE                                                       $  0.75                $  0.66
                                                                               =======                =======
DILUTED EARNINGS PER SHARE                                                     $  0.75                $  0.66
                                                                               =======                =======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                   $  0.34                $  0.30
                                                                               =======                =======

See notes to unaudited consolidated financial statements.

                                                                         4 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                 2003                  2002
                                                                                -------               -------
                                                                                (Dollars in thousands, except
                                                                                    per share amounts)
INTEREST INCOME
  Interest and fees on loans                                                    $16,354               $16,233
  Interest and dividends on investment securities:
    Taxable interest income                                                       1,554                 1,873
    Non-taxable interest income                                                     514                   493
    Dividends                                                                        38                    30
  Interest on federal funds sold                                                     44                    28
                                                                                -------               -------
    Total interest income                                                       $18,504               $18,657
                                                                                -------               -------
INTEREST EXPENSE:
  Deposits                                                                      $ 5,176               $ 6,101
  Short-term borrowings                                                              52                   126
  Long-term debt                                                                    860                   750
  Company obligated mandatorily redeemable preferred securities                     562                   562
                                                                                -------               -------
    Total interest expense                                                      $ 6,650               $ 7,539
                                                                                -------               -------
    Net interest income                                                         $11,854               $11,118
Provision for loan losses                                                           330                   915
                                                                                -------               -------
    Net interest income after provision for loan losses                         $11,524               $10,203
                                                                                -------               -------
OTHER INCOME:
  Trust                                                                         $ 1,184               $ 1,361
  Commissions and brokers fees, net                                                 511                   554
  Service charges on deposit accounts                                             1,836                 1,855
  Other service charges and fees                                                    505                   440
  Security gains, net                                                               116                   199
  Gains on sales of pooled loans                                                  2,239                   559
  Increase in cash surrender value of life insurance                                167                   159
  Other operating income                                                            313                   459
                                                                                -------               -------
    Total other income                                                          $ 6,871               $ 5,586
                                                                                -------               -------
OTHER EXPENSES:
  Salaries and wages                                                            $ 4,947               $ 4,342
  Employee benefits                                                                 922                   892
  Net occupancy expense of premises                                                 714                   782
  Furniture and equipment expenses                                                  628                   752
  Data processing                                                                   370                   342
  Stationary, supplies and printing                                                 226                   257
  Amortization of intangible assets                                                 103                   112
  Other operating expenses                                                        2,074                 1,921
                                                                                -------               -------
    Total other expenses                                                        $ 9,984               $ 9,400
                                                                                -------               -------
    Income before income taxes                                                  $ 8,411               $ 6,389
Income taxes                                                                      3,055                 2,102
                                                                                -------               -------
NET INCOME                                                                      $ 5,356               $ 4,287
                                                                                =======               =======
BASIC EARNINGS PER SHARE                                                        $  0.39               $  0.32
                                                                                =======               =======
DILUTED EARNINGS PER SHARE                                                      $  0.39               $  0.32
                                                                                =======               =======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                    $  0.17               $  0.15
                                                                                =======               =======

See notes to unaudited consolidated financial statements.

                                                                         5 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                2003          2002
                                                                              ---------     --------
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $  10,198     $  8,977
  Adjustments to reconcile net income to net cash provided by operating activities:
     Stock-based compensation                                                        28           57
     Depreciation and amortization                                                1,940        1,961
     Provision for loan losses                                                      930        1,480
     Provision for deferred income taxes                                           (646)         766
     Stock dividends                                                               (275)        (145)
     Amortization of investment security discounts                                 (158)        (212)
     Gain on sales of investment securities, net                                   (299)        (473)
     Gain on sale of pooled loans                                                (4,474)      (1,356)
     Gain on sale and disposition of premises and equipment                        (420)         (28)
     Market valuation adjustment on OREO property                                   694            -
     Change in assets and liabilities:
       Increase in other assets                                                  (2,493)      (1,904)
       Increase in accrued expenses                                               1,554        3,104
       (Decrease) increase in interest payable                                     (460)         264
       Decrease in income taxes receivable                                            -           22
       Decrease in income taxes payable                                            (116)           -
                                                                              ---------     --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
          LOAN ORIGINATIONS AND SALES                                         $   6,003     $ 12,513
                                                                              ---------     --------

Loans originated for sale                                                      (224,162)     (89,363)
Proceeds from sales of loans                                                    241,803      100,922
                                                                              ---------     --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                            $  23,644     $ 24,072
                                                                              ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of securities classified available for sale                12,832       17,544
  Proceeds from maturities of securities classified available for sale          119,908       36,020
  Purchase of securities classified available for sale                         (145,571)     (58,599)
  Increase in federal funds sold                                                (33,300)      (7,700)
  Increase in loans                                                             (27,256)     (48,418)
  Proceeds from sale of premises and equipment                                    1,644          106
  Purchases of premises and equipment                                              (988)        (992)
  Increase in investment in bank owned life insurance                            (5,000)        (344)
  Increase in cash surrender value of bank owned life insurance                    (327)        (336)
                                                                              ---------     --------
     NET CASH USED IN INVESTING ACTIVITIES                                    $ (78,058)    $(62,719)
                                                                              ---------     --------

                                                                     (Continued)

                                                                         6 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in certificates of deposit                          $  (4,438)    $36,320
  Net increase (decrease) in demand, money market and saving deposits            48,115      (6,507)
  Cash dividends paid                                                            (4,612)     (4,074)
  Purchase of treasury stock                                                       (416)     (1,796)
  Proceeds from sale of treasury stock                                            2,296         763
  Net increase (decrease) in securities sold under agreement to repurchase        5,695      (4,746)
  Proceeds from short-term borrowings                                                 -         500
  Principal payments on short-term borrowings                                         -      (2,500)
  Proceeds from issuance of long-term debt                                        6,000      31,000
  Principal payments on long-term borrowings                                          -      (8,000)
                                                                              ---------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                $  52,640     $40,960
                                                                              ---------     --------
     NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                       $  (1,774)    $ 2,313
Cash and due from banks, beginning                                               47,645     $41,580
                                                                              ---------     --------
Cash and due from banks, ending                                               $  45,871     $43,893
                                                                              =========     ========

See notes to unaudited consolidated financial statements.


                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         2003             2002
                                                         ----            ------
                                                         (Dollars in thousands)
Other real estate acquired in settlement of loans        $265            $5,812
                                                         ====            ======


                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                           2003            2002
                                                                          -------        -------
                                                                          (Dollars in thousands)
Net income                                                                $10,198        $ 8,977
                                                                          -------        -------
Other comprehensive income, before tax:
  Unrealized gains on securities:
    Unrealized holding gains arising during period                        $ 1,735        $ 2,221
    Less reclassification adjustment for gains included in net income        (299)          (473)
                                                                          -------        -------
Other comprehensive income, before tax                                    $ 1,436        $ 1,748
  Income tax expense related to items of other comprehensive income           570            694
                                                                          -------        -------
  Other comprehensive income, net of tax                                  $   866        $ 1,054
                                                                          -------        -------
  Comprehensive income                                                    $11,064        $10,031
                                                                          =======        =======

                                                                         7 of 33

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


NOTE 2: LOANS

The major classifications of loans as of June 30, 2003 and December 31, 2002 were as follows:

                                                    June 30, 2003    December 31, 2002
                                                    ----------------------------------
                                                         (Dollars in thousands)
Commercial                                            $  119,857        $  118,004
Real estate construction                                 147,911           129,872
Real estate - farmland                                    13,430            13,421
Real estate - 1-4 family residential mortgage            406,941           430,189
Real estate - multifamily mortgage                        70,297            57,559
Real estate - non-farm nonresidential mortgage           280,895           274,153
Installment                                               55,710            55,811
Agricultural                                              19,763            22,034
                                                    ----------------------------------
                                                      $1,114,804        $1,101,043
Less:
  Allowance for loan losses                               16,327            15,460
                                                    ----------------------------------
  Net loans                                           $1,098,477        $1,085,583
                                                    ==================================


The real estate-mortgage category includes loans held for sale with carrying values of $47,594,000 at June 30, 2003 and $60,761,000 at December 31, 2002;
these loans had fair market values of $48,541,000 and $61,685,000 respectively.

                                                                         8 of 33

NOTE 3: EARNINGS PER SHARE

Net income per common share has been computed as follows:

                                                                 Three Months Ended               Six Months Ended
                                                                       June 30,                       June 30,
                                                               2003             2002            2003           2002
                                                            -----------------------------------------------------------
Net income                                                  $ 5,356,000     $ 4,287,000     $10,198,000     $ 8,977,000
Shares:
  Weighted average common shares outstanding                 13,572,024      13,564,129      13,561,358      13,572,538

  Diluted effect of outstanding options, as determined
   by the application of the treasury stock method              120,933          78,589         117,426          77,066
                                                            -----------     -----------     -----------     -----------

Weighted average common shares outstanding,
 as adjusted for diluted earnings per share calculation      13,692,957      13,642,718      13,678,784      13,649,604
                                                            ===========     ===========     ===========     ===========

Basic earnings per share                                    $      0.39     $      0.32     $      0.75     $      0.66
                                                            ===========     ===========     ===========     ===========
Diluted earnings per share                                  $      0.39     $      0.32     $      0.75     $      0.66
                                                            ===========     ===========     ===========     ===========


                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:

                                                                  Three Months Ended         Six Months Ended
                                                                       June 30,                    June 30,
                                                                (dollars in thousands)     (dollars in thousands)

                                                                 2003            2002        2003           2002
                                                                -------------------------------------------------
Net income as reported                                          $5,356          $4,287     $10,198         $8,977
Less compensation expense determined under fair value
 method for all options granted, net of related tax effects         64              51         128             86
                                                                ------          ------     -------         ------
Pro-forma net income                                            $5,292          $4,236     $10,070         $8,891
                                                                ======          ======     =======         ======

BASIC EARNINGS PER SHARE
Reported net income                                             $ 0.39          $ 0.32     $  0.75         $ 0.66
Less compensation expense                                            -            0.01        0.01              -
                                                                ------          ------     -------         ------
Pro-forma net income                                            $ 0.39          $ 0.31     $  0.74         $ 0.66
                                                                ======          ======     =======         ======

DILUTED EARNINGS PER SHARE
Reported net income                                             $ 0.39          $ 0.32     $  0.75         $ 0.66
Less compensation expense                                            -            0.01        0.01           0.01
                                                                ------          ------     -------         ------
Pro-forma net income                                            $ 0.39          $ 0.31     $  0.74         $ 0.65
                                                                ======          ======     =======         ======

The Corporation has not granted any stock options during 2003.

                                                                         9 of 33

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

A summary of the contractual amount of the Corporation's exposure to off-balance sheet risk follows:

                                                                      June 30, 2003        December 31, 2002
                                                                      --------------------------------------
                                                                              (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                          $233,745               $222,407
  Standby letters of credit                                               11,515                 13,138

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of June 30 2003, and December 31, 2002, no amounts have been recorded as liabilities for the Corporation's potential obligations under these guarantees.


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

                                                                        10 of 33

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


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 2003 (unaudited), as compared with December 31, 2002 and the results of operations for the six months ended June 30, 2003 and 2002 (unaudited), and the results of operations for the three months ended June 30, 2003 and 2002 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three and six months ending June 30, 2002, to be consistent with the classifications adopted as of and for the six months ending June 30, 2003.


FINANCIAL CONDITION AT JUNE 30, 2003 AS COMPARED TO DECEMBER 31, 2002

Total assets increased $64,634,000 or 4.5%, to $1,500,212,000 at June 30, 2003
from $1,435,578,000 at December 31, 2002. Securities available for sale increased $14,999,000, or 6.4%, to $248,829,000 at June 30, 2003 from
$233,830,000 at December 31, 2002. Loans increased $13,761,000, or 1.3%, to
$1,114,804,000 at June 30, 2003 from $1,101,043,000 at December 31, 2002, primarily due to increases in real estate construction, multifamily, and non-farm nonresidential mortgages. These increases were partially offset by decreases in 1-4 family residential mortgages and agricultural loans.

Total deposits increased $43,677,000, or 3.6%, to $1,257,282,000 at June 30,
2003 from $1,213,605,000 at December 31, 2002. Noninterest-bearing deposits increased 6.6% to $161,122,000 at June 30, 2003 from $151,105,000 at December
31, 2002. Interest-bearing deposits increased 3.2% to $1,096,160,000 at June 30, 2003 from $1,062,500,000 at December 31, 2002.

Securities sold under agreements to repurchase increased $5,695,000 to $8,162,000 as of June 30, 2003, as compared to $2,467,000 as of December 31, 2002. Long-term debt increased $6,000,000 or 8.4% to $77,759,000 at June 30,
2003, compared to $71,759,000 at December 31, 2002. The increase in long-term debt is due to increases in Federal Home Loan Bank (FHLB) advances outstanding which were used primarily to fund loan growth.

In the first six months of 2003, the Corporation repurchased 17,800 shares of its common stock at an aggregate cost of $416,000. The Corporation's board of directors approved a stock purchase plan on March 20, 2001, for the repurchase of 500,000 shares of common stock. Through June 30, 2003, the Corporation has repurchased 271,256 shares of common stock under this plan.

                                                                        11 of 33

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.

                                                                                June 30, 2003     December 31, 2002
                                                                                -------------     -----------------
                                                                                      (Dollars in thousands)
Non-accrual loans                                                                      $1,145                $1,265
Loans 90 days past due, still accruing                                                  1,180                   963
Restructured loans                                                                          -                     -
Other real estate owned                                                                 5,293                 5,724
Non-performing other assets                                                                 1                     1
                                                                                       ------                ------
  Total non-performing assets                                                          $7,619                $7,953
                                                                                       ======                ======
Total non-performing assets as a percentage of total assets                              0.51%                0.55%
                                                                                       ======                ======
Total non-performing assets as a percentage of loans plus non-performing assets          0.68%                0.72%
                                                                                       ======                ======

Loans 90 days past due and still accruing were $1,180,000 or 0.11% of total loans as of June 30, 2003, compared to $963,000 or 0.09% of total loans as of December 31, 2002. The balance of other real estate owned decreased to $5,293,000 as of June 30, 2003, compared to $5,724,000 as of December 31, 2002.
This decrease is attributable primarily to the recording of valuation adjustments totaling $637,000 by Busey Bank in connection with the carrying value of a hotel property in the McLean County market. Busey Bank became mortgage in possession of this property on June 28, 2003, and remains so pending completion of foreclosure proceedings which are expected to be completed during the third quarter of 2003.


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

The Corporation maintains its allowance for loan losses at a level management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loss

                                                                        12 of 33
experience. The allowance is calculated using a risk rating system which involves judgments, estimates, and uncertainties that are susceptible to change. This risk rating system is based on continuous credit reviews of the loan portfolio and considers changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, specific problem loans, current and anticipated economic conditions that may affect the borrowers' ability to pay, historical loan loss experience and other factors, which, in management's opinion, deserve current recognition in estimating loan losses. Changes in these factors or conditions could have significant impact on the Corporation's financial condition or results of operation.


POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $4,216,000 at June 30, 2003 as compared to $1,053,000 as of December 31, 2002. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO JUNE 30, 2002

SUMMARY

Net income for the six months ended June 30, 2003 increased 13.6% to $10,198,000 as compared to $8,977,000 for the comparable period in 2002. Year-to-date diluted earnings per share increased 13.6% to $0.75 for the six months ending June 30, 2003 as compared to $.66 for the same period in 2002.

The Corporation's return on average assets was 1.43% for the six months ended June 30, 2003, as compared to 1.40% for the comparable period in 2002. The Corporation's return on average shareholders' equity was 17.23% for the six months ended June 30, 2003, as compared to 16.82% for the same period in 2002.


EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $137,079,000 or 11.3% to $1,345,941,000 for the six months ending June 30, 2003, as compared to $1,208,862,000 for same period last year. This is due primarily to growth in the average balances of loans outstanding, U.S. Government obligations, and obligations of states and political subdivisions.

Interest-bearing liabilities averaged $1,166,345,000 during the first six months of 2003, an increase of $115,673,000 or 11.0% from the average balance of $1,050,672,000 for the same period in 2002. This growth is due to increases in the average balances of long-term debt and all categories of interest-bearing deposit accounts.

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

Net interest income, on a fully taxable equivalent basis, increased $1,427,000 or 6.2% to $24,322,000 for the six months ended June 30, 2003, compared to $22,895,000 for the same period in 2002. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.64% for the six months ended June 30, 2003, as compared to 3.82% for the same period

                                                                        13 of 33
in 2002. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.41% for the six months ended June 30, 2003, compared to 3.56% for same period in 2002.

Interest income, on a tax equivalent basis, for the six months ended June 30, 2003, was $37,815,000, which is $241,000 or 0.6% lower than the $38,056,000 earned during the same period in 2002. The average yield on interest-earning assets declined 69 basis points to 5.66% for the six-month period ended June 30, 2003, compared to 6.35% for the same period in 2002. Declines in the yields on all categories of interest-earning assets offset the growth in the average balances of all categories of interest-earning assets.

Interest expense for the six months ended June 30, 2003, was $13,493,000, which is $1,668,000 or 11.0% lower than for the same period in 2002. The average rate paid on interest-bearing liabilities declined 58 basis points to 2.33% for the six months ended June 30, 2003, as compared to 2.91% for the same period in 2002. Growth in the average balances of all categories of interest-bearing liabilities was offset by declines in the average rate paid on all categories of interest-bearing liabilities.


PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses of $930,000 during the six months ended June 30, 2003, is $550,000 less than the $1,480,000 recorded during the comparable period in 2002. The provision and net charge-offs of $63,000 for the six-month period ending June 30, 2003, resulted in the allowance representing 1.46% of total loans and 702% of non-performing loans as of June 30, 2003, as compared to the allowance representing 1.40% of outstanding loans and 694% of non-performing loans as of December 31, 2002. Net charge-offs for the first six months of 2003 were $63,000 compared to $1,358,000 for the comparable period in 2002. The net chargeoff ratio (net charge-offs as a percentage of average loans) was 0.01% for the six-month period ending June 30, 2003, reflecting a decrease from 0.14% for the same period in 2002. The adequacy of the allowance for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.


OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, increased $2,470,000 or 23.4% to $13,047,000 for the six months ended June 30, 2003, compared to $10,577,000 for the same period in 2002. Growth in service charges and gains on the sale of loans were partially offset by declines in trust fees, commissions and brokers fees, and other operating income.

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

During the first six months of 2003 the Corporation recognized $4,474,000 on the sale of $237,329,000 compared to $1,356,000 on the sale of $99,566,000 of loans during the prior year period. The increase in gains on the sale of loans and the principal balances sold can be attributed to the interest-rate environment experienced during the six months ending June 30, 2003, as customers refinanced existing home mortgages at lower interest rates. Management anticipates continued sales from the current mortgage loan production of the Corporation if mortgage loan originations allow and the sales of loans necessary to maintain the Corporation's desired asset/liability structure. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage-backed securities.

In this low interest rate environment customers have prepaid loans in the corporation's sold loan portfolio more rapidly than anticipated when the loans were sold. This has resulted in more rapid amortization of the

                                                                        14 of 33

Corporation's mortgage servicing asset. During the second quarter of 2003, the Corporation recorded a valuation allowance of $215,000 to the carrying value of its mortgage servicing assets. Mortgage servicing asset amortization of $851,000 and the valuation allowance of $215,000 have been recorded as charges against the servicing income on sold mortgage loans and are included in other operating income.

During the six months ending June 30, 2003, the Corporation recognized security gains of approximately $180,000 after income taxes, representing 1.8% of net income. During the same period in 2002, security gains of approximately $285,000 after income taxes were recognized, representing 3.2% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a six-year period.

Total other expenses increased $1,971,000 or 10.7% to $20,366,000 for the six months ending June 30, 2003, compared to $18,395,000 for the comparable period in 2002.

Salaries and wage expense increased $996,000 or 11.5% to $9,636,000 for the six months ended June 30, 2003, as compared to $8,640,000 during the same period last year. Growth in the salary expense is due primarily to increases in commissions and other incentive compensation programs for associates involved in originating, processing, and selling mortgage loans held for sale. Growth in the Florida market also contributed to the increase in salary and wage expense as Busey Bank Florida opened a branch in Cape Coral, Florida, during the fourth quarter of 2002. The Corporation had 505 and 473 full-time equivalent employees as of June 30, 2003, and June 30, 2002, respectively.

Occupancy and furniture and equipment expenses decreased $199,000 or 6.6% to $2,839,000 for the six-month period ending June 30, 2003, compared to $3,038,000 during the comparable period in 2002. Data processing expenses increased $169,000 due to costs associated with the upgrade of Busey Bank's image capture system. These expenses were incurred during the first quarter of 2003. Other operating expenses increased $933,000 or 26.9% to $4,403,000 for the six month period ending June 30, 2003, compared to $3,470,000 for the comparable period in 2002. Of this increase, $637,000 is associated with the recording of valuation adjustments by Busey Bank on the carrying value of properties held in its other real estate owned inventory.

Income taxes for the six months ended June 30, 2003, increased to $5,531,000 as compared to $4,457,000 for the comparable period in 2002. As a percentage of income before taxes, the provision for income taxes increased to 35.2% for the six months ended June 30, 2003 from 33.2% for the comparable period in 2002.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003, AS COMPARED TO JUNE 30, 2002

SUMMARY

Net income for three months ended June 30, 2003, increased $1,069,000 or 24.9% to $5,356,000 as compared to $4,287,000 for the three months ending June 30, 2002. Diluted earnings per share increased $.07 or 21.9% to $0.39 for the three months ending June 30, 2003 as compared to $0.32 for the comparable period in 2002.

The Corporation's return on average assets was 1.48% for three month period ending June 30, 2003, compared to 1.32% for the comparable period in 2002. The return on average shareholders' equity increased to 17.71% for the three month period ending June 30, 2003, compared to 15.82% for the comparable period in 2002.


EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $143,360,000 or 11.8% to $1,359,539,000 for the three months ending June 30, 2003, as compared to $1,216,179,000 for same period last year. This is due primarily to growth in the average balances of outstanding loan balances.

                                                                        15 of 33

Interest-bearing liabilities averaged $1,174,715,000 during the three months ending June 30, 2003, an increase of $117,031,000 or 11.1% from the average balance of $1,057,684,000 for the same period in 2002. This growth is due increases in the average balances of long-term debt and all categories of interest-bearing deposit accounts.

Net interest income, on a fully taxable equivalent basis, increased $741,000 or 6.5% to $12,173,000 for the three months ended June 30, 2003, compared to $11,432,000 for the same period in 2002. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.59% for the three months ending June 30, 2003, as compared to 3.77% for the comparable period in 2002. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.37% for the three months ended June 30, 2003, compared to 3.52% for comparable period in 2002.

Interest income, on a tax equivalent basis, for the three month period ending June 30, 2003, was $18,823,000, which is $148,000 or 0.8% lower than the
$18,971,000 earned during the same period in 2002. The average yield on interest-earning assets declined 71 basis points to 5.55% for the three-month period ended June 30, 2003, compared to 6.26% for the same period in 2002. Declines in the yields on all categories of interest-earning assets offset the growth in the average balances of all categories of interest-earning assets.

Interest expense for the three months ending June 30, 2003, was $6,650,000, which is $889,000 or 11.8% lower than for the same period in 2002. The average rate paid on interest-bearing liabilities declined 59 basis points to 2.27% for the three months ended June 30, 2003, as compared to 2.86% for the same period in 2002. Declines in the average rate paid on all categories of interest-bearing liabilities offset growth in the average balances of all categories of interest-bearing liabilities.


OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security transactions, increased $1,368,000 or 25.4% to $6,755,000 for the three months ended June 30, 2003, compared to $5,387,000 for the same period in 2002. Growth in gains on the sale of loans were partially offset by declines in trust fees and other operating income. Gains of $2,239,000 were recognized on the sale of $118,783,000 of mortgage loans during the three months ending June 30, 2003, compared to gains of $559,000 on the sale of $57,174,000 in mortgage loans during the prior year period.

During the three-month period ending June 30, 2003, the Corporation recognized security gains of approximately $70,000, after income taxes, representing 1.3% of net income. During the comparable period in 2002, security gains of approximately $120,000, after income taxes, were recognized, representing 2.8% of net income.

Total other expenses increased $584,000 or 6.2% to $9,984,000 for the three months ending June 30, 2003, compared to $9,400,000 for the comparable period in 2002.

Salaries and wage expense increased $605,000 or 13.9% to $4,947,00 for the three months ended June 30, 2003, as compared to $4,342,000 during the same period last year. Again, the growth in salary and wage expense is due to increases in compensation programs for associates involved in originating, processing, and selling mortgage loans held for sale combined with the addition of the branch office in Cape Coral, Florida. Occupancy and furniture and equipment expenses decreased $192,000 or 12.5% to $1,342,000 for the three-month period ending June 30, 2003, compared to $1,534,000 during the comparable period in 2002.

Income taxes for the three-month period ending June 30, 2003, increased to $3,055,000 as compared to $2,102,000 for the comparable period in 2002. As a percentage of income before taxes, the provision for income taxes increased to 36.3% for the three months ended June 30, 2003 from 32.9% for the comparable period in 2002.

                                                                        16 of 33

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

                                Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                                2003          2002           2003          2002
                               ------        ------        -------        ------
                               (Dollars in thousands, except per share amounts)
Reported net income            $5,356        $4,287        $10,198        $8,977
Add goodwill amortization          82           100            164           201
                               ------        ------        -------        ------
Adjusted net income            $5,438        $4,387        $10,362        $9,178
                               ======        ======        =======        ======

BASIC EARNINGS PER SHARE
Reported net income            $ 0.39        $ 0.32        $  0.75        $ 0.66
Goodwill amortization            0.01          0.00           0.01          0.02
                               ------        ------        -------        ------
Adjusted net income            $ 0.40        $ 0.32        $  0.76        $ 0.68
                               ======        ======        =======        ======

DILUTED EARNINGS PER SHARE
Reported net income            $ 0.39        $ 0.32        $  0.75        $ 0.66
Goodwill amortization            0.01          0.00           0.01          0.01
                               ------        ------        -------        ------
Adjusted net income            $ 0.40        $ 0.32        $  0.76        $ 0.67
                               ======        ======        =======        ======

In April, 2003, Statement on Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Corporation does not anticipate this statement will have a significant impact upon the operations of First Busey or its subsidiaries.

In May, 2003, Statement on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.

This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

     - A financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur

     - A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may

                                                                        17 of 33
          require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled)

     - A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

               - A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares.
               - Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P and settleable with a variable number of the issuer's equity shares.
               - Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put option that could be net share settled.

The requirements of this Statement apply to issuer's classification and measurement of freestanding financial instruments, including that that comprise more than one option or forward contract.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

First Busey Corporation does not anticipate this Statement will have a significant impact upon the operations of the Corporation or its subsidiaries.


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

                                                                        18 of 33

                                                                       June 30, 2003
                           -------------------------------------------------------------------------------------------------------
                                                          First Busey
                                           Busey Bank       Trust &                                                 Consolidated
                            Busey Bank      Florida     Investment Co.    All Other       Totals     Eliminations      Totals
                           -------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Interest income             $   35,069        $ 1,988          $   71      $  1,195   $   38,323        $  (1,151)    $   37,172
Interest expense                11,357          1,010               -         2,279       14,646           (1,153)        13,493
Other income                    10,081            355           2,144        13,698       26,258          (12,912)        13,346
Net income                      10,503             55             665        11,120       22,343          (12,145)        10,198
Total assets                 1,395,252         87,758           3,187       190,049    1,676,246         (176,034)     1,500,212


                                                                       June 30, 2002
                           -------------------------------------------------------------------------------------------------------
                                                          First Busey
                                           Busey Bank       Trust &                                                 Consolidated
                            Busey Bank      Florida     Investment Co.    All Other       Totals     Eliminations      Totals
                           -------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Interest income             $   35,917        $ 1,366          $   79      $  1,209   $   38,571        $  (1,151)    $   37,420
Interest expense                13,327            674               -         2,297       16,298           (1,137)        15,161
Other income                     7,356            172           2,520        12,766       22,814          (11,764)        11,050
Net income                       9,134             48             763        10,095       20,040          (11,063)         8,977
Total assets                 1,287,848         56,103           3,642       179,975    1,527,568         (171,003)     1,356,565


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

The Corporation's primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayment, deposits, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has not dealt in or used brokered deposits as a source of liquidity. The Corporation has an operating line with Bank One in the amount of $10,000,000, all of which was available as of June 30, 2003. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first six months of 2003 the Corporation originated $224,162,000 and sold $237,329,000 in mortgage loans for sale compared to originations of $89,363,000 and sales of $99,566,000 during the first six months of 2002. As of June 30, 2003, the Corporation held $47,594,000 in loans held for sale. Management intends to sell these loans during the third quarter of 2003.

The objective of liquidity management by the Corporation is to ensure that funds will be available to meet demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30

                                                                        19 of 33
days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations. The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of June 30, 2003, and 2002, the Corporation had outstanding loan commitments including lines of credit of $233,745,000 and $222,407,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases. The following table summarizes significant contractual obligations and other commitments as of June 30, 2003:

                                                                                            Company
                                                                                           Obligated
                                                                                          Mandatorily
                                                 Short- and                               Redeemable
                            Certificates          Long-term                                Preferred
Due Within                   of Deposit           Borrowing             Leases            Securities             Total
----------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
1 year                          $311,339            $   262             $  765                $     -         $312,366
2 years                           81,539             15,262                738                      -           97,539
3 years                           44,994              8,262                705                      -           53,961
4 years                           39,181             18,262                682                      -           58,125
5 years                           33,157             31,237                560                      -           64,954
Thereafter                            62              4,474                619                 25,000           30,155
                            ------------------------------------------------------------------------------------------
Total                           $510,272            $77,759             $4,069                $25,000         $617,100
                            ==========================================================================================

Commitments to extend credit                                                                                  $233,745
                                                                                                              ========


CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 2003 the Corporation earned $10,198,000 and paid dividends of $4,612,000 to stockholders, resulting in a retention of current earnings of $5,586,000. The Corporation's dividend payout for the six months ended June 30, 2003 was 45.2%.

The Corporation and the Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2003, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

                                                                        20 of 33

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                 For Capital             Prompt Corrective
                                   Actual                     Adequacy Purposes          Action Provisions
                                -------------------------------------------------------------------------------
                                   Amount        Ratio       Amount        Ratio        Amount        Ratio
                                -------------------------------------------------------------------------------
                                                            (Dollars in thousands)
AS OF JUNE 30, 2003:
  Total Capital (to Risk Weighted Assets)
  Consolidated                    $146,444      13.83%      $84,278        8.00%           N/A         N/A
  Busey Bank                      $113,566      11.56%      $78,614        8.00%       $98,268      10.00%
  Busey Bank Florida              $ 11,985      19.81%      $ 4,840        8.00%       $ 6,049      10.00%

Tier I Capital (to Risk Weighted Assets)
  Consolidated                    $127,555      12.04%      $42,364         4.0%           N/A         N/A
  Busey Bank                      $ 96,498       9.82%      $39,307         4.0%       $58,961       6.00%
  Busey Bank Florida              $ 11.333      18.74%      $ 2,420         4.0%       $ 3,630       6.00%

Tier I Capital (to Average Assets)
  Consolidated                    $127,555       8.97%      $56,883         4.0%           N/A         N/A
  Busey Bank                      $ 96,498       7.28%      $53,054         4.0%       $66,318       5.00%
  Busey Bank Florida              $ 11,333      13.42%      $ 3,378         4.0%       $ 4,222       5.00%


AS OF DECEMBER 31, 2002:
  Total Capital (to Risk Weighted Assets)
  Consolidated                    $137,796      13.31%      $82,830         8.0%           N/A         N/A
  Busey Bank                      $108,321      11.13%      $77,846         8.0%       $97,307       10.0%
  Busey Bank Florida              $ 11,802      25.47%      $ 3,708         8.0%       $ 4,634       10.0%

Tier I Capital (to Risk Weighted Assets)
  Consolidated                    $119,897      11.58%      $41,415         4.0%           N/A         N/A
  Busey Bank                      $ 91,826       9.44%      $38,923         4.0%       $58,385       6.00%
  Busey Bank Florida              $ 11,280      24.34%      $ 1,854         4.0%       $ 2,781       6.00%

Tier I Capital (to Average Assets)
  Consolidated                    $119,897       8.66%      $55,389         4.0%           N/A         N/A
  Busey Bank                      $ 91,826       7.03%      $52,244         4.0%       $65,305       5.00%
  Busey Bank Florida              $ 11,280      16.50%      $ 2,736         4.0%       $ 3,420       5.00%

                                                                        21 of 33

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 2003.

                                                                       Rate Sensitive Within
                                         -----------------------------------------------------------------------------------
                                             1-30         31-90        91-180      181 Days -       Over
                                             Days          Days         Days         1 Year        1 Year         Total
                                         -----------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-bearing deposits                 $      60     $     -      $      -        $      -     $      -    $       60
Federal funds sold                           33,300           -             -               -            -        33,300
Investment securities
  U.S. Governments                           15,997      18,092        16,144          27,697       92,337       170,267
  Obligations of states and
   political subdivisions                     3,275           -         3,847           2,398       42,235        51,755
  Other securities                           12,200           -           102             231       14,274        26,807
Loans (net of unearned int.)                493,157      65,322        78,725         116,111      361,489     1,114,804
                                         -------------------------------------------------------------------------------------
  Total rate-sensitive assets             $ 557,989     $83,414      $ 98,818        $146,437     $510,335    $1,396,993
                                         -------------------------------------------------------------------------------------

Interest bearing transaction
  Deposits                                $  44,359     $     -      $      -        $      -     $      -    $   44,359
Savings deposits                            106,138           -             -               -            -       106,138
Money market deposits                       435,392           -             -               -            -       435,392
Time deposits                                73,224      61,182        68,783         112,989      194,093       510,271
Securities sold under agreements to
 repurchase                                   8,162           -             -               -            -         8,162
Long-term debt                                    -           -             -           1,759       76,000        77,759
Company obligated mandatorily
 redeemable preferred securities                  -           -             -               -       25,000        25,000
                                         -------------------------------------------------------------------------------------
  Total rate-sensitive liabilities        $ 667,275    $ 61,182      $ 68,783        $114,748     $295,093    $1,207,081
                                         -------------------------------------------------------------------------------------
  Rate-sensitive assets less
   rate-sensitive liabilities             $(109,286)   $ 22,232      $ 30,035        $ 31,689     $215,242    $  189,912
                                         -------------------------------------------------------------------------------------

  Cumulative Gap                          $(109,286)   $(87,054)     $(57,019)       $(25,330)   $189,912
                                         =====================================================================================
  Cumulative amounts as a percentage
   of total rate-sensitive assets             -7.82%      -6.23%        -4.08%          -1.81%     13.59%
                                         =====================================================================================
  Cumulative ratio                             0.84        0.88          0.93            0.97       1.16
                                         =====================================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $109.3 million in the 1-30 day as there were more liabilities subject to repricing in that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days. On a cumulative basis, however, the gap remains liability-sensitive through one year. The composition of the gap structure at June 30, 2003, will benefit the Corporation more if interest rates decrease during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on rate-sensitive assets. After 1 year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets subject to repricing would exceed the volume of rate-sensitive liabilities subject to repricing.

                                                                        22 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                2003                                        2002
                                               ---------------------------------------     ---------------------------------------
                                                  Average      Income/       Yield/           Average      Income/       Yield/
                                                  Balance      Expense        Rate            Balance      Expense        Rate
                                               ---------------------------------------     ---------------------------------------
ASSETS                                                                       (Dollars in thousands)
  Federal funds sold                           $   13,485      $    77        1.15%        $   10,878      $    86        1.59%
  Investment securities
    U.S. Government obligations                   163,840        2,821        3.47%           143,451        3,294        4.63%
    Obligations of states and political
     subdivisions(1)                               51,789        1,586        6.18%            42,925        1,503        7.06%
    Other securities                               25,539          404        3.19%            24,350          426        3.53%
  Loans (net of unearned interest)(1)(2)        1,091,288       32,927        6.08%           987,258       32,747        6.69%
                                               -----------------------                     -----------------------
  Total interest earning assets                $1,345,941      $37,815        5.66%        $1,208,862      $38,056        6.35%
                                                               =======                                     =======

  Cash and due from banks                          37,563                                      33,596
  Premises and equipment                           26,668                                      28,679
  Allowance for loan losses                       (15,881)                                    (13,814)
  Other assets                                     42,495                                      38,134
                                               ----------                                  ----------
Total Assets                                   $1,436,786                                  $1,295,457
                                               ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing transaction deposits        $   18,008      $    51        0.57%        $   13,456      $    65        0.97%
  Savings deposits                                104,325          429        0.83%            97,168          550        1.14%
  Money market deposits                           428,157        1,828        0.86%           401,638        2,622        1.32%
  Time deposits                                   504,663        8,292        3.31%           446,130        9,129        4.13%
  Short-term borrowings:
    Federal Funds Purchased                         3,513           26        1.49%             3,213           31        1.95%
    Repurchase agreements                           7,308           71        1.96%             7,730          219        5.71%
    Other                                               -            -           -                857           15        3.53%
  Long-term debt                                   75,371        1,671        4.47%            55,480        1,405        5.11%
  Company obligated mandatorily
   redeemable preferred securities                 25,000        1,125        9.07%            25,000        1,125        9.07%
                                               -----------------------                     -----------------------
  Total interest-bearing liabilities           $1,166,345      $13,493        2.33%        $1,050,672      $15,161        2.91%
                                                               =======                                     =======

  Net interest spread                                                         3.33%                                       3.44%
                                                                              ====                                        ====

  Demand deposits                                 141,413                                     127,455
  Other liabilities                                 9,681                                       9,715
  Stockholders' equity                            119,347                                     107,615
                                               ----------                                  ----------
Total Liabilities and Stockholders' Equity     $1,436,786                                  $1,295,457
                                               ==========                                  ==========

Interest income/earning assets(1)              $1,345,941      $37,815        5.66%        $1,208,862      $38,056        6.35%
Interest expense/earning assets                $1,345,941      $13,493        2.02%        $1,208,862      $15,161        2.53%
                                                               -------------------                         -------------------
Net interest margin(1)                                         $24,322        3.64%                        $22,895        3.82%
                                                               ===================                         ===================

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.
(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        23 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                           Change due to(1)

                                                                               Average          Average          Total
                                                                                Volume        Yield/Rate        Change
                                                                               ---------------------------------------
                                                                                        (Dollars in thousands)
Increase (decrease) in interest income:
  Federal funds sold                                                            $   57          $   (66)      $    (9)
  Investment securities:
    U.S. Government obligations                                                    622           (1,095)         (473)
    Obligations of states and political subdivisions(2)                            211             (128)           83
    Other securities                                                                24              (46)          (22)
  Loans(2)                                                                       1,262           (1,082)          180
                                                                               --------------------------------------
Change in interest income(2)                                                    $2,176          $(2,417)      $  (241)
                                                                               --------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction deposits                                         $   66          $   (80)      $   (14)
  Savings deposits                                                                  45             (166)         (121)
  Money market deposits                                                            187             (981)         (794)
  Time deposits                                                                  1,668           (2,505)         (837)
  Short-term borrowings:
    Federal funds purchased                                                          3               (8)           (5)
    Repurchase agreements                                                          (12)            (136)         (148)
    Other                                                                          (15)               -           (15)
  Long-term debt                                                                   408             (142)          266
  Company obligated mandatorily redeemable preferred securities                      -                -             -
                                                                               ---------------------------------------
Change in interest expense                                                      $2,350          $(4,018)      $(1,668)
                                                                               --------------------------------------
Increase in net interest income(2)                                              $ (174)         $ 1,601       $ 1,427
                                                                               ======================================

(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

                                                                        24 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 2003 AND 2002

                                                                2003                                        2002
                                               ---------------------------------------     ---------------------------------------
                                                  Average      Income/       Yield/           Average      Income/       Yield/
                                                  Balance      Expense        Rate            Balance      Expense        Rate
                                               ---------------------------------------     ---------------------------------------
ASSETS                                                                       (Dollars in thousands)
  Federal funds sold                           $   15,257      $    44        1.16%        $    6,702      $    28        1.68%
  Investment securities
    U.S. Government obligations                   166,544        1,377        3.32%           151,329        1,676        4.44%
    Obligations of states and political
     subdivisions(1)                               52,693          791        6.02%            43,697          758        6.96%
    Other securities                               25,944          215        3.32%            24,556          227        3.71%
  Loans (net of unearned interest)(1)(2)        1,099,101       16,396        5.98%           989,895       16,282        6.60%
                                               -----------------------                     -----------------------
  Total interest earning assets                $1,359,539      $18,823        5.55%        $1,216,179      $18,971        6.26%
                                                               =======                                     =======

  Cash and due from banks                          38,070                                      34,255
  Premises and equipment                           25,868                                      28,514
  Allowance for loan losses                       (16,167)                                    (13,940)
  Other assets                                     43,046                                      39,075
                                               ----------                                  ----------
Total Assets                                   $1,450,356                                  $1,304,083
                                               ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest-bearing transaction deposits        $   18,219      $    26        0.57%        $   12,143      $    27        0.89%
  Savings deposits                                106,876          217        0.81%            97,569          283        1.16%
  Money market deposits                           430,678          912        0.85%           397,706        1,289        1.30%
  Time deposits                                   502,258        4,021        3.21%           451,244        4,502        4.00%
  Short-term borrowings:
    Federal funds purchased                         5,300           20        1.51%             6,131           30        1.96%
    Repurchase agreements                           8,625           32        1.49%             6,554           94        5.75%
    Other                                               -            -           -                250            2        3.21%
  Long-term debt                                   77,759          860        4.44%            61,087          750        4.92%
 Company obligated mandatorily
  redeemable preferred securities                  25,000          562        9.02%            25,000          562        9.02%
                                               -----------------------                     -----------------------
  Total interest-bearing liabilities           $1,174,715      $ 6,650        2.27%        $1,057,684      $ 7,539        2.86%
                                                               =======                                     =======
  Net interest spread                                                         3.28%                                       3.40%
                                                                              ====                                        ====
  Demand deposits                                 144,432                                     127,052
  Other liabilities                                 9,921                                      10,640
  Stockholders' equity                            121,288                                     108,707
                                               ----------                                  ----------
Total Liabilities and Stockholders' Equity     $1,450,356                                  $1,304,083
                                               ==========                                  ==========
Interest income/earning assets(1)              $1,359,539      $18,823        5.55%        $1,216,179     $18,971        6.26%
Interest expense/earning assets                $1,359,539      $ 6,650        1.96%        $1,216,179     $ 7,539        2.49%
                                                               -------------------                        --------------------
Net interest margin (1)                                        $12,173        3.59%                       $11,432         3.77%
                                                               ===================                        ====================

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        25 of 33

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 2003 AND 2002

                                                                                         Change due to(1)

                                                                               Average        Average         Total
                                                                                Volume       Yield/Rate      Change
                                                                               ------------------------------------
                                                                                      (Dollars in thousands)
Increase (decrease) in interest income:
  Federal funds sold                                                            $   21         $    (5)       $  16
  Investment securities:
    U.S. Government obligations                                                    197            (496)        (299)
    Obligations of states and political subdivisions(2)                             95             (62)          33
    Other securities                                                                15             (27)         (12)
  Loans(2)                                                                         729            (615)         114
                                                                               ------------------------------------
Change in interest income(2)                                                    $1,057         $(1,205)       $(148)
                                                                               ------------------------------------

Increase (decrease) in interest expense:
  Interest-bearing transaction deposits                                         $    1         $    (2)       $  (1)
  Savings deposits                                                                  31             (97)         (66)
  Money market deposits                                                            119            (496)        (377)
  Time deposits                                                                    644          (1,125)        (481)
  Short-term borrowings:
    Federal funds purchased                                                         (4)             (6)         (10)
    Repurchase agreements                                                           46            (108)         (62)
    Other                                                                           (2)              -           (2)
  Long-term debt                                                                   173             (63)         110
 Company obligated mandatorily redeemable preferred securities                       -               -            -
                                                                               ------------------------------------
Change in interest expense                                                      $1,008         $(1,897)       $(889)
                                                                               ------------------------------------
Increase in net interest income(2)                                              $   49         $   692        $ 741
                                                                               ====================================

(1)  Changes due to both rate and volume have been allocated proportionally.
(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

                                                                        26 of 33

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

The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policy established by the asset-liability committee and approved by the Corporation's board of directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals. A summary of the Corporation's gap analysis is summarized on page 22.

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point, + 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of June 30, 2003, is as follows:

                                                                                      Basis Point Changes
                                                                       ---------------------------------------------------
                                                                                      -100        +100          +200
                                                                       ---------------------------------------------------
Percentage change in net interest income due to an immediate change
 in interest over a one-year period                                                 (3.45%)     3.88%          7.42%

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

                                                                        27 of 33

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
         Not Applicable

ITEM 2:  Changes in Securities and Use of Proceeds
         Not Applicable

ITEM 3:  Defaults Upon Senior Securities
         Not Applicable

ITEM 4:  Submission of Matters to a Vote of Security Holders
         The annual meeting of the stockholders of First Busey Corporation was held on April 22, 2003 Please refer to the
         Corporation's quarterly report filed on Form 10-Q for the period ending March 31, 2003, for the results of the matters approved by the stockholders.

ITEM 5:  Other Information
         Not Applicable

ITEM 6:  Exhibits and Reports on Form 8-K
         (a.) Exhibits

              31.1  Certification of Principal Executive Officer

              31.2  Certification of Principal Financial Officer

              32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation's Chief Executive Officer.

              32.2  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation's Chief Financial Officer.

         (b.) Reports on Form 8-K
              On July 16, 2003, First Busey Corporation filed a report on Form 8-K (Item 12) dated July 15, 2003, releasing its financial results for the three months ending June 30, 2003.

                                                                        28 of 33

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)



                           By: /s/ Douglas C. Mills
                               -------------------------------------------------
                               Douglas C. Mills
                               Chairman of the Board and Chief Executive Officer


                           By: /s/ Barbara J. Harrington
                               -------------------------------------------------
                               Barbara J. Harrington
                               Chief Financial Officer
                               (Principal financial and accounting officer)


Date: August 14, 2003

                                                                        29 of 33