Form 10-Q
period 2003-09-30
FIRST BUSEY CORP /NV/
filed 2003-11-14
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2003            Commission File No. 0-15950

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at October 31, 2003
------------------------------------------------------------------------------
Common Stock, without par value                           13,662,977

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                         2 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)

                                                                                  September 30, 2003     December 31, 2002
                                                                                  ------------------     -----------------
                                                                                            (Dollars in thousands)
ASSETS
Cash and due from banks                                                              $     44,024           $    47,645

Federal funds sold                                                                              -                     -
Securities available for sale (amortized cost 2003, $234,241;
     2002, $216,801)                                                                      251,369               233,830

Loans                                                                                   1,144,846             1,101,043
Allowance for loan losses                                                                 (16,731)              (15,460)
                                                                                     ------------           -----------
    Net loans                                                                        $  1,128,115           $ 1,085,583

Premises and equipment                                                                     22,163                27,359
Cash surrender value of bank owned life insurance                                          16,593                11,109
Goodwill                                                                                    7,380                 7,380
Other intangible assets                                                                     2,205                 2,464
Other assets                                                                               22,336                20,208
                                                                                     ------------           -----------
        Total assets                                                                 $  1,494,185           $ 1,435,578
                                                                                     ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Noninterest bearing                                                              $    162,616           $   151,105
    Interest bearing                                                                    1,050,063             1,062,500
                                                                                     ------------           -----------
    Total deposits                                                                   $  1,212,679           $ 1,213,605

Federal funds purchased and securities sold under agreements to repurchase                 34,500                 2,467
Long-term debt                                                                             87,759                71,759
Company obligated mandatorily redeemable preferred securities                              25,000                25,000
Other liabilities                                                                           9,010                 7,584
                                                                                     ------------           -----------
        Total liabilities                                                            $  1,368,948           $ 1,320,415
                                                                                     ------------           -----------

STOCKHOLDERS' EQUITY

Preferred stock                                                                      $          -           $         -
Common stock                                                                                6,291                 6,291
Surplus                                                                                    20,932                20,862
Retained earnings                                                                         100,237                91,639
Accumulated other comprehensive income                                                     10,322                10,276
                                                                                     ------------           -----------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                           $    137,782           $   129,068
Treasury stock, at cost                                                                   (10,731)              (12,050)
Unearned ESOP shares and deferred compensation for stock grants                            (1,814)               (1,855)
                                                                                     ------------           -----------
        Total stockholders' equity                                                   $    125,237           $   115,163
                                                                                     ------------           -----------
        Total liabilities and stockholders' equity                                   $  1,494,185           $ 1,435,578
                                                                                     ============           ===========

Common shares outstanding at period end                                                13,649,520            13,568,220
                                                                                     ============           ===========

See notes to unaudited consolidated financial statements.

                                                                         3 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                 2003                                    2002
                                                                               --------                                --------
                                                                               (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                 $ 49,225                                $ 49,606
    Interest and dividends on investment securities:
        Taxable interest income                                                   4,567                                   5,406
        Non-taxable interest income                                               1,543                                   1,500
        Dividends                                                                   140                                      92
    Interest on federal funds sold                                                  114                                     168
                                                                               --------                                --------
        Total interest income                                                  $ 55,589                                $ 56,772
                                                                               --------                                --------
INTEREST EXPENSE:
    Deposits                                                                   $ 15,192                                $ 18,552
    Short-term borrowings                                                           127                                     340
    Long-term debt                                                                2,604                                   2,318
    Company obligated mandatorily redeemable preferred securities                 1,688                                   1,688
                                                                               --------                                --------
        Total interest expense                                                 $ 19.611                                $ 22,898
                                                                               --------                                --------
        Net interest income                                                    $ 35,978                                $ 33,874
    Provision for loan losses                                                     1,378                                   2,055
                                                                               --------                                --------
        Net interest income after provision for loan losses                    $ 34,600                                $ 31,819
                                                                               --------                                --------

OTHER INCOME:
    Trust                                                                      $  3,467                                $  3,682
    Commissions and brokers fees, net                                             1,541                                   1,658
    Service charges on deposit accounts                                           5,427                                   5,204
    Other service charges and fees                                                1,433                                   1,338
    Security gains, net                                                             322                                     569
    Gain on sales of loans                                                        5,833                                   2,383
    Increase in cash surrender value of life insurance                              484                                     498
    Other operating income                                                          557                                   1,154
                                                                               --------                                --------
        Total other income                                                     $ 19,064                                $ 16,486
                                                                               --------                                --------

OTHER EXPENSES:
    Salaries and wages                                                         $ 14,585                                $ 13,076
    Employee benefits                                                             2,818                                   2,693
    Net occupancy expense of premises                                             2,326                                   2,279
    Furniture and equipment expenses                                              1,899                                   2,239
    Data processing                                                               1,326                                   1,084
    Stationery, supplies and printing                                               813                                     733
    Amortization of intangible assets                                               309                                     495
    Other operating expenses                                                      6,313                                   5,369
                                                                               --------                                --------
        Total other expenses                                                   $ 30,389                                $ 27,968
                                                                               --------                                --------
    Income before income taxes                                                 $ 23,275                                $ 20,337
        Income taxes                                                              7,767                                   6,788
                                                                               --------                                --------
        NET INCOME                                                             $ 15,508                                $ 13,549
                                                                               ========                                ========

BASIC EARNINGS PER SHARE                                                       $   1.14                                $   1.00
                                                                               ========                                ========
DILUTED EARNINGS PER SHARE                                                     $   1.13                                $   0.99
                                                                               ========                                ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                   $   0.51                                $   0.45
                                                                               ========                                ========

See notes to unaudited consolidated financial statements.

                                                                         4 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                 2003                                   2002
                                                                               --------                               --------
                                                                              (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                                $ 16,386                                $ 16,969
    Interest and dividends on investment securities:
        Taxable interest income                                                  1,418                                   1,747
        Non-taxable interest income                                                512                                     523
        Dividends                                                                   64                                      31
    Interest on federal funds sold                                                  37                                      82
                                                                              --------                                --------
        Total interest income                                                 $ 18,417                                $ 19,352
                                                                              --------                                --------
INTEREST EXPENSE:
    Deposits                                                                  $  4,592                                $  6,186
    Short-term borrowings                                                           30                                      75
    Long-term debt                                                                 933                                     913
   Company obligated mandatorily redeemable preferred securities                   563                                     563
                                                                              --------                                --------
        Total interest expense                                                $  6,118                                $  7,737
                                                                              --------                                --------
        Net interest income                                                   $ 12,299                                $ 11,615
Provision for loan losses                                                          448                                     575
                                                                              --------                                --------
        Net interest income after provision for loan losses                   $ 11,851                                $ 11,040
                                                                              --------                                --------

OTHER INCOME:
    Trust                                                                     $  1,176                                $  1,071
    Commissions and brokers fees, net                                              565                                     563
    Service charges on deposit accounts                                          1,898                                   1,793
    Other service charges and fees                                                 478                                     476
    Security gains, net                                                             23                                      96
    Gains on sales of loans                                                      1,359                                   1,027
    Increase in cash surrender value of life insurance                             157                                     162
    Other operating income                                                          62                                     248
                                                                              --------                                --------
        Total other income                                                    $  5,718                                $  5,436
                                                                              --------                                --------

OTHER EXPENSES:
    Salaries and wages                                                        $  4,949                                $  4,436
    Employee benefits                                                              934                                     870
    Net occupancy expense of premises                                              797                                     722
    Furniture and equipment expenses                                               589                                     758
    Data processing                                                                447                                     374
    Stationary, supplies and printing                                              294                                     243
    Amortization of intangible assets                                              103                                     271
    Other operating expenses                                                     1,910                                   1,899
                                                                              --------                                --------
        Total other expenses                                                  $ 10,023                                $  9,573
                                                                              --------                                --------
        Income before income taxes                                            $  7,546                                $  6,903
Income taxes                                                                     2,236                                   2,331
                                                                              --------                                --------
NET INCOME                                                                    $  5,310                                $  4,572
                                                                              ========                                ========

BASIC EARNINGS PER SHARE                                                      $   0.39                                $   0.34
                                                                              ========                                ========
DILUTED EARNINGS PER SHARE                                                    $   0.38                                $   0.33
                                                                              ========                                ========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                  $   0.17                                $   0.15
                                                                              ========                                ========

See notes to unaudited consolidated financial statements.

                                                                         5 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                              2003              2002
                                                                                           ----------        ----------
                                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                             $   15,508        $   13,549
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                   41                86
        Depreciation and amortization                                                           2,753             3,116
        Provision for loan losses                                                               1,378             2,055
        Provision for deferred income taxes                                                       435              (512)
        Stock dividends                                                                          (379)             (224)
        Accretion of security discounts                                                          (241)             (335)
        Gain on sales of investment securities, net                                              (322)             (569)
        Gain on sale of pooled loans                                                           (5,833)           (2,383)
        Gain on sale and disposition of premises and equipment                                   (421)              (36)
        Gain on sale of OREO properties                                                           (75)              (45)
        Market valuation adjustment on OREO properties                                            694                 -
        Change in assets and liabilities:
            Increase in other assets                                                           (2,083)           (2,118)
            Increase in accrued expenses                                                        2,165             3,769
            Decrease in interest payable                                                         (835)             (405)
            (Increase) decrease in income taxes receivable                                       (953)            1,139
            (Decrease) increase in income taxes payable                                          (392)              768
                                                                                           ----------        ----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
                        LOAN ORIGINATIONS AND SALES                                        $   11,440        $   17,855
                                                                                           ----------        ----------

Loans originated for sale                                                                    (364,547)         (170,300)
Proceeds from sales of loans                                                                  399,718           156,607
                                                                                           ----------        ----------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $   46,611        $    4,162
                                                                                           ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                            13,451            20,887
    Proceeds from maturities of securities classified available for sale                      165,362            52,212
    Purchase of securities classified available for sale                                     (195,311)          (89,070)
    Increase in federal funds sold                                                                  -           (10,600)
    Increase in loans                                                                         (73,639)          (56,319)
    Proceeds from sale of premises and equipment                                                6,160               109
    Purchases of premises and equipment                                                        (2,987)           (1,180)
    Proceeds from sale of OREO properties                                                         630               903
    Increase in investment in bank owned life insurance                                        (5,000)             (343)
    Increase in cash surrender value of bank owned life insurance                                (484)             (498)
                                                                                           ----------        ----------
        NET CASH USED IN INVESTING ACTIVITIES                                              $  (91,818)       $  (83,899)
                                                                                           ----------        ----------

                                                                     (continued)

                                                                         6 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                        2003           2002
                                                                                     ----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in certificates of deposit                               $ (31,263)      $ 51,116
    Net increase in demand, money market and saving deposits                            30,337         13,663
    Cash dividends paid                                                                 (6,910)        (6,102)
    Purchase of treasury stock                                                          (2,193)        (3,353)
    Proceeds from sale of treasury stock                                                 3,582            763
    Net increase (decrease) in securities sold under agreement to repurchase            32,033         (6,133)
    Proceeds from short-term borrowings                                                      -            500
    Principal payments on short-term borrowings                                              -         (2,500)
    Proceeds from issuance of long-term debt                                            16,000         41,000
    Principal payments on long-term debt                                                     -         (8,000)
                                                                                     ---------       --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                    $  41,586       $ 80,954
                                                                                     ---------       --------
        NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                           $  (3,621)      $  1,217
Cash and due from banks, beginning                                                      47,645       $ 41,580
                                                                                     ---------       --------
Cash and due from banks, ending                                                      $  44,024       $ 42,797
                                                                                     =========       ========

See notes to unaudited consolidated financial statements.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                     2003        2002
                                                                     -----     -------
                                                                  (Dollars in thousands)
Other real estate acquired in settlement of loans                    $ 391     $ 5,823

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                2003           2002
                                                                              --------       --------
                                                                               (Dollars in thousands)
Net income                                                                    $ 15,508       $ 13,549
                                                                              --------       --------
Other comprehensive income, before tax:
   Unrealized gains on securities:
      Unrealized holding gains arising during period                          $    421       $  3,759
      Less reclassification adjustment for gains included
         in net income                                                            (322)          (569)
                                                                              --------       --------
Other comprehensive income, before tax                                        $     99       $  3,190
   Income tax expense related to items of other
      comprehensive income                                                          53          1,265
                                                                              --------       --------
   Other comprehensive income, net of tax                                     $     46       $  1,925
                                                                              --------       --------
   Comprehensive income                                                       $ 15,554       $ 15,474
                                                                              ========       ========

See notes to unaudited consolidated financial statements.

                                                                         7 of 29

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

NOTE 2: LOANS

The major classifications of loans as of September 30, 2003 and December 31, 2002 were as follows:

                                                                  September 30, 2003     December 31, 2002
                                                                  ------------------     -----------------
                                                                           (Dollars in thousands)
Commercial                                                            $   126,426           $   118,004
Real estate construction                                                  157,084               129,872
Real estate - farmland                                                     12,301                13,421
Real estate - 1-4 family residential mortgage                             401,307               430,189
Real estate - multifamily mortgage                                         83,293                57,559
Real estate - non-farm nonresidential mortgage                            284,032               274,153
Installment                                                                58,499                55,811
Agricultural                                                               21,904                22,034
                                                                      ---------------------------------
                                                                      $ 1,144,846           $ 1,101,043

Less:
    Allowance for loan losses                                              16,731                15,460
                                                                      ---------------------------------
    Net loans                                                         $ 1,128,115           $ 1,085,583
                                                                      =================================

The real estate-mortgage category includes loans held for sale with carrying values of $31,423,000 at September 30, 2003 and $60,761,000 at December 31, 2002; these loans had fair market values of $31,443,000 and $61,685,000 respectively.

                                                                         8 of 29

NOTE 3: EARNINGS PER SHARE

Net income per common share has been computed as follows:

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                 2003           2002           2003            2002
                                                              --------------------------------------------------------
Net income                                                    $ 5,310,000    $ 4,572,000    $15,508,000    $13,549,000
Shares:
    Weighted average common shares outstanding                 13,555,070     13,517,312     13,559,239     13,553,927

    Diluted effect of outstanding options, as determined
        by the application of the treasury stock method           145,314         84,333        126,824         79,515
                                                              -----------    -----------    -----------    -----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation     13,700,384     13,601,645     13,686,063     13,633,442
                                                              ===========    ===========    ===========    ===========

Basic earnings per share                                      $      0.39    $      0.34    $      1.14    $      1.00
                                                              ===========    ===========    ===========    ===========
Diluted earnings per share                                    $      0.38    $      0.33    $      1.13    $      0.99
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

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:

                                                                       Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                          (dollars in thousands, except per share)
                                                                       2003          2002          2003          2002
                                                                      -------      -------       --------      --------
Net income as reported                                                $ 5,310      $ 4,572       $ 15,508      $ 13,549
Less compensation expense determined under fair value
  method for all options granted, net of related tax effects               65           76            193           162
                                                                      -------      -------       --------      --------
Pro-forma net income                                                  $ 5,245      $ 4,496       $ 15,315      $ 13,387
                                                                      =======      =======       ========      ========

BASIC EARNINGS PER SHARE
Reported net income                                                   $  0.39      $  0.34       $   1.14      $   1.00
Less compensation expense                                                   -         0.01           0.01          0.01
                                                                      -------      -------       --------      --------
Pro-forma net income                                                  $  0.39      $  0.33       $   1.13      $   0.99
                                                                      =======      =======       ========      ========

DILUTED EARNINGS PER SHARE
Reported net income                                                   $  0.38      $  0.33       $   1.13      $   0.99
Less compensation expense                                                   -            -           0.01          0.01
                                                                      -------      -------       --------      --------
Pro-forma net income                                                  $  0.38      $  0.33       $   1.12      $   0.98
                                                                      =======      =======       ========      ========

The Corporation has not granted any stock options during 2003.

                                                                         9 of 29

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

A summary of the contractual amount of the Corporation's exposure to off-balance sheet risk follows:

                                                                     September 30, 2003     December 31, 2002
                                                                     ----------------------------------------
                                                                              (Dollars in thousands)
Financial instruments whose contract amounts represent
  credit risk:
      Commitments to extend credit                                   $          237,255     $         222,407
      Standby letters of credit                                                  11,561                13,138

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of September 30 2003, and December 31, 2002, no amounts have been recorded as liabilities for the Corporation's potential obligations under these guarantees.

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

                                                                        10 of 29

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 2003 (unaudited), as compared with December 31, 2002 and the results of operations for the nine months ended September 30, 2003 and 2002 (unaudited), and the results of operations for the three months ended September 30, 2003 and 2002 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the nine and three months ending September 30, 2002, to be consistent with the classifications adopted as of and for the nine and three months ending September 30, 2003.

FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AS COMPARED TO DECEMBER 31, 2002

Total assets increased $58,607,000 or 4.1% to $1,494,185,000 at September 30, 2003, from $1,435,578,000 at December 31, 2002. Securities available for sale increased $17,539,000 or 7.5% to $251,369,000 at September 30, 2003, from
$233,830,000 at December 31, 2002. Loans increased $43,803,000 or 4.0% to
$1,144,846,000 at September 30, 2003, from $1,101,043,000 at December 31, 2002, primarily due to growth in the commercial, real estate construction, multi-family mortgage, non-farm nonresidential mortgage categories. Growth in these categories was offset partially by a decline in the balance of outstanding 1-4 family residential mortgage loans.

In August, 2003, First Busey sold Busey Plaza, an office building with a book value of $4,514,000 located in downtown Urbana, Illinois. The building was occupied entirely by unaffiliated tenants and was no longer used in the operations of the Corporation. Busey Bank increased its investment bank owned life insurance by $5,000,000.

The balance of total deposits as of September 30, 2003, was comparable to the balance as of December 31, 2002, although there were changes in the deposit mix. Noninterest-bearing deposits increased $11,511,000 or 7.6% to $162,616,000 as of September 30, 2003, from $151,105,000 at December 31, 2002. Interest-bearing deposits declined $12,437,000 or 1.2% to $1,050,063,000 at September 30, 2003,
from $1,062,500,000 as of December 31, 2002.

Securities sold under agreements to repurchase increased $5,033,000 to $7,500,000 at September 30, 2003, compared to $2,467,000 at December 31, 2002.
The Corporation had $27,500,000 in Federal funds purchased as of September 30, 2003, and had no Federal funds purchased as of December 31, 2002. Long-term debt increased $16,0000,000 or 22.3% to $87,759,000 as of September 30, 2003,
compared to $71,759,000 as of December 31, 2002. The increase in long-term debt is due to increases in Federal Home Loan Bank (FHLB) advances outstanding. The increases in Federal funds purchased and securities sold under agreements to repurchase and long-term debt were used to fund growth in loans and securities available for sale.

In the first nine months of 2003, First Busey repurchased 86,800 shares of its common stock at an aggregate cost of $2,193,000. The Corporation's board of directors approved a stock purchase plan on March 20, 2001, for the repurchase of 500,000 shares of common stock Through September 30, 2003, the Corporation had repurchased 340,256 shares of common stock under this plan.

                                                                        11 of 29

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.

                                                                                September 30, 2003    December 31, 2002
                                                                                ------------------    -----------------
                                                                                         (Dollars in thousands)
Non-accrual loans                                                                    $   2,607             $ 1,265
Loans 90 days past due, still accruing                                                   2,817                 963
Restructured loans                                                                           -                   -
Other real estate owned                                                                  5,460               5,724
Non-performing other assets                                                                  1                   1
                                                                                     ---------             -------
    Total non-performing assets                                                      $  10,885             $ 7,953
                                                                                     =========             =======
Total non-performing assets as a percentage of total assets                               0.73%               0.55%
                                                                                     =========             =======
Total non-performing assets as a percentage of loans plus non-performing assets           0.94%               0.72%
                                                                                     =========             =======

Loans 90 days past due and still accruing were $2,817,000 or 0.25% of total loans as of September 30, 2003, compared to $963,000 or 0.09% of total loans as of December 31, 2002. The balance of other real estate owned decreased to $5,460,000 as of September 30, 2003, compared to $5,724,000 as of December 31, 2002. This decrease is attributable primarily to the recording of valuation adjustments totaling $694,000 by Busey Bank in connection with the carrying values of OREO properties.

Busey Bank became mortgage in possession of a hotel property in the McLean County market on June 28, 2002, and took ownership of the property on September 13, 2003. Through the first nine months of 2003, the hotel property has reported an operating loss of $123,000 which is included as a component of other operating expenses on the Corporation's consolidated income statement.

ALLOWANCE FOR LOAN LOSSES

First Busey Corporation has established an allowance for loan losses which represents the corporation's estimate of the probable losses that have occurred as of the date of the consolidated financial statements.

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

                                                                        12 of 29

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

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $913,000 at September 30, 2003 as compared to $1,053,000 as of December 31, 2002. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO SEPTEMBER 30, 2002

SUMMARY

Net income for the nine months ended September 30, 2003, increased $1,959,000 or 14.5% to $15,508,000 as compared to $13,549,000 for the comparable period in 2002. Year-to-date diluted earnings per share increased $0.14 or 14.1% to $1.13 for the nine months ending September 30, 2003 as compared to $0.99 for the same period in 2002.

The Corporation's return on average assets was 1.43% for the nine months ended September 30, 2003, as compared to 1.38% for the comparable period in 2002. The corporation's return on average shareholders' equity was 17.20% for the nine months ended September 30, 2003, as compared to 16.67% for the same period in 2002.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $134,686,000 or 11.0% to $1,363,369,000 for the nine months ending September 30, 2003, as compared to $1,228,683,000 for the same period last year. This is due primarily to growth in the average balances of loans outstanding, U.S. Government obligations, and obligations of states and political subdivisions.

Interest-bearing liabilities averaged $1,177,816,000 during the first nine months of 2003, an increase of $108,267,000 or 10.1% from the average balance of $1,069,549,000 for the same period in 2002. This growth is due to increases in the average balances of all categories of interest-bearing deposit accounts and long-term debt.

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

                                                                        13 of 29

Net interest income, on a fully taxable equivalent basis, increased $2,091,000 or 6.0% to $36,933,000 for the nine months ended September 30, 2003, compared to $34,842,000 for the same period in 2002. Net interest margin, the corporation's net interest income expressed as a percentage of average earning assets stated on a fully-taxable equivalent basis, was 3.62% for the nine months ended September 30, 2003, as compared to 3.79% for the same period in 2002. Net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.40% for the nine months ended September 30, 2003, compared to 3.54% for the same period in 2002.

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2003, was $56,544,000, which is $1,196,000 or 2.1% lower than the
$57,740,000 earned during the same nine-month period in 2002. The average yield on interest-earning assets declined 73 basis points to 5.55% for the nine-month period ending September 30, 2003, compared to 6.28% for the same period in 2002. Declines in the yields on all categories of interest-earning assets offset the growth in the average balances of all categories of interest-earning assets.

Interest expense for the nine-month period ended September 30, 2003, was $19,611,000, which is $3,287,000 or 14.4% lower than the $22,898,000 paid during the same period in 2002. The average rate paid on interest-bearing liabilities declined 63 basis points to 2.23% for the nine months ending September 30, 2003, as compared to 2.86% for the same period in 2002. Declines in the average rates paid on all categories of interest-bearing liabilities more than offset the growth in the average balances of all deposit categories, short-term borrowings, and long-term debt.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses of $1,378,000 during the nine months ended September 30, 2003, is $677,000 less than the $2,055,000 recorded during the comparable period in 2002. The provision and net charge-offs of $107,000 for the nine-month period ending September 30, 2003, resulted in the allowance representing 1.46% of total loans and 308% of non-performing loans as of September 30, 2003, as compared to the allowance representing 1.40% of outstanding loans and 694% of non-performing loans as of December 31, 2002. Net charge-offs for the first nine months of 2003 were $107,000 compared to $1,476,000 for the comparable period in 2002. The net chargeoff ratio (net charge-offs as a percentage of average loans) was 0.01% for the nine-month period ending September 30, 2003, reflecting a decrease from 0.20% for the same period in 2002. The adequacy of the allowance for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, increased $2,825,000 or 17.7% to $$18,742,000 for the nine months ended September 30, 2003, compared to $15,917,000 for the same period in 2002. Growth in service charges and gains on the sale of loans were partially offset by declines in trust fees, commissions and brokers' fees, and other operating income.

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

During the first nine months of 2003 the Corporation recognized $5,833,000 on the sale of $393,885,000 compared to $2,383,000 on the sale of $154,224,000 of loans during the prior year period. The increase in gains on the sale of loans and the principal balances sold can be attributed to the interest-rate environment experienced during the nine months ending September 30, 2003, as customers refinanced existing home mortgages at lower interest rates. Management anticipates continued sales from the current mortgage loan production of the Corporation if mortgage loan originations allow and the sales of loans necessary to maintain the Corporation's

                                                                        14 of 29
desired asset/liability structure. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage-backed securities.

In this low interest rate environment customers have prepaid loans in the corporation's sold loan portfolio more rapidly than anticipated when the loans were sold. This has resulted in more rapid amortization of the Corporation's mortgage servicing asset. During the second quarter of 2003, the Corporation recorded a valuation allowance of $215,000 to the carrying value of its mortgage servicing assets. Mortgage servicing asset amortization of $1,392,000 and the valuation allowance of $215,000 have been recorded as charges against the servicing income on sold mortgage loans and are included in other operating income.

During the nine months ending September 30, 2003, the Corporation recognized security gains of approximately $194,000 after income taxes, representing 1.3% of net income. During the same period in 2002, security gains of approximately $343,000 after income taxes were recognized, representing 2.5% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a six-year period.

Total other expenses increased $2,421,000 or 8.7% to $30,389,000 for the nine months ending September 30, 2003, compared to $27,968,000 for the comparable period in 2002.

Salaries and wage expense increased $1,509,000 or 11.5% to $14,585,000 for the nine months ended September 30, 2003, as compared to $13,076,000 during the same period last year. Growth in the salary expense is due primarily to increases in commissions and other incentive compensation for associates involved in originating, processing, and selling mortgage loans held for sale. Growth in the Florida market also contributed to the increase in salary and wage expense as Busey Bank Florida opened a branch in Cape Coral, Florida, during the fourth quarter of 2002 and added a second branch in Cape Coral during the third quarter of 2003. The Corporation had 495 and 470 full-time equivalent employees as of September 30, 2003, and September 30, 2002, respectively.

Occupancy and furniture and equipment expenses decreased $293,000 or 6.5% to $4,225,000 for the nine-month period ending September 30, 2003, compared to $4,518,000 during the comparable period in 2002. Data processing expenses increased $242,000 due to costs associated with the upgrade of Busey Bank's image capture system. These expenses were incurred during the first quarter of 2003. Other operating expenses increased $838,000 or 12.7% to $7,435,000 for the nine month period ending September 30, 2003, compared to $6,597,000 for the comparable period in 2002. Of this increase, $694,000 is associated with the recording of valuation adjustments by Busey Bank on the carrying value of properties held in its other real estate owned inventory.

Income taxes for the nine months ended September 30, 2003, increased to $7,767,000 as compared to $6,788,000 for the comparable period in 2002. As a percentage of income before taxes, the provision for income taxes was 33.4% for the nine months ended September 30, 2003, as well as for the comparable period in 2002.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003, AS COMPARED TO SEPTEMBER 30, 2002

SUMMARY

Net income for three months ended September 30, 2003, increased $738,000 or 16.1% to $5,310,000 as compared to $4,572,000 for the three months ending September 30, 2002. Diluted earnings per share increased $0.05 or 15.2% to $0.38 for the three months ending September 30, 2003 as compared to $0.33 for the comparable period in 2002.

The Corporation's return on average assets was 1.42% for the three month period ending September 30, 2003, compared to 1.34% for the comparable period in 2002. The return on average shareholders' equity increased to 17.07% for the three month period ending September 30, 2003, compared to 16.33% for the comparable period in 2002.

                                                                        15 of 29

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $129,996,000 or 10.3% to $1,397,700,000 for the three months ending September 30, 2003, as compared to $1,267,704,000 for same period last year. This is due primarily to growth in the average balances of U.S. Government obligations and outstanding loans.

Interest-bearing liabilities averaged $1,200,448,000 during the three months ending September 30, 2003, an increase of $93,888,000 or 8.5% from the average balance of $1,106,560,000 for the same period in 2002. This growth is due to increases in the average balances of long-term debt and all categories of interest-bearing deposit accounts. Busey Bank Florida's interest-bearing deposits averaged $76,061,000 for the three months ending September 30, 2003, as compared to $45,783,000 for the comparable period in 2002.

Net interest income, on a fully taxable equivalent basis, increased $664,000 or 5.6% to $12,611,000 for the three months ended September 30, 2003, compared to $11,947,000 for the same period in 2002. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.58% for the three months ending September 30, 2003, as compared to 3.74% for the comparable period in 2002. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.36% for the three months ended September 30, 2003, compared to 3.49% for comparable period in 2002.

Interest income, on a tax equivalent basis, for the three-month period ending September 30, 2003, was $18,729,000, which is $955,000 or 4.9% lower than the $19,684,000 earned during the same period in 2002. The average yield on interest-earning assets declined 84 basis points to 5.32% for the three-month period ended September 30, 2003, compared to 6.16% for the same period in 2002. Declines in the yields on all categories of interest-earning assets with the exception of other securities offset the growth in the average balances of investment securities and loans.

Interest expense for the three months ending September 30, 2003, was $6,118,000, which is $1,619,000 or 20.9% lower than for the same period in 2002. The average rate paid on interest-bearing liabilities declined 75 basis points to 2.02% for the three months ended September 30, 2003, as compared to 2.77% for the same period in 2002. Declines in the average rate paid on all categories of interest-bearing liabilities offset growth in the average balances of all categories of interest-bearing liabilities.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security transactions, increased $355,000 or 6.6% to $5,695,000 for the three months ended September 30, 2003, compared to $5,340,000 for the same period in 2002. Growth in trust fees, service charges and gains on the sale of loans were partially offset by declines in other operating income. Gains of $1,359,000 were recognized on the sale of $156,556,000 of mortgage loans during the three months ending September 30, 2003, compared to gains of $1,027,000 on the sale of $54,658,000 in mortgage loans during the prior year period.

During the three-month period ending September 30, 2003, the Corporation recognized security gains of approximately $14,000, after income taxes, representing 0.3% of net income. During the comparable period in 2002, security gains of approximately $58,000, after income taxes, were recognized, representing 1.3% of net income.

Total other expenses increased $450,000 or 4.7% to $10,023,000 for the three months ending September 30, 2003, compared to $9,573,000 for the comparable period in 2002.

Salaries and wage expense increased $513,000 or 11.6% to $4,949,000 for the three months ended September 30, 2003, as compared to $4,436,000 during the same period last year. Again, the growth in salary and wage expense is due to increases in compensation programs for associates involved in originating, processing, and selling mortgage loans held for sale combined with the addition of the branch offices in Cape Coral, Florida. Occupancy

                                                                        16 of 29
and furniture and equipment expenses decreased $94,000 or 6.4% to $1,386,000 for the three-month period ending September 30, 2003, compared to $1,480,000 during the comparable period in 2002.

Income taxes for the three-month period ending September 30, 2003, decreased to $2,236,000 as compared to $2,331,000 for the comparable period in 2002. As a percentage of income before taxes, the provision for income taxes decreased to 29.6% for the three months ended September 30, 2003 from 33.8% for the comparable period in 2002 due to a change in the estimated refunds due from Federal and state taxing authorities on the corporations 2002 tax calculation.

NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Corporation expects to adopt FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. In its current form, FIN 46 may require the Corporation to de-consolidate its investment in First Busey Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like First Busey Capital Trust I, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July, 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Corporation was not permitted to include the $25 million in trust preferred securities issued by First Busey Capital Trust I in its Tier 1 capital, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer permitted to be included in Tier 1 capital, the Corporation would also be permitted to redeem the capital securities, which bear interest at 9.00%, without penalty.

The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Corporation's financial statements.

In April, 2003, Statement on Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which related to forward purchases or sales of

                                                                        17 of 29
when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Corporation does not anticipate this statement will have a significant impact upon the operations of First Busey or its subsidiaries.

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

This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

         - A financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur

         - A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer's equity shares that is to be physically settled or net cash settled)

         - A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value f the obligation is based solely or predominantly on any of the following:

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

                                                                        18 of 29

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

                                                                     September 30, 2003
                        ---------------------------------------------------------------------------------------------------------
                                                              First Busey
                                              Busey Bank        Trust &                                               Consolidated
                        Busey Bank              Florida      Investment Co.   All Other      Totals    Eliminations      Totals
                        ---------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Interest income         $  52,166              $  3,235          $  105       $  1,803    $   57,309   $   (1,720)    $    55,589

Interest expense           16,374                 1,541               -          3,417        21,332       (1,721)         19,611

Other income               14,163                   430           3,191         20,399        38,183      (19,119)         19,064

Net income                 15,348                   169             970         16,992        33,479      (17,971)         15,508

Total assets            1,376,114               107,657           3,293        192,419     1,679,483     (185,298)      1,494,185

                                                                     September 30, 2002
                              ----------------------------------------------------------------------------------------------------
                                                              First Busey
                                              Busey Bank        Trust &                                               Consolidated
                              Busey Bank       Florida       Investment Co.   All Other     Totals     Eliminations      Totals
                              ----------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Interest income               $   54,438       $  2,136          $  117       $  1,810     $  58,501    $  (1,729)     $   56,772
Interest expense                  20,057          1,106               -          3,437        24,600       (1,702)         22,898
Other income                      11,403            247           3,553         19,208        34,411      (17,925)         16,486
Net income                        13,932             18           1,078         15,222        30,250      (16,701)         13,549
Total assets                   1,321,563         64,446           3,878        180,098     1,569,985     (167,897)      1,402,088

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

The Corporation's primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayment, deposits, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has not dealt in or used brokered deposits as a source of liquidity. The Corporation has an operating line with Bank One in the amount of $10,000,000, all of which was available as of September 30, 2003. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

                                                                        19 of 29

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first nine months of 2003 the Corporation originated $364,547,000 and sold $393,885,000 in mortgage loans for sale compared to originations of $170,300,000 and sales of $154,224,000 during the first nine months of 2002. As of September 30, 2003, the Corporation held $31,423,000 in loans held for sale. Management intends to sell these loans during the fourth quarter of 2003.

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

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of September 30, 2003, and 2002, the Corporation had outstanding loan commitments including lines of credit of $237,255,000 and $236,290,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases. The following table summarizes significant contractual obligations and other commitments as of September 30, 2003:

                                                                                    Company
                                                                                   Obligated
                                                                                  Mandatorily
                                              Short- and                           Redeemable
                             Certificates     Long-term                            Preferred
Due Within                    of Deposit      Borrowing          Leases            Securities              Total
-----------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
1 year                        $  283,357       $    262          $  776             $     -              $284,395
2 years                           84,066         16,262             723                   -               101,051
3 years                           43,438         14,262             704                   -                58,404
4 years                           50,994         15,262             663                   -                66,919
5 years                           21,545         37,237             522                   -                59,304
Thereafter                            46          4,474             495              25,000                30,015
                              -----------------------------------------------------------------------------------
Total                         $  483,446       $ 87,759          $3,883             $25,000              $600,088
                              ===================================================================================

Commitments to extend credit                                                                             $237,255
                                                                                                         ========

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 2003 the Corporation earned $15,508,000 and paid dividends of $6,910,000 to stockholders, resulting in a retention of current earnings of $8,598,000. The Corporation's dividend payout for the nine months ended September 30, 2003 was 44.6%.

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

                                                                        20 of 29

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2003, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                   For Capital            Prompt Corrective
                                              Actual            Adequacy Purposes         Action Provisions
                                   ---------------------------------------------------------------------------
                                     Amount         Ratio       Amount        Ratio       Amount         Ratio
                                   ---------------------------------------------------------------------------
                                                             (Dollars in thousands)
AS OF SEPTEMBER 30, 2003:

   Total Capital (to Risk Weighted Assets)

   Consolidated                    $   149,177      13.81%   $    86,425       8.00%           N/A         N/A
   Busey Bank                      $   115,532      11.65%   $    79,365       8.00%   $    99,206       10.00%
   Busey Bank Florida              $    12,093      16.04%   $     6,033       8.00%   $     7,541       10.00%

Tier I Capital (to Risk Weighted Assets)

   Consolidated                    $   130,097      12.04%   $    43,213       4.00%           N/A         N/A
   Busey Bank                      $    98,403       9.92%   $    39,683       4.00%   $    59,524        6.00%
   Busey Bank Florida              $    11,395      15.11%   $     3,017       4.00%   $     4,525        6.00%

Tier I Capital (to Average Assets)

   Consolidated                    $   130,097       8.90%   $    58,473       4.00%           N/A         N/A
   Busey Bank                      $    98,403       7.26%   $    54,219       4.00%   $    67,774        5.00%
   Busey Bank Florida              $    11,395      11.98%   $     3,804       4.00%   $     4,755        5.00%

AS OF DECEMBER 31, 2002:

   Total Capital (to Risk Weighted Assets)
   Consolidated                    $   137,796      13.31%   $    82,830       8.00%           N/A         N/A
   Busey Bank                      $   108,321      11.13%   $    77,846       8.00%   $    97,307        10.00%
   Busey Bank Florida              $    11,802      25.47%   $     3,708       8.00%   $     4,634        10.00%

Tier I Capital (to Risk Weighted Assets)

   Consolidated                    $   119,897      11.58%   $    41,415       4.00%           N/A         N/A
   Busey Bank                      $    91,826       9.44%   $    38,923       4.00%   $    58,385        6.00%
   Busey Bank Florida              $    11,280      24.34%   $     1,854       4.00%   $     2,781        6.00%

Tier I Capital (to Average Assets)

   Consolidated                    $   119,897       8.66%   $    55,389       4.00%           N/A         N/A
   Busey Bank                      $    91,826       7.03%   $    52,244       4.00%   $    65,305        5.00%
   Busey Bank Florida              $    11,280      16.50%   $     2,736       4.00%   $     3,420        5.00%

                                                                        21 of 29

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 2003.

                                                                            Rate Sensitive Within
                                          -----------------------------------------------------------------------------------
                                              1-30          31-90          91-180       181 Days -      Over
                                              Days           Days           Days         1 Year        1 Year        Total
                                          -----------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-bearing deposits                 $         21    $        -     $         -    $       -     $       -    $       21
Investment securities:
    U.S. Governments                            12,002        11,038          20,100       38,280        91,395       172,815
    Obligations of states and
        political subdivisions                   2,338         2,849           2,123        1,414        42,975        51,699
    Other securities                            12,006           100               -          762        13,987        26,855
Loans (net of unearned int.)                   476,511        58,369          76,424      121,989       411,553     1,144,846
                                          -----------------------------------------------------------------------------------
    Total rate-sensitive assets           $    502,878    $   72,356     $    98,647    $ 162,445     $ 559,910    $1,396,236
                                          -----------------------------------------------------------------------------------

Interest bearing transaction
    Deposits                              $     44,292    $        -     $         -    $       -     $       -    $   44,292
Savings deposits                               106,126             -               -            -             -       106,126
Money market deposits                          416,199             -               -            -             -       416,199
Time deposits                                   44,785        53,043          80,825      108,192       196,601       483,446
Federal funds purchased                         27,000             -               -            -             -        27,000
Securities sold under agreements to
   repurchase                                    7,500             -               -            -             -         7,500
Long-term debt                                       -             -           1,759            -        86,000        87,759
Company obligated mandatorily                                                                                 -             -
   redeemable preferred securities                   -             -               -            -        25,000        25,000
                                          -----------------------------------------------------------------------------------
    Total rate-sensitive
        liabilities                       $    645,902    $   53,043     $    82,584    $ 108,192     $ 307,601    $1,197,322
                                          -----------------------------------------------------------------------------------
    Rate-sensitive assets less
        rate-sensitive liabilities        $   (143,024)   $   19,313     $    16,063    $  54,253     $ 252,309    $  198,914
                                          -----------------------------------------------------------------------------------

    Cumulative Gap                        $   (143,024)   $ (123,711)    $  (107,648)   $ (53,395)    $ 198,914
                                          ===================================================================================
    Cumulative amounts as a percentage
        of total rate-sensitive assets          -10.24%        -8.86%          -7.71%       -3.82%        14.25%
                                          ===================================================================================
    Cumulative ratio                              0.78          0.82            0.86         0.94          1.17
                                          ===================================================================================

The foregoing table shows a negative (liability sensitive) rate-sensitivity gap of $143 million in the 1-30 day as there were more liabilities subject to repricing in that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days. On a cumulative basis, however, the gap remains liability-sensitive through one year. The composition of the gap structure at September 30, 2003, will benefit the Corporation more if interest rates decrease during the next year by allowing the net interest margin to grow as liability rates would reprice more quickly than rates on rate-sensitive assets. After 1 year, a rate increase would benefit the Corporation because the volume of rate-sensitive assets subject to repricing would exceed the volume of rate-sensitive liabilities subject to repricing.

                                                                        22 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                  2003                                        2002
                                               --------------------------------------        --------------------------------
                                                  Average       Income/        Yield/          Average       Income/   Yield/
                                                  Balance       Expense         Rate           Balance       Expense    Rate
                                               --------------------------------------        --------------------------------
                                                                             (Dollars in thousands)
ASSETS
    Federal funds sold                         $      14,194    $    114        1.07%        $   13,779     $    168    1.63%
    Investment securities
        U.S. Government obligations                  166,149       4,050        3.26%           146,984        4,881    4.44%
        Obligations of states and political
            subdivisions (1)                          51,934       2,374        6.11%            44,625        2,307    6.91%
        Other securities                              26,455         657        3.32%            24,242          618    3.41%
    Loans (net of unearned interest) (1) (2)       1,104,637      49,349        5.97%           999,053       49,766    6.66%
                                               -------------------------                     -----------------------
    Total interest earning assets              $   1,363,369    $ 56,544        5.55%        $1,228,683     $ 57,740    6.28%
                                                                ========                                    ========

    Cash and due from banks                           37,373                                     33,845
    Premises and equipment                            25,666                                     28,495
    Allowance for loan losses                        (16,069)                                   (13,839)
    Other assets                                      43,719                                     39,425
                                               -------------                                 ----------

Total Assets                                   $   1,454,058                                 $1,316,609
                                               =============                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits      $      17,956    $     70        0.52%        $   13,893     $    107    1.03%
    Savings deposits                                 105,308         578        0.73%            96,691          824    1.14%
    Money market deposits                            440,993       2,616        0.79%           401,966        3,836    1.28%
    Time deposits                                    499,267      11,928        3.19%           459,957       13,785    4.01%
    Short-term borrowings:
        Federal funds purchased                        3,349          36        1.44%             2,292           34    1.98%
        Repurchase agreements                          7,495          91        1.62%             6,722          291    5.79%
        Other                                              -           -            -               600           15    3.34%
    Long-term debt                                    78,448       2,604        4.44%            62,428        2,318    4.96%
   Company obligated mandatorily
      redeemable preferred securities                 25,000       1,688        9.03%            25,000        1,688    9.03%
                                               -------------------------                     -----------------------
    Total interest-bearing liabilities         $   1,177,816    $ 19,611        2.23%        $1,069,549     $ 22,898    2.86%
                                                                ========                                    ========

    Net interest spread                                                         3.32%                                   3.42%
                                                                                ====                                    ====

    Demand deposits                                  146,336                                    128,469
    Other liabilities                                  9,362                                      9,909
    Stockholders' equity                             120,544                                    108,682
                                               -------------                                 ----------

Total Liabilities and Stockholders' Equity     $   1,454,058                                  1,316,609
                                               =============                                 ==========

Interest income / earning assets (1)           $   1,363,369    $ 56,544        5.55%        $1,228,683     $ 57,740    6.28%
Interest expense / earning assets              $   1,363,369    $ 19,611        1.93%        $1,228,683     $ 22,898    2.49%
                                                                --------------------                        ----------------

Net interest margin (1)                                         $ 36,933        3.62%                       $ 34,842    3.79%
                                                                ====================                        ================

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        23 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                            Change due to(1)

                                                                                   Average       Average            Total
                                                                                   Volume       Yield/Rate          Change
                                                                                  -----------------------------------------
                                                                                           (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                                            $      5      $     (59)         $    (54)
    Investment securities:
        U.S. Government obligations                                                    799         (1,630)             (831)
        Obligations of states and political
            subdivisions (2)                                                           228           (161)               67
        Other securities                                                                54            (15)               39
    Loans (2)                                                                        4,985         (5,402)             (417)
                                                                                  -----------------------------------------

Change in interest income (2)                                                     $  6,071      $  (7,267)         $ (1,196)
                                                                                  -----------------------------------------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                                         $     53      $     (90)         $    (37)
    Savings deposits                                                                    82           (328)             (246)
    Money market deposits                                                              344         (1,564)           (1,220)
    Time deposits                                                                    1,352         (3,209)           (1,857)
    Short-term borrowings:
        Federal funds purchased                                                          5             (3)                2
        Repurchase agreements                                                           38           (238)             (200)
        Other                                                                          (15)             -               (15)
    Long-term debt                                                                     487           (201)              286
   Company obligated mandatorily redeemable preferred securities                         -              -                 -
                                                                                  -----------------------------------------

Change in interest expense                                                        $  2,346      $  (5,633)         $ (3,287)
                                                                                  -----------------------------------------

Increase in net interest income (2)                                               $  3,725      $  (1,634)         $  2,091
                                                                                  =========================================

(1) Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

                                                                        24 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                  2003                                        2002
                                                 ------------------------------------      --------------------------------------
                                                   Average       Income/       Yield/         Average        Income/       Yield/
                                                   Balance       Expense        Rate          Balance        Expense        Rate
                                                 ------------------------------------      --------------------------------------
                                                                             (Dollars in thousands)
ASSETS
    Federal funds sold                           $    15,653    $     37        0.94%      $     19,485     $     82        1.67%
    Investment securities
        U.S. Government obligations                  170,708       1,229        2.86%           153,933        1,587        4.09%
        Obligations of states and political
            subdivisions (1)                          52,219         788        5.99%            47,970          804        6.65%
        Other securities                              28,321         253        3.54%            24,016          192        3.17%
    Loans (net of unearned interest) (1) (2)       1,130,799      16,422        5.76%         1,022,300       17,019        6.60%
                                                 -----------------------                   -------------------------
    Total interest earning assets                $ 1,397,700    $ 18,729        5.32%      $  1,267,704     $ 19,684        6.16%
                                                                ========                                    ========

    Cash and due from banks                           36,998                                     34,374
    Premises and equipment                            24,150                                     28,120
    Allowance for loan losses                        (16,439)                                   (13,888)
    Other assets                                      46,350                                     42,099
                                                 -----------                               ------------

Total Assets                                     $ 1,488,759                               $  1,358,409
                                                 ===========                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits        $    17,855    $     19        0.42%      $     14,753     $     42        1.13%
    Savings deposits                                 107,243         149        0.55%            95,753          274        1.14%
    Money market deposits                            466,244         788        0.67%           402,576        1,214        1.20%
    Time deposits                                    488,651       3,636        2.95%           487,164        4,656        3.79%
    Short-term borrowings:
        Federal funds purchased                        3,093          10        1.28%               478            3        2.49%
        Repurchase agreements                          7,864          20        1.01%             4,739           72        6.03%
        Other                                              -           -            -                 -            -        0.00%
    Long-term debt                                    84,498         933        4.38%            76,097          913        4.76%
   Company obligated mandatorily
      redeemable preferred securities                 25,000         563        8.93%            25,000          563        8.93%
                                                 -----------------------                   -------------------------
    Total interest-bearing liabilities           $ 1,200,448    $  6,118        2.02%      $  1,106,560     $  7,737        2.77%
                                                                ========                                    ========

    Net interest spread                                                         3.30%                                       3.39%
                                                                                ====                                        ====

    Demand deposits                                  156,258                                    130,288
    Other liabilities                                  8,668                                     10,490
    Stockholders' equity                             123,385                                    111,071
                                                 -----------                               ------------

Total Liabilities and Stockholders' Equity       $ 1,488,759                               $  1,358,409
                                                 ===========                               ============

Interest income / earning assets (1)             $ 1,397,700    $ 18,729        5.32%      $  1,267,704     $ 19,684        6.16%
Interest expense / earning assets                $ 1,397,700    $  6,118        1.74%      $  1,267,704     $  7,737        2.42%
                                                                --------------------                        --------------------

Net interest margin (1)                                         $ 12,611        3.58%                       $ 11,947        3.74%
                                                                ====================                        ====================

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        25 of 29

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                         Change due to(1)

                                                                                Average      Average         Total
                                                                                 Volume     Yield/Rate       Change
                                                                               --------------------------------------
                                                                                      (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                                         $     (14)   $      (31)    $      (45)
    Investment securities:
        U.S. Government obligations                                                  202          (560)          (358)
        Obligations of states and political
            subdivisions (2)                                                         127          (143)           (16)
        Other securities                                                              37            24             61
    Loans (2)                                                                      2,944        (3,541)          (597)
                                                                               --------------------------------------

Change in interest income (2)                                                  $   3,296    $   (4,251)    $     (955)
                                                                               --------------------------------------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                                      $      12    $      (35)    $      (23)
    Savings deposits                                                                  38          (163)          (125)
    Money market deposits                                                            170          (596)          (426)
    Time deposits                                                                     14        (1,034)        (1,020)
    Short-term borrowings:
        Federal funds purchased                                                        9            (2)             7
        Repurchase agreements                                                         30           (82)           (52)
        Other                                                                          -             -              -
    Long-term debt                                                                    72           (52)            20
   Company obligated mandatorily redeemable preferred securities                       -             -              -
                                                                               --------------------------------------

Change in interest expense                                                     $     345    $   (1,964)    $   (1,619)
                                                                               --------------------------------------

Increase in net interest income (2)                                            $   2,951    $   (2,287)    $      664
                                                                               ======================================

(1) Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2003 and 2002.

                                                                        26 of 29

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

The committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis point, + 200 basis points. These interest-rate scenarios indicate the interest rate risk of the Corporation over a one-year time horizon due to changes in interest rates, as of September 30, 2003, is as follows:

                                                                        Basis Point Changes
                                                                  -------------------------------
                                                                   -100      +100            +200
                                                                  -------------------------------
Percentage change in net interest income due to an
immediate change in interest over a one-year period               (4.72%)    2.27%           5.01%

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

                                                                        27 of 29

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

         (b.) Reports on Form 8-K

                  On October 21, 2003, First Busey Corporation filed a report on Form 8-K (Item 12) dated October 20, 2003, releasing its financial results for the three months ending September 30, 2003.

                                                                        28 of 29

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)

                                By: //Douglas C. Mills//
                                    --------------------------------

                                    Douglas C. Mills
                                    Chairman of the Board and Chief Executive
                                    Officer

                                By: //Barbara J. Harrington//
                                    ---------------------------------

                                    Barbara J. Harrington
                                    Chief Financial Officer
                                    (Principal financial and accounting officer)

Date: November 14, 2003

                                                                        29 of 29