Form 10-K
period 2003-12-31
FIRST BUSEY CORP /NV/
filed 2004-03-12
CIK 314489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.). Yes |X| No | |

      The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates was $211,677,035 based on the closing price for the stock as reported on the Nasdaq National Market as of June 30, 2003, or as of the last business day of the registrants most recently completed second fiscal quarter.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at February 27, 2004
         -----                                  --------------------------------
         Common Stock, without par value                    13,696,902

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement dated March 12, 2004, for First Busey Corporation's Annual Meeting of Stockholders to be held April 13, 2004, (the "2004 Proxy Statement") are incorporated by reference into Part III.

                      (This page intentionally left blank)

                             FIRST BUSEY CORPORATION
                             Form 10-K Annual Report

                                Table of Contents

PART 1

Item 1    Business .....................................................................................   4
Item 2    Properties ...................................................................................   8
Item 3    Legal Proceedings ............................................................................   8
Item 4    Submission of Matters to a Vote of Security Holders ..........................................   8

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
          Purchases of Equity Securities ...............................................................   9
Item 6    Selected Financial Data ......................................................................  11
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations ...................................................................................  13
Item 7A   Quantitative and Qualitative Disclosures About Market Risk ...................................  30
Item 8    Financial Statements and Supplementary Data ..................................................  32
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ...................................................................................  32
Item 9A   Controls and Procedures ......................................................................  32

PART III

Item 10   Directors and Executive Officers of the Registrant ...........................................  32
Item 11   Executive Compensation .......................................................................  32
Item 12   Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters ..........................................................................  32
Item 13   Certain Relationships and Related Transactions ...............................................  32
Item 14   Principal Accountant Fees and Services .......................................................  32

PART IV

Item 15   Exhibits, Financial Statement Schedules and reports on Form 8-K ..............................  33

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

      First Busey Corporation ("First Busey" or the "Corporation"), a Nevada Corporation, is a $1.5 billion financial holding company which was initially organized as a bank holding company in 1980. First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 23 locations. First Busey is headquartered in Urbana, Illinois and its common stock is traded on the Nasdaq National Market under the symbol "BUSE."

BANKING AND NON-BANKING SUBSIDIARIES

      First Busey currently has two wholly owned banking subsidiaries located in three states, Busey Bank and Busey Bank Florida (the "Banks").

      Busey Bank, a state-chartered bank organized in 1868, is a full-service commercial bank offering a wide variety of services to individual, business, institutional and governmental customers, including retail products and services. Busey Bank has 18 locations in Illinois and one in Indianapolis, Indiana.

      First Busey acquired Eagle BancGroup, Inc., parent of First Federal Savings & Loan Association ("First Federal"), in October, 1999. First Federal, located in Bloomington, Illinois, was established in 1919 as a federally chartered capital stock savings association. In June, 2000, First Federal changed its name to Busey Bank fsb. At the same time, four of Busey Bank's branches, located in LeRoy and Bloomington, Illinois, were transferred to Busey Bank fsb. In October, 2000, Busey Bank fsb opened an additional branch in Fort Myers, Florida. In November, 2001, Busey Bank fsb transferred its charter to Florida, and changed its name to Busey Bank Florida. Simultaneously, the Illinois assets of Busey Bank fsb were merged into Busey Bank. Busey Bank Florida, a federally chartered savings association, is a full-service bank offering commercial and retail banking services. Busey Bank Florida has one location in Fort Myers, Florida, and two locations in Cape Coral, Florida.

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

      Busey Investment Group, Inc., a wholly owned non-banking subsidiary, located in Champaign, Illinois. Busey Investment Group is the parent company of:
(1) First Busey Trust & Investment Co., which is exclusively dedicated to providing a full range of trust and investment management services, including estate and financial planning, tax preparation, custody services and philanthropic advisory services; (2) First Busey Securities, Inc., which is a full-service broker/dealer and provides individual investment advice; and (3) Busey Insurance Services, Inc., which offers a variety of insurance products.

      First Busey Resources, Inc., a wholly owned non-banking subsidiary, located in Urbana, Illinois, owns and manages a hotel property included in repossessed assets and two other real estate properties which are not currently used in banking activities.

      First Busey Capital Trust I ("Capital Trust I"), a statutory business trust organized under the Delaware Business Trust Act, was formed in June, 2001. First Busey owns all of the Common Securities of Capital Trust I.

COMPETITION

      The Banks compete actively with national and state banks, savings and loan associations and credit unions for deposits and loans primarily in central and east-central Illinois, southwest Florida, and central Indiana. In addition, First Busey and its non-bank subsidiaries compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other products and services.

      Based on information obtained from FDIC/OTS Summary of Deposits dated June, 2003, First Busey ranked first in total deposits in Champaign County, second in Ford County, and fourth in McLean County. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

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

      Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the BHCA. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

EMPLOYEES

      As of December 31, 2003, First Busey and its subsidiaries had a total of 503 employees (full-time and equivalents).

EXECUTIVE OFFICERS

      Following is a description of the business experience for at least the past five years of the executive officers of the Corporation.

      DOUGLAS C. MILLS. Mr. Mills, age 63, has served as Chairman of the Board and Chief Executive Officer of First Busey Corporation since its incorporation. He has been associated with Busey Bank since 1971 when he assumed the position of Chairman of the Board. Mr. Mills' son is David D. Mills, President of Busey Bank

      P. DAVID KUHL. Mr. Kuhl, age 54 has served as Chairman of the Board and Chief Executive Officer of Busey Bank since January, 2003. Prior to being named Chairman of the Board, Mr. Kuhl served as President and Chief Executive Officer of Busey Bank from June, 1991. Prior to that, Mr. Kuhl served in various management capacities since joining Busey Bank in 1979. Mr. Kuhl has served on the Board of Directors of Busey Bank since 1991. Mr. Kuhl is married to Barbara
J. Kuhl, President and Chief Operating Officer of First Busey Corporation

      EDWIN A. SCHARLAU II. Mr. Scharlau, age 59, has served as chairman of the Board of Busey Investment Group, Inc. since January, 2001, and First Busey Securities, Inc. since June, 1994. Mr. Scharlau has also served as Vice-Chairman of the Board of First Busey Corporation since January, 2003. Mr. Scharlau served as Chairman of the Board of Busey Bank from June, 1991, to January, 2003. Mr. Scharlau has been associated with Busey Bank since 1964.

      BARBARA J. KUHL. Mrs. Kuhl, age 53, has served as President and Chief Operating Officer of First Busey Corporation since November, 2000. Previously, Mrs. Kuhl served in various management capacities since joining Busey Bank in 1974. Mrs. Kuhl is married to P. David Kuhl, Chairman of the Board and Chief Executive Officer of Busey Bank.

      DAVID D. MILLS. Mr. Mills, age 33, has served as President and Chief Operating Officer of Busey Bank since January, 2003. Prior to that he was Vice President of First Busey Corporation. Mr. Mills began his career with Busey Bank in December, 1998, as a Commercial Lending Officer. Mr. Mills' father is Douglas
C. Mills, Chairman of the Board and Chief Executive Officer of First Busey Corporation.

      BARBARA J. HARRINGTON. Mrs. Harrington, age 44, has served as Chief Financial Officer of First Busey Corporation since March, 1999. Prior to that she served as Controller and Senior Vice President of Busey Bank. Mrs. Harrington has served in various financial and accounting positions since joining the organization in December, 1991.

SECURITIES AND EXCHANGE COMMISSION REPORTING AND OTHER INFORMATION

      First Busey's web site address is www.busey.com. The Corporation makes available on this web site its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on form 8-K, and amendements thereto, as reasonably practicable after such reports are filed with the Securities and Exchange Commission, and in any event, on the same day as such filing with the Securities and Exchange Commission. Reference to this web site does not constitute incorporation by reference of the information contained on the web site and should not be considered part of this document.

      First Busey Corporation has adopted a code of ethics applicable to our employees, officers, and directors. The text of this code of ethics may be found under "Investor Relations" on the Corporation's website. It is also filed as an exhibit to this annual report on Form 10-K.

ITEM 2. PROPERTIES

      The location and general character of the materially important physical properties of First Busey and its subsidiaries are as follows: First Busey, where corporate management and administration operate, is headquartered at 201 West Main Street, Urbana, Illinois. Busey Bank has properties located at 201 West Main Street, Urbana, Illinois, 909 West Kirby Avenue, Champaign, Illinois, and 301 Fairway Drive, Bloomington, Illinois. These facilities offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits, making individual, consumer, installment, first mortgage and second mortgage loans. Busey Bank Florida, located at 7980 Summerlin Lakes Drive, Fort Myers, Florida, offers similar services as Busey Bank. Busey Investment Group, Inc., located at 502 West Windsor Road, Champaign, Illinois, through its subsidiaries, provides a full range of trust and investment management services, execution of securities transactions as a full-service broker/dealer and provide individual investment advice on equity and other securities as well as insurance agency services. First Busey Resources, Inc., located at 201 W. Main Street, Urbana, Illinois, which owns a hotel property included in repossessed assets and manages two real estate properties not currently used in banking operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table presents for the periods indicated the high and low closing price for First Busey common stock as reported on the Nasdaq National Market.

                                                         2003                                2002
                                                 --------------------                ---------------------
Market Prices of Common Stock                     High          Low                   High           Low
-----------------------------                     ----          ---                   ----           ---
First Quarter                                    $24.37        $22.40                $21.75         $19.55
Second Quarter                                   $26.52        $23.08                $22.61         $20.30
Third Quarter                                    $27.86        $24.46                $23.00         $21.00
Fourth Quarter                                   $28.84        $26.00                $23.57         $22.14

During 2003 and 2002, First Busey declared cash dividends per share of common stock as follows:

           2003                     COMMON STOCK
           ----                     ------------
           January                   $     .17
           April                     $     .17
           July                      $     .17
           October                   $     .17

           2002
           ----
           January                   $     .15
           April                     $     .15
           July                      $     .15
           October                   $     .15

      For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Supervision, Regulation and Other Factors, Dividends on pages 5 - 6.

      As of February 27, 2004, there were approximately 981 holders of common stock.

      The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

                                                                                  Total          Maximum
                                                                                Number of       Number of
                                                                                 Shares           Shares
                                                                                Purchased        that May
                                                                               as Part of         Yet Be
                                             Total                              Publicly        Purchased
                                           Number of           Average          Announced       Under the
                                             Shares        Price Paid per       Plans or         Plans or
                                           Purchased            Share           Programs        Programs (1)
------------------------------------------------------------------------------------------------------------
January 1 - 31, 2003                          7,500           $ 23.12              7,500          239,044
February 1 - 28, 2003                            --                --                 --          239,044
March 1 - 31, 2003                               --                --                 --          239,044
April 1 - 30, 2003                               --                --                 --          239,044
May 1 - 31, 2003                             10,300             23.55             10,300          228,744
June 1 - 30, 2003                                --                --                 --          228,744
July 1 - 31, 2003                            59,000             25.77             59,000          169,744
August 1 - 31, 2003                          10,000             25.68             10,000          159,744
September 1 - 30, 2003                           --                --                 --          159,744
October 1 - 31, 2003                         11,000             25.99             11,000          148,744
November 1 - 30, 2003                            --                --                 --          148,744
December 1 - 31, 2003                        59,000             27.12             59,000           89,744
                                            -------           -------            -------
Total                                       156,800           $ 26.02            156,800

(1) First Busey Corporation's board of directors approved a stock purchase plan on March 20, 2001, for the repurchase of up to 500,000 shares of common stock. The Corporation's 2001 repurchase plan has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

      The following selected financial data for each of the five years in the period ended December 31, 2003, have been derived from First Busey's audited consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2003, which appear elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

                                                         2003             2002            2001             2000             1999
                                                     -----------      -----------     -----------      -----------       -----------
                                                                      (dollars in thousands, except per share data)
BALANCE SHEET ITEMS
     Securities                                      $  224,733       $  233,830       $  210,869       $  228,597       $  225,046
     Loans                                            1,192,396        1,101,043          978,106          984,369          886,684
     Allowance for loan losses                           16,228           15,460           13,688           12,268           10,403
     Total assets                                     1,522,084        1,435,578        1,300,689        1,355,044        1,247,123
     Total deposits                                   1,256,595        1,213,605        1,105,999        1,148,787        1,027,981
     Long-term debt                                      92,853           71,759           47,021           55,259           55,849
     Company obligated mandatorily
        redeemable trust  preferred debentures           25,000           25,000           25,000               --               --
     Stockholders' equity                               125,177          115,163          105,790           92,325           82,284
RESULTS OF OPERATIONS
     Interest income                                 $   73,849       $   76,085       $   89,985       $   93,242       $   72,311
     Interest expense                                    25,618           30,494           46,435           50,476           34,920
     Net interest income                                 48,231           45,591           43,550           42,766           37,391
     Provision for loan losses                            3,058            3,125            2,020            2,515            2,570
     Net income(1)                                       19,864           17,904           15,653           14,053           12,548
PER SHARE DATA
     Diluted earnings                                $     1.45       $     1.31       $     1.15       $     1.03       $      .90
     Cash dividends                                         .68              .60              .52              .48              .44
     Book value                                            9.15             8.49             7.73             6.86             6.08
     Closing price                                        27.00            23.06            21.48          19.9375           22.625
OTHER INFORMATION
     Return on average assets                              1.35%            1.33%            1.19%            1.12%            1.22%
     Return on average equity                             16.34%           16.31%           15.80%           16.56%           14.68%
     Net interest margin (2)                               3.60%            3.74%            3.64%            3.74%            4.02%
     Stockholders' equity to assets                        8.22%            8.02%            8.13%            6.81%            6.60%

(1) Effective January 1, 2002, First Busey adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

(2)   Calculated as a percent of average earning assets.

      A reconcilation of First Busey's Consolidated Statements of Income for each of the five years ending December 31, 2003, from amounts reported to amounts exclusive of goodwill amortization is shown below:

FINANCIAL ACCOUNTING STANDARDS NO. 142 DISCLOSURE

     Net income as reported                               $   19,864      $   17,904      $   15,653      $   14,053      $   12,548
     Goodwill amortization, after tax                             --              --             651             677             322
                                                          ----------      ----------      ----------      ----------      ----------
     Net income as adjusted                               $   19,864      $   17,904      $   16,304      $   14,730      $   12,870
                                                          ----------      ----------      ----------      ----------      ----------

Diluted earnings per share of common stock:
     As reported                                          $     1.45      $     1.31      $     1.15      $     1.03      $      .90
     Goodwill amortization                                        --              --             .05             .05             .02
                                                          ----------      ----------      ----------      ----------      ----------
     Earnings per share as adjusted                       $     1.45      $     1.31      $     1.20      $     1.08      $      .92
                                                          ----------      ----------      ----------      ----------      ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and subsidiaries for the years ended December 31, 2003, 2002, and 2001. It should be read in conjunction with "Business," "Selected Financial Data," the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.

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

GENERAL

      The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired eleven banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; acquired a thrift holding company and federal savings and loan; formed a trust company subsidiary; formed an insurance agency subsidiary; formed a non-bank ATM subsidiary and acquired and liquidated a travel agency. The following table illustrates the amounts of net income contributed by each subsidiary (on a pre-consolidation basis) since January 1, 2001, less purchase accounting adjustments (net income for Busey Bank in following table excludes income from Bank subsidiaries and includes deduction for amortization expense recorded on parent company statements).

Subsidiary                                  Acquired              2003                    2002                    2001
----------                                  ---------    --------------------    --------------------   -------------------
                                                                                 (dollars in thousands)
Busey Bank (1)                                3/20/80    $   19,927     91.7%    $   18,541     91.9%   $   13,574    79.2%
Busey Bank Florida (2)                       10/29/99           287      1.3%            24      0.1%        1,984    11.6%
First Busey Trust & Investment Co. (3)             --         1,296      6.0%         1,419      7.0%        1,391     8.1%
First Busey Securities, Inc. (4)                   --           313      1.4%           258      1.3%         (40)    -0.2%
First Busey Resources, Inc. (5)                    --            72      0.3%           149      0.7%          130     0.8%
Busey Insurance Services, Inc. (6)                 --            24      0.1%            39      0.2%           10     0.0%
BAT, Inc. (7)                                      --         (169)     -0.8%         (282)     -1.4%           81     0.5%
Busey Travel, Inc. (8)                         1/1/98            --      0.0%            33      0.2%          (6)     0.0%
                                                         ----------    ------    ----------    ------   ----------   ------
Total                                                    $   21,750    100.0%    $   20,214    100.0%   $   17,124   100.0%
                                                         ==========    ======    ==========    ======   ==========   ======

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

(6) Formed as a subsidiary of Busey Bank as of October 1, 1997; transferred to Busey Investment Group on January 1, 2001.

(7)   Reactivated as a subsidiary of Busey Bank as of July 1, 1997.

(8) Acquired as a subsidiary of Busey Bank as of January 1, 1998; liquidated November 30, 2002.

      Busey Bank and Busey Bank Florida have each contributed at least 10% of the Corporation's consolidated net income in at least one of the last three years.

EXECUTIVE SUMMARY

      First Busey Corporation posted record earnings during 2003 due primarily to growth in net interest income and mortgage banking income combined with moderate expense growth.

      The increase in net interest income is due primarily to growth in the average balance of outstanding loans. Most of the loan growth occurred in the Fort Myers, FL market through Busey Bank Florida's banking operations and Busey Bank's loan production office. The Corporation expects to continue to grow loans in its existing markets of Champaign and McLean Counties in Illinois, Indianapolis, Indiana, and Fort Myers, Florida.

      First Busey saw tremendous growth in the production of single-family loan production as well as in gains on the sale of these loans. This growth in production is primarily the result of increased refinance activity due to 2003's low interest-rate environment. Refinance activity declined considerably during the second half of 2003 due to rising interest rates, and the mortgage operation has refocused its attention to attract more new home purchasers as well as developing other products, such as new home construction financing, to replace this income source.

      The Corporation's net chargeoffs increased during 2003 to $2,290,000. Of this net chargeoff figure, $2,000,000 is related to one large credit in the commercial construction industry. Expenses related to other real estate owned were higher during 2003 and 2002 than in prior years. The increase in ORE expense during these two years was due to operating losses associated with a hotel property in the McLean County market and valuation adjustments necessary to reduce the carrying value of this property to estimated net realizable value. The Corporation has contracted with an independent hotel management firm to operate the hotel during 2004 until a buyer is identified.

      Income from trust and brokerage activities during 2003 were relatively flat compared to 2002. Trust and investment management fees are based primarily on the market value of assets under care. Trust fees declined in 2003 due partially to the weak equity market experienced during the first half of the year. Assets under care grew 25.6% to $1.210 billion as of December 31, 2003, compared to $963 million as of December 31, 2002. Improved equity market conditions should lead to growth in trust revenue during 2004.

      Operating expenses increased 2.7% to $39,969,000 during 2003 compared to $38,926,000 during 2002, which had decreased slightly from $38,974,000 during 2001. Most of the growth in operating expenses is due to commission and other incentive payments related to mortgage origination activities and ORE expenses previously described. As a percentage of net interest income plus other income, other expenses were 54.8%, 57.1%, and 60.0% in 2003, 2002, and 2001 respectively, indicating that revenues have grown more rapidly than expenses over this three-year time period.

      On January 5, 2004, the Corporation entered into an agreement with First Capital Bankshares, Inc. of Peoria, Illinois, to acquire the outstanding stock of First Capital for cash consideration of approximately $42 million or $5,750 per share for its 6,736 shares and 740 options outstanding. The agreement is subject to approval by the shareholders of First Capital and the receipt of the required regulatory approvals. The acquisition is expected to close on or before June 30, 2004. First Busey has secured a commitment to finance the acquisition on a short-term basis with maturity expected in January, 2006. First Busey will review the various alternatives for refinancing this acquisition on a long-term basis and will determine its course of action during 2005. In addition to growing First Capital's banking operations in the Peoria market, First Busey will also examine opportunities for expanding its trust and brokerage operations into that market.

RESULTS OF OPERATIONS-THREE YEARS ENDED DECEMBER 31, 2003

SUMMARY

      The Corporation reported net income of $19,864,000 in 2003, up 10.9% from $17,904,000 in 2002, which itself represented an increase of 14.4% from $15,653,000 in 2001. Diluted earnings per share in 2003 increased 10.7% to $1.45 from $1.31 in 2002, which was a 13.9% increase from $1.15 in 2001. The main factors contributing to the increase in net income in 2003 were increases in net interest income, service charges on deposit accounts, and gains on the sale of mortgage loans. Operating earnings, which exclude security gains and the related tax expense, were $19,276,000 or $1.41 per share for 2003; $17,445,000, or $1.28 per share for 2002; and $14,878,000, or $1.09 per share for 2001.

      Security gains after the related tax expense were $588,000 or 3.0% of net income in 2003; $459,000 or 2.6% of net income in 2002; and $775,000 or 5.0% of net income in 2001. The Corporation owns a position in a bank-qualified equity security with substantial appreciated value. First Busey's Board has authorized an orderly liquidation of this asset over a ten-year period.

      The Corporation's return on average assets was 1.35%, 1.33% and 1.19% for 2003, 2002, and 2001, respectively, and return on average equity was 16.34%, 16.31%, and 15.80% for 2003, 2002, and 2001, respectively. On an operating earnings basis, return on average assets was 1.31%, 1.30%, and 1.13% for 2003, 2002, and 2001, respectively, and return on average equity was 15.85%, 15.89% and 15.02% for 2003, 2002, and 2001, respectively.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

      Average earning assets increased 9.8% or $123,002,000 to $1,376,195,000 during 2003 from the 2002 average balance of $1,253,193,000. The average balance of loans increased 10.2% or $103,594,000 to $1,118,667,000 for 2003 from the
2002 average balance of $1,015,073,000. The average balance of all categories of investment securities increased during 2003 as compared to 2002. Growth in the average balances of investment securities and loans was partially offset by declines in the average balances of interest-bearing deposits and Federal funds sold.

      The balance of interest-bearing liabilities averaged $1,118,163,000 for 2003, an increase of $96,576,000 or 8.8% from the 2002 average balance of $1,091,587,000. A small decline in the average balance of other short-term borrowings partially offset the growth in all other categories of interest-bearing liabilities.

      The Corporation's net interest margin expressed as a percentage of average earning assets, stated on a fully taxable equivalent basis, was 3.60% for 2003, a decrease of 14 basis points from the 3.74% for 2002. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.37% for 2003 a decline of 13 basis points from the 3.50% net interest margin for 2002.

      Interest income on a tax equivalent basis decreased $2,284,000 or 3.0% to $75,109,000 for 2003 as compared to the interest income of $77,393,000 for 2002. The decrease in interest income is primarily attributable to the decline in the average rate paid on all categories of interest-earning assets with the exception of other securities. The average yield on interest-earning assets fell 72 basis points to 5.46% for 2003 as compared to 6.18% for 2002. Growth in the average balance of investment securities and loans offset the impact of the decline in interest rates.

      Interest expense decreased $4,876,000 or 16.0% to $25,618,000 during 2003 as compared to interest expense of $30,494,000 for 2002. This decline resulted partially from changes in the mix of funding sources but primarily as the result of the decline in rates paid on all categories of interest-bearing liabilities.

      Net interest income on a tax equivalent basis increased 5.5% in 2003 to $49,491,000 from $46,899,000 in 2002, which reflected a 4.5% increase from $44,883,000 in 2001. The decrease in interest rates throughout 2003 led to declines in the amount of income earned on interest-earning assets and also had significant impact on the amount of interest expense recognized by the Corporation. The average yield on interest-earning assets decreased 72 basis points from 6.18% in 2002 to 5.46% in 2003. The average rate paid on interest-bearing liabilities declined 63 basis points from 2.79% in 2002 to 2.16% in 2003.

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

      The provision for loan losses decreased $67,000 to $3,058,000 in 2003 from $3,125,000 in 2002 which had increased from $2,020,000 in 2001. Net charge-offs increased to $2,290,000 in 2003 from $1,353,000 in 2002, and total non-performing loans increased to $3,219,000 as of December 31, 2003, compared to $2,228,000 as of December 31, 2002. Net charge-offs were $600,000 in 2001, and non-performing loans totaled $2,224,000 as of December 31, 2001.

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

OTHER INCOME

      Other income increased 9.5% in 2003 to $24,685,000 from $22,537,000 in 2002, which reflected a 5.0% increase from $21,460,000 in 2001. The increases in 2003 and 2002 are due primarily to increases in the gains on the sale of loans and growth in service charges on deposit accounts. As a percentage of total income, other income was 25.1%, 22.9%, and 19.3% in 2003, 2002, and 2001, respectively. Gains on the sale of securities, as a component of other income, totaled $975,000 (4.0%) in 2003, $762,000 (3.4%) in 2002, and $1,285,000 (6.0%)
in 2001. Gains on sales of loans, as a component of other income totaled $6,183,000 (25.0%), $3,995,000 (17.7%), and $2,296,000 (10.7%) in 2003, 2002,
and 2001, respectively. Service charges on deposit accounts, as a component of other income totaled $7,319,000 (29.7%), $7,054,000 (31.3%), and $6,121,000
(28.5%) in 2003, 2002, and 2001, respectively

      Additional components of other income were fee income and trust fees. Service charges and other fee income increased 2.6% to $11,258,000 in 2003 from $10,976,000 in 2002, which was a 10.3% increase from $9,950,000 in 2001. The growth in fee income in 2003 and 2002 is due primarily to increases in service charges on deposit accounts. Despite the poor equity market in 2003 and 2002, trust fees declined just 3.5% in 2003 from 2002 and increased 3.8% in 2002 from 2001. Trust revenues were $4,615,000 in 2003, $4,781,000 in 2002, and $4,607,000 in 2001. Trust revenues in each year were directly related to the total trust assets under care. Remaining other income decreased 18.2% to $1,654,000 in 2003 from $2,023,000 in 2002 which was a 39.1% decrease from $3,322,000 in 2001. In
December, 2001, the Corporation sold the customer list of its travel agency subsidiary. As a result of this sale, no commissions from travel services were recognized in 2003 and 2002. The Corporation recognized $727,000 on the increase in the cash surrender value of bank owned life insurance during 2003 compared to $655,000 during 2002 and $111,000 during 2001.

OTHER EXPENSES

      Operating expenses increased $1,043,000 or 2.7% in 2003 to $39,969,000 from $38,926,000 in 2002, which reflected a decrease of $48,000 from $38,974,000 in 2001. As a percentage of total income, other expenses were 40.6%, 39.5%, and 35.0% in 2003, 2002, and 2001, respectively. Employee-related expenses, including salaries and wages and employee benefits, increased in 2003 to $22,314,000, as compared to $21,003,000 in 2002, which was a slight decrease from $21,066,000 in 2001. As a percent of average assets, employee-related expenses were 1.52%, 1.57%, and 1.61% in 2003, 2002, and 2001, respectively. The Corporation had 503, 491, and 498 full-time equivalent employees at December 31, 2003, 2002, and 2001, respectively. The increase in employee related expenses in 2003 compared to

2002 is due primarily to increases in commissions and other incentive compensation for associates involved in the origination, processing, and sale of mortgage loans held for sale. The decline in 2002 from 2001 in employee-related expense and number of employees is related to the sale of the travel business. Net occupancy expense of bank premises and furniture and equipment expenses decreased $941,000 or 14.4% in 2003 to $5,604,000 as compared from $6,545,000 in
2002 and $6,957,000 in 2001.

      Data processing expenses increased 20.3% to $1,755,000 for the year ended December 31, 2003, compared to $1,459,000 for the year ended December 31, 2002, and $920,000 for the year ended December 31, 2001. Data processing expenses were higher in 2003 compared to 2002 due to the addition of network monitoring and protection systems, an increase in the volume of transaction activity, and the acquisition of equipment and software to enhance the banks' item capture system in preparation of Check 21 compliance.

      Amortization and impairment expenses declined in 2003 compared to 2002 as the core deposit intangible associated with an acquisition completed in 1995 became fully amortized during 2002. Amortization and impairment expenses declined in 2002 as compared to 2001 due to the adoption of Statement of Financial Accounting standards No. 142. During the year ended December 31, 2001, the Corporation recognized an impairment write-down of $325,000 on a customer list purchased by First Busey Securities, Inc. Revenues generated from this customer list were lower than originally projected.

      Other expenses increased $572,000 or 6.9% to $8,821,000 during the year ended December 31, 2003, as compared to the year ended December 31, 2002. In June, 2002, Busey Bank became mortgagee in possession of a hotel property in Bloomington, IL. In September, 2003, Busey Bank took title to the property upon completion of foreclosure proceedings. The Bank operated this property through its wholly owned subsidiary, BAT, Inc., from June, 2002 through December 31, 2003. The hotel property was transferred from Busey Bank to First Busey Resources, Inc. in December, 2003, where it remains classified as Other Real Estate (ORE) and is included in the repossessed asset total on the non-performing loan table of this report. First Busey Resources has entered into a contract with an independent hotel management firm to manage the day-to-day operations of the property until it can be sold. Other expenses for the year ending December 31, 2003 include valuation adjustments of $931,000 and net ORE expenses of $269,000 associated with operating this repossessed asset. For the year ending December 31, 2002, valuation adjustments of $700,000 and net ORE expense of $282,000 associated with operating the property are included in the other expense line.

INCOME TAXES

      Income tax expense in 2003 was $10,025,000 as compared to $8,173,000 in 2002 and $8,363,000 in 2001. The provision for income taxes as a percent of income before income taxes was 33.5%, 31.3%, and 34.8%, for 2003, 2002, and 2001, respectively. The provision for income taxes as a percentage of income before income taxes decreased in 2002 due to the increase in income from bank owned life insurance, which is not taxable to the Corporation, and to the reduction in nondeductible amortization expense.

BALANCE SHEET-DECEMBER 31, 2003 AND DECEMBER 31, 2002

      Total assets on December 31, 2003, were $1,522,084,000, an increase of 6.0% from $1,435,578,000 on December 31, 2002. Total loans, net of unearned interest, increased 8.3% to $1,192,396,000 on December 31, 2003, as compared to $1,101,043,000 on December 31, 2002. Total deposits increased 3.5% to $1,256,595,000 on December 31, 2003 as compared to $1,213,605,000 on December
31, 2002. Non-interest bearing deposits increased $9,473,000 or 6.3% during 2003. Interest-bearing deposits increased $33,517,000 or 3.2% during 2003.

      Total stockholders' equity increased 8.7% to $125,177,000 on December 31, 2003, as compared to $115,163,000 on December 31, 2002. Growth in equity is due primarily to $10,649,000 earnings retained in the Corporation combined with a net decrease of $1,085,000 in unrealized gains on available for sale securities and a $1,383,000 decrease in Treasury stock. Treasury shares will be issued in future years as participants exercise outstanding options under the Corporation's stock option plan which is discussed in Note 15 to the Corporation's consolidated financial statements.

A. EARNING ASSETS

      The average interest-earning assets of the Corporation were 93.7%, 93.4%, and 94.0%, of average total assets for the years ended December 31, 2003, 2002, and 2001 respectively.

B. INVESTMENT SECURITIES

      The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 2003, the fair value of these securities was $224,733,000 and the amortized cost was $209,482,000. There were $15,389,000 of gross unrealized gains and $138,000 of gross unrealized losses for a net unrealized gain of $15,251,000. The after-tax effect ($9,191,000) of this unrealized gain has been included in stockholders' equity. The decrease in market value for the debt securities in this classification was a result of increasing interest rates. The fair value increase in the equity securities was primarily due to an increase in the value of shares of SLM Corporation common stock owned by the Corporation as of year end.

The composition of securities available for sale is as follows:

                                                                                     As of December 31,
                                                           ------------------------------------------------------------------------
                                                             2003            2002            2001            2000            1999
                                                           --------        --------        --------        --------        --------
                                                                                   (dollars in thousands)
U.S. Treasuries and Agencies                               $150,898        $158,324        $143,490        $162,886        $164,565
Equity securities                                            21,335          20,326          18,058          15,479          13,079
States and political subdivisions                            48,235          51,434          43,767          43,197          41,554
Other                                                         4,265           3,746           5,554           7,035           5,848
                                                           --------        --------        --------        --------        --------
Fair value of securities available for sale $               224,733        $233,830        $210,869        $228,597        $225,046
                                                           ========        ========        ========        ========        ========
Amortized cost                                             $209,482        $216,801        $197,398        $218,790        $221,601
                                                           ========        ========        ========        ========        ========
Fair value as a percentage of amortized cost                 107.28%         107.85%         106.82%         104.48%         101.55%
                                                           ========        ========        ========        ========        ========

      The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2003, are:

                                           Due in 1 year or    Due after 1 year      Due after 5 years        Due after
                                                 less           through 5 years       through 10 years        10 years
                                        -------------------  -------------------   -------------------   --------------------
                                                   Weighted             Weighted              Weighted               Weighted
                                          Fair     Average     Fair      Average     Fair     Average      Fair       Average
Investment Securities(1)                  Value     Yield      Value      Yield     Value      Yield      Value        Yield
                                        --------   --------  --------   --------   --------   --------   --------    --------
                                                                 (dollars in thousands)
U.S. Treasuries and Agencies            $ 68,308     2.99%   $ 82,494     2.34%    $     96     4.00%    $     --       0.00%
States and political subdivisions (2)      5,537     5.19%     20,970     6.04%      20,936     6.80%         792       7.08%
Other                                        435     6.89%      1,862     6.11%         304     5.18%       1,664       9.40%
                                        --------     ----    --------     ----     --------     ----     --------       ----
Total                                   $ 74,280     3.18%   $105,326     3.14%    $ 21,336     6.76%    $  2,456       8.65%
                                        ========     ====    ========     ====     ========     ====     ========       ====

(1)   Excludes equity securities and mortgage backed securities.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2003)

      The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities decreased to 67.1% at December 31, 2003, from 67.7% at December 31, 2002, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities decreased to 21.5% at December 31, 2003, from 22.0% at December 31, 2002.

LOAN PORTFOLIO

      Loans, including loans held for sale, before allowance for loan losses, increased 8.3% to $1,192,396,000 as of December 31, 2003 from $1,101,043,000 at
December 31, 2002. Non-farm non-residential real estate mortgage loans increased $18,016,000, or 6.6%, to $292,169,000 in 2003 from $274,153,000 in 2002. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1 to 4 family residential real estate mortgage loans (not held for sale) increased $6,691,000, or 1.8%, to $376,559,000 in 2003 from
$369,868,000 in 2002. In 2003's low interest rate environment, the Corporation experienced significant refinance activity. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $286,037,000 as of December 31, 2003.

      The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $383,494,000 and $331,712,000 as of December 31, 2003 and 2002, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The composition of loans is as follows:

                                                                As of December 31,
                                      --------------------------------------------------------------------
                                         2003            2002           2001          2000          1999
                                      ----------      ----------      --------      --------      --------
                                                               (dollars in thousands)
Commercial and financial              $  138,272      $  118,004      $121,694      $124,052      $119,800
Agricultural                              22,300          22,034        21,022        20,844        20,126
Real estate-farmland                      11,890          13,421        14,414        15,411        15,841
Real estate-construction                 168,141         129,872        83,701        75,672        52,479
Real estate-mortgage                     790,089         761,901       679,351       697,410       622,075
Installment loans to individuals          61,704          55,811        57,924        50,980        56,363
                                      ----------      ----------      --------      --------      --------
Loans                                 $1,192,396      $1,101,043      $978,106      $984,369      $886,684
                                      ==========      ==========      ========      ========      ========

      The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2003:

                                                1 Year or
                                                   Less     1 to 5 Years   Over 5 Years      Total
                                                ---------   ------------   ------------    --------
                                                              (dollars in thousands)
Commercial, financial and agricultural           $ 97,036      $40,322        $23,214      $160,572
Real estate-construction                          104,869       58,819          4,453       168,141
                                                 --------      -------        -------      --------
Total                                            $201,905      $99,141        $27,667      $328,713
                                                 ========      =======        =======      ========

Interest rate sensitivity of selected loans
Fixed rate                                       $ 53,669      $21,725        $ 4,845      $ 80,239
Adjustable rate                                   148,236       77,416         22,822       248,474
                                                 --------      -------        -------      --------
Total                                            $201,905      $99,141        $27,667      $328,713
                                                 ========      =======        =======      ========

ALLOWANCE FOR LOAN LOSSES

The following table shows activity affecting the allowance for loan losses:

                                                                        Years ended December 31
                                                 ------------------------------------------------------------------------
                                                    2003             2002            2001           2000           1999
                                                 ----------       ----------       --------       --------       --------
                                                                         (dollars in thousands)
Average loans outstanding during period          $1,118,667       $1,015,073       $961,779       $937,239       $731,491
                                                 ==========       ==========       ========       ========       ========
Allowance for loan losses:
   Balance at beginning of period                $   15,460       $   13,688       $ 12,268       $ 10,403       $  7,101
                                                 ----------       ----------       --------       --------       --------

Loans charged-off:
   Commercial, financial and agricultural        $    2,123       $      775       $    103       $     70       $     40
   Real estate-construction                              --               76             --             --             --
   Real estate-mortgage                                 172              659            408            290            145
   Installment loans to individuals                     220              319            265            414            366
                                                 ----------       ----------       --------       --------       --------
Total charge-offs                                $    2,515       $    1,829       $    776       $    774       $    551
                                                 ----------       ----------       --------       --------       --------
Recoveries:
   Commercial, financial and agricultural        $       69       $      349       $     15       $     22       $     16
   Real estate-construction                              --               --             --             --             --
   Real estate-mortgage                                   6               26             42              4             67
   Installment loans to individuals                     150              101            119             98             99
                                                 ----------       ----------       --------       --------       --------
Total recoveries                                 $      225       $      476       $    176       $    124       $    182
                                                 ----------       ----------       --------       --------       --------
Net loans charged-off                            $    2,290       $    1,353       $    600       $    650       $    369
                                                 ----------       ----------       --------       --------       --------
Provision for loan losses                        $    3,058       $    3,125       $  2,020       $  2,515       $  2,570
                                                 ----------       ----------       --------       --------       --------
Net additions due to acquisition                         --               --             --             --          1,101
                                                 ----------       ----------       --------       --------       --------
Balance at end of period                         $   16,228       $   15,460       $ 13,688       $ 12,268       $ 10,403
                                                 ==========       ==========       ========       ========       ========
Ratios:
   Net charge-offs to average loans                    0.20%            0.13%          0.06%          0.07%          0.05%
                                                 ==========       ==========       ========       ========       ========
   Allowance for loan losses to total loans
      at period end                                    1.36%            1.40%          1.40%          1.25%          1.17%
                                                 ==========       ==========       ========       ========       ========

      The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                              ------------------------------------------------------------------------------------------------------
                                     2003                 2002                 2001                  2000                1999
                              -----------------    ------------------    ------------------    -----------------    ----------------
                                         % of                  % of                  % of                 % of                % of
                                         Total                 Total                 Total                Total               Total
                               Amount    Loans      Amount     Loans      Amount     Loans      Amount    Loans     Amount    Loans
                              -------    -----     -------     -----     -------     -----     -------    -----     -------   -----
                                                                  (dollars in thousands)
Commercial, financial, agri-  $ 2,295     14.5%    $ 2,143      13.9%    $ 1,880      16.1%    $ 1,854     16.3%    $ 3,391    17.6%
  cultural and real
estate-farmland
Real estate-construction           --     14.1%         --      11.8%         --       8.6%         --      7.7%         --     5.9%
Real estate-mortgage           12,752     66.2%     12,451      69.2%     10,880      69.4%      9,051     70.8%      5,708    70.1%
Installment loans to              821      5.2%        779       5.1%        811       5.9%        708      5.2%      1,293     6.4%
individuals
Unallocated                       360      N/A          87       N/A         117       N/A         655      N/A          11     N/A
                              -------    -----     -------     -----     -------     -----     -------    -----     -------   -----
Total                         $16,228    100.0%    $15,460     100.0%    $13,688     100.0%    $12,268    100.0%    $10,403   100.0%
                              =======    =====     =======     =====     =======     =====     =======    =====     =======   =====

      This table indicates growth in the allowance for loan losses for real estate mortgages as of December 31, 2003 as compared to December 31, 2002. The increase in the allowance allocated to real estate mortgages is due primarily to growth in the outstanding balances of this loan category.

NON-PERFORMING LOANS

      It is management's policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                                    Years ended December 31,
                                                    ----------------------------------------------------------
                                                     2003         2002         2001         2000         1999
                                                    ------       ------       ------       ------       ------
                                                                      (dollars in thousands)
Non-accrual loans                                   $  581       $1,265       $1,265       $  767       $1,220
Loans 90 days past due and still accruing            2,638          963          959        4,667          897
Restructured loans                                      --           --           --           --           --
                                                    ------       ------       ------       ------       ------
Total non-performing loans                          $3,219       $2,228       $2,224       $5,434       $2,117
                                                    ------       ------       ------       ------       ------
Repossessed assets                                  $4,781       $5,724       $   30       $  230       $  459
Other assets acquired in satisfaction of debts
   previously contracted                                10            1            1           11            5
                                                    ------       ------       ------       ------       ------
Total non-performing other assets                   $4,791       $5,725       $   31       $  241       $  464
                                                    ------       ------       ------       ------       ------
Total non-performing loans and non-
   performing other assets                          $8,010       $7,953       $2,255       $5,675       $2,581
                                                    ======       ======       ======       ======       ======
Non-performing loans to loans, before
   allowance for loan losses                          0.27%        0.20%        0.23%        0.55%        0.24%
                                                    ======       ======       ======       ======       ======
Non-performing loans and non-performing
   other assets to loans, before allowance for
   loan losses                                        0.67%        0.72%        0.23%        0.58%        0.29%
                                                    ======       ======       ======       ======       ======

      The ratio of non-performing loans and non-performing other assets to loans, before allowance to loan losses, decreased from 0.72% as of December 31, 2002, to 0.67% as of December 31, 2003 due primarily to valuation adjustments on the hotel property held in repossessed assets. Busey Bank became mortgagee in possession of this property in June, 2002, and remained so until September, 2003, when it took title of the property upon completion of foreclosure proceedings. Costs associated with renovation of the property were added to the value of the hotel during 2003 and 2002. Busey Bank recognized valuation adjustments of $931,000 during 2003, and $700,000 during 2002 to reduce the carrying value to estimated market value of approximately $4,000,000 as of December 31, 2003. In December, 2003, this property was transferred from Busey Bank to First Busey Resources, Inc., which will operate the property until it can be liquidated.

      A loan is considered to be impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. No interest income was recognized on these loans during 2003 and 2002, and $9,000 was recognized during 2001.

      The gross interest income that would have been recorded in the years ended December 31, 2003, 2002 and 2001 if the non-accrual and restructured loans had been current in accordance with their original terms was $268,000, $211,000, and $84,000, respectively. The amount of interest collected on those loans that was included in interest income was $0 for the year ended December 31, 2003, $0 for the year ended December 31, 2002, and $17,000 for the year ended December 31, 2001.

POTENTIAL PROBLEM LOANS

      Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for possible loan losses. Potential problem loans totaled $10,566,000 at December 31, 2003. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

OTHER INTEREST-BEARING ASSETS

      There are no other interest-bearing assets which are categorized as impaired.

DEPOSITS

      As indicated in the following table, average interest-bearing deposits as a percentage of average total deposits decreased to 87.8% for the year ended December 31, 2003, from 88.4% for the year ended December 31, 2002, which was a decrease from 89.3% for the year ended December 31, 2001.

                                                                          December 31,
                          ------------------------------------------------------------------------------------------------------
                                           2003                                2002                              2001
                          --------------------------------   --------------------------------    -------------------------------
                                                                     (dollars in thousands)
                             Average     % Total   Average      Average     % Total   Average      Average      % Total  Average
                             Balance                 Rate       Balance                Rate        Balance                 Rate
                          ------------   -------   -------   ------------   -------   -------    ------------   -------  -------
Non-interest bearing
   demand deposits        $    149,030     12.2%     0.00%   $    129,766     11.6%     0.00%    $    119,274     10.7%    0.00%
Interest bearing demand
   deposits                     18,194      1.5%     0.48%         11,477      1.0%     1.15%          34,199      3.1%    2.15%
Savings/Money Market           555,193     45.5%     0.74%        507,931     45.3%     1.19%         449,874     40.5%    2.59%
Time deposits                  497,875     40.8%     3.10%        472,000     42.1%     3.90%         508,400     45.7%    5.55%
                          ------------    -----      ----    ------------    -----      ----     ------------    -----     ----
Total                     $  1,220,292    100.0%     1.61%   $  1,121,174    100.0%     2.19%    $  1,111,747    100.0%    3.65%
                          ============    =====      ====    ============    =====      ====     ============    =====     ====

      Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2003, had the following maturities (dollars in thousands):

                Under 3 months                $      36,914
                3 to 6 months                        18,730
                6 to 12 months                       14,157
                Over 12 months                       35,813
                                              -------------
                Total                         $     105,614
                                              =============

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

                                                                Federal funds purchased and
                                                              securities sold under agreements        Other short-term
                                                                        to repurchase                     borrowings
                                                              --------------------------------------------------------
                                                                                  (dollars in thousands)
2003
Balance, December 31, 2003                                              $      16,000                   $         --
Weighted average interest rate at end of period                                  0.98%                          0.00%
Maximum outstanding at any month end                                    $      34,500                   $         --
Average daily balance                                                   $      10,496                   $         --
Weighted average interest rate during period (1)                                 1.39%                          0.00%

2002
Balance, December 31, 2002                                              $       2,467                   $         --
Weighted average interest rate at end of period                                  5.68%                          0.00%
Maximum outstanding at any month end                                    $      26,739                   $      2,000
Average daily balance                                                   $       7,955                   $        462
Weighted average interest rate during period (1)                                 4.69%                          4.55%

2001
Balance, December 31, 2001                                              $       9,767                   $      2,000
Weighted average interest rate at end of period                                  5.68%                          6.73%
Maximum outstanding at any month end                                    $      18,126                   $     30,000
Average daily balance                                                   $      15,692                   $     14,985
Weighted average interest rate during period (1)                                 6.25%                          7.39%

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

      Average liquid assets are summarized in the table below:

                                                             Years Ended December 31,
                                               2003                    2002                    2001
                                             -------                 -------                 -------
                                                              (dollars in thousands)
Cash and due from banks                      $38,247                 $33,633                 $31,690
Interest-bearing bank deposits                   928                   1,039                  13,721
Federal funds sold                            14,362                  16,633                  30,142
                                             -------                 -------                 -------
Total                                        $53,537                 $51,305                 $75,553
                                             =======                 =======                 =======
Percent of average total assets                  3.6%                    3.8%                    5.8%
                                             =======                 =======                 =======

The Corporation's primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, deposits and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and Federal Home Loan Bank. The Corporation has not dealt in or used brokered deposits as a source of liquidity. Additional liquidity is provided by bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Banks of Chicago and Atlanta. The Corporation has an operating line with Bank One in the amount of $10,000,000, all of which was available as of December 31, 2003. Long-term liquidity will be satisfied primarily through retention of capital funds.

      On December 31, 2003, the Corporation held $52,397,000 in liquid assets as compared to $47,645,000 as of December 31, 2002. Growth in liquid assets was offset by a decline in the balance of U.S. Treasuries and Agency securities available for sale. These investments are highly liquid and provide additional interest income.

      An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During 2003 and 2002 the Corporation realized increased activity in the origination and sale of loans held for sale due to the low interest-rate environment. The Corporation sold $437,382,000 in mortgage loans during 2003 and $257,220,000 during 2002. As of December 31, 2003, the Corporation held $30,529,000 in loans held for sale. Management intends to sell these loans during the first quarter of 2004.

      The Corporation also realized significant growth in loans held for investment during 2003. This loan growth was funded primarily through net deposit growth and growth in the outstanding balances of advances from the Federal Home Loan Banks of Chicago and Atlanta. In December, 2002, the Corporation prepaid Federal Home Loan Bank advances totaling $10,000,000 and incurred prepayment penalties totaling $388,000 in order to more closely match the term and cost of funds to the loan growth.

      The objective of liquidity management by the Corporation is to ensure that funds will be available to meet demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations.

      First Busey Corporation has secured a commitment to borrow $42 million to finance the acquisition of the outstanding shares and options of First Capital Bankshares, Inc. of Peoria, Illinois. The Corporation will review various alternatives for refinancing this acquisition on a long-term basis and will determine its course of action during 2005.

      The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

      The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of December 31, 2003 and 2002, the Corporation had outstanding loan commitments including lines of credit of $286,037,000 and $222,407,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

      As of December 31, 2003 and 2002, certificates of deposit which are scheduled to mature within one year were $287,584,000 and $323,580,000, respectively.

      Net cash flows provided by operating activities totaled $54,569,000 in 2003 and $2,266,000 in 2001, while net cash used by operating activities was $14,122,000 in 2002. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the production and sale of loans held for sale. Operating cash flow increased significantly during 2003 relative to 2002 due primarily to mortgage loan origination and sale activity. During 2003 the Corporation originated $400,967,000 in loans held for sale and generated $437,382,000 from the sale of held-for-sale loans resulting in net cash provided by loan originations and sales of $36,415,000. During 2002 the Corporation originated $292,102,000 in held-for-sale loans and generated $257,220,000 from the sale of held-for-sale loans leading to a net cash use of $34,882,000.

      Net cash used in investing activities was $118,555,000 in 2003 and $92,077,000 in 2002. During 2001 investing activities resulting in net cash provided of $48,330,000. Significant items affecting cash flows from investing activities are investment securities and loans held in the Corporation's portfolio. The Corporation's loan portfolio grew significantly during 2003 and 2002 and was the single largest factor affecting net cash used in investing activities during those two years.

      Net cash provided by financing activities was $68,738,000 during 2003 and $12,264,000 during 2002 while net cash used in financial activities was $67,601,000 during 2001. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term borrowings. Deposits, which are the Corporation's primary funding source, have grown during the last two years, but have not grown as rapidly as loan balances. This led to an increase in the Corporation's use of short-term and long-term borrowing sources during 2003 to fund the asset growth. Federal funds purchased and securities sold under agreements to repurchase increased $13,533,000 during 2003. The Corporation increased its use of long-term advances from the Federal Home Loan Banks of Chicago and Atlanta by $20,000,000 during 2003 as rates on these advances were lower than rates on deposit products for similar terms.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuances, and property and equipment leases.

      The following table summarizes significant contractual obligations and other commitments as of December 31, 2003:

                                                                                    Company
                                                                                   Obligated
                                                                                  Mandatorily
                                            Short- and                            Redeemable
                       Certificates of       Long-term                          Trust Preferred
                           Deposit           Borrowing            Leases           Debentures            Total
                      -----------------   ----------------   -----------------  -----------------   ----------------
                                                          (dollars in thousands)
2003                  $         287,584   $          6,398   $             814  $               -   $        294,796
2004                             85,421             16,397                 708                  -            102,526
2005                             43,192             15,398                 679                  -             59,269
2006                             50,632             12,373                 620                  -             63,625
2007                             20,582             40,372                 475                  -             61,429
Thereafter                           44              1,915                 370             25,000             27,329
                      -----------------   ----------------   -----------------  -----------------   ----------------
Total                 $         487,455   $         92,853   $           3,666  $          25,000   $        608,974
                      =================   ================   =================  ================    ================

Commitments to extend credit                                                                        $        286,037
                                                                                                    ================

CAPITAL RESOURCES

      Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 2003, the Corporation earned $19,864,000 and paid dividends of $9,215,000 to stockholders, resulting in a retention of current earnings of $10,649,000.

      The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2003, the Corporation had a total capital to total risk-weighted asset ratio of 13.33%, a Tier 1 capital to risk-weighted asset ratio of 11.62% and a Tier 1 leverage ratio of 8.85%; the Corporation's bank subsidiary, Busey Bank, had ratios of 11.30%, 9.64%, and 7.33%, respectively; the Corporation's thrift subsidiary, Busey Bank Florida, had ratios of 15.50%, 14.39%, and 10.16%, respectively. As these ratios indicate, the Corporation and its bank subsidiaries exceed the regulatory capital guidelines.

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

EFFECTS OF INFLATION

      The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution's operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution's performance than does general inflation. For additional information regarding interest rates and changes in net interest income see "Selected Statistical Information" and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

      The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

                                                                     Years Ended December 31,
                                 --------------------------------------------------------------------------------------------------
                                               2003                              2002                               2001
                                 -----------------------------    -------------------------------    ------------------------------
                                   Average    Income/   Yield/     Average      Income/    Yield/     Average      Income/   Yield/
                                   Balance    Expense    Rate      Balance      Expense     Rate      Balance      Expense    Rate
                                 ----------   -------   ------    ----------    -------    ------    ----------    --------  ------
                                                                   (dollars in thousands)
Assets
Interest-bearing bank deposits   $      928   $     8     0.86%   $    1,039    $    12      1.15%   $   13,721    $    513    3.74%
Federal funds sold                   14,362       149     1.04%       16,633        260      1.56%       30,142       1,179    3.91%
Investment securities:
       U.S. Treasuries and
          Agencies                  164,633     5,098     3.10%      149,670      6,387      4.27%      159,969       8,726    5.45%
       Obligations of states
       and political                 51,452     3,125     6.07%       46,577      3,140      6.74%       43,896       3,169    7.22%
          subdivisions(1)
       Other securities              26,153       960     3.67%       24,201        800      3.31%       23,382         889    3.80%
Loans (net of unearned
discount)(1),(2)                  1,118,667    65,769     5.88%    1,015,073     66,794      6.58%      961,779      76,842    7.99%
                                 ----------   -------   ------    ----------    -------    ------    ----------    --------  ------
Total interest-earning
  assets(1)                      $1,376,195   $75,109     5.46%   $1,253,193    $77,393      6.18%   $1,232,889    $ 91,318    7.41%
                                 ==========   =======   ======    ==========    =======    ======    ==========    ========  ======

Cash and due from banks              38,247                           33,633                             31,690
Premises and equipment               24,887                           28,375                             30,283
Allowance for loan losses           (16,228)                         (14,001)                           (12,774)
Other assets                         44,858                           40,209                             30,173
                                 ----------                       ----------                         ----------
Total assets                     $1,467,959                       $1,341,409                         $1,312,261
                                 ==========                       ==========                         ==========

Liabilities and Stockholders'
  Equity
Interest bearing transaction
  deposits                       $   18,194   $    87     0.48%   $   11,477    $   132      1.15%   $   34,199    $    734    2.15%
Savings deposits                    105,649       733     0.69%       96,495      1,059      1.10%       90,544       2,059    2.27%
Money market deposits               449,544     3,390     0.75%      411,436      4,997      1.21%      359,330       9,614    2.68%
Time deposits                       497,875    15,434     3.10%      472,000     18,410      3.90%      508,400      28,207    5.55%
Short-term borrowings:
       Federal funds purchased        2,999        42     1.40%        2,089         40      1.91%           45           1    2.22%
       Repurchase agreements          7,497       104     1.39%        5,866        333      5.68%       15,647        98.0    6.26%
       Other                             --        --       --           462         21      4.55%       14,985       1,108    7.39%
Long-term debt                       81,405     3,578     4.40%       66,762      3,252      4.87%       47,703       2,532    5.31%
Company obligated mandatorily
   redeemable trust  preferred       25,000     2,250     9.00%       25,000      2,250      9.00%       13,333       1,200    9.00%
debentures
                                 ----------   -------   ------    ----------    -------    ------    ----------    --------  ------
Total interest-bearing
  liabilities                    $1,188,163   $25,618     2.16%    1,091,587     30,494      2.79%   $1,084,186    $ 46,435    4.28%
                                 ==========   =======   ======    ==========    =======    ======    ==========    ========  ======

Net interest spread                                       3.30                               3.39%                             3.13%
                                                        ======                             ======                            ======

Demand deposits                     149,030                          129,766                            119,274
Other liabilities                     9,166                           10,286                              9,746
Stockholders' equity                121,600                          109,770                             99,055
                                 ----------                       ----------                         ----------
Total liabilities and
       stockholders' equity      $1,467,959                       $1,341,409                         $1,312,261
                                 ==========                       ==========                         ==========

Interest income/earning
  assets(1)                      $1,376,195   $75,109     5.46%   $1,253,193    $77,393      6.18%   $1,232,889    $ 91,318    7.41%
Interest expense/earning
  assets                         $1,376,195   $25,618     1.86%   $1,253,193    $30,494      2.44%   $1,232,889    $ 46,435    3.77%
                                 ----------   -------   ------    ----------    -------    ------    ----------    --------  ------
Net interest margin1                           49,491     3.60%                 $46,899      3.74%                 $ 44,883    3.64%
                                              =======   ======                  =======    ======                  ========  ======

(1)   On a tax equivalent basis, assuming a federal income tax rate of 35%

(2) Non-accrual loans have been included in average loans, net of unearned discount

Changes In Net Interest Income:

                                                             Years Ended December 31, 2003, 2002, and 2001
                                                 --------------------------------------------------------------------------------
                                                 Year 2003 vs. 2002 Change due to(1)        Year 2002 vs. 2001 Change due to(1)
                                                 ------------------------------------      --------------------------------------
                                                 Average        Average       Total        Average        Average          Total
                                                  Volume      Yield/Rate      Change        Volume      Yield/Rate        Change
                                                 -------      ----------      -------      --------     ----------       --------
                                                                         (dollars in thousands)
Increase (decrease) in interest income:
   Interest-bearing bank deposits                $    (1)      $     (3)      $    (4)      $  (285)      $   (216)      $   (501)
   Federal funds sold                                (32)           (79)         (111)         (393)          (526)          (919)
   Investment securities:
      U.S. Treasuries and Agencies                   739         (2,028)       (1,289)         (534)        (1,805)        (2,339)
      States and political subdivisions(2)           313           (328)          (15)          345           (374)           (29)
      Other securities                                68             92           160            33           (122)           (89)
   Loans(2)                                        6,816         (7,841)       (1,025)        4,601        (14,649)       (10,048)
                                                 -------       --------       -------       -------       --------       --------
Change in interest income(2)                     $ 7,903       $(10,187)      $(2,284)      $ 3,767       $(17,692)      $(13,925)
                                                 =======       ========       =======       =======       ========       ========

Increase (decrease) in interest expense:
   Interest bearing transaction deposits         $    54       $    (99)      $   (45)      $  (354)      $   (248)      $   (602)
   Savings deposits                                  113           (439)         (326)          145         (1,145)        (1,000)
   Money market deposits                             519         (2,126)       (1,607)        1,669         (6,286)        (4,617)
   Time deposits                                   1,085         (4,061)       (2,976)       (1,903)        (7,894)        (9,797)
   Federal funds purchased                             4             (2)            2            40             (1)            39
   Repurchase agreements                             133           (362)         (229)         (443)          (204)          (647)
   Other short-term borrowings                       (21)            --           (21)         (779)          (308)        (1,087)
   Long-term debt                                    588           (262)          326           907           (187)           720
   Company obligated mandatorily
      redeemable trust preferred debentures           --             --            --         1,050             --          1,050
                                                 -------       --------       -------       -------       --------       --------
Change in interest expense                       $ 2,475       $ (7,351)      $(4,876)      $   332       $(16,273)      $(15,941)
                                                 -------       --------       -------       -------       --------       --------
Increase (decrease) in net interest income(2)    $ 5,428       $ (2,836)      $ 2,592       $ 3,435       $ (1,419)      $  2,016
                                                 =======       ========       =======       =======       ========       ========

Percentage increase in net interest income
   over prior period                                                             5.5%                                         4.5%
                                                                              ======                                     ========

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

      The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset liability committees and approved by the Corporation's Board of Directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 2003:

                                                                     Rate Sensitive Within
                                           ----------------------------------------------------------------------------------------
                                           1-30 Days      31-90 Days      91-180 Days     181 Days -     Over 1 Year        Total
                                                                                            1 Year
                                           ---------      ----------      -----------     ----------     -----------     ----------
                                                                          (dollars in thousands)
Interest-bearing deposits                  $   5,088       $      --       $      --       $      --       $     --      $    5,088
Investment securities
     U.S. Treasuries and Agencies             10,997           9,047          17,204          31,060         82,590         150,898
     States and political                      3,258              --             219           5,335         39,423          48,235
     subdivisions
     Other securities                         12,015              --             128             208         13,249          25,600
Loans (net of unearned interest)             502,847          74,399          86,371         129,295        399,484       1,192,396
                                           ---------       ---------       ---------       ---------       --------      ----------
     Total rate-sensitive assets           $ 534,205       $  83,446       $ 103,922       $ 165,898       $534,746      $1,422,217
                                           ---------       ---------       ---------       ---------       --------      ----------

Interest bearing transaction deposits      $  49,903       $      --       $      --       $      --       $     --      $   49,903
Savings deposits                             106,990              --              --              --             --         106,990
Money market deposits                        451,669              --              --              --             --         451,669
Time deposits                                 62,590          53,155          83,291          91,470        196,949         487,455
Fed funds purchased and repurchase
  agreements                                  16,000              --              --              --             --          16,000
Long-term debt                                 2,853              --              --           6,000         84,000          92,853
Company obligated mandatorily
  redeemable trust preferred debentures           --              --              --              --         25,000          25,000
                                           ---------       ---------       ---------       ---------       --------      ----------
     Total rate-sensitive liabilities      $ 690,005       $  53,155       $  83,291       $  97,470       $305,949      $1,229,870
                                           ---------       ---------       ---------       ---------       --------      ----------
Rate-sensitive assets less
rate-sensitive liabilities                 $(155,800)      $  30,291       $  20,631       $  68,428       $228,797      $  192,347
                                           ---------       ---------       ---------       ---------       --------      ----------
Cumulative Gap                             $(155,800)      $(125,509)      $(104,878)      $ (36,450)      $192,347
                                           =========       =========       =========       =========       ========
Cumulative amounts as a percentage
   of total rate-sensitive assets             -10.95%          -8.82%          -7.37%          -2.56%         13.52%
                                           =========       =========       =========       =========       ========
Cumulative Ratio                                 0.77           0.83            0.87            0.96           1.16
                                           =========       =========       =========       =========       ========

      The forgoing table shows a negative (liability-sensitive) rate-sensitivity gap of $155.8 million in the 1-30 day repricing category as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time period beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure as of December 31, 2003 indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

      The asset-liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. There are other factors which would influence the effect of interest rate fluctuations on the Corporation's net interest margin. For example, a decline in interest rates may lead to borrowers repaying their loans more rapidly which could mitigate some of the expected benefit of the decline in interest rates when negatively gapped. Conversely, a rapid rise in interest rates could lead to an increase in the net interest margin if the increased rates on loans and other interest-earning assets are higher than those on interest-bearing deposits and other liabilities.

      The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, and + 200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability balances remain constant at December 31, 2003 balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a rising and declining rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates at December 31, 2003, was as follows:

                                                                                Basis Point Changes
                                                                       --------------------------------------
                                                                            -100        +100        +200
                                                                       ------------  ----------  ------------
Percentage change in net interest income due to an immediate change
in interest rates over a one-year period                                   (5.57%)      3.05%       6.06%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements are presented beginning on page 37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 2-4 of the 2004 Proxy Statement.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference is the information set forth on pages 11-13 of the 2004 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Incorporated by reference is the information set forth on pages 8-10 and page 17 of the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference is the information set forth on page 15 of the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Incorporated by reference is the information set forth on pages 5-7 of the 2004 Proxy statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit     Description of Exhibit                                                       Sequentially
Number                                                                                  Numbered Page
-------     --------------------------------------------------------------------        -------------
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

10.1        First Busey Corporation 1993 Restricted Stock Award Plan (filed as
            Appendix E to First Busey's definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2        First Busey Corporation Profit Sharing Plan and Trust (filed as
            Exhibit 10.3 to First Busey's Registration Statement on Form S-1
            (Registration No. 33-13973), and incorporated herein by reference)

10.3        First Busey Corporation Employee Stock Ownership Plan (filed as
            Exhibit 10.7 to First Busey's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.4        First Busey Corporation 1988 Stock Option Plan (filed as Exhibit
            10.8 to First Busey's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.5 First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey's definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.6        First Busey Corporation 2004 Stock Option Plan to be filed as Annex
            D to First Busey's definitive proxy statement on March 12, 2004

14.1        First Busey Corporation Code of Ethics                                            83

21.1        List of Subsidiaries of First Busey Corporation                                   86

23.1        Consent of Independent Public Accountants                                         87

31.1        Certification of First Busey Corporation's Chief Executive Officer                88

31.2        Certification of First Busey Corporation's Chief Financial Officer                89

32.1        Certification of First Busey Corporation's Chief Executive Officer                90

32.2        Certification of First Busey Corporation's Chief Financial Officer                91

FINANCIAL STATEMENT SCHEDULES

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.

              FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
              Independent Auditor's Report                              39
              Consolidated Balance Sheets                               40
              Consolidated Statements of Income                         41
              Consolidated Statements of Stockholders' Equity           42
              Consolidated Statements of Cash Flows                     45
              Notes to Consolidated Financial Statements                47
              Management Report                                         81
              Independent Accountant's Report                           82

REPORTS ON FORM 8-K

      On January 8, 2004, the Corporation filed a report on Form 8-K (Item 2) dated January 6, 2004, announcing that on January 5, 2004, it entered into an agreement to acquire First Capital Bankshares, Inc., Peoria, IL.

      On January 20, 2004, the Corporation filed a report on Form 8-K (Item 12) dated January 20, 2004, releasing its financial results for the three months ending December 31, 2003.

      On February 24, 2004, the Corporation filed a report on Form 8-K dated February 24, 2004, announcing its intention to repurchase up to 500,000 shares, or approximately 4%, of its common stock outstanding.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 12, 2004.

                                            FIRST BUSEY CORPORATION


                                            BY /s/ DOUGLAS C. MILLS
                                               --------------------
                                            Douglas C. Mills
                                            Chairman of the Board, President,
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.


         Signature                           Title

         /s/ DOUGLAS C. MILLS                Chairman of the Board, Chief
         --------------------                Executive Officer
         Douglas C. Mills                    (Principal Executive Officer)

         /s/ BARBARA J. HARRINGTON           Chief Financial Officer
         -------------------------           (Principal Financial Officer)
         Barbara J. Harrington

         /s/ JOSEPH M. AMBROSE               Director
         ---------------------
         Joseph M. Ambrose

         /s/ SAMUEL P. BANKS                 Director
         -------------------
         Samuel P. Banks

         /s/ T. O. DAWSON                    Director
         ----------------
         T. O. Dawson

         /s/ VICTOR F. FELDMAN               Director
         ---------------------
         Victor F. Feldman

         /s/ KENNETH M. HENDREN              Director
         ----------------------
         Kenneth M. Hendren

         /s/ E. PHILLIPS KNOX                Director
         --------------------
         E. Phillips Knox

         /s/ BARBARA J. KUHL                 Director
         -------------------
         Barbara J. Kuhl

         /s/ P. DAVID KUHL                   Director
         -----------------
         P. David Kuhl

         /s/ V. B. LEISTER, JR.              Director
         ----------------------
         V. B. Leister, Jr.

         /s/ LINDA M. MILLS                  Director
         ------------------
         Linda M. Mills

         /s/ EDWIN A. SCHARLAU               Director
         ---------------------
         Edwin A. Scharlau II

         /s/ DAVID C. THIES                  Director
         ------------------
         David C. Thies

         /s/ ARTHUR R. WYATT                 Director
         -------------------
         Arthur R. Wyatt

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                                    CONTENTS


INDEPDENDENT AUDITOR'S REPORT                                              39

CONSOLIDATED FINANCIAL STATEMENTS
    Consolidated balance sheets                                            40
    Consolidated statements of income                                      41
    Consolidated statements of stockholders' equity                   42 - 44
    Consolidated statements of cash flows                             45 - 46
    Notes to consolidated financial statements                        47 - 80

INTERNAL CONTROL REPORTS
    Management Report - Effectiveness of the Internal Control              81
    Independent Accountant's Report                                        82

MCGLADREY & PULLEN
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
FIRST BUSEY CORPORATION
URBANA, ILLINOIS

We have audited the accompanying consolidated balance sheets of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ MCGLADREY & PULLEN, LLP

Champaign, Illinois
February 6, 2004

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                                2003              2002
                                                                            -----------       -----------
                                                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                                                     $    52,397       $    47,645
Securities available for sale                                                   224,733           233,830
Loans held for sale (fair value 2003 $30,609; 2002 $61,685)                      30,529            60,761
Loans (net of allowance for loan losses 2003 $16,228; 2002 $15,460)           1,145,639         1,024,822
Premises and equipment                                                           22,223            27,359
Goodwill                                                                          7,380             7,380
Other intangible assets                                                           2,100             2,464
Cash surrender value of bank owned life insurance                                16,836            11,109
Other assets                                                                     20,247            20,208
                                                                            -----------       -----------
         TOTAL ASSETS                                                       $ 1,522,084       $ 1,435,578
                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits:
       Noninterest bearing                                                  $   160,578       $   151,105
       Interest bearing                                                       1,096,017         1,062,500
                                                                            -----------       -----------
         TOTAL DEPOSITS                                                       1,256,595         1,213,605
   Federal funds purchased and securities
         sold under agreements to repurchase                                     16,000             2,467
   Long-term debt                                                                92,853            71,759
   Company obligated mandatorily redeemable trust preferred debentures           25,000            25,000
   Other liabilities                                                              6,459             7,584
                                                                            -----------       -----------
         TOTAL LIABILITIES                                                    1,396,907         1,320,415
                                                                            -----------       -----------

Stockholders' Equity
   Preferred stock, no par value, 1,000,000 shares authorized, no
      shares issued                                                                  --                --
   Common stock, no par value, authorized 40,000,000 shares;
      14,154,706 shares issued                                                    6,291             6,291
   Surplus                                                                       20,968            20,862
   Retained earnings                                                            102,288            91,639
   Accumulated other comprehensive income                                         9,191            10,276
                                                                            -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK,
            UNEARNED ESOP SHARES AND DEFERRED COMPENSATION
            FOR RESTRICTED STOCK AWARDS                                         138,738           129,068
   Treasury stock, at cost, 477,229 shares 2003; 586,486 shares 2002            (10,667)          (12,050)
   Unearned ESOP shares and deferred compensation for restricted
      stock awards                                                               (2,894)           (1,855)
                                                                            -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY                                             125,177           115,163
                                                                            -----------       -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,522,084       $ 1,435,578
                                                                            ===========       ===========

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                          2003         2002          2001
                                                         -------      -------      -------
                                                 (Dollars in thousands, except per share amounts)
Interest income:
   Loans                                                 $65,603      $66,586      $76,618
   Securities
      Taxable interest income                              5,816        7,094       10,011
      Nontaxable interest income                           2,031        2,041        2,060
      Dividends                                              250          104          117
   Federal funds sold                                        149          260        1,179
                                                         -------      -------      -------
         TOTAL INTEREST INCOME                            73,849       76,085       89,985
                                                         -------      -------      -------

Interest expense:
   Deposits                                               19,644       24,598       40,614
   Short-term borrowings                                     146          394        2,089
   Long-term debt                                          3,578        3,252        2,532
   Company obligated mandatorily redeemable
      trust preferred debentures                           2,250        2,250        1,200
                                                         -------      -------      -------
         TOTAL INTEREST EXPENSE                           25,618       30,494       46,435
                                                         -------      -------      -------
         NET INTEREST INCOME                              48,231       45,591       43,550
Provision for loan losses                                  3,058        3,125        2,020
                                                         -------      -------      -------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                               45,173       42,466       41,530
                                                         -------      -------      -------

Other income:
   Service charges on deposit accounts                     7,319        7,054        6,121
   Trust fees                                              4,615        4,781        4,607
   Commissions and brokers' fees, net                      2,103        2,106        2,162
   Other service charges and fees                          1,836        1,816        1,667
   Security gains, net                                       975          762        1,285
   Gain on sales of loans                                  6,183        3,995        2,296
   Net commissions from travel services                       --           --          864
   Other                                                   1,654        2,023        2,458
                                                         -------      -------      -------
         TOTAL OTHER INCOME                               24,685       22,537       21,460
                                                         -------      -------      -------

Other expenses:
   Salaries and wages                                     18,491       17,431       17,624
   Employee benefits                                       3,823        3,572        3,442
   Net occupancy expense of premises                       3,158        3,076        3,110
   Furniture and equipment expenses                        2,446        3,469        3,847
   Data processing                                         1,755        1,459          920
   Amortization and impairment of intangible assets          414          660        1,751
   Stationery, supplies and printing                       1,061        1,010        1,016
   Other                                                   8,821        8,249        7,264
                                                         -------      -------      -------
         TOTAL OTHER EXPENSES                             39,969       38,926       38,974
                                                         -------      -------      -------
         INCOME BEFORE INCOME TAXES                       29,889       26,077       24,016
Income taxes                                              10,025        8,173        8,363
                                                         -------      -------      -------
         NET INCOME                                      $19,864      $17,904      $15,653
                                                         =======      =======      =======
Basic earnings per share                                 $  1.46      $  1.32      $  1.16
                                                         =======      =======      =======
Diluted earnings per share                               $  1.45      $  1.31      $  1.15
                                                         =======      =======      =======

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                                                                Deferred
                                                                            Accumulated                       Compensation
                                                                                Other                             for
                                                                               Compre-              Unearned   Restricted
                                              Common              Retained     hensive    Treasury     ESOP      Stock
                                               Stock    Surplus   Earnings      Income      Stock     Shares     Awards      Total
                                              ------   --------   --------  -----------   --------  --------  -----------  ---------
Balance, December 31, 2000                    $6,291   $ 22,044   $ 73,215      $5,917    $(12,858)  $(2,283)      $(1)   $  92,325
Comprehensive Income:
  Net Income                                      --         --     15,653          --          --        --        --       15,653
  Other comprehensive income, net of tax:
     Unrealized gains on securities
        available for sale arising during
        the period, net of taxes of $1,963        --         --         --          --          --        --        --        2,986
     Reclassification adjustment, net of
        taxes of ($510)                           --         --         --          --          --        --        --         (775)
                                                                                                                           --------
  Other comprehensive income, net of
     taxes of $1,453                              --         --         --       2,211          --        --        --        2,211
                                                                                                                           --------
Comprehensive Income                              --         --         --          --          --        --        --       17,864
                                                                                                                           --------

Purchase of 168,734 shares for the treasury       --         --         --          --      (3,237)       --        --       (3,237)
Issuance of 369,000 shares of treasury
  stock for option exercise and related tax
  benefit                                         --       (872)        --          --       5,940        --        --        5,068
Issuance of 22,756 shares of treasury stock
  to benefit plans                                --         18         --          --         444        --        --          462
Issuance of 3,236 shares of treasury stock
  for bonus compensation program                  --         (3)        --          --          68        --        --           65
Issuance of 250 shares of treasury stock
  for restricted stock grants                     --          1         --          --           4        --         5           --
Cash dividends:
  Common stock at $.52 per share                  --         --     (7,007)         --          --        --        --       (7,007)
Employee stock ownership plan shares
  allocated                                       --        (18)        --          --          --       262        --          244
Release of restricted stock issued under
  restricted stock award plan                     --         --         --          --          --        --         6            6
                                              ------   --------   --------      ------    --------   -------       ---    ---------
Balance, December 31, 2001                    $6,291   $ 21,170   $ 81,861      $8,128    $ (9,639)  $(2,021)      $--    $ 105,790
                                              ======   ========   ========      ======    ========   =======       ===    =========

                                                                     (continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                                               Deferred
                                                                           Accumulated                      Compensation
                                                                              Other                               for
                                                                             Compre-              Unearned    Restricted
                                             Common              Retained    hensive    Treasury     ESOP       Stock
                                              Stock   Surplus    Earnings     Income     Stock      Shares      Awards       Total
                                             ------   -------    --------  -----------  --------  --------  ------------   --------
Balance, December 31, 2001                   $6,291   $21,170    $ 81,861    $ 8,128   $ (9,639)   $(2,021)      $  --     $105,790

Comprehensive income:
    Net income                                   --        --      17,904         --         --         --          --       17,904
    Other comprehensive income, net of tax:
      Unrealized gains on securities
        available for sale arising during
        period, net of tax benefit of
        $1,713                                   --        --          --         --         --         --          --        2,607
      Reclassification adjustment, net of
        taxes of ($303)                          --        --          --         --         --         --          --         (459)
                                                                                                                           --------
    Other comprehensive income, net of
        tax of $1,410                            --        --          --      2,148         --         --          --        2,148
                                                                                                                           --------
Comprehensive income                             --        --          --         --         --         --          --       20,052
                                                                                                                           --------

Purchase of 174,768 shares for the
    treasury                                     --        --          --         --     (3,792)        --          --       (3,792)
Issuance of 54,600 shares of treasury
    stock for option exercise and
    related tax benefit                          --      (296)         --         --      1,155         --          --          859
Issuance of 750 shares of treasury stock
    to benefit plans                             --         1          --         --         16         --          --           17
Issuance of 9,950 shares of treasury stock
    for Restricted stock grants                  --         2          --         --        210         --        (212)          --
Cash dividends:
    Common stock at $.60 per share               --        --      (8,126)        --         --         --          --       (8,126)
Employee stock ownership plan shares
    allocated                                    --       (15)         --         --         --        262          --          247
Amortization of restricted stock issued
    under restricted Stock award plan            --        --          --         --         --         --         116          116
                                             ------   -------    --------    -------   --------    -------       -----     --------

Balance, December 31, 2002                   $6,291   $20,862    $ 91,639    $10,276   $(12,050)   $(1,759)      $ (96)    $115,163
                                             ======   =======    ========    =======   ========    =======       =====     ========

                                                                     (continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                                                               Deferred
                                                                           Accumulated                        Compensation
                                                                              Other                               for
                                                                             Compre-                Unearned   Restricted
                                           Common                Retained    hensive     Treasury     ESOP       Stock
                                            Stock    Surplus     Earnings     Income       Stock     Shares      Awards      Total
                                           ------   --------    ---------  -----------   --------   --------   ----------  ---------
Balance, December 31, 2002                 $6,291   $ 20,862    $  91,639    $ 10,276    $(12,050)  $(1,759)       $(96)  $ 115,163
Comprehensive Income:
   Net Income                                  --         --       19,864          --          --        --          --      19,864
   Other comprehensive income, net of tax:
      Unrealized losses on securities
           available for sale arising
           during the period, net of
           tax benefit of ($306)               --         --           --          --          --        --          --        (497)
      Reclassification adjustment, net of
           taxes of ($387)                     --         --           --          --          --        --          --        (588)
                                                                                                                          ---------
   Other comprehensive income, net of
      tax of ($693)                            --         --           --      (1,085)         --        --          --      (1,085)
                                                                                                                          ---------
Comprehensive Income                           --         --           --          --          --        --          --      18,779
                                                                                                                          ---------

Purchase of 156,800 shares for the
   treasury                                    --         --           --          --      (4,079)       --          --      (4,079)
Issuance of 176,842 shares of
   treasury stock for option exercise
   and related tax benefit                     --       (126)          --          --       3,575        --          --       3,449
Issuance of 89,215 shares of treasury
   stock to benefit plans                      --        173           --          --       1,887        --          --       2,060
Cash dividends:
   Common stock at $.68 per share              --         --       (9,215)         --          --        --          --      (9,215)
Employee stock ownership plan shares
   allocated                                   --         59           --          --          --       262          --         321
Proceeds from employee stock ownership
   plan debt                                   --         --           --          --          --    (1,356)         --      (1,356)
Amortization of restricted stock issued
   under restricted stock award plan           --         --           --          --          --        --          55          55
                                           ------   --------    ---------    --------    --------   -------        ----   ---------

Balance, December 31, 2003                 $6,291   $ 20,968    $ 102,288    $  9,191    $(10,667)  $(2,853)       $(41)  $ 125,177
                                           ======   ========    =========    ========    ========   =======        ====   =========

See Accompanying Notes to Consolidated Financial Statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                     2003             2002            2001
                                                                   ---------       ---------       ---------
                                                                            (Dollars in thousands)
Cash Flows from Operating Activities
   Net income                                                      $  19,864       $  17,904       $  15,653
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Stock-based compensation                                            55             116              71
      Depreciation and amortization                                    3,534           4,202           5,718
      Provision for loan losses                                        3,058           3,125           2,020
      Non-cash ESOP adjustment                                            59             (15)            (18)
      Provision for deferred income taxes                                344          (1,367)           (407)
      Stock dividends received                                          (495)           (301)           (403)
      Accretion of security discounts, net                              (293)           (460)           (819)
      Security gains, net                                               (975)           (762)         (1,285)
      Gain on sales of loans, net                                     (6,183)         (3,995)         (2,296)
      (Gain) loss on sales and dispositions of
         premises and equipment                                         (423)            (11)            388
      Market valuation adjustment on
         OREO properties                                                 989             700              --
      Change in assets and liabilities:
         (Increase) decrease in other assets                            (551)           (105)          3,617
         Increase (decrease) in other liabilities                       (829)          1,729          (5,877)
                                                                   ---------       ---------       ---------
            NET CASH PROVIDED BY OPERATING
                ACTIVITIES BEFORE LOAN ORIGINATIONS AND SALES         18,154          20,760          16,362
                                                                   ---------       ---------       ---------

       Loans originated for sale                                    (400,967)       (292,102)       (274,893)
       Proceeds from sales of loans                                  437,382         257,220         260,797
                                                                   ---------       ---------       ---------
            NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES                                            54,569         (14,122)          2,266
                                                                   ---------       ---------       ---------

Cash Flows from Investing Activities
   Securities available for sale:
      Purchases                                                     (212,444)       (118,028)       (125,173)
      Proceeds from sales                                             19,033          23,358           9,105
      Proceeds from maturities                                       202,493          76,548         139,967
   Decrease in federal funds sold                                         --          20,000          14,700
   (Increase) decrease in loans                                     (124,402)        (91,148)         22,025
   Purchases of premises and equipment                                (3,724)         (1,898)         (2,380)
   Proceeds from sales of premises and equipment                       6,216              89             197
   Increase in investment in life insurance                           (5,000)           (343)        (10,000)
   Increase in cash surrender value
      of bank owned life insurance                                      (727)           (655)           (111)
                                                                   ---------       ---------       ---------
         NET CASH (USED IN) PROVIDED BY INVESTING
               ACTIVITIES                                           (118,555)        (92,077)         48,330
                                                                   ---------       ---------       ---------

                                                                     (continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                 2003            2002           2001
                                                               --------       ---------       --------
                                                                       (Dollars in thousands)
Cash Flows from Financing Activities
   Net (decrease) increase in certificates of deposit          $(27,254)      $  64,691       $(95,849)
   Net increase in demand deposits, money market
      and savings accounts                                       70,244          42,915         53,061
   Net increase (decrease) in Federal funds
      purchased and securities sold under agreements
      to repurchase                                              13,533          (7,300)        (9,123)
   Proceeds from short-term borrowings                               --             500          4,500
   Principal payments on short-term borrowings                       --          (2,500)       (32,500)
   Proceeds from long-term debt                                  20,000          43,000         18,000
   Principal payments on long-term debt                              --         (18,000)       (25,976)
   Proceeds from issuance of company obligated
       mandatorily redeemable preferred debentures                   --              --         25,000
   Cash dividends paid                                           (9,215)         (8,126)        (7,007)
   Purchase of treasury stock                                    (4,079)         (3,792)        (3,237)
   Proceeds from sales of treasury stock                          5,509             876          5,530
                                                               --------       ---------       --------
         NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                                 68,738         112,264        (67,601)
                                                               --------       ---------       --------

         Net increase (decrease) in cash
            and due from banks                                    4,752           6,065        (17,005)

Cash and due from banks, beginning                               47,645          41,580         58,585
                                                               --------       ---------       --------

Cash and due from banks, ending                                $ 52,397       $  47,645       $ 41,580
                                                               ========       =========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash payments for:
      Interest                                                 $ 26,395       $  30,817       $ 49,332
      Income taxes                                             $  9,864       $   7,810       $  8,297

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Other real estate acquired in settlement of loans           $    527       $   5,977       $     30
   Employee stock ownership plan shares allocated              $    262       $     262       $    262
   Proceeds from employee stock ownership plan debt            $  1,356       $      --       $     --
   Transfer of installment purchase debt certificate from
      investment portfolio to loan portfolio                   $     --       $     242       $     --

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of business:

First Busey Corporation (the Corporation) is a financial holding company whose subsidiaries provide a full range of banking services, including security broker/dealer services and investment management and fiduciary services, to individual and corporate customers through its locations in Central Illinois, Indianapolis, Indiana, and Fort Myers, Florida. The Corporation and subsidiaries are subject to competition from other financial institutions and non-financial institutions providing financial products and services. First Busey Corporation and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

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

Use of estimates

In preparing the accompanying consolidated financial statements, the Corporation's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses and valuation of real estate, or other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and consideration of impairment of goodwill and other intangible assets.

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Corporation's bank subsidiaries, are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements.

Cash flows

For purposes of reporting cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds purchased and sold are reported net, since their original maturities are less than three months. Cash flows from loans, deposits, and short-term borrowings are also treated as net increases or decreases.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of unpaid principal, reduced by fees and an allowance for loan losses.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Corporation is generally amortizing these amounts over the contractual life. However, for long-term fixed-rate mortgages the Corporation has anticipated prepayments and assumes an estimated economic life of 5 years or less. Commitment fees and costs are generally based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit and are recognized over the commitment period when the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

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

A loan is considered to be delinquent when payments have not been made according to contractual terms, typically evidenced by nonpayment of a monthly installment by the due date. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days delinquent.

Interest accrued in the current year but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Interest accrued during the prior year but not collected for loans that are placed on nonaccrual status or charged off is charged against the allowance for loan

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to operating expense. Loan losses are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

In addition, regulatory agencies as an integral part of their examination process, periodically review the allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

A loan is impaired when it is probable based on current information and events, the Corporation will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured, on an individual basis for commercial and construction loans, based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans to be held for sale are considered to be derivatives. Accordingly, such commitments, on the balance sheet are recorded at fair value, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on the change in estimated fair value of the underlying mortgage loan. The fair value is subject to change primarily due to changes in interest rates.

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

Premises and equipment

Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives for premises and equipment are:

                        Asset Description           Estimated Useful Life
             ----------------------------------  -------------------------
             Buildings                                  20 - 40 years
             Furniture and equipment                     3 - 10 years
             Data processing equipment                    3 - 5 years
             Software                                     2 - 3 years
             Leasehold improvements                      3 - 10 years

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other real estate owned

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. Revenue and expense from the operations of foreclosed assets and changes in the valuation allowance are included in operations. Other real estate owned included in other assets was approximately $4,781,000 and $5,724,000 as of December 31, 2003, and 2002 respectively.

Goodwill and other intangible assets

Costs in excess of the estimated fair value of identifiable net assets acquired consist primarily of goodwill, core deposit intangible and other identifiable intangible assets. Goodwill was originally amortized into expense on a straight-line basis over periods not to exceed 25 years. Effective January 1, 2002, the Corporation ceased amortization in accordance with newly adopted accounting standards generally accepted in the United States of America. The Corporation performed an initial impairment assessment as of January 1, 2002, and annual impairment assessments as of December 31, 2003 and 2002.

Core deposit and other identifiable intangible assets are amortized on an accelerated basis over the estimated period benefited up to 10 years.

Total amortization expense was approximately $414,000, $660,000, and $1,751,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Reclassifications

Certain reclassifications have been made to the balances, with no effect on net income or stockholders' equity, as of and for the years ended December 31, 2002 and 2001, to be consistent with the classifications adopted as of and for the year ended December 31, 2003.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation

The Corporation has two stock-based employee compensation plans which have been in existence for all periods presented, and which are more fully described in
Note 15. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                 2003         2002         2001
                                                                              ---------    ---------    ---------
                                                                             (in thousands, except per share data)
Net income:
   As reported                                                                $  19,864    $  17,904    $  15,653
   Deduct total stock-based compensation expense determined
      under the fair value method for all awards, net of related
      tax effects                                                                   257          242          303
                                                                              ---------    ---------    ---------
   Pro forma                                                                  $  19,607    $  17,662    $  15,350
                                                                              =========    =========    =========

Basic earnings per share:
   As reported                                                                $    1.46    $    1.32    $    1.16
   Pro forma                                                                  $    1.45    $    1.30    $    1.14

Diluted earnings per share:
   As reported                                                                $    1.45    $    1.31    $    1.15
   Pro forma                                                                  $    1.43    $    1.30    $    1.13

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

                                      2002                        2001
                                 -------------  ---------------------------------------
                                                    Block 1      Block 2     Block 3
                                 -------------  -------------  -----------  -----------
Number of options granted           229,000         61,500        2,250       1,000
Risk-free interest rate                3.51%          4.04%        4.39%       3.54%
Expected life, in years                   3              4            5           3
Expected volatility                   19.27%         19.89%       19.89%      19.89%
Expected dividend yield                2.60%          2.42%        2.42%       2.44%
Estimated fair value per option
                                      $4.92          $5.35        $5.10       $3.50

The Corporation awarded no stock options during 2003.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following reflects net income per share calculations for basic and diluted methods:

                                                                 For the Years Ended December 31,
                                                         ------------------------------------------------
                                                             2003              2002              2001
                                                         -------------     -------------    -------------
Net income available to common shareholders              $  19,864,000     $  17,904,000    $  15,653,000

Basic average common shares outstanding                     13,562,120        13,535,918       13,486,688
Dilutive potential due to stock options                        127,440            81,329          135,300
                                                         -------------     -------------    -------------

Average number of common shares and dilutive
   potential common shares outstanding                      13,689,560        13,617,247       13,621,988
                                                         =============     =============    =============

Basic net income per share                               $        1.46     $        1.32    $        1.16
                                                         =============     =============    =============

Diluted net income per share                             $        1.45     $        1.31    $        1.15
                                                         =============     =============    =============

Impact of new financial accounting standards

The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Implementation of the Statement on July 1, 2003 did not have a significant impact on the consolidated financial statements.

FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after June 15, 2003. However, on October 8, 2003, the Financial Accounting Standards Board (FASB) deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Corporation adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. In its current form, FIN 46 will require the Corporation to de-consolidate its investment in First Busey Capital Trust I in future financial statements. The de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like First Busey Capital Trust I, appears to be an unintended consequence of FIN 46. Based upon its interpretation of FIN 46, the Corporation continues to consolidate its wholly-owned subsidiary trust entity involved with the issuance of its trust preferred securities, but will deconsolidate for the quarter ending March 31, 2004. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to permit institutions to include trust preferred securities in Tier I capital for regulatory capital purposes As of December 31, 2003, assuming the Corporation was not permitted to include the $25 million in trust preferred securities issued by First Busey Capital Trust I in its Tier 1 capital, the Corporation would also be permitted to redeem the capital securities, which bear interest at 9.00%, without penalty. In addition, the Corporation would still exceed the regulatory required minimums for capital adequacy purposes at December 31, 2003, assuming the Corporation was not permitted to include these securities in Tier 1 capital.

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

Among the provisions of Statement No. 142 is a requirement to disclose what reported net income would have been for all periods presented exclusive of amortization expense (net of related income tax effects) recognized in those periods related to goodwill with related per share amounts. No changes in the amortization periods for other intangible assets were made during the years ended December 31, 2003 or 2002, as a result of the adoption of this Standard.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and intangible asset disclosures are as follows:

                                                      As of December 31, 2003
                                               ------------------------------------
                                               Gross Carrying           Accumulated
                                                    Amount             Amortization
                                               --------------          ------------
                                                      (Dollars in thousands)
AMORTIZED INTANGIBLE ASSETS:
   Core deposit intangibles                      $     8,006           $     5,906
                                                 ============          ============

AGGREGATE AMORTIZATION EXPENSE:
   For the year ended December 31, 2003                                $       414
                                                                       ============

ESTIMATED AMORTIZATION EXPENSE:
   2004                                                                $       419
   2005                                                                        419
   2006                                                                        386
   2007                                                                        220
   2008                                                                        220
Thereafter                                                                     436
                                                                       ------------
                                                                             2,100
                                                                       ============

GOODWILL:                                        $     7,380
                                                 ============

                                                                  December 31,
                                                      2003            2002            2001
                                                  ---------------------------------------------
                                                  (Dollars in thousands, except per share data)
Reported net income                                $   19,864      $   17,904      $   15,653
Add goodwill amortization, net of tax                      --              --             651
                                                   ----------      ----------      ----------
Adjusted net income                                $   19,864      $   17,904      $   16,304
                                                   ==========      ==========      ==========

Basic earnings per share:
   Reported net income                             $     1.46      $     1.32      $     1.16
   Goodwill amortization, net of tax                       --              --             .05
                                                   ----------      ----------      ----------
   Adjusted net income                             $     1.46      $     1.32      $     1.21
                                                   ==========      ==========      ==========

Diluted earnings per share:
   Reported net income                             $     1.45      $     1.31      $     1.15
   Goodwill amortization, net of tax                       --              --             .05
                                                   ----------      ----------      ----------
   Adjusted net income                             $     1.45      $     1.31      $     1.20
                                                   ==========      ==========      ==========

NOTE 3. CASH AND DUE FROM BANKS

The Corporation's banking and thrift subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand. The required reserve balances as of December 31, 2003 and 2002 were approximately $10,921,000 and $8,566,000, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 1997, the Corporation's bank subsidiary established a clearing balance requirement of $2,000,000 with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 2003 and 2002, the clearing balance requirement was $2,750,000. These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services. The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

The Corporation maintains its cash in deposit accounts which, at times, may exceed federally insured limits. The Corporation has not experienced any losses in such accounts. The Corporation believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 4. SECURITIES

The amortized cost and fair values of securities available for sale are summarized as follows:

                                                                        Gross          Gross
                                                     Amortized        Unrealized     Unrealized          Fair
                                                        Cost             Gains         Losses            Value
                                                   -------------    -------------   -------------    -------------
December 31, 2003:                                                    (Dollars in thousands)
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                       $     149,727    $       1,284   $         113    $     150,898
Obligations of states and political
   subdivisions                                           45,813            2,433              11           48,235
Corporate securities                                       3,995              276               6            4,265
                                                   -------------    -------------   -------------    -------------
                                                         199,535            3,993             130          203,398
Mutual funds and other equity securities                   9,947           11,396               8           21,335
                                                   -------------    -------------   -------------    -------------

                                                   $     209,482    $      15,389   $         138    $     224,733
                                                   =============    =============   =============    =============

                                                                        Gross          Gross
                                                      Amortized       Unrealized     Unrealized          Fair
                                                        Cost            Gains          Losses           Value
                                                   -------------    -------------   -------------    -------------
December 31, 2002:                                                     (Dollars in thousands)
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                       $     155,051    $       3,273   $          --    $     158,324
Obligations of states and political
   Subdivisions                                           48,878            2,557               1           51,434
Corporate securities                                       3,493              255               2            3,746
                                                   -------------    -------------   -------------    -------------
                                                         207,422            6,085               3          213,504
Mutual funds and other equity securities                   9,379           10,955               8           20,326
                                                   -------------    -------------   -------------    -------------

                                                   $     216,801    $      17,040   $          11    $     233,830
                                                   =============    =============   =============    =============

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities available for sale as of December 31, 2003, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.

                                                                   Amortized             Fair
                                                                      Cost              Value
                                                                 --------------    ---------------
                                                                       (Dollars in thousands)
Due in one year or less                                          $       73,637    $        74,280
Due after one year through five years                                   103,676            105,326
Due after five years through ten years                                   19,963             21,336
Due after ten years                                                       2,259              2,456
                                                                 --------------    ---------------
                                                                 $      199,535    $       203,398
                                                                 ==============    ===============

Gains and losses related to sales of securities are summarized as follows (in thousands):

                                                                For the Years Ended December 31,
                                                         ------------------------------------------------
                                                             2003              2002              2001
                                                         -------------    --------------    -------------
Gross security gains                                     $       1,133    $          762    $       1,285
Gross security losses                                            (158)                --               --
                                                         -------------    --------------    -------------

         NET SECURITY GAINS                              $         975    $          762    $       1,285
                                                         =============    ==============    =============

The tax provisions for these net realized gains and losses amounted to $387,000, 303,000, and $510,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Investment securities with carrying values of $151,730,000 and $142,781,000 on December 31, 2003 and 2002, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Management evaluates the investment portfolio on an annual basis to determine if investments have suffered a less than temporary decline in value. In addition, management monitors market trends and current events in order to identify trends and circumstances that might impact the carrying value of securities. As of December 31, 2003, no investments had continuous unrealized losses existing greater than twelve months.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 Continuous unrealized losses    Continuous unrealized losses
                                  existing for less than 12        existing greater than 12
                                           months                           months                     Total
                                 ----------------------------    ----------------------------   -----------------------
                                      Fair     Unrealized             Fair      Unrealized       Fair        Unrealized
                                     Value       Losses              Value         Losses        Value         Losses
                                 ------------  ----------        -----------    -------------   ----------   ----------
                                                                  (Dollars in thousands)
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                  $   21,497    $   (113)          $     --     $      --        $   21,497    $   (113)
Obligations of states and
   political subdivisions             2,260         (11)                --            --             2,260         (11)
Corporate securities                    401          (6)                --            --               401          (6)
                                 ----------    --------           --------     ---------        ----------    --------

    Subtotal, debt securities    $   24,158    $   (130)          $     --     $      --        $   24,158    $   (130)

Mutual funds and other
   equity securities                     92          (8)                --            --                92          (8)
                                 ----------    --------           --------     ---------        ----------    --------

    Total temporarily
         impaired securities     $   24,250    $   (138)          $     --     $      --        $    24,250   $   (138)
                                 ==========    ========           ========     =========        ===========   ========

For the above investment securities, the unrealized losses are generally due to changes in interest rates and, as such, are considered to be temporary by the Corporation.

NOTE 5. LOANS

The composition of loans is as follows:

                                                           December 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
                                                        (Dollars in thousands)
Commercial                                            $  138,272      $  118,004
Real estate construction                                 168,141         129,872
Real estate - farmland                                    11,890          13,421
Real estate - 1 to 4 family residential mortgage         376,559         369,868
Real estate - multifamily mortgage                        91,325          57,559
Real estate - non-farm nonresidential mortgage           292,169         274,153
Installment                                               62,085          56,137
Agricultural                                              22,300          22,034
                                                      ----------      ----------
                                                       1,162,741       1,041,048
Less deferred loan fees                                      874             766
                                                      ----------      ----------
                                                       1,161,867       1,040,282
Less allowance for loan losses                            16,228          15,460
                                                      ----------      ----------

         NET LOANS                                    $1,145,639      $1,024,822
                                                      ==========      ==========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $383,494,000 and $331,712,000 as of December 31, 2003 and 2002, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

                                                                      December 31,
                                                            -----------------------------------
                                                                  2003               2002
                                                            ----------------   ----------------
                                                                   (Dollars in thousands)
Loans 90 days past due and still accruing                   $          2,638   $            963
Non-accrual loans                                                        581              1,265
                                                            ----------------   ----------------
                                                                       3,219              2,228
                                                            ================   ================

The following table presents data on impaired loans:

                                                                  2003             2002              2001
                                                              ----------        ---------         ---------
                                                                          (Dollars in thousands)
Impaired loans for which an allowance has
   been provided                                              $       --        $      --         $      --
                                                              ----------        ---------         ---------
Impaired loans for which no allowance has
   been provided                                              $    2,214        $     309         $     656
                                                              ----------        ---------         ---------

Total loans determined to be impaired                         $    2,214        $     309         $     656
                                                              ==========        =========         =========

Allowance for loan loss for impaired loans included
   in the allowance for loan losses                           $       --        $      --         $      --
                                                              ==========        =========         =========
Average recorded investment in impaired loans                 $    1,193        $   1,435         $     390
                                                              ==========        =========         =========
Interest income recognized from impaired loans                $       --        $      --         $       9
                                                              ==========        =========         =========
Cash basis interest income recognized from
   impaired loans                                             $       --        $      --         $       9
                                                              ==========        =========         =========

NOTE 6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                                            Years Ended December 31,
                                                                 -------------------------------------------------
                                                                     2003              2002              2001
                                                                 --------------   --------------    --------------
                                                                              (Dollars in thousands)
Balance, beginning of year                                       $       15,460   $       13,688    $       12,268
   Provision for loan losses                                              3,058            3,125             2,020
   Recoveries applicable to loan balances
      previously charged off                                                225              476               176
   Loan balances charged off                                            (2,515)          (1,829)             (776)
                                                                 --------------   --------------    --------------

Balance, end of year                                             $       16,228   $       15,460    $       13,688
                                                                 ==============   ==============    ==============

NOTE 7. LOAN SERVICING

The amount of loans serviced by the Corporation for the benefit of others is not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $531,271,000 and $368,907,000 as of December 31, 2003 and 2002, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2003 and 2002, was $2,279,000 and $1,474,000, respectively. The following summarizes mortgage servicing rights capitalized and amortized:

                                                                For the Years Ended December 31,
                                                         ------------------------------------------------
                                                             2003              2002              2001
                                                         -------------    --------------    -------------
                                                                    (Dollars in thousands)
Mortgage servicing rights capitalized                    $       2,679    $        1,467    $         961
                                                         =============    ==============    =============

Mortgage servicing rights amortized                      $       1,874    $          906    $         468
                                                         =============    ==============    =============

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                                     December 31,
                                                           -----------------------------------
                                                                2003               2002
                                                           ----------------    ---------------
                                                                (Dollars in thousands)
Land                                                       $          6,639    $         7,101
Buildings and improvements                                           21,819             31,401
Furniture and equipment                                              18,925             18,253
                                                           ----------------    ---------------
                                                                     47,383             56,755
Less accumulated depreciation                                        25,160             29,396
                                                           ----------------    ---------------

                                                           $         22,223    $        27,359
                                                           ================    ===============

Depreciation expense was $3,120,000, $3,542,000 and $3,967,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 9. DEPOSITS

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $105,614,000 and $110,158,000 at December 31, 2003 and 2002,
respectively.

As of December 31, 2003, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2004                                     $      287,584
2005                                             85,421
2006                                             43,192
2007                                             50,632
2008                                             20,582
Thereafter                                           44
                                         ---------------
                                         $      487,455
                                         ===============

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                                              December 31,
                                                                                            2003           2002
                                                                                        -----------    -----------
                                                                                          (Dollars in thousands)
Notes payable, Bank One, interest payable quarterly

   $250,000 term loan, at one-year LIBOR plus 1.40% (effective rate of
   2.85% at December 31, 2003), principal payment of $25,000 due annually on December 15, final payment due December 15, 2006, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in August, 1997
   (6,000 shares as of December 31, 2003; 8,000 shares as of
   December 31, 2002)                                                                   $        75    $       100

   $2,370,000 term loan, at one-year LIBOR plus 1.40% (effective rate of
   2.85% at December 31, 2003), principal payment of $237,000 due annually on December 15, final payment due December 15, 2009, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in November, 1999
   (60,000 shares as of December 31, 2003; 70,000 shares as of
   December 31, 2002)                                                                   $     1,422    $     1,659

   $1,356,500 term loan at one-year LIBOR plus 1.40% (effective rate of
   2.56% at December 31, 2003), principal payment of $135,650 due annually on December 15, final payment due December 15, 2013, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in December, 2003 (50,000 shares as of
   December 31, 2003)                                                                   $     1,356              -

Notes payable, Federal Home Loan Bank of Chicago, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home
Loan Bank of Chicago stock                                                              $    90,000    $    70,000
                                                                                        -----------    -----------

                                                                                        $    92,853    $    71,759
                                                                                        ===========    ===========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Funds borrowed from the Federal Home Loan Banks of Chicago and Atlanta consisted of the following advances:

                                                    Rate                        December 31,
                                             --------------------------------------------------------
                                             2003           2002        2003                 2002
                                             -----          -----    -----------          -----------
                                                          (Dollars in thousands)
October 8, 2004, fixed                       3.95%          3.95%    $     1,000          $     1,000
October 18, 2004, fixed                      3.95%          3.95%          2,000                2,000
October 18, 2004, fixed                      3.89%          3.89%          2,000                2,000
November 15, 2004                            1.54%            --           1,000                   --
February 14, 2005                            1.69%            --           1,000                   --
March 21, 2005, fixed                        4.63%          4.63%          4,000                4,000
April 22, 2005, fixed                        4.22%          4.22%          1,000                1,000
May 16, 2005                                 1.84%            --           1,000                   --
June 13, 2005, fixed                         3.88%          3.88%          1,000                1,000
June 20, 2005, fixed                         4.00%          4.00%          4,000                4,000
July 25, 2005, fixed                         3.17%          3.17%          1,000                1,000
October 28, 2005, fixed                      2.68%          2.68%          2,000                2,000
November 14, 2005, fixed                     2.16%            --          1,000                    --
February 27, 2006, fixed                     4.44%          4.44%          3,000                3,000
March 20, 2006, fixed                        4.94%          4.94%            500                  500
March 20, 2006, fixed                        4.94%          4.94%            675                  675
March 20, 2006, fixed                        4.94%          4.94%            825                  825
July 24, 2006, fixed                         3.87%          3.87%          5,000                5,000
September 11, 2006, fixed                    4.95%          4.95%          2,000                2,000
November 24, 2006, fixed                     4.75%          4.75%          3,000                3,000
February 28, 2007, fixed                     4.90%          4.90%          5,000                5,000
May 16, 2007, fixed                          5.00%          5.00%            500                  500
May 16, 2007, variable                       5.00%          4.39%          1,500                1,500
June 20, 2007, fixed                         4.46%          4.46%          1,000                1,000
July 24, 2007, fixed                         3.78%          3.78%          1,000                1,000
September 6, 2007, fixed                     3.45%          3.45%          3,000                3,000
January 16, 2008, fixed                      4.95%          4.95%          5,000                5,000
January 16, 2008, fixed                      5.30%          5.30%          5,000                5,000
February 17, 2008, fixed                     5.01%          5.01%         10,000               10,000
February 27, 2008, fixed                     5.07%          5.07%          2,000                2,000
March 28, 2008, fixed                        3.08%            --           2,500                   --
March 28, 2008, fixed                        3.18%            --           2,500                   --
July 31, 2008, fixed                         3.65%            --           5,000                   --
July 31, 2008, fixed                         3.74%            --           5,000                   --
October 6, 2008, fixed                       4.30%          4.30%          3,000                3,000
January 3, 2013, fixed                       4.68%            --           1,000                   --
                                                                     -----------          -----------
                                                                     $    90,000          $    70,000
                                                                     ===========          ===========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2003, the scheduled maturities of long-term debt, in thousands, are as follows:

2004                               $     6,398
2005                                    16,397
2006                                    15,398
2007                                    12,373
2008                                    40,372
Thereafter                         $     1,915
                                   -----------
                                   $    92,853
                                   ===========

The Corporation had letters of credit outstanding with the Federal Home Loan Bank of Chicago for $1,300,000 and $2,800,000 at December 31, 2003 and 2002, respectively.

NOTE 12. COMPANY OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED DEBENTURES

In June, 2001, First Busey Corporation issued $25,000,000 in cumulative trust preferred debentures through a newly formed special-purpose trust, First Busey Capital Trust I, L.P. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The Trust is a wholly owned consolidated subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum of the stated liquidation amount of $10 per preferred security. Interest expense on the trust preferred securities was $2,250,000 for the years ended December 31, 2003 and December 31, 2002 and $1,200,000 for the year ended December 31, 2001. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred debentures qualify as Tier 1 capital for regulatory purposes.

The trust preferred debentures are mandatorily redeemable upon the maturity of the debentures on June 18, 2031, or to the extent of any earlier redemption of any debentures by the Corporation, and are callable beginning June 18, 2006.

Issuance costs of $1,340,000 related to the trust preferred debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in June, 2031.

NOTE 13. INCOME TAXES

The components of income taxes consist of:

                                                                  Years Ended December 31,
                                                         -------------------------------------------
                                                            2003             2002            2001
                                                         -----------     -----------     -----------
                                                                   (Dollars in thousands)
Current                                                  $     9,681     $     9,540     $     8,770
Deferred                                                         344          (1,367)           (407)
                                                         -----------     -----------     -----------

         TOTAL INCOME TAX EXPENSE                        $    10,025     $     8,173     $     8,363
                                                         ===========     ===========     ===========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

                                                                    Years Ended December 31,
                                               2003                           2002                           2001
                                    --------------------------      --------------------------      ----------------------
                                                        % of                            % of                         % of
                                                       Pretax                          Pretax                       Pretax
                                     Amount            Income        Amount            Income        Amount         Income
                                    --------           ------       --------           ------       --------        ------
                                                                     (Dollars in thousands)
Income tax at statutory rate        $ 10,461            35.0%       $  9,127            35.0%       $  8,406         35.0%
Effect of:
   Tax-exempt interest, net             (819)           (2.7%)          (774)           (3.0%)          (758)        (3.2%)
   Income on bank owned life
      Insurance                         (287)           (1.0%)          (260)           (1.0%)           (44)        (0.2%)
   Amortization of intangibles           (35)           (0.1%)            55             0.2%            437          1.8%
   Other                                 705             2.3%             25             0.1%            322          1.4%
                                    --------            ----        --------            ----        --------         ----

                                    $ 10,025            33.5%       $  8,173            31.3%       $  8,363         34.8%
                                    ========            ====        ========            ====        ========         ====

Net deferred taxes, included in other liabilities in the accompanying balances sheets, includes the following amounts of deferred tax assets and liabilities:

                                                              2003          2002
                                                            -------       -------
                                                            (Dollars in thousands)
Deferred tax assets:
     Allowance for loan losses                              $ 6,441       $ 6,133
     Property acquired in settlement of loans                   569           240
     Loans held for sale                                         32           366
     Basis in deposit intangibles                               296           350
     Deferred compensation                                      433           254
     State net operating loss carryforwards                      --            31
     Other                                                      295           235
                                                            -------       -------
                                                              8,066         7,609
                                                            -------       -------

Deferred tax liabilities:
     Investment securities
          Unrealized gains on securities held for sale       (6,060)       (6,753)
          Other                                                (419)         (247)
     Basis in premises and equipment                         (1,425)         (909)
     Mortgage servicing assets                                 (905)         (585)
     Deferred loan fees                                        (337)         (304)
     Other                                                       --          (240)
                                                            -------       -------
                                                             (9,146)       (9,038)
                                                            -------       -------

NET DEFERRED TAX LIABILITY                                  $(1,080)      $(1,429)
                                                            =======       =======

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. EMPLOYEE BENEFIT PLANS

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

In December, 2003, First Busey Corporation's Employees' Stock Ownership Plan purchased an additional 50,000 shares of the Corporation's common stock using proceeds of $1,356,000 from bank borrowings which is secured by the stock.

As permitted by AICPA Statement of Position (SOP) 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. During 2001, $303,000 of compensation expense was recognized for the ESOP, releasing 12,000 shares to participant accounts and is reflected in the chart below under "Employee Benefits". During 2002, $304,000 of compensation expense was recognized for the ESOP, releasing 12,000 shares to participant accounts and is reflected in the chart below under "Employee Benefits". During 2003, $327,000 of compensation expense was recognized for the ESOP releasing 12,000 shares to participant accounts, and is reflected in the chart below under "Employee Benefits." For such shares, compensation expense is equal to the fair market value of the shares released. Compensation expense related to the ESOP plan, including related interest expense, was $431,000, $382,000, and $459,000, in the years ended December 31, 2003, 2002 and 2001.

Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:

                                                        2003             2002
                                                   -----------      -----------
Allocated shares                                       720,005          740,264
Unallocated shares                                          --               --
                                                   -----------      -----------

TOTAL                                                  720,005          740,264
                                                   ===========      ===========

Fair value of allocated shares at December 31      $19,440,000      $17,070,000
                                                   ===========      ===========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

                                                     2003                         2002
                                          --------------------------   ---------------------------
                                                            Fair                         Fair
                                            Shares          Value          Shares       Value
                                          ----------    ------------   ----------    -------------
Allocated shares                              51,817    $  1,399,000       37,740    $     870,000
Unallocated shares                           116,000       3,132,000       78,000        1,799,000
                                          ----------    ------------   ----------    -------------
         TOTAL                               167,817    $  4,531,000      115,740    $   2,669,000
                                          ==========    ============   ==========    =============

Profit Sharing Plan

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Corporation's profit-sharing plan. The contributions, if any, are determined solely by the Boards of Directors of the Corporation and its subsidiaries and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year. The rights of the participants vest ratably over a seven-year period. Contributions to the plan were $880,000, $857,000, and $676,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Expense related to the employee benefit plans are included in the statements of income as follows:

                                                                       Years Ended December 31,
                                                              -------------------------------------------
                                                                  2003             2002           2001
                                                              ------------     ------------    ----------
                                                                         (Dollars in thousands)
Employee benefits                                             $      1,259     $      1,161    $      979
Interest on employee stock ownership plan debt                          52               78           156
                                                              ------------     ------------    ----------

         TOTAL EMPLOYER CONTRIBUTIONS                         $      1,311     $      1,239    $    1,135
                                                              ============     ============    ==========

NOTE 15. STOCK INCENTIVE PLANS

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Corporation's stock option plan for the years ended December 31, 2003, 2002, and 2001 and the changes during the years ending on those dates is as follows:

                                               2003                       2002                      2001
                                     -------------------------  -------------------------  ------------------------
                                                     Weighted-                  Weighted-                 Weighted-
                                                      Average                    Average                   Average
                                                      Exercise                  Exercise                   Exercise
                                        Shares         Price      Shares          Price      Shares         Price
Outstanding at beginning of year       580,992       $  18.76     408,992       $  16.14     719,042       $  12.68
Granted                                     --             --     229,000          21.84      64,750          17.95
Exercised                             (176,842)         15.28     (54,600)         12.13    (369,000)          9.99
Terminated and reissuable               (6,550)         18.34      (2,400)         16.75      (5,800)         15.56
                                     ---------                  ---------                  ---------
Outstanding at end of year             397,600       $  20.31     580,992       $  18.76     408,992       $  16.14
                                     =========       ========   =========       ========   =========       ========

Exercisable at end of year             168,400       $  18.28     230,200       $  16.70      98,000       $  19.25

Weighted-average fair value per
   option of options granted during
   the year                                               N/A                   $   4.92                   $   5.31

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                    Options
                                  Options Outstanding             Exercisable
                         ---------------------------------        -----------
                                               Weighted-
                                                Average
                                               Remaining
           Exercise                           Contractual
            Prices            Number             Life                Number
        ------------     --------------      -------------         ----------
        $      16.75             46,900         0.75 years             46,900
               17.88             61,500         1.96 years             61,500
               17.88              5,000         1.00 years              5,000
               19.06              2,250         2.67 years                 --
               20.06             54,000         0.96 years             54,000
               20.18              1,000         0.75 years              1,000
               21.84            226,950         6.96 years                 --
                         --------------      -------------         ----------
                                397,600         4.52 years            168,400
                         ==============      =============         ==========

Restricted Stock Award Plan:

The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 450,000 shares of common stock which may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 2003, there were 4,300 shares under grant.

                                                        Number of Shares
                                          -------------------------------------------
                                             2003             2002            2001
                                          ---------        ---------        ---------
Under restriction, beginning of year          6,950               --             100
   Granted                                       --            9,950             250
   Restrictions released                      2,650            3,000             350
   Forfeited and reissuable                      --               --              --
                                          ---------        ---------        ---------

Under restriction, end of year                4,300            6,950              --
                                          =========        =========        =========

Available to grant, end of year             398,200          398,200         408,150
                                          =========        =========        =========

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $55,000, $116,000, and $6,000 was recognized for financial statement purposes during the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 16. TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 2003:

         Balance at the beginning of year                         $      5,274
         New loans                                                       4,734
         Repayments                                                      5,039
                                                                  ------------
         Balance at end of year                                   $      4,969
                                                                  ============

NOTE 17. CAPITAL

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the federal and state regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                  For Capital            Prompt Corrective
                                          Actual               Adequacy Purposes         Action Provisions
                                  ----------------------    -----------------------    ----------------------
                                     Amount        Ratio       Amount         Ratio      Amount         Ratio
                                  -----------      -----    -----------       -----    -----------      -----
                                                            (Dollars in Thousands)
As of December 31, 2003:

Total Capital (to Risk Weighted Assets)
   Consolidated                   $   150,545      13.33%   $    90,350        8.00%           N/A        N/A
   Busey Bank                     $   117,133      11.30%   $    82,934        8.00%   $   103,667      10.00%
   Busey Bank Florida             $    12,402      15.50%   $     6,402        8.00%   $     8,003      10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                   $   131,277      11.62%   $    45,175        4.00%           N/A        N/A
   Busey Bank                     $    99,920       9.64%   $    41,467        4.00%   $    62,201       6.00%
   Busey Bank Florida             $    11,514      14.39%   $     3,201        4.00%   $     4,802       6.00%

Tier I Capital (to Average Assets)
   Consolidated                   $   131,277       8.85%   $    59,363        4.00%           N/A        N/A
   Busey Bank                     $    99,920       7.33%   $    54,543        4.00%   $    68,179       5.00%
   Busey Bank Florida             $    11,514      10.16%   $     4,533        4.00%   $     5,666       5.00%

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                   For Capital           Prompt Corrective
                                          Actual                Adequacy Purposes        Action Provisions
                                  ----------------------    -----------------------    ----------------------
                                     Amount        Ratio       Amount         Ratio      Amount        Ratio
                                  -----------      -----    -----------       -----    -----------     ------
                                                            (Dollars in thousands)
As of December 31, 2002:

Total Capital (to Risk Weighted Assets)
   Consolidated                   $   137,796      13.31%   $    82,830        8.00%           N/A        N/A
   Busey Bank                     $   108,321      11.13%   $    77,846        8.00%   $    97,307      10.00%
   Busey Bank Florida             $    11,802      25.47%   $     3,708        8.00%   $     4,634      10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                   $   119,897      11.58%   $    41,415        4.00%           N/A        N/A
   Busey Bank                     $    91,826       9.44%   $    38,923        4.00%   $    58,385       6.00%
   Busey Bank Florida             $    11,280      24.34%   $     1,854        4.00%   $     2,781       6.00%

Tier I Capital (to Average Assets)
   Consolidated                   $   119,897       8.66%   $    55,389        4.00%           N/A        N/A
   Busey Bank                     $    91,826       7.03%   $    52,244        4.00%   $    65,305       5.00%
   Busey Bank Florida             $    11,280      16.50%   $     2,736        4.00%   $     3,420       5.00%

NOTE 18. COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk follows:

                                                                            December 31,
                                                                     ----------------------------
                                                                        2003            2002
                                                                     -------------   ------------
                                                                        (Dollars in thousands)
Financial instruments whose contract amounts represent
   credit risk:
      Commitments to extend credit                                   $     286,037   $    222,407
      Standby letters of credit                                             11,682         13,138

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

The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. At December 31, 2003 and 2002, no amounts have been recorded as liabilities for the corporation's potential obligations under these guarantees.

As of December 31, 2003, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Lease Commitments

At December 31, 2003, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $790,000, $699,000, and $699,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The projected minimum rental payments under the terms of the leases at December 31, 2003, in thousands, are as follows:

2004                                           $         814
2005                                                     708
2006                                                     679
2007                                                     620
2008                                                     475
Thereafter                                               370
                                               -------------
                                               $       3,666
                                               =============

NOTE 19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Company obligated mandatorily redeemable trust preferred debentures

Fair values are based upon quoted market prices or dealer quotes. The carrying amount of accrued interest payable approximates fair value.

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 2003 and 2002, these items are immaterial in nature.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                         2003                         2002
                                              --------------------------   ---------------------------
                                                Carrying        Fair        Carrying         Fair
                                                 Amount         Value        Amount          Value
                                              ------------   -----------   -----------    ------------
                                                              (Dollars in thousands)
Financial assets:
   Cash and cash equivalents                  $     52,397   $    52,397   $    47,645    $     47,645
   Securities                                      224,733       224,733       233,830         233,830
   Loans, net                                    1,176,168     1,184,532     1,085,583       1,100,710
   Accrued interest receivable                       6,606         6,606         7,114           7,114

Financial liabilities:
   Deposits                                      1,256,595     1,263,205     1,213,605       1,221,229
   Federal funds purchased and
      securities sold under agreements to
      repurchase                                    16,000        16,000         2,467           2,498
   Long-term debt                                   92,853        95,740        71,759          76,591
   Company obligated mandatorily
      redeemable preferred securities               25,000        28,275        25,000          27,875
   Accrued interest payable                          2,465         2,465         3,241           3,241

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

NOTE 20. REPORTABLE SEGMENTS AND RELATED INFORMATION

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

throughout central Illinois. Busey Bank Florida provides a full range of banking services to individuals and corporate customers in Fort Myers, Florida and the surrounding communities.

In November of 2001, Busey Bank Florida transferred banking assets in McLean County, Illinois to Busey Bank. At year-end, Busey Bank Florida had one banking location in Fort Myers, Florida and two banking locations in Cape Coral, Florida.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarized information relates to the Corporation's reportable segments:

                                                              December 31, 2003
                     --------------------------------------------------------------------------------------------------
                                                   First
                                                   Busey
                                      Busey       Trust &
                         Busey         Bank      Investment       All                                      Consolidated
                         Bank        Florida         Co.         Other         Totals      Eliminations       Totals
                     -----------    ---------    ----------   -----------   ------------   ------------    ------------
Interest income      $    68,869    $   4,716    $      141   $     2,413   $     76,139    $   (2,290)    $     73,849
Interest expense          21,229        2,126            --         4,555         27,910        (2,292)          25,618
Other income              17,996          552         4,285        26,710         49,543       (24,858)          24,685
Total income              86,865        5,268         4,426        29,123        125,682       (27,148)          98,534
Net income                19,758          287         1,296        23,481         44,822       (24,958)          19,864
Total assets           1,394,354      113,441         3,298       193,047      1,704,140      (182,056)       1,522,084

                                                              December 31, 2002
                     --------------------------------------------------------------------------------------------------
                                                   First
                                                   Busey
                                      Busey       Trust &
                         Busey        Bank       Investment       All                                      Consolidated
                         Bank        Florida         Co.         Other         Totals      Eliminations       Totals
                     -----------    ---------    ----------   -----------   ------------   ------------    ------------
Interest income      $     72,841   $   2,981    $      156   $     2,412   $     78,390    $   (2,305)    $   76,085
Interest expense           26,599       1,588            --         4,587         32,774        (2,280)        30,494
Other income               15,841         434         4,610        25,084         45,969       (23,432)        22,537
Total income               88,682       3,415         4,766        27,496        124,359       (25,737)        98,622
Net income                 18,292          24         1,419        20,016         39,751       (21,847)        17,904
Total assets            1,346,062      73,193         3,232       181,750      1,604,237      (168,659)     1,435,578

                                                               December 31, 2001
                     --------------------------------------------------------------------------------------------------
                                                   First
                                                   Busey
                                      Busey       Trust &
                         Busey         Bank      Investment                                                Consolidated
                         Bank        Florida         Co.       All Other       Totals      Eliminations       Totals
                     -----------    ---------    ----------   -----------   ------------   ------------    ------------
Interest income      $     70,740   $   18,948   $       178  $      1,402  $      91,268   $   (1,283)    $    89,985
Interest expense           33,284       10,823            --         3,508         47,615       (1,180)         46,435
Other income               12,519        2,281         4,664        23,298         42,762      (21,302)         21,460
Total income               83,259       21,229         4,842        24,700        134,030      (22,585)        111,445
Net income                 14,029        1,997         1,391        17,175         34,592      (18,939)         15,653
Total assets            1,238,377       50,935         3,339       174,322      1,466,973     (166,284)      1,300,689

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial data for First Busey Corporation is presented below.

                                 BALANCE SHEETS

                                                                         December 31,
                                                                   -------------------------
                                                                      2003            2002
                                                                   ---------       ---------
ASSETS                                                               (Dollars in thousands)
Cash and due from subsidiary bank                                  $   5,498       $   1,869
Securities available for sale                                          3,241           2,598
Loans                                                                  2,473           2,138
Investments in subsidiaries:
   Bank                                                              127,498         120,880
   Non-bank                                                           11,837          11,697
Premises and equipment, net                                              101             128
Goodwill                                                               1,548           1,548
Other assets                                                           1,824           1,870
                                                                   ---------       ---------
         TOTAL ASSETS                                              $ 154,020       $ 142,728
                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Short-term corporate borrowings                                 $      --       $      --
   Long-term ESOP borrowings                                           2,853           1,759
   Junior subordinated debentures due to First Busey
      Capital Trust I                                                 25,000          25,000
   Other liabilities                                                     990             806
                                                                   ---------       ---------
         TOTAL LIABILITIES                                            28,843          27,565
                                                                   ---------       ---------

Stockholders' equity before unearned ESOP shares and deferred
   Compensation for restricted stock awards                          128,071         117,018
Unearned ESOP shares and deferred compensation for restricted
   stock awards                                                       (2,894)         (1,855)
                                                                   ---------       ---------
         TOTAL STOCKHOLDERS' EQUITY                                  125,177         115,163
                                                                   ---------       ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 154,020       $ 142,728
                                                                   =========       =========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME

                                                           Years Ended December 31,
                                                     ------------------------------------
                                                       2003         2002           2001
                                                     -------      --------       --------
                                                           (Dollars in thousands)
Operating income:
Dividends from subsidiaries:
   Bank                                              $12,000      $ 12,000       $ 28,983
   Non-bank                                            1,500         2,050          3,190
Interest and dividend income                             154           141            137
Other income                                           1,101           928            950
                                                     -------      --------       --------
         TOTAL OPERATING INCOME                       14,755        15,119         33,260
                                                     -------      --------       --------

Expenses:
   Salaries and employee benefits                      1,633         1,503          1,096
   Interest expense                                    2,303         2,325          2,308
   Operating expense                                     882         1,475          1,340
                                                     -------      --------       --------
         TOTAL EXPENSES                                4,818         5,303          4,744
                                                     -------      --------       --------

         INCOME BEFORE INCOME TAX BENEFIT
           AND EQUITY IN UNDISTRIBUTED
           INCOME OF SUBSIDIARIES                      9,937         9,816         28,516

Income tax benefit                                     1,723         2,007          1,806
                                                     -------      --------       --------

         INCOME BEFORE EQUITY IN
           UNDISTRIBUTED INCOME OF
           SUBSIDIARIES                               11,660        11,823         30,322

Equity in undistributed income of subsidiaries:
   Bank                                                8,044         6,316        (12,958)
   Non-bank                                              160          (235)        (1,711)
                                                     -------      --------       --------

         NET INCOME                                  $19,864      $ 17,904       $ 15,653
                                                     =======      ========       ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                              --------------------------------------
                                                                2003           2002           2001
                                                              --------       --------       --------
                                                                     (Dollars in thousands)
Cash Flows from Operating Activities
   Net income                                                 $ 19,864       $ 17,904       $ 15,653
   Adjustments to reconcile net income to net cash
           provided by operating activities:
      Depreciation and amortization                                 63             35            399
      Equity in undistributed net income of subsidiaries        (8,204)        (6,081)        14,669
      Non-cash dividends from subsidiaries                          --             --         (1,130)
      Stock-based compensation                                      55            116              6
      Non-cash ESOP adjustment                                      59            (15)           (18)
      Security (gains) losses, net                                 (93)            (1)           357
      Gain on disposal of premises and equipment                    --            (22)            --
      Changes in assets and liabilities:
        Increase in other assets                                    46          2,232         (1,511)
        Increase in other liabilities                              (57)           (73)            51
                                                              --------       --------       --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES         11,733         14,095         28,476
                                                              --------       --------       --------

Cash Flows from Investing Activities
   Proceeds from sales of securities available for sale          3,770             67            224
   Purchases of securities available for sale                   (3,718)          (532)          (364)
   Increase in loans                                              (335)          (313)        (1,825)
   Proceeds from sales of premises and equipment                    --             32             --
   Purchases of premises and equipment                             (36)          (128)           (36)
   Capital contribution to subsidiary                               --             --        (18,260)
   Non-cash capital contributions to subsidiary                     --             --            883
                                                              --------       --------       --------
              NET CASH USED IN INVESTING ACTIVITIES               (319)          (874)       (19,378)
                                                              --------       --------       --------

Cash Flows from Financing Activities
   Proceeds from short-term borrowings                              --            500          4,500
   Principal payments on short-term borrowings                      --         (2,500)       (32,500)
   Proceeds from issuance of junior subordinated
    debentures due to First Busey Capital Trust I                   --             --         25,000
   Purchases of treasury stock                                  (4,079)        (3,792)        (3,237)
   Proceeds from sales of treasury stock                         5,509            876          5,595
   Cash dividends paid                                          (9,215)        (8,126)        (7,007)
                                                              --------       --------       --------
              NET CASH USED IN FINANCING ACTIVITIES             (7,785)       (13,042)        (7,649)
                                                              --------       --------       --------

              NET INCREASE IN CASH AND
                 DUE FROM SUBSIDIARY BANKS                       3,629            179          1,449

Cash and due from subsidiary banks, beginning                    1,869          1,690            241
                                                              --------       --------       --------

Cash and due from subsidiary banks, ending                    $  5,498       $  1,869       $  1,690
                                                              ========       ========       ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. UNAUDITED INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

                                                              2003
                                  ------------------------------------------------------------
                                  December 31     September 30        June 30         March 31
                                  -----------     ------------        -------         --------
Interest income                     $18,260          $18,417          $18,504          $18,668
Interest expense                      6,007            6,118            6,650            6,843
                                    -------          -------          -------          -------
   Net interest income               12,253           12,299           11,854           11,825
Provision for loan losses             1,680              448              330              600
Noninterest income                    5,621            5,718            6,871            6,475
Noninterest expense                   9,580           10,023            9,984           10,382
                                    -------          -------          -------          -------
Income before income taxes            6,614            7,546            8,411            7,318
Income taxes                          2,258            2,236            3,055            2,476
                                    -------          -------          -------          -------
   Net income                       $ 4,356          $ 5,310          $ 5,356          $ 4,842
                                    =======          =======          =======          =======

Basic earnings per share            $  0.32          $  0.39          $  0.39          $  0.36
Diluted earnings per share          $  0.32          $  0.38          $  0.39          $  0.35

                                                              2002
                                  ------------------------------------------------------------
                                  December 31     September 30        June 30         March 31
                                  -----------     ------------        -------         --------
Interest income                     $19,313          $19,352          $18,657          $18,763
Interest expense                      7,596            7,737            7,539            7,622
                                    -------          -------          -------          -------
   Net interest income               11,717           11,615           11,118           11,141
Provision for loan losses             1,070              575              915              565
Noninterest income                    6,051            5,436            5,586            5,464
Noninterest expense                  10,958            9,573            9,400            8,995
                                    -------          -------          -------          -------
Income before income taxes            5,740            6,903            6,389            7,045
Income taxes                          1,385            2,331            2,102            2,355
                                    -------          -------          -------          -------
   Net income                       $ 4,355          $ 4,572          $ 4,287          $ 4,690
                                    =======          =======          =======          =======

Basic earnings per share            $  0.32          $  0.34          $  0.32          $  0.34
Diluted earnings per share          $  0.32          $  0.33          $  0.32          $  0.34

NOTE 23. SUBSEQUENT EVENT

On January 6, 2004, the Board of Directors of First Busey Corporation entered into an agreement with the Board of Directors of First Capital Bankshares, Inc. to acquire all of the issued and outstanding stock of First Capital for approximately $42 million or $5,750 per share. The agreement is subject to approval by the shareholders of First Capital and the receipt of the required regulatory approvals. The acquisition is expected to close on or before June 30, 2004.

                                MANAGEMENT REPORT
                                   BUSEY BANK
                             AS OF DECEMBER 31, 2003

FINANCIAL STATEMENTS

Busey Bank, a wholly owned subsidiary of First Busey Corporation, is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 2003, and for the year then ended. The consolidated financial statements of First Busey Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

There are inherent limitations in the effectiveness of any internal control including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed Busey Bank's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call report instructions as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Busey Bank maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America and call report instructions as of December 31, 2003.

COMPLIANCE WITH LAWS AND REGULATION

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed compliance by Busey Bank with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes Busey Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2003.


                                  /s/ Douglas C. Mills
                                  --------------------
                                  Douglas C. Mills, Chairman of the Board
                                  First Busey Corporation (Holding Company)


                                  /s/ P. David Kuhl
                                  -----------------
                                  P. David Kuhl, Chairman of the Board
                                  Busey Bank


                                  /s/ Barbara J. Harrington
                                  -------------------------
                                  Barbara J. Harrington, Chief Financial Officer First Busey Corporation (Holding Company)

MCGLADREY & PULLEN
Certified Public Accountants

TO THE BOARD OF DIRECTORS
BUSEY BANK
URBANA, ILLINOIS

We have examined management's assertion that BUSEY BANK, a wholly owned subsidiary of FIRST BUSEY CORPORATION, maintained effective internal control over financial reporting as of December 31, 2003, included in the accompanying Management Report insofar as management's assertion relates to internal control over the annual financial reporting in the 2003 consolidated financial statements of First Busey Corporation and Busey Bank's December 31, 2003 Call Report. Busey Bank's management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of internal control based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

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

In our opinion, management's assertions that BUSEY BANK maintained effective internal control over financial reporting as of December 31, 2003, insofar as management's assertion relates to internal control over the annual financial reporting in the 2003 consolidated financial statements of First Busey Corporation and Busey Bank's December 31, 2003 Call Report, is fairly stated, in all material respects, based upon the criteria established in "Internal Control
- Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission.

We were not engaged to, and we have not performed any procedures with respect to management's assertion regarding compliance with laws and regulations included in the accompanying Report of Management. Accordingly, we do not express any opinion, or any other form of assurance, on management's assertion regarding compliance with laws and regulations.


                                                /s/ MCGLADREY & PULLEN, LLP

Champaign, Illinois
February 6, 2004

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.