Form 10-K/A
period 2003-12-31
FIRST BUSEY CORP /NV/
filed 2004-03-23
CIK 314489

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
Yes X             No
    --               --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.).
Yes X             No
    --               --

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 23, 2004.

                                             FIRST BUSEY CORPORATION

                                             BY /s/ DOUGLAS C. MILLS
                                                ---------------------------
                                             Douglas C. Mills
                                             Chairman of the Board, President,
                                             Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2004.

         Signature                           Title
         ---------                           -----

         /s/ DOUGLAS C. MILLS                Chairman of the Board, Chief
         -------------------------           Executive Officer
         Douglas C. Mills                    (Principal Executive Officer)

         /s/ BARBARA J. HARRINGTON           Chief Financial Officer
         -------------------------           (Principal Financial Officer)
         Barbara J. Harrington

         /s/ JOSEPH M. AMBROSE               Director
         -------------------------
         Joseph M. Ambrose

         /s/ SAMUEL P. BANKS                 Director
         -------------------------
         Samuel P. Banks

         /s/ T. O. DAWSON                    Director
         -------------------------
         T. O. Dawson

         /s/ VICTOR F. FELDMAN               Director
         -------------------------
         Victor F. Feldman

         /s/ KENNETH M. HENDREN              Director
         -------------------------
         Kenneth M. Hendren

         /s/ E. PHILLIPS KNOX                Director
         -------------------------
         E. Phillips Knox

         /s/ BARBARA J. KUHL                 Director
         -------------------------
         Barbara J. Kuhl

         /s/ P. DAVID KUHL                   Director
         -------------------------
         P. David Kuhl

         Signature                           Title
         ---------                           -----

         /s/ V. B. LEISTER, JR.              Director
         -------------------------
         V. B. Leister, Jr.

         /s/ LINDA M. MILLS                  Director
         -------------------------
         Linda M. Mills

         /s/ EDWIN A. SCHARLAU               Director
         -------------------------
         Edwin A. Scharlau II

         /s/ DAVID C. THIES                  Director
         -------------------------
         David C. Thies

         /s/ ARTHUR R. WYATT                 Director
         -------------------------
         Arthur R. Wyatt