Form 10-Q
period 2004-03-31
FIRST BUSEY CORP /NV/
filed 2004-05-10
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/2004             Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

              Nevada                                    37-1078406
------------------------------------        ------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer Identification
  Incorporation or organization)                           No.)

         201 W. Main St.,
         Urbana, Illinois                                  61801
------------------------------------        ------------------------------------
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at May 1, 2004
--------------------------------------------------------------------------------
Common Stock, without par value                          13,680,302

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                March 31, 2004      December 31, 2003
                                                                                --------------      -----------------
                                                                                        (Dollars in thousands)
ASSETS

Cash and due from banks                                                          $     41,942           $     52,397

Federal funds sold                                                                      5,100                      -
Securities available for sale (amortized cost 2004, $193,250;
     2003, $209,482)                                                                  209,599                224,733

Loans (net of unearned interest)                                                    1,224,831              1,192,396
Allowance for loan losses                                                             (16,654)               (16,228)
                                                                                 ------------           ------------
    Net loans                                                                       1,208,177              1,176,168

Premises and equipment                                                                 22,388                 22,223
Cash surrender value of life insurance                                                 17,045                 16,836
Goodwill                                                                                7,380                  7,380
Other intangible assets                                                                 1,995                  2,100
Other assets                                                                           19,968                 20,247
                                                                                 ------------           ------------
        Total assets                                                             $  1,533,594           $  1,522,084
                                                                                 ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
    Non-interest bearing                                                         $    169,401           $    160,578
    Interest bearing                                                                1,088,608              1,096,017
                                                                                 ------------           ------------
    Total deposits                                                                  1,258,009              1,256,595

Federal funds purchased                                                                     -                  8,500
Securities sold under agreements to repurchase                                          8,526                  7,500
Short-term borrowings                                                                   3,250                      -
Long-term borrowings                                                                  100,603                 92,853
Junior subordinated debt owed to unconsolidated trust                                  25,000                 25,000
Other liabilities                                                                       9,641                  6,459
                                                                                 ------------           ------------
        Total liabilities                                                           1,405,029              1,396,907
                                                                                 ------------           ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                                             -                      -
Common stock                                                                            6,291                  6,291
Surplus                                                                                21,019                 20,968
Retained earnings                                                                     105,070                102,288
Accumulated other comprehensive income                                                  9,852                  9,191
                                                                                 ------------           ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for restricted stock awards                 142,232                138,738
Treasury stock, at cost                                                               (10,780)               (10,667)
Unearned ESOP shares and deferred compensation for restricted stock
     awards                                                                            (2,887)                (2,894)
                                                                                 ------------           ------------
        Total stockholders' equity                                                    128,565                125,177
                                                                                 ------------           ------------
        Total liabilities and stockholders' equity                               $  1,533,594           $  1,522,084
                                                                                 ============           ============

Common Shares outstanding at period end                                            13,680,902             13,677,477
                                                                                 ============           ============

See accompanying notes to unaudited consolidated financial statements.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                       2004                              2003
                                                                     --------                          --------
                                                                         (Dollars in thousands, except per
                                                                                   share amounts)
INTEREST INCOME:

    Interest and fees on loans                                       $16,639                            $16,485
    Interest and dividends on investment securities:
        Taxable interest income                                        1,143                              1,595
        Non-taxable interest income                                      453                                517
        Dividends                                                         20                                 38
    Interest on federal funds sold                                         1                                 33
                                                                     -------                            -------
        Total interest income                                        $18,256                            $18,668
                                                                     -------                            -------

INTEREST EXPENSE:
    Deposits                                                         $ 4,247                            $ 5,424
    Short-term borrowings                                                 68                                 45
    Long-term borrowings                                               1,016                                811
    Junior subordinated debt owed to unconsolidated trust                563                                563
                                                                     -------                            -------
        Total interest expense                                       $ 5,894                            $ 6,843
                                                                     -------                            -------
        Net interest income                                          $12,362                            $11,825
    Provision for loan losses                                            425                                600
                                                                     -------                            -------
        Net interest income after provision for loan losses          $11,937                            $11,225
                                                                     -------                            -------

OTHER INCOME:
    Trust fees                                                       $ 1,395                            $ 1,107
    Commissions and brokers fees, net                                    592                                465
    Service charges on deposit accounts                                1,728                              1,693
    Other service charges and fees                                       468                                450
    Security gains, net                                                  191                                183
    Gain on sales of loans                                               822                              2,235
    Increase in cash surrender value of life insurance                   209                                160
    Other operating income                                               289                                182
                                                                     -------                            -------
        Total other income                                           $ 5,694                            $ 6,475
                                                                     -------                            -------

OTHER EXPENSES:
    Salaries and wages                                               $ 4,541                            $ 4,689
    Employee benefits                                                  1,023                                962
    Net occupancy expense of premises                                    884                                815
    Furniture and equipment expenses                                     535                                682
    Data processing                                                      438                                509
    Stationery, supplies and printing                                    220                                293
    Amortization of intangible assets                                    105                                103
    Other operating expenses                                           1,721                              2,329
                                                                     -------                            -------
        Total other expenses                                         $ 9,467                            $10,382
                                                                     -------                            -------
        Income before income taxes                                   $ 8,164                            $ 7,318
    Income taxes                                                       2,804                              2,476
                                                                     -------                            -------
        NET INCOME                                                   $ 5,360                            $ 4,842
                                                                     =======                            =======

BASIC EARNINGS PER SHARE                                             $  0.39                            $  0.36
                                                                     =======                            =======
DILUTED EARNINGS PER SHARE                                           $  0.39                            $  0.35
                                                                     =======                            =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                         $  0.19                            $  0.17
                                                                     =======                            =======

See accompanying notes to unaudited consolidated financial statements.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                                 2004                2003
                                                                                              ---------           ---------
                                                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $   5,360           $   4,842
   Adjustments to reconcile net income to net cash provided by operating activities:
      Stock-based compensation                                                                        7                  14
      Depreciation and amortization                                                                 779               1,010
      Provision for loan losses                                                                     425                 600
      Provision for deferred income taxes                                                          (221)               (238)
      Stock Dividends                                                                               (99)               (173)
      Amortization of investment security discounts                                                 (11)                (86)
      Gain on sales of investment securities, net                                                  (191)               (183)
      Gain on sale of pooled loans                                                                 (822)             (2,235)
      Gain on sale and disposition of premises and equipment                                          -                  (2)
      Market valuation adjustment on OREO property                                                    -                 357
      Change in assets and liabilities:
            Decrease (increase) in other assets                                                     872              (2,252)
            Increase in accrued expenses                                                            712                 719
            Decrease in interest payable                                                           (114)               (201)
            Increase in income taxes payable                                                      2,369               2,283
            Decrease in taxes receivable                                                           (593)                  -
                                                                                              ---------           ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
                       LOAN ORIGINATIONS AND SALES                                            $   8,473           $   4,455

      Loans originated for sale                                                                 (37,038)           (107,157)
      Proceeds from sales of loans                                                               44,504             120,781
                                                                                              ---------           ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $  15,939           $  18,079
                                                                                              ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities classified available for sale                            $   4,667           $   7,627
   Proceeds from maturities of securities classified available for sale                          19,749              66,882
   Purchase of securities classified available for sale                                          (7,884)            (73,749)
   Increase in federal funds sold                                                                (5,100)            (18,500)
   Increase in loans                                                                            (39,078)            (10,358)
   Proceeds from sale of premises and equipment                                                       -                 138
   Purchases of premises and equipment                                                             (839)               (530)
   Increase in cash surrender value of bank owned life insurance                                   (209)               (160)
                                                                                              ---------           ---------
        NET CASH USED IN BY INVESTING ACTIVITIES                                              $ (28,694)          $ (28,650)
                                                                                              ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                                        $   1,100           $ (10,752)
    Net increase (decrease) in demand, money market and saving deposits                             314              10,059
    Cash dividends paid                                                                          (2,578)             (2,305)
    Purchase of treasury stock                                                                     (610)               (174)
    Proceeds from sale of treasury stock                                                            548               1,793
    Net (decrease) increase in securities sold under agreement to repurchase                     (7,474)              6,538
    Proceeds from short-term borrowings                                                           3,250                 -
    Proceeds from long-term borrowings                                                            7,750               6,000
                                                                                              ---------           ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                             $   2,300           $  11,159
                                                                                              ---------           ---------
        Net (decrease) increase in cash and due from banks                                    $ (10,455)          $     588
Cash and due from banks, beginning                                                            $  52,397           $  47,645
                                                                                              ---------           ---------
Cash and due from banks, ending                                                               $  41,942           $  48,233
                                                                                              =========           =========

See accompanying notes to unaudited consolidated financial statements

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                  2004              2003
                                                                                -------           -------
                                                                                  (Dollars in thousands)
Net income                                                                      $ 5,360           $ 4,842
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding gains (losses) arising during period                 1,288               169
          Less reclassification adjustment for gains included in net income        (191)             (183)
                                                                                -------           -------
Other comprehensive loss before tax                                               1,097               (14)
     Income tax benefit related to items of other comprehensive income              436                (5)
                                                                                -------           -------
     Other comprehensive loss, net of tax                                       $   661           $    (9)
                                                                                -------           -------
     Comprehensive income                                                       $ 6,021           $ 4,833
                                                                                =======           =======

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

NOTE 2:  LOANS

The major classifications of loans at March 31, 2004 and December 31, 2003 were as follows:

                                                        March 31, 2004   December 31, 2003
                                                        --------------   -----------------
                                                              (Dollars in thousands)
Commercial                                              $  140,175          $  138,272
Real estate construction                                   188,981             168,141
Real estate - farmland                                      10,357              11,890
Real estate - 1-4 family residential mortgage              397,650             406,102
Real estate - multifamily mortgage                          97,179              91,325
Real estate - non-farm nonresidential mortgage             307,069             292,169
Installment                                                 60,893              61,323
Agricultural                                                21,669              22,300
                                                        ----------          ----------
                                                        $1,223,973          $1,191,522
Plus net deferred loan costs                                   858                 874
                                                        ----------          ----------
                                                         1,224,831           1,192,396

Less allowance for loan losses                              16,654              16,228
                                                        ----------          ----------
    Net loans                                           $1,208,177          $1,176,168
                                                        ==========          ==========

The real estate-mortgage category includes loans held for sale with carrying values of $23,885,000 at March 31, 2004 and $30,529,000 at December 31, 2003;
these loans had fair market values of $24,103,000 and $30,609,000, respectively.

NOTE 3:  INCOME PER SHARE

Net income per common share has been computed as follows:

                                                                        Three Months Ended March 31,
                                                                         2004                 2003
                                                                      -----------          -----------
Net income                                                            $ 5,360,000          $ 4,842,000
Shares:
   Weighted average common shares outstanding                          13,571,826           13,550,573

Dilutive effect of outstanding options as determined by the
   application of the treasury stock method                                96,692              113,881
                                                                      -----------          -----------

Weighted average common shares outstanding, as
   adjusted for diluted earnings per share calculation                 13,668,518           13,664,454
                                                                      ===========          ===========

Basic earnings per share                                              $      0.39          $      0.36
                                                                      ===========          ===========

Diluted earnings per share                                            $      0.39          $      0.35
                                                                      ===========          ===========

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

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:

                                                                           Three months ended March 31
                                                                               2004                2003
                                                                          -----------          -----------
                                                                                (dollars in thousands)
Net income as reported                                                    $     5,360          $     4,842
Less compensation expense determined under fair value method for
   all options granted, net of related tax effects                                 57                   64
                                                                          -----------          -----------
Pro-forma net income                                                      $     5,303                4,778
                                                                          ===========          ===========

BASIC EARNINGS PER SHARE
Reported net income                                                       $      0.39          $      0.36
Less compensation expense                                                           -                 0.01
                                                                          -----------          -----------
Pro-forma net income                                                      $      0.39          $      0.35
                                                                          ===========          ===========
DILUTED EARNINGS PER SHARE
Reported net income                                                       $      0.39          $      0.35
Less compensation expense                                                           -                    -
                                                                          -----------          -----------
Pro-forma net income                                                      $      0.39          $      0.35
                                                                          ===========          ===========

The Corporation has granted no stock options during 2004.

NOTE 5:  JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUST

In June, 2001, First Busey Corporation issued $25 million in cumulative trust preferred securities through a newly formed Delaware business trust, First Busey Capital Trust I. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The trust is a wholly-owned subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum. Interest expense on the trust preferred securities was $562,500 for the three month periods ended March 31, 2004 and March 31, 2003. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 18, 2031, and are callable beginning June 18, 2006.

Issuance costs of $1,340,000 related to the trust preferred debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in June, 2031.

NOTE 6:  OUTSTANDING COMMITMENTS

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

A summary of the contractual amount of the Corporation's exposure to off-balance sheet risk follows:

                                                                        March 31, 2004       December 31, 2003
                                                                     --------------------   --------------------
                                                                              (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
      Commitments to extend credit                                   $            307,504   $           286,037
      Standby letters of credit                                                    12,655                11,682

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of March 31, 2004, and December 31, 2003, no amounts have been recorded as liabilities for the Corporation's potential obligations under these guarantees.

NOTE 7:  SUBSEQUENT EVENT

On April 30, 2004, First Busey Corporation, through First Busey Statutory Trust II, issued $15 million of Trust Preferred Securities ("Securities") in a private placement. The Securities were issued at an initial coupon rate of 3.82875%, pay cumulative cash distributions quarterly, and are subject to repricing on a quarterly basis (3-month LIBOR plus 2.65%). The proceeds of the offering were invested by First Busey Statutory Trust II in junior subordinated deferrable interest debentures of First Busey Corporation which represents all of the assets of the Trust. The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations subject to payment of premium above par value if made within 5 years of issuance. The obligations of the trust are fully and unconditionally guaranteed on a subordinated basis, by the Corporation.

First Busey Corporation intends to use the proceeds of these debentures for general corporate purposes and to partially fund the acquisition of First Capital Bankshares, Inc. On January 6, 2004, the Board of Directors of First Busey Corporation entered into an agreement with the Board of Directors of First Capital Bankshares, Inc. to acquire all of the issued and outstanding stock of First Capital for approximately $42 million or $5,750 per share. The agreement has been approved by the shareholders of First Capital. The acquisition is scheduled to close on June 1, 2004, subject to receipt of required regulatory approvals.

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS AND RECENT REGULATORY DEVELOPMENTS

First Busey Capital Trust I (the "Trust"), a Delaware statutory business trust formed in 2001 under the Delaware Business Trust Act, was formed for the purpose of issuing $25 million in trust preferred securities and investing the proceeds in junior subordinated deferrable interest debentures of First Busey Corporation. First Busey guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

Prior to the implementation of a new accounting standard in the first quarter of 2004, the financial statements of the Trust were included in the consolidated financial statements of the Corporation because First Busey owns all of the outstanding common equity securities of the Trust. However, because First Busey is not the primary beneficiary of the Trust, in accordance with the new accounting standard the financial statements of the Trust is no longer included in the consolidated financial statements of the Corporation. The Corporation's prior financial statements have been reclassified to de-consolidate the Corproration's investment in the Trusts.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 2004 (unaudited) when compared with December 31, 2003 and the results of operations for the three months ended March 31, 2004 and 2003 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three months ending March 31, 2003, to be consistent with the classifications adopted as of and for the three months ending March 31, 2004.

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

There is no precise method of predicting specific loan losses or amounts which ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and their effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth evaluation, on a monthly basis, of all impaired loans (loans are considered to be impaired when based on current information and events, it is probable the Corporation will not be able to collect all amounts due); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.

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

FINANCIAL CONDITION AT MARCH 31, 2004 AS COMPARED TO DECEMBER 31, 2003

Total assets increased $11,510,000, or 0.8%, to $1,533,594,000 at March 31, 2004
from $1,522,084,000 at December 31, 2003. Securities available for sale decreased $15,134,000 or 6.7%, to $209,599,000 at March 31, 2004 from
$224,733,000 at December 31, 2003. Loans increased $32,435,000 or 2.7% to
$1,224,831,000 at March 31, 2004 from $1,192,396,000 at December 31, 2003, primarily due to increases in the balances of real estate construction, multifamily, and non-farm nonresidential mortgage loans offset partially by a decline in the amount of 1-4 family mortgage loans.

Total deposits grew $1,414,000, or 0.1%, to $1,258,009,000 at March 31, 2004
from $1,256,595,000 at December 31, 2003. Non interest-bearing deposits increased $8,823,000 or 5.5% to $169,401,000 at March 31, 2004 from $160,578,000 at December 31, 2003. Interest-bearing deposits decreased $7,409,000 or 0.7% to $1,088,608,000 at March 31, 2004 from $1,096,017,000 at December 31, 2003.
Long-term borrowings increased $7,750,000 or 8.3% to $100,603,000 at March 31, 2004, as compared to $92,853,000 at December 31, 2003.

In the first three months of 2004, the Corporation repurchased 22,500 shares of its common stock at an aggregate cost of $610,000. Following the repurchase of these shares the Corporation has repurchased $432,756 shares under its 2001 Stock Repurchase Plan. On February 27, 2004, First Busey's board of directors approved a stock repurchase plan for the repurchase of 500,000 shares of common stock. Through March 31, 2004, the Corporation has made no repurchases under the 2004 plan.

The following table sets forth the components of non-performing assets and past due loans.

                                                                                     March 31, 2004        December 31, 2003
                                                                                  --------------------   ----------------------
                                                                                             (Dollars in thousands)
Non-accrual loans                                                                 $             2,695    $               2,638
Loans 90 days past due, still accruing                                                            727                      581
Restructured loans                                                                                  -                        -
                                                                                  -------------------    ---------------------
Non-performing loans                                                                            3,422                    3,219
Other real estate owned                                                                         4,783                    4,781
Non-performing other assets                                                                         1                       10
                                                                                  -------------------    ---------------------
    Total non-performing assets                                                   $             8,206    $               8,010
                                                                                  ===================    =====================
Total non-performing assets as a percentage of total assets                                      0.54%                    0.53%
                                                                                  ===================    =====================
Total non-performing assets as a percentage of loans plus non-performing assets                  0.67%                    0.67%
                                                                                  ===================    =====================

Non-performing loans increased $203,000 to $3,422,000 as of March 31, 2004, compared to $3,219,000 as of December 31, 2003. This is due to moderate increases in both non-accrual loans and loans 90 days past due, still accruing. The balance of other real estate owned was $4,783,000 as of March 31, 2004, reflecting minimal change from the balance on December 31, 2003.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past-due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses. Potential problem loans totaled $5,511,000 as of March 31, 2004, as compared to $10,566,000 as of December 31, 2003. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO MARCH 31, 2003

SUMMARY

Net income for the three months ended March 31, 2004, increased $518,000 or 10.7% to $5,360,000 as compared to $4,842,000 for the comparable period in 2003. Diluted earnings per share increased $0.04 or 11.4% to $.39 for the quarter ending March 31, 2004, as compared to $0.35 for the same period in 2003.

The Corporation's return on average assets, net income annualized over the three-month period expressed as a percentage of average assets, was 1.42% for the three months ended March 31, 2004, as compared to 1.38% achieved for the comparable period in 2003. The Corporation's return on average stockholders' equity, net income annualized over the three-month period expressed as a percentage of average equity, was 17.01% for the three months ended March 31, 2004, as compared to 16.73% for the same period in 2003.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $90,576,000 or 6.8% to $1,422,618,000 for the quarter ending March 31, 2004, as compared to $1,332,042,000 for the same period last year. This is due primarily to growth in the average balance of outstanding loans, partially offset by declines in the average balance of U.S. Government obligations and obligations of states and political subdivisions.

Interest-bearing liabilities averaged $1,218,146,000 for the quarter ending March 31, 2004, an increase of $60,331,000 or 5.2% from the average balance of $1,157,815,000 for the same period in 2003. Growth in long-term borrowings, short-term borrowings, interest-bearing transaction accounts, savings, and money market deposits, was partially offset by a decline in the average balance of time deposits.

Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.58% for the three months ended March 31, 2004, as compared to 3.70% for the same period in 2003. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.36% for the three months ended March 31, 2004, compared to 3.43% for the comparable period in 2003.

Interest income, on a tax equivalent basis, for the three months ended March 31, 2004 was $18,545,000, which is $447,000 or 2.4% less than for the comparable period in 2003. The average yield on total earning assets declined 54 basis points to 5.24% for the first quarter of 2004 as compared to 5.78% for the same period in 2003. The decline in yield on all categories of interest-earning assets combined with declines in the average balances of U.S. Government obligations and obligations of states and political subdivisions offset growth in the average balances of loans.

Interest expense for the three months ended March 31, 2004, was $5,894,000, which is $949,000 or 13.9% lower than for the comparable period in 2003. The average rate paid on total interest-bearing liabilities declined 45 basis points to 1.95% for the first quarter of 2004 as compared to 2.40% for the same period in 2003. Declines in rates paid on all categories of interest-bearing liabilities offset growth in the average balances of long-term debt and short-term borrowings was offset.

PROVISION FOR LOAN LOSSES

The provision of loan losses of $425,000 for the three months ended March 31, 2004, was $175,000 less than the provision expense of $600,000 for the comparable period in 2003. The provision and the net recoveries of

$1,000 for the quarter ending March 31, 2004, resulted in the reserve representing 1.36% of total loans and 487% of non-performing loans at March 31, 2004, as compared to the reserve representing 1.36% of outstanding loans and 504% of non-performing loans at December 31, 2003. Net recoveries for the first quarter of 2004 were $1,000 compared to net chargeoffs of $12,000 for the first quarter of 2003. The adequacy of the reserve for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE AND INCOME TAXES

Total other income, excluding security transactions, decreased $789,000 or 12.5% to $5,503,000 for the three months ended March 31, 2004, from $6,292,000 for the same period in 2003. Improved performance in the equity markets combined with business development efforts resulted in growth in trust fees and commissions and brokerage fees. Growth in trust fees, commissions and brokers' fees, service charges and other operating income partially offset the large decline in gains from the sale of loans.

Gains of $822,000 were recognized on the sale of loans totaling $43,682,000 during the three months ended March 31, 2004, compared to gains of $2,235,000 recognized on the sale of $118,546,000 of loans for the three months ended March 31, 2003. The decline in gains on the sale of loans and the principal balances sold can be attributed to differences in the interest-rate environment and its impact on mortgage banking activity. Management anticipates continued sales from the current mortgage loan production of the Corporation if mortgage loan originations allow and the sales of the loans necessary to maintain the Corporation's desired asset/liability structure. The Corporation may realize gains and/or losses on these sales dependent upon interest rate movements and upon how receptive the debt markets are to mortgage-backed securities.

During the three months ended March 31, 2004, the Corporation recognized security gains of approximately $115,000, after income taxes, representing 2.1% of net income. During the same period in 2003, security gains of approximately $110,000 after income taxes were recognized, representing 2.3% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a six-year period.

Total other expense fell $915,000 or 8.8% to $9,467,000 for the three months ended March 31, 2004 as compared to $10,382,000 for the same period in 2003.

Salaries and wages expense decreased $148,000 or 3.2% to $4,541,000 for the three months ended March 31, 2004, as compared to $4,689,000 during the same period last year. Most of the decline in salary expense is related to lower commission and other incentive compensation costs for associates involved in originating, processing, and selling mortgage loans held for sale. The Corporation had 481 and 493 full-time-equivalent employees as of March 31, 2004, and 2003, respectively. Employee benefit expense increased $61,000 or 6.3% to $1,023,000 for the three months ended March 31, 2004, compared to $962,000 for the three months ended March 31, 2003 due primarily to increases in health insurance premiums. Occupancy and furniture and equipment expenses decreased $78,000 or 5.2% to $1,419,000 for the first quarter of 2004, from $1,497,000 in the prior year period.

Other operating expenses decreased $608,000 or 26.1% to $1,721,000 for the three months ending March 31, 2004, compared to $2,329,000 for the same period in 2003. Other operating expenses for the three months ending March 31, 2003, include $70,000 in OREO expenses associated with operating the hotel property as mortgagee in possession as well as $357,000 in market valuation adjustments to reflect reductions in the estimated net realizable values of this property as well as others held in other real estate owned.

The Corporation's net overhead expense, total non-interest expense less non-interest income, net of security gains, divided by average assets, decreased to 1.05% for the three months ended March 31, 2004 from 1.17% in the comparable prior year period.

The Corporation's efficiency ratio is defined as operating expenses divided by net revenue (more specifically, it is defined as non-interest expense expressed as a percentage of the sum of tax equivalent net interest income and non-interest income, excluding security gains and amortization expense). The consolidated efficiency ratio for the three months ended March 31, 2004 was 51.6% as compared to 55.7% for the prior year period.

Income taxes for the three months ended March 31, 2004 increased to $2,804,000 as compared to $2,476,000 for the comparable period in 2003. As a percent of income before taxes, the provision for income taxes increased slightly to 34.3% for the quarter ending March 31, 2004, as compared to 33.8% for the same period in 2003.

REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has three reportable segments, Busey Bank, Busey Bank Florida, and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank Florida provides a full range of banking services to individual and corporate customers in Fort Myers, and Cape Coral, Florida. Busey Investment Group is a wholly-owned subsidiary of First Busey Corporaton and owns three subsidiaries: First Busey Trust & Investment Co. which provides trust and asset management services to individual and corporate customers throughout central Illinois; First Busey Securities, Inc., a full-service broker/dealer subsidiary; and Busey Insurance Services, Inc., an insurance agency which provides personal insurance products and specializes in long-term healthcare insurance.

In prior periods First Busey has reported First Busey Trust & Investment Co. as a separate segment. Over time, the three subsidiaries of Busey Investment Group have converged and are now directed by a common management team in a similar operating style, share similar marketing strategies, and share common office locations. Likewise, the financial results of these three subsidiaries are reviewed and monitored on a consolidated basis. Therefore, management of First Busey Corporation have identified Busey Investment Group as the more appropriate reportable segment.

The Corporation's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.

The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies. The Corporation accounts for inter-segment revenue and transfers at current market value.

                                                                       March 31, 2004
                              ----------------------------------------------------------------------------------------------------
                                                                Busey
                                               Busey Bank     Investment                                              Consolidated
                              Busey Bank        Florida          Group        All Other     Totals     Eliminations       Totals
                              ----------------------------------------------------------------------------------------------------
Interest income               $   16,617      $   1,567        $     39       $     39    $   18,262    $      (6)    $    18,256
Interest expense                   4,767            550               -            585         5,902    $      (8)          5,894
Other income                       3,861            126           1,830          6,112        11,929    $  (6,235)          5,694
Net income                         5,098            237             534          5,344        11,213    $  (5,853)          5,360
Total assets                   1,399,841        116,793           5,962        163,486     1,686,082    $(152,488)      1,533,594

                                                                       March 31, 2004
                              ----------------------------------------------------------------------------------------------------
                                                                Busey
                                               Busey Bank     Investment                                              Consolidated
                              Busey Bank        Florida          Group        All Other     Totals     Eliminations       Totals
                              ----------------------------------------------------------------------------------------------------
Interest income               $   17,689       $    924       $     39       $    594     $   19,246   $     (578)    $    18,668
Interest expense                   5,787            494              -          1,141          7,422   $     (579)          6,843
Other income                       5,043            104          1,454          5,594         12,195   $   (5,720)          6,475
Net income                         5,089            (64)           301          4,859         10,185   $   (5,343)          4,842
Total assets                   1,354,514         84,609          5,073        178,948      1,623,144   $ (169,002)      1,454,142

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

The Corporation's primary sources of funds consist of deposits, investment maturities and sales, loan principal repayment, deposits, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to issue brokered deposits, and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Banks of Chicago and Atlanta. The Corporation has an operating line with Bank One in the amount of $10,000,000, all of which was available as of March 31, 2004. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first quarter of 2004 the Corporation sold $43,682,000 and originated $37,038,000 in mortgage loans for sale compared to sales of $118,546,000 and originations of $107,157,000 during the first quarter of 2003. As of March 31, 2004, the Corporation held $23,885,000 in mortgage loans held for sale. Management intends to sell these loans during the second quarter of 2004.

The Corporation also realized significant growth in loans held for investment during the first quarter of 2004. This loan growth was funded primarily through the sale and maturity of securities classified as available for sale and advances from the Federal Home Loan Banks of Chicago and Atlanta.

The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of March 31, 2004, and 2003, the Corporation had outstanding loan commitments including lines of credit of $307,504,000 and $221,643,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The asset-liability committees of the Corporation's bank subsidiaries are developing specific strategies to provide sufficient funds to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments. It is likely that one or both of the bank subsidiaries will issue brokered deposits during the second quarter of 2004 to meet expected continued growth in the Corporation's funding requirements.

First Busey Corporation has secured a commitment to borrow funds to finance the acquisition of the outstanding shares and options of First Capital Bankshares, Inc. of Peoria, Illinois. On April 30, 2004, the Corporation issued $15 million in trust preferred securities to finance a portion of the $42 million required to complete this transaction. The Corporation will continue to review various alternatives for refinancing this acquisition on a long-term basis and will determine its course of action during 2005.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases. The following table summarizes significant contractual obligations and other commitments as of March 31, 2004:

                                                                                           Junior
                                                                                        Subordinated
                                                 Short- and                             Debt Owed to
                            Certificates          Long-term                            Unconsolidated
Due Within                   of Deposit           Borrowing             Leases             Trust                 Total
----------------------- ------------------- ------------------- -------------------- ------------------- -------------------
                                                               (dollars in thousands)
1 year                  $          293,585  $           14,648  $               856  $                -  $           309,089
2 years                             79,125              17,398                  735                   -               97,258
3 years                             50,468              15,398                  717                   -               66,583
4 years                             45,268              34,373                  621                   -               80,262
5 years                             20,058              15,123                  416                   -               35,597
Thereafter                              51               6,913                  343              25,000               32,307
                        ------------------- ------------------- -------------------- ------------------- -------------------
Total                   $          488,555  $          103,853  $             3,688  $           25,000  $           621,096
                        =================== =================== ==================== =================== ===================

Commitments to extend credit                                                                             $           307,504
                                                                                                         ===================

Net cash flows provided by operating activities totaled $15,938,000 during the three months ended March 31, 2004, compared to $18,079,000 during the prior year period. Significant items affection the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of loans held for sale. Operating cash flow decreased during the first quarter of 2004 compared to the first quarter of 2003 due primarily to lower mortgage loan sale activity. During the first quarter of 2004 the Corporation originated $37,038,000 in loans held for sale and generated $44,504,000 from the sale of held-for sale loans resulting in net cash provided by loan originations and sales of $7,466,000. During the first quarter of 2003 the Corporation originated $107,157,000 in held-for-sale loans and generated $120,781,000 from the sale of held-for-sale loans leading to net cash provided by loan originations and sales of $13,624,000.

Net cash used in investing activities was $28,693,000 during the first quarter of 2004 compared to $28,650,000 during the comparable period in 2003. Significant items affecting cash flows from investing activities are those activities associated with managing the Corporation's investment portfolio and loans held in the Corporation's portfolio. During the first quarter of 2004 proceeds from the sales and maturities of securities classified as available for sale totaled $24,416,000, and the Corporation purchased $7,884,000 in securities resulting in net cash provided by securities activity of $16,532,000. During the first quarter of 2003 proceeds from the sales and maturities of securities classified as available for sale totaled $74,509,000, and the Corporation purchased $73,749,000 in securities resulting in net cash provided by securities activity of $760,000. The Corporation's loan portfolio increased $39,078,000 during the first quarter of 2004 compared to an increase of $10,358,000 during the first quarter of 2003.

Net cash provided by financing activities was $2,300,000 during the first quarter of 2004 compared to $11,159,000 during the first quarter of 2003. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term borrowings. Deposits, which are the Corporation's primary funding source, grew $1,414,000 during the first quarter of 2004 compared to a net decrease of $693,000 during the first quarter of 2003. The Corporation has increased its use of short-term and long-term advances from the Federal Home Loan Bank of Chicago and Atlanta to partially fund loan growth. During the first quarter of 2004 net funds provided by proceeds from the issuance of short-term and long-term borrowing totaled $11,000,000, compared to $6,000 during the first quarter of 2003.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 2004, the Corporation earned $5,360,000 and paid dividends of $2,578,000 to stockholders, resulting in a retention of current earnings of $2,782,000. The Corporation's dividend payout ratio for the three months ended March 31, 2004 was 48.1%.

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

Following is a summary of First Busey Corporation's capital ratios as of March 31, 2004 and December 31, 2003:

                                                                                            To Be Well
                                                                                         Capitalized Under
                                                                 For Capital             Prompt Corrective
                                   Actual                     Adequacy Purposes          Action Provisions
                                -------------------------------------------------------------------------------
                                   Amount        Ratio       Amount        Ratio        Amount        Ratio
                                -------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
As of March 31, 2004:

   Total Capital (to Risk
    Weighted Assets)
   Consolidated                   $   154,332      13.15%   $    93,902     8.00%              N/A         N/A
   Busey Bank                     $   120,112      11.26%   $    85,370     8.00%      $   106,712       10.00%
   Busey Bank Florida             $    12,765      14.15%   $     7,219     8.00%      $     9,024       10.00%

Tier I Capital (to Risk
   Weighted Assets)
   Consolidated                   $   134,104      11.43%   $    46,951     4.00%              N/A         N/A
   Busey Bank                     $   102,126       9.57%   $    42,685     4.00%      $    64,027        6.00%
   Busey Bank Florida             $    11,752      13.02%   $     3,610     4.00%      $     5,415        6.00%

Tier I Capital (to
   Average Assets)
   Consolidated                   $   134,104       9.00%   $    59,582     4.00%              N/A         N/A
   Busey Bank                     $   102,126       7.48%   $    54,577     4.00%      $    68,221        5.00%
   Busey Bank Florida             $    11,752      10.07%   $     4,667     4.00%      $     5,834        5.00%

As of December 31, 2003:

   Total Capital (to Risk
   Weighted Assets)
   Consolidated                   $   150,545      13.33%   $    90,350     8.00%              N/A         N/A
   Busey Bank                     $   117,133      11.30%   $    82,934     8.00%      $   103,667       10.00%
   Busey Bank Florida             $    12,402      15.50%   $     6,402     8.00%      $     8,003       10.00%

Tier I Capital (to Risk
   Weighted Assets)
   Consolidated                   $   131,277      11.62%   $    45,175     4.00%              N/A         N/A
   Busey Bank                     $    99,920       9.64%   $    41,467     4.00%      $    62,201        6.00%
   Busey Bank Florida             $    11,514      14.39%   $     3,201     4.00%      $     4,802        6.00%

Tier I Capital (to
   Average Assets)
   Consolidated                   $   131,277       8.85%   $    59,363     4.00%              N/A         N/A
   Busey Bank                     $    99,920       7.33%   $    54,543     4.00%      $    68,179        5.00%
   Busey Bank Florida             $    11,514      10.16%   $     4,533     4.00%      $     5,666        5.00%

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     QUARTERS ENDED MARCH 31, 2004 AND 2003

                                                                2004                                        2003
                                                --------------------------------------     ----------------------------------------
                                                   Average          Income/    Yield/          Average        Income/        Yield/
                                                   Balance          Expense     Rate           Balance        Expense         Rate
                                                --------------------------------------     ----------------------------------------
                                                                               (Dollars in thousands)
ASSETS
    Federal funds sold                          $         609    $          1   0.66%       $      11,627   $         33      1.15%
    Investment securities
        U.S. Government obligations                   141,841             956   2.71%             161,105          1,444      3.64%
        Obligations of states and political
            subdivisions (1)                           46,782             697   5.99%              50,874            795      6.34%
        Other securities                               27,458             208   3.05%              25,056            189      3.06%
    Loans (net of unearned interest) (1)(2)         1,205,928          16,683   5.56%           1,083,380         16,531      6.19%
                                                -------------    ------------               -------------  -------------
    Total interest earning assets               $   1,422,618    $     18,545   5.24%       $   1,332,042   $     18,992      5.78%
                                                                 ============                               ============

    Cash and due from banks                            40,591                                      37,051
    Premises and equipment                             22,445                                      27,433
    Reserve for loan losses                           (16,385)                                    (15,591)
    Other assets                                       46,239                                      42,095
                                                -------------                               -------------

Total Assets                                    $   1,515,508                               $   1,423,030
                                                =============                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits       $      21,002    $         20   0.38%       $      17,794   $         25      0.57%
    Savings deposits                                  109,921             158   0.58%             101,745            212      0.85%
    Money market deposits                             459,987             714   0.62%             425,608            916      0.87%
    Time deposits                                     477,975           3,355   2.82%             507,093          4,271      3.42%
    Short-term borrowings:
        Federal funds purchased                        12,793              39   1.23%               1,639              6      1.48%
        Repurchase agreements                          10,329              17   0.66%               5,977             39      2.65%
        Other                                           3,747              12   1.29%                   -              -      0.00%
    Long-term debt                                     97,392           1,016   4.20%              72,959            811      4.51%
    Junior subordinated debt owed
       to unconsolidated trust                         25,000             563   9.06%              25,000            563      9.13%
                                                -------------    ------------               -------------   ------------
    Total interest-bearing liabilities          $   1,218,146    $      5,894   1.95%       $   1,157,815   $      6,843      2.40%
                                                                 ============                               ============

    Net interest spread                                                         3.29%                                         3.38%
                                                                                ====                                          ====

    Demand deposits                                   162,333                                     138,466
    Other liabilities                                   8,287                                       9,349
    Stockholders' equity                              126,742                                     117,400
                                                -------------                               -------------

Total Liabilities and Stockholders' Equity      $   1,515,508                               $   1,423,030
                                                =============                               =============

Interest income / earning assets (1)            $   1,422,618    $     18,545   5.24%       $   1,332,042   $     18,992      5.78%
Interest expense / earning assets               $   1,422,618           5,894   1.66%       $   1,332,042          6,843      2.08%
                                                                 ------------   ----                        ------------      ----

Net interest margin (1)                                          $     12,651   3.58%                       $     12,149      3.70%
                                                                 ============   ====                        =============     ====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     QUARTERS ENDED MARCH 31, 2004 AND 2003

                                                                                          Change due to (1)

                                                                               Average        Average         Total
                                                                                Volume       Yield/Rate      Change
                                                                            ------------------------------------------
                                                                                      (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                                       $        (26) $        (6)  $        (32)
    Investment securities:
        U.S. Government obligations                                                  (150)        (338)          (488)
        Obligations of states and political
            subdivisions (2)                                                          (60)         (38)           (98)
        Other securities                                                               19            -             19
    Loans (2)                                                                       1,863       (1,711)           152
                                                                             ----------------------------------------

Change in interest income (2)                                                $      1,646  $    (2,093)  $       (447)
                                                                             ----------------------------------------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                                    $          4  $        (9)  $         (5)
    Savings deposits                                                                   16          (70)           (54)
    Money market deposits                                                              71         (273)          (202)
    Time deposits                                                                    (228)        (688)          (916)
    Short-term borrowings:
        Federal funds purchased                                                        34           (1)            33
        Repurchase agreements                                                          18          (40)           (22)
        Other                                                                          12            -             12
    Long-term debt                                                                    263          (58)           205
    Junior subordinated debt owed to unconsolidated trust                               -            -              -
                                                                             ----------------------------------------

Change in interest expense                                                   $        190  $    (1,139)  $       (949)
                                                                             ----------------------------------------

Increase in net interest income (2)                                          $      1,456  $      (954)  $        502
                                                                             ========================================

(1) Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

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

The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset-liability committees and approved by the Corporation's board of directors establish guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.

Interest-rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earnings assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of the Corporation's rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 2004:

                                                                      Rate Sensitive Within
                                        -----------------------------------------------------------------------------------
                                           1-30          31-90         91-180      181 Days -       Over
                                           Days           Days          Days         1 Year        1 Year         Total
                                        -----------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Interest-bearing deposits               $         84   $          -  $          -  $          -   $         -  $         84
Federal funds sold                             5,100              -             -             -             -         5,100
Investment securities
    U.S. Governments                           5,008         12,056        20,644        23,467        75,323       136,498
    Obligations of states and
        political subdivisions                   932            218         1,497         8,164        36,034        46,845
    Other securities                          12,224            126           103           103        13,700        26,256
Loans (net of unearned int.)                 544,683         72,806        83,864       133,203       390,275     1,224,831
                                        -----------------------------------------------------------------------------------
    Total rate-sensitive assets         $    568,031   $     85,206  $    106,108  $    164,937   $   515,332  $  1,439,614
                                        -----------------------------------------------------------------------------------

Interest bearing transaction
    deposits                            $     40,512   $          -  $          -  $          -   $         -  $     40,512
Savings deposits                             113,065              -             -             -             -       113,065
Money market deposits                        446,476              -             -             -             -       446,476
Time deposits                                 50,590         64,620        63,506       117,723       192,116       488,555
Short-term borrowings:
    Repurchase agreements                      8,526              -             -             -             -         8,526
    Other                                          -          1,000             -         2,250             -         3,250
Long-term debt                                     -              -             -        13,853        86,750       100,603
Junior subordinated debt owed
    to unconsolidated trust                        -              -             -             -        25,000        25,000
                                        -----------------------------------------------------------------------------------
    Total rate-sensitive liabilities    $    659,169   $     65,620  $     63,506  $    133,826   $   303,866  $  1,225,987
    Rate-sensitive assets less
        rate-sensitive liabilities      $    (91,138)   $    19,586  $     42,602  $     31,111   $   211,466  $    213,627
                                        -----------------------------------------------------------------------------------

    Cumulative Gap                      $    (91,138)   $   (71,552)  $   (28,950)  $     2,161   $   213,627
                                        =====================================================================
    Cumulative amounts as a
       percentage of total
       rate-sensitive assets                   -6.33%         -4.97%        -2.01%         0.15%        14.84%
                                        =====================================================================
    Cumulative ratio                            0.86           0.90          0.96          1.00          1.17
                                        =====================================================================

The funds management policies of Busey Bank and Busey Bank Florida require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of March 31, 2004, the banks and the Corporation, on a consolidated basis are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $91.1 million in the 1-30 day repricing period as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through 180 days. The composition of the gap structure at March 31, 2004 indicates the Corporation would benefit more if interest rates decrease during the next 180 days by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +200 basis points. Management measure such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at March 31, 2004 balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at March 31, 2004, and December 31, 2003 was as follows:

                                                                               Basis Point Changes
                                                                       -------------------------------------
                                                                          -100         +100         +200
                                                                       ------------ ------------ -----------
March 31, 2004                                                           (6.62%)       4.24%       8.72%
December 31, 2003                                                        (5.57%)       3.05%       6.06%

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

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
         None

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

                                                                                  Total          Maximum
                                                                                Number of       Number of
                                                                                 Shares           Shares
                                                                                Purchased        that May
                                                                               as Part of         Yet Be
                                             Total                              Publicly        Purchased
                                           Number of           Average          Announced       Under the
                                             Shares        Price Paid per       Plans or         Plans or
                                           Purchased            Share           Programs        Programs (1)
-------------------------------------------------------------------------------------------------------------
January 1 - 31, 2004                                   -  $               -                -          89,744
February 1 - 29, 2004                                  -                  -                -         589,744
March 1 - 31, 2004                                22,500              27.11           22,750         567,244
                                        -----------------------------------------------------
Total                                             22,750  $           27.11           22,750

(1) First Busey Corporation's board of directors approved a stock purchase plan on March 20, 2001, for the repurchase of up to 500,000 shares of common stock. The Corporation's 2001 repurchase plan has no expiration date. First Busey Corporation's board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 500,000 shares of common stock. The Corporation's 2004 repurchase plan has no expiration date.

ITEM 3:  Defaults Upon Senior Securities
         Not applicable

ITEM 4:  Submission of Matters to a Vote of Security Holders
         None

ITEM 5:  Other Information
         Not Applicable

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                3.1    Restated Articles of Incorporation

                3.2    Revised First Busey Corporation By-Laws

                10.1   2004 Stock Option Plan incorporated by reference to
                       Exhibit 4.1 to the Registrant's Form S-8 filed on May 6, 2004 (SEC File No. 333-115237)

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

         (b)    Reports on Form 8-K

                On January 8, 2004, the Corporation filed a report on Form 8-K (Items 5 and 7) dated January 6, 2004, announcing that on January 5, 2004, it entered into an agreement to acquire First Capital Bankshares, Inc., Peoria, IL.

                On January 20, 2004, the Corporation filed a report on Form 8-K (Item 12) dated January 20, 2004, releasing its financial results for the three months and fiscal year ending December 31, 2003.

                On February 24, 2004, the Corporation filed a report on Form 8-K (Items 5 and 7) dated February 24, 2004, announcing its intention to repurchase up to 500,000 shares, or approximately 4%, of its common stock outstanding.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)

                              By: //Douglas C. Mills//
                                  ----------------------------------------------

                                  Douglas C. Mills
                                  Chairman of the Board and Chief Executive
                                  Officer

                              By: //Barbara J. Harrington//
                                  ----------------------------------------------

                                  Barbara J. Harrington
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)

Date: May 10, 2004