Form 10-Q
period 2004-06-30
FIRST BUSEY CORP /NV/
filed 2004-08-09
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2004             Commission File No. 0-15950

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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                   Class                          Outstanding at August 4, 2004
        -------------------------------           -----------------------------
        Common Stock, without par value                     20,544,001

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                         2 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

                                                                         June 30, 2004    December 31, 2003
                                                                         -------------    -----------------
                                                                                (Dollars in thousands)
ASSETS
Cash and due from banks                                                   $     47,242      $     52,397
Federal funds sold                                                               5,850                 -
Securities available for sale (amortized cost 2004, $271,685;
     2003, $209,482)                                                           284,533           224,733

Loans                                                                        1,451,460         1,192,396
Allowance for loan losses                                                      (18,313)          (16,228)
                                                                          ------------      ------------
    Net loans                                                             $  1,433,147      $  1,176,168

Premises and equipment                                                          26,228            22,223
Cash surrender value of bank owned life insurance                               17,251            16,836
Goodwill                                                                        31,730             7,380
Other intangible assets                                                          4,514             2,100
Other assets                                                                    24,563            20,247
                                                                          ------------      ------------
        Total assets                                                      $  1,875,058      $  1,522,084
                                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Noninterest bearing                                                   $    181,599      $    160,578
    Interest bearing                                                         1,301,598         1,096,017
                                                                          ------------      ------------
    Total deposits                                                        $  1,483,197      $  1,256,595

Federal funds purchased                                                              -             8,500
Securities sold under agreements to repurchase                                  35,480             7,500
Short-term borrowings                                                           14,250                 -
Long-term debt                                                                 165,167            92,853
Junior subordinated debt owed to unconsolidated trust                           40,000            25,000
Other liabilities                                                                8,341             6,459
                                                                          ------------      ------------
        Total liabilities                                                 $  1,746,435      $  1,396,907
                                                                          ------------      ------------

STOCKHOLDERS' EQUITY

Preferred stock                                                           $          -      $          -
Common stock                                                                     6,291             6,291
Surplus                                                                         21,071            20,968
Retained earnings                                                              108,036           102,288
Accumulated other comprehensive income                                           7,757             9,191
                                                                          ------------      ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                $    143,155      $    138,738
Treasury stock, at cost                                                        (11,651)          (10,667)
Unearned ESOP shares and deferred compensation for stock grants                 (2,881)           (2,894)
                                                                          ------------      ------------
        Total stockholders' equity                                        $    128,623      $    125,177
                                                                          ------------      ------------
        Total liabilities and stockholders' equity                        $  1,875,058      $  1,522,084
                                                                          ============      ============
Common shares outstanding at period end*                                    20,483,103        20,516,215
                                                                          ============      ============

*Share and per share data have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2003.

See accompanying notes to unaudited consolidated financial statements.

                                                                         3 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                     2004                       2003
                                                              ---------------------     ----------------------
                                                              (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                      $34,716                  $32,839
    Interest and dividends on investment securities:
        Taxable interest income                                       2,371                    3,149
        Non-taxable interest income                                     925                    1,031
        Dividends                                                       128                       76
    Interest on Federal funds sold                                       28                       77
                                                                    -------                  -------
        Total interest income                                       $38,168                  $37,172
                                                                    -------                  -------
INTEREST EXPENSE:
    Deposits                                                        $ 8,897                  $10,600
    Short-term borrowings                                               163                       97
    Long-term debt                                                    2,231                    1,671
    Junior subordinated debt owed to unconsolidated trust             1,221                    1,125
                                                                    -------                  -------
        Total interest expense                                      $12,512                  $13,493
                                                                    -------                  -------
        Net interest income                                         $25,656                  $23,679
    Provision for loan losses                                         1,080                      930
                                                                    -------                  -------
        Net interest income after provision for loan losses         $24,576                  $22,749
                                                                    -------                  -------
OTHER INCOME:
    Trust                                                           $ 2,791                  $ 2,291
    Commissions and brokers fees, net                                 1,196                      976
    Service charges on deposit accounts                               3,740                    3,529
    Other service charges and fees                                      981                      955
    Security gains, net                                                 688                      299
    Gain on sales of loans                                            1,281                    4,474
    Increase in cash surrender value of life insurance                  415                      327
    Other operating income                                              636                      495
                                                                    -------                  -------
        Total other income                                          $11,728                  $13,346
                                                                    -------                  -------
OTHER EXPENSES:
    Salaries and wages                                              $ 9,124                  $ 9,636
    Employee benefits                                                 2,236                    1,884
    Net occupancy expense of premises                                 1,817                    1,529
    Furniture and equipment expenses                                  1,123                    1,310
    Data processing                                                     888                      879
    Stationery, supplies and printing                                   454                      519
    Amortization of intangible assets                                   234                      206
    Other operating expenses                                          3,787                    4,403
                                                                    -------                  -------
        Total other expenses                                        $19,663                  $20,366
                                                                    -------                  -------
    Income before income taxes                                      $16,641                  $15,729
        Income taxes                                                  5,740                    5,531
                                                                    -------                  -------
        NET INCOME                                                  $10,901                  $10,198
                                                                    =======                  =======
BASIC EARNINGS PER SHARE*                                           $  0.54                  $  0.50
                                                                    =======                  =======
DILUTED EARNINGS PER SHARE*                                         $  0.53                  $  0.50
                                                                    =======                  =======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK*                       $ 0.253                  $ 0.227
                                                                    =======                  =======

*Per share have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2003.

See accompanying notes to unaudited consolidated financial statements.

                                                                         4 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                       2004                    2003
                                                              ---------------------    -----------------------
                                                              (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                       $18,077                $16,354
    Interest and dividends on investment securities:
        Taxable interest income                                        1,228                  1,554
        Non-taxable interest income                                      472                    514
        Dividends                                                        108                     38
    Interest on federal funds sold                                        27                     44
                                                                     -------                -------
        Total interest income                                        $19,912                $18,504
                                                                     -------                -------
INTEREST EXPENSE:
    Deposits                                                         $ 4,650                $ 5,176
    Short-term borrowings                                                 95                     52
    Long-term debt                                                     1,215                    860
    Junior subordinated debt owed to unconsolidated trust                658                    562
                                                                     -------                -------
        Total interest expense                                       $ 6,618                $ 6,650
                                                                     -------                -------
        Net interest income                                          $13,294                $11,854
Provision for loan losses                                                655                    330
                                                                     -------                -------
        Net interest income after provision for loan losses          $12,639                $11,524
                                                                     -------                -------
OTHER INCOME:
    Trust                                                            $ 1,396                $ 1,184
    Commissions and brokers' fees, net                                   604                    511
    Service charges on deposit accounts                                2,012                  1,836
    Other service charges and fees                                       513                    505
    Security gains, net                                                  497                    116
    Gains on sales of loans                                              459                  2,239
    Increase in cash surrender value of life insurance                   206                    167
    Other operating income                                               347                    313
                                                                     -------                -------
        Total other income                                           $ 6,034                $ 6,871
                                                                     -------                -------
OTHER EXPENSES:
    Salaries and wages                                               $ 4,583                $ 4,947
    Employee benefits                                                  1,213                    922
    Net occupancy expense of premises                                    933                    714
    Furniture and equipment expenses                                     588                    628
    Data processing                                                      450                    370
    Stationary, supplies and printing                                    234                    226
    Amortization of intangible assets                                    129                    103
    Other operating expenses                                           2,066                  2,074
                                                                     -------                -------
        Total other expenses                                         $10,196                $ 9,984
                                                                     -------                -------
        Income before income taxes                                   $ 8,477                $ 8,411
Income taxes                                                           2,936                  3,055
                                                                     -------                -------
NET INCOME                                                           $ 5,541                $ 5,356
                                                                     =======                =======
BASIC EARNINGS PER SHARE*                                            $  0.27                $  0.26
                                                                     =======                =======
DILUTED EARNINGS PER SHARE*                                          $  0.27                $  0.26
                                                                     =======                =======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK*                        $ 0.127                $ 0.113
                                                                     =======                =======

*Per share have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2003.

See accompanying notes to unaudited consolidated financial statements.

                                                                         5 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                               2004                  2003
                                                                                          --------------        -----------
                                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                            $      10,901         $   10,198
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                     13                 28
        Depreciation and amortization                                                             1,599              1,940
        Provision for loan losses                                                                 1,080                930
        Provision for deferred income taxes                                                        (163)              (646)
        Stock dividends                                                                            (201)              (275)
        Amortization of investment security discounts                                               (41)              (158)
        Gain on sales of investment securities, net                                                (688)              (299)
        Gain on sales of loans                                                                   (1,281)            (4,474)
        Loss (gain) on sale and disposition of premises and equipment                                20               (420)
        Market valuation adjustment on OREO property                                                  -                694
        Change in assets and liabilities:
            Decrease (increase) in other assets                                                     427             (2,493)
            Increase in accrued expenses                                                            509              1,554
            Increase (decrease) in interest payable                                                 372               (460)
            Increase in income taxes receivable                                                    (476)                 -
            Decrease in income taxes payable                                                          -               (116)
                                                                                          -------------         ----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
                        LOAN ORIGINATIONS AND SALES                                       $      12,071         $    6,003
                                                                                          -------------         ----------
Loans originated for sale                                                                       (86,104)          (224,162)
Proceeds from sales of loans                                                                     91,992            241,803
                                                                                          -------------         ----------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                $      17,959         $   23,644
                                                                                          -------------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                               8,638             12,832
    Proceeds from maturities of securities classified available for sale                         36,397            119,908
    Purchase of securities classified available for sale                                        (57,024)          (145,571)
    Increase in federal funds sold                                                               (4,257)           (33,300)
    Increase in loans                                                                          (113,055)           (27,256)
    Proceeds from sale of premises and equipment                                                      2              1,644
    Purchases of premises and equipment                                                          (1,909)              (988)
    Increase in investment in bank owned life insurance                                               -             (5,000)
    Increase in cash surrender value of bank owned life insurance                                  (415)              (327)
    Purchase of subsidiary, net of cash and due from banks acquired                             (35,990)                 -
                                                                                          -------------         ----------
        NET CASH USED IN INVESTING ACTIVITIES                                             $    (167,613)        $  (78,058)
                                                                                          -------------         ----------

                                                        (continued on next page)

                                                                         6 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                            2004                2003
                                                                                         ----------          ---------
                                                                                              (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                                   $  48,172           $ (4,438)
    Net increase in demand, money market and saving deposits                                31,346             48,115
    Cash dividends paid                                                                     (5,153)            (4,612)
    Purchase of treasury stock                                                              (1,886)              (416)
    Proceeds from sale of treasury stock                                                     1,005              2,296
    Net (decrease) increase in Federal funds purchased and securities sold
    under agreement to repurchase                                                           (5,977)             5,695
    Proceeds from short-term borrowings                                                     15,250                  -
    Principal payments on short-term borrowings                                             (2,250)                 -
    Proceeds from issuance of long-term debt                                                61,000              6,000
    Principal payments on long-term borrowings                                             (12,008)                 -
    Proceeds from issuance of junior subordinated debt owed to unconsolidated trust         15,000                  -
                                                                                         ---------           --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                        $ 144,499           $ 52,640
                                                                                         ---------           --------
        NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS                               $  (5,155)          $ (1,774)
                                                                                         ---------           --------
Cash and due from banks, beginning                                                          52,397           $ 47,645
                                                                                         ---------           --------
Cash and due from banks, ending                                                          $  47,242           $ 45,871
                                                                                         =========           ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
OTHER REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS                                        $       -           $    265
                                                                                         ---------           --------
PURCHASE OF SUBSIDIARY:
  Purchase price                                                                         $  42,072           $      -
                                                                                         ---------           --------
  Assets acquired:                                                                                 -
    Cash and due from other banks                                                        $   6,082                  -
    Federal funds sold                                                                       1,593                  -
    Securities available for sale                                                           49,285                  -
    Loans held for sale                                                                      1,853                  -
    Loans                                                                                  147,758                  -
    Premises and equipment                                                                   3,483                  -
    Goodwill                                                                                24,350
    Other intangible assets                                                                  2,648
    Other assets                                                                             4,267                  -
 Liabilities assumed:
    Deposits                                                                              (147,084)                 -
    Securities sold under agreements to repurchase                                         (26,707)                 -
    Long-term debt                                                                         (23,322)                 -
    Other liabilities                                                                       (2,134)                 -
                                                                                         ---------           --------
                                                                                         $  42,072           $      -
                                                                                         =========           ========

See accompanying notes to unaudited consolidated financial statements


                                                                         7 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                 2004         2003
                                                                                 ----         ----
                                                                               (Dollars in thousands)
Net income                                                                    $ 10,901    $    10,198
                                                                              --------    -----------
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding (losses) gains arising during period             $ (1,716)   $     1,735
          Less reclassification adjustment for gains included in net income       (688)          (299)
                                                                              --------    -----------
Other comprehensive (loss) income, before tax                                 $ (2,404)   $     1,436
     Income tax expense related to items of other comprehensive income            (970)           570
                                                                              --------    -----------
     Other comprehensive (loss) income, net of tax                            $ (1,434)   $       866
                                                                              --------    -----------
     Comprehensive income                                                     $  9,467    $    11,064
                                                                              ========    ===========

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

                                                                         8 of 38

NOTE 2:  LOANS

The major classifications of loans as of June 30, 2004 and December 31, 2003 were as follows:

                                                     June 30, 2004  December 31, 2003
                                                     -------------  -----------------
                                                       (Dollars in thousands)
Commercial                                           $     213,124      $  138,272
Real estate construction                                   222,054         168,141
Real estate - farmland                                      10,460          11,890
Real estate - 1-4 family residential mortgage              451,678         406,102
Real estate - multifamily mortgage                          97,688          91,325
Real estate - non-farm nonresidential mortgage             362,379         292,169
Installment                                                 69,666          61,323
Agricultural                                                23,574          22,300
                                                     -------------      ----------
                                                     $   1,450,623      $1,191,522
Plus net deferred loan costs                                   837             874
                                                     -------------      ----------
                                                         1,451,460       1,192,396
Less:
    Allowance for loan losses                               18,313          16,228
                                                     -------------      ----------
    Net loans                                        $   1,433,147      $1,176,168
                                                     =============      ==========

The real estate-mortgage category includes loans held for sale with carrying values of $28,089,000 at June 30, 2004 and $30,529,000 at December 31, 2003.

                                                                         9 of 38

NOTE 3:  EARNINGS PER SHARE*

Net income per common share has been computed as follows:

                                                                         Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                           2004        2003          2004            2003
                                                                      -----------  -----------   -----------   -------------
Net income                                                            $ 5,541,000  $ 5,356,000   $     10,90   $  10,198,000
Shares:
    Weighted average common shares outstanding                         20,334,312   20,358,036    20,345,961      20,342,037
    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method                   143,809      181,399       144,420         176,139
                                                                      -----------  -----------   -----------   -------------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation             20,478,121   20,539,435    20,490,381      20,518,176
                                                                      ===========  ===========   ===========   =============
Basic earnings per share                                              $      0.27  $      0.26   $      0.54   $        0.50
                                                                      ===========  ===========   ===========   =============
Diluted earnings per share                                            $      0.27  $      0.26   $      0.53   $        0.50
                                                                      ===========  ===========   ===========   =============

* Share and per share data have been retroactively adjusted to effect a three-for-two stock split declared on July 23, 2004, as if it had occurred on January 1, 2003.

NOTE 4:  STOCK-BASED COMPENSATION*

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

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:

                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                 June 30,
                                                                  ---------------------------------------------
                                                                  (dollars in thousands except per share data )
                                                                      2004      2003       2004         2003
                                                                    -------    ------    -------     ---------
NET INCOME AS REPORTED                                              $ 5,541    $5,356    $10,901     $  10,198
Less compensation expense determined under fair value
  method for all options granted, net of related tax effects             88        64        145           128
                                                                    -------   -------    -------     ---------
Pro-forma net income                                                $ 5,453    $5,292    $10,756     $  10,070
                                                                    =======   =======    =======     =========
BASIC EARNINGS PER SHARE
Reported net income                                                 $  0.27    $ 0.26    $  0.54     $    0.50
Less compensation expense                                                 -         -       0.01             -
                                                                    -------   -------    -------     ---------
Pro-forma net income                                                $  0.27    $ 0.26    $  0.53     $    0.50
                                                                    =======   =======    =======     =========
DILUTED EARNINGS PER SHARE
Reported net income                                                 $  0.27    $ 0.26    $  0.53     $    0.50
Less compensation expense                                                 -         -       0.01          0.01
                                                                    -------   -------    -------     ---------
Pro-forma net income                                                $  0.27   $  0.26    $  0.52     $    0.49
                                                                    =======   =======    =======     =========

                                                                        10 of 38

In April, 2004, the Corporation granted 54,000 stock options (retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred prior to issuance of options). The fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Number of options granted*           54,000
Risk-free interest rate                1.41%
Expected life, in years                4.67
Expected volatility                   18.20%
Expected dividend yield                2.80%
Estimated fair value per option*    $  2.04

*Share and per share data have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred prior to issuance of options.

NOTE 5:  JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUST

In June 2001, First Busey Corporation issued $25 million in cumulative trust preferred securities through a newly formed Delaware business trust, First Busey Capital Trust I. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The trust is a wholly-owned subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum. Interest expense on the trust preferred securities was $1,125,000 for the six-month periods ended June 30, 2004 and June 30, 2003. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 18, 2031, and are callable beginning June 18, 2006.

Issuance costs of $1,340,000 related to the trust preferred debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in June 2031.

Prior to the implementation of a new accounting standard in the first quarter of 2004, the financial statements of the Trust were included in the consolidated financial statements of the Corporation because First Busey owns all of the outstanding common equity securities of the Trust. However, because First Busey is not the primary beneficiary of the Trust, in accordance with the new accounting standard the financial statements of the Trust are no longer included in the consolidated financial statements of the Corporation. The Corporation's prior financial statements have been reclassified to de-consolidate the Corporation's investment in the Trust. There was no cumulative effect on stockholders' equity as a result of this adoption.

In April 2004, First Busey Corporation, through First Busey Statutory Trust II, issued $15 million of trust preferred securities ("Securities") in a private placement. The Securities were issued at an initial coupon rate of 3.82875%, pay cumulative cash distributions quarterly, and are subject to repricing on a quarterly basis (3-month LIBOR plus 2.65%). The proceeds of the offering were invested by First Busey Statutory Trust II in junior subordinated deferrable interest debentures of First Busey Corporation which represents all of the assets of the Trust. The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances, such as changes in tax and investment company regulations, and is subject to payment of premium above par value if made within five years of issuance. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

                                                                        11 of 38

First Busey Corporation used the proceeds of these debentures for general corporate purposes and to partially fund the acquisition of First Capital Bankshares, Inc. On January 6, 2004, the Board of Directors of First Busey Corporation entered into an agreement with the Board of Directors of First Capital Bankshares, Inc. to acquire all of the issued and outstanding stock of First Capital for approximately $42 million or $5,750 per share. The acquisition closed on June 1, 2004.

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

A summary of the contractual amount of the Corporation's exposure to off-balance sheet risk follows:

                                                                        June 30, 2004    December 31, 2003
                                                                        -------------    -----------------
                                                                               (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
      Commitments to extend credit                                       $  347,556           $ 286,037
      Standby letters of credit                                              13,050              11,682

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions, and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of June 30, 2004, and December 31, 2003, no amounts have been recorded as liabilities for the Corporation's potential obligations under these guarantees.

                                                                        12 of 38

NOTE 7:  SUBSEQUENT EVENT

On July 23, 2004, First Busey Corporation's Board of Directors approved a three-for-two stock split. The stock split will be effected in the form of a 50% dividend to be issued on August 3, 2004, for shareholders of record at the close of business on August 2, 2004. Fractional share amounts resulting from the split will be paid to shareholders in cash. Share and per share data have been retroactively adjusted as if the stock split had occurred on January 1, 2003.

NOTE 8:  BUSINESS COMBINATION

On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239,000,000 bank headquartered in Peoria, Ilinois. This acquisition expands the Corporation's banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of the assets acquired. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangible of $2,648,000 is being amortized over a period of ten years.

Pro forma unaudited operating results for the six months ended June 30, 2004 and 2003, giving effect to the First Capital Bankshares acquisition as if it had occurred as of January 1, 2003 are as follows:

                                              2004              2003
                                              ----              ----
                                  (Dollars in thousands except per share data)
Interest income                           $   43,441        $   42,528
Interest expense                              14,523            16,121
Provision for loan losses                      1,595             1,530
Noninterest income                            12,696            14,483
Noninterest expense                           22,238            22,471
                                          ----------        ----------
Income before income taxes                $   17,781        $   16,889
Income taxes                                   6,183             5,870
                                          ----------        ----------
Net income                                $   11,598        $   11,019
                                          ==========        ==========
Earnings per share - basic*               $     0.57        $     0.54
                                          ----------        ----------
Earnings per share - diluted*             $     0.57        $     0.54
                                          ==========        ==========

* Per share data has been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2003.

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

                                                                        13 of 38

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 2004 (unaudited), as compared with December 31, 2003 and the results of operations for the six months ended June 30, 2004 and 2003 (unaudited), and the results of operations for the three months ended June 30, 2004 and 2003 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three and six months ending June 30, 2003, to be consistent with the classifications adopted as of and for the three and six months ending June 30, 2004. Share and per share data have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2003.

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

Periodic provisions for loan losses are determined by management based upon the size and the quality of the loan portfolio measured against prevailing economic conditions and historical loan loss experience and also based on

                                                                        14 of 38
specific exposures in the portfolio. Management has instituted a formal loan review system supported by an effective credit analysis and control process. The Corporation will maintain the allowance for loan losses at a level sufficient to absorb estimated uncollectible loans and, therefore, expects to make periodic additions to the allowance for loan losses.

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

FINANCIAL CONDITION AT JUNE 30, 2004 AS COMPARED TO DECEMBER 31, 2003

Total assets increased $352,974,000 or 23.2%, to $1,875,058,000 at June 30, 2004
from $1,522,084,000 at December 31, 2003. Of the increase in total assets, $241,319,000 is attributable to the acquisition of First Capital Bank. Securities available for sale increased $59,800,000, or 26.6%, to $284,533,000 at June 30, 2004 from $224,733,000 at December 31, 2003. The First Capital Bank acquisition contributed $49,285,000 to the increase in securities available for sale. Loans increased $259,064,000, or 21.7%, to $1,451,460,000 at June 30, 2004
from $1,192,396,000 at December 31, 2003, primarily due to increases in commercial, real estate construction, 1-4 family residential mortgage, and non-farm non residential mortgage loans. Of the increase in total loans, $149,611,000 is attributable to the acquisition of First Capital Bank.

Total deposits increased $226,602,000, or 18.0%, to $1,483,197,000 at June 30,
2004 from $1,256,595,000 at December 31, 2003. Noninterest-bearing deposits increased 13.1% to $181,599,000 at June 30, 2004 from $160,578,000 at December
31, 2003. Interest-bearing deposits increased 18.8% to $1,301,598,000 at June 30, 2004, from $1,096,017,000 at December 31, 2003. At acquisition, First Capital Bank added $147,084,000 in total deposits, $12,876,000 of which were noninterest-bearing.

Securities sold under agreements to repurchase increased to $35,480,000 as of June 30, 2004, from $7,500,000 as of December 31, 2003. At acquisition, First Capital had $26,707,000 in securities sold under agreements to repurchase. Other short-term borrowings increased to $14,250,000 with the addition of short-term advances from the Federal Home Loan Bank of Chicago. The balance of long-term debt increased $72,314,000 to $165,167,000 as of June 30, 2004, compared to $92,853,000 as of December 31, 2003. Of this increase, $30,000,000 is in the form of a note payable which matures in June 2011, the proceeds of which were used to partially fund the acquisition of First Capital Bankshares of Peoria, Illinois, and $23,322,000 was acquired with the addition of First Capital Bank.

During the first six months of 2004, the Corporation repurchased 103,650 shares of its common stock at an aggregate cost of $1,886,000. Following the purchase of these shares the corporation has repurchased 719,034 shares under its 2001 Stock Repurchase Plan. On February 27, 2004, First Busey's Board of Directors approved a stock repurchase plan for the repurchase of 750,000 shares of common stock. Through June 30, 2004, the Corporation has made no repurchases under the 2004 plan. The corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of June 30, 2004, there were 187,800 options currently exercisable. There were an additional 395,925 stock options outstanding but not currently exercisable.

                                                                        15 of 38

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.

                                                                 June 30, 2004  December 31, 2003
                                                                 -------------  -----------------
                                                                       (Dollars in thousands)
Non-accrual loans                                                   $  2,030         $ 2,638
Loans 90 days past due, still accruing                                 1,121             581
Restructured loans                                                         -               -
Other real estate owned                                                4,886           4,781
Non-performing other assets                                               25              10
                                                                    --------         -------
    Total non-performing assets                                     $  8,062         $ 8,010
                                                                    ========         =======
Total non-performing assets as a percentage of total assets             0.43%           0.53%
                                                                    ========         =======
Total non-performing assets as a percentage of loans plus
    non-performing assets                                               0.55%           0.67%
                                                                    ========         =======

Loans 90 days past due and still accruing were $1,121,000 or 0.08% of total loans as of June 30, 2004, compared to $581,000 or 0.05% of total loans as of December 31, 2003. The balance of other real estate owned increased to $4,886,000 as of June 30, 2004, compared to $4,781,000 as of December 31, 2003.

In September, 2003, upon completion of foreclosure proceedings, Busey Bank became owner of a hotel property in Bloomington, Illinois. In December, 2003, ownership of this property was transferred to First Busey Resources, Inc., a nonbank subsidiary of First Busey Corporation. The carrying value of this hotel property, included in other real estate owned, was $4,013,000 as of June 30, 2004 and $4,006,000 as of December 31, 2003.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $8,048,000 at June 30, 2004, as compared to $10,566,000 as of December 31, 2003. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED TO JUNE 30, 2003

SUMMARY

Net income for the six months ended June 30, 2004, increased 6.9% to $10,901,000 as compared to $10,198,000 for the comparable period in 2003. Year-to-date diluted earnings per share increased 6.0% to $0.53 for the six months ending June 30, 2004, as compared to $0.50 for the same period in 2003. As a result of the common stock split announced on July 23, 2004, and payable on August 2, 2004, all share and per share data have been retroactively adjusted to effect a three-for-two stock split as if it had occured on January 1, 2003.

The Corporation's return on average assets was 1.38% for the six months ended June 30, 2004, as compared to 1.43% for the comparable period in 2003. The Corporation's return on average shareholders' equity was 17.26% for the six months ended June 30, 2004, as compared to 17.23% for the same period in 2003.

                                                                        16 of 38

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $138,287,000 or 10.3% to $1,484,228,000 for the six months ending June 30, 2004, as compared to $1,345,941,000 for the same period last year. This growth is due primarily to growth in the average balance of loans offset partially by declines in the average balances of Federal funds sold and investment securities.

Interest-bearing liabilities averaged $1,283,096,000 during the first six months of 2004, an increase of $116,751,000 or 10.0% from the average balance of $1,166,345,000 for the same period in 2003. This growth is due primarily to growth in the average balances of money market deposits, short-term borrowings, and long-term debt.

Income on interest-earning assets is accrued on the effective yield of the underlying financial instruments. A loan is considered to be impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal.

Net interest income, on a fully taxable equivalent basis, increased $1,940,000 or 8.0% to $26,262,000 for the six months ended June 30, 2004, compared to $24,322,000 for the comparable period in 2003. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.56% for the six months ended June 30, 2004, as compared to 3.64% for the comparable period in 2003. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.33% for the six months ended June 30, 2004, compared to 3.41% for the comparable period in 2003.

Interest income, on a tax equivalent basis, for the six months ended June 30, 2004, was $38,774,000, which is $959,000 or 2.5% higher than the $37,815,000 earned during the comparable period in 2003. The average yield on interest-earning assets declined 41 basis points to 5.25% for the six months ended June 30, 2004, compared to 5.66% for the comparable period in 2003. Growth in the average balance of loans was partially offset by the declines in yield on loans and U.S. Government obligation investments.

Interest expense for the six months ended June 30, 2004, was $12,512,000, which is $981,000 or 7.3% lower than the $13,493,000 for the comparable period in 2003. The average rate paid on interest-bearing liabilities declined 37 basis points to 1.96% for the six months ended June 30, 2004, compared to 2.33% for the comparable period in 2003. The average rate paid on all categories of interest-bearing liabilities were lower during the first six months of 2004 than in the comparable period in 2003.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses of $1,080,000 during the six months ended June 30, 2004, is $150,000 more than the $930,000 recorded during the comparable period in 2003. The provision and net charge-offs of $1,064,000 for the six-month period ending June 30, 2004, resulted in the allowance representing 1.26% of total loans and 581% of non-performing loans as of June 30, 2004, as compared to the allowance representing 1.36% of outstanding loans and 504% of non-performing loans as of December 31, 2003. Net charge-offs for the first six months of 2004 were $1,064,000 compared to $63,000 for the comparable period in 2003. The net chargeoff ratio (net charge-offs as a percentage of average loans) was 0.17% for the six-month period ending June 30, 2004, reflecting an increase from 0.01% for the same period in 2003. Of the net chargeoffs recognized during the first six months of 2004, $850,000 was related to one commercial customer. Busey Bank has an additional balance o $560,000 included in nonaccrual loans to this customer as of June 30, 2004. This remaining balance represents the expected net realizable value of outstanding accounts receivable which have been pledged as collateral on these loans. The adequacy of the allowance for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

                                                                        17 of 38

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, decreased $2,007,000 or 15.4% to $11,040,000 for the six months ended June 30, 2004, compared to $13,047,000 for the same period in 2003. The decrease is primarily due to a decline in gains on the sale of mortgage loans which was only partially offset by growth in trust fees, commissions and brokers' fees, service charges, and other operating income.

During the first six months of 2004 the Corporation recognized $1,281,000 on the sale of $90,711,000 in mortgage loans compared to $4,474,000 on the sale of $237,329,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. While mortgage loan originations and sales volumes are down considerable from 2003, management anticipates continued sales from current production. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.

Income recognized on service charges, trust fees, commissions, and loan gains is recognized based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Income from the servicing of sold loans is recognized based on estimated asset valuations and transaction volumes. While these estimates and assumptions may be considered complex, First Busey has implemented controls and processes to ensure the accuracy of these accruals.

During the second quarter of 2003, the Corporation recorded a valuation allowance of $215,000 to the carrying value of its mortgage servicing assets as loans in the Corporation's sold loan portfolio were prepaying more rapidly than anticipated when the loans were sold. Mortgage servicing asset amortization of $851,000 and the valuation allowance of $215,000 were recorded as charges against the servicing income on sold mortgage loans and were included in other operating income. The Corporation recorded no such adjustment in 2004, but has recognized amortization expense of $588,000 during the six months ended June 30, 2004.

During the six months ending June 30, 2004, the Corporation recognized security gains of approximately $415,000 after income taxes, representing 3.8% of net income. During the same period in 2003, security gains of approximately $180,000 after income taxes were recognized, representing 1.8% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset.

Total other expenses decreased $703,000 or 3.5% to $19,663,000 for the six months ending June 30, 2004, compared to $20,366,000 for the comparable period in 2003.

Salaries and wage expense decreased $512,000 or 5.3% to $9,124,000 for the six months ended June 30, 2004, as compared to $9,636,000 during the same period last year. The decline in salary expense is due primarily to lower commission payments and other incentive compensation programs for associates involved in originating, processing, and selling mortgage loans held for sale.

Other operating expenses decreased $616,000 or 14.0% to $3,787,000 for the six months ending June 30, 2004, as compared to $4,403,000 for the comparable period in 2003. During the first six months of 2003, Busey Bank recorded valuation adjustments of $637,000 on the carrying value of properties held in its other real estate owned inventory but has recorded no such adjustments in 2004.

Income taxes for the six months ended June 30, 2004, increased to $5,740,000 as compared to $5,531,000 for the comparable period in 2003. As a percentage of income before taxes, the provision for income taxes decreased slightly to 34.5% for the six months ended June 30, 2004, from 35.2% for the comparable period in 2003.
                                                                        18 of 38

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO JUNE 30, 2003

SUMMARY

Net income for three months ended June 30, 2004, increased $185,000 or 3.5% to $5,541,000 as compared to $5,356,000 for the three months ending June 30, 2003. Diluted earnings per share increased $.01 or 3.8% to $0.27 for the three months ending June 30, 2004, as compared to $0.26 for the comparable period in 2003. As a result of the common stock split announced on July 23, 2004, and payable on August 3, 2004, all share and per share data have been retroactively adjusted to effect a three-for-two stock split as if it had occured on January 1, 2003.

The Corporation's return on average assets was 1.35% for the three-month period ending June 30, 2004, compared to 1.48% for the comparable period in 2003. The return on average shareholders' equity was 17.40% for the three-month period ending June 30, 2004, compared to 17.71% for the comparable period in 2003.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $186,298,000 or 13.7% to $1,545,837,000 for the three months ended June 30, 2004, as compared to $1,359,539,000 for the comparable period last year. This is due primarily to growth in the average balance of outstanding loans.

Interest-bearing liabilities averaged $1,345,681,000 during the three months ended June 30, 2004, an increase of $170,966,000 or 14.6% from the average balance of $1,174,715,000 for the comparable period in 2003. This growth is due to increases in the average balances of money market deposits, time deposits, long-term debt, and trust preferred securities.

Net interest income on a fully taxable equivalent basis, increased $1,438,000 or 11.8% to $13,611,000 for the three months ended June 30, 2004, compared to $12,173,000 for the comparable period in 2003. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.53% for the three months ended June 30, 2004, as compared to 3.59% for the comparable period in 2003. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.30% for the three months ended June 30, 2004, compared to 3.37% for the comparable period in 2003.

Interest income, on a tax equivalent basis, for the three months ended June 30, 2004, was $20,229,000, which is $1,406,000 or 7.5% higher than the $18,823,000 earned during the comparable period in 2003. The average yield on interest-earning assets declined 30 basis points to 5.25% for the three months ended June 30, 2004, compared to 5.55% for the three months ended June 30, 2003. The decline in yields is due primarily to declines in the average yield earned on U.S. Government obligations and loans.

Interest expense for the three months ended June 30, 2004, was $6,618,000, which is $32,000 or 0.5% lower than the $6,650,000 for the comparable period in 2003. The average rate paid on interest-bearing liabilities declined 30 basis points to 1.97% for the three months ended June 30, 2004, compared to 2.27% for the comparable period in 2003. Declines in the average rate paid on all categories of interest-bearing liabilities offset growth in the average balances of deposits, long-term debt, and junior subordinated debt owed to unconsolidated trust.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security transactions, declined $1,218,000 or 18.0% to $5,537,000 for the three months ended June 30, 2004, compared to $6,755,000 for the same period in 2003. A large decline in gains on the sales of loans was only partially offset by growth in trust fees, commissions and brokers' fees. Gains of $459,000 were recognized on the sale of $47,029,000 of mortgage loans during the three months ending

                                                                        19 of 38

June 30, 2004, compared to gains of $2,239,000 on the sale of $118,783,000 in mortgage loans during the prior year period.

During the three-month period ending June 30, 2004, the Corporation recognized security gains of approximately $299,000, after income taxes, representing 5.4% of net income. During the comparable period in 2003, security gains of approximately $70,000, after income taxes, were recognized, representing 1.3% of net income.

Total other expenses increased $212,000 or 2.1% to $10,196,000 for the three months ending June 30, 2004, compared to $9,984,000 for the comparable period in 2003.

Salaries and wage expense decreased $364,000 or 7.4% to $4,583,000 for the three months ended June 30, 2004, as compared to $4,947,000 during the same period last year. Again, the decline in salary and wage expense is due to reduced levels of compensation due to reduced mortgage production.

Occupancy and furniture and equipment expenses increased $179,000 or 13.3% to $1,521,000 for the three-month period ending June 30, 2004, compared to $1,342,000 during the comparable period in 2003. Net occupancy expenses increased $219,000 or 30.7% to $933,000 for the three months ended June 30, 2004 compared to $714,000 for the comparable period in 2003 due to increased rent expense for temporary office space during branch remodeling combined with reduced receipts on property leased to non-related entities.

Income taxes for the three-month period ending June 30, 2004, decreased to $2,936,000 as compared to $3,055,000 for the comparable period in 2003. As a percentage of income before taxes, the provision for income taxes decreased moderately to 34.6% for the three months ended June 30, 2004, from 36.3% for the comparable period in 2003.

REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has four reportable segments, Busey Bank, Busey Bank Florida, First Capital Bank, and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank Florida provides a full range of banking services to individual and corporate customers in Fort Myers and Cape Coral, Florida. First Capital Bank, acquired June 1, 2004, provides a full range of banking services to individual and corporate customers in Peoria and Pekin, Illinois. Busey Investment Group is a wholly-owned subsidiary of First Busey Corporation and owns three subsidiaries: First Busey Trust & Investment Co. which provides trust and asset management services to individual and corporate customers throughout Central Illinois; First Busey Securities, Inc., a full-service broker/dealer subsidiary; and Busey Insurance Services, Inc., an insurance agency which provides personal insurance products and specializes in long-term healthcare insurance.

In prior periods, First Busey has reported First Busey Trust & Investment Co. as a separate segment. Over time, the three subsidiaries of Busey Investment Group have converged and are now directed by a common management team in a similar operating style, share similar marketing strategies, and share common office locations. Likewise, the financial results of these three subsidiaries are reviewed and monitored on a consolidated basis. Therefore, management of First Busey Corporation has identified Busey Investment Group as the more appropriate reportable segment.

The Corporation's four reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.

The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of the four segments are the same as those described in the summary of significant accounting policies in the annual report. The Corporation accounts for intersegment revenue and transfers at current market value.

                                                                        20 of 38

Following is a summary of selected financial information for the Corporation's business segments for the six-month periods ended June 30, 2004, and June 30, 2003:

                                  Six Months Ended June 30,
                                     2004           2003
                                 -----------    -----------
                                   (dollars in thousands)
Interest Income:
   Busey Bank                    $    33,748    $    35,069
   Busey Bank Florida                  3,430          1,988
   First Capital Bank                    848              -
   Busey Investment Group                 72             76
   All Other                               -             39
                                 -----------    -----------
        Total Interest Income    $    38,168    $    37,172
                                 -----------    -----------
Interest Expense:
   Busey Bank                    $     9,752    $    11,357
   Busey Bank Florida                  1,125          1,010
   First Capital Bank                    311              -
   Busey Investment Group                  -              -
   All Other                           1,324          1,126
                                 -----------    -----------
        Total Interest Expense   $    12,512    $    13,493
                                 -----------    -----------
Other Income:
   Busey Bank                    $     7,754    $    10,081
   Busey Bank Florida                    222            335
   First Capital Bank                    113              -
   Busey Investment Group              3,752          3,183
   All Other                            (113)          (253)
                                 -----------    -----------
        Total Other Income       $    11,728    $    13,346
                                 -----------    -----------
Net Income:
   Busey Bank                    $    10,157    $    10,503
   Busey Bank Florida                    573             55
   First Capital Bank                    150              -
   Busey Investment Group              1,064            760
   All Other                          (1,043)        (1,120)
                                 -----------    -----------
        Total Net Income         $    10,901    $    10,198
                                 -----------    -----------
Goodwill:
   Busey Bank                    $     5,832    $     5,832
   Busey Bank Florida                      -              -
   First Capital Bank                 24,350              -
   Busey Investment Group                  -              -
   All Other                           1,548          1,548
                                 -----------    -----------
        Total Goodwill           $    31,730    $     7,380
                                 -----------    -----------
Net Assets:
   Busey Bank                    $ 1,469,209    $ 1,395,252
   Busey Bank Florida                136,663         87,758
   First Capital Bank                254,003              -
   Busey Investment Group              5,870          5,053
   All Other                           9,313         12,149
                                 -----------    -----------
        Total Assets             $ 1,875,058    $ 1,500,212
                                 -----------    -----------

                                                                        21 of 38

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

The Corporation's primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayment, deposits, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line with Bank One in the amount of $10,000,000, all of which was available as of June 30, 2004. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first six months of 2004 the Corporation originated $86,104,000 and sold $90,711,000 in mortgage loans for sale compared to originations of $224,162,000 and sales of $237,329,000 during the first six months of 2003. As of June 30, 2004, the Corporation held $28,089,000 in loans held for sale. Management intends to sell these loans during the third quarter of 2004.

On June 1, 2004, First Busey Corporation completed the acquisition of First Capital Bankshares, Inc. of Peoria, Illinois, the holding company of First Capital Bank. In order to partially fund this transaction, First Busey issued $15,000,000 in trust preferred securities through First Busey Statutory Trust
II. These securities were issued in April 2004. In order to fund the rest of the $42,070,000 purchase price, First Busey borrowed funds in the form of a note payable which requires annual principal reductions of $4,000,000 and matures in June, 2011. The Corporation intends to review various alternatives for refinancing this note on a longer-term basis and will determine its course of action in 2005.

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

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of June 30, 2004, and 2003, the Corporation had outstanding loan commitments including lines of credit of $347,556,000 and $233,745,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

                                                                        22 of 38

The following table summarizes significant contractual obligations and other commitments as of June 30, 2004:

                                 Securities
                                 Sold under
                                Agreements to                   Junior
                               Repurchase and                Subordinated
                                 Short- and                  Debt Owed to
                Certificates      Long-term                 Unconsolidated
Due Within       of Deposit      Borrowings      Leases          Trust            Total
----------       ----------      ----------      ------          -----            -----
                                     (Dollars in thousands)
1 year          $  374,979       $   87,596     $    862       $        -    $   463,437
2 years             95,938           20,418          804                -        117,160
3 years             95.013           28,223          782                -        124,018
4 years             35,660           35,373          661                -         71,694
5 years             24,661           22,373          356                -         47,390
Thereafter             253           20,914          319           40,000         61,486
                ----------       ----------     --------       ----------    -----------
Total           $  626,504       $  214,897     $  3,784       $   40,000    $   885,185
                ==========       ==========     ========       ==========    ===========
Commitments to extend credit                                                 $   347,556
                                                                             ===========

Net cash flows provided by operating activities totaled $17,959,000 during the six months ended June 30, 2004, compared to $23,644,000 during the prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of loans held for sale. Operating cash flow decreased during the first six months of 2004 compared to the same period in 2003 due primarily to lower mortgage loan sale activity. During the first six months of 2004 the Corporation originated $86,104,000 in loans held for sale and generated $91,992,000 from the sale of held-for-sale loans resulting in net cash provided by loan originations and sale of $5,888,000. During the comparable period in 2003, the Corporation originated $224,162,000 in held-for-sale loans and generated $241,803,000 from the sale of held-for-sale loans leading to net cash provided by loan originations and sale of $17,641,000.

Net cash used in investing activities was $167,613,000 for the six months ended June 30, 2004, compared to $78,058,000 for the comparable period in 2003. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation's investment portfolio, loans held in the Corporation's portfolio, and subsidiary or business unit acquisition activities. During the six months ended June 30, 2004, proceeds from the sales and maturities of securities classified as available for sale totaled $45,035,000, and the Corporation purchased $57,024,000 in securities resulting in net cash used by securities activity of $11,989,000. In the comparable period of 2003 proceeds from the sales and maturities of securities classified as available for sale totaled $132,740,000, and the Corporation purchased $145,571,000 in securities resulting in net cash used by securities activity of $12,831,000. The Corporation's loan portfolio increased $113,055,000 during the first six months of 2004, compared to an increase of $27,256,000 in the comparable period of 2003. During June, 2004, the Corporation purchased the outstanding shares of First Capital Bankshares resulting in the net use of $35,990,000.

Net cash provided by financing activities was $144,499,000 during the first six months of 2004 compared to $52,640,000 for the comparable period in 2003. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt. Deposits, which are the Corporation's primary funding source, grew $78,518,000 during the first six months of 2004, compared to a net increase of $43,677,000 during the comparable period in 2003. The Corporation has increased its use of short-term and long-term advances from the Federal Home Loan Banks of Chicago and Atlanta to partially fund loan growth. The Corporation issued junior subordinated debt and increased long-term debt to fund the acquisition of First Capital Bankshares in June, 2004.

                                                                        23 of 38

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 2004, the Corporation earned $10,901,000 and paid dividends of $5,153,000 to stockholders, resulting in a retention of current earnings of $5,748,000. The Corporation's dividend payout for the six months ended June 30, 2004 was 47.3%.

The Corporation and the Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2004, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                      For Capital           Prompt Corrective
                                                          Actual                   Adequacy Purposes        Action Provisions
                                                        -----------------------------------------------------------------------
                                                          Amount     Ratio         Amount       Ratio        Amount       Ratio
                                                        -----------------------------------------------------------------------
                                                                              (Dollars in thousands)
AS OF JUNE 30, 2004:

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
   Consolidated                                         $  147,181   10.44%     $   112,823     8.00%             N/A       N/A
   Busey Bank                                           $  122,646   10.92%     $    89,835     8.00%     $   112,293    10.00%
   Busey Bank Florida                                   $   13,022   12.36%     $     8,429     8.00%     $    10,536    10.00%
    First Capital Bank                                  $   16,683   10.31%     $    12,952     8.00%     $    16,189    10.00%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
   Consolidated                                         $  124,388    8.82%     $    56,412      4.0%     $       N/A       N/A
   Busey Bank                                           $  104,295    9.29%     $    44,918      4.0%     $    67,376     6.00%
   Busey Bank Florida                                   $   11,890   11.29%     $     4,215      4.0%     $     6,322     6.00%
    First Capital Bank                                  $   14,679    9.07%     $  6,476         4.0%     $     9,714     6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
   Consolidated                                         $  124,388    7.76%     $    64,107      4.0%             N/A       N/A
   Busey Bank                                           $  104,295    7.36%     $    56,667      4.0%     $    70,834     5.00%
    Busey Bank Florida                                  $   11,890    9.61%     $     4,949      4.0%     $     6,186     5.00%
   First Capital Bank                                   $   14,679    6.44%     $     9,111      4.0%     $    11,389     5.00%

                                                                        24 of 38

                                                                                                              To Be Well
                                                                                                          Capitalized Under
                                                                                    For Capital           Prompt Corrective
                                                           Actual                Adequacy Purposes        Action Provisions
                                                        -------------------------------------------------------------------
                                                           Amount     Ratio      Amount      Ratio        Amount      Ratio
                                                        -------------------------------------------------------------------
                                                                                (Dollars in thousands)
AS OF DECEMBER 31, 2003:

 TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
   Consolidated                                         $  150,545    13.33%    $  90,350     8.0%             N/A      N/A
    Busey Bank                                          $  117,133    11.30%    $  82,934     8.0%      $  103,667    10.0%
    Busey Bank Florida                                  $   12,402    15.50%    $   6,402     8.0%      $    8,003    10.0%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
    Consolidated                                        $  131,277    11.62%    $  45,175     4.0%             N/A      N/A
    Busey Bank                                          $   99,920     9.64%    $  41,467     4.0%      $   62,201    6.00%
    Busey Bank Florida                                  $   11,514    14.39%    $   3,201     4.0%      $    4,802    6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
   Consolidated                                         $  131,277     8.85%    $  59,363     4.0%             N/A      N/A
   Busey Bank                                           $   99,920     7.33%    $  54,543     4.0%      $   68,179    5.00%
   Busey Bank Florida                                   $   11,514    10.16%    $   4,533     4.0%      $    5,666    5.00%

                                                                        25 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                             2004                                  2003
                                                ---------------------------------  ---------------------------------
                                                  Average       Income/    Yield/     Average      Income/    Yield/
                                                  Balance       Expense     Rate      Balance      Expense     Rate
                                                  -------       -------     ----      -------      -------     ----
                                                                        (Dollars in thousands)
ASSETS
    Federal funds sold                          $     5,631    $      28   1.00%   $    13,485    $     77    1.15%
    Investment securities
        U.S. Government obligations                 142,304        1,890   2.67%       163,840       2,821    3.47%
        Obligations of states and political
            subdivisions (1)                         47,392        1,423   6.04%        51,789       1,586    6.18%
        Other securities                             32,666          609   3.75%        25,539         404    3.19%
    Loans (net of unearned interest) (1) (2)      1,256,235       34,824   5.57%     1,091,288      32,927    6.08%
                                                -----------    ---------           -----------    --------
    Total interest earning assets               $ 1,484,228    $  38,774   5.25%   $ 1,345,941    $ 37,815    5.66%
                                                               =========                          ========
    Cash and due from banks                          43,237                             37,563
    Premises and equipment                           23,166                             26,668
    Allowance for loan losses                       (16,897)                           (15,881)
    Other assets                                     50,604                             42,495
                                                -----------                        -----------
Total Assets                                    $ 1,584,338                        $ 1,436,786
                                                ===========                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits       $    22,519    $      54   0.48%   $    18,008    $     51    0.57%
    Savings deposits                                111,669          320   0.58%       104,325         429    0.83%
    Money market deposits                           475,380        1,546   0.65%       428,157       1,828    0.86%
    Time deposits                                   503,290        6,977   2.79%       504,663       8,292    3.31%
    Short-term borrowings:
        Federal funds purchased                       9,074           55   1.22%         3,513          26    1.49%
        Repurchase agreements                        14,374           62   0.87%         7,308          71    1.96%
        Other                                         6,391           46   1.45%             -           -        -
    Long-term debt                                  108,970        2,231   4.12%        75,371       1,671    4.47%
   Junior subordinated debt owed
      To unconsolidated trust                        31,429        1,221   7.81%        25,000       1,125    9.07%
                                                -----------    ---------           -----------    --------
    Total interest-bearing liabilities          $ 1,283,096    $  12,512   1.96%   $ 1,166,345    $ 13,493    2.33%
                                                               =========                          ========
    Net interest spread                                                    3.29%                              3.33%
                                                                           ====                               ====
    Demand deposits                                 165,565                            141,413
    Other liabilities                                 8,636                              9,681
    Stockholders' equity                            127,041                            119,347
                                                -----------                        -----------
Total Liabilities and Stockholders' Equity      $ 1,584,338                        $ 1,436,786
                                                ===========                        ===========
Interest income / earning assets (1)            $ 1,484,228    $  38,774   5.25%   $ 1,345,941    $ 37,815    5.66%
Interest expense / earning assets               $ 1,484,228    $  12,512   1.69%   $ 1,345,941    $ 13,493    2.02%
                                                               ---------   ----                   --------    ----
Net interest margin (1)                                        $  26,262   3.56%                  $ 24,322    3.64%
                                                               =========   ====                   ========    ====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        26 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                  Change due to(1)
                                                            Average    Average    Total
                                                            Volume   Yield/Rate   Change
                                                            ------   ----------   ------
                                                                 (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                     $   (40)   $    (9)   $   (49)
    Investment securities:
        U.S. Government obligations                           (338)      (593)      (931)
        Obligations of states and political
            subdivisions (2)                                  (129)       (34)      (163)
        Other securities                                       109         96        205
    Loans (2)                                                4,257     (2,360)     1,897
                                                           -------    -------    -------
Change in interest income (2)                              $ 3,859    $(2,900)   $   959
                                                           -------    -------    -------
Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                  $     8    $    (5)   $     3
    Savings deposits                                            33       (142)      (109)
    Money market deposits                                      239       (521)      (282)
    Time deposits                                              (22)    (1,293)    (1,315)
    Short-term borrowings:
        Federal funds purchased                                 33         (4)        29
        Repurchase agreements                                   50        (59)        (9)
        Other                                                   46          -         46
    Long-term debt                                             681       (121)       560
   Junior subordinated debt owed to unconsolidated trust       209       (113)        96
                                                           -------    -------    -------
Change in interest expense                                 $ 1,277    $(2,258)   $  (981)
                                                           -------    -------    -------
Increase in net interest income (2)                        $ 2,582    $  (642)   $ 1,940
                                                           =======    =======    =======

(1) Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

                                                                        27 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 2004 AND 2003

                                                             2004                                        2003
                                                -----------------------------------    ---------------------------------------
                                                   Average       Income/     Yield/       Average       Income/         Yield/
                                                   Balance       Expense      Rate        Balance       Expense         Rate
                                                   -------       -------      ----        -------       -------         ----
                                                                             (Dollars in thousands)
ASSETS
    Federal funds sold                          $     10,652    $      27     1.02%    $     15,257    $      44        1.16%
    Investment securities
        U.S. Government obligations                  142,862          934     2.62%         166,544        1,377        3.32%
        Obligations of states and political
            subdivisions (1)                          48,002          726     6.07%          52,693          791        6.02%
        Other securities                              37,784          401     4.26%          25,944          215        3.32%
    Loans (net of unearned interest) (1) (2)       1,306,537       18,141     5.57%       1,099,101       16,396        5.98%
                                                ------------    ---------              ------------    ---------
    Total interest earning assets               $  1,545,837    $  20,229     5.25%    $  1,359,539    $  18,823        5.55%
                                                                =========                              =========
    Cash and due from banks                           45,882                                 38,070
    Premises and equipment                            23,873                                 25,868
    Allowance for loan losses                       (17,410)                                (16,167)
    Other assets                                      53,811                                 43,046
                                                ------------                           ------------
Total Assets                                    $  1,651,993                           $  1,450,356
                                                ============                           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits       $     24,037    $      34     0.57%    $     18,219    $      26        0.57%
    Savings deposits                                 113,418          162     0.57%         106,876          217        0.81%
    Money market deposits                            491,086          832     0.68%         430,678          912        0.85%
    Time deposits                                    528,603        3,622     2.75%         502,258        4,021        3.21%
    Short-term borrowings:
        Federal funds purchased                        5,355           16     1.20%           5,300           20        1.51%
        Repurchase agreements                         18,419           45     0.98%           8,625           32        1.49%
        Other                                          9,036           34     1.51%               -            -            -
    Long-term debt                                   119,477        1,215     4.08%          77,759          860        4.44%
   Junior subordinated debt owed
      to unconsolidated trust                         36,250          658     7.28%          25,000          562        9.02%
                                                ------------    ---------              ------------    ---------
    Total interest-bearing liabilities          $  1,345,681    $   6,618     1.97%    $  1,174,715    $   6,650        2.27%
                                                                =========                              =========
    Net interest spread                                                       3.28%                                     3.28%
                                                                              ====                                      ====
    Demand deposits                                  169,587                                144,432
    Other liabilities                                  9,003                                  9,921
    Stockholders' equity                             127,722                                121,288
                                                ------------                           ------------
Total Liabilities and Stockholders' Equity      $  1,651,993                           $  1,450,356
                                                ============                           ============
Interest income / earning assets (1)            $  1,545,837    $  20,229     5.25%    $  1,359,539    $  18,823        5.55%
Interest expense / earning assets               $  1,545,837    $   6,618     1.72%    $  1,359,539    $   6,650        1.96%
                                                                ---------     ----                     ---------        ----
Net interest margin (1)                                         $  13,611     3.53%                    $  12,173        3.59%
                                                                =========     ====                     =========        ====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        28 of 38

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 2004 AND 2003

                                                                   Change due to(1)

                                                            Average     Average    Total
                                                            Volume    Yield/Rate   Change
                                                            ------    ----------   ------
                                                              (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                     $   (12)   $    (5)     $   (17)
    Investment securities:
        U.S. Government obligations                           (180)      (263)        (443)
        Obligations of states and political
            subdivisions (2)                                   (74)         9          (65)
        Other securities                                       107         79          186
    Loans (2)                                                2,698       (953)       1,745
                                                           -------    -------      -------
Change in interest income (2)                              $ 2,539    $(1,133)     $ 1,406
                                                           -------    -------      -------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                  $                -      $     8
    Savings deposits                                            14        (69)         (55)
    Money market deposits                                      195       (275)         (80)
    Time deposits                                              234       (633)        (399)
    Short-term borrowings:
        Federal funds purchased                                  -         (4)          (4)
        Repurchase agreements                                   18         (5)          13
        Other                                                   34          -           34
    Long-term debt                                             415        (60)         355
   Junior subordinated debt owed to unconsolidated trust       166        (70)          96
                                                           -------    -------      -------
Change in interest expense                                 $ 1,084    $(1,116)     $   (32)
                                                           -------    -------      -------
Increase in net interest income (2)                        $ 1,455    $   (17)     $ 1,438
                                                           =======    =======      =======

(1) Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

                                                                        29 of 38

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

The Corporation's subsidiary banks, Busey Bank, Busey Bank Florida, and First Capital Bank have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

                                                                        30 of 38

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 2004:

                                                                       Rate Sensitive Within
                                        -----------------------------------------------------------------------------
                                            1-30          31-90       91-180      181 Days -     Over
                                            Days          Days         Days          1 Year     1 Year        Total
                                            ----          ----         ----          ------     ------        -----
                                                                       (Dollars in thousands)
Interest-bearing deposits               $     1,442    $        -    $        -    $       -    $      -   $    1,442
Federal funds sold                            5,850             -             -            -           -        5,850
Investment securities
    U.S. Governments                          4,931        20,531        20,061       23,343     102,551      171,417
    Obligations of states and
        political subdivisions                2,237             -         6,493        4,880      38,032       51,642
    Other securities                         16,588         1,750         2,450        7,530      33,156       61,474
Loans (net of unearned int.)                578,643       140,309        90,659      158,057     483,792    1,451,460
                                        -----------    ----------    ----------    ---------    --------   ----------
    Total rate-sensitive assets         $   609,691    $  162,590    $  119,663    $ 193,810    $657,531   $1,743,285
                                        -----------    ----------    ----------    ---------    --------   ----------
Interest bearing transaction
    deposits                            $    58,745    $        -    $        -    $       -    $      -       58,745
Savings deposits                            114,230             -             -            -           -      114,230
Money market deposits                       502,119             -             -            -           -      502,119
Time deposits                                89,012        52,025       109,424      151,626     224,417      626,504
Short-term borrowings:
    Repurchase agreements                    35,480             -             -            -           -       35,480
    Other                                         -         3,000             -       11,250           -       14,250
Long-term debt                                5,074         2,000         6,000       27,248     124,845      165,167
Junior subordinated debt owed
    to unconsolidated trust                       -        15,000             -            -      25,000       40,000
                                        -----------    ----------    ----------    ---------    --------   ----------
    Total rate-sensitive liabilities    $   804,660    $   72,025    $  115,424    $ 190,124    $374,262   $1,556,495
    Rate-sensitive assets less
        rate-sensitive liabilities      $  (194,969)   $   90,565    $    4,239    $   3,686    $283,269   $  186,790
                                        -----------    ----------    ----------    ---------    --------   ----------
    Cumulative Gap                      $  (194,969)   $ (104,404)   $ (100,165)   $ (96,479)   $186,790
                                        ===========    ==========    ==========    =========    ========
    Cumulative amounts as a
       percentage of total
       rate-sensitive assets                - 11.18%        -5.99%        -5.75%       -5.53%      10.71%
                                        ===========    ==========    ==========    =========    ========
    Cumulative ratio                           0.76          0.88          0.90         0.92        1.12
                                        ===========    ==========    ==========    =========    ========

The funds management policy of First Busey Corporation require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of June 30, 2004, the Banks and the Corporation, on a consolidated basis, are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $195 million in the 1-30 day repricing period as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through 180 days. The composition of the gap structure at June 30, 2004 indicates the Corporation would benefit more if interest rates decrease during the next 180 days by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +200 basis points. Management measures such

                                                                        31 of 38
changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at June 30, 2004, balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at June 30, 2004, and December 31, 2003 was as follows:

                                 Basis Point Changes
                                 -------------------
                              -100     +100    +200
                              ----     ----    ----
June 30, 2004                (4.29%)   1.11%   1.87%
December 31, 2003            (5.57%)   3.05%   6.06%

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

                           PART II - OTHER INFORMATION

ITEM 1:     Legal Proceedings
            Not Applicable

                                                                        32 of 38

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

                                                                   Total           Maximum
                                                                 Number of        Number of
                                                                  Shares            Shares
                                                                 Purchased         that May
                                                                as Part of          Yet Be
                             Total                               Publicly         Purchased
                           Number of           Average           Announced        Under the
                             Shares        Price Paid per        Plans or          Plans or
                          Purchased(2)        Share(2)          Programs(2)    Programs (1),(2)
January 1 - 31, 2004              -          $     -                    -         134,616
February 1 - 29, 2004             -                -                    -         884,616
March 1 - 31, 2004           33,750            18.07               33,750         850,866
April 1 - 30, 2004            9,900            18.47                9,900         840,966
May 1 - 31, 2004             30,000            18.15               30,000         810,966
June 1 - 30, 2004            30,000            18.28               30,000         780,966
                            -------          -------              -------
Total                       103,650          $ 18.19              103,650

(1) First Busey Corporation's Board of Directors approved a stock purchase plan on March 20, 2001, for the repurchase of up to 750,000 shares of common stock. The Corporation's 2001 repurchase plan has no expiration date. First Busey Corporation's board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Corporation's 2004 repurchase plan has no expiration date.

(2) Share and per share amounts have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2004.

ITEM 3:        Defaults Upon Senior Securities
               Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders The annual meeting of the stockholders of First Busey Corporation was held on April 13, 2004. The shareholders approved the election of Directors with votes casted as follows:

               ELECTION OF DIRECTORS
                    DIRECTOR                  FOR               WITHHELD
                    --------                  ---               --------
               Joseph M. Ambrose           18,367,563           411,720
               David L. Ikenberry          18,749,793            29,479
               E. Phillips Knox            18,734,620            45,102
               V. B. Leister, Jr.          18,771,532             7,740
               Douglas C. Mills            18,771,553             7,729
               Joseph E. O'Brien           18,584,037           192,145
               Arthur R. Wyatt             18,581,095           195,087

               The shareholders approved the First Busey Corporation 2004 stock option plan with 14,115,412 shares voted in favor, 393,399 voted against, 446,506 abstaining and 2,089,833 broker non-votes. Share amounts have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2004.

                                                                        33 of 38

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

               (b.) Reports on Form 8-K
                    On April 20, 2004, First Busey Corporation filed a report on Form 8-K (Item 7) dated April 19, 2004, releasing its financial results for the three months ending March 31, 2004.

                    On May 4, 2004, First Busey Corporation filed a report on Form 8-K (Item 7) dated May 4, 2004, announcing the issuance of $15 million in cumulative trust preferred securities through a newly formed business trust, First Busey Statutory Trust II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)

                                        By: /s/ //Douglas C. Mills//
                                           -------------------------------------
                                            Douglas C. Mills
                                            Chairman of the Board and Chief
                                            Executive Officer

                                        By: /s/ //Barbara J. Harrington//
                                            ------------------------------------
                                            Barbara J. Harrington
                                            Chief Financial Officer
                                            (Principal financial and accounting
                                            officer)

Date: August 9, 2004

                                                                        34 of 38