Form 10-Q
period 2004-09-30
FIRST BUSEY CORP /NV/
filed 2004-11-09
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended 9/30/2004         Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

                Nevada                                 37-1078406
    -------------------------------           ------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification
    Incorporation or organization)                        No.)

           201 W. Main St.,
           Urbana, Illinois                               61801
    -------------------------------           ------------------------------
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                Class                        Outstanding at October 29, 2004
     -----------------------------------------------------------------------
     Common Stock, without par value                   20,588,401

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                         2 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)

                                                                            September 30, 2004   December 31, 2003
                                                                            ------------------   -----------------
                                                                                    (Dollars in thousands)
ASSETS
Cash and due from banks                                                        $     61,917         $     52,397
Federal funds sold                                                                   50,650                    -
Securities available for sale (amortized cost 2004, $283,415;
     2003, $209,482)                                                                298,362              224,733

Loans                                                                             1,468,259            1,192,396
Allowance for loan losses                                                           (18,703)             (16,228)
                                                                               ------------         ------------
    Net loans                                                                  $  1,449,556         $  1,176,168

Premises and equipment                                                               26,179               22,223
Cash surrender value of bank owned life insurance                                    17,442               16,836
Goodwill                                                                             31,847                7,380
Other intangible assets                                                               4,048                2,100
Other assets                                                                         25,497               20,247
                                                                               ------------         ------------
        Total assets                                                           $  1,965,498         $  1,522,084
                                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
    Noninterest bearing                                                        $    185,723         $    160,578
    Interest bearing                                                              1,372,923            1,096,017
                                                                               ------------         ------------
    Total deposits                                                             $  1,558,646         $  1,256,595

Federal funds purchased                                                                   -                8,500
Securities sold under agreements to repurchase                                       39,025                7,500
Short-term borrowings                                                                11,250                    -
Long-term debt                                                                      171,796               92,853
Junior subordinated debt owed to unconsolidated trusts                               40,000               25,000
Other liabilities                                                                    10,147                6,459
                                                                               ------------         ------------
        Total liabilities                                                      $  1,830,864         $  1,396,907
                                                                               ------------         ------------

STOCKHOLDERS' EQUITY
Preferred stock                                                                $          -         $          -
Common stock                                                                          6,291                6,291
Surplus                                                                              21,447               20,968
Retained earnings                                                                   111,244              102,288
Accumulated other comprehensive income                                                9,056                9,191
                                                                               ------------         ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                     $    148,038         $    138,738
Treasury stock, at cost                                                             (10,529)             (10,667)
Unearned ESOP shares and deferred compensation for stock grants                      (2,875)              (2,894)
                                                                               ------------         ------------
        Total stockholders' equity                                             $    134,634         $    125,177
                                                                               ------------         ------------
        Total liabilities and stockholders' equity                             $  1,965,498         $  1,522,084
                                                                               ============         ============

Common shares outstanding at period end*                                         20,577,751           20,516,216
                                                                               ============         ============

*Share and per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2003.

See accompanying notes to unaudited consolidated financial statements.

                                                                         3 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                    2004            2003
                                                                   -------        -------
                                                               (Dollars in thousands, except
                                                                     per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                     $55,804        $49,225
    Interest and dividends on investment securities:
        Taxable interest income                                      3,933          4,567
        Non-taxable interest income                                  1,428          1,543
        Dividends                                                      191            140
    Interest on Federal funds sold                                      93            114
                                                                   -------        -------
        Total interest income                                      $61,449        $55,589
                                                                   -------        -------

INTEREST EXPENSE:
    Deposits                                                       $14,858        $15,192
    Short-term borrowings                                              352            127
    Long-term debt                                                   3,803          2,604
    Junior subordinated debt owed to unconsolidated trusts           1,936          1,688
                                                                   -------        -------
        Total interest expense                                     $20,949        $19,611
                                                                   -------        -------
        Net interest income                                        $40,500        $35,978
    Provision for loan losses                                        2,320          1,378
                                                                   -------        -------
        Net interest income after provision for loan losses        $38,180        $34,600
                                                                   -------        -------

OTHER INCOME:
    Trust                                                          $ 4,002        $ 3,467
    Commissions and brokers fees, net                                1,774          1,541
    Service charges on deposit accounts                              5,830          5,427
    Other service charges and fees                                   1,523          1,433
    Security gains, net                                              1,090            322
    Gain on sales of loans                                           1,984          5,833
    Increase in cash surrender value of life insurance                 606            484
    Other operating income                                             940            557
                                                                   -------        -------
        Total other income                                         $17,749        $19,064
                                                                   -------        -------

OTHER EXPENSES:
    Salaries and wages                                             $14,353        $14,585
    Employee benefits                                                3,160          2,818
    Net occupancy expense of premises                                2,898          2,326
    Furniture and equipment expenses                                 1,772          1,899
    Data processing                                                  1,417          1,326
    Stationery, supplies and printing                                  743            813
    Amortization of intangible assets                                  435            309
    Other operating expenses                                         6,035          6,313
                                                                   -------        -------
        Total other expenses                                       $30,813        $30,389
                                                                   -------        -------
    Income before income taxes                                     $25,116        $23,275
        Income taxes                                                 8,431          7,767
                                                                   -------        -------
        NET INCOME                                                 $16,685        $15,508
                                                                   =======        =======

BASIC EARNINGS PER SHARE*                                          $  0.82        $  0.76
                                                                   =======        =======
DILUTED EARNINGS PER SHARE*                                        $  0.81        $  0.76
                                                                   =======        =======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK*                      $  0.38        $  0.34
                                                                   =======        =======

*Per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2003.

See accompanying notes to unaudited consolidated financial statements.

                                                                         4 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                    2004           2003
                                                                   -------        -------
                                                                (Dollars in thousands, except
                                                                      per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                     $21,088        $16,386
    Interest and dividends on investment securities:
        Taxable interest income                                      1,562          1,418
        Non-taxable interest income                                    503            512
        Dividends                                                       63             64
    Interest on federal funds sold                                      65             37
                                                                   -------        -------
        Total interest income                                      $23,281        $18,417
                                                                   -------        -------

INTEREST EXPENSE:
    Deposits                                                       $ 5,961        $ 4,592
    Short-term borrowings                                              189             30
    Long-term debt                                                   1,572            933
   Junior subordinated debt owed to unconsolidated trusts              715            563
                                                                   -------        -------
        Total interest expense                                     $ 8,437        $ 6,118
                                                                   -------        -------
        Net interest income                                        $14,844        $12,299
Provision for loan losses                                            1,240            448
                                                                   -------        -------
        Net interest income after provision for loan losses        $13,604        $11,851
                                                                   -------        -------

OTHER INCOME:
    Trust                                                          $ 1,211        $ 1,176
    Commissions and brokers' fees, net                                 578            565
    Service charges on deposit accounts                              2,090          1,898
    Other service charges and fees                                     542            478
    Security gains, net                                                402             23
    Gains on sales of loans                                            703          1,359
    Increase in cash surrender value of life insurance                 191            157
    Other operating income                                             304             62
                                                                   -------        -------
        Total other income                                         $ 6,021        $ 5,718
                                                                   -------        -------

OTHER EXPENSES:
    Salaries and wages                                             $ 5,229        $ 4,949
    Employee benefits                                                  924            934
    Net occupancy expense of premises                                1,081            797
    Furniture and equipment expenses                                   649            589
    Data processing                                                    529            447
    Stationary, supplies and printing                                  289            294
    Amortization of intangible assets                                  201            103
    Other operating expenses                                         2,248          1,910
                                                                   -------        -------
        Total other expenses                                       $11,150        $10,023
                                                                   -------        -------
        Income before income taxes                                 $ 8,475        $ 7,546
Income taxes                                                         2,691          2,236
                                                                   -------        -------

NET INCOME                                                         $ 5,784        $ 5,310
                                                                   =======        =======

BASIC EARNINGS PER SHARE*                                          $  0.28        $  0.26
                                                                   =======        =======
DILUTED EARNINGS PER SHARE*                                        $  0.28        $  0.26
                                                                   =======        =======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK*                      $  0.13        $  0.11
                                                                   =======        =======

*Per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2003.

See accompanying notes to unaudited consolidated financial statements.

                                                                         5 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                            2004           2003
                                                                                          ---------      ---------
                                                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                            $  16,685      $  15,508
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                 19             41
        Depreciation and amortization                                                         2,577          2,753
        Provision for loan losses                                                             2,320          1,378
        Provision for deferred income taxes                                                    (239)           435
        Stock dividends                                                                        (332)          (379)
        Amortization of investment security discounts                                          (330)          (241)
        Gain on sales of investment securities, net                                          (1,090)          (322)
        Gain on sales of loans                                                               (1,984)        (5,833)
        Gain on sale of ORE properties                                                          (18)           (75)
        Loss (gain) on sale and disposition of premises and equipment                            25           (421)
        Market valuation adjustment on ORE property                                              16            694
        Change in assets and liabilities:
            Decrease (increase) in other assets                                                   1         (2,083)
            Increase in accrued expenses                                                      1,122          2,165
            Increase (decrease) in interest payable                                             926           (835)
            Increase in income taxes receivable                                                (901)          (953)
            Decrease in income taxes payable                                                      -           (392)
                                                                                          ---------      ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
                        LOAN ORIGINATIONS AND SALES                                       $  18,797      $  11,440
                                                                                          ---------      ---------

Loans originated for sale                                                                  (116,948)      (364,547)
Proceeds from sales of loans                                                                141,683        399,718
                                                                                          ---------      ---------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  43,532      $  46,611
                                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                          34,625         13,451
    Proceeds from maturities of securities classified available for sale                     65,048        165,362
    Purchase of securities classified available for sale                                   (122,570)      (195,311)
    Increase in federal funds sold                                                          (49,057)             -
    Increase in loans                                                                      (148,932)       (73,639)
    Proceeds from sale of premises and equipment                                                  6          6,160
    Proceeds form sale of ORE properties                                                         66            630
    Purchases of premises and equipment                                                      (2,646)        (2,987)
    Increase in investment in bank owned life insurance                                           -         (5,000)
    Increase in cash surrender value of bank owned life insurance                              (606)          (484)
   Purchase of subsidiary, net of cash and due from banks acquired                          (35,990)             -
                                                                                          ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES                                             $(260,056)     $ (91,818)
                                                                                          ---------      ---------

                                                        (continued on next page)

                                                                         6 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   2004           2003
                                                                                 ---------      --------
                                                                                  (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in certificates of deposit                           $  95,427      $(31,263)
    Net increase in demand, money market and savings deposits                       59,540        30,337
    Cash dividends paid                                                             (7,729)       (6,910)
    Purchase of treasury stock                                                      (2,168)       (2,193)
    Proceeds from sale of treasury stock                                             2,785         3,582
   Net increase (decrease) in Federal funds purchased and securities sold
      under agreement to repurchase                                                 (2,432)       32,033
    Proceeds from short-term borrowings                                             15,250             -
    Principal payments on short-term borrowings                                     (5,250)            -
    Proceeds from issuance of long-term debt                                        74,655        16,000
    Principal payments on long-term borrowings                                     (19,034)            -
   Proceeds from issuance of junior subordinated debt owed to unconsolidated
      trust                                                                         15,000             -
                                                                                 ---------      --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                $ 226,044      $ 41,586
                                                                                 ---------      --------
        NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                       $   9,520      $ (3,621)
Cash and due from banks, beginning                                                  52,397      $ 47,645
                                                                                 ---------      --------
Cash and due from banks, ending                                                  $  61,917      $ 44,024
                                                                                 =========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

OTHER REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS                                $      84      $    391
                                                                                 =========      ========
PURCHASE OF SUBSIDIARY:
   Purchase price                                                                $  42,072      $     -
                                                                                 =========      ========
   Assets acquired:
        Cash and due from other banks                                            $   6,082             -
        Federal funds sold                                                           1,593             -
        Securities available for sale                                               49,285             -
        Loans held for sale                                                          1,853             -
        Loans (net of allowance for loan losses 2004 $2,070; 2003 $ -)             147,758             -
        Premises and equipment                                                       3,483             -
        Goodwill                                                                    24,467             -
        Other intangible assets                                                      2,383             -
        Other assets                                                                 4,330             -
   Liabilities assumed:
        Deposits                                                                  (147,084)            -
        Securities sold under agreements to repurchase                             (26,707)            -
        Long-term debt                                                             (23,322)            -
        Other liabilities                                                           (2,049)            -
                                                                                 ---------      --------
                                                                                 $  42,072      $      -
                                                                                 =========      ========

See accompanying notes to unaudited consolidated financial statements

                                                                         7 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                           2004          2003
                                                                         --------      --------
                                                                         (Dollars in thousands)
Net income                                                               $ 16,685      $ 15,508
                                                                         --------      --------
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding gains arising during period                 $    784      $    421
          Less reclassification adjustment for gains included in net
             income                                                        (1,090)         (322)
                                                                         --------      --------
Other comprehensive (loss) income, before tax                            $   (306)     $     99
     Income tax expense related to items of other comprehensive
        income                                                               (171)           53
                                                                         --------      --------
     Other comprehensive (loss) income, net of tax                       $   (135)     $     46
                                                                         --------      --------
     Comprehensive income                                                $ 16,550      $ 15,554
                                                                         ========      ========

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

                                                                         8 of 39

NOTE 2: LOANS

The major classifications of loans as of September 30, 2004 and December 31, 2003 were as follows:

                                                    September 30, 2004   December 31, 2003
                                                    ------------------   -----------------
                                                            (Dollars in thousands)
Commercial                                              $  203,881          $  138,272
Real estate construction                                   238,476             168,141
Real estate - farmland                                      11,122              11,890
Real estate - 1-4 family residential mortgage              453,485             406,102
Real estate - multifamily mortgage                         106,147              91,325
Real estate - non-farm nonresidential mortgage             365,598             292,169
Installment                                                 65,146              61,323
Agricultural                                                23,563              22,300
                                                        ----------          ----------
                                                        $1,467,418          $1,191,522
Plus net deferred loan costs                                   841                 874
                                                        ----------          ----------
                                                         1,468,259           1,192,396
Less:
    Allowance for loan losses                               18,703              16,228
                                                        ----------          ----------
    Net loans                                           $1,449,556          $1,176,168
                                                        ==========          ==========

The real estate-mortgage category includes loans held for sale with carrying values of $9,631,000 at September 30, 2004 and $30,529,000 at December 31, 2003;
these loans had fair market values of $9,774,000 and $30,609,000 respectively.

NOTE 3: EARNINGS PER SHARE*

Net income per common share has been computed as follows:

                                                                     Three Months Ended            Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   2004             2003          2004              2003
                                                               -----------     -----------     -----------     -----------
Net income                                                     $ 5,784,000     $ 5,310,000     $16,685,000     $15,508,000
Shares:
    Weighted average common shares outstanding                  20,365,239      20,332,605      20,352,434      20,338,859
    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method            135,185         217,971         141,319         190,236
                                                               -----------     -----------     -----------     -----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation      20,500,424      20,550,576      20,493,753      20,529,095
                                                               ===========     ===========     ===========     ===========
Basic earnings per share                                       $      0.28     $      0.26     $      0.82     $      0.76
                                                               ===========     ===========     ===========     ===========
Diluted earnings per share                                     $      0.28     $      0.26     $      0.81     $      0.76
                                                               ===========     ===========     ===========     ===========

* Share and per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2003.

                                                                         9 of 39

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

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:

                                                                    Three Months Ended           Nine Months Ended
                                                                        September 30,              September 30,
                                                                    ------------------           -----------------
                                                                     (dollars in thousands except per share data)

                                                                    2004          2003          2004          2003
                                                                 ----------    ----------    ----------     ----------
NET INCOME AS REPORTED                                           $    5,784    $    5,310    $   16,685     $   15,508
Less compensation expense determined under fair value
  method for all options granted, net of related tax effects            216            65           361            193
                                                                 ----------    ----------    ----------     ----------
Pro-forma net income                                             $    5,568    $    5,245    $   16,324     $   15,315
                                                                 ==========    ==========    ==========     ==========

BASIC EARNINGS PER SHARE
Reported net income                                              $     0.28    $     0.26    $     0.82     $     0.76
Less compensation expense                                              0.01          0.01          0.02           0.01
                                                                 ----------    ----------    ----------     ----------
Pro-forma net income                                             $     0.27    $     0.25    $     0.80     $     0.75
                                                                 ==========    ==========    ==========     ==========

DILUTED EARNINGS PER SHARE
Reported net income                                              $     0.28    $     0.26    $     0.81     $     0.76
Less compensation expense                                              0.00          0.00          0.01           0.01
                                                                 ----------    ----------    ----------     ----------
Pro-forma net income                                             $     0.28    $     0.26    $     0.80     $     0.75
                                                                 ==========    ==========    ==========     ==========

In April, 2004, the Corporation granted 54,000 stock options (retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred prior to issuance of options). In September, 2004, the Corporation granted 300,000 stock options. The fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                     April, 2004   September, 2004
                                     -----------   ---------------
Number of options granted*                54,000         300,000
Risk-free interest rate                     1.41%           2.10%
Expected life, in years                     4.67            5.00
Expected volatility                        18.20%          18.02%
Expected dividend yield                     2.80%           2.60%
Estimated fair value per option*     $      2.04     $      2.55

*Share and per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred prior to issuance of options.

NOTE 5: JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUST

In June 2001, First Busey Corporation issued $25 million in cumulative trust preferred securities through a newly formed Delaware business trust, First Busey Capital Trust I. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The trust is a wholly-owned subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum. Interest

                                                                        10 of 39
expense on the trust preferred securities was $1,687,500 for the nine-month periods ended September 30, 2004 and September 30, 2003. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 18, 2031, and are callable beginning June 18, 2006.

Issuance costs of $1,340,000 related to the trust preferred debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in June 2031.

Prior to the implementation of a new accounting standard in the first quarter of 2004, the financial statements of the Trust were included in the consolidated financial statements of the Corporation because First Busey owns all of the outstanding common equity securities of the Trust. However, because First Busey is not the primary beneficiary of the Trust, in accordance with the new accounting standard, the financial statements of the Trust are no longer included in the consolidated financial statements of the Corporation. The Corporation's prior financial statements have been reclassified to de-consolidate the Corporation's investment in the Trust. There was no cumulative effect on stockholders' equity as a result of this adoption.

In April 2004, First Busey Corporation, through First Busey Statutory Trust II, issued $15 million of trust preferred securities ("Securities") in a private placement. The Securities were issued at an initial coupon rate of 3.82875%, pay cumulative cash distributions quarterly, and are subject to repricing on a quarterly basis (3-month LIBOR plus 2.65%). Effective September 17, 2004, the rate on these securities increased to 4.53813%. The proceeds of the offering were invested by First Busey Statutory Trust II in junior subordinated deferrable interest debentures of First Busey Corporation which represents all of the assets of the Trust. The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances, such as changes in tax and investment company regulations, and is subject to payment of premium above par value if made within five years of issuance. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the American Institute of Certified Public Accountants released Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-3 is not expected to have a material impact on the Corporation's financial statements.

In March 2004, the FASB released EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment.

                                                                        11 of 39

In September 2004, the FASB approved for issuance a FASB Staff Position (FSP), FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments. FSP EITF Issue 03-1-1 delays the effective date, originally set for periods beginning after June 15, 2004, for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. However, it does not suspend the requirement to recognize other-than temporary impairments as required by existing authoritative literature. The adoption of EITF 03-1 is not expected to have a material impact on the Corporation's financial statements.

In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB
105). SAB 105 provides general guidance that must be applied when an entity determines the fair value of a loan commitment accounted for as a derivative. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material impact on the Corporation's financial statements.

NOTE 7: UNREALIZED LOSSES ON INVESTMENT SECURITIES

Management evaluates the investment portfolio on a quarterly basis to determine if investments have suffered a less than permanent decline in value. In addition, management monitors market trends and current events in order to identify trends and circumstances that might impact the carrying amount of securities. As of September 30, 2004, the Corporation had the following unrealized losses in its portfolio of investment securities, available for sale:

                                  Continuous unrealized losses   Continuous unrealized losses
                                   existing for less than 12      existing greater than 12
                                              months                     months                         Total
                                  ----------------------------- -----------------------------  -------------------------
                                       Fair       Unrealized        Fair      Unrealized         Fair        Unrealized
                                      Value         Losses         Value        Losses           Value         Losses
                                     --------     ----------       ------     ----------       --------      ----------
                                                                    (Dollars in thousands)
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                      $102,437        $(359)        $6,469        $ (99)        $108,906        $(458)
Obligations of states and
   political subdivisions               3,152          (11)           696           (1)           3,848          (12)
Corporate and other debt
   securities                           4,477          (22)             -            -            4,477          (22)
                                     --------        -----         ------        -----         --------        -----
    Subtotal, debt securities        $110,066        $(392)        $7,165        $(100)        $117,231        $(492)

Mutual funds and other
   equity securities                       61           (3)            68          (34)             129          (37)
                                     --------        -----         ------        -----         --------        -----
    Total temporarily
         impaired securities         $110,127        $(395)        $7,233        $(134)        $117,360        $(529)
                                     ========        =====         ======        =====         ========        =====

NOTE 8: OUTSTANDING COMMITMENTS

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The

                                                                        12 of 39
corporation uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

A summary of the contractual amount of the Corporation's exposure to off-balance sheet risk follows:

                                                         September 30, 2004  December 31, 2003
                                                         ------------------  -----------------
                                                                (Dollars in thousands)
Financial instruments whose contract amounts represent
   credit risk:
      Commitments to extend credit                            $368,768           $286,037
      Standby letters of credit                                 13,704             11,682

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions, and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of September 30, 2004, and December 31, 2003, no amounts have been recorded as liabilities for the Corporation's potential obligations under these guarantees.

NOTE 9: BUSINESS COMBINATION

On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239,000,000 bank headquartered in Peoria, Ilinois. This acquisition expands the Corporation's banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of the assets acquired. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangible of $2,383,000 is being amortized over a period of ten years. The Corporation does not expect to make further adjustments to these allocations.

Pro forma unaudited operating results for the nine months ended September 30, 2004 and 2003, giving effect to the First Capital Bankshares acquisition as if it had occurred as of January 1, 2003 are as follows:

                                                                        13 of 39

                                  Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   2004           2003     2004        2003
                                  -------     -------     -------     -------
                                  (Dollars in thousands except per share data)
Interest income                   $23,281     $21,026     $65,874     $63,554
Interest expense                    8,437       7,318      22,649      23,439
Provision for loan losses           1,240         628       2,805       2,158
Noninterest income                  6,021       6,194      18,604      20,677
Noninterest expense                11,150      11,255      33,000      33,726
                                  -------     -------     -------     -------
Income before income taxes        $ 8,475     $ 8,019     $26,024     $24,908
Income taxes                        2,691       2,378       8,792       8,248
                                  -------     -------     -------     -------
Net income                        $ 5,784     $ 5,641     $17,232     $16,660
                                  =======     =======     =======     =======
Earnings per share - basic*       $  0.28     $  0.28     $  0.85     $  0.82
                                  =======     =======     =======     =======
Earnings per share - diluted*     $  0.28     $  0.27     $  0.84     $  0.81
                                  =======     =======     =======     =======

* Per share data has been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2003.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 2004 (unaudited), as compared with December 31, 2003, and the results of operations for the nine months ended September 30, 2004 and 2003 (unaudited), and the results of operations for the three months ended September 30, 2004 and 2003 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three and nine months ending September 30, 2003, to be consistent with the classifications adopted as of and for the three and nine months ending September 30, 2004. Share and per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2003.

                                                                        14 of 39

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AS COMPARED TO DECEMBER 31, 2003

Total assets increased $443,414,000 or 29.1%, to $1,965,498,000 at September 30, 2004 from $1,522,084,000 at December 31, 2003. Of the increase in total assets, $241,234,000 is attributable to the acquisition of First Capital Bank. Securities available for sale increased $73,629,000, or 32.8%, to $298,362,000 at September 30, 2004 from $224,733,000 at December 31, 2003. The First Capital Bank acquisition contributed $49,285,000 to the increase in securities available for sale. Loans increased $275,863,000, or 23.1%, to $1,468,259,000 at September 30, 2004 from $1,192,396,000 at December 31, 2003, primarily due to increases in commercial, real

                                                                        15 of 39
estate construction, 1-4 family residential mortgage, multifamily, and non-farm non residential mortgage loans. Of the increase in total loans, $149,611,000 is attributable to the acquisition of First Capital Bank.

Total deposits increased $302,051,000, or 24.0%, to $1,558,646,000 at September 30, 2004, from $1,256,595,000 at December 31, 2003. Noninterest-bearing deposits increased 15.7% to $185,723,000 at September 30, 2004 from $160,578,000 at
December 31, 2003. Interest-bearing deposits increased 25.3% to $1,372,923,000 at September 30, 2004, from $1,096,017,000 at December 31, 2003. At acquisition, First Capital Bank added $147,084,000 in total deposits, $12,876,000 of which were noninterest-bearing.

Securities sold under agreements to repurchase increased to $39,025,000 as of September 30, 2004, from $7,500,000 as of December 31, 2003. At acquisition, First Capital had $26,707,000 in securities sold under agreements to repurchase. Other short-term borrowings increased to $11,250,000 with the addition of short-term advances from the Federal Home Loan Bank of Chicago. The balance of long-term debt increased $78,943,000 to $171,796,000 as of September 30, 2004, compared to $92,853,000 as of December 31, 2003. Of this increase, $30,000,000 is in the form of a note payable which matures in June, 2011, the proceeds of which were used to partially fund the acquisition of First Capital Bankshares of Peoria, Illinois, and $23,322,000 was acquired with the addition of First Capital Bank.

During the first nine months of 2004, the Corporation repurchased 118,727 shares of its common stock at an aggregate cost of $2,168,000. The Corporation has repurchased an aggregate of 734,111 shares under its 2001 Stock Repurchase Plan. On February 17, 2004, First Busey's Board of Directors approved a stock repurchase plan for the repurchase of up to 750,000 shares of common stock. Through September 30, 2004, the Corporation has made no repurchases under the 2004 plan. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of September 30, 2004, there were 106,875 options currently exercisable. There were an additional 692,550 stock options outstanding but not currently exercisable.

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.

                                                              September 30, 2004  December 31, 2003
                                                              ------------------  -----------------
                                                                      (Dollars in thousands)
Non-accrual loans                                                    $  947           $2,638
Loans 90 days past due, still accruing                                1,215              581
Restructured loans                                                        -                -
Other real estate owned                                               4,902            4,781
Non-performing other assets                                              28               10
                                                                     ------           ------
    Total non-performing assets                                      $7,092           $8,010
                                                                     ======           ======
Total non-performing assets as a percentage of total assets            0.36%            0.53%
                                                                     ======           ======
Total non-performing assets as a percentage of loans plus
    non-performing assets                                              0.48%            0.67%
                                                                     ======           ======

Total non-performing assets declined $918,000 or 11.5% to $7,092,000 as of September 30, 2004. Non-performing loans as a percentage of total assets declined to 0.36% as of September 30, 2004, from 0.53% as of December 31, 2004. Loans 90 days past due and still accruing were $1,215,000 or 0.08% of total loans as of September 30, 2004, compared to $581,000 or 0.05% of total loans as of December 31, 2003. The balance of other real estate owned increased $121,000 to $4,902,000 as of September 30, 2004, compared to $4,781,000 as of December 31, 2003.

In September, 2003, upon completion of foreclosure proceedings, Busey Bank became owner of a hotel property in Bloomington, Illinois. In December, 2003, ownership of this property was transferred to First Busey Resources, Inc., a nonbank subsidiary of First Busey Corporation. Although the Corporation continues to market

                                                                        16 of 39
this property for sale, after holding title for one year, the Corporation began to depreciate the property and its contents for book purposes during September, 2004. Depreciation expense of $17,000 was included in other operating expenses as were all other expenses associated with holding and maintaining properties held in other real estate owned. The carrying value of this hotel property, included in other real estate owned, was $3,996,000 as of September 30, 2004 and $4,006,000 as of December 31, 2003.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $5,803,000 at September 30, 2004, as compared to $10,566,000 as of December 31, 2003. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO SEPTEMBER 30, 2003

SUMMARY

Net income for the nine months ended September 30, 2004, increased 7.6% to $16,685,000 as compared to $15,508,000 for the comparable period in 2003. Year-to-date diluted earnings per share increased 6.6% to $0.81 for the nine months ending September 30, 2004, as compared to $0.76 for the same period in 2003. As a result of the common stock split effective on August 3, 2004, all share and per share data have been retroactively adjusted to effect a three-for-two stock split as if it had occurred on January 1, 2003.

The Corporation's return on average assets was 1.32% for the nine months ended September 30, 2004, as compared to 1.43% for the comparable period in 2003. The Corporation's return on average shareholders' equity was 17.34% for the nine months ended September 30, 2004, as compared to 17.20% for the same period in 2003.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $211,228,000 or 15.5% to $1,574,597,000 for the nine months ending September 30, 2004, as compared to $1,363,369,000 for the same period last year. This growth is due primarily to growth in the average balance of loans offset partially by declines in the average balances of Federal funds sold, U.S. Government obligations, and obligations of state and political subdivisions.

Interest-bearing liabilities averaged $1,377,580,000 during the first nine months of 2004, an increase of $199,764,000 or 17.0% from the average balance of $1,177,816,000 for the same period in 2003. This growth is due primarily to growth in the average balances of all categories of interest-bearing liabilities.

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

Net interest income, on a fully taxable equivalent basis, increased $4,521,000 or 12.2% to $41,454,000 for the nine months ended September 30, 2004, compared to $36,933,000 for the comparable period in 2003. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.52% for the nine months ended September 30, 2004, as compared to

                                                                        17 of 39

3.62% for the comparable period in 2003. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.29% for the nine months ended September 30, 2004, compared to 3.40% for the comparable period in 2003.

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2004, was $62,403,000, which is $5,859,000 or 10.4% higher than the
$56,544,000 earned during the comparable period in 2003. The average yield on interest-earning assets declined 26 basis points to 5.29% for the nine months ended September 30, 2004, compared to 5.55% for the comparable period in 2003. Declines in the yield on loans and U.S. Government obligation investments partially offset the growth in the average balance of loans.

Interest expense for the nine months ended September 30, 2004, was $20,949,000, which is $1,338,000 or 6.8% higher than the $19,611,000 for the comparable period in 2003. The average rate paid on interest-bearing liabilities declined 20 basis points to 2.03% for the nine months ended September 30, 2004, compared to 2.23% for the comparable period in 2003. With the exception of interest-bearing transaction deposits, the average rates paid on all categories of interest-bearing liabilities were lower during the first nine months of 2004 than in the comparable period in 2003.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses of $2,320,000 during the nine months ended September 30, 2004, is $942,000 more than the $1,378,000 recorded during the comparable period in 2003. The provision and net charge-offs of $1,915,000 for the nine-month period ending September 30, 2004, resulted in the allowance representing 1.27% of total loans and 865% of non-performing loans as of September 30, 2004, as compared to the allowance representing 1.36% of outstanding loans and 504% of non-performing loans as of December 31, 2003. Net charge-offs for the first nine months of 2004 were $1,915,000 compared to $107,000 for the comparable period in 2003. The net chargeoff ratio (net charge-offs as a percentage of average loans) was 0.14% for the nine-month period ending September 30, 2004, reflecting an increase from 0.01% for the same period in 2003. Of the net chargeoffs recognized during the first nine months of 2004, $1,394,000 was related to one commercial customer. Busey Bank has no additional balances in nonaccrual loans to this customer as of September 30, 2004. The adequacy of the allowance for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, decreased $2,083,000 or 11.1% to $16,659,000 for the nine months ended September 30, 2004, compared to $18,742,000 for the same period in 2003. The decrease is due primarily to a decline in gains on the sale of mortgage loans which was only partially offset by growth in trust fees, commissions and brokers' fees, service charges, and other operating income.

During the first nine months of 2004 the Corporation recognized gains of $1,984,000 on the sale of $139,699,000 in mortgage loans compared to gains of $5,833,000 on the sale of $393,885,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. While mortgage loan originations and sales volumes are down considerably from 2003, management anticipates continued sales from current production. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.

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

                                                                        18 of 39

During the second quarter of 2003, the Corporation recorded a valuation allowance of $215,000 to the carrying value of its mortgage servicing assets as loans in the Corporation's sold loan portfolio were prepaying more rapidly than anticipated when the loans were sold. Mortgage servicing asset amortization of $851,000 and the valuation allowance of $215,000 were recorded as charges against the servicing income on sold mortgage loans and were included in other operating income. The Corporation recorded no such adjustment in 2004, but has recognized mortgage servicing asset amortization expense of $876,000 during the nine months ended September 30, 2004.

During the nine months ending September 30, 2004, the Corporation recognized security gains of approximately $657,000 after income taxes, representing 3.9% of net income. During the same period in 2003, security gains of approximately $194,000 after income taxes were recognized, representing 1.3% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a six-year period.

Total other expenses increased $424,000 or 1.4% to $30,813,000 for the nine months ending September 30, 2004, compared to $30,389,000 for the comparable period in 2003. Salaries and wage expense decreased $232,000 or 1.6% to $14,353,000 for the nine months ended September 30, 2004, as compared to $14,585,000 during the same period last year. The decline in salary expense is due primarily to lower commission payments and other incentive compensation programs for associates involved in originating, processing, and selling mortgage loans held for sale.

Other operating expenses decreased $278,000 or 4.4% to $6,035,000 for the nine months ending September 30, 2004, as compared to $6,313,000 for the comparable period in 2003. During the first nine months of 2003, Busey Bank recorded valuation adjustments of $694,000 on the carrying value of properties held in its other real estate owned inventory. The Corporation has recognized $17,000 in depreciation expense on property held in other real estate owned during the nine months ended September 30, 2004.

Income taxes for the nine months ended September 30, 2004, increased to $8,431,000 as compared to $7,767,000 for the comparable period in 2003. As a percentage of income before taxes, the provision for income taxes increased slightly to 33.6% for the nine months ended September 30, 2004, from 33.4% for the comparable period in 2003.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO SEPTEMBER 30, 2003

SUMMARY

Net income for three months ended September 30, 2004, increased $474,000 or 8.9% to $5,784,000 as compared to $5,310,000 for the three months ending September 30, 2003. Diluted earnings per share increased $0.02 or 7.7% to $0.28 for the three months ending September 30, 2004, as compared to $0.26 for the comparable period in 2003. As a result of the common stock split effective on August 3, 2004, all share and per share data have been retroactively adjusted to effect a three-for-two stock split as if it had occured on January 1, 2003.

The Corporation's return on average assets was 1.20% for the three-month period ending September 30, 2004, compared to 1.42% for the comparable period in 2003. The return on average shareholders' equity was 17.51% for the three-month period ending September 30, 2004, compared to 17.07% for the comparable period in 2003.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $379,875,000 or 27.2% to $1,777,575,000 for the three months ended September 30, 2004, as compared to $1,397,700,000 for the comparable period last year. This is due primarily to growth in the average balance of outstanding loans.

                                                                        19 of 39

Interest-bearing liabilities averaged $1,589,931,000 during the three months ended September 30, 2004, an increase of $389,483,000 or 32.4% from the average balance of $1,200,448,000 for the comparable period in 2003. This growth is due to increases in the average balances of all categories of interest-earning assets, short-term borrowings.

Net interest income on a fully taxable equivalent basis, increased $2,581,000 or 20.5% to $15,192,000 for the three months ended September 30, 2004, compared to $12,611,000 for the comparable period in 2003. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.39% for the three months ended September 30, 2004, as compared to 3.58% for the comparable period in 2003. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.15% for the three months ended September 30, 2004, compared to 3.36% for the comparable period in 2003.

Interest income, on a taxable equivalent basis, for the three months ended September 30, 2004, was $23,629,000, which is $4,900,000 or 26.2% higher than the $18,729,000 earned during the comparable period in 2003. The average yield on interest-earning assets declined 5 basis points to 5.27% for the three months ended September 30, 2004, compared to 5.32% for the three months ended September 30, 2003. The decline in yields is due primarily to declines in the average yield earned on U.S. Government obligations and loans.

Interest expense for the three months ended September 30, 2004, was $8,437,000, which is $2,319,000 or 37.9% higher than the $6,118,000 for the comparable period in 2003. The average rate paid on interest-bearing liabilities increased 9 basis points to 2.11% for the three months ended September 30, 2004, compared to 2.02% for the comparable period in 2003. Increases in the average rates paid on interest-bearing transaction deposits, savings deposits, and money market deposits partially offset the decline in average rates paid on time deposits, long-term debt, and junior subordinated debt owed to unconsolidated trusts.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security transactions, declined $76,000 or 1.3% to $5,619,000 for the three months ended September 30, 2004, compared to $5,695,000 for the same period in 2003. A decline in gains on the sales of loans was partially offset by growth in service charges and other operating income. Gains of $703,000 were recognized on the sale of $48,988,000 of mortgage loans during the three months ending September 30, 2004, compared to gains of $1,359,000 on the sale of $156,556,000 in mortgage loans during the prior year period.

During the three-month period ending September 30, 2004, the Corporation recognized security gains of approximately $242,000, after income taxes, representing 4.2% of net income. During the comparable period in 2003, security gains of approximately $14,000, after income taxes, were recognized, representing 0.3% of net income.

Total other expenses increased $1,127,000 or 11.2% to $11,150,000 during the three months ending September 30, 2004, compared to $10,023,000 during the same period last year. Salary and wage expense increased $280,000 or 5.7% to $5,229,000 during the nine months ended September 30, 2004, as compared to $4,949,000 during the comparable period in 2003. The decline in compensation expense associated with held-for-sale mortgage loan production partially offset the increase in salary and wage expense associated with the addition of First Capital Bank.

Occupancy and furniture and equipment expenses increased $344,000 or 24.8% to $1,730,000 for the three-month period ending September 30, 2004, compared to $1,386,000 during the comparable period in 2003. This increase is due to increased rent expense for temporary office space during branch remodeling combined with reduced receipts on property leased to non-related entities.

                                                                        20 of 39

Income taxes for the three-month period ending September 30, 2004, increased to $2,691,000 as compared to $2,236,000 for the comparable period in 2003. As a percentage of income before taxes, the provision for income taxes increased to 31.8% for the three months ended September 30, 2004, from 29.6% for the comparable period in 2003.

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

                                                                        21 of 39

Following is a summary of selected financial information for the Corporation's business segments for the nine-month periods ended September 30, 2004, and September 30, 2003:

                                  Nine Months Ended September 30,
                                      2004             2003
                                   -----------      -----------
                                      (Dollars in thousands)
Interest Income:
   Busey Bank                      $    51,765      $    52,166
   Busey Bank Florida                    5,739            3,235
   First Capital Bank                    3,740                -
   Busey Investment Group                  108              112
   All Other                                97               76
                                   -----------      -----------
        Total Interest Income      $    61,449      $    55,589
                                   -----------      -----------

Interest Expense:
   Busey Bank                      $    15,505      $    16,374
   Busey Bank Florida                    1,855            1,541
   First Capital Bank                    1,329                -
   Busey Investment Group                    -                -
   All Other                             2,260            1,696
                                   -----------      -----------
        Total Interest Expense     $    20,949      $    19,611
                                   -----------      -----------

Other Income:
   Busey Bank                      $    11,727      $    14,163
   Busey Bank Florida                      377              430
   First Capital Bank                      384                -
   Busey Investment Group                5,498            4,845
   All Other                              (237)            (374)
                                   -----------      -----------
        Total Other Income         $    17,749      $    19,064
                                   -----------      -----------

Net Income:
   Busey Bank                      $    15,189      $    15,348
   Busey Bank Florida                    1,021              169
   First Capital Bank                      656                -
   Busey Investment Group                1,534            1,195
   All Other                            (1,715)          (1,204)
                                   -----------      -----------
        Total Net Income           $    16,685      $    15,508
                                   -----------      -----------

Goodwill:
   Busey Bank                      $     5,832      $     5,832
   Busey Bank Florida                        -                -
   First Capital Bank                   24,467                -
   Busey Investment Group                    -                -
   All Other                             1,548            1,548
                                   -----------      -----------
        Total Goodwill             $    31,847      $     7,380
                                   -----------      -----------

Net Assets:
   Busey Bank                      $ 1,529,292      $ 1,376,114
   Busey Bank Florida                  161,924          107,657
   First Capital Bank                  260,262                -
   Busey Investment Group                6,159            5,795
   All Other                             7,861            4,619
                                   -----------      -----------
        Total Assets               $ 1,965,498      $ 1,494,185
                                   -----------      -----------

                                                                        22 of 39

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

The Corporation's primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayments, deposits, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of September 30, 2004. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first nine months of 2004 the Corporation originated $116,948,000 and sold $139,699,000 in mortgage loans for sale compared to originations of $364,547,000 and sales of $393,885,000 during the first nine months of 2003. As of September 30, 2004, the Corporation held $9,631,000 in loans held for sale. Management intends to sell these loans during the fourth quarter of 2004.

On June 1, 2004, First Busey Corporation completed the acquisition of First Capital Bankshares, Inc. of Peoria, Illinois, the holding company of First Capital Bank. In order to partially fund this transaction First Busey issued $15,000,000 in trust preferred securities through First Busey Statutory Trust
II. These securities were issued in April, 2004. The balance of the purchase price was financed by borrowed funds in the form of a note payable which requires annual principal reductions of $4,000,000 beginning in January, 2005, and matures in June, 2011. The Corporation intends to review various alternatives for refinancing this note on a long-term basis and will determine its course of action in 2005.

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

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of September 30, 2004 and 2003, the Corporation had outstanding loan commitments including lines of credit of $368,768,000 and $237,255,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

                                                                        23 of 39

The following table summarizes significant contractual obligations and other commitments as of September 30, 2004:

                                 Securities
                                 Sold under
                                Agreements to                   Junior
                               Repurchase and                Subordinated
                                 Short- and                  Debt Owed to
                Certificates      Long-term                 Unconsolidated
Due Within       of Deposit      Borrowings       Leases         Trusts         Total
----------      ------------   ---------------    ------    --------------     --------
                                          (Dollars in thousands)
1 year            $396,607        $ 90,916        $  882        $     -        $488,405
2 years            128,814          30,272           851              -         159,937
3 years             92,814          25,223           824              -         118,861
4 years             23,548          41,373           689              -          65,610
5 years             31,723          17,372           314              -          49,409
Thereafter             252          16,915           290         40,000          57,457
                  --------        --------        ------        -------        --------
Total             $673,758        $222,071        $3,850        $40,000        $939,679
                  ========        ========        ======        =======        ========

Net cash flows provided by operating activities totaled $43,532,000 during the nine months ended September 30, 2004, compared to $46,611,000 during the prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of loans held for sale. Operating cash flow decreased during the first nine months of 2004 compared to the same period in 2003 due primarily to lower mortgage loan sale activity. During the first nine months of 2004 the Corporation originated $116,948,000 in loans held for sale and generated $141,683,000 from the sale of held-for-sale loans resulting in net cash provided by loan originations and sale of $24,735,000. During the comparable period in 2003, the Corporation originated $364,547,000 in held-for-sale loans and generated $399,718,000 from the sale of held-for-sale loans leading to net cash provided by loan originations and sale of $34,171,000.

Net cash used in investing activities was $260,056,000 for the nine months ended September 30, 2004, compared to $91,818,000 for the comparable period in 2003. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation's investment portfolio, loans held in the Corporation's portfolio, and subsidiary or business unit acquisition activities. During the nine months ended September 30, 2004, proceeds from the sales and maturities of securities classified as available for sale totaled $99,673,000, and the Corporation purchased $122,570,000 in securities resulting in net cash used by securities activity of $22,897,000. In the comparable period of 2003 proceeds from the sales and maturities of securities classified as available for sale totaled $178,813,000, and the Corporation purchased $195,311,000 in securities resulting in net cash used by securities activity of $16,498,000. The Corporation's loan portfolio increased $148,932,000 during the first nine months of 2004, compared to an increase of $73,639,000 in the comparable period of 2003. During June, 2004, the Corporation purchased the outstanding shares of First Capital Bankshares resulting in the net use of $35,990,000.

Net cash provided by financing activities was $226,044,000 during the first nine months of 2004 compared to $41,586,000 for the comparable period in 2003. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt. Deposits, which are the Corporation's primary funding source, grew $154,967,000 during the first nine months of 2004, compared to a net decrease of $926,000 during the comparable period in 2003. The Corporation has increased its use of short-term and long-term advances from the Federal Home Loan Banks of Chicago and Atlanta to partially fund loan growth. The Corporation issued junior subordinated debt and increased long-term debt to fund the acquisition of First Capital Bankshares in June, 2004.

                                                                        24 of 39

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 2004, the Corporation earned $16,685,000 and paid dividends of $7,729,000 to stockholders, resulting in a retention of current earnings of $8,956,000. The Corporation's dividend payout ratio for the nine months ended September 30, 2004 was 46.3%.

The Corporation and the Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2004, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

                                                                                                                 To Be Well
                                                                                                            Capitalized Under
                                                                                   For Capital              Prompt Corrective
                                                      Actual                   Adequacy Purposes            Action Provisions
                                               ---------------------         ---------------------        ---------------------
                                                Amount         Ratio          Amount         Ratio         Amount         Ratio
                                               --------        -----         --------        -----        --------        -----
                                                                            (Dollars in thousands)
AS OF SEPTEMBER 30, 2004:

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
   Consolidated                                $153,030        10.57%        $115,782         8.00%            N/A          N/A
   Busey Bank                                  $125,437        10.91%        $ 91,946         8.00%       $114,932        10.00%
   Busey Bank Florida                          $ 13,572        10.97%        $  9,895         8.00%       $ 12,369        10.00%
   First Capital Bank                          $ 17,302        11.31%        $ 12,241         8.00%       $ 15,301        10.00%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
   Consolidated                                $129,458         8.95%        $ 57,891         4.00%       $    N/A          N/A
   Busey Bank                                  $106,438         9.26%        $ 45,973         4.00%       $ 68,959         6.00%
   Busey Bank Florida                          $ 12,140         9.82%        $  4,948         4.00%       $  7,422         6.00%
   First Capital Bank                          $ 15,387        10.06%        $  6,121         4.00%       $  9,181         6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
   Consolidated                                $129,458         6.95%        $ 74,493         4.00%            N/A          N/A
   Busey Bank                                  $106,348         7.22%        $ 58,982         4.00%       $ 73,727         5.00%
   Busey Bank Florida                          $ 12,140         8.34%        $  5,821         4.00%       $  7,276         5.00%
   First Capital Bank                          $ 15,387         6.72%        $  9,157         4.00%       $ 11,447         5.00%

                                                                        25 of 39

                                                                                               To Be Well
                                                                                           Capitalized Under
                                                                        For Capital        Prompt Corrective
                                                   Actual            Adequacy Purposes     Action Provisions
                                             ------------------      -------     -----     --------     -----
                                              Amount      Ratio      Amount      Ratio      Amount      Ratio
                                             --------     -----      -------     -----     --------     -----
                                                                  (Dollars in thousands)
AS OF DECEMBER 31, 2003:

TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
   Consolidated                              $150,545     13.33%     $90,350      8.00%         N/A       N/A
   Busey Bank                                $117,133     11.30%     $82,934      8.00%    $103,667      10.0%
   Busey Bank Florida                        $ 12,402     15.50%     $ 6,402      8.00%    $  8,003      10.0%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
   Consolidated                              $131,277     11.62%     $45,175      4.00%         N/A       N/A
   Busey Bank                                $ 99,920      9.64%     $41,467      4.00%    $ 62,201      6.00%
   Busey Bank Florida                        $ 11,514     14.39%     $ 3,201      4.00%    $  4,802      6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
   Consolidated                              $131,277      8.85%     $59,363      4.00%         N/A       N/A
   Busey Bank                                $ 99,920      7.33%     $54,543      4.00%    $ 68,179      5.00%
   Busey Bank Florida                        $ 11,514     10.16%     $ 4,533      4.00%    $  5,666      5.00%

                                                                        26 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                      2004                                      2003
                                                                      ----                                      ----
                                                   Average           Income/        Yield/      Average        Income/    Yield/
                                                   Balance           Expense         Rate       Balance        Expense     Rate
                                                 -----------       -----------      ------     ----------      -------    ------
                                                                            (Dollars in thousands)
ASSETS
    Federal funds sold                           $     8,491       $        93       1.46%     $   14,194      $   114     1.07%
    Investment securities
        U.S. Government obligations                  151,178             2,968       2.62%        166,149        4,050     3.26%
        Obligations of states and political
            subdivisions (1)                          48,847             2,197       6.01%         51,934        2,374     6.11%
        Other securities                              43,248             1,156       3.57%         26,455          657     3.32%
    Loans (net of unearned interest) (1) (2)       1,322,833            55,989       5.65%      1,104,637       49,349     5.97%
                                                 -----------       -----------                 ----------      -------
    Total interest earning assets                $ 1,574,597       $    62,403       5.29%     $1,363,369      $56,544     5.55%
                                                                   ===========                                 =======

    Cash and due from banks                           45,024                                       37,373
    Premises and equipment                            24,060                                       25,666
    Allowance for loan losses                        (17,353)                                     (16,069)
    Other assets                                      59,275                                       43,719
                                                 -----------                                   ----------
Total Assets                                     $ 1,685,603                                   $1,454,058
                                                 ===========                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits        $    24,539       $       120       0.65%     $   17,956      $    70     0.52%
    Savings deposits                                 111,899               514       0.61%        105,308          578     0.73%
    Money market deposits                            496,296             2,712       0.73%        440,993        2,616     0.79%
    Time deposits                                    547,117            11,512       2.81%        499,267       11,928     3.19%
    Short-term borrowings:
        Federal funds purchased                        6,606                63       1.27%          3,349           36     1.44%
        Repurchase agreements                         21,330               182       1.14%          7,495           91     1.62%
        Other                                          8,636               107       1.66%              -            -        -
    Long-term debt                                   127,157             3,803       3.99%         78,448        2,604     4.44%
   Junior subordinated debt owed
      To unconsolidated trust                         34,000             1,936       7.61%         25,000        1,688     9.03%
                                                 -----------       -----------                 ----------      -------
    Total interest-bearing liabilities           $ 1,377,580       $    20,949       2.03%     $1,177,816      $19,611     2.23%
                                                                   ===========                                 =======
    Net interest spread                                                              3.26%                                 3.32%
                                                                                     ====                                  ====

    Demand deposits                                  170,476                                      146,336
    Other liabilities                                  9,046                                        9,362
    Stockholders' equity                             128,501                                      120,544
                                                 -----------                                   ----------
Total Liabilities and Stockholders' Equity       $ 1,685,603                                   $1,454,058
                                                 ===========                                   ==========

Interest income / earning assets (1)             $ 1,574,597       $    62,403       5.29%     $1,363,369      $56,544     5.55%
Interest expense / earning assets                $ 1,574,597       $    20,949       1.77%     $1,363,369      $19,611     1.93%
                                                                   -----------       ----                      -------     ----
Net interest margin (1)                                            $    41,454       3.52%                     $36,933     3.62%
                                                                   ===========       ====                      =======     ====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        27 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                     Change due to(1)

                                                             Average      Average       Total
                                                             Volume     Yield/Rate     Change
                                                             -------    ----------     -------
                                                                  (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                       $   (54)     $    33      $   (21)
    Investment securities:
        U.S. Government obligations                             (342)        (740)      (1,082)
        Obligations of states and political
            subdivisions (2)                                    (139)         (38)        (177)
        Other securities                                         370          129          499
    Loans (2)                                                  9,343       (2,703)       6,640
                                                             -------      -------      -------
Change in interest income (2)                                $ 9,178      $(3,319)     $ 5,859
                                                             -------      -------      -------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                    $    29      $    21      $    50
    Savings deposits                                              35          (99)         (64)
    Money market deposits                                        312         (216)          96
    Time deposits                                              1,082       (1,498)        (416)
    Short-term borrowings:
        Federal funds purchased                                   31           (4)          27
        Repurchase agreements                                    126          (35)          91
        Other                                                    107            -          107
    Long-term debt                                             1,479         (280)       1,199
   Junior subordinated debt owed to unconsolidated trust         541         (293)         248
                                                             -------      -------      -------
Change in interest expense                                   $ 3,742      $(2,404)     $ 1,338
                                                             -------      -------      -------
Increase in net interest income (2)                          $ 5,436      $  (915)     $ 4,521
                                                             =======      =======      =======

(1)    Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

                                                                        28 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                      2004                                      2003
                                                                      ----                                      ----
                                                   Average           Income/        Yield/       Average       Income/    Yield/
                                                   Balance           Expense         Rate        Balance       Expense     Rate
                                                 -----------       -----------      ------     ----------      -------    ------
                                                                             (Dollars in thousands)
ASSETS
    Federal funds sold                           $    17,355       $        65       1.49%     $   15,653      $    37     0.94%
    Investment securities
        U.S. Government obligations                  171,064             1,078       2.50%        170,708        1,229     2.86%
        Obligations of states and political
            subdivisions (1)                          52,447               774       5.85%         52,219          788     5.99%
        Other securities                              63,177               547       3.44%         28,321          253     3.54%
    Loans (net of unearned interest) (1) (2)       1,473,532            21,165       5.70%      1,130,799       16,422     5.76%
                                                 -----------       -----------                 ----------      -------
    Total interest earning assets                $ 1,777,575       $    23,629       5.27%     $1,397,700      $18,729     5.32%
                                                                   ===========                                 =======

    Cash and due from banks                           49,323                                       36,998
    Premises and equipment                            26,356                                       24,150
    Allowance for loan losses                        (18,506)                                     (16,439)
    Other assets                                      78,632                                       46,350
                                                 -----------                                   ----------
Total Assets                                     $ 1,913,380                                   $1,488,759
                                                 ===========                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits        $    29,637       $        66       0.88%     $   17,855      $    19     0.42%
    Savings deposits                                 112,567               194       0.68%        107,243          149     0.55%
    Money market deposits                            539,988             1,166       0.86%        466,244          788     0.67%
    Time deposits                                    645,533             4,535       2.79%        488,651        3,636     2.95%
    Short-term borrowings:
        Federal funds purchased                        1,734                 8       1.83%          3,093           10     1.28%
        Repurchase agreements                         38,673               120       1.23%          7,864           20     1.01%
        Other                                         13,076                61       1.85%              -            -        -
    Long-term debt                                   168,723             1,572       3.70%         84,498          933     4.38%
   Junior subordinated debt owed
      to unconsolidated trust                         40,000               715       7.09%         25,000          563     8.93%
                                                 -----------       -----------                 ----------      -------
    Total interest-bearing liabilities           $ 1,589,931       $     8,437       2.11%     $1,200,448      $ 6,118     2.02%
                                                                   ===========                                 =======

    Net interest spread                                                              3.16%                                 3.30%
                                                                                     ====                                  ====

    Demand deposits                                  182,363                                      156,258
    Other liabilities                                 10,001                                        8,668
    Stockholders' equity                             131,085                                      123,385
                                                 -----------                                   ----------
Total Liabilities and Stockholders' Equity       $ 1,913,380                                   $1,488,759
                                                 ===========                                   ==========

Interest income / earning assets (1)             $ 1,777,575       $    23,629       5.27%     $1,397,700      $18,729     5.32%
Interest expense / earning assets                $ 1,777,575       $     8,437       1.88%     $1,397,000      $ 6,118     1.74%
                                                                   -----------       ----                      -------     ----
Net interest margin (1)                                            $    15,192       3.39%                     $12,611     3.58%
                                                                   ===========       ====                      =======     ====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        29 of 39

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                     Change due to(1)

                                                             Average     Average      Total
                                                             Volume     Yield/Rate    Change
                                                             -------    ----------   -------
                                                                 (Dollars in thousands)
Increase (decrease) in interest income:
    Federal funds sold                                       $     4      $  24      $    28
    Investment securities:
        U.S. Government obligations                                3       (154)        (151)
        Obligations of states and political
            subdivisions (2)                                       3        (17)         (14)
        Other securities                                         302         (8)         294
    Loans (2)                                                  4,921       (178)       4,743
                                                             -------      -----      -------
Change in interest income (2)                                $ 5,233      $(333)     $ 4,900
                                                             -------      -----      -------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                    $    18      $  29      $    47
    Savings deposits                                               8         37           45
    Money market deposits                                        137        241          378
    Time deposits                                              1,088       (189)         899
    Short-term borrowings:
        Federal funds purchased                                   (5)         3           (2)
        Repurchase agreements                                     96          4          100
        Other                                                     61          -           61
    Long-term debt                                               758       (119)         639
   Junior subordinated debt owed to unconsolidated trust         232        (80)         152
                                                             -------      -----      -------
Change in interest expense                                   $ 2,393      $ (74)     $ 2,319
                                                             -------      -----      -------
Increase in net interest income (2)                          $ 2,840      $(259)     $ 2,581
                                                             =======      =====      =======

(1)    Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2004 and 2003.

                                                                        30 of 39

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

                                                                        31 of 39

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 2004:

                                                                        Rate Sensitive Within
                                         ------------------------------------------------------------------------------------
                                           1-30           31-90         91-180       181 Days -        Over
                                           Days           Days           Days          1 Year         1 Year         Total
                                         ---------      ---------      ---------      ---------      --------      ----------
                                                                       (Dollars in thousands)
Interest-bearing deposits                $   7,705      $       -      $       -      $       -      $      -      $    7,705
Federal funds sold                          50,650              -              -              -             -          50,650
Investment securities
    U.S. Governments                         9,633         15,994         13,027         31,347       119,724         189,725
    Obligations of states and
        political subdivisions               1,049          6,166          4,099          1,535        40,357          53,206
    Other securities                        14,241              -            349          1,252        39,587          55,429
Loans (net of unearned int.)               654,983         85,501         96,985        155,542       475,248       1,468,259
                                         ---------      ---------      ---------      ---------      --------      ----------
    Total rate-sensitive assets          $ 738,261      $ 107,661      $ 114,460      $ 189,676      $674,916      $1,824,974
                                         ---------      ---------      ---------      ---------      --------      ----------

Interest bearing transaction
    deposits                             $  56,051      $       -      $       -      $       -      $      -      $   56,051
Savings deposits                           110,672              -              -              -             -         110,672
Money market deposits                      532,442              -              -              -             -         532,442
Time deposits                               83,579         82,733        109,127        149,595       248,724         673,758
Short-term borrowings:
    Repurchase agreements                   39,025              -              -              -             -          39,025
    Other                                        -              -          2,250          9,000             -          11,250
Long-term debt                               5,048          1,000         47,353         15,695       102,700         171,796
Junior subordinated debt owed
    to unconsolidated trusts                     -         15,000              -              -        25,000          40,000
                                         ---------      ---------      ---------      ---------      --------      ----------
    Total rate-sensitive liabilities     $ 826,817      $  98,733      $ 158,730      $ 174,290      $376,424      $1,634,994
    Rate-sensitive assets less
        rate-sensitive liabilities       $ (88,556)     $   8,928      $ (44,270)     $  15,386      $298,492      $  189,980
                                         ---------      ---------      ---------      ---------      --------      ----------
    Cumulative Gap                       $ (88,556)     $ (79,628)     $(123,898)     $(108,512)     $189,980
                                         =========      =========      =========      =========      ========
    Cumulative amounts as a
        percentage of total
        rate-sensitive assets                -4.85%         -4.36%         -6.79%         -5.95%        10.41%
                                         =========      =========      =========      =========      ========
    Cumulative ratio                          0.89           0.91           0.89           0.91          1.12
                                         =========      =========      =========      =========      ========

The funds management policy of First Busey Corporation require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of September 30, 2004, the Banks and the Corporation, on a consolidated basis, are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $88.6 million in the 1-30 day repricing period as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days with the exception of the 91-180 days repricing period. On a cumulative basis, the gap remains liability sensitive through 180 days. The composition of the gap structure at September 30, 2004 indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

The committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming

                                                                        32 of 39
permanent instantaneous shifts of +/-100 basis points and +200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at September 30, 2004, balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at September 30, 2004, and December 31, 2003 was as follows:

                          Basis Point Changes
                       -------------------------
                        -100      +100      +200
                       -------    -----     -----
September 30, 2004     (5.06%)    1.33%     2.64%
December 31, 2003      (5.57%)    3.05%     6.06%

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

                                                                        33 of 39

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

                                                            Total         Maximum
                                                          Number of      Number of
                                                            Shares        Shares
                                                          Purchased      that May
                                                         as Part of       Yet Be
                               Total                      Publicly       Purchased
                             Number of       Average      Announced      Under the
                              Shares     Price Paid per   Plans or       Plans or
                           Purchased(2)      Share(2)    Programs(2)    Programs(1,2)
                           -----------   --------------  -----------   --------------
January 1 - 31, 2004                -        $    -              -        134,616
February 1 - 29, 2004               -             -              -        884,616
March 1 - 31, 2004             33,750         18.07         33,750        850,866
April 1 - 30, 2004              9,900         18.47          9,900        840,966
May 1 - 31, 2004               30,000         18.15         30,000        810,966
June 1 - 30, 2004              30,000         18.28         30,000        780,966
July 1 - 31, 2004              15,000         18.73         15,000        765,966
August 1 - 31, 2004                77         19.04             77        765,889
September 1 - 30, 2004              -             -              -        765,889
                              -------        ------        -------
Total                         118,727        $18.26        118,727

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

(2) Share and per share amounts have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2004.

ITEM 3:  Defaults Upon Senior Securities
         Not Applicable

ITEM 4:  None

ITEM 5:  Other Information

         (a) None
         (b) Not applicable

                                                                        34 of 39

ITEM 6:  Exhibits
         (a.) Exhibits

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

         (b.) On July 20, 2004, First Busey Corporation filed a report on Form
              8-K (Item 7) dated July 19, 2004, releasing its financial results for the three months ending June 30, 2004.

              On July 29, 2004, First Busey Corporation filed a report on Form 8-K (Item 5) dated July 28, 2004, announcing the declaration of a three-for-two stock split.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FIRST BUSEY CORPORATION
                                       (REGISTRANT)

                                      By: //Douglas C. Mills//
                                          --------------------------------------
                                          Douglas C. Mills
                                          Chairman of the Board and Chief
                                          Executive Officer

                                      By: //Barbara J. Harrington//
                                          --------------------------------------
                                          Barbara J. Harrington
                                          Chief Financial Officer
                                          (Principal financial and accounting
                                          officer)

Date: November 9, 2004

                                                                        35 of 39