Form 10-K
period 2004-12-31
FIRST BUSEY CORP /NV/
filed 2005-03-16
CIK 314489

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

      The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates was $238,119,323 based on the closing price for the stock as reported on The Nasdaq Stock Market as of June 30, 2004, or as of the last business day of the registrants most recently completed second fiscal quarter.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

              Class                                 Outstanding at March 1, 2005
              -----                                 ----------------------------
Common Stock, without par value                             20,577,651

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement dated March 16, 2005, for First Busey Corporation's Annual Meeting of Stockholders to be held April 26, 2005, (the "2005 Proxy Statement") are incorporated by reference into Part III.

                      (This page intentionally left blank)

                             FIRST BUSEY CORPORATION
                             Form 10-K Annual Report

                                Table of Contents

PART 1

Item 1    Business.........................................................................   4
Item 2    Properties.......................................................................   8
Item 3    Legal Proceedings................................................................   9
Item 4    Submission of Matters to a Vote of Security Holders..............................   9

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
          Purchases of Equity Securities...................................................  10
Item 6    Selected Financial Data..........................................................  12
Item 7    Management's Discussion and Analysis of Financial Condition and Results of
          Operations.......................................................................  14
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.......................  32
Item 8    Financial Statements and Supplementary Data......................................  34
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.......................................................................  34
Item 9A   Controls and Procedures..........................................................  34
Item 9B   Other Information................................................................  34

PART III

Item 10   Directors and Executive Officers of the Registrant...............................  35
Item 11   Executive Compensation...........................................................  35
Item 12   Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters..............................................................  35
Item 13   Certain Relationships and Related Transactions...................................  35
Item 14   Principal Accountant Fees and Services...........................................  35

PART IV

Item 15   Exhibits, Financial Statement Schedules and reports on Form 8-K..................  36

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

      First Busey Corporation ("First Busey" or the "Corporation"), a Nevada Corporation, is a $1.964 billion financial holding company which was initially organized as a bank holding company in 1980. First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 26 locations. First Busey is headquartered in Urbana, Illinois and its common stock is traded on The Nasdaq Stock Market under the symbol "BUSE."

BANKING AND NON-BANKING SUBSIDIARIES

      First Busey currently has three wholly owned banking subsidiaries located in three states, Busey Bank, Busey Bank Florida and First Capital Bank (the "Banks").

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

      First Busey acquired First Capital Bankshares, Inc., parent of First Capital Bank on June 1, 2004. First Capital Bank has three locations in Peoria, Illinois, and one location in Pekin, Illinois.

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

      Busey Investment Group, Inc., a wholly owned non-banking subsidiary, is located in Champaign, Illinois. Busey Investment Group is the parent company of:
(1) First Busey Trust & Investment Co., which is exclusively dedicated to providing a full range of trust and investment management services, including estate and financial planning, tax preparation, custody services and philanthropic advisory services; (2) First Busey Securities, Inc., which is a full-service broker/dealer and provides individual investment advice; and (3) Busey Insurance Services, Inc., which offers a variety of insurance products. Busey Capital Management is a wholly-owned subsidiary of First Busey Trust & Investment Co.

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

      First Busey Statutory Trust II, a statutory business trust, was organized in the state of Connecticut in April, 2004. First Busey owns all of the common securities of First Busey Statutory Trust II.

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

      Based on information obtained from FDIC/OTS Summary of Deposits dated June, 2004, First Busey ranked first in total deposits in Champaign County, second in Ford County, fourth in McLean County, and seventh in Peoria County. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

SUPERVISION, REGULATION AND OTHER FACTORS

GENERAL

      First Busey is a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act ("BHCA"), and by the Illinois Bank Holding Company Act ("IBHCA"). First Busey's state-chartered banks are subject to regulation and examination primarily by the State of Illinois Office of Banks and Real Estate ("SIOBRE") and, secondarily, by the Federal Deposit Insurance Corporation ("FDIC"). First Busey's federally chartered capital stock savings association is subject to regulation and examination primarily by the Office of Thrift Supervision ("OTS") and, secondarily, by the FDIC. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve, SIOBRE, FDIC and OTS govern almost all aspects of the operations of the Banks. Various federal and state bodies regulate and supervise First Busey's non-banking subsidiaries including its brokerage, investment advisory and insurance agency operations. These include, but are not limited to, SIOBRE, Federal Reserve, Securities and Exchange Commission, National Association of Securities Dealers, Inc., Illinois Department of Insurance, federal and state banking regulators and various state regulators of insurance and brokerage activities.

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

EMPLOYEES

      As of December 31, 2004, First Busey and its subsidiaries had a total of 548 employees (full-time and equivalents).

EXECUTIVE OFFICERS

      Following is a description of the business experience for at least the past five years of the executive officers of the Corporation.

      DOUGLAS C. MILLS. Mr. Mills, age 64, has served as Chairman of the Board and Chief Executive Officer of First Busey Corporation since its incorporation. He has been associated with Busey Bank since 1971 when he assumed the position of Chairman of the Board. Mr. Mills' son is David D. Mills, President of Busey Bank.

      BARBARA J. KUHL. Mrs. Kuhl, age 54, has served as President and Chief Operating Officer of First Busey Corporation since November, 2000. Previously, Mrs. Kuhl served in various management capacities since joining Busey Bank in 1974. Mrs. Kuhl is married to P. David Kuhl, Chairman of the Board and Chief Executive Officer of Busey Bank.

      P. DAVID KUHL. Mr. Kuhl, age 55, has served as Chairman of the Board and Chief Executive Officer of Busey Bank since January, 2003. Previously, Mr. Kuhl served as President and Chief Executive Officer of Busey Bank from June, 1991. Prior to that, Mr. Kuhl served in various management capacities since joining Busey Bank in 1979. Mr. Kuhl has served on the Board of Directors of Busey Bank since 1991. Mr. Kuhl is married to Barbara J. Kuhl, President and Chief Operating Officer of First Busey Corporation.

      DAVID D. MILLS. Mr. Mills, age 34, has served as President and Chief Operating Officer of Busey Bank since January, 2003. Previously, he served as Vice President of First Busey Corporation from December, 2001 to January, 2003. Mr. Mills began his career with Busey Bank in December, 1998, as a Commercial Lending Officer. Mr. Mills' father is Douglas C. Mills, Chairman of the Board of First Busey Corporation.

      EDWIN A. SCHARLAU II. Mr. Scharlau, age 60, has served as chairman of the Board of Busey Investment Group, Inc. since January, 2001, and First Busey Securities, Inc. since June, 1994. Mr. Scharlau has also served as Vice-Chairman of the Board of First Busey Corporation since January, 2003. Mr. Scharlau served as Chairman of the Board of Busey Bank from June, 1991, to January, 2003. Mr. Scharlau has been associated with Busey Bank since 1964.

      BARBARA J. HARRINGTON. Mrs. Harrington, age 45, has served as Chief Financial Officer of First Busey Corporation since March, 1999. Previously, she served as Controller and Senior Vice President of Busey Bank from December, 1994 to March, 1999. Mrs. Harrington has served in various financial and accounting positions since joining the organization in December, 1991.

BUSINESS COMBINATION

      On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239,000,000 bank headquartered in Peoria, Illinois. This acquisition expanded the Corporation's banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of the assets required. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangibles of $2,383,000 are being amortized over periods ranging from three to ten years.

      Pro forma unaudited operating results for 2004 and 2003, giving effect to the First Capital Bankshares acquisition as if it had occurred as of January 1, 2003, are included in Note 2 to the Corporation's consolidated financial statements.

RECENT DEVELOPMENTS

      On February 24, 2005, the Corporation entered into an agreement with Tarpon Coast Bancorp, Inc., of Port Charlotte, Florida, to acquire the outstanding stock of Tarpon Coast for aggregate consideration of approximately $35.6 million or $27.00 per share for its outstanding shares, warrants and 120,500 options. Consideration will be in the form of common stock and cash. The agreement is subject to approval by the shareholders of Tarpon Coast and the receipt of required regulatory approvals. The transaction is currently expected to close on or before August 30, 2005.

SECURITIES AND EXCHANGE COMMISSION REPORTING AND OTHER INFORMATION

      First Busey's web site address is www.busey.com. The Corporation makes available on this web site its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on form 8-K, and amendments thereto, as reasonably practicable after such reports are filed with the Securities and Exchange Commission, and in any event, on the same day as such filing with the Securities and Exchange Commission. Reference to this web site does not constitute incorporation by reference of the information contained on the web site and should not be considered part of this document.

      First Busey Corporation has adopted a code of ethics applicable to our employees, officers, and directors. The text of this code of ethics may be found under "Investor Relations" on the Corporation's website.

ITEM 2. PROPERTIES

      The location and general character of the materially important physical properties of First Busey and its subsidiaries are as follows: First Busey, where corporate management and administration operate, is headquartered at 201 West Main Street, Urbana, Illinois. Busey Bank has properties located at 201 West Main Street, Urbana, Illinois, 909 West Kirby Avenue, Champaign, Illinois, and 301 Fairway Drive, Bloomington, Illinois. These facilities offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits, making individual, consumer, installment, first mortgage and second mortgage loans. Busey Bank Florida, located at 7980 Summerlin Lakes Drive, Fort Myers, Florida and First Capital Bank, located at 6699 Sheridan Road, Peoria, Illinois, offer similar services as

Busey Bank. Busey Investment Group, Inc., located at 502 West Windsor Road, Champaign, Illinois, through its subsidiaries, provides a full range of trust and investment management services, execution of securities transactions as a full-service broker/dealer and provide individual investment advice on equity and other securities as well as insurance agency services.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The following table presents for the periods indicated the high and low closing price for First Busey common stock as reported on The Nasdaq Stock Market.

                                   2004           2003
                               ----------------------------
Market Prices of Common Stock  High    Low    High    Low
-----------------------------  -----  -----  ------  ------
First Quarter                  18.67  17.83  $16.25  $14.93
Second Quarter                 19.60  17.97  $17.68  $15.39
Third Quarter                  20.00  18.50  $18.57  $16.31
Fourth Quarter                 21.53  18.28  $19.23  $17.33

During 2004 and 2003, First Busey declared cash dividends per share of common stock as follows:

2004        COMMON STOCK
----        ------------
January     $      .1267

April       $      .1267

July        $      .1267

October     $      .1300

2003
----
January     $      .1133

April       $      .1133

July        $      .1133

October     $      .1133

      For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1, Business, Supervision, Regulation and Other Factors, Dividends on pages 4 - 6.

      As of March 1, 2005, there were approximately 943 holders of common stock.

      The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

                                                      Total      Maximum
                                                    Number of   Number of
                                                     Shares       Shares
                                                    Purchased    that May
                                                   as Part of     Yet Be
                          Total                     Publicly    Purchased
                        Number of     Average       Announced   Under the
                          Shares   Price Paid per   Plans or     Plans or
                        Purchased      Share        Programs   Programs (1)
                        ---------  --------------  ----------  ------------
January 1 - 31, 2004           -   $            -          -      134,616
February 1 - 28, 2004          -                -          -      884,616
March 1 - 31, 2004        33,750            18.07     33,750      850,866
April 1 - 30, 2004         9,900            18.47      9,900      840,966
May 1 - 31, 2004          30,000            18.15     30,000      810,966
June 1 - 30, 2004         30,000            18.28     30,000      780,966
July 1 - 31, 2004         15,000            18.73     15,000      765,966
August 1 - 31, 2004           77            19.04         77      765,889
September 1 - 30, 2004         -                -          -      765,889
October 1 - 31, 2004           -                -          -      765,889
November 1 - 30, 2004      5,000            19.25      5,000      760,889
December 1 - 31, 2004          -                -          -      760,889
                         -------   --------------    -------
Total                    123,727   $        18.30    123,727

(1) First Busey Corporation's Board of Directors approved a stock purchase plan on March 20, 2001, for the repurchase of up to 750,000 shares of common stock. The Corporation's 2001 repurchase plan has no expiration date. First Busey Corporation's board of directors approved a stock purchase plan on February 17, 2004, for the repurchase of up to an additional 750,000 shares of common stock. The Corporation's 2004 repurchase plan has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

      The following selected financial data for each of the five years in the period ended December 31, 2004, have been derived from First Busey's audited consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2004, which appear elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

                                          2004         2003         2002         2001         2000
                                       ----------   ----------   ----------   ----------   ----------
                                               (dollars in thousands, except per share data)
BALANCE SHEET ITEMS
     Securities available for sale     $  352,256   $  224,733   $  233,830   $  210,869   $  228,597
     Loans                              1,475,900    1,192,396    1,101,043      978,106      984,369
     Allowance for loan losses             19,217       16,228       15,460       13,688       12,268
     Total assets                       1,964,441    1,522,084    1,435,578    1,300,689    1,355,044
     Total deposits                     1,558,822    1,256,595    1,213,605    1,105,999    1,148,787
     Long-term debt                       165,374       92,853       71,759       47,021       55,259
     Junior subordinated debt owed to
        unconsolidated trusts              40,000       25,000       25,000       25,000            -
     Stockholders' equity                 138,872      125,177      115,163      105,790       92,325
RESULTS OF OPERATIONS
     Interest and dividend income      $   85,919   $   73,849   $   76,085   $   89,985   $   93,242
     Interest expense                      30,041       25,618       30,494       46,435       50,476
     Net interest income                   55,878       48,231       45,591       43,550       42,766
     Provision for loan losses              2,905        3,058        3,125        2,020        2,515
     Net income(1)                         22,454       19,864       17,904       15,653       14,053
PER SHARE DATA(2)
     Diluted earnings                  $     1.09   $     0.97   $     0.87   $     0.77   $     0.69
     Cash dividends                          0.51         0.45         0.40         0.35         0.32
     Book value(3)                           6.74         6.10         5.66         5.16         4.58
     Closing price                          20.87        18.00        15.37        14.32        13.29
OTHER INFORMATION
     Return on average assets                1.28%        1.35%        1.33%        1.19%        1.12%
     Return on average equity               17.23%       16.34%       16.31%       15.80%       16.56%
     Net interest margin (4)                 3.49%        3.60%        3.74%        3.64%        3.74%
     Stockholders' equity to assets          7.07%        8.22%        8.02%        8.13%        6.81%

(1) Effective January 1, 2002, First Busey adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

(2) Per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2000.

(3) Total capital divided by shares outstanding as of period end.

(4) Calculated as a percent of average earning assets.

      A reconcilation of First Busey's Consolidated Statements of Income for each of the five years ending December 31, 2004, from amounts reported to amounts exclusive of goodwill amortization is shown below:

FINANCIAL ACCOUNTING STANDARDS NO. 142 DISCLOSURE

                                                2004        2003        2002        2001        2000
                                             ----------  ----------  ----------  ----------  ----------
                                                    (dollars in thousands except per share data)
     Net income as reported                  $   22,454  $   19,864  $   17,904  $   15,653  $   14,053
     Goodwill amortization, after tax                 -           -           -         651         677
                                             ----------  ----------  ----------  ----------  ----------
     Net income as adjusted                  $   22,454  $   19,864  $   17,904  $   16,304  $   14,730
                                             ----------  ----------  ----------  ----------  ----------

Diluted earnings per share of common stock:
     As reported                             $     1.09  $     0.97  $     0.87  $     0.77  $     0.69
     Goodwill amortization                            -           -           -        0.03        0.03
                                             ----------  ----------  ----------  ----------  ----------
     Earnings per share as adjusted          $     1.09  $     0.97  $     0.87  $     0.80  $     0.72
                                             ----------  ----------  ----------  ----------  ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of the financial condition and results of operations of First Busey Corporation and subsidiaries for the years ended December 31, 2004, 2003, and 2002. It should be read in conjunction with "Business," "Selected Financial Data," the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.

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

      First Busey's significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical.

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

      There is no precise method of predicting specific loan losses or amounts which ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and their effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth appraisal, on a monthly basis, of all impaired loans (loans are considered to be impaired when based on current information and events, it is probable the Corporation will not be able to collect all amounts due); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.

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

GENERAL

      The Corporation's consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired twelve banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; acquired a thrift holding company and federal savings and loan; formed a trust company subsidiary; formed an insurance agency subsidiary; formed a non-bank ATM subsidiary and acquired and liquidated a travel agency. The following table illustrates the amounts of net income contributed by each direct subsidiary since January 1, 2002.

         Subsidiary               Acquired          2004                  2003                 2002
-----------------------------     --------  --------------------  -------------------  -------------------
                                                           (dollars in thousands)
Busey Bank(1)                      3/20/80  $    20,683    83.3%  $    19,758   90.9%  $    18,292   90.7%
Busey Bank Florida(2)             10/29/99        1,573     6.3%          287    1.3%           24    0.1%
First Capital Bank(3)             6/1/2004        1,170     4.7%            -      -             -      -
Busey Investment Group, Inc.(4)          -        1,989     8.0%        1,620    7.5%        1,705    8.5%
First Busey Resources, Inc.(5)           -         (565)   -2.3%           72    0.3%          149    0.7%
                                  --------  -----------   -----   -----------  -----   -----------  -----
Total                                       $    24,850   100.0%  $    21,737  100.0%  $    20,170  100.0%
                                  ========  ===========   =====   ===========  =====   ===========  =====

(1) City Bank of Champaign and Champaign County Bank & Trust w ere merged into Busey Bank as of January 1, 1987. First National Bank of Thomasboro was merged into Busey Bank as of January 1,1988. State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989. The Bank of Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991. Busey Bank of McLean County was merged into Busey Bank as of January 1, 1996. Busey Business Bank was formed on January 12, 1998, and merged into Busey Bank as of October 30, 1998.

(2) Acquired as a subsidiary of Eagle BancGroup, Inc. as of October 29, 1999.

(3) Acquired as a subsidiary of First Capital Bankshares Inc., as of June 1,
    2004.

(4) Formed as a subsidiary of First Busey Corporation on March 18, 1999.

(5) Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997. Real estate and certain other assets previously carried on the parent company and subsidiary balance sheets were transferred to subsidiary as of that date.

      Busey Bank is the only subsidiary that has contributed at least 10% of the Corporation's consolidated net income in at least one of the last three years.

EXECUTIVE SUMMARY

      First Busey Corporation posted record earnings during 2004 due primarily to strong growth in net interest income combined with moderate growth in fee income and operating expenses.

      The increase in net interest income is due generally to balance sheet growth, and specifically to growth in the average balance of outstanding loans. Most of the loan growth occurred in the southwest Florida markets served by Busey Bank Florida's banking operations and Busey Bank's loan production offices. The Corporation also experienced strong loan growth in Illinois, primarily in Champaign County. The acquisition of First Capital Bank in Peoria, Illinois also contributed to the strong loan growth during 2004.

      First Busey experienced a large decline in the production of single-family loan production as well as in gains on the sale of these loans during 2004 compared to 2003. Refinance activity began declining during the second half of 2003 as interest rates increased. The Corporation's mortgage operation has shifted its focus to financing new home purchases as well as developing other products, such as new home construction financing, to replace some of this income source.

      Growth in fee income from trust and brokerage services helped to offset the reduced gains on the sale of mortgage loans. Trust and asset management fees are based primarily on the market value of assets under care. Assets under care grew 19.5% to $1.446 billion as of December 31, 2004, compared to $1.210 billion as of December 31, 2003. Improved equity market conditions should lead to growth in trust revenue during 2005.

      The Corporation's net chargeoffs decreased to $1,985,000 in 2004 from $2,290,000 in 2003, yet net chargeoffs continued to be slightly higher than in prior years. In 2003, net chargeoffs included $2,000,000 related to one large credit in the commercial construction industry. The Corporation charged off the remaining loan balance of $1,400,000 to this same customer during 2004. Expenses related to other real estate owned have remained higher than historical levels. The relatively high ORE expense during these three years was due to operating losses associated with a hotel property in the McLean County market and valuation adjustments necessary to reduce the carrying value of this property to estimated net realizable value. The Corporation contracted with an independent hotel management firm to operate the hotel beginning January, 2004. The Corporation continues to market this property for sale.

      Operating expenses increased moderately during 2004 compared to 2003 and 2002. Most of the growth in operating expenses in 2004 was due to the addition of First Capital Bank. As a percentage of net interest income plus other income, however, other expenses were 54.1%, 54.8%, and 57.1% in 2004, 2003, and 2002 respectively, indicating that revenues have grown more rapidly than expenses over this three-year time period.

      On July 23, 2004, First Busey Corporation's Board of Directors approved a three-for-two stock split. The stock split was effected in the form of a 50% dividend issued on August 3, 2004, to shareholders of record at the close of business on August 2, 2004. Fractional share amount resulting from the split were paid to shareholders in cash. Share and per share data have been retroactively adjusted as if the stock split had occurred on January 1, 2000.

      On February 24, 2005 the Corporation entered into an agreement with Tarpon Coast Bankshares, Inc. of Port Charlotte, Florida, to acquire the outstanding stock of Tarpon Coast for aggregate consideration of approximately $35.6 million, or $27.00 per share for its outstanding shares, warrants, and options. Consideration will be in the form of common stock and cash. The agreement is subject to approval by the shareholders of Tarpon Coast and the receipt of the required regulatory approvals. This acquisition is currently expected to close on or before August 30, 2005.

RESULTS OF OPERATIONS - THREE YEARS ENDED DECEMBER 31, 2004

SUMMARY

      First Busey Corporation reported net income of $22,454,000 in 2004, up 13.0% from $19,864,000 in 2003, which itself represented an increase of 10.9% from $17,904,000 in 2002. Diluted earnings per share in 2004 increased 12.4% to $1.09 from $0.97 in 2003, which was a 11.5% increase from $0.87 in 2002. The main factors contributing to the increase in net income during 2004 were increases in net interest income as well as fee income, which were only partially offset by lower gains on the sale of mortgage loans and higher operating expenses.

      Security gains after the related tax expense were $827,000 or 3.7% of net income in 2004, $588,000 or 3.0% of net income in 2003, and $459,000 or 2.6% of net income in 2002. Busey Bank owns a position in a bank-qualified equity security with substantial appreciated value. The Bank's Board has authorized the orderly liquidation of this security over an extended time period.

      The Corporation's return on average assets was 1.28%, 1.35% and 1.33% for 2004, 2003, and 2002, respectively, and return on average equity was 17.23%, 16.34%, and 16.31% for 2004, 2003, and 2002, respectively.

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

      Average earning assets increased $264,009,000 or 19.2% to $1,640,204,000 in 2004 as compared to $1,376,195,000 in 2003. This growth is due primarily to growth in the average balance of loans, U.S. Treasury and agency securities, and other securities. Interest-bearing liabilities averaged $1,441,450,000 for the year ended December 31, 2004, an increase of $253,287,000 or 21.3% from the average balance of $1,188,163,000 for 2003. The Corporation experienced growth in all categories of interest-bearing liabilities. While the addition of First Capital Bank was a significant factor in First Busey's consolidated balance sheet growth, the Corporation also experienced growth from its other two bank subsidiaries, Busey Bank and Busey Bank Florida.

      Interest income, on a fully taxable equivalent basis increased $12,117,000 or 16.1% to $87,226,000 in 2004 from $75,109,000, which was a decrease of
$2,284,000 or 3.0% from the $77,393,000 in interest income earned in 2002. Interest income grew in 2004 primarily due to growth in the average balance of outstanding loans, other securities and U.S. Treasuries and agencies. Growth in the average balances of these assets was partially offset by the lower average yield on outstanding loans and U.S. Treasuries and agencies. The Corporation's yield on average earning assets was 5.32% in 2004 compared to 5.46% in 2003 and 6.18% in 2002.

      Interest expense increased during 2004 by $4,423,000 or 17.3% to $30,041,000 from $25,618,000 in 2003. The increase in interest expense was due primarily to growth in the average balance of all categories of interest-bearing liabilities, which was only partially offset by the lower average rates paid on money market deposits and long-term debt. The average rate paid on interest-bearing liabilities was 2.08% in 2004 compared to 2.16% in 2003 and 2.79% in 2002.

      Net interest income, on a fully taxable equivalent basis, increased 15.5% in 2004 to $57,185,000 from $49,491,000, which reflected a 5.5% increase from $46,899,000 in 2002. Net interest margin, the Corporation's net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.49% during 2004, which was a decline from 3.60% in 2003 and 3.74% in 2002. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.25% in 2004, compared to 3.37% in 2003, and 3.50% in 2002.

PROVISION FOR LOAN LOSSES

      The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses. In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, and historical loan loss experience and credit quality of the portfolio. When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

      The Corporation's provision for loan losses was $2,905,000 during 2004. The provision and net charge-offs of $1,985,000 resulted in the allowance for loan losses representing 1.30% of total outstanding loans and 524% of non-performing loans as of December 31, 2004, as compared to the allowance representing 1.36% of outstanding loans and 504% of non-performing loans as of December 31, 2003.

      Sensitive assets include nonaccrual loans, loans on First Busey Corporation's watch loan reports and other loans identified as having more than reasonable potential for loss. The watch loan list is comprised of loans which have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.

OTHER INCOME

      Other income decreased $895,000 or 3.6% to $23,790,000 from $24,685,000 in
2003, which reflected an increase of 9.5% or $2,148,000 from $22,537,000 in 2002. The variability in other income is due primarily to changes in the level of gains on the sale of mortgage loans. In 2004 the Corporation recognized gains of $2,689,000 on the sale of $182,368,000 in mortgage loans compared to $6,183,000 on the sale of $431,199,000 in loans in 2003 and $3,995,000 on the sale of $253,225,000 in loans in 2002. The interest-rate environment and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen since mid-2003, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably.

      Gains on the sale of securities, as a component of other income totaled $1,373,000 (5.8%) in 2004, $975,000 (4.0%) in 2003, and $762,000 (3.4%) in 2002.
Additional components of other income were service charge and other fee income, trust fees, and brokerage commissions. Service charges and other fees totaled $9,876,000 (41.5%), $9,155,000 (37.1%), and $8,870,000 (39.4%) in 2004, 2003,
and 2002, respectively. Trust revenues were $5,339,000, $4,615,000 and $4,781,000 in 2004, 2003, and 2002 respectively. Trust revenues in each year were directly related to the total value of trust assets under care and thus were influenced by changes in the equity and bond markets. Remaining other income increased $31.7% or $524,000 to $2,178,000 in 2004 from $1,654,000 in
2003, which had decreased from $2,023,000 in 2002. Other income includes $798,000 on the increase in the cash surrender value of bank owned life insurance during 2004, compared to $727,000 in 2003 and $655,000 in 2002.

      During 2003 the Corporation recorded a valuation allowance of $215,000 to the carrying amount of its mortgage servicing assets as loans in the Corporation's sold loan portfolio were prepaying more rapidly than anticipated when the loans were sold. Mortgage servicing asset amortization of $1,659,000 and the valuation allowance of $215,000 were recorded as charges against the servicing income on sold mortgage loans and were included in other operating income. The balance in the valuation allowance remained at $215,000 on December 31, 2004.

OTHER EXPENSES

      Operating expenses increased $3,116,000 or 7.8% to $43,085,000 from $39,969,000 which had increased by 2.7% from $38,926,000 in 2002. As a percentage of total income, other expenses were 39.3%, 40.6%, and 39.5% in 2004, 2003, and 2002, respectively.

      Employee-related expenses, including salaries and wages and employee benefits, increased by 6.8% or $1,512,000 to $23,826,000 in 2004 from
$22,314,000 in 2003, which had increased by $1,311,000 from $21,003,000 in 2002.
As a percentage of average assets, employee-related expenses were 1.36%, 1.52%, and 1.57% in 2004, 2003, and 2002, respectively. The Corporation had 548, 503, and 491 full-time equivalent employees at December 31, 2004, 2003, and 2002, respectively. The increase in employee-related expenses in 2004 compared to 2003 was due to the addition of associates of

First Capital Bank which was partially offset by reduced commissions and incentive payments to associates involved in the origination, processing, and sale of mortgage loans held for sale. The increase in employee-related expenses in 2003 compared to 2002 was due primarily to increases in commission and incentive payments to associates involved in mortgage production.

      Occupancy expense increased 24.2% or $763,000 to $3,921,000 in 2004 from $3,158,000 in 2003 due to the addition of First Capital Bank, higher real estate taxes, and increased maintenance costs. Another factor contributing to this increase is due to the August, 2003, sale of a real estate property that had been leased out to other tenants. Occupancy expenses were reported net of rental income on this property.

      Other expenses increased 6.4% or $567,000 to $9,388,000 in 2004 from $8,821,000 in 2003, which had increased from $8,249,000 in 2002. In June, 2002,
Busey Bank became mortgagee in possession of a hotel property located in Bloomington, Illinois In September, 2003, Busey Bank took title to the property upon completion of foreclosure proceedings. The Bank operated this property through its wholly-owned subsidiary, BAT, Inc., from June, 2002, through December 31, 2003. The hotel property was transferred from Busey Bank to First Busey Resources, Inc., in December, 2003, where it remains classified as ORE and is included in the repossessed assets total on the nonperforming loan table of this report. First Busey Resources entered into a contract with an independent hotel management firm to manage the day-to-day operations of the property in January, 2004.

      Other expenses for the year ending December 31, 2004, include valuation adjustments of $700,000 and net ORE expenses of $139,000 associated with operating this repossessed asset. For the year ending December 31, 2003, other expenses included valuations adjustments of $931,000 and net ORE expenses of $269,000 associated with this asset. Valuation adjustments of $700,000 and net ORE expense of $282,00 were included in other expense in 2002.

INCOME TAXES

      Income tax expense in 2004 was $11,224,000 as compared to $10,025,000 in 2003 and $8,173,000 in 2002. The provision for income taxes as a percent of income before income taxes was 33.3%, 33.5% and 31.3% for 2004, 2003, and 2002, respectively.

BALANCE SHEET - DECEMBER 31, 2004 AND DECEMBER 31, 2003

      Total assets on December 31, 2004, were $1,964,441,000, an increase of 29.1% from $1,522,084,000 on December 31, 2003. Of the increase in total assets, $241,234,000 is attributable to the acquisition of First Capital Bank. Securities available for sale increased $127,523,000 or 56.7% to $352,256,000 at December 31, 2004 from $224,733,000 at December 31, 2003. The First Capital Bank acquisition contributed $49,285,000 of the increase in securities available for sale. Total loans, net of unearned interest, increased 23.8% or $283,504,000 to $1,475,900,000 on December 31, 2004, as compared to $1,192,396,000 on December
31, 2003. First Capital Bank contributed $151,680,000 toward this loan growth.

      Total deposits increased 24.1% or $302,227,000 to $1,558,822,000 on
December 31, 2004, as compared to $1,256,595,000 on December 31, 2003. Non-interest bearing deposits increased $53,343,000 or 33.2% during 2004. Interest-bearing deposits increased $248,884,000 or 22.7% during 2004. First Capital Bank added a total of $147,084,000 in total deposits. First Capital had $12,876,000 in non-interest bearing deposits and $134,208,000 in interest-bearing deposits

      Total stockholders' equity increased 10.9% or $13,695,000 to $138,872,000 on December 31, 2004, as compared to $125,177,000 on December 31, 2003. The growth in total equity was due primarily to $12,071,000 in earnings retained in the Corporation combined with an increase of $494,000 due to the reissuance of treasury stock. Treasury shares will be used in future years as participants exercise outstanding options under the Corporation's stock option plan which is discussed in Note 16 of the Corporation's consolidated financial statements.

A. EARNING ASSETS

      The average interest-earning assets of the Corporation were 93.4%, 93.7%, and 93.4% of average total assets for the years ended December 31, 2004, 2003, and 2002 respectively.

B. INVESTMENT SECURITIES

      The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 2004, the fair value of these securities was $352,256,000 and the amortized cost was $337,037,000. There were $16,326,000 of gross unrealized gains and $1,107,000 of gross unrealized losses for a net unrealized gain of $15,219,000. The after-tax effect ($9,170,000) of this unrealized gain has been included in stockholders' equity. The decrease in market value for the debt securities in this classification was a result of increasing interest rates. The fair value increase in the equity securities was primarily due to an increase in the value of shares of SLM Corporation common stock owned by the Corporation as of year end.

The composition of securities available for sale is as follows:

                                                                 As of December 31,
                                              ------------------------------------------------------
                                                 2004        2003       2002       2001       2000
                                              ----------   --------   --------   --------   --------
                                                              (dollars in thousands)
U.S. Treasury securities and obligations of
   U.S. government corporations and
   agencies                                   $  249,150   $150,898   $158,324   $143,490   $162,886
Obligations of states and political
   subdivisions                                   51,768     48,235     51,434     43,767     43,197
Mortgage-backed securities                        23,170          -          -          -          -
Corporate debt securities                          2,220      4,265      3,746      5,554      7,035
Mutual funds and other equity securities          25,948     21,335     20,326     18,058     15,479
                                              ----------   --------   --------   --------   --------
Fair value of securities available for sale   $  352,256   $224,733   $233,830   $210,869   $228,597
                                              ==========   ========   ========   ========   ========
Amortized cost                                $  337,037   $209,482   $216,801   $197,398   $218,790
                                              ==========   ========   ========   ========   ========
Fair value as a percentage of amortized cost      104.52%    107.28%    107.85%    106.82%    104.48%
                                              ==========   ========   ========   ========   ========

      The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2004, are:

                                      Due in 1 year or    Due after 1 year    Due after 5 years
                                            less          through 5 years      through 10 years   Due after 10 years
                                    -------------------  -------------------  ------------------  ------------------
                                               Weighted             Weighted            Weighted            Weighted
                                      Fair      Average    Fair      Average   Fair      Average   Fair      Average
   Investment Securities(1)           Value      Yield     Value      Yield    Value      Yield    Value      Yield
                                    ---------  --------  ---------  --------  --------  --------  --------  --------
                                                                 (dollars  in thousands)
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies        $  94,111    2.28%   $ 154,633    3.02%   $    406    2.41%   $      -     0.00%
Obligations of states and political
   subdivisions(2)                      9,064    4.87%      23,544    6.21%     17,221    6.65%      1,939     6.37%
Mortgage-backed securities                  -    0.00%           -    0.00%      1,882    4.05%     21,288     3.62%
Corporate debt securities                 432    6.16%       1,412    5.59%        252    4.82%        124    10.50%
                                    ---------    ----    ---------    ----    --------    ----    --------     ----
Total                               $ 103,607    2.52%   $ 179,589    3.46%   $ 19,761    6.30%   $ 23,351     3.88%
                                    =========    ====    =========    ====    ========    ====    ========     ====

(1) Excludes mutual funds and other equity securities.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2004)

      The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities increased to 70.7% at December 31, 2004, from 67.1% at December 31, 2003, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities decreased to 14.7% at December 31, 2004, from 21.5% at December 31, 2003.

LOAN PORTFOLIO

      Loans, including loans held for sale, before allowance for loan losses, increased 23.8% to $1,475,900,000 as of December 31, 2004 from $1,192,396,000 at
December 31, 2003. Non-farm non-residential real estate mortgage loans increased $71,824,000, or 24.6%, to $363,993,000 in 2004 from $292,169,000 at December 31,
2003. The addition of First Capital is responsible for $40,980,000 of this increase. This increase reflects management's emphasis on commercial loans secured by mortgages. Also, 1-to-4 family residential real estate mortgage loans (not held for sale) increased $67,747,000, or 18.0%, to $443,320,000 as of
December 31, 2004, from $375,573,000 at December 31, 2003. In 2003's low interest-rate environment, the Corporation experienced significant refinance activity. The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $413,679,000 as of December 31, 2004.

      The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $470,156,000 and $383,494,000 as of December 31, 2004 and 2003, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

The composition of loans is as follows:

                                                      As of December 31,
                                  ------------------------------------------------------
                                     2004        2003        2002       2001      2000
                                  ----------  ----------  ----------  --------  --------
                                                  (dollars in thousands)
Commercial and financial          $  216,290  $  138,272  $  118,004  $121,694  $124,052
Agricultural                          25,224      22,300      22,034    21,022    20,844
Real estate-farmland                  11,750      11,890      13,421    14,414    15,411
Real estate-construction             235,547     168,141     129,872    83,701    75,672
Real estate-mortgage                 923,291     790,089     761,901   679,351   697,410
Installment loans to individuals      63,798      61,704      55,811    57,924    50,980
                                  ----------  ----------  ----------  --------  --------
Loans                             $1,475,900  $1,192,396  $1,101,043  $978,106  $984,369
                                  ==========  ==========  ==========  ========  ========

      The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2004:

                                             1 Year or
                                                Less    1 to 5 Years  Over 5 Years   Total
                                             ---------  ------------  ------------  --------
                                                          (dollars in thousands)
Commercial, financial and agricultural       $ 129,948  $     60,445  $     51,121  $241,514
Real estate-construction                       144,134        81,915         9,498   235,547
                                             ---------  ------------  ------------  --------
Total                                        $ 274,082  $    142,360  $     60,619  $477,061
                                             =========  ============  ============  ========

Interest rate sensitivity of selected loans
Fixed rate                                   $ 105,242  $     38,254  $     23,235  $166,731
Adjustable rate                                168,840       104,106        37,384   310,330
                                             ---------  ------------  ------------  --------
Total                                        $ 274,082  $    142,360  $     60,619  $477,061
                                             =========  ============  ============  ========

ALLOWANCE FOR LOAN LOSSES

The following table shows activity affecting the allowance for loan losses:

                                                              Years ended December 31
                                           ----------------------------------------------------------
                                              2004         2003         2002        2001       2000
                                           ----------   ----------   ----------   --------   --------
                                                             (dollars in thousands)
Average loans outstanding during
   period                                  $1,355,487   $1,118,667   $1,015,073   $961,779   $937,239
                                           ==========   ==========   ==========   ========   ========
Allowance for loan losses:
   Balance at beginning of period          $   16,228   $   15,460   $   13,688   $ 12,268   $ 10,403
                                           ----------   ----------   ----------   --------   --------

Loans charged-off:
   Commercial, financial and agricultural  $    1,782   $    2,123   $      775   $    103   $     70
   Real estate-construction                        48            -           76          -          -
   Real estate-mortgage                           141          172          659        408        290
   Installment loans to individuals               216          220          319        265        414
                                           ----------   ----------   ----------   --------   --------
Total charge-offs                          $    2,187   $    2,515   $    1,829   $    776   $    774
                                           ----------   ----------   ----------   --------   --------
Recoveries:
   Commercial, financial and agricultural  $       57   $       69   $      349   $     15   $     22
   Real estate-construction                         -            -            -          -          -
   Real estate-mortgage                            28            6           26         42          4
   Installment loans to individuals               117          150          101        119         98
                                           ----------   ----------   ----------   --------   --------
Total recoveries                           $      202   $      225   $      476   $    176   $    124
                                           ----------   ----------   ----------   --------   --------
Net loans charged-off                      $    1,985   $    2,290   $    1,353   $    600   $    650
                                           ----------   ----------   ----------   --------   --------
Provision for loan losses                  $    2,905   $    3,058   $    3,125   $  2,020   $  2,515
                                           ----------   ----------   ----------   --------   --------
Net additions due to acquisition           $    2,069   $        -   $        -   $      -   $      -
                                           ----------   ----------   ----------   --------   --------
Balance at end of period                   $   19,217   $   16,228   $   15,460   $ 13,688   $ 12,268
                                           ==========   ==========   ==========   ========   ========
Ratios:
   Net charge-offs to average loans              0.15%        0.20%        0.13%      0.06%      0.07%
                                           ==========   ==========   ==========   ========   ========
   Allowance for loan losses to total
loans at period end                              1.30%        1.36%        1.40%      1.40%      1.25%
                                           ==========   ==========   ==========   ========   ========

      The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

                                                   2004              2003             2002              2001              2000
                                             ---------------   ---------------   --------------   ---------------   ---------------
                                                       % of              % of             % of              % of              % of
                                                       Total             Total            Total             Total             Total
                                              Amount   Loans    Amount   Loans    Amount  Loans    Amount   Loans    Amount   Loans
                                             --------  -----   --------  -----   -------  -----   --------  -----   --------  -----
                                                                              (dollars in thousands)
Commercial, financial, agricultural
 and real estate-farmland                    $  4,337   17.2%  $  2,295   14.5%  $ 2,143   13.9%  $  1,880   16.1%  $  1,854   16.3%
Real estate-construction                           27   16.0%         -   14.1%        -   11.8%         -    8.6%         -    7.7%
Real estate-mortgage                           13,053   62.5%    12,752   66.2%   12,451   69.2%    10,880   69.4%     9,051   70.8%
Installment loans to individuals                  481    4.3%       821    5.2%      779    5.1%       811    5.9%       708    5.2%
Unallocated                                     1,319    N/A        360    N/A        87    N/A        117    N/A        655    N/A
                                             --------  -----   --------  -----   -------  -----   --------  -----   --------  -----
Total                                        $ 19,217  100.0%  $ 16,228  100.0%  $15,460  100.0%  $ 13,688  100.0%  $ 12,268  100.0%
                                             ========  =====   ========  =====   =======  =====   ========  =====   ========  =====

      This table indicates growth in the allowance for loan losses for real estate mortgages as of December 31, 2004 as compared to December 31, 2003. The increase in the amounts allocated to commercial, financial, agricultural and real estate-farmland and real estate mortgages is due primarily to growth in the outstanding balances of these loan categories.

NON-PERFORMING LOANS

      It is management's policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

                                                         Years ended December 31,
                                                ------------------------------------------
                                                 2004     2003     2002     2001     2000
                                                ------   ------   ------   ------   ------
                                                          (dollars in thousands)
Non-accrual loans                               $1,523   $2,638   $1,265   $1,265   $  767
Loans 90 days past due and still accruing        2,141      581      963      959    4,667
Restructured loans                                   -        -        -        -        -
                                                ------   ------   ------   ------   ------
Total non-performing loans                      $3,664   $3,219   $2,228   $2,224   $5,434
                                                ------   ------   ------   ------   ------
Repossessed assets                              $4,212   $4,781   $5,724   $   30   $  230
Other assets acquired in satisfaction of debts
   previously contracted                            23       10        1        1       11
                                                ------   ------   ------   ------   ------
Total non-performing other assets               $4,235   $4,791   $5,725   $   31   $  241
                                                ------   ------   ------   ------   ------
Total non-performing loans and non-
   performing other assets                      $7,899   $8,010   $7,953   $2,255   $5,675
                                                ======   ======   ======   ======   ======
Non-performing loans to loans, before
   allowance for loan losses                      0.25%    0.27%    0.20%    0.23%    0.55%
                                                ======   ======   ======   ======   ======
Non-performing loans and non-performing
   other assets to loans, before allowance for
   loan losses                                    0.54%    0.67%    0.72%    0.23%    0.58%
                                                ======   ======   ======   ======   ======

      The ratio of non-performing loans and non-performing other assets to loans, before allowance for loan losses, decreased from 0.67% as of December 31, 2003, to 0.54% as of December 31, 2004, due primarily to reduced balances in non-accrual loans combined with the reduction in repossessed assets which were the result of valuation adjustments on the hotel property held in repossessed assets. An increase in loans 90 days past due and still accruing partially offset these reductions in non-performing loans and other assets. Busey Bank became mortgagee in possession of the ORE hotel property in June, 2002, and remained so until September, 2003, when it took title to the property upon completion of foreclosure proceedings.

      A loan is considered to be impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower's ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. During 2004, the Corporation recognized $28,000 in interest income on these loans. No interest income was recognized on these loans during 2003 and 2002.

      The gross interest income that would have been recorded in the years ended December 31, 2004, 2003 and 2002 if the non-accrual and restructured loans had been current in accordance with their original terms was $307,000, $268,000, and $211,000, respectively. The amount of interest collected on those loans that was included in interest income was $28,000 for the year ended December 31, 2004, $0 for the year ended December 31, 2003, and $0 for the year ended December 31, 2002.

POTENTIAL PROBLEM LOANS

      Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses. Potential problem loans totaled $3,245,000 at December 31, 2004. Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Management is not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

OTHER INTEREST-BEARING ASSETS

      No other interest-bearing assets are categorized as impaired.

DEPOSITS

      As indicated in the following table, average non-interest-bearing deposits as a percentage of average total deposits increased to 12.5% for the year ended December 31, 2004, from 12.2% for the year ended December 31, 2003, which was an increase from 11.6% for the year ended December 31, 2002.

                                                                  December 31,
                         -------------------------------------------------------------------------------------------
                                      2004                           2003                           2002
                         -----------------------------  -----------------------------  -----------------------------
                                                             (dollars in thousands)
                           Average             Average    Average             Average    Average             Average
                           Balance    % Total   Rate      Balance    % Total    Rate     Balance    % Total    Rate
                         -----------  -------  -------  -----------  -------  -------  -----------  -------  -------
Non-interest bearing
   demand deposits       $   175,463    12.5%    0.00%  $   149,030    12.2%    0.00%  $   129,766    11.6%    0.00%
Interest bearing demand
   deposits                   26,917     1.9%    0.70%       18,194     1.5%    0.48%       11,477     1.0%    1.15%
Savings/Money Market         622,660    44.4%    0.78%      555,193    45.5%    0.74%      507,931    45.3%    1.19%
Time deposits                578,808    41.2%    2.83%      497,875    40.8%    3.10%      472,000    42.1%    3.90%
                         -----------   -----     ----   -----------   -----     ----   -----------   -----     ----
Total                    $ 1,403,848   100.0%    1.53%  $ 1,220,292   100.0%    1.61%  $ 1,121,174   100.0%    2.19%
                         ===========   =====     ====   ===========   =====     ====   ===========   =====     ====

      Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2004, had the following maturities (dollars in thousands):

Under 3 months       $      64,536
3 to 6 months               36,073
6 to 12 months              31,296
Over 12 months              64,355
                     -------------
Total                $     196,260
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

                                                                    Securities sold
                                                 Federal funds     under agreements     Other short-term
                                                   purchased         to repurchase         borrowings
                                                 -------------  ----------------------  ----------------
                                                                 (dollars in thousands)
2004
Balance, December 31, 2004                         $       -           $  41,558           $   11,250
Weighted average interest rate at end of period         0.00%               1.31%                    %
Maximum outstanding at any month end               $  29,400           $  51,469           $   17,250
Average daily balance                              $   5,010           $  26,864           $    9,293
Weighted average interest rate during period(1)         1.28%               1.25%                1.70%

2003
Balance, December 31, 2003                         $   8,500           $   7,500           $        -
Weighted average interest rate at end of period         1.19%               0.75%                0.00%
Maximum outstanding at any month end               $  27,000           $   9,341           $        -
Average daily balance                              $   2,999           $   7,497           $        -
Weighted average interest rate during period(1)         1.40%               1.39%                0.00%

2002
Balance, December 31, 2002                         $       -           $   2,467           $        -
Weighted average interest rate at end of period         0.00%               5.68%                0.00%
Maximum outstanding at any month end               $  19,300           $   7,439           $    2,000
Average daily balance                              $   2,089           $   5,866           $      462
Weighted average interest rate during period(1)         1.91%               5.68%                4.55%

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

      The Corporation's most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Corporation's operating, investing, lending, and financing activities during any given period. Average liquid assets are summarized in the table below:

                                  Years Ended December 31,
                                  2004      2003      2002
                                 -------   -------   -------
                                   (dollars in thousands)
Cash and due from banks          $45,905   $38,247   $33,633
Interest-bearing bank deposits     3,359       928     1,039
Federal funds sold                15,844    14,362    16,633
                                 -------   -------   -------
Total                            $65,108   $53,537   $51,305
                                 =======   =======   =======
Percent of average total assets      3.7%      3.6%      3.8%
                                 =======   =======   =======

      The Corporation's primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, deposits, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of December 31, 2004. Long-term liquidity needs will be satisfied primarily through the retention of capital funds.

      An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During 2004 the Corporation originated $159,560,000 and sold $182,368,000 in mortgage loans held for sale compared to originations of $400,967,000 and sales of $431,199,000 in 2003, and originations of $292,102,000 and sales of $253,225,000 in 2002. As of December 31, 2004, the
Corporation held $9,574,000 in loans held for sale.

      On June 1, 2004, First Busey Corporation completed the acquisition of First Capital Bankshares, Inc. of Peoria, Illinois, the holding company of First Capital Bank. In order to partially fund this transaction First Busey issued $15,000,000 in trust preferred securities through First Busey Statutory Trust
II. These securities were issued in April, 2004. The balance is financed through a commercial loan agreement with JPMorgan Chase N.A., formerly Bank One. The arrangement is a note, in the amount of $42,000,000, which matures in June, 2011, and carries interest at LIBOR plus 1.25%.

      On February 24, 2005 the Corporation entered into an agreement with Tarpon Coast Bankshares, Inc. of Port Charlotte, Florida, to acquire the outstanding stock of Tarpon Coast for aggregate consideration of approximately $35.6 million, or $27.00 per share for its outstanding shares, warrants, and options. Consideration will be in the form of common stock and cash. First Busey will finance the cash portion of this transaction under the note it has with JPMorgan Chase N.A., which is described above.

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

      The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of December 31, 2004 and 2003, the Corporation had outstanding loan commitments including lines of credit of $413,679,000 and $286,037,000, respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

      The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases. The following table summarizes significant contractual obligations and other commitments as of December 31, 2004.

      The following table summarizes significant contractual obligations and other commitments as of December 31, 2004:

                                                                       Junior
                                                                    Subordinated
                                               Short- and           Debt Owed to
                              Certificates of  Long-term           Unconsolidated
                                  Deposit      Borrowing   Leases      Trusts       Total
                              ---------------  ----------  ------  --------------  --------
                                                  (dollars in thousands)
2005                          $       387,476  $   46,240  $  947  $            -  $434,663
2006                                  124,153      28,898     935               -   153,986
2007                                   95,373      22,198     869               -   118,440
2008                                   22,542      44,373     655               -    67,570
2009                                   31,583      14,373     191               -    46,147
Thereafter                                263      20,542     266          40,000    61,071
                              ---------------  ----------  ------  --------------  --------
Total                         $       661,390  $  176,624  $3,863  $       40,000  $881,877
                              ===============  ==========  ======  ==============  ========

Commitments to extend credit                                                       $413,679
                                                                                   ========

      Net cash flows provided by operating activities totaled $49,467,000 and $54,569,000 in 2004 and 2003, respectively, and cash used in operating activities totaled $14,122,000 in 2002. Significant items affecting the cash flows provided by or used in operating activities include net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of mortgage loans held for sale. Operating cash flows decreased during 2004 relative to 2003 due primarily to lower mortgage loan sale activity. Net cash provided by mortgage loans originated totaled $25,497,000 in 2004 compared to $36,415,000 in 2003. Mortgage loan origination and sales activities resulted in a net cash use of $34,882,000 during 2002.

      Net cash used by investing activities totaled $274,450,000, $118,555,000, and 92,077,000 in 2004, 2003, and 2002, respectively. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation's investment portfolio, loans held in the Corporation's portfolio, and subsidiary or business unit acquisition activities. In 2004, First Busey's proceeds from the sales and maturities of securities classified as available-for-sale totaled $195,885,000, and the Corporation purchased $271,763,000 in securities resulting in net cash used by securities activity of $75,878,000. In 2003, sales and maturities totaled and purchases totaled $221,526,000 and purchases totaled $212,444,000, resulting in net cash generated of $9,082,000. In 2002 sales and maturities totaled $99,906,000 and purchases totaled $118,028,000, resulting in net cash used of $18,122,000. Net loan portfolio growth totaled $156,755,000, $124,402,000, and $91,148,000 in
2004, 2003, and 2002, respectively. During June, 2004, the Corporation purchased the outstanding shares of First Capital Bankshares resulting in the net use of $35,990,000.

      Net cash provided by financing activities was $220,577,000, $68,738,000 and $112,264,000 in 2004, 2003, 2002, respectively. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt. Deposits, which are the Corporation's primary funding source, grew $155,143,000 in 2004, $42,990,000 in 2003, and $107,606,000 in 2002. The
Corporation has increased its use of short-term and long-term advances from the Federal Home Loan Banks of Chicago and Atlanta to fund growth in loan and investment balances. The Corporation issued junior subordinated debt and increased long-term debt to fund the June, 2004, acquisition of First Capital Bankshares, Inc.

CAPITAL RESOURCES

      Other than from the issuance of common stock, the Corporation's primary source of capital is net income retained by the Corporation. During the year ended December 31, 2004, the Corporation earned $22,454,000 and paid dividends of $10,383,000 to stockholders, resulting in a retention of current earnings of $12,071,000.

      The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2004, the Corporation had a total capital to total risk-weighted asset ratio of 10.92%, a Tier 1 capital to risk-weighted asset ratio of 9.24% and a Tier 1 leverage ratio of 6.88%; Busey Bank had ratios of 11.24%, 9.52%, and 7.15%, respectively; First Capital Bank had ratios of 11.96%, 10.71%, and 6.91%, respectively. The Corporation's thrift subsidiary, Busey Bank Florida, had ratios of 11.56%, 10.31%, and 8.06%, respectively. As these ratios indicate, the Corporation and its bank subsidiaries exceed the regulatory capital guidelines.

REGULATORY CONSIDERATIONS

      In accordance with Federal Reserve Board regulations in effect on December 31, 2004, First Busey is allowed, for regulatory purposes, to include all $40,000,000 of the outstanding cumulative trust preferred securities in Tier 1 capital (as defined by regulation). On March 1, 2005, the Federal Reserve Board issued final regulations allowing for the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, but with further restrictions on the amount of trust preferred securities and other restricted core capital elements that may be included in Tier 1 capital. The final rule allows for a five-year transition period to March 31, 2009, for application of the new limits. If those limitations had been in effect at December 31, 2004, First Busey would have been allowed to include approximately $31,555,000 of the cumulative trust preferred securities in Tier 1 capital; the remainder would be included in Tier 2 capital. The Corporation would have exceeded all regulatory minimum capital ratios if the newly adopted regulations had been in effect on December 31, 2004.

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

A.SELECTED STATISTICAL INFORMATION

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

      The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

                                                                      Years Ended December 31,
                                       --------------------------------------------------------------------------------------
                                                   2004                         2003                         2002
                                       ---------------------------  ---------------------------  ----------------------------
                                         Average    Income/  Yield    Average    Income/  Yield    Average     Income/  Yield
                                         Balance    Expense  /Rate    Balance    Expense  /Rate    Balance     Expense  /Rate
                                       -----------  -------  -----  -----------  -------  -----  -----------   -------  -----
                                                                       (dollars in thousands)
Assets
Interest-bearing bank deposits         $     3,359       46  1.37%  $       928  $     8  0.86%  $     1,039   $    12  1.15%

Federal funds sold                          15,844      272  1.72%       14,362      149  1.04%       16,633       260  1.56%

Investment securities:
       U.S. Treasuries and Agencies        172,812    4,533  2.62%      164,633    5,098  3.10%      149,670     6,387  4.27%
       Obligations of states and
       political subdivisions(1)            49,863    2,985  5.99%       51,452    3,125  6.07%       46,577     3,140  6.74%
       Other securities                     42,839    1,631  3.81%       26,153      960  3.67%       24,201       800  3.31%
Loans (net of unearned
discount)(1, 2)                          1,355,487   77,759  5.74%    1,118,667   65,769  5.88%    1,015,073    66,794  6.58%
                                       -----------   ------  ----   -----------  -------  ----    ----------   -------  ----
Total interest-earning assets(1)       $ 1,640,204   87,226  5.32%  $ 1,376,195  $75,109  5.46%   $1,253,193   $77,393  6.18%
                                       ===========   ======  ====   ===========  =======  ====    ==========   =======  ====

Cash and due from banks                     45,905                       38,247                       33,633
Premises and equipment                      24,553                       24,887                       28,375
Allowance for loan losses                  (17,716)                     (16,228)                     (14,001)
Other assets                                63,900                       44,858                       40,209
                                       -----------                  -----------                  -----------
Total assets                           $ 1,756,846                  $ 1,467,959                  $ 1,341,409
                                       ===========                  ===========                  ===========

Liabilities and Stockholders' Equity
Interest bearing transaction deposits  $    26,917      188  0.70%  $    18,194  $    87  0.48%  $    11,477   $   132  1.15%
Savings deposits                           111,796      704  0.63%      105,649      733  0.69%       96,495     1,059  1.10%
Money market deposits                      510,864    4,149  0.81%      449,544    3,390  0.75%      411,436     4,997  1.21%
Time deposits                              578,808   16,395  2.83%      497,875   15,434  3.10%      472,000    18,410  3.90%
Short-term borrowings:
       Federal funds purchased               5,010       64  1.28%        2,999       42  1.40%        2,089        40  1.91%
       Securities sold under
       agreements to repurchase             26,864      335  1.25%        7,497      104  1.39%        5,866       333  5.68%
       Other                                 9,293      158  1.70%            -        -     -           462        21  4.55%
Long-term debt                             136,513    5,372  3.94%       81,405    3,578  4.40%       66,762     3,252  4.87%
Junior subordinated debt issued to
   unconsolidated trusts                    35,385    2,676  7.56%       25,000    2,250  9.00%       25,000     2,250  9.00%
                                       -----------   ------  ----   -----------  -------  ----    ----------   -------  ----
Total interest-bearing liabilities     $ 1,441,450   30,041  2.08%  $ 1,188,163  $25,618  2.16%    1,091,587    30,494  2.79%
                                       ===========   ======  ====   ===========  =======  ====    ==========   =======  ====

Net interest spread                                          3.24%                        3.30%                         3.39%
                                                             ====                         ====                          ====

Demand deposits                            175,463                      149,030                      129,766
Other liabilities                            9,577                        9,166                       10,286
Stockholders' equity                       130,356                      121,600                      109,770
                                       -----------                  -----------                  -----------
Total liabilities and
       stockholders' equity            $ 1,756,846                  $ 1,467,959                  $ 1,341,409
                                       ===========                  ===========                  ===========

Interest income/earning assets(1)      $ 1,640,204  $87,226  5.32%  $ 1,376,195  $75,109  5.46%  $ 1,253,193   $77,393  6.18%
Interest expense/earning assets        $ 1,640,204  $30,041  1.83%  $ 1,376,195  $25,618  1.86%  $ 1,253,193   $30,494  2.44%
                                       -----------   ------  ----   -----------  -------  ----    ----------   -------  ----
Net interest margin(1)                              $57,185  3.49%               $49,491  3.60%                $46,899  3.74%
                                                    =======  ====                =======  ====                 =======  ====

(1) On a tax equivalent basis, assuming a federal income tax rate of 35%

(2) Non-accrual loans have been included in average loans, net of unearned discount

Changes in Net Interest Income:

                                                              Years Ended December 31, 2004, 2003, and 2002
                                               -------------------------------------------------------------------------
                                               Year 2004 vs. 2003 Change due to(1)  Year 2003 vs. 2002 Change due to(1)
                                               -----------------------------------  ------------------------------------
                                               Average      Average      Total      Average     Average
                                                Volume     Yield/Rate    Change      Volume    Yield/Rate   Total Change
                                               ---------   ----------   ----------  --------   ----------   ------------
                                                                         (dollars in thousands)
Increase (decrease) in interest income:
   Interest-bearing bank deposits              $     31     $     7     $      38   $    (1)    $     (3)     $    (4)
   Federal funds sold                                17         106           123       (32)         (79)        (111)
   Investment securities:
      U.S. Treasuries and Agencies                  272        (837)         (565)      739       (2,028)      (1,289)
      Obligations of state and political
         subdivisions(2)                            (96)        (44)         (140)      313         (328)         (15)
      Other securities                              634          37           671        68           92          160
   Loans(2)                                      13,542      (1,552)       11,990     6,816       (7,841)      (1,025)
                                               --------     -------     ---------   -------     --------      -------
Change in interest income(2)                   $ 14,400     $(2,283)    $  12,117   $ 7,903     $(10,187)     $(2,284)
                                               ========     =======     =========   =======     ========      =======

Increase (decrease) in interest expense:
   Interest bearing transaction deposits       $     52     $    49     $     101   $    54     $    (99)     $   (45)
   Savings deposits                                  49         (78)          (29)      113         (439)        (326)
   Money market deposits                            485         274           759       519       (2,126)      (1,607)
   Time deposits                                  2,048      (1,087)          961     1,085       (4,061)      (2,976)
   Federal funds purchased                           25          (3)           22         4           (2)           2
   Securities sold under agreements to
   repurchase                                       240          (9)          231       133         (362)        (229)
   Other short-term borrowings                      158           -           158       (21)           -          (21)
   Long-term debt                                 2,122        (328)        1,794       588         (262)         326
   Junior subordinated debt owed
      to unconsolidated trusts                      692        (266)          426         -            -            -
                                               --------     -------     ---------   -------     --------      -------
Change in interest expense                     $  5,871     $(1,448)    $   4,423   $ 2,475     $ (7,351)     $(4,876)
                                               --------     -------     ---------   -------     --------      -------
Increase (decrease) in net interest income(2)  $  8,529     $  (835)    $   7,694   $ 5,428     $ (2,836)     $ 2,592
                                               ========     =======     =========   =======     ========      =======

Percentage increase in net interest income
   over prior period                                                         15.5%                                5.5%
                                                                        =========                             =======

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

      These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of the Corporation to successfully complete acquisitions, the continued growth of the geographic regions served by the Corporation, and the retention of key individuals in the Corporation's management structure.

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

      The Corporation's subsidiary banks, Busey Bank, Busey Bank Florida and First Capital Bank, have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks' balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 2004:

                                                                    Rate Sensitive Within
                                           ------------------------------------------------------------------------
                                                                                181 Days -
                                           1-30 Days   31-90 Days  91-180 Days    1 Year    Over 1 Year    Total
                                           ---------   ----------  -----------  ----------  -----------  ----------
                                                                    (dollars in thousands)
Interest-bearing deposits                  $   2,719   $       -   $        -   $       -   $        -   $    2,719
Federal funds sold                             3,100           -            -           -            -        3,100
Investment securities
     U.S. Treasuries and Agencies             17,628      20,961       13,045      43,113      154,403      249,150
     States and political subdivisions         2,720       1,519        1,235       7,946       38,348       51,768
     Other securities                         12,782         246          325       3,803       34,182       51,338
Loans (net of unearned interest)             633,522      91,223      113,456     152,131      485,568    1,475,900
                                           ---------   ---------   ----------   ---------   ----------   ----------
     Total rate-sensitive assets           $ 672,471   $ 113,949   $  128,061   $ 206,993   $  712,501   $1,833,975
                                           ---------   ---------   ----------   ---------   ----------   ----------

Interest bearing transaction deposits      $  31,129   $       -   $        -   $       -   $        -   $   31,129
Savings deposits                             113,822           -            -           -            -      113,822
Money market deposits                        538,560           -            -           -            -      538,560
Time deposits                                103,567      72,470      104,664     134,952      245,737      661,390
Fed funds purchased and repurchase
  Agreements                                  41,558           -            -           -            -       41,558
Short term borrowings                          2,250           -        9,000           -            -       11,250
Long-term debt                                35,479      11,500        8,050      12,020       98,325      165,374
Junior subordinated debt issued to
  unconsolidated trusts                            -      15,000            -           -       25,000       40,000
                                           ---------   ---------   ----------   ---------   ----------   ----------
     Total rate-sensitive liabilities      $ 866,365   $  98,970   $  121,714   $ 146,972   $  369,062   $1,603,083
                                           ---------   ---------   ----------   ---------   ----------   ----------
Rate-sensitive assets less
rate-sensitive liabilities                 $(193,894)  $  14,979   $    6,347   $  60,021   $  343,439   $  230,892
                                           ---------   ---------   ----------   ---------   ----------   ----------
Cumulative Gap                             $(193,894)  $(178,915)  $ (172,568)  $(112,547)  $  230,892
                                           =========   =========   ==========   =========   ==========
Cumulative amounts as a percentage
   of total rate-sensitive assets             -10.57%      -9.76%       -9.41%      -6.14%       12.59%
                                           =========   =========   ==========   =========   ==========
Cumulative Ratio                                0.78        0.81         0.84        0.91         1.14
                                           =========   =========   ==========   =========   ==========

      First Busey Corporation's funds management policy requires the subsidiary banks to maintain a cumulative rate-sensitivity ration of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of December 31, 2004, the Banks and the Corporation, on a consolidated basis, are within those guidelines.

      The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $193.9 million in the 1-30 day repricing category as more liabilities were subject to repricing during that time period than assets were subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time period beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure as of December 31, 2004, indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

      The asset-liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. Other factors influence the effect of interest rate fluctuations on the Corporation's net interest margin. For example, a decline in interest rates may lead borrowers to repay their loans more rapidly which could mitigate some of the expected benefit of the decline in interest rates when negatively gapped. Conversely, a rapid rise in interest rates could lead to an increase in the net interest margin if the increased rates on loans and other interest-earning assets are higher than those on interest-bearing deposits and other liabilities.

      The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, and +/- 200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability balances remain constant at December 31 balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a rising and declining rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates was as follows:

                         Basis Point Changes
                      -------------------------
                       -100       +100     +200
                      -------    -----    -----
December 31, 2004     (3.88%)    0.70%    0.97%

December 31, 2003     (5.57%)    3.05%    6.06%

      First Busey's funds management policy defines a targeted range of +/- 10% change in net interest margin in a 1-year time frame for interest rate shocks of +/- 100 basis points and +/- 200 basis points. As indicated in the table above, the Corporation is within this targeted range on a consolidated basis. The table above does not include an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements are presented beginning on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Corporation conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures as of December 31, 2004. The Corporation's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

      Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to First Busey Corporation, including its consolidated subsidiaries, required to be included in the Corporation's periodic filings under the Exchange Act.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      First Busey's management is responsible for establishing and maintaining adequate internal control over financial reporting. The corporation's internal control over financial reporting is a process designed under the supervision of the Corporation's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation's consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

      Management has performed a comprehensive review, evaluation, and assessment of the Corporation's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria issued by the committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control - Integrated Framework."

      First Capital Bank (FCB) has been excluded from management's assessment of internal controls as of December 31, 2004, because it was acquired by the Corporation in a purchase combination on June 1, 2004, and it was not possible for management to conduct an assessment of FCB's internal control over financial reporting in the period between the consummation date and the date of management's assessment. FCB represented total assets and net income of approximately $250 million and $1.2 million, respectively, of the Corporation's related consolidated financial statement amounts as of and for the year ended December 31, 2004.

      Based on the assessment, management has determined that, as of December 31, 2004, the Corporation's internal control over financial reporting is effective, based on the COSO criteria. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report appearing on page 42.

ITEM 9B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Registrant. Incorporated by reference is the information set forth on pages 3-4 of the 2005 Proxy Statement.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference is the information set forth on pages 10-13 of the 2005 Proxy Statement (except the information set forth in the sections "Report of the Compensation Committee on Executive Compensation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Incorporated by reference is the information set forth under the heading "Common Stock Ownership of Certain Beneficial Owners and Management" on pages 8-10 of the 2005 Proxy Statement.

      The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plan, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

                                     (a)                        (b)                             (c)
                             --------------------    ----------------------------    ------------------------
                                                                                       Number of securities
                             Number of securities                                     remaining available for
                               to be issued upon                                      future issuance under
                                  exercise of         Weighted-average exercise      equity compensation plan
                             outstanding options,        price of outstanding         (excluding securities
    Plan Category             warrants and rights    options, warrants and rights     reflected in column (a)
-------------------------    --------------------    ----------------------------    ------------------------
Equity compensation plans
approved by stockholders                  773,250    $                      16.40                   1,877,775

Equity compensation plans
not approved by
stockholders                                    -                               -                           -
                             --------------------    ----------------------------    ------------------------
Total                                     773,250    $                      16.40                   1,877,775
                             ====================    ============================    ========================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference is the information set forth under the heading "Certain Relationships and Related Transactions" on page 15 of the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Incorporated by reference is the information set forth under the heading "Audit Committee" on pages 5-7 of the 2005 Proxy statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit
 Number     Description of Exhibit
--------    -----------------------
3.1         Restated Articles of Incorporation of First Busey Corporation (filed as Exhibit 3.1 to First Busey's Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 10, 2004,
            (Commission File No. 0-15950), and incorporated herein by reference)

3.2         First Busey Corporation Revised By-Laws (filed as Exhibit 3.2 to
            First Busey's Form 10-Q for the quarterly period ended March 31,
            2004, filed with the Commission on May 10, 2004 (Commission File No.
            0-15950), and incorporated herein by reference)

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

10.3        First Busey Corporation Employee Stock Ownership Plan (filed as
            Exhibit 10.7 to First Busey's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.4 First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey's definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.5        First Busey Corporation 2004 Stock Option Plan (filed as Annex D to
            First Busey's definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.6 First Busey Corporation loan agreement with JPMorgan Chase N.A., formerly known as Bank One, to be filed with First Busey's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2004

14.1        First Busey Corporation Code of Ethics (filed as Exhibit 14.1 to
            First Busey's Annual Report on Form 10-K for the fiscal year ended
            December 31, 2003 filed with the Commission on March 12, 2004
            (Registration 0-015950), and incorporated herein by reference)

21.1        List of Subsidiaries of First Busey Corporation

23.1        Consent of Independent Public Accountants

31.1        Certification of Principal Executive Officer

31.2        Certification of Principal Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation's Chief Executive Officer

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation's Chief Financial Officer

FINANCIAL STATEMENT SCHEDULES

Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.

              FIRST BUSEY CORPORATION INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Reports of Independent Registered Public Accounting Firm              41
Consolidated Balance Sheets                                           44
Consolidated Statements of Income                                     45
Consolidated Statements of Stockholders' Equity                       46
Consolidated Statements of Cash Flows                                 49
Notes to Consolidated Financial Statements                            52

REPORTS ON FORM 8-K

      On January 18, 2005, the Corporation filed a report on Form 8-K (Item 2.02) dated January 18, 2005, releasing its financial results for the three months ending December 31, 2004.

      On January 24, 2005, the Corporation filed a report on Form 8-K (Item 1.01) dated January 18, 2005, reporting board approval of bonus payments and restricted shares released to executive officers.

      On February 2, 2005, the Corporation filed a report on Form 8-K (Item 1.01) dated January 28, 2005, announcing board approval of fiscal year 2005 compensation to executive officers.

      One February 25, 2005, the Corporation filed a report on Form 8-K (Item 1.01) dated February 24, 2005, announcing that on February 24, 2005 it entered into an agreement to acquire Tarpon Coast Bancorp, Inc., Port Charlotte, Florida.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 16, 2005.

                                            FIRST BUSEY CORPORATION

                                            BY /s/ DOUGLAS C. MILLS
                                               ---------------------------------
                                               Douglas C. Mills
                                               Chairman of the Board, President,
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2005.

Signature                                      Title

/s/DOUGLAS C. MILLS                            Chairman of the Board, Chief
--------------------                           Executive Officer
Douglas C. Mills                               (Principal Executive Officer)

/s/ BARBARA J. HARRINGTON                      Chief Financial Officer
-------------------------                      (Principal Financial Officer)
Barbara J. Harrington

/s/ JOSEPH M. AMBROSE                          Director
---------------------
Joseph M. Ambrose

/s/ E. PHILLIPS KNOX                           Director
---------------------
E. Phillips Knox

/s/ DAVID L. IKENBERRY                         Director
---------------------
David L. Ikenberry

/s/ V. B. LEISTER, JR.                         Director
---------------------
 V. B. Leister, Jr.

/s/ JOSEPH E. O'BRIEN                          Director
---------------------
Joseph E. O'Brien

/s/ ARTHUR R. WYATT                            Director
-------------------
Arthur R. Wyatt

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES

                                    CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         41

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated balance sheets                                   44

   Consolidated statements of income                             45

   Consolidated statements of stockholders' equity          46 - 48

   Consolidated statements of cash flows                    49 - 51

   Notes to consolidated financial statements               52 - 89

[McGLADREY & PULLEN LOGO]
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
FIRST BUSEY CORPORATION
URBANA, ILLINOIS

We have audited the accompanying consolidated balance sheets of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FIRST BUSEY CORPORATION AND SUBSIDIARIES as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the effectiveness of First Busey Corporation and Subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), and our report dated February 4, 2005, expressed an unqualified opinion.

                                                         McGLADREY & PULLEN, LLP

Champaign, Illinois
February 4, 2005, except for Note 24 as
to which the date is February 24, 2005.

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

[McGLADREY & PULLEN LOGO]
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that First Busey Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Busey Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A Corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of Management and Directors of the Corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the consolidated financial statements.

McGladrey & Pullen, LLP is a member firm of RSM International - an affiliation of separate and independent legal entities.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded First Capital Bank (FCB) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Corporation in a purchase business combination during 2004. We have also excluded FCB from our audit of internal control over financial reporting. FCB's total assets and net income represent approximately $250 million and $1.2 million, respectively, of the Corporation's related consolidated financial statement amounts as of and for the year ended December 31, 2004.

In our opinion, management's assessment that First Busey Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Busey Corporation and our report dated February 4, 2005, except for Note 24 as to which the date is February 24, 2005, expressed an unqualified opinion.

                                                         McGLADREY & PULLEN, LLP

Champaign, Illinois
February 4, 2005

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                                               2004             2003
                                                                          --------------   -------------
                                                                              (Dollars in thousands)
ASSETS
Cash and due from banks                                                   $      47,991    $      52,397
Federal funds sold                                                                3,100                -
Securities available for sale                                                   352,256          224,733
Loans held for sale (fair value 2004 $9,717; 2003 $30,609)                        9,574           30,529
Loans (net of allowance for loan losses 2004 $19,217; 2003 $16,228)           1,447,109        1,145,639
Premises and equipment                                                           26,295           22,223
Goodwill                                                                         31,785            7,380
Other intangible assets                                                           3,852            2,100
Cash surrender value of bank owned life insurance                                17,634           16,836
Other assets                                                                     24,845           20,247
                                                                          -------------    -------------
         TOTAL ASSETS                                                     $   1,964,441    $   1,522,084
                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits:
       Noninterest bearing                                                $     213,921    $     160,578
       Interest bearing                                                       1,344,901        1,096,017
                                                                          -------------    -------------
         TOTAL DEPOSITS                                                       1,558,822        1,256,595
   Federal funds purchased and securities sold under agreements
         to repurchase                                                           41,558           16,000
   Short-term borrowings                                                         11,250                -
   Long-term debt                                                               165,374           92,853
   Junior subordinated debt owed to unconsolidated trusts                        40,000           25,000
   Other liabilities                                                              8,565            6,459
                                                                          -------------    -------------
         TOTAL LIABILITIES                                                    1,825,569        1,396,907
                                                                          -------------    -------------
Commitments and contingencies (Note 19)

Stockholders' Equity
   Preferred stock, no par value, 1,000,000 shares authorized, no
      shares issued                                                                   -                -
   Common stock, no par value, authorized 40,000,000 shares;
      21,232,059 shares issued                                                    6,291            6,291
   Surplus                                                                       21,696           20,968
   Retained earnings                                                            114,359          102,288
   Accumulated other comprehensive income                                         9,170            9,191
                                                                          -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY BEFORE TREASURY STOCK,
            UNEARNED ESOP SHARES AND DEFERRED COMPENSATION
            FOR RESTRICTED STOCK AWARDS                                         151,516          138,738
   Common stock in treasury, at cost, 623,908 shares 2004; 715,844
        shares 2003                                                             (10,173)         (10,667)
   Unearned ESOP shares and deferred compensation for restricted
      Stock awards                                                               (2,471)          (2,894)
                                                                          -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY                                             138,872          125,177
                                                                          -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   1,964,441    $   1,522,084
                                                                          =============    =============

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                  2004            2003                2002
                                                              ------------     -----------        ------------
                                                              (Dollars in thousands, except per share amounts)
Interest and dividend income:
   Loans, including fees                                      $     77,499     $    65,603        $     66,586
   Debt securities
      Taxable interest income                                        5,487           5,321               6,793
      Nontaxable interest income                                     1,939           2,031               2,041
   Dividends                                                           722             745                 405
   Federal funds sold                                                  272             149                 260
                                                              ------------     -----------        ------------
         TOTAL INTEREST AND DIVIDEND INCOME                         85,919          73,849              76,085
                                                              ------------     -----------        ------------
Interest expense:
   Deposits                                                         21,436          19,644              24,598
   Federal funds purchased and securities sold under
       agreements to repurchase                                        399             146                 373
   Short-term borrowings                                               158               -                  21
   Long-term debt                                                    5,372           3,578               3,252
   Junior subordinated debt owed to unconsolidated
       trusts                                                        2,676           2,250               2,250
                                                              ------------     -----------        ------------
         TOTAL INTEREST EXPENSE                                     30,041          25,618              30,494
                                                              ------------     -----------        ------------
         NET INTEREST INCOME                                        55,878          48,231              45,591
Provision for loan losses                                            2,905           3,058               3,125
                                                              ------------     -----------        ------------
         NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                         52,973          45,173              42,466
                                                              ------------     -----------        ------------
Other income:
   Service charges on deposit accounts                               7,841           7,319               7,054
   Trust fees                                                        5,339           4,615               4,781
   Commissions and brokers' fees, net                                2,335           2,103               2,106
   Other service charges and fees                                    2,035           1,836               1,816
   Security gains, net                                               1,373             975                 762
   Gain on sales of loans                                            2,689           6,183               3,995
   Other                                                             2,178           1,654               2,023
                                                              ------------     -----------        ------------
         TOTAL OTHER INCOME                                         23,790          24,685              22,537
                                                              ------------     -----------        ------------
Other expenses:
   Salaries and wages                                               19,529          18,491              17,431
   Employee benefits                                                 4,297           3,823               3,572
   Net occupancy expense of premises                                 3,921           3,158               3,076
   Furniture and equipment expenses                                  2,384           2,446               3,469
   Data processing                                                   1,915           1,755               1,459
   Amortization of intangible assets                                   631             414                 660
   Stationery, supplies and printing                                 1,020           1,061               1,010
   Other                                                             9,388           8,821               8,249
                                                              ------------     -----------        ------------
         TOTAL OTHER EXPENSES                                       43,085          39,969              38,926
                                                              ------------     -----------        ------------
         INCOME BEFORE INCOME TAXES                                 33,678          29,889              26,077
Income taxes                                                        11,224          10,025               8,173
                                                              ------------     -----------        ------------
         NET INCOME                                           $     22,454     $    19,864        $     17,904
                                                              ============     ===========        ============

Basic earnings per share                                      $       1.10     $      0.98        $       0.88
                                                              ============     ===========        ============
Diluted earnings per share                                    $       1.09     $      0.97        $       0.87

See Accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                        (Dollars in thousands)
                                                                                                            Deferred
                                                                     Accumulated                          Compensation
                                                                        Other                Unearned    for Restricted
                                   Common               Retained    Comprehensive  Treasury    ESOP          Stock
                                   Stock     Surplus    Earnings    Income (loss)   Stock     Shares         Awards         Total
                                  --------  ---------   ---------   ------------- ---------  --------    ---------------  ---------
Balance, December 31, 2001        $  6,291  $  21,170   $  81,861   $   8,128     $  (9,639) $ (2,021)   $       -        $ 105,790

Comprehensive income:
  Net income                             -          -      17,904           -             -         -            -           17,904
  Other comprehensive income,
    net of tax:
     Unrealized gains on
       securities available for
       sale arising during
       period, net of tax
       benefit of $1,713                 -          -           -           -             -         -            -            2,607
     Reclassification adjustment,
       net of taxes of ($303)            -          -           -           -             -         -            -             (459)
                                                                                                                          ---------
  Other comprehensive income,
    net of tax of $1,410                 -          -           -       2,148             -         -            -            2,148
                                                                                                                          ---------
Comprehensive income                     -          -           -           -             -         -            -           20,052
                                                                                                                          ---------

Purchase of 262,152 shares for
  the treasury                           -          -           -           -        (3,792)        -            -           (3,792)
Issuance of 81,900 shares of
  treasury stock for option
  exercise and related tax
  benefit                                -       (296)          -           -         1,155         -            -              859
Issuance of 1,125 shares of
  treasury stock to benefit
  plans                                  -          1           -           -            16         -            -               17
Issuance of 14,925 shares of
  treasury stock for restricted
  stock grants                           -          2           -           -           210         -         (212)               -
Cash dividends:
  Common stock at $.40 per share         -          -      (8,126)          -             -         -            -           (8,126)
Employee stock ownership plan
  shares allocated                       -        (15)          -           -             -       262            -              247
Amortization of restricted stock
  issued under restricted
  Stock award plan                       -          -           -           -             -         -          116              116
                                   -------  ---------   ---------   ---------     ---------  --------    ---------        ---------
Balance, December 31, 2002         $ 6,291  $  20,862   $  91,639   $  10,276     $ (12,050) $ (1,759)   $     (96)       $ 115,163
                                   =======  =========   =========   =========     =========  ========    =========        =========

                                                                     (continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                           (Dollars in thousands)
                                                                                                               Deferred
                                                                        Accumulated                          Compensation
                                                                          Other                  Unearned   for Restricted
                                        Common              Retained   Comprehensive  Treasury     ESOP         Stock
                                        Stock    Surplus    Earnings   Income (loss)   Stock      Shares        Awards       Total
                                       -------- ---------  ----------  ------------- ---------   --------   -------------- --------
Balance, December 31, 2002             $  6,291 $  20,862  $   91,639  $    10,276   $ (12,050)  $ (1,759)  $     (96)     $115,163

Comprehensive Income:
  Net Income                                  -         -      19,864            -           -          -           -        19,864
  Other comprehensive income, net
    of tax:
     Unrealized losses on securities
       available for sale arising
       during the period, net of tax
       benefit of ($306)                      -         -           -            -           -          -           -          (497)
     Reclassification adjustment,
       net of taxes of ($387)                 -         -           -            -           -          -           -          (588)
                                                                                                                           --------
  Other comprehensive income, net of
    tax of ($693)                             -         -           -       (1,085)          -          -           -        (1,085)
                                                                                                                           --------
Comprehensive Income                          -         -           -            -           -          -           -        18,779
                                                                                                                           --------
Purchase of 235,200 shares for the
  treasury                                    -         -           -            -      (4,079)         -           -        (4,079)
Issuance of 265,263 shares of
  treasury stock for option exercise
  and related tax benefit                     -      (126)          -            -       3,575          -           -         3,449
Issuance of 133,823 shares of
  treasury stock to benefit plans             -       173           -            -       1,887          -           -         2,060
Cash dividends:
  Common stock at $.45 per share              -         -      (9,215)           -           -          -           -        (9,215)
Employee stock ownership plan
  shares allocated                            -        59           -            -           -        262           -           321
Proceeds from employee stock
  ownership plan debt                         -         -           -            -           -     (1,356)          -        (1,356)
Amortization of restricted stock
  issued under restricted stock
  award plan                                  -         -           -            -           -          -          55            55
                                       -------- ---------  ----------  -----------   ---------   --------   ---------      --------
Balance, December 31, 2003             $  6,291 $  20,968  $  102,288  $     9,191   $ (10,667)  $ (2,853)  $     (41)     $125,177
                                       ======== =========  ==========  ===========   =========   ========   =========      ========

                                                                     (Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


                                                           (Dollars in thousands)
                                                                                                               Deferred
                                                                        Accumulated                          Compensation
                                                                           Other                  Unearned  for Restricted
                                        Common               Retained  Comprehensive  Treasury      ESOP         Stock
                                         Stock    Surplus    Earnings  Income (loss)    Stock      Shares       Awards       Total
                                       --------  ---------  ---------  -------------  ---------  ---------  -------------- ---------
Balance, December 31, 2003             $  6,291  $  20,968  $ 102,288  $    9,191     $ (10,667) $  (2,853)  $     (41)    $125,177

Comprehensive Income:
  Net Income                                  -          -     22,454           -             -          -           -       22,454
  Other comprehensive income, net
    of tax:
    Unrealized gains on securities
      available for sale arising
      during the period, net of tax
      benefit of $535                         -          -          -           -             -          -           -          806
    Reclassification adjustment,
      net of taxes of ($546)                  -          -          -           -             -          -           -         (827)
                                                                                                                           --------
  Other comprehensive income, net
    of tax of ($11)                           -          -          -         (21)            -          -           -          (21)
                                                                                                                           --------
Comprehensive Income                          -          -          -           -             -          -           -       22,433
                                                                                                                           --------
Purchase of 123,727 shares for the
  treasury                                    -          -          -           -        (2,264)         -                   (2,264)
Issuance of 173,550 shares of
  treasury stock for option exercise
  and related tax benefit                     -        356          -           -         2,220          -           -        2,576
Issuance of 42,113 shares of
  treasury stock to benefit plans             -        270          -           -           538          -                      808
Cash dividends:
  Common stock at $.51 per share              -          -    (10,383)          -             -          -           -      (10,383)
Employee stock ownership plan shares
  allocated                                   -        102          -           -             -        397           -          499
Amortization of restricted stock
  issued under restricted stock
  award plan                                  -          -          -           -             -          -          26           26
                                       --------  ---------  ---------  ----------     ---------  ---------    --------     --------
Balance, December 31, 2004             $  6,291  $  21,696  $ 114,359  $    9,170     $ (10,173) $  (2,456)   $    (15)    $138,872
                                       ========  =========  =========  ==========     =========  =========    ========     ========

See Accompanying Notes to Consolidated Financial Statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                    2004          2003          2002
                                                                 ---------     ----------    ---------
                                                                          (Dollars in thousands)
Cash Flows from Operating Activities
   Net income                                                    $  22,454     $  19,864     $  17,904
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Stock-based compensation                                          26            55           116
      Depreciation and amortization                                  3,525         3,534         4,202
      Provision for loan losses                                      2,905         3,058         3,125
      Fair value adjustment on employee  stock
          ownership plan shares allocated                              102            59           (15)
      Provision for deferred income taxes                           (1,071)          344        (1,367)
      Stock dividends received                                        (457)         (495)         (301)
      Accretion of security discounts, net                            (563)         (293)         (460)
      Security gains, net                                           (1,373)         (975)         (762)
      Gain on sales of loans, net                                   (2,689)       (6,183)       (3,995)
      Loss (gain) on sales and dispositions of premises
         and equipment                                                  42          (423)          (11)
      Market valuation adjustment on ORE properties                    760           989           700
      Increase in deferred compensation                                577           415           454
      Change in assets and liabilities:
         Increase in other assets                                     (828)         (551)         (105)
         Increase (decrease) in other liabilities                      560        (1,244)        1,275
                                                                 ---------     ---------     ---------
            NET CASH PROVIDED BY OPERATING
                ACTIVITIES BEFORE LOAN ORIGINATIONS AND SALES       23,970        18,154        20,760
                                                                 ---------     ---------     ---------
       Loans originated for sale                                  (159,560)     (400,967)     (292,102)
       Proceeds from sales of loans                                185,057       437,382       257,220
                                                                 ---------     ---------     ---------
            NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES                                          49,467        54,569       (14,122)
                                                                 ---------     ---------     ---------
Cash Flows from Investing Activities
   Securities available for sale:
      Purchases                                                   (271,763)     (212,444)     (118,028)
      Proceeds from sales                                           55,641        19,033        23,358
      Proceeds from maturities                                     140,244       202,493        76,548
   (Increase) decrease in federal funds sold                        (1,507)            -        20,000
   Increase in loans                                              (156,755)     (124,402)      (91,148)
   Purchases of premises and equipment                              (3,529)       (3,724)       (1,898)
   Proceeds from sales of premises and equipment                         7         6,216            89
   Increase in investment in life insurance                              -        (5,000)         (343)
   Increase in cash surrender value of bank owned life
      insurance                                                       (798)         (727)         (655)
   Purchase of subsidiary net of cash and due from
      banks acquired                                               (35,990)            -             -
                                                                 ---------     ---------     ---------
            NET CASH USED IN INVESTING ACTIVITIES                 (274,450)     (118,555)      (92,077)
                                                                 ---------     ---------     ---------

                                                                     (continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                   2004         2003          2002
                                                                ---------     --------     ---------
                                                                        (Dollars in thousands)
Cash Flows from Financing Activities
   Net increase (decrease) in certificates of deposit           $  83,058     $(27,254)    $  64,691
   Net increase in demand deposits, money market
      and savings accounts                                         72,085       70,244        42,915
   Net increase (decrease) in federal funds purchased and
      securities sold under agreements to repurchase                  101       13,533        (7,300)
   Proceeds from short-term borrowings                             15,250            -           500
   Principal payments on short-term borrowings                     (5,250)           -        (2,500)
   Proceeds from long-term debt                                    74,655       20,000        43,000
   Principal payments on long-term debt                           (25,059)           -       (18,000)
   Proceeds from issuance of junior subordinated debt
       owed to unconsolidated trust                                15,000            -             -
   Cash dividends paid                                            (10,383)      (9,215)       (8,126)
   Purchase of treasury stock                                      (2,264)      (4,079)       (3,792)
   Proceeds from sales of treasury stock                            3,384        5,509           876
                                                                ---------     --------     ---------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                 220,577       68,738       112,264
                                                                ---------     --------     ---------
Net (decrease) increase in cash and due from banks                 (4,406)       4,752         6,065
Cash and due from banks, beginning                                 52,397       47,645        41,580
                                                                ---------     --------     ---------
Cash and due from banks, ending                                 $  47,991     $ 52,397     $  47,645
                                                                =========     ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

PURCHASE OF SUBSIDIARY:
   Purchase price                                               $  42,072     $      -     $       -
                                                                ---------     --------     ---------
  Assets acquired:
   Cash and due from other banks                                    6,082            -             -
   Federal funds sold                                               1,593            -             -
   Securities available for sale                                   49,285            -             -
   Loans held for sale                                              1,853            -             -
   Loans (net of allowance for loan losses of $2,069)             147,758            -             -
   Premises and equipment                                           3,483            -             -
   Goodwill                                                        24,405            -             -
   Other intangible assets                                          2,383            -             -
   Other assets                                                     4,392            -             -
  Liabilities assumed:
   Deposits                                                      (147,084)           -             -
   Securities sold under agreements to repurchase                 (25,457)           -             -
   Short-term borrowings                                           (1,250)           -             -
   Long-term debt                                                 (23,322)           -             -
   Other liabilities                                               (2,049)           -             -
                                                                ---------     --------     ---------
                                                                   42,072            -             -
                                                                =========     ========     =========

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                2004             2003           2002
                                                             ---------        ----------     ----------
                                                                       (Dollars in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONT.)
   Cash payments for:
      Interest                                               $  28,707        $   26,395     $   30,817
      Income taxes                                           $  10,555        $    9,864     $    7,810

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES
   Other real estate acquired in settlement of loans         $     138        $      527     $    5,977
   Employee stock ownership plan shares allocated            $     397        $      262     $      262
   Proceeds from employee stock ownership plan debt          $       -        $    1,356     $        -
   Transfer of installment purchase debt certificate from
      investment portfolio to loan portfolio                 $       -        $        -     $      242

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

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation

The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiary: BAT, Inc.; Busey Bank Florida; First Capital Bank; First Busey Resources, Inc.; Busey Investment Group, Inc. and its subsidiaries: First Busey Trust & Investment Company, Inc., First Busey Securities, Inc., Busey Insurance Services, Inc., and Busey Capital Management. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practice within the banking industry.

Use of estimates

In preparing the accompanying consolidated financial statements, the Corporation's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses, valuation of other real estate, or other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and consideration of impairment of goodwill and other intangible assets.

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Corporation's bank subsidiaries, are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements.

Cash flows

For purposes of the consolidated statement of cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds purchased and sold are reported net, since their original maturities are less than three months. Cash flows from loans and deposits are also treated as net increases or decreases.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities

Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans held for sale

Loans held for sale are those loans the Corporation has the intent to sell in the foreseeable future. They consist of fixed-rate mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market. Loans held for sale are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying amount of the loans after allocating cost to servicing rights retained.

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments along with any related fees received from potential borrowers are recorded at fair value, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on the change in estimated fair value of the underlying mortgage loan. The fair value is subject to change primarily due to changes in interest rates.

Loan servicing

Servicing assets are recognized as separate assets when rights are acquired through the sale of mortgage loans. The Corporation generally retains the right to service mortgage loans sold to others. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to amortized cost. Fair values are estimated using discounted cash flows based on current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Corporation stratifies its capitalized mortgage

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

servicing rights based on the origination date, interest rate, and type of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of outstanding unpaid principal, adjusted for changeoffs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan's yield. The Corporation is generally amortizing these amounts over the contractual life. However, for long-term fixed-rate mortgages the Corporation has anticipated prepayments and assumes an estimated economic life of 5 years or less. Commitment fees and costs are generally based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit and are recognized over the commitment period when the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

Interest is accrued daily on the outstanding balances. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Interest accrued in the current year but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income. Interest accrued during the prior year but not collected for loans that are placed on nonaccrual status or charged off is charged against the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In addition, regulatory agencies as an integral part of their examination process, periodically review the allowance for loan losses, and may require the Corporation to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is impaired when, based on current information and events, it is probable the Corporation will be unable to collect scheduled payments of principal and interest payments when due according to the terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement.

Premises and equipment

Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives for premises and equipment are:

   Asset Description       Estimated Useful Life
-------------------------  ---------------------
Buildings                     20 - 40 years
Furniture and equipment        3 - 10 years
Data processing equipment      3 - 5 years
Software                       2 - 3 years
Leasehold improvements         3 - 10 years

Management periodically reviews the carrying amount of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful lives of those assets. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other real estate owned

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. The Corporation recognized loss provisions of $760,000, $989,000, and $700,000 during the years ended December 31, 2004, 2003, and 2002 respectively in valuation allowances associated with the carrying amount of properties held in OREO. Revenue and expense from the operations of foreclosed assets and changes in the valuation allowance are included in operations. Other real estate owned included in other assets was approximately $4,212,000 and $4,781,000 as of December 31, 2004, and 2003 respectively.

Goodwill and other intangible assets

Costs in excess of the estimated fair value of identifiable net assets acquired consist of goodwill and core deposit intangible assets. Goodwill was originally amortized into expense on a straight-line basis over periods not to exceed 25 years. Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 31, 2001, goodwill is no longer subject to amortization over its useful life, but instead is now subject to at least annual assessments by applying a fair value based test. The Corporation performed an initial impairment assessment as of January 1, 2002, and annual impairment assessments as of December 31, 2004 and 2003 by performing a fair value test and comparing the fair value of outstanding assets less fair value of liabilities to the carrying value of goodwill.

Core deposit intangible assets are amortized on a straight-line basis over the estimated period benefited up to 10 years. Total amortization expense was approximately $631,000, $414,000, and $660,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and intangible asset disclosures are as follows:

                                                     As of December 31, 2004
                                               ---------------------------------
                                               Gross Carrying        Accumulated
                                                   Amount           Amortization
                                               --------------       ------------
                                                     (Dollars in thousands)
AMORTIZED INTANGIBLE ASSETS:
   Core deposit intangibles                       $ 10,389           $    6,537
                                                  ========           ==========
AGGREGATE AMORTIZATION EXPENSE:
   For the year ended December 31, 2004                              $      631
                                                                     ==========
ESTIMATED AMORTIZATION EXPENSE:
   2004                                                              $      782
   2005                                                                     749
   2006                                                                     499
   2007                                                                     439
   2008                                                                     439
Thereafter                                                                  944
                                                                     ----------
                                                                          3,852
                                                                     ==========
GOODWILL:                                         $ 31,785
                                                  ========

Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows.

Income taxes

The Corporation and its subsidiaries file consolidated Federal and State income tax returns with each subsidiary computing its taxes on a separate entity basis. The provision for income taxes is based on income as reported in the financial statements.

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

Reclassifications

Reclassifications have been made to certain account balances, with no effect on net income or stockholders' equity, as of and for the years ended December 31, 2003 and 2002, to be consistent with the classifications adopted as of and for the year ended December 31, 2004.

On July 23, 2004, First Busey Corporation's Board of Directors approved a three-for-two stock split. The stock split was effected in the form of a 50% dividend issued on August 3, 2004, for shareholders of record at the close of business on August 2, 2004. Fractional share amounts resulting from the split were paid to shareholders in cash. Share and per share data have been retroactively adjusted as if the stock split had occurred on January 1, 2002.

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

                                                                         2004          2003           2002
                                                                      ----------    -----------    ---------
                                                                       (in thousands, except per share data)
Net income:
   As reported                                                        $   22,454    $    19,864    $  17,904
   Deduct total stock-based compensation expense determined
      under the fair value method for all awards, net of related
      tax effects                                                            336            257          242
                                                                      ----------    -----------    ---------
   Pro forma                                                          $   22,118    $    19,607    $  17,662
                                                                      ==========    ===========    =========
Basic earnings per share:
   As reported                                                        $     1.10    $      0.98    $    0.88
   Pro forma                                                          $     1.09    $      0.96    $    0.87
Diluted earnings per share:
   As reported                                                        $     1.09    $      0.97    $    0.87
   Pro forma                                                          $     1.08    $      0.95    $    0.86

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

                                                 2004
                                     ---------------------------
                                      Block 1           Block 2            2002
                                     ---------        ----------        ----------
Number of options granted               54,000           300,000           343,500
Risk-free interest rate                   1.40%             2.12%             3.51%
Expected life, in years                      5                 5                 3
Expected volatility                      18.20%            18.02%            19.27%
Expected dividend yield                   2.80%             2.60%             2.60%
Estimated fair value per option      $    2.04        $     2.55        $     3.28

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

The following reflects net income per share calculations for basic and diluted methods:

                                                         For the Years Ended December 31,
                                                  -----------------------------------------------
                                                      2004              2003            2002
                                                  -------------    -------------   --------------
Net income available to common shareholders       $  22,454,000    $  19,864,000   $   17,904,000

Basic average common shares outstanding              20,370,473       20,343,180       20,303,877
Dilutive potential due to stock options                 140,950          191,160          121,994
                                                  -------------    -------------   --------------
Average number of common shares and dilutive
   potential common shares outstanding               20,511,423       20,534,340       20,425,871
                                                  =============    =============   ==============

Basic net income per share                        $        1.10    $        0.98   $         0.88
                                                  =============    =============   ==============

Diluted net income per share                      $        1.09    $        0.97   $         0.87
                                                  =============    =============   ==============

Impact of new financial accounting standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on the Corporation's consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004. Management does not expect the adoption of this statement to have a material impact on the Corporation's consolidated financial statements.

In December 2003, the FASB issued a revision to Interpretation of No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ended after March 15, 2004. First Busey Corporation adopted FIN 46 as of January 1, 2004, which resulted in the Corporation no longer consolidating its wholly-owned subsidiary, First Busey Capital Trust I, and recorded it on the equity method. The Interpretation and the revision had no material effect on the Corporation's consolidated financial statements.

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB) No. 105, "Application of Accounting Principles to Loan Commitments," which provides guidance regarding loan commitments that are accounted for as derivative instruments. In this SAB, the SEC determined that an interest rate lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. This SAB did not have a material impact on the Corporation's financial position or results of operations.

In September 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment," which provides guidance for the determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounting for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Corporation can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSB Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP issue 03-1-a will affect the Corporation.

In December 2004, the FASB published FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("FAS 123(R)"). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement. Modifications of share-based payments will be treated as replacement awards with the cost of the incremental value recorded in the financial statements.

FAS 123(R) is effective at the beginning of the third quarter of 2005. As of the date of this filing, no decisions have been made as to whether the Corporation will apply the modified prospective or retrospective transition method of application.

The Corporation will present a cumulative effect of a change in accounting principle as a result of the adoption of FAS 123(R) for the estimation of future forfeitures. The Corporation is precluded from its past practice of recognizing forfeitures only as they occur.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of this statement on the Corporation in 2005 and beyond will depend upon various factors, among them being our future compensation strategy. The pro forma compensation costs presented in this and prior filings for the Corporation have been calculated using a Black-Scholes option pricing model and may not be indicative of amounts which should be expected in future periods.

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

NOTE 2. BUSINESS COMBINATION

On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239,000,000 bank headquartered in Peoria, Illinois. This acquisition expands the Corporation's banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase, and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of assets acquired and liabilities assumed. The excess of total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible assets and goodwill. The core deposit intangibles of $2,383,000 are being amortized over periods ranging from three to ten years. The Corporation does not expect to make further adjustments to these allocations.

Pro forma unaudited operating results for the twelve months ended December 30, 2004 and 2003, giving effect to the First Capital acquisition as if it had occurred as of January 1, 2003 are as follows:

                                          2004                 2003
                                      ---------------------------------
                                         (Dollars in thousdands except
`                                               per share data
Interest income                       $    90,344            $   84,556
Interest expense                           31,741                30,556
Provision for loan losses                   3,390                 3,898
Noninterest income                         24,645                26,513
Noninterest expense                        45,272                44,541
                                      -----------            ----------
Income before income taxes            $    34,586            $   32,074
Income taxes                               11,585                10,682
                                      -----------            ----------
Net income                            $    23,001            $   21,392
                                      ===========            ==========
Earnings per share - basic            $      1.13            $     1.05
                                      ===========            ==========
Earnings per share - diluted          $      1.12            $     1.04
                                      ===========            ==========

NOTE 3. CASH AND DUE FROM BANKS

The Corporation's banking and thrift subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Banks of Chicago and Atlanta, which may be offset by cash on hand. The required reserve balances as of December 31, 2004 and 2003 were approximately $16,004,000 and $10,921,000, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Busey Bank and First Capital Bank have established clearing balance requirements with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 2004, the clearing balance requirements totaled $3,000,000. As of December 31, 2003, the clearing balance requirement was $2,750,000.

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

NOTE 4. SECURITIES

The amortized cost and fair values of securities available for sale are summarized as follows:

                                                                   Gross        Gross
                                                    Amortized    Unrealized   Unrealized      Fair
                                                      Cost         Gains        Losses        Value
                                                   ----------    ----------   ----------    ---------
                                                                 (Dollars in thousands)
December 31, 2004:
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                       $  249,946    $      242   $    1,038    $ 249,150
Obligations of states and political
   subdivisions                                        49,949         1,839           20       51,768
Mortgage-backed securities                             22,736           466           32       23,170
Corporate debt securities                               2,184            43            7        2,220
                                                   ----------    ----------   ----------    ---------
                                                      324,815         2,590        1,097      326,308
Mutual funds and other equity securities               12,222        13,736           10       25,948
                                                   ----------    ----------   ----------    ---------
                                                   $  337,037    $   16,326   $    1,107    $ 352,256
                                                   ==========    ==========   ==========    =========

                                                                   Gross         Gross
                                                    Amortized    Unrealized   Unrealized      Fair
                                                      Cost         Gains        Losses        Value
                                                   ----------    ----------   ----------    ---------
                                                                 (Dollars in thousands)
December 31, 2003:
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                       $  149,727    $    1,284   $      113    $ 150,898
Obligations of states and political
   subdivisions                                        45,813         2,433           11       48,235
Corporate securities                                    3,995           276            6        4,265
                                                   ----------    ----------   ----------    ---------
                                                      199,535         3,993          130      203,398
Mutual funds and other equity securities                9,947        11,396            8       21,335
                                                   ----------    ----------   ----------    ---------
                                                   $  209,482    $   15,389   $      138    $ 224,733
                                                   ==========    ==========   ==========    =========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of securities available for sale as of December 31, 2004, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.

                                                      Amortized        Fair
                                                        Cost           Value
                                                     -----------    -----------
                                                       (Dollars in thousands)
Due in one year or less                              $   103,758    $   103,607
Due after one year through five years                    179,296        179,589
Due after five years through ten years                    18,875         19,761
Due after ten years                                       22,886         23,351
                                                     -----------    -----------
                                                     $   324,815    $   326,308
                                                     ===========    ===========

Gains and losses related to sales of securities are summarized as follows (in thousands):

                                        For the Years Ended December 31,
                                        --------------------------------
                                          2004       2003       2002
                                        --------    -------    ------
Gross security gains                    $  1,544    $ 1,133    $  762
Gross security losses                       (171)      (158)        -
                                        --------    -------    ------
         NET SECURITY GAINS             $  1,373    $   975    $  762
                                        ========    =======    ======

The tax provisions for these net realized gains and losses amounted to $546,000, 387,000, and $303,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Investment securities with carrying amounts of $226,356,000 and $151,730,000 on December 31, 2004 and 2003, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to securities with gross unrealized losses at December 31, 2004 and 2003 aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

                              Continuous unrealized losses  Continuous unrealized losses         `
                                existing for less than 12     existing greater than 12
                                        months                          months                      Total
                              ----------------------------  ----------------------------   -----------------------
                                              Unrealized         Fair      Unrealized         Fair      Unrealized
                                   Fair         Losses           Value       Losses           Value       Losses
                              -------------  -------------  -------------  -------------   ----------   ----------
                                                             (Dollars in thousands)
December 31, 2004:
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                  $  190,541  $      917       $     7,380  $    121        $  197,921   $   1,038
Obligations of states and
   political subdivisions             4,294          19               419         1             4,713          20
Mortgage-backed securities            3,201          32                 -         -             3,201          32
Corporate securities                    806           7                 -         -               806           7
                                 ----------  ----------       -----------  --------        ----------   ---------
    Subtotal, debt securities    $  198,842  $      975       $     7,799  $    122        $  206,641   $   1,097

Mutual funds and other
   equity securities                     54          10                 -         -                54          10
                                 ----------  ----------       -----------  --------        ----------   ---------
    Total temporarily
         impaired securities     $  198,896  $      985       $     7,799  $    122        $  206,695   $   1,107
                                 ==========  ==========       ===========  ========        ==========   =========

                              Continuous unrealized losses  Continuous unrealized losses
                                existing for less than 12     existing greater than 12
                                         months                        months                       Total
                              ----------------------------  ----------------------------   -----------------------
                                   Fair       Unrealized         Fair       Unrealized        Fair      Unrealized
                                  Value         Losses          Value         Losses          Value       Losses
                              -------------  -------------  -------------  -------------   ----------   ----------
                                                               (Dollars in thousands)
December 31, 2003:
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                  $   21,497  $      113       $         -  $        -      $   21,497   $      113
Obligations of states and
   political subdivisions             2,260          11                 -           -           2,260           11
Corporate securities                    401           6                 -           -             401            6
                                 ----------  ----------       -----------  ----------      ----------   ----------
    Subtotal, debt securities    $   24,158  $      130       $         -  $        -      $   24,158   $      130

Mutual funds and other
   equity securities                     92           8                 -           -              92            8
                                 ----------  ----------       -----------  ----------      ----------   ----------
    Total temporarily
         impaired securities     $   24,250  $      138       $         -  $        -      $   24,250   $      138
                                 ==========  ==========       ===========  ==========      ==========   ==========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 5. LOANS

The composition of loans is as follows:

                                                                    December 31,
                                                            ---------------------------
                                                                2004           2003
                                                            ------------   ------------
                                                               (Dollars in thousands)
Commercial                                                  $    216,290   $    138,272
Real estate construction                                         235,547        168,141
Real estate - farmland                                            11,750         11,890
Real estate - 1 to 4 family residential mortgage                 443,320        375,573
Real estate - multifamily mortgage                               106,163         91,325
Real estate - non-farm nonresidential mortgage                   363,993        292,169
Installment                                                       63,315         61,323
Agricultural                                                      25,224         22,300
                                                            ------------   ------------
                                                               1,465,602      1,160,993
Plus net deferred loan costs                                         724            874
                                                            ------------   ------------
                                                               1,466,326      1,161,867
Less allowance for loan losses                                    19,217         16,228
                                                            ------------   ------------
         NET LOANS                                          $  1,447,109   $  1,145,639
                                                            ============   ============

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $470,156,000 and $383,494,000 as of December 31, 2004 and 2003, respectively. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation's credit loss experience on its loan portfolio as a whole.

Geographic distribution of the commercial real estate loans as of December 31, 2004 and 2003 follows:

                                              December 31,
                                      --------------------------
                                         2004           2003
                                      -----------    -----------
                                        (dollars in thousands)
Illinois                              $   306,324    $   245,245
Florida                                    93,970         86,964
Indiana                                    69,862         51,285
                                      -----------    -----------
                                      $   470,156    $   383,494
                                      ===========    ===========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation's opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

                                                                   December 31,
                                                            -------------------------
                                                               2004            2003
                                                            ---------        --------
                                                              (Dollars in thousands)
Loans 90 days past due and still accruing                   $   2,141        $  2,638
Non-accrual loans                                               1,523             581
                                                            ---------        --------
                                                                3,664           3,219
                                                            =========        ========

The following table presents data on impaired loans:

                                                                2004         2003         2002
                                                              --------     --------     -------
                                                                    (Dollars in thousands)
Impaired loans for which an allowance has
   been provided                                              $    408     $      -     $      -
Impaired loans for which no allowance has
   been provided                                              $    503     $  2,214     $    309
                                                              --------     --------     -------
Total loans determined to be impaired                         $    911     $  2,214     $    309
                                                              ========     ========     ========
Allowance for loan loss for impaired loans included
   in the allowance for loan losses                           $    168     $      -     $      -
                                                              ========     ========     ========
Average recorded investment in impaired loans                 $  1,670     $  1,193     $  1,435
                                                              ========     ========     ========
Interest income recognized from impaired loans                $     28     $      -     $      -
                                                              ========     ========     ========
Cash basis interest income recognized from
   impaired loans                                             $     28     $      -     $      -
                                                              ========     ========     ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses were as follows:

                                                                    Years Ended December 31,
                                                              ----------------------------------
                                                                2004         2003         2002
                                                              --------     --------     --------
                                                                    (Dollars in thousands)
Balance, beginning of year                                    $ 16,228     $ 15,460     $ 13,688
   Addition due to acquisition                                   2,069            -            -
   Provision for loan losses                                     2,905        3,058        3,125
   Recoveries applicable to loan balances previously
      charged off                                                  202          225          476
   Loan balances charged off                                    (2,187)      (2,515)      (1,829)
                                                              --------     --------     --------
Balance, end of year                                          $ 19,217     $ 16,228     $ 15,460
                                                              ========     ========     ========

NOTE 7. LOAN SERVICING

The unpaid principal balances of loans serviced by the Corporation for the benefit of other are not included in the accompanying consolidated balance sheets. These unpaid principal balances were $568,081,000 and $531,271,000 as of December 31, 2004 and 2003, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2004 and 2003, was $1,964,000 and $2,279,000, respectively. The fair values of these servicing rights were $2,025,000 and $2,279,000, respectively, at December 31, 2004 and 2003. The following summarizes mortgage servicing rights capitalized and amortized:

                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                           2004        2003        2002
                                                         --------    --------    --------
                                                             (Dollars in thousands)
Mortgage servicing rights capitalized                    $    838    $  2,679    $  1,467
                                                         ========    ========    ========
Mortgage servicing rights amortized                      $  1,153    $  1,874    $    906
                                                         ========    ========    ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                             December 31,
                                                         --------------------
                                                           2004        2003
                                                         --------    --------
                                                        (Dollars in thousands)
Land                                                     $  7,381    $  6,639
Buildings and improvements                                 25,045      21,819
Furniture and equipment                                    21,386      18,925
                                                         --------    --------
                                                           53,812      47,383
Less accumulated depreciation                              27,517      25,160
                                                         --------    --------

                                                         $ 26,295    $ 22,223
                                                         ========    ========

Depreciation expense was $2,894,000, $3,120,000 and $3,542,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 9. DEPOSITS

The composition of deposits is as follows:

                                                             December 31,
                                                     ----------------------------
                                                        2004              2003
                                                     -----------      -----------
                                                        (dollars in thousands)
Demand deposits, noninterest-bearing                 $   213,921      $   160,578
Interest-bearing transaction deposits                     31,129           49,903
Savings deposits                                         113,822          106,990
Money market deposits                                    538,560          451,669
Time deposits                                            661,390          487,455
                                                     -----------      -----------
Total                                                $ 1,558,822      $ 1,256,595
                                                     ===========      ===========

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $196,260,000 and $105,614,000 at December 31, 2004 and 2003,
respectively. Brokered deposits of $16,423,000 are included in the balance of time deposits with a minimum denomination of $100,000 as of December 31, 2004. The Corporation had no brokered deposits as of December 31, 2003.

As of December 31, 2004, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2005                $      387,476
2006                       124,153
2007                        95,373
2008                        22,542
2009                        31,583
Thereafter                     263
                    --------------
                    $      661,390
                    ==============

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four years from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Balances of securities sold under agreements to repurchase were $41,558,000 and $8,500,000 as of December 31, 2004 and 2003,
respectively.

NOTE 11. SHORT-TERM BORROWINGS

Short-term borrowings consist of fixed-rate advances which mature in less than one year from date of origination. The advances are borrowed from the Federal Home Loan Bank of Chicago, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank of Chicago stock. Interest rates on the short-term advances outstanding as of December 31, 2004, range from 1.31% to 2.05% with an average weighted rate of 1.86%. The Corporation had no short-term borrowings outstanding as of December 31, 2003.

At December 31, 2004, First Busey Corporation had an operating line in the amount of $10,000,000 from its primary correspondent bank. The Corporation did not draw on the line in 2004, and the entire balance was available as of December 31, 2004. The line, which is collateralized by the outstanding shares of Busey Bank, matures on January 20, 2006.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                                              December 31,
                                                                                            2004       2003
                                                                                         ---------   ---------
                                                                                         (Dollars in thousands)
Notes payable, JPMorgan Chase N.A., formerly known as Bank One, interest payable quarterly

   $250,000 term loan, at one-year LIBOR plus 1.25% (effective rate of 2.75% at
   December 31, 2004), principal payment of $25,000 due annually on December 15, final payment due December 15, 2006, collateralized by unallocated shares of
   First Busey Corporation common stock purchased by employee stock ownership plan in August, 1997 (6,000 shares as of December 31, 2004; 9,000 shares as
   of December 31, 2003)                                                                 $      50   $      75

   $2,370,000 term loan, at one-year LIBOR plus 1.25% (effective rate of 2.75%
   at December 31, 2004), principal payment of $237,000 due annually on December
   15, final payment due December 15, 2009, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in November, 1999 (75,000 shares as of December 31, 2004; 90,000 shares
   as of December 31, 2003)                                                              $   1,185   $   1,422

   $1,356,500 term loan at one-year LIBOR plus 1.25% (effective rate of 2.75% at
   December 31, 2004), principal payment of $135,650 due annually on December
   15, final payment due December 15, 2013, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in December, 2003 (67,500 shares as of December 31, 2004; 75,000 shares
   as of December 31, 2003)                                                              $   1,221   $   1,356

   $42,000,000 term loan at six-month LIBOR plus 1.25% (effective rate of 2.86%
   at December 31, 2004), principal payment of $4,000,000 due annually beginning
   January 25, 2006, final payment due on June 1, 2011, collateralized by the
   outstanding shares of Busey Bank.                                                     $  30,000   $       -

Notes payable, Federal Home Loan Banks of Chicago and Atlanta, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on
1-4 family residential real estate and Federal Home Loan Bank of Chicago stock.          $ 132,918   $  90,000
                                                                                         ---------   ---------
                                                                                         $ 165,374   $  92,853
                                                                                         =========   =========

As of December 31, 2004, funds borrowed from the Federal Home Loan Banks of Chicago and Atlanta, listed above, consisted of fixed-rate advances maturing through January, 2013, with interest rates ranging from 1.47% to 6.18%. The weighted average rate on these long-term advances was 3.95% and 4.22% as of December 31, 2004 and 2003, respectively.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, the scheduled maturities of long-term debt, in thousands, are as follows:

2005                             $     34,990
2006                                   28,898
2007                                   22,198
2008                                   44,373
2009                                   14,373
Thereafter                       $     20,542
                                 ------------
                                 $    165,374
                                 ============

The Corporation had no letters of credit outstanding with the Federal Home Loan Bank of Chicago at December 31, 2004 and $1,300,000 outstanding at December 31, 2003.

NOTE 13. JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS

In June 2001, First Busey Corporation issued $25 million in cumulative trust preferred securities through a newly formed Delaware business trust, First Busey Capital Trust I. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The trust is a wholly-owned subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum. Interest expense on the trust preferred securities was $2,250,000 for each of the years ended December 31, 2004, 2003, and 2002. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

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

In April 2004, First Busey Corporation, through First Busey Statutory Trust II, issued $15 million of cumulative trust preferred securities ("Securities") in a private placement. The Securities were issued at an initial coupon rate of 3.82875%, pay cumulative cash distributions quarterly, and are subject to repricing on a quarterly basis (3-month LIBOR plus 2.65%). Effective December 17, 2004, the rate on these securities increased to 5.15125%. Interest expense on these trust preferred securities was $426,000 for the year ended December 31, 2004.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Issuance costs of $75,000 related to these trust preferred debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in June, 2034.

NOTE 14. INCOME TAXES

The components of income taxes consist of:

                                         Years Ended December 31,
                                     --------------------------------
                                       2004       2003         2002
                                     ---------  ---------    --------
                                          (Dollars in thousands)
Current                              $  12,295  $   9,681    $  9,540
Deferred                                (1,071)       344      (1,367)
                                     ---------  ---------    --------
         TOTAL INCOME TAX EXPENSE    $  11,224  $  10,025    $  8,173
                                     =========  =========    ========

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

                                                    Years Ended December 31,
                                           2004                2003               2002
                                  ---------------------------------------------------------
                                               % of               % of               % of
                                              Pretax              Pretax             Pretax
                                    Amount    Income     Amount   Income    Amount   Income
                                  ----------  ------    --------  ------   --------  ------
                                                    (Dollars in thousands)
Income tax at statutory rate      $   11,787    35.0%   $ 10,461    35.0%  $  9,127    35.0%
Effect of:
   Tax-exempt interest, net             (797)   (2.4%)      (819)   (2.7%)     (774)   (3.0%)
   Income on bank owned life
      insurance                         (317)   (0.9%)      (287)   (1.0%)     (260)   (1.0%)
   Amortization of intangibles            51     0.1%        (35)   (0.1%)       55     0.2%
   Other                                 500     1.5%        705     2.3%        25     0.1%
                                  ----------  ------    --------  ------   --------  ------
                                  $   11,224    33.3%   $ 10,025    33.5%  $  8,173    31.3%
                                  ==========  ======    ========  ======   ========  ======

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred taxes, included in other liabilities in the accompanying balances sheets, includes the following amounts of deferred tax assets and liabilities:

                                                                     2004          2003
                                                                ---------------------------
                                                                  (Dollars in thousands)
Deferred tax assets:
     Allowance for loan losses                                  $    7,473     $      6,441
     Property acquired in settlement of loans                          825              569
     Loans held for sale                                                50               32
     Basis in deposit intangibles                                        -              296
     Deferred compensation                                             641              433
     Accrued vacation                                                  178                -
     Other                                                             129              295
                                                                ----------     ------------
                                                                     9,296            8,066
                                                                ----------     ------------
Deferred tax liabilities:
     Investment securities
          Unrealized gains on securities held for sale              (6,049)          (6,060)
          Other                                                       (592)            (419)
     Basis in premises and equipment                                (1,553)          (1,425)
     Mortgage servicing assets                                        (779)            (905)
     Basis in deposit intangibles                                     (601)               -
     Deferred loan fees                                               (288)            (337)
                                                                ----------     ------------
                                                                    (9,862)          (9,146)
                                                                ----------     ------------
NET DEFERRED TAX LIABILITY                                      $     (566)    $     (1,080)
                                                                ==========     ============

NOTE 15.  EMPLOYEE BENEFIT PLANS

Employees' Stock Ownership Plan

The First Busey Corporation Employees' Stock Ownership Plan (ESOP) is available to all full-time employees who meet certain age and length of service requirements. The ESOP purchased common shares of the Corporation using the proceeds of bank borrowings which is secured by the stock. The borrowings are to be repaid using fully deductible contributions to the trust fund. As the ESOP makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employees' accounts in accordance with applicable regulations under the Internal Revenue Code. Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. Dividends on allocated shares of common stock are distributed directly to the participants, and dividends on unallocated shares are used to service the bank borrowings. All shares held by the ESOP, which were acquired prior to the issuance of Statement of Position 93-6, are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" for shares purchased prior to December 31, 1992.

In December, 2003, First Busey Corporation's Employees' Stock Ownership Plan purchased an additional 75,000 shares of the Corporation's common stock using proceeds of $1,356,000 from bank borrowings which are secured by the stock.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As permitted by Statement of Position (SOP) 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. Compensation expense for shares released is equal to the fair market value of the shares when released if they were acquired on or after January 1, 1993. All shares released in 2004, 2003, and 2002 were acquired after January 1, 1993. During 2004, $467,000 of compensation expense was recognized for the ESOP, releasing 25,500 shares to participant accounts. During 2003, $327,000 of compensation expense was recognized for the ESOP releasing 18,000 shares to participant accounts. During 2002, $304,000 of compensation expense was recognized for the ESOP, releasing 18,000 shares to participant accounts. Compensation expense related to the ESOP is included in the chart below under "Employee Benefits". Compensation expense related to the ESOP plan, including related interest expense, was $635,000, $431,000, and $382,000, in the years ended December 31, 2004, 2003 and 2002.

Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:

                                                              2004         2003
                                                         -------------  ------------
Allocated shares                                             1,074,256     1,080,007
Unallocated shares                                                   -             -
                                                         -------------  ------------
TOTAL                                                        1,074,256     1,080,007
                                                         =============  ============
Fair value of allocated shares at December 31            $  22,420,000  $ 19,440,000
                                                         =============  ============

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

                                 2004                   2003
                         ---------------------  ----------------------
                                      Fair                    Fair
                         Shares       Value     Shares        Value
                         -------  ------------  -------   ------------
Allocated shares          99,600  $  2,079,000   77,726   $  1,399,000
Unallocated shares       148,500     3,099,000  174,000      3,132,000
                         -------  ------------  -------   ------------
TOTAL                    248,100  $  5,178,000  251,726   $  4,531,000
                         =======  ============  =======   ============

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The rights of the participants vest ratably over a seven-year period. Contributions to the plan were $855,000, $880,000, and $857,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Expense related to the employee benefit plans are included in the statements of income as follows:

                                                         Years Ended December 31,
                                                      ----------------------------
                                                        2004     2003      2002
                                                      --------  --------  --------
                                                         (Dollars in thousands)
Employee benefits                                     $  1,401  $  1,259  $  1,161
Interest on employee stock ownership plan debt              89        52        78
                                                      --------  --------  --------
         TOTAL EMPLOYER CONTRIBUTIONS                 $  1,490  $  1,311  $  1,239
                                                      ========  ========  ========

NOTE 16. STOCK INCENTIVE PLANS

Stock Option Plan:

In March, 1989, the Corporation adopted the 1988 Stock Option Plan pursuant to which incentive stock options and nonqualified stock options for up to 1,350,000 shares of common stock may be granted by the Executive Compensation and Succession Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. In March 1996, the Board of Directors approved an increase in the number of shares reserved for issuance as stock options from 1,350,000 to 2,250,000.

In January of 1999, the Corporation adopted the 1999 Stock Option Plan pursuant to which nonqualified stock options for up to 750,000 shares of common stock may be granted by the Executive Compensation and Succession Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries.

In April, 2004, the Corporation adopted the 2004 Stock Option Plan pursuant to which nonqualified stock options for up to 1,500,000 shares of common stock may be granted by the Executive Compensation and Succession Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Corporation's stock option plan for the years ended December 31, 2004, 2003, and 2002 and the changes during the years ending on those dates is as follows:

                                                   2004                  2003                 2002
                                           --------------------------------------------------------------
                                                     Weighted-             Weighted-            Weighted-
                                                     Average               Average              Average
                                                     Exercise              Exercise             Exercise
                                            Shares    Price       Shares    Price      Shares     Price
Outstanding at beginning of year            596,400  $   12.19    871,488  $   12.51   613,488  $   10.76
Granted                                     354,000      19.36          -          -   343,500      14.56
Exercised                                  (173,550)     12.31   (265,263)     10.19   (81,900)      8.09
Forfeited                                    (6,825)     16.18     (9,825)     12.23    (3,600)     11.17
                                           --------              --------              -------
Outstanding at end of year                  770,025  $   16.47    596,400  $   13.54   871,488  $   12.51
                                           ========  =========   ========  =========   =======  =========

Exercisable at end of year                   82,125  $   11.95    252,600  $   12.19   345,300  $   11.13

Weighted-average fair value per
   option of options granted during
   the year                                          $    2.47                   N/A            $    3.28

The following table summarizes information about stock options outstanding at December 31, 2004:

                                 Options
          Options Outstanding  Exercisable
          --------------------------------
                    Weighted-
                     Average
                   Remaining
Exercise           Contractual
 Prices   Number      Life          Number
--------  -------  ----------       ------
$  11.92   78,750  0.96 years       78,750
   12.71    3,375  1.67 years        3,375
   14.56  336,300  5.96 years            -
   18.07   54,000  3.96 years            -
   19.59  297,800  4.70 years            -
          -------  ----------       ------
          770,225  4.80 years       82,125
          =======  ==========       ======

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Award Plan:

The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 675,000 shares of common stock which may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 2004, there were 3,225 shares under grant.

                                                 Number of Shares
                                         ------------------------------
                                          2004       2003         2002
                                         -------    -------     -------
Under restriction, beginning of year       6,450     10,425           -
   Granted                                     -          -      14,925
   Restrictions released                   3,225      3,975       4,500
   Forfeited and reissuable                    -          -           -
                                         -------    -------     -------
Under restriction, end of year             3,225      6,450      10,425
                                         =======    =======     =======
Available to grant, end of year          597,300    597,300     597,300
                                         =======    =======     =======

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $26,000, $55,000, and $116,000 was recognized for financial statement purposes during the years ended December 31, 2004, 2003, and 2002, respectively.

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

The following is an analysis of the changes in loans to related parties during the year ended December 31, 2004:

Balance at beginning of year     $     4,969
Addition due to acquisition           11,136
New loans                              9,130
Repayments                           (10,565)
                                 -----------
Balance at end of year           $    14,670
                                 ===========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Corporation and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation's or the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the federal and state regulatory agencies categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories. The Corporation's and the Banks' actual capital amounts and ratios as of December 31, 2004 and 2003, are also presented in the table.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                         For Capital          Prompt Corrective
                                                      Actual          Adequacy Purposes       Action Provisions
                                              -------------------------------------------------------------------
                                                 Amount     Ratio       Amount     Ratio        Amount      Ratio
                                              ----------    -----     ----------   -----      ----------    -----
                                                                     (Dollars in Thousands)
AS OF DECEMBER 31, 2004:

Total Capital (to Risk Weighted Assets)
   Consolidated                               $  157,328    10.92%    $  115,292    8.00%            N/A      N/A
   Busey Bank                                 $  128,706    11.24%    $   91,580    8.00%     $  114,475    10.00%
   Busey Bank Florida                         $   15,133    11.56%    $   10,473    8.00%     $   13,091    10.00%
   First Capital Bank                         $   17,827    11.96%    $   11,926    8.00%     $   14,908    10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                               $  133,122     9.24%    $   57,646    4.00%            N/A      N/A
   Busey Bank                                 $  108,992     9.52%    $   45,790    4.00%     $   68,685     6.00%
   Busey Bank Florida                         $   13,495    10.31%    $    5,237    4.00%     $    7,855     6.00%
   First Capital Bank                         $   15,960    10.71%    $    5,963    4.00%     $    8,945     6.00%

Tier I Capital (to Average Assets)
   Consolidated                               $  133,122     6.88%    $   77,382    4.00%            N/A      N/A
   Busey Bank                                 $  108,992     7.15%    $   60,945    4.00%     $   76,181     5.00%
   Busey Bank Florida                         $   13,495     8.06%    $    6,694    4.00%     $    8,368     5.00%
   First Capital Bank                         $   15,960     6.91%    $    9,233    4.00%     $   11,541     5.00%

AS OF DECEMBER 31, 2003:

Total Capital (to Risk Weighted Assets)
   Consolidated                               $  150,545    13.33%    $   90,350    8.00%            N/A      N/A
   Busey Bank                                 $  117,133    11.30%    $   82,934    8.00%     $  103,667    10.00%
   Busey Bank Florida                         $   12,402    15.50%    $    6,402    8.00%     $    8,003    10.00%

Tier I Capital (to Risk Weighted Assets)
   Consolidated                               $  131,277    11.62%    $   45,175    4.00%            N/A      N/A
   Busey Bank                                 $   99,920     9.64%    $   41,467    4.00%     $   62,201     6.00%
   Busey Bank Florida                         $   11,514    14.39%    $    3,201    4.00%     $    4,802     6.00%

Tier I Capital (to Average Assets)
   Consolidated                               $  131,277     8.85%    $   59,363    4.00%            N/A      N/A
   Busey Bank                                 $   99,920     7.33%    $   54,543    4.00%     $   68,179     5.00%
   Busey Bank Florida                         $   11,514    10.16%    $    4,533    4.00%     $    5,666     5.00%

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

As of December 31, 2004, Busey Bank had entered into a contractual commitment for the remodel of one of its branch locations in Champaign, Illinois. It had also entered into a separate contractual commitment for the construction of a new branch location in Normal, Illinois. Total commitment for these two projects is approximately $2,112,000. These projects are expected to be completed during 2005. In addition to these two contruction projects, Busey Bank had entered into a contractual commitment with its data processing provider for the replacement of certain hardware and software components. Commitments under this contract total $725,000. Installation of these components is expected to be complete by March 31, 2005.

The Corporation and its subsidiaries are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation and its subsidiaries' exposure to credit loss is represented by the contractual amount of those commitments. The Corporation and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk follows:

                                                                              December 31,
                                                                          ----------------------
                                                                             2004       2003
                                                                          ----------  ----------
                                                                         (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                            $  413,679  $  286,037
  Standby letters of credit                                                   12,507      11,682

Commitments to extend credit are agreements to lend to a customer as long as no condition established in the contract has been violated. These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. At December 31, 2004 and 2003, no amounts have been recorded as liabilities for the corporation's potential obligations under these guarantees.

As of December 31, 2004, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Lease Commitments

At December 31, 2004, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $992,000, $790,000, and $699,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2004, in thousands, are as follows:

2005         $     947
2006               935
2007               869
2008               655
2009               191
Thereafter         266
             ---------
             $   3,863
             =========

NOTE 20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans held for sale

Fair value of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Fair values for on-balance-sheet commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.

Loans

For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying amount. For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, when applicable. The carrying amount of accrued interest receivable approximates fair value.

Deposits and securities sold under agreements to repurchase

The fair value of demand deposits, savings accounts, interest-bearing transaction accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities. The carrying amounts reported in the balance sheet for securities sold under agreements to repurchase approximate those assets' fair values. The carrying amount of accrued interest payable approximates fair value.

Short-term borrowings and long-term debt

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The carrying amount of accrued interest payable approximates fair value.

Junior subordinated debt owed to unconsolidated trusts

Fair values are based upon quoted market prices or dealer quotes. For variable rate instruments, fair values are based on carrying values. The carrying amount of accrued interest payable approximates fair value.

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 2004 and 2003, these items are immaterial.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Corporation's financial instruments are as follows:

                                                             2004                                     2003
                                            -----------------------------------------------------------------------------
                                                Carrying               Fair               Carrying             Fair
                                                 Amount                Value               Amount              Value
                                            ----------------     -----------------    ----------------    ---------------
                                                                        (Dollars in thousands)
Financial assets:
   Cash and cash equivalents                $         51,091     $          51,091    $         52,397    $        52,397
   Securities                                        352,256               352,256             224,733            224,733
   Loans, net                                      1,456,683             1,463,112           1,176,168          1,184,532
   Accrued interest receivable                         8,566                 8,566               6,606              6,606

Financial liabilities:
   Deposits                                        1,558,822             1,559,370           1,256,595          1,263,205
   Federal funds purchased and
      securities sold under agreements to
      repurchase                                      41,558                41,558              16,000             16,000
   Short-term borrowings                              11,250                11,250                   -                  -
   Long-term debt                                    165,374               165,928              92,853             95,740
   Junior subordinated debt owed to
      unconsolidated trusts                           40,000                42,550              25,000             28,275
   Accrued interest payable                            3,799                 3,799               2,465              2,465

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following summarized information relates to the Corporation's reportable segments:

                                            December 31,
                                    2004        2003        2002
                                   ------      ------      ------
                                      (Dollars in thousands)
Interest Income:
   Busey Bank                      70,644      68,869      72,841
   Busey Bank Florida               8,475       4,716       2,981
   First Capital Bank               6,521           -           -
   Busey Investment Group             147         150         176
   All Other                          132         114          87
                                   ------      ------      ------
        Total Interest Income      85,919      73,849      76,085
                                   ------      ------      ------
Interest Expense:
   Busey Bank                      21,720      21,229      26,599
   Busey Bank Florida               2,744       2,126       1,588
   First Capital Bank               2,348           -           -
   Busey Investment Group               -           -           -
   All Other                        3,229       2,263       2,307
                                   ------      ------      ------
        Total Interest Expense     30,041      25,618      30,494
                                   ------      ------      ------
Other Income:
   Busey Bank                      15,578      17,996      15,841
   Busey Bank Florida                 504         552         434
   First Capital Bank                 650           -           -
   Busey Investment Group           7,310       6,531       6,885
   All Other                         (252)       (394)       (623)
                                   ------      ------      ------
        Total Other Income         23,790      24,685      22,537
                                   ------      ------      ------

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            December 31,
                                2004           2003            2002
                              ---------      ---------      ---------
                                      (Dollars in thousands)
Net Income:
   Busey Bank                    20,683         19,758         18,292
   Busey Bank Florida             1,573            287             24
   First Capital Bank             1,170              -              -
   Busey Investment Group         1,989          1,620          1,705
   All Other                     (2,961)        (1,801)        (2,117)
                              ---------      ---------      ---------
        Total Net Income         22,454         19,864         17,904
                              ---------      ---------      ---------
Goodwill:
   Busey Bank                     5,832          5,832          5,832
   Busey Bank Florida                 -              -              -
   First Capital Bank            24,405              -              -
   Busey Investment Group             -              -              -
   All Other                      1,548          1,548          1,548
                              ---------      ---------      ---------
        Total Goodwill           31,785          7,380          7,380
                              ---------      ---------      ---------
Assets:
   Busey Bank                 1,523,648      1,394,354      1,346,062
   Busey Bank Florida           175,778        113,441         73,193
   First Capital Bank           249,575              -              -
   Busey Investment Group         6,053          5,265          5,113
   All Other                      9,387          9,024         11,210
                              ---------      ---------      ---------
        Total Assets          1,964,441      1,522,084      1,435,578
                              ---------      ---------      ---------

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial data for First Busey Corporation is presented below.

                                 BALANCE SHEETS

                                                                       December 31,
                                                                 -----------------------
                                                                   2004         2003
                                                                 ---------     ---------
                                                                  (Dollars in thousands)
ASSETS

Cash and due from subsidiary bank                                $   7,376     $   5,498
Securities available for sale                                        2,766         3,241
Loans                                                                2,585         2,473
Investments in subsidiaries:
   Bank                                                            180,916       127,498
   Non-bank                                                         11,011        10,678
Premises and equipment, net                                            118           101
Goodwill                                                             1,548         1,548
Other assets                                                         6,512         2,983
                                                                 ---------     ---------
               TOTAL ASSETS                                      $ 212,832     $ 154,020
                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Long-term debt                                                $  30,000     $       -
   Long-term ESOP debt                                               2,456         2,853
   Junior subordinated debentures due to unconsolidated
      trusts                                                        40,000        25,000
   Other liabilities                                                 1,504           990
                                                                 ---------     ---------
               TOTAL LIABILITIES                                    73,960        28,843
                                                                 ---------     ---------
Stockholders' equity before unearned ESOP shares and deferred
   compensation for restricted stock awards                        141,343       128,071
Unearned ESOP shares and deferred compensation for restricted
   stock awards                                                     (2,471)       (2,894)
                                                                 ---------     ---------
               TOTAL STOCKHOLDERS' EQUITY                          138,872       125,177
                                                                 ---------     ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 212,832     $ 154,020
                                                                 =========     =========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              STATEMENTS OF INCOME

                                                         Years Ended December 31,
                                                   --------------------------------
                                                     2004        2003        2002
                                                   --------    --------    --------
                                                        (Dollars in thousands)
Operating income:
Dividends from subsidiaries:
   Bank                                            $ 12,600    $ 12,000    $ 12,000
   Non-bank                                           1,000       1,500       2,050
Interest and dividend income                            199         154         141
Other income                                          1,275       1,101         928
                                                   --------    --------    --------
        TOTAL OPERATING INCOME                       15,074      14,755      15,119
                                                   --------    --------    --------
Expenses:
   Salaries and employee benefits                     1,838       1,633       1,503
   Interest expense                                   3,305       2,303       2,325
   Operating expense                                    952         882       1,475
                                                   --------    --------    --------
        TOTAL EXPENSES                                6,095       4,818       5,303
                                                   --------    --------    --------
        INCOME BEFORE INCOME TAX BENEFIT
         AND EQUITY IN UNDISTRIBUTED
         INCOME OF SUBSIDIARIES                       8,979       9,937       9,816

Income tax benefit                                    2,225       1,723       2,007
                                                   --------    --------    --------
        INCOME BEFORE EQUITY IN
         UNDISTRIBUTED INCOME OF
         SUBSIDIARIES                                11,204      11,660      11,823

Equity in undistributed income of subsidiaries:
   Bank                                              10,826       8,044       6,316
   Non-bank                                             424         160        (235)
                                                   --------    --------    --------
        NET INCOME                                 $ 22,454    $ 19,864    $ 17,904
                                                   ========    ========    ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
                                                                        ------------------------------------
                                                                           2004          2003        2002
                                                                        ----------     --------     --------
                                                                               (Dollars in thousands)
Cash Flows from Operating Activities
  Net income                                                            $   22,454     $ 19,864     $ 17,904
  Adjustments to reconcile net income to net cash
           provided by operating activities:
      Depreciation and amortization                                             72           63           35
      Equity in undistributed net income of subsidiaries                   (11,250)      (8,204)      (6,081)
      Stock-based compensation                                                  26           55          116
      Fair value adjustment on employee  stock ownership
           plan shares allocated                                               102           59          (15)
      Security gains, net                                                     (164)         (93)          (1)
      Gain on disposal of premises and equipment                                 -            -          (22)
      Changes in assets and liabilities:
           (Increase) decrease in other assets                              (4,222)          46        2,232
           Increase (decrease) in other liabilities                          1,309          (57)         (73)
                                                                        ----------     --------     --------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                 8,327       11,733       14,095
                                                                        ----------     --------     --------
Cash Flows from Investing Activities
  Proceeds from sales of securities available for sale                         575        3,770           67
  Purchases of securities available for sale                                  (194)      (3,718)        (532)
  Increase in loans                                                           (112)        (335)        (313)
  Proceeds from sales of premises and equipment                                  -            -           32
  Purchases of premises and equipment                                          (89)         (36)        (128)
  Capital contribution to subsidiary                                       (42,366)           -            -
                                                                        ----------     --------     --------
                   NET CASH USED IN INVESTING ACTIVITIES                   (42,186)        (319)        (874)
                                                                        ----------     --------     --------
Cash Flows from Financing Activities
  Proceeds from short-term borrowings                                            -            -          500
  Principal payments on short-term borrowings                                    -            -       (2,500)
  Proceeds from issuance of long-term debt                                  42,000            -            -
  Principal payments on long-term debt                                     (12,000)           -            -
  Proceeds from issuance of junior subordinated
   debentures due to First Busey Statutory Trust II                         15,000            -            -
  Purchases of treasury stock                                               (2,264)      (4,079)      (3,792)
  Proceeds from sales of treasury stock                                      3,384        5,509          876
  Cash dividends paid                                                      (10,383)      (9,215)      (8,126)
                                                                        ----------     --------     --------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      35,737       (7,785)     (13,042)
                                                                        ----------     --------     --------
                   NET INCREASE IN CASH AND
                      DUE FROM SUBSIDIARY BANKS                              1,878        3,629          179
Cash and due from subsidiary banks, beginning                                5,498        1,869        1,690
                                                                        ----------     --------     --------
Cash and due from subsidiary banks, ending                              $    7,376     $  5,498     $  1,869
                                                                        ==========     ========     ========

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. UNAUDITED INTERIM FINANCIAL DATA

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

                                                      2004
                               ---------------------------------------------------
                               December 31   September 30    June 30      March 31
                               -----------   ------------    -------      --------
Interest income                  $24,470       $23,281       $19,912       $18,256
Interest expense                   9,092         8,437         6,618         5,894
                                 -------       -------       -------       -------
   Net interest income            15,378        14,844        13,294        12,362
Provision for loan losses            585         1,240           655           425
Noninterest income                 6,041         6,021         6,034         5,694
Noninterest expense               12,272        11,150        10,196         9,467
                                 -------       -------       -------       -------
Income before income taxes         8,562         8,475         8,477         8,164
Income taxes                       2,793         2,691         2,936         2,804
                                 -------       -------       -------       -------
   Net income                    $ 5,769       $ 5,784       $ 5,541       $ 5,360
                                 =======       =======       =======       =======

Basic earnings per share         $  0.28       $  0.28       $  0.27       $  0.26
Diluted earnings per share       $  0.28       $  0.28       $  0.27       $  0.26

                                                      2003
                               ---------------------------------------------------
                               December 31   September 30    June 30      March 31
                               -----------   ------------    -------      --------
Interest income                  $18,260       $18,417       $18,504       $18,668
Interest expense                   6,007         6,118         6,650         6,843
                                 -------       -------       -------       -------
   Net interest income            12,253        12,299        11,854        11,825
Provision for loan losses          1,680           448           330           600
Noninterest income                 5,621         5,718         6,871         6,475
Noninterest expense                9,580        10,023         9,984        10,382
                                 -------       -------       -------       -------
Income before income taxes         6,614         7,546         8,411         7,318
Income taxes                       2,258         2,236         3,055         2,476
                                 -------       -------       -------       -------
   Net income                    $ 4,356       $ 5,310       $ 5,356       $ 4,842
                                 =======       =======       =======       =======

Basic earnings per share         $  0.21       $  0.26       $  0.26       $  0.24
Diluted earnings per share       $  0.21       $  0.26       $  0.26       $  0.24

NOTE 24. SUBSEQUENT EVENT

On February 24, 2005, the Board of Directors of First Busey Corporation entered into an agreement with the Board of Directors of Tarpon Coast Bancorp, Inc. to acquire all of the issued and outstanding stock of Tarpon Coast for approximately $35.6 million or $27.00 per share. Tarpon shareholders will receive $27.00 per share in a combination of First Busey common shares and cash. The agreement is subject to approval by the shareholders of Tarpon Coast and the receipt of the required regulatory approvals. The acquisition is expected to close on or before August 30, 2005.