Form 10-Q
period 2005-03-31
FIRST BUSEY CORP /NV/
filed 2005-05-10
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/2005             Commission File No. 0-15950

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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at May 1, 2005
-----------------------------                    -------------------------------
Common Stock, $.001 par value                               20,568,176

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                         2 of 37

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                           March 31,    December 31,
                                                                            2005           2004
                                                                         ------------   ------------
                                                                           (Dollars in thousands)
ASSETS
Cash and due from banks                                                  $     48,403   $     47,991
Federal funds sold                                                             21,300          3,100
Securities available for sale (amortized cost 2005, $306,307;
     2004, $337,037)                                                          317,867        352,256

Loans                                                                       1,507,949      1,475,900
Allowance for loan losses                                                     (19,781)       (19,217)
                                                                         ------------   ------------
    Net loans                                                            $  1,488,168   $  1,456,683
Premises and equipment                                                         27,245         26,295
Cash surrender value of bank owned life insurance                              17,829         17,634
Goodwill                                                                       31,785         31,785
Other intangible assets                                                         3,657          3,852
Other assets                                                                   24,876         24,845
                                                                         ------------   ------------
        Total assets                                                     $  1,981,130   $  1,964,441
                                                                         ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
    Noninterest bearing                                                  $    197,371   $    213,921
    Interest bearing                                                        1,391,931      1,344,901
                                                                         ------------   ------------
    Total deposits                                                       $  1,589,302   $  1,558,822

Securities sold under agreements to repurchase                                 43,075         41,558
Short-term borrowings                                                          10,000         11,250
Long-term debt                                                                147,851        165,374
Junior subordinated debt owed to unconsolidated trusts                         40,000         40,000
Other liabilities                                                              12,054          8,565
                                                                         ------------   ------------
        Total liabilities                                                $  1,842,282   $  1,825,569
                                                                         ------------   ------------

STOCKHOLDERS' EQUITY
Preferred stock                                                          $          -   $          -
Common stock                                                                    6,291          6,291
Surplus                                                                        21,767         21,696
Retained earnings                                                             118,030        114,359
Accumulated other comprehensive income                                          6,965          9,170
                                                                         ------------   ------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants               $    153,053   $    151,516
Treasury stock, at cost                                                       (11,737)       (10,173)
Unearned ESOP shares and deferred compensation for stock grants                (2,468)        (2,471)
                                                                         ------------   ------------
        Total stockholders' equity                                       $    138,848   $    138,872
                                                                         ------------   ------------
        Total liabilities and stockholders' equity                       $  1,981,130   $  1,964,441
                                                                         ============   ============

Common shares outstanding at period end                                    20,537,651     20,608,151
                                                                         ============   ============

See accompanying notes to unaudited consolidated financial statements.

                                                                         3 of 37

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                     2005                                  2004
                                                                  ----------                            ----------
                                                                  (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                    $   22,862                            $   16,639
    Interest and dividends on investment securities:
        Taxable interest income                                        1,865                                 1,031
        Non-taxable interest income                                      493                                   453
        Dividends                                                        183                                   132
    Interest on Federal funds sold                                       160                                     1
                                                                  ----------                            ----------
        Total interest income                                     $   25,563                            $   18,256
                                                                  ----------                            ----------

INTEREST EXPENSE:
    Deposits                                                      $    6,775                            $    4,247
    Federal funds purchased and securities sold under agreements
        to repurchase                                                    176                                    56
    Short-term borrowings (add separate line?)                            53                                    12
    Long-term debt                                                     1,541                                 1,016
    Junior subordinated debt owed to unconsolidated trusts               757                                   563
                                                                  ----------                            ----------
        Total interest expense                                    $    9,302                            $    5,894
                                                                  ----------                            ----------
        Net interest income                                       $   16,261                            $   12,362
    Provision for loan losses                                            690                                   425
                                                                  ----------                            ----------
        Net interest income after provision for loan losses       $   15,571                            $   11,937
                                                                  ----------                            ----------

OTHER INCOME:
    Trust                                                         $    1,440                            $    1,395
    Commissions and brokers fees, net                                    526                                   592
    Service charges on deposit accounts                                1,824                                 1,728
    Other service charges and fees                                       509                                   468
    Security gains, net                                                  162                                   191
    Gain on sales of loans                                               423                                   822
    Increase in cash surrender value of life insurance                   195                                   209
    Other operating income                                               476                                   289
                                                                  ----------                            ----------
        Total other income                                        $    5,555                            $    5,694
                                                                  ----------                            ----------

OTHER EXPENSES:
    Salaries and wages                                            $    5,197                            $    4,541
    Employee benefits                                                  1,204                                 1,023
    Net occupancy expense of premises                                    947                                   884
    Furniture and equipment expenses                                     683                                   535
    Data processing                                                      489                                   438
    Stationery, supplies and printing                                    265                                   220
    Amortization of intangible assets                                    195                                   105
    Other operating expenses                                           2,269                                 1,721
                                                                  ----------                            ----------
        Total other expenses                                      $   11,249                            $    9,467
                                                                  ----------                            ----------
    Income before income taxes                                    $    9,877                            $    8,164
        Income taxes                                                   3,341                                 2,804
                                                                  ----------                            ----------
        NET INCOME                                                $    6,536                            $    5,360
                                                                  ==========                            ==========

BASIC EARNINGS PER SHARE*                                         $     0.32                            $     0.26
                                                                  ==========                            ==========
DILUTED EARNINGS PER SHARE*                                       $     0.32                            $     0.26
                                                                  ==========                            ==========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK*                     $   0.1400                            $   0.1267
                                                                  ==========                            ==========

* Per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2004.

See accompanying notes to unaudited consolidated financial statements.

                                                                         4 of 37

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                                          2005        2004
                                                                                       ----------   ---------
                                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $    6,536   $   5,360
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                3           7
        Depreciation and amortization                                                         997         779
        Provision for loan losses                                                             690         425
        Provision for deferred income taxes                                                  (326)       (221)
        Stock dividends                                                                      (116)        (99)
        Amortization of investment security discounts                                        (215)        (11)
        Gain on sales of investment securities, net                                          (162)       (191)
        Gain on sales of loans                                                               (423)       (822)
        Gain on sale of ORE properties                                                         (5)          -
        Gain on sale and disposition of premises and equipment                                (24)          -
        Increase (decrease) in deferred compensation                                           34          (7)
        Change in assets and liabilities:
            Decrease (increase) in other assets                                               633        (314)
            Increase in accrued expenses                                                      955         719
            Decrease in interest payable                                                      (12)       (114)
            Decrease in income taxes receivable                                               550         593
            Increase in income taxes payable                                                3,078       2,369
                                                                                       ----------   ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
                        LOAN ORIGINATIONS AND SALES                                    $   12,193   $   8,473
                                                                                       ----------   ---------

Loans originated for sale                                                                 (29,700)    (37,038)
Proceeds from sales of loans                                                               31,457      44,504
                                                                                       ----------   ---------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                             $   13,950   $  15,939
                                                                                       ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                         1,421       4,667
    Proceeds from maturities of securities classified available for sale                   44,497      19,749
    Purchase of securities classified available for sale                                  (14,696)     (7,884)
    Increase in Federal funds sold                                                        (18,200)     (5,100)
    Increase in loans                                                                     (33,578)    (39,078)
    Proceeds from sale of premises and equipment                                               25           -
    Proceeds from sale of ORE properties                                                       75           -
    Purchases of premises and equipment                                                    (1,753)       (839)
    Increase in cash surrender value of bank owned life insurance                            (195)       (209)
                                                                                       ----------   ---------
        NET CASH USED IN INVESTING ACTIVITIES                                          $  (22,404)  $ (28,694)
                                                                                       ----------   ---------

                                                        (continued on next page)

                                                                         5 of 37

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                             2005          2004
                                                                           --------      --------
                                                                           (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) increase in certificates of deposit                     $ (3,584)     $  1,100
    Net increase in demand, money market and savings deposits                34,064           314
    Cash dividends paid                                                      (2,865)       (2,578)
   Net increase (decrease) in Federal funds purchased and securities sold
      Under agreement to repurchase                                           1,517        (7,474)
    Proceeds from short-term borrowings                                       1,000         3,250
    Principal payments on short-term borrowings                              (2,250)            -
    Proceeds from issuance of long-term debt                                  1,000         7,750
    Principal payments on long-term borrowings                              (18,523)            -
    Purchase of treasury stock                                               (1,769)         (610)
    Proceeds from sale of treasury stock                                        276           548
                                                                           --------      --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                          $  8,866      $  2,300
                                                                           --------      --------
        NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                 $    412      $(10,455)
Cash and due from banks, beginning                                           47,991      $ 52,397
                                                                           --------      --------
Cash and due from banks, ending                                            $ 48,403      $ 41,942
                                                                           ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

OTHER REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS                          $     69      $      -
                                                                           ========      ========

See accompanying notes to unaudited consolidated financial statements

                                                                         6 of 37

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                        2005          2004
                                                                      -------        -------
                                                                      (Dollars in thousands)
Net income                                                            $ 6,536        $ 5,360
                                                                      -------        -------
Other comprehensive income, before tax:
     Unrealized gains on securities:
          Unrealized holding (losses) gains arising during period     $(3,498)       $ 1,288
          Less reclassification adjustment for gains included in net
             Income                                                      (162)          (191)
                                                                      -------        -------
Other comprehensive (loss) income, before tax                         $(3,660)       $ 1,097
     Income tax (benefit) expense related to items of other
        comprehensive (loss) income                                    (1,455)           436
                                                                      -------        -------
     Other comprehensive (loss) income, net of tax                    $(2,205)       $   661
                                                                      -------        -------
     Comprehensive income                                             $ 4,331        $ 6,021
                                                                      =======        =======

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

                                                                         7 of 37

NOTE 2: UNREALIZED LOSSES ON INVESTMENT SECURITIES

Information pertaining to securities with gross unrealized losses as of March 31, 2005, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

                                 Continuous unrealized      Continuous unrealized
                               losses existing for less  losses existing for greater
                                    than 12 months             than 12 months                  Total
                               ------------------------  ---------------------------  ----------------------
                                  Fair       Unrealized    Fair           Unrealized     Fair     Unrealized
                                 Value         Losses      Value            Losses      Value       Losses
                               ----------    ----------  --------         ----------  ----------  ----------
                                                           (Dollars in thousands)
March 31, 2005:
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                $  197,910    $    2,250  $  7,923         $      203  $  205,833  $    2,453
Obligations of states and
   political subdivisions          14,748           285       419                  1      15,167         286
Mortgage-backed securities         11,704           440         -                  -      11,704         440
Corporate securities                1,081            26         -                  -       1,081          26
                               ----------    ----------  --------         ----------  ----------  ----------
Subtotal, debt securities      $  225,443    $    3,001  $  8,342         $      204  $  233,785  $    3,205

Mutual funds and other equity
   Securities                         149            15         -                  -         149          15
                               ----------    ----------  --------         ----------  ----------  ----------

Total temporarily impaired
   securities                  $  225,592    $    3,016  $  8,342         $      204  $  233,934  $    3,220
                               ==========    ==========  ========         ==========  ==========  ==========

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

                                                                         8 of 37

NOTE 3: LOANS

The major classifications of loans as of March 31, 2005 and December 31, 2004 were as follows:

                                                March 31, 2005  December 31, 2004
                                                --------------  -----------------
                                                     (Dollars in thousands)
Commercial                                      $      212,336  $         216,290
Real estate construction                               274,432            235,547
Real estate - farmland                                  11,105             11,750
Real estate - 1-4 family residential mortgage          463,816            452,894
Real estate - multifamily mortgage                     103,656            106,163
Real estate - non-farm nonresidential mortgage         361,040            363,993
Installment                                             61,572             63,315
Agricultural                                            19,347             25,224
                                                --------------  -----------------
                                                $    1,507,304  $       1,475,176
Plus net deferred loan costs                               645                724
                                                --------------  -----------------
                                                     1,507,949          1,475,900
Less:
    Allowance for loan losses                           19,781             19,217
                                                --------------  -----------------
    Net loans                                   $    1,488,168  $       1,456,683
                                                ==============  =================

The real estate - 1-4 family residential mortgage category includes loans held for sale with carrying values of $8,240,000 at March 31, 2005 and $9,574,000 at December 31, 2004; these loans had fair market values of $8,316,000 and $9,717,000 respectively.

Changes in the allowance for loan losses were as follows:

                                                        2005          2004
                                                      --------      --------
                                                      (Dollars in thousands)
Balance, beginning of year                            $ 19,217      $ 16,228
   Provision of loan losses                                690           425
   Recoveries applicable to loan balances previously
      Charged off                                           96            52
   Loan balances charged off                              (222)          (51)
                                                      --------      --------
Balance, March 31                                     $ 19,781      $ 16,654
                                                      ========      ========

                                                                         9 of 37

NOTE 4: EARNINGS PER SHARE*

Net income per common share has been computed as follows:

                                                             Three Months Ended March 31,
                                                                2005              2004
                                                             -----------      -----------
Net income                                                   $ 6,536,000      $ 5,360,000
Shares:
   Weighted average common shares outstanding                 20,436,057       20,357,739

Dilutive effect of outstanding options as determined by the
   application of the treasury stock method                      148,778          145,038
                                                             -----------      -----------

Weighted average common shares outstanding, as
   adjusted for diluted earnings per share calculation        20,584,835       20,502,777
                                                             ===========      ===========

Basic earnings per share                                     $      0,32      $      0.26
                                                             ===========      ===========

Diluted earnings per share                                   $      0.32      $      0.26
                                                             ===========      ===========

* Share and per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2004.

                                                                        10 of 37

NOTE 5: STOCK-BASED COMPENSATION*

First Busey Corporation applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by SFAS No. 123. The Corporation has recorded no compensation expense associated with stock options as all options granted under its plan had an exercise price equal to the market value of the common stock when granted.

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:

                                                                  Three months ended March 31
                                                                    2005              2004
                                                                  ---------         ---------
                                                                   (dollars in thousands,
                                                                   except per share amounts)
Net income as reported                                            $   6,536         $   5,360
Less compensation expense determined under fair value method for
   all options granted, net of related tax effects                       51                57
                                                                  ---------         ---------
Pro-forma net income                                                  6,485             5,303
                                                                  =========         =========

BASIC EARNINGS PER SHARE
Reported net income                                               $    0.32         $    0.26
Less compensation expense                                                 -                 -
                                                                  ---------         ---------
Pro-forma net income                                              $    0.32         $    0.26
                                                                  =========         =========

DILUTED EARNINGS PER SHARE
Reported net income                                               $    0.32         $    0.26
Less compensation expense                                                 -                 -
                                                                  ---------         ---------
Pro-forma net income                                              $    0.32         $    0.26
                                                                  =========         =========

The Corporation issued no stock options during the three months ended March 31, 2005.

* Share and per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2004.

NOTE 6: JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS

In June 2001, First Busey Corporation issued $25 million in cumulative trust preferred securities through a newly formed Delaware business trust, First Busey Capital Trust I. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The trust is a wholly-owned subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum. Interest expense on the trust preferred securities was $562,500 for the three-month periods ended March 31, 2005 and March 31, 2004. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 18, 2031, and are callable beginning June 18, 2006. Issuance costs of $1,340,000 related to the trust preferred debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in June, 2031.

                                                                        11 of 37

Prior to the implementation of a new accounting standard in the first quarter of 2004, the financial statements of the Trust were included in the consolidated financial statements of the Corporation because First Busey owns all of the outstanding common equity securities of the Trust. However, because First Busey is not the primary beneficiary of the Trust, in accordance with the new accounting standard, the financial statements of the Trust are no longer included in the consolidated financial statements of the Corporation. The Corporation's prior financial statements have been reclassified to de-consolidate the Corporation's investment in the Trust. There was no cumulative effect on stockholders'equity as a result of this adoption.

In April, 2004, First Busey Corporation, through First Busey Statutory Trust II, issued $15 million of trust preferred securities ("Securities") in a private placement. The Securities were issued at an initial coupon rate of 3.82875%, pay cumulative cash distributions quarterly, and are subject to repricing on a quarterly basis (3-month LIBOR plus 2.65%). Effective March 17, 2005, the rate on these securities increased from 5.15125% to 5.68%. The proceeds of the offering were invested by First Busey Statutory Trust II in junior subordinated deferrable interest debentures of First Busey Corporation which represents all of the assets of the Trust. The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Interest expense on these trust preferred securities was $194,000 for the three-month period ended March 31, 2005. Prior redemption is permitted under certain circumstances, such as changes in tax and investment company regulations, and is subject to payment of premium above par value if made within five years of issuance. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123(R) also amends FASB Statement No. 95, "Statement of Cash Flows", to require that excess tax benefits be reported as a financial cash inflow rather than as a reduction of taxes paid. SFAS 123(R) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the effective date of this statement. As a result, SFAS 123(R) is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005. SFAS 123(R) is not expected to have a material effect on the Corporation's consolidated financial position or results of operations.

NOTE 8: OUTSTANDING COMMITMENTS

The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Corporation and its subsidiaries.

As of March 31, 2005, Busey Bank had entered into a contractual commitment for the remodel of one of its branch locations in Champaign, Illinois. It had also entered into a separate contractual commitment for the construction of a new branch location in Normal, Illinois. Total commitment for these two projects is approximately $2,112,000. These projects are expected to be completed during 2005.

The Corporation and its subsidiaries are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying

                                                                        12 of 37
degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation and its subsidiaries' exposure to credit loss is represented by the contractual amount of those commitments. The Corporation and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contractual amount of the Corporation's exposure to off-balance-sheet risk follows:

                                                                     March 31, 2005  December 31, 2004
                                                                     --------------  -----------------
                                                                          (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
      Commitments to extend credit                                   $      449,175  $         413,679
      Standby letters of credit                                              13,962             12,507

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

As of March 31, 2005, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

NOTE 9:  BUSINESS COMBINATION

On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239,000,000 bank headquartered in Peoria, Illinois. This acquisition expands the Corporation's banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of the assets acquired and the liabilities assumed. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangibles and

                                                                        13 of 37
goodwill. The core deposit intangibles of $2,383,000 are being amortized over periods of three to ten years. The Corporation does not expect to make further adjustments to these allocations.

Unaudited operating results for the three months ended March 31, 2005, and pro forma unaudited operating results for the three months ended March 31, 2004, giving effect to the First Capital Bankshares acquisition as if it had occurred as of January 1, 2004, are as follows:

                                     Three months ended
                                          March 31,
                                   2005             2004
                               -------------    -------------
                                   (dollars in thousands,
                                   except per share data)
Interest income                $      25,563    $      20,978
Interest expense                       9,302            6,918
Provision for loan losses                690              515
Noninterest income                     5,555            5,927
Noninterest expense                   11,249           10,637
                               -------------    -------------
Income before income taxes     $       9,877    $       8,835
Income taxes                           3,341            3,041
                               -------------    -------------
Net income                     $       6,536    $       5,794
                               =============    =============

Earnings per share - basic*    $        0.32    $        0.28
                               =============    =============
Earnings per share - diluted*  $        0.32    $        0.28
                               =============    =============

* Per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2004.

NOTE 10: PENDING ACQUISITION

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

                                                                        14 of 37

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at March 31, 2005 (unaudited), as compared with December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three months ending March 31, 2004, to be consistent with the classifications adopted as of and for the three months ending March 31, 2005. Share and per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2004.

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

                                                                        15 of 37

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

FINANCIAL CONDITION AT MARCH 31, 2005 AS COMPARED TO DECEMBER 31, 2004

Total assets increased $16,689,000 or 0.85%, to $1,981,130,000 at March 31, 2005
from $1,964,441,000 at December 31, 2004. Securities available for sale decreased $34,389,000, or 9.8%, to $317,867,000 at March 31, 2005 from
$352,256,000 at December 31, 2004. Loans increased $32,049,000, or 2.2%, to
$1,507,949,000 at March 31, 2005, from $1,475,900,000 at December 31, 2004 primarily due to increases in real estate construction and 1-4 family residential mortgage loans.

Total deposits increased $30,480,000, or 2.0%, to $1,589,302,000 at March 31,
2005, from $1,558,822,000 at December 31, 2004. Noninterest-bearing deposits decreased $16,550,000 or 7.7% to $197,371,000 at March 31, 2005, from
$213,921,000 at December 31, 2004. Interest-bearing deposits increased $47,030,000 or 3.5% to $1,391,931,000 at March 31, 2005, from $1,344,901,000 at
December 31, 2004.

Securities sold under agreements to repurchase increased $1,517,000 or 3.7% to $43,075,000 as of March 31, 2005, from $41,558,000 as of December 31, 2004.
Other short-term borrowings decreased to $10,000,000 with the repayment of short-term advances from the Federal Home Loan Bank of Chicago. The balance of long-term debt decreased $17,523,000 to $147,851,000 as of March 31, 2005, compared to $165,374,000 as of December 31, 2004.

During the first three months of 2005, the Corporation repurchased 85,000 shares of its common stock at an aggregate cost of $1,769,000. Following these transactions, the Corporation has repurchased all 750,000 shares originally authorized under its 2001 Stock Repurchase Plan. On February 17, 2004, First Busey's Board of Directors approved a new stock repurchase plan for the repurchase of up to 750,000 shares of common stock. Of the shares repurchased during the first three months of 2005, 10,889 were repurchased under the 2001 Stock Repurchase Plan, and the remaining 74,111 were repurchased under the 2004 Plan. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of March 31, 2005, there were 131,625 options currently exercisable. There were an additional 632,650 stock options outstanding but not currently exercisable.

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.

                                                             March 31, 2005  December 31, 2004
                                                             --------------  -----------------
                                                                  (Dollars in thousands)
Non-accrual loans                                            $        1,974  $           1,523
Loans 90 days past due, still accruing                                1,830              2,141
Restructured loans                                                        -                  -
Other real estate owned                                               4,172              4,212
Non-performing other assets                                              19                 23
                                                             --------------  -----------------
    Total non-performing assets                              $        7,995  $           7,899
                                                             ==============  =================
Total non-performing assets as a percentage of total assets            0.40%              0.40%
                                                             ==============  =================
Total non-performing assets as a percentage of loans plus
    non-performing assets                                              0.53%              0.53%
                                                             ==============  =================

                                                                        16 of 37

Total non-performing assets increased $96,000 or 1.2% to $7,995,000 as of March 31, 2005 from $7,899,000 due to an increase in non-accrual loans which was partially offset by a decline in loans 90 days past due, still accruing. Non-performing loans as a percentage of total assets remained at 0.40% as of March 31, 2005 as compared to December 31 2004. The balance in nonaccrual loans increased $451,000 to $1,974,000 or 0.13% of total loans as of March 31, 2005, compared to $1,523,000 or 0.10% of total loans as of December 31, 2004. The balance of loans 90 days past due, still accruing declined to $1,830,000 as of March 31, 2005, from $2,141,000 as of December 31, 2004. The balance of other real estate owned decreased $40,000 to $4,172,000 as of March 31, 2005, compared to $4,212,000 as of December 31, 2004 as depreciation expense was recognized on a hotel property which has been held in the Corporation's inventory of other real estate owned for more than one year.

In September, 2003, upon completion of foreclosure proceedings, Busey Bank became owner of a hotel property in Bloomington, Illinois. In December, 2003, ownership of this property was transferred to First Busey Resources, Inc., a nonbank subsidiary of First Busey Corporation. Although the Corporation continues to market this property for sale, after holding title for one year, in September, 2004, the Corporation began to depreciate the property and its contents for book purposes. Depreciation expense of $50,000 for the three months ended March 31, 2005, was included in other operating expenses as were all other expenses associated with holding and maintaining properties held in other real estate owned. The carrying value of this hotel property, included in other real estate owned, was $3,197,000 as of March 31, 2005, and $3,247,000 as of December 31, 2004.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $5,650,000 at March 31, 2005, as compared to $3,245,000 as of December 31, 2004. Of the increase in problem loans, $1,939,000 is related to a First Capital Bank commercial customer that experiences seasonal cash flow deficiencies. First Capital repurchased an outstanding participation on this account for $576,000 during the first quarter of this year, and the customer has drawn an additional $1,363,000 on their line of credit to meet seasonal cash flow needs. Management has established additional covenants in the loan agreement with this customer in order to improve the strength of this credit.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005, AS COMPARED TO MARCH 31, 2004

SUMMARY

Net income for the three months ended March 31, 2005, was $6,536,000 which represents an increase of $1,176,000 or 21.9% as compared to net income of $5,360,000 for the comparable period in 2004. Year-to-date diluted earnings per share increased 23.1% to $0.32 for the three months ending March 31, 2005, as compared to $0.26 for the same period in 2004. As a result of the common stock split effective on August 3, 2004, all share and per share data have been retroactively adjusted to effect a three-for-two stock split as if it had occurred on January 1, 2004.

The Corporation's return on average assets was 1.34% for the three months ended March 31, 2005, a decline of 8 basis points from 1.42% for the comparable period in 2004. The Corporation's return on average shareholders' equity was 19.17% for the three months ended March 31, 2005, representing an increase of 216 basis points compared to 17.01% for the same period in 2004.

                                                                        17 of 37

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     QUARTERS ENDED MARCH 31, 2005 AND 2004

                                                              2005                               2004
                                              --------------------------------  ---------------------------------
                                                Average      Income/    Yield/     Average      Income/    Yield/
                                                Balance      Expense     Rate      Balance      Expense     Rate
                                              ------------  ----------  ------  ------------   ----------  ------
                                                                      (Dollars in thousands)
ASSETS
    Interest-bearing bank deposits            $      1,035  $        6   2.35%  $      1,278   $        3  0.94%
    Federal funds sold                              26,551         160   2.44%           609            1  0.66%
    Investment securities
        U.S. Government obligations                226,384       1,554   2.78%       141,841          956  2.71%
        Obligations of states and political
            subdivisions (1)                        51,422         758   5.98%        46,782          697  5.99%
        Other securities                            50,398         488   3.93%        26,180          205  3.15%
    Loans (net of unearned interest) (1) (2)     1,491,894      22,937   6.24%     1,205,928       16,683  5.56%
                                              ------------  ----------          ------------   ----------
    Total interest earning assets             $  1,847,684  $   25,903   5.69%  $  1,422,618   $   18,545  5.24%
                                                            ==========                         ==========

    Cash and due from banks                         48,436                            40,591
    Premises and equipment                          26,869                            22,445
    Allowance for loan losses                      (19,494)                          (16,385)
    Other assets                                    78,915                            46,239
                                              ------------                      ------------

Total Assets                                  $  1,982,410                      $  1,515,508
                                              ============                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits     $     35,544  $       86   0.98%  $     21,002   $       20  0.38%
    Savings deposits                               114,343         185   0.66%       109,921          158  0.58%
    Money market deposits                          563,164       1,637   1.18%       459,987          714  0.62%
    Time deposits                                  659,955       4,867   2.99%       477,975        3,355  2.82%
    Short-term borrowings:
        Federal funds purchased                          -           -      -         12,793           39  1.23%
        Repurchase agreements                       46,846         176   1.52%        10,329           17  0.66%
        Other                                       10,189          53   2.11%         3,747           12  1.29%
    Long-term debt                                 157,982       1,541   3.96%        97,392        1,016  4.20%
    Junior subordinated debt owed
      to unconsolidated trust                       40,000         757   7.68%        25,000          563  9.06%
                                              ------------  ----------          ------------   ----------
    Total interest-bearing liabilities        $  1,628,023  $    9,302   2.32%  $  1,218,146   $    5,894  1.95%
                                                            ==========                         ==========

    Net interest spread                                                  3.37%                             3.29%
                                                                         ====                              ====

    Demand deposits                                204,829                           162,333
    Other liabilities                               11,253                             8,287
    Stockholders' equity                           138,305                           126,742
                                              ------------                      ------------
Total Liabilities and Stockholders' Equity    $  1,982,410                      $  1,515,508
                                              ============                      ============

Interest income/earning assets (1)            $  1,847,684  $   25,903   5.69%  $  1,422,618   $   18,545  5.24%
Interest expense/earning assets               $  1,847,684  $    9,302   2.05%  $  1,422,618        5,894  1.66%
                                                            ----------   ----                  ----------  ----
Net interest margin (1)                                     $   16,601   3.64%                 $   12,651  3.58%
                                                            ==========   ====                  ==========  ====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        18 of 37

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                               Change due to(1)
                                                                    Average
                                                          Average   Yield/     Total
                                                          Volume     Rate     Change
                                                          -------   -------   -------
                                                            (Dollars in thousands)
Increase (decrease) in interest income:
    Interest-bearing bank deposits                        $    (1)  $     4   $     3
    Federal funds sold                                        131        28       159
    Investment securities:
        U.S. Government obligations                           571        27       598
        Obligations of states and political
            subdivisions (2)                                   64        (3)       61
        Other securities                                      223        60       283
    Loans (2)                                               4,185     2,069     6,254
                                                          -------   -------   -------

Change in interest income (2)                             $ 5,173   $ 2,185   $ 7,358
                                                          -------   -------   -------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                 $    21   $    45   $    66
    Savings deposits                                            6        21        27
    Money market deposits                                     186       737       923
    Time deposits                                           1,308       204     1,512
    Short-term borrowings:
        Federal funds purchased                               (19)      (20)      (39)
        Repurchase agreements                                 115        44       159
        Other                                                  30        11        41
    Long-term debt                                            587       (62)      525
    Junior subordinated debt owed to unconsolidated trust     290       (96)      194
                                                          -------   -------   -------

Change in interest expense                                $ 2,524   $   884   $ 3,408
                                                          -------   -------   -------

Increase in net interest income (2)                       $ 2,649   $ 1,301   $ 3,950
                                                          =======   =======   =======

(1) Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.

                                                                        19 of 37

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $425,066,000 or 29.9% to $1,847,684,000 for the three months ending March 31, 2005, as compared to $1,422,618,000 for the same period last year. First Busey Corporation closed on the acquisition of First Capital Bank of Peoria, Illinois, on June 1, 2004. During the first quarter of 2005, First Capital contributed average earning assets of $214,843,000, $65,072,000 in the average balance of investment securities and $148,868,000 in average loans outstanding. Busey Bank Florida also contributed to the growth in average earning assets, with its average loan balances increasing from $92,551,000 during the first quarter of 2004 to $173,180,000 during the first quarter of 2005. Busey Bank's average loan balances also grew during this period, with average loan balances increasing from $1,110,934,000 during the first quarter of 2004 to $1,167,351,000 during the first quarter of 2005.

Interest-bearing liabilities averaged $1,628,023,000 during the first three months of 2005, an increase of $409,877,000 or 33.6% from the average balance of $1,218,146,000 for the comparable period in 2004. The addition of First Capital contributed $189,753,000 of this growth during the first quarter of 2005 with average interest-bearing deposit balances of $134,802,000, average balance in repurchase agreements of $31,032,000, and average debt of $20,448,000. The average balance of Busey Bank Florida's interest-bearing deposits increased $63,172,000 from $85,726,000 during the first quarter of 2004 to $148,898,000 during the first quarter of 2005. Busey Bank also experienced growth in the average balance of interest-bearing deposits with balances averaging $1,089,306,000 during the first quarter of 2005, compared to $983,157,000 during the first quarter of 2004. The average balances of long-term debt and junior subordinated debt owed to unconsolidated trusts during the first quarter of 2005 when compared to the comparable period in 2004 are due primarily to First Busey's purchase of First Capital Bank.

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

Net interest income, on a fully taxable equivalent basis, increased $3,950,000 or 31.2% to $16,601,000 for the three months ended March 31, 2005, compared to $12,651,000 for the comparable period in 2004. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.64% for the three months ended March 31, 2005, as compared to 3.58% for the comparable period in 2004. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.40% for the three months ended March 31, 2005, compared to 3.36% for the comparable period in 2004.

Interest income, on a tax equivalent basis, for the three months ended March 31, 2005, was $25,903,000, which is $7,358,000 or 39.7% higher than the $18,545,000 earned during the comparable period in 2004. The average yield on interest-earning assets increased 45 basis points to 5.69% for the three months ended March 31, 2005, compared to 5.24% for the comparable period in 2004. This increase is due primarily to growth in the average balances and higher yield on outstanding loans.

Interest expense for the three months ended March 31, 2005, was $9,302,000, which is $3,408,000 or 57.8% higher than the $5,894,000 for the comparable period in 2004. The average rate paid on interest-bearing liabilities increased 37 basis points to 2.32% for the three months ended March 31, 2005, compared to 1.95% for the comparable period in 2004. The increase in interest expense is due primarily to growth in the average balance of deposits and debt, combined with an increase in the yields on deposits.

                                                                        20 of 37

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses of $690,000 during the three months ended March 31, 2005, is $265,000 more than the $425,000 recorded during the comparable period in 2004. The provision and net charge-offs of $126,000 for the three-month period ending March 31, 2005, resulted in the allowance representing 1.31% of total loans and 520% of non-performing loans as of March 31, 2005, as compared to the allowance representing 1.30% of outstanding loans and 524% of non-performing loans as of December 31, 2004. Net charge-offs for the first three months of 2005 were $126,000 compared to a net recover of $1,000 for the comparable period in 2004. The net chargeoff ratio (net charge-offs as a percentage of average loans) was 0.07% for the three-month period ending March 31, 2005. The adequacy of the allowance for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, decreased $110,000 or 2.00% to $5,393,000 for the three months ended March 31, 2005, a net decrease of $110,000 compared to $5,503,000 for the same period in 2004. The decline in gains on the sale of mortgage loans was partially offset by the addition of First Capital Bank, which contributed $134,000 in other income during the first quarter of 2005, combined with growth in trust fees, service charges, and loan servicing income.

During the first three months of 2005 the Corporation recognized gains of $423,000 on the sale of $31,034,000 in mortgage loans compared to gains of $822,000 on the sale of $43,682,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. While mortgage loan originations and sales volumes have declined since 2003, management anticipates continued sales from current production. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.

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

During the three months ending March 31, 2005, the Corporation recognized security gains of approximately $98,000 after income taxes, representing 1.5% of net income. During the comparable period in 2004, security gains of approximately $115,000 after income taxes were recognized, representing 2.1% of net income. The Corporation owns a position in a marketable equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset.

Total other expenses increased $1,782,000 or 18.8% to $11,249,000 for the three months ending March 31, 2005, compared to $9,467,000 for the comparable period in 2004. Salaries and wage expense increased $656,000 or 14.4% to $5,197,000 for the three months ended March 31, 2005, as compared to $4,541,000 during the same period last year. The addition of First Capital contributed $502,000 to this increase, and Busey Bank Florida salary and wage expense was $97,000 higher during the first quarter of 2005 compared to the same period in 2004. Employee benefits $181,000 higher during the three months ending March 31, 2005, compared to the same period in 2004, again due to the addition of First Capital and growth in Busey Bank Florida, combined with higher health benefit costs experienced in all markets.

Occupancy and furniture and equipment expenses were $132,000higher during the first quarter of 2005 compared

                                                                        21 of 37
to the same period in 2004, again due primarily to the addition of First Capital Bank.

Other operating expenses increased $734,000 or 29.5% to $3,218,000 for the three months ending March 31, 2005, as compared to $2,484,000 for the comparable period in 2004. Of this increase, $419,000 is attributable to the addition of First Capital Bank, and $94,000 is due to growth in Busey Bank Florida.

Income taxes for the three months ended March 31, 2005, increased to $3,341,000 as compared to $2,804,000 for the comparable period in 2004. As a percentage of income before taxes, the provision for income taxes decreased slightly to 33.8% for the three months ended March 31, 2005, from 34.3% for the comparable period in 2004.

REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has four reportable segments, Busey Bank, Busey Bank Florida, First Capital Bank, and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production offices in Fort Myers, Florida and Naples, Florida. Busey Bank Florida provides a full range of banking services to individual and corporate customers in Fort Myers and Cape Coral, Florida. First Capital Bank, acquired June 1, 2004, provides a full range of banking services to individual and corporate customers in Peoria and Pekin, Illinois. Busey Investment Group is a wholly-owned subsidiary of First Busey Corporation and owns three subsidiaries: First Busey Trust & Investment Co. which provides trust and asset management services to individual and corporate customers throughout Central Illinois; First Busey Securities, Inc., a full-service broker/dealer subsidiary; and Busey Insurance Services, Inc., an insurance agency which provides personal insurance products and specializes in long-term healthcare insurance.

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

                                                                        22 of 37

Following is a summary of selected financial information for the Corporation's business segments for the three month periods ended March 31, 2005, and March 31, 2004:

                                     Three Months Ended March 31
                                        2005            2004
                                        ----            ----
                                       (Dollars in thousands)
Interest Income:

   Busey Bank                         $ 19,418        $ 16,617
   Busey Bank Florida                    3,266           1,567
   First Capital Bank                    2,840               -
   Busey Investment Group, Inc.             38              39
   All Other                                 1              33
                                      --------        --------
        Total Interest Income         $ 25,563        $ 18,256
                                      --------        --------

Interest Expense:

   Busey Bank                         $  6,235        $  4,767
   Busey Bank Florida                    1,043             550
   First Capital Bank                    1,020               -
   Busey Investment Group, Inc.              -               -
   All Other                             1,004             577
                                      --------        --------
        Total Interest Expense        $  9,302        $  5,894
                                      --------        --------

Other Income:

   Busey Bank                         $  3,631        $  3,861
   Busey Bank Florida                      110             126
   First Capital Bank                      134               -
   Busey Investment Group, Inc.          1,809           1,830
   All Other                              (129)           (123)
                                      --------        --------
        Total Other Income            $  5,555        $  5,694
                                      --------        --------

Net Income:

   Busey Bank                         $  5,709        $  5,098
   Busey Bank Florida                      696             237
   First Capital Bank                      512               -
   Busey Investment Group, Inc.            488             534
   All Other                              (869)           (509)
                                      --------        --------
        Total Net Income              $  6,536        $  5,360
                                      --------        --------

Goodwill:

   Busey Bank                         $  5,832        $  5,832
   Busey Bank Florida                        -               -
   First Capital Bank                   24,405               -
   Busey Investment Group, Inc.              -               -
   All Other                             1,548           1,548
                                      --------        --------
        Total Goodwill                $ 31,785        $  7,380
                                      --------        --------

                                                                        23 of 37

                                        Three Months Ended March 31
                                         2005               2004
                                         ----               ----
                                         (Dollars in thousands)
Net Assets:

   Busey Bank                         $ 1,524,417        $ 1,399,841
   Busey Bank Florida                     201,746            116,793
   First Capital Bank                     248,578                  -
   Busey Investment Group, Inc.             6,478              5,962
   All Other                                  (89)            10,998
                                      -----------        -----------
        Total Assets                  $ 1,981,130        $ 1,533,594
                                      -----------        -----------

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

The Corporation's primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayments, deposits, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of March 31, 2005. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first three months of 2005 the Corporation originated $29,700,000 and sold $31,034,000 in mortgage loans for sale compared to originations of $37,038,000 and sales of $43,682,000 during the first three months of 2004. As of March 31, 2005, the Corporation held $8,240,000 in loans held for sale. Management intends to sell these loans during the second quarter of 2005.

On June 1, 2004, First Busey Corporation completed the acquisition of First Capital Bankshares, Inc. of Peoria, Illinois, the holding company of First Capital Bank. In order to partially fund this transaction First Busey issued $15,000,000 in trust preferred securities through First Busey Statutory Trust
II. These securities were issued in April, 2004. The balance of the purchase price was financed by borrowed funds in the form of a note payable which requires annual principal reductions of $4,000,000 beginning in January, 2006, and matures in June, 2011.

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

                                                                        24 of 37

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of March 31, 2005, and 2004, the Corporation had outstanding loan commitments including lines of credit of $449,175,000 and $307,504,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

The following table summarizes significant contractual obligations and other commitments as of March 31, 2005:

                               Securities
                               Sold under
                               Agreements to                    Junior
                              Repurchase and                 Subordinated
                               Short- and                    Debt Owed to
                Certificates   Long-term                    Unconsolidated
Due Within       of Deposit    Borrowings       Leases          Trusts        Total
----------       ----------    ----------       ------          ------        -----
                                 (Dollars in thousands)
1 year           $378,414       $ 81,543       $    963         $      -     $460,920
2 years           139,167         26,898            929                -      166,994
3 years            85,964         44,198            827                -      130,989
4 years            23,210         19,123            543                -       42,876
5 years            30,356         12,622            164                -       43,142
Thereafter            696         16,542            238           40,000       57,476
                 --------       --------       --------         --------     --------
Total            $657,807       $200,926       $  3,664         $ 40,000     $902,397
                 ========       ========       ========         ========     ========

Net cash flows provided by operating activities totaled $13,950,000 during the three months ended March 31, 2005, compared to $15,939,000 during the comparable prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of loans held for sale. Operating cash flow decreased during the first three months of 2005 compared to the same period in 2004 due primarily to lower mortgage loan sale activity. During the first three months of 2005 the Corporation originated $29,700,000 in loans held for sale and generated $31,457,000 from the sale of held-for-sale loans resulting in net cash provided by loan originations and sale of $1,757,000. During the comparable period in 2004, the Corporation originated $37,038,000 in held-for-sale loans and generated $44,504,000 from the sale of held-for-sale loans leading to net cash provided by loan originations and sale of $7,466,000.

Net cash used in investing activities was $22,404,000 for the three months ended March 31, 2005, compared to $28,694,000 for the comparable period in 2004. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation's investment portfolio, loans held in the Corporation's portfolio, and subsidiary or business unit acquisition activities. During the three months ended March 31, 2005, proceeds from the sales and maturities of securities classified as available-for-sale totaled $45,918,000, and the Corporation purchased $14,696,000 in securities resulting in net cash provided by securities activity of $31,222,000. In the comparable period of 2004 proceeds from the sales and maturities of securities classified as available for sale totaled $24,416,000, and the Corporation purchased $7,884,000 in securities resulting in net cash provided by securities activity of $16,532,000. The Corporation's loan portfolio increased $33,578,000 during the first three months of 2005, compared to an increase of $39,078,000 in the comparable period of 2004.

                                                                        25 of 37

Net cash provided by financing activities was $8,866,000 during the first three months of 2005 compared to $2,300,000 for the comparable period in 2004. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt. Deposits, which are the Corporation's primary funding source, increased by a net of $30,480,000 during the first three months of 2005, compared to a net increase of $1,414,000 during the comparable period in 2004. The Corporation reduced its long-term debt by a net of $18,773,000 during the first quarter of 2005, compared to a net increase of $11,000,000 during the comparable period in 2004.

On February 24, 2005, the Board of Directors of First Busey Corporation entered into an agreement with the Board of Directors of Tarpon Coast Bancorp, Inc. to acquire all of the issued and outstanding stock of Tarpon Coast for approximately $35.6 million or $27.00 per share. Tarpon shareholders will receive $27.00 per share with 55% in the form of newly issued common shares of First Busey and 45% in the form of cash. The issuance of these additional shares will result in an increase of approximately $18,000,000 in outstanding stockholders' equity. The agreement limits the number of First Busey shares that may be issued in this transaction to a maximum of 850,000 shares. First Busey intends to fund the cash portion of approximately $17,600,000 of this transaction on a short-term basis through the issuance of additional debt. The Corporation intends to review various alternatives for refinancing this debt on a long-term basis and will determine its course of action by the end of March, 2006. The agreement is subject to approval by the shareholders of Tarpon Coast and the receipt of required regulatory approvals. The acquisition is expected to close on or before August 30, 2005.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the three months ended March 31, 2005, the Corporation earned $6,536,000 and paid dividends of $2,865,000 to stockholders, resulting in a retention of current earnings of $3,671,000. The Corporation's dividend payout ratio for the three months ended March 31, 2005 was 43.8%.

The Corporation and the Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2005, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

                                                                        26 of 37

                                                                                                    To Be Well
                                                                                                Capitalized Under
                                                                          For Capital           Prompt Corrective
                                               Actual                  Adequacy Purposes        Action Provisions
                                               ------                  -----------------        -----------------
                                               Amount     Ratio      Amount          Ratio     Amount        Ratio
                                               ------     -----      ------          -----     ------        -----
                                                                     (Dollars in thousands)
AS OF MARCH 31, 2005:

Total Capital (to Risk Weighted Assets)

   Consolidated                               $159,730    10.82%    $118,075         8.00%         N/A         N/A
   Busey Bank                                 $131,138    11.42%    $ 91,838         8.00%    $114,797       10.00%
   Busey Bank Florida                         $ 17,203    10.71%    $ 12,857         8.00%    $ 16,071       10.00%
   First Capital Bank                         $ 18,476    12.10%    $ 12,217         8.00%    $ 15,271       10.00%

Tier I Capital (to Risk Weighted Assets)

   Consolidated                               $135,496     9.18%    $ 59,038         4.00%    $    N/A         N/A
   Busey Bank                                 $111,809     9.74%    $ 45,919         4.00%    $ 68,879        6.00%
   Busey Bank Florida                         $ 15,193     9.45%    $  6,429         4.00%    $  9,643        6.00%
   First Capital Bank                         $ 16,564    10.85%    $  6,109         4.00%    $  9,163        6.00%

Tier I Capital (to Average Assets)

   Consolidated                               $135,496     7.01%    $ 77,283         4.00%         N/A         N/A
   Busey Bank                                 $111,809     7.41%    $ 60,338         4.00%    $ 75,423        5.00%
   Busey Bank Florida                         $ 15,193     7.89%    $  7,705         4.00%    $  9,631        5.00%
   First Capital Bank                         $ 16,564     7.41%    $  8,945         4.00%    $ 11,181        5.00%

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

                                                                       27 of 37

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

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 2005:

                                                                       Rate Sensitive Within
                                                                       ---------------------
                                            1-30          31-90          91-180        181 Days -       Over
                                            Days           Days           Days          1 Year          1 Year        Total
                                            ----           ----           ----          ------          ------        -----
                                                                       (Dollars in thousands)
Interest-bearing deposits               $        677   $          -   $          -   $          -    $         -   $        677
Federal funds sold                            21,300              -              -              -              -         21,300
Investment securities
    U.S. Governments                           5,623          7,024         18,150         53,743        130,665        215,205
    Obligations of states and
        political subdivisions                   255          1,426            660          9,189         42,025         53,555
    Other securities                          14,305            323          1,956          1,876         30,647         49,107
Loans (net of unearned int.)                 667,634         86,538         93,945        164,972        494,860      1,507,949
                                        ------------   ------------   ------------   ------------    -----------   ------------
    Total rate-sensitive assets         $    709,794   $     95,311   $    114,711   $    229,780    $   698,197   $  1,847,793
                                        ------------   ------------   ------------   ------------    -----------   ------------

Interest bearing transaction
    Deposits                            $     61,888   $          -   $          -   $          -    $         -   $     61,888
Savings deposits                             114,477              -              -              -              -        114,477
Money market deposits                        557,759              -              -              -              -        557,759
Time deposits                                 72,168         81,872        105,177        146,194        252,396        657,807
Short-term borrowings:
    Repurchase agreements                     43,075              -              -              -              -         43,075
    Other                                      5,000          4,000              -          1,000              -         10,000
Long-term debt                                 1,050          7,000          5,800         42,676         91,325        147,851
Junior subordinated debt owed
    to unconsolidated trusts                       -         15,000              -              -         25,000         40,000
                                        ------------   ------------   ------------   ------------    -----------   ------------
    Total rate-sensitive liabilities    $    855,417   $    107,872   $    110,977   $    189,870    $   368,721   $  1,632,857
    Rate-sensitive assets less
        rate-sensitive liabilities      $   (145,623)  $    (12,561)  $      3,734   $     39,910    $   329,476   $    214,936
                                        ------------   ------------   ------------   ------------    -----------   ------------

    Cumulative Gap                      $   (145,623)  $   (158,184)  $   (154,450)  $   (114,540)   $   214,936
                                        ============   ============   ============   ============    ===========
    Cumulative amounts as a
       percentage of total
       rate-sensitive assets                   -7.88%         -8.56%         -8.36%         -6.20%         11.63%
                                        ============   ============   ============   ============    ===========
    Cumulative ratio                            0.83           0.84           0.86           0.91           1.13
                                        ============   ============   ============   ============    ===========

The funds management policy of First Busey Corporation require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of March 31, 2005, the Banks and the Corporation, on a consolidated basis, are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $145.6 million in the 1-30 day repricing period and $158.2 million in the 31-90 day repricing period as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 90 days. On a cumulative basis, the gap remains liability sensitive through one year. The composition of the gap structure at March 31, 2005, indicates the Corporation would benefit more if interest rates decrease

                                                                        28 of 37
during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

The Corporation's asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at March 31, 2005, balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at March 31, 2005, and December 31, 2004 was as follows:

                                Basis Point Changes
                                -------------------
                           -100         +100         +200
                           ----         ----         ----
March 31, 2005            (3.41%)       0.79%       1.59%

December 31, 2004         (5.57%)       3.05%       6.06%

                         ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2005. The Corporation's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of March 31, 2005, are effective in timely alerting them to material information relating to First Busey Corporation, including its consolidated subsidiaries, required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2005, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in First Busey Corporation's reports filed under the Exchange Act is recorded, processed,

                                                                        29 of 37
summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

First Busey Corporation's management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Busey Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                                                        30 of 37

                           PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

        Not Applicable

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

                                                                         Total          Maximum
                                                                       Number of       Number of
                                                                        Shares           Shares
                                                                       Purchased        that May
                                                                      as Part of         Yet Be
                                     Total                             Publicly        Purchased
                                   Number of           Average         Announced       Under the
                                    Shares         Price Paid per      Plans or        Plans or
                                  Purchased(2)        Share(2)        Programs(2)    Programs (1),(2)
                                  ------------        --------        -----------    ----------------
January 1 - 31, 2005                25,000           $   20.93          25,000           735,889
February 1 - 29, 2005               20,000               20.81          20,000           715,889
March 1 - 31, 2005                  40,000               20.75          40,000           675,889
                                    ------           ---------          ------
Total                               85,000           $   20.82          85,000

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

ITEM 3:  Defaults Upon Senior Securities
         Not Applicable

ITEM 4:  Submission of Matters to a Vote of Security Holders
         None

ITEM 5:  Other Information

         (a)      None

         (b)      Not applicable

                                                                        31 of 37

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

         (b.) On January 18, 2005, the Corporation filed a report on Form 8-K
              (Item 2.02) dated January 18, 2005, releasing its financial results for the three months ending December 31, 2004.

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

                                                                        32 of 37

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

                                      FIRST BUSEY CORPORATION
                                            (REGISTRANT)

                                              By: //Douglas C. Mills//
                                                  ----------------------------

                                                  Douglas C. Mills
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                              By: //Barbara J. Harrington//
                                                  ----------------------------

                                                  Barbara J. Harrington
                                                  Chief Financial Officer
                                                  (Principal financial and
                                                  accounting officer)

Date: May 10, 2005

                                                                        33 of 37