Form 10-Q
period 2005-06-30
FIRST BUSEY CORP /NV/
filed 2005-08-09
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended 6/30/2005    Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

                Nevada                                  37-1078406
  ------------------------------------       ---------------------------------
    (State or other jurisdiction of           (I.R.S. Employer Identification
    Incorporation or organization)                         No.)

           201 W. Main St.,
           Urbana, Illinois                                 61801
  ------------------------------------       ---------------------------------
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at July 28, 2005
-----------------------------          ----------------------------
Common Stock, $.001 par value                    20,590,411

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                                                         2 of 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004
                                   (UNAUDITED)

                                                                          June 30, 2005   December 31, 2004
                                                                          -------------   -----------------
                                                                                (Dollars in thousands)
ASSETS
Cash and due from banks                                                   $      55,611   $          47,991
Federal funds sold                                                                1,600               3,100
Securities available for sale (amortized cost 2005, $293,138;
     2004, $337,037)                                                            305,991             352,256

Loans                                                                         1,575,742           1,475,900
Allowance for loan losses                                                       (21,119)            (19,217)
                                                                          -------------   -----------------
    Net loans                                                             $   1,554,623   $       1,456,683

Premises and equipment                                                           27,635              26,295
Cash surrender value of bank owned life insurance                                18,025              17,634
Goodwill                                                                         31,785              31,785
Other intangible assets                                                           3,462               3,852
Other assets                                                                     29,130              24,845
                                                                          -------------   -----------------
        Total assets                                                      $   2,027,862   $       1,964,441
                                                                          =============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:

    Noninterest bearing                                                   $     205,212   $         213,921
    Interest bearing                                                          1,427,502           1,344,901
                                                                          -------------   -----------------
    Total deposits                                                        $   1,632,714   $       1,558,822

Securities sold under agreements to repurchase                                   37,532              41,558
Short-term borrowings                                                             1,000              11,250
Long-term debt                                                                  151,801             165,374
Junior subordinated debt owed to unconsolidated trusts                           50,000              40,000
Other liabilities                                                                10,941               8,565
                                                                          -------------   -----------------
        Total liabilities                                                 $   1,883,988   $       1,825,569
                                                                          -------------   -----------------

STOCKHOLDERS' EQUITY
Preferred stock                                                           $           -   $               -
Common stock                                                                         21               6,291
Surplus                                                                          28,147              21,696
Retained earnings                                                               121,453             114,359
Accumulated other comprehensive income                                            7,744               9,170
                                                                          -------------   -----------------
        Total stockholders' equity before treasury stock, unearned ESOP
         shares and deferred compensation for stock grants                $     157,365   $         151,516
Treasury stock, at cost                                                         (11,026)            (10,173)
Unearned ESOP shares and deferred compensation for stock grants                  (2,465)             (2,471)
                                                                          -------------   -----------------
        Total stockholders' equity                                        $     143,874   $         138,872
                                                                          -------------   -----------------
        Total liabilities and stockholders' equity                        $   2,027,862   $       1,964,441
                                                                          =============   =================
Common shares outstanding at period end                                      20,592,251          20,608,151
                                                                          =============   =================

See accompanying notes to unaudited consolidated financial statements.

                                                                         3 of 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                              2005                          2004
                                                                       ------------------             -----------------
                                                                       (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                         $           47,783             $          34,716
    Interest and dividends on investment securities:
        Taxable interest income                                                     3,627                         2,149
        Non-taxable interest income                                                 1,040                           925
        Dividends                                                                     375                           350
    Interest on Federal funds sold                                                    223                            28
                                                                       ------------------             -----------------
        Total interest income                                          $           53,048             $          38,168
                                                                       ------------------             -----------------

INTEREST EXPENSE:
    Deposits                                                           $           14,446             $           8,897
    Federal funds purchased and securities sold under agreements to
       repurchase                                                                     491                           117
    Short-term borrowings                                                              90                            46
    Long-term debt                                                                  3,052                         2,231
    Junior subordinated debt owed to unconsolidated trusts                          1,559                         1,221
                                                                       ------------------             -----------------
        Total interest expense                                         $           19,638             $          12,512
                                                                       ------------------             -----------------
        Net interest income                                            $           33,410             $          25,656
    Provision for loan losses                                                       2,115                         1,080
                                                                       ------------------             -----------------
        Net interest income after provision for loan losses            $           31,295             $          24,576
                                                                       ------------------             -----------------

OTHER INCOME:
    Trust                                                              $            2,911             $           2,791
    Commissions and brokers fees, net                                               1,051                         1,196
    Service charges on deposit accounts                                             3,768                         3,740
    Other service charges and fees                                                  1,084                           981
    Security gains, net                                                               412                           688
    Gain on sales of loans                                                          1,012                         1,281
    Increase in cash surrender value of life insurance                                391                           415
    Other operating income                                                            890                           636
                                                                       ------------------             -----------------
        Total other income                                             $           11,519             $          11,728
                                                                       ------------------             -----------------

OTHER EXPENSES:
    Salaries and wages                                                 $           10,635             $           9,124
    Employee benefits                                                               2,379                         2,236
    Net occupancy expense of premises                                               2,068                         1,817
    Furniture and equipment expenses                                                1,426                         1,123
    Data processing                                                                 1,067                           888
    Stationery, supplies and printing                                                 514                           454
    Amortization of intangible assets                                                 390                           234
    Other operating expenses                                                        4,922                         3,787
                                                                       ------------------             -----------------
        Total other expenses                                           $           23,401             $          19,663
                                                                       ------------------             -----------------
    Income before income taxes                                         $           19,413             $          16,641
        Income taxes                                                                6,601                         5,740
                                                                       ------------------             -----------------
        NET INCOME                                                     $           12,812             $          10,901
                                                                       ==================             =================
BASIC EARNINGS PER SHARE*                                              $             0.63             $            0.54
                                                                       ==================             =================
DILUTED EARNINGS PER SHARE*                                            $             0.62             $            0.53
                                                                       ==================             =================
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK*                          $             0.28             $            0.25
                                                                       ==================             =================

*Per share have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2004.

See accompanying notes to unaudited consolidated financial statements.

                                                                         4 of 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE QUARTERS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                              2005                          2004
                                                                       ------------------             -----------------
                                                                       (Dollars in thousands, except per share amounts)
INTEREST INCOME:
    Interest and fees on loans                                         $           24,921             $          18,077
    Interest and dividends on investment securities:
        Taxable interest income                                                     1,762                         1,118
        Non-taxable interest income                                                   547                           472
        Dividends                                                                     192                           218
    Interest on federal funds sold                                                     63                            27
                                                                       ------------------             -----------------
        Total interest income                                          $           27,485             $          19,912
                                                                       ------------------             -----------------

INTEREST EXPENSE:
    Deposits                                                           $            7,671             $           4,650
    Federal funds purchased and securities sold under agreements to
       repurchase                                                                     315                            61
    Short-term borrowings                                                              37                            34
    Long-term debt                                                                  1,511                         1,215
   Junior subordinated debt owed to unconsolidated trusts                             802                           658
                                                                       ------------------             -----------------
        Total interest expense                                         $           10,336             $           6,618
                                                                       ------------------             -----------------
        Net interest income                                            $           17,149             $          13,294
Provision for loan losses                                                           1,425                           655
                                                                       ------------------             -----------------
        Net interest income after provision for loan losses            $           15,724             $          12,639
                                                                       ------------------             -----------------

OTHER INCOME:
    Trust                                                              $            1,471             $           1,396
    Commissions and brokers' fees, net                                                525                           604
    Service charges on deposit accounts                                             1,944                         2,012
    Other service charges and fees                                                    575                           513
    Security gains, net                                                               250                           497
    Gains on sales of loans                                                           589                           459
    Increase in cash surrender value of life insurance                                196                           206
    Other operating income                                                            414                           347
                                                                       ------------------             -----------------
        Total other income                                             $            5,964             $           6,034
                                                                       ------------------             -----------------

OTHER EXPENSES:
    Salaries and wages                                                 $            5,438             $           4,583
    Employee benefits                                                               1,175                         1,213
    Net occupancy expense of premises                                               1,121                           933
    Furniture and equipment expenses                                                  743                           588
    Data processing                                                                   578                           450
    Stationary, supplies and printing                                                 249                           234
    Amortization of intangible assets                                                 195                           129
    Other operating expenses                                                        2,653                         2,066
                                                                       ------------------             -----------------
        Total other expenses                                           $           12,152             $          10,196
                                                                       ------------------             -----------------
        Income before income taxes                                     $            9,536             $           8,477
Income taxes                                                                        3,260                         2,936
                                                                       ------------------             -----------------
NET INCOME                                                             $            6,276             $           5,541
                                                                       ==================             =================
BASIC EARNINGS PER SHARE*                                              $             0.31             $            0.27
                                                                       ==================             =================
DILUTED EARNINGS PER SHARE*                                            $             0.31             $            0.27
                                                                       ==================             =================
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK*                          $             0.14             $            0.13
                                                                       ==================             =================

*Per share have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2004.

See accompanying notes to unaudited consolidated financial statements.

                                                                         5 of 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                           2005            2004
                                                                                        -----------    ------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                          $    12,812    $     10,901
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                  6              13
        Depreciation and amortization                                                         2,020           1,599
        Provision for loan losses                                                             2,115           1,080
        Provision for deferred income taxes                                                  (1,012)           (163)
        Stock dividends                                                                        (231)           (201)
        Amortization of investment security discounts                                          (353)            (41)
        Gain on sales of investment securities, net                                            (412)           (688)
        Gain on sales of loans                                                               (1,012)         (1,281)
        (Gain) loss on sale and disposition of premises and equipment                           (25)             20
        Increase in deferred compensation                                                        69               3
        Change in assets and liabilities:
            (Increase) decrease in other assets                                              (2,894)            427
            Increase in accrued expenses                                                      1,515             506
            Increase in interest payable                                                        485             372
            Decrease (increase) in income taxes receivable                                      550            (476)
            Increase in income taxes payable                                                    873               -
                                                                                        -----------    ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
                        LOAN ORIGINATIONS AND SALES                                     $    14,506    $     12,071
                                                                                        -----------    ------------

Loans originated for sale                                                                   (72,573)        (86,104)
Proceeds from sales of loans                                                                 68,178          91,992
                                                                                        -----------    ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                               $    10,111    $     17,959
                                                                                        -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                           4,295           8,638
    Proceeds from maturities of securities classified available for sale                     60,991          36,397
    Purchase of securities classified available for sale                                    (20,392)        (57,024)
    Decrease (increase) in federal funds sold                                                 1,500          (4,257)
    Increase in loans                                                                       (95,203)       (113,055)
    Proceeds from sale of premises and equipment                                                 70               2
    Purchases of premises and equipment                                                      (3,014)         (1,909)
    Increase in cash surrender value of bank owned life insurance                              (391)           (415)
    Purchase of subsidiary, net of cash and due from banks acquired                               -         (35,990)
                                                                                        -----------    ------------
        NET CASH USED IN INVESTING ACTIVITIES                                           $   (52,144)   $   (167,613)
                                                                                        -----------    ------------

                                                        (continued on next page)

                                                                         6 of 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                   2005          2004
                                                                                -----------   -----------
                                                                                 (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in certificates of deposit                                     $    27,874   $    48,172
    Net increase in demand, money market and saving deposits                         46,018        31,346
    Cash dividends paid                                                              (5,718)       (5,153)
    Purchase of treasury stock                                                       (2,065)       (1,886)
    Proceeds from sale of treasury stock                                              1,393         1,005
    Net decrease in Federal funds purchased and securities sold under
         agreement to repurchase                                                     (4,026)       (5,977)
    Proceeds from short-term borrowings                                               1,000        15,250
    Principal payments on short-term borrowings                                     (11,250)       (2,250)
    Proceeds from issuance of long-term debt                                         18,000        61,000
    Principal payments on long-term borrowings                                      (31,573)      (12,008)
    Proceeds from issuance of junior subordinated debt owed to unconsolidated
        Trusts                                                                       10,000        15,000
                                                                                -----------   -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                               $    49,653   $   144,499
                                                                                -----------   -----------
        NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS                      $     7,620   $    (5,155)
Cash and due from banks, beginning                                                   47,991   $    52,397
                                                                                -----------   -----------
Cash and due from banks, ending                                                 $    55,611   $    47,242
                                                                                ===========   ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

OTHER REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS                               $       555   $         -
                                                                                ===========   ===========

PURCHASE OF SUBSIDIARY:
    Purchase price                                                              $         -   $    42,072
                                                                                ===========   ===========

    Assets acquired:
        Cash and due from other banks                                           $         -         6,082
        Federal funds sold                                                                -         1,593
        Securities available for sale                                                     -        49,285
        Loans held for sale                                                               -         1,853
        Loans (net of allowance for loan losses)                                          -       147,758
        Premises and equipment                                                            -         3,483
        Goodwill                                                                          -        24,405
        Other intangible assets                                                           -         2,383
        Other assets                                                                      -         4,392
    Liabilities assumed:
        Deposits                                                                          -      (147,084)
        Securities sold under agreements to repurchase                                    -       (25,457)
        Short-term borrowings                                                             -        (1,250)
        Long-term debt                                                                    -       (23,322)
        Other liabilities                                                                 -        (2,049)
                                                                                -----------   -----------
                                                                                $         -   $    42,072
                                                                                ===========   ===========

See accompanying notes to unaudited consolidated financial statements

                                                                         7 of 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                   2005          2004
                                                                                -----------   -----------
                                                                                  (Dollars in thousands)
Net income                                                                      $    12,812   $    10,901
                                                                                -----------   -----------
Other comprehensive income, before tax:
     Unrealized losses on securities:
          Unrealized holding losses arising during period                       $    (1,955)  $    (1,716)
          Less reclassification adjustment for gains included in net
             income                                                                    (412)         (688)
                                                                                -----------   -----------
Other comprehensive loss, before tax                                            $    (2,367)  $    (2,404)
     Income tax benefit related to items of other comprehensive loss                   (941)         (970)
                                                                                -----------   -----------
     Other comprehensive loss, net of tax                                       $    (1,426)  $    (1,434)
                                                                                -----------   -----------
     Comprehensive income                                                       $    11,386   $     9,467
                                                                                ===========   ===========

See accompanying notes to unaudited consolidated financial statements

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: INTERIM FINANCIAL STATEMENTS

The consolidated interim financial statements of First Busey Corporation and Subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted within the United States of America for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

In preparing the consolidated financial statements, the Corporation's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

                                                                         8 of 41

NOTE 2: UNREALIZED LOSSES ON INVESTMENT SECURITIES

Information pertaining to securities with gross unrealized losses as of June 30, 2005, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

                                   Continuous unrealized         Continuous unrealized
                                 losses existing for less     losses existing for greater
                                      than 12 months                than 12 months                      Total
                                 -------------------------    ---------------------------    -------------------------
                                    Fair        Unrealized        Fair        Unrealized         Fair       Unrealized
                                    Value         Losses         Value          Losses          Value         Losses
                                 -----------    ----------    -----------    ------------    -----------    ----------
                                                                (Dollars in thousands)
June 30, 2005:
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                  $   140,125    $    1,234    $    51,266    $        515    $   191,391    $    1,749
Obligations of states and
   political subdivisions             11,939            55          1,916              27         13,855            82
Mortgage-backed securities             8,966           139              -               -          8,966           139
Corporate securities                     697             7            201               5            898            12
                                 -----------    ----------    -----------    ------------    -----------    ----------
Subtotal, debt securities        $   161,727    $    1,435    $    53,383             547    $   215,110    $    1,982


Mutual funds and other equity
   securities                            155            10              -               -            155            10
                                 -----------    ----------    -----------    ------------    -----------    ----------

Total temporarily impaired
   securities                    $   161,882    $    1,445    $    53,383    $        547    $   215,265    $    1,992
                                 ===========    ==========    ===========    ============    ===========    ==========

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

                                                                         9 of 41

NOTE 3: LOANS

The major classifications of loans as of June 30, 2005 and December 31, 2004 were as follows:

                                                 June 30, 2005   December 31, 2004
                                                 -------------   -----------------
                                                      (Dollars in thousands)
Commercial                                       $     198,917   $         216,290
Real estate construction                               298,815             235,547
Real estate - farmland                                  10,904              11,750
Real estate - 1-4 family residential mortgage          489,764             452,894
Real estate - multifamily mortgage                     104,663             106,163
Real estate - non-farm nonresidential mortgage         402,772             363,993
Installment                                             47,943              63,315
Agricultural                                            21,267              25,224
                                                 -------------   -----------------
                                                 $   1,575,045   $       1,475,176
Plus net deferred loan costs                               697                 724
                                                 -------------   -----------------
                                                     1,575,742           1,475,900
Less:

    Allowance for loan losses                          (21,119)            (19,217)
                                                 -------------   -----------------
    Net loans                                    $   1,554,623   $       1,456,683
                                                 =============   =================

The real estate- 1-4 family residential mortgage category includes loans held for sale with carrying values of $14,981,000 at June 30, 2005 and $9,574,000 at December 31, 2004; these loans had fair market values of $15,190,000 and $9,717,000 respectively.

Changes in the allowance for loan losses were as follows:

                                                          2005         2004
                                                        ---------    ---------
                                                        (Dollars in thousands)
Balance, beginning of year                              $  19,217    $  16,228
   Addition due to acquisition                                  -        2,069
   Provision of loan losses                                 2,115        1,080
   Recoveries applicable to loan balances previously
      charged off                                             153           72
   Loan balances charged off                                 (366)      (1,136)
                                                        ---------    ---------
Balance, June 30                                        $  21,119    $  18,313
                                                        =========    =========

                                                                        10 of 41

NOTE 4: EARNINGS PER SHARE*

Net income per common share has been computed as follows:

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                   2005            2004           2005            2004
                                                              --------------   ------------   -------------   ------------
Net income                                                    $    6,276,000   $  5,541,000   $  12,812,000   $ 10,901,000
Shares:
    Weighted average common shares outstanding                    20,419,361     20,334,312      20,427,663     20,345,961

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method               94,910        143,809         121,695        144,420
                                                              --------------   ------------   -------------   ------------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation        20,514,271     20,478,121      20,549,358     20,490,381
                                                              ==============   ============   =============   ============

Basic earnings per share                                      $         0.31   $       0.27   $        0.63   $       0.54
                                                              ==============   ============   =============   ============
Diluted earnings per share                                    $         0.31   $       0.27   $        0.62   $       0.53
                                                              ==============   ============   =============   ============

* Share and per share data have been retroactively adjusted to effect a three-for-two stock split declared on July 23, 2004, as if it had occurred on January 1, 2004.

NOTE 5: STOCK-BASED COMPENSATION

First Busey Corporation applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by SFAS No. 123. The Corporation has recorded no compensation expense associated with stock options as all options granted under its plan had an exercise price equal to the market value of the common stock when granted.

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                               -----------------------------   ----------------------------
                                                                      (dollars in thousands except per share data )
                                                                    2005           2004            2005           2004
                                                               --------------  -------------   -------------  -------------
NET INCOME AS REPORTED                                         $        6,276  $       5,541   $      12,812  $      10,901
Less compensation expense determined under fair value
  method for all options granted, net of related tax effects               69             88             120            145
                                                               --------------  -------------   -------------  -------------
Pro-forma net income                                           $        6,207  $       5,453   $      12,692  $      10,756
                                                               ==============  =============   =============  =============

BASIC EARNINGS PER SHARE
Reported net income                                            $         0.31  $        0.27   $        0.63  $        0.54
Less compensation expense                                                0.01              -            0.01           0.01
                                                               --------------  -------------   -------------  -------------
Pro-forma net income                                           $         0.30  $        0.27   $        0.62  $        0.53
                                                               ==============  =============   =============  =============

DILUTED EARNINGS PER SHARE
Reported net income                                            $         0.31  $        0.27   $         .62  $        0.53
Less compensation expense                                                0.01              -               -           0.01
                                                               --------------  -------------   -------------  -------------
Pro-forma net income                                           $         0.30  $        0.27   $        0.62  $        0.52
                                                               ==============  =============   =============  =============

                                                                        11 of 41

In April, 2005, the Corporation granted 54,000 stock options to individuals serving as directors on the boards of First Busey Corporation, Busey Bank, Busey Bank Florida, and Busey Investment Group, Inc.. The fair value of the stock options granted has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Number of options granted                              54,000
Risk-free interest rate                                  3.28%
Expected life, in years                                  4.64
Expected volatility                                     18.02%
Expected dividend yield                                  2.82%
Estimated fair value per option                       $  2.82

NOTE 6: JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS

In June 2001, First Busey Corporation issued $25 million in cumulative trust preferred securities through a newly formed Delaware business trust, First Busey Capital Trust I. The proceeds of the offering were invested by First Busey Capital Trust I in junior subordinated deferrable interest debentures of the Corporation. The trust is a wholly-owned subsidiary of the Corporation, and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 9.00% per annum. Interest expense on the trust preferred securities was $1,125,000 for the six-month periods ended June 30, 2005 and June 30, 2004. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

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

In April 2004, First Busey Corporation, through First Busey Statutory Trust II, issued $15 million of trust preferred securities in a private placement. The Securities were issued at an initial coupon rate of 3.82875%, pay cumulative cash distributions quarterly, and are subject to repricing on a quarterly basis (3-month LIBOR plus 2.65%). The proceeds of the offering were invested by First Busey Statutory Trust II in junior subordinated deferrable interest debentures of First Busey Corporation which represent all of the assets of the Trust. The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances, such as changes in tax and investment company regulations, and is subject to payment of a premium above par value if made within five years of issuance. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

First Busey Corporation used the proceeds of these debentures for general corporate purposes and to partially

                                                                        12 of 41
fund the acquisition of First Capital Bankshares, Inc. On January 6, 2004, the Board of Directors of First Busey Corporation entered into an agreement with the Board of Directors of First Capital Bankshares, Inc. to acquire all of the issued and outstanding stock of First Capital for approximately $42 million or $5,750 per share. The acquisition closed on June 1, 2004.

In June, 2005, First Busey Corporation, through First Busey Statutory Trust III, issued $10 million of trust preferred securities in a private placement. The Securities were issued at an initial coupon rate of 5.12%, pay cumulative cash distributions quarterly, and are subject to repricing on a quarterly basis (3-month LIBOR plus 1.75%). The proceeds of the offering were invested by First Busey Statutory Trust III in junior subordinated deferrable interest debentures of First Busey Corporation which represent all of the assets of the Trust. These securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances, such as a change in tax and investment company regulations, and is subject to payment of a premium above par value if made within five years of issuance. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Corporation. The trust preferred securities qualify as Tier 1 capital for regulatory purposes.

First Busey Corporation used the proceeds of these debentures for general corporate purposes and to partially fund the acquisition of Tarpon Coast Bancorp, Inc. (see note 10).

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

In September, 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. On June 30, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP (FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"). This FSP will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management believes this guidance will not have a material impact on the Corporation.

OUTSTANDING COMMITMENTS

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers in the way of commitments to extend credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial

                                                                        13 0f 41
instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

A summary of the contractual amount of the Corporation's exposure to off-balance sheet risk follows:

                                                            June 30, 2005       December 31, 2004
                                                          ----------------      -----------------
                                                                   (Dollars in thousands)
Financial instruments whose contract amounts represent
 credit risk:
  Commitments to extend credit                            $        473,036      $         413,679
  Standby letters of credit                                         11,879                 12,507

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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions, and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of June 30, 2005, and December 31, 2004, no amounts have been recorded as liabilities for the Corporation's potential obligations under these guarantees.

BUSINESS COMBINATIONS

On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239 million bank headquartered in Peoria, Illinois. This acquisition expands the Corporation's banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of the assets acquired and liabilities assumed. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangible of $2,383,000 is being amortized over periods ranging from three to ten years.

On May 20, 2005, First Capital Bank merged into Busey Bank bringing all Illinois banking locations under one state bank charter. Following the merger, Busey Bank has 21 banking centers located in Illinois.

On February 24, 2005, the Board of Directors of First Busey Corporation entered into an agreement with the

                                                                        14 0f 41

Board of Directors of Tarpon Coast Bancorp, Inc. to acquire all of the issued and outstanding stock of Tarpon Coast for $27.00 per share or approximately $35.6 million. On June 20, 2005, at a special meeting of their shareholders, Tarpon Coast Bancorp, Inc. approved the merger agreement, and the transaction closed on July 29, 2005. Tarpon shareholders received $27.00 per share in a combination of First Busey common shares and cash, while option and warrant holders received $27.00 per share less exercise price. First Busey Corporation issued 850,000 shares of common stock and paid cash of $18,797,000 to the Tarpon shareholders, which was funded through the issuance of long-term debt and $10 million in additional trust preferred securities.

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

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at June 30, 2005 (unaudited), as compared with December 31, 2004 and the results of operations for the six months ended June 30, 2005 and 2004 (unaudited), and the results of operations for the three months ended June 30, 2005 and 2004 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three and six months ending June 30, 2004, to be consistent with the classifications adopted as of and for the three and six months ending June 30, 2005. Share and per share data have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2004.

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

                                                                        15 0f 41

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

FINANCIAL CONDITION AT JUNE 30, 2005 AS COMPARED TO DECEMBER 31, 2004

Total assets increased $63,421,000 or 3.2%, to $2,027,862,000 at June 30, 2005
from $1,964,441,000 at December 31, 2004. Most of the balance sheet growth occurred in loans which increased $99,842,000 or 6.8% to $1,575,742,000 as of June 30, 2005, compared to $1,475,900,000 as of December 31, 2004. This growth in loans is primarily attributable to growth in real estate construction, 1-4 family residential mortgages, and non-farm nonresidential mortgages offset partially by a decrease in commercial loan balances. Real estate construction loans grew $63,268,000 or 26.9% to $298,815,000 as of June 30, 2005, compared to
$235,547,000 on December 31, 2004. The primary reason for the significant growth in the real estate construction loans category was the increase in such loans at Busey Bank Florida, under that bank's short-term residential construction lending program, instituted in March, 2003. The lending program was developed at Busey Bank Florida And was meant to capitalize on the tremendous growth in the Southwest Florida real estate market. As a result of some concern regarding the accelerated growth rate of loans made pursuant to this program, the Corporation has terminated activity under the program. However, management believes the loans provided under such program do not contain excessive risk and otherwise meet the underwriting standards of Busey Bank Florida. While the growth rate in real estate construction loans will not be as significant as that recorded over the past year, management believes growth will nonetheless continue in this category of loans, as long as the real estate market remains strong particularly in the Southwest Florida region.

                                                                        16 0f 41

Total deposits increased $73,892,000, or 4.7%, to $1,632,714,000 at June 30,
2005 from $1,558,822,000 at December 31, 2004. Noninterest-bearing deposits decreased 4.1% to $205,212,000 at June 30, 2005 from $213,921,000 at December
31, 2004. Interest-bearing deposits increased 6.1% to $1,427,502,000 at June 30, 2005, from $1,344,901,000 at December 31, 2004. Busey Bank Florida's deposit growth accounts for most of this deposit growth as its deposits grew $58,420,000 or 38.6% to $209,840,000 at June 30, 2005, from $151,420,000 at December 31,
2004.

During the first six months of 2005, the Corporation repurchased 100,000 shares of its common stock at an aggregate cost of $2,065,000. Following the purchase of these shares the Corporation has repurchased all shares under its 2001 Stock Repurchase Plan. On February 27, 2004, First Busey's Board of Directors approved a stock repurchase plan for the repurchase of 750,000 shares of common stock. Of the shares repurchased during the first six months of 2005, 10,889 were repurchased under the 2001 Stock Repurchase Plan, and the remaining 89,111 were repurchased under the 2004 Plan. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of June 30, 2005, there were 398,325 options currently exercisable. There were an additional 347,900 stock options outstanding but not currently exercisable.

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.

                                                                June 30, 2005     December 31, 2004
                                                                -------------     -----------------
                                                                       (Dollars in thousands)
Non-accrual loans                                               $       1,880     $           1,523
Loans 90 days past due, still accruing                                  1,270                 2,141
Restructured loans                                                          -                     -
Other real estate owned                                                 3,801                 4,212
Non-performing other assets                                                10                    23
                                                                -------------     -----------------
  Total non-performing assets                                   $       6,961     $           7,899
                                                                =============     =================
Total non-performing assets as a percentage of total assets              0.34%                 0.40%
                                                                =============     =================
Total non-performing assets as a percentage of loans plus
  non-performing assets                                                  0.44%                 0.53%
                                                                =============     =================

Total non-performing assets decreased $938,000 or 11.9% to $6,961,000 as of June 30, 2005, from $7,899,000 as of December 31, 2004, due to decreases in the balances of loans 90 days past due and still accruing and other real estate owned which were partially offset by an increase in non-accrual loans. The balance of other real estate owned decreased $411,000 during the six-month period due to the sale of properties held in inventory and as depreciation expense was recognized on a hotel property which has been held in the Corporation's inventory of other real estate owned for more than one year.

In September, 2003, upon completion of foreclosure proceedings, Busey Bank became owner of a hotel property in Bloomington, Illinois. In December, 2003, ownership of this property was transferred to First Busey Resources, Inc., a nonbank subsidiary of First Busey Corporation. The Corporation has marketed this property for sale, and expects to close on the sale of the hotel by the end of this year. After holding title for one year, in September, 2004, the Corporation began to depreciate the property and its contents for book purposes. Depreciation expense of $99,000 for the six months ended June 30, 2005, has been included in other operating expenses as were all other expenses associated with holding and maintaining properties held in other real estate owned. The carrying value of this hotel property, included in other real estate owned, was $3,148,000 as of June 30, 2005 and $3,247,000 as of December 31, 2004.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or

                                                                        17 0f 41
restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $10,346,000 at June 30, 2005, as compared to $3,245,000 as of December 31, 2004.

Of the increase in potential problem loans, $6,322,000 is related to two large commercial credits. $2,876,000 is related to an operating line to a commercial customer that experiences seasonal cash flow deficiencies, and $3,545,000 is related to a non-farm nonresidential mortgage loan.

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

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005, AS COMPARED TO JUNE 30, 2004

SUMMARY

Net income for the six months ended June 30, 2005, increased 17.5% to $12,812,000 compared to $10,901,000 for the comparable six-month period in 2004. Year-to-date diluted earnings per share increased 17.0% to $0.62 for the six months ending June 30, 2005, compared to $0.53 for the comparable period in 2004. The Corporation's return on average assets was 1.29% for the six months ended June 30, 2005, compared to 1.38% for the comparable period in 2004. The Corporation's return on average shareholders' equity was 18.51% for the six months ended June 30, 2005, compared to 17.26% for the same period in 2004.

                                                                        18 0f 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                2005                               2004
                                               ---------------------------------   -------------------------------
                                                  Average      Income/   Yield/      Average      Income/   Yield/
                                                  Balance      Expense    Rate       Balance      Expense    Rate
                                               -------------  ---------  -------   ------------  ---------  ------
                                                                        (Dollars in thousands)
ASSETS
    Interest-bearing bank deposits             $       1,232  $      16   2.62%    $      1,009  $      10   1.99%
    Federal funds sold                                22,308  $     223   2.02%           5,631         28   1.00%
    Investment securities
        U.S. Government obligations                  216,716      3,006   2.80%         142,304      1,890   2.67%
        Obligations of states and political
            subdivisions (1)                          53,342      1,600   6.05%          47,392      1,423   6.04%
        Other securities                              49,291        980   4.01%          31,657        599   3.81%
    Loans (net of unearned interest) (1) (2)       1,522,930     47,939   6.35%       1,256,235     34,824   5.57%
                                               -------------  ---------            ------------  ---------
    Total interest earning assets              $   1,865,819  $  53,764   5.81%    $  1,484,228  $  38,774   5.25%
                                                              =========                          =========

    Cash and due from banks                           47,316                             43,237
    Premises and equipment                            27,230                             23,166
    Allowance for loan losses                        (19,819)                           (16,897)
    Other assets                                      79,683                             50,604
                                               -------------                       ------------

Total Assets                                   $   2,000,229                       $  1,584,338
                                               =============                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits      $      38,912  $     163   0.84%    $     22,519  $      54   0.48%
    Savings deposits                                 112,830        374   0.67%         111,669        320   0.58%
    Money market deposits                            568,587      3,714   1.32%         475,380      1,546   0.65%
    Time deposits                                    665,741     10,195   3.09%         503,290      6,977   2.79%
    Short-term borrowings:
        Federal funds purchased                       11,524        118   2.06%           9,074         55   1.22%
        Repurchase agreements                         44,269        373   1.70%          14,374         62   0.87%
        Other                                          7,740         90   2.34%           6,391         46   1.45%
    Long-term debt                                   153,532      3,052   4.01%         108,970      2,231   4.12%
   Junior subordinated debt owed
      to unconsolidated trusts                        41,429      1,559   7.59%          31,429      1,221   7.81%
                                               -------------  ---------            ------------  ---------
    Total interest-bearing liabilities         $   1,644,564  $  19,638   2.41%    $  1,283,096  $  12,512   1.96%
                                                              =========                          =========

    Net interest spread                                                   3.40%                              3.29%
                                                                         =====                               ====

    Demand deposits                                  204,347                            165,565
    Other liabilities                                 11,731                              8,636
    Stockholders' equity                             139,587                            127,041
                                               -------------                       ------------

Total Liabilities and Stockholders' Equity     $   2,000,229                       $  1,584,338
                                               =============                       ============

Interest income / earning assets (1)           $   1,865,819  $  53,764   5.81%    $  1,484,228  $  38,774   5.25%
Interest expense / earning assets              $   1,865,819  $  19,638   2.12%    $  1,484,228  $  12,512   1.69%
                                                              ---------  -----                   ---------  -----

Net interest margin (1)                                       $  34,126   3.69%                  $  26,262   3.56%
                                                              =========  =====                   =========  =====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        19 0f 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                          Change due to(1)

                                                              Average          Average          Total
                                                               Volume        Yield/Rate        Change
                                                              -------        ----------       ---------
                                                                       (Dollars in thousands)
Increase in interest income:
    Interest-bearing bank deposits                            $     2        $        4       $       6
    Federal funds sold                                            145                50             195
    Investment securities:
        U.S. Government obligations                             1,023                93           1,116
        Obligations of states and political
            subdivisions (2)                                      175                 2             177
        Other securities                                          348                33             381
    Loans (2)                                                   7,933             5,182          13,115
                                                              -------        ----------       ---------

Change in interest income (2)                                 $ 9,626        $    5,364       $  14,990
                                                              -------        ----------       ---------

Increase (decrease) in interest expense:

    Interest-bearing transaction deposits                     $    54        $       55       $     109
    Savings deposits                                                3                51              54
    Money market deposits                                         351             1,817           2,168
    Time deposits                                               2,412               806           3,218
    Short-term borrowings:
        Federal funds purchased                                    18                45              63
        Repurchase agreements                                     213                98             311
        Other                                                      15                29              44
    Long-term debt                                                878               (57)            821
   Junior subordinated debt owed to unconsolidated trust          371               (33)            338
                                                              -------        ----------       ---------

Change in interest expense                                    $ 4,315        $    2,811       $   7,126
                                                              -------        ----------       ---------

Increase in net interest income (2)                           $ 5,311        $    2,553       $   7,864
                                                              =======        ==========       =========

(1)   Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.

                                                                        20 of 41

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $381,591,000 or 25.7% to $1,865,819,000 for the six months ending June 30, 2005, as compared to $1,484,228,000 for the same period last year. Average loan balances increased $266,695,000 or 21.2% to $1,522,930,000 for the six months ending June 30, 2005, compared to $1,256,235,000 during the first six months of 2004. This growth in average earning assets and loans outstanding is due primarily to growth in Busey Bank Florida and the acquisition of First Capital Bank, which occurred in June, 2004.

Interest-bearing liabilities averaged $1,644,564,000 during the first six months of 2005, an increase of $361,468,000 or 28.2% from the average balance of $1,283,096,000 for the same period in 2004. In comparing the average balance of interest-bearing liabilities for the first six months of 2005 to the same period in 2004, First Busey experienced growth in all categories of funding sources, particularly money market deposits, time deposits, repurchase agreements, and long-term debt. Again, this growth is related primarily to the addition of First Capital Bank and growth in the Florida market.

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

Net interest income, on a fully taxable equivalent basis, increased $7,864,000 or 29.9% to $34,126,000 for the six months ended June 30, 2005, compared to $26,262,000 for the comparable period in 2004. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.69% for the six months ended June 30, 2005, as compared to 3.56% for the comparable period in 2004. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.44% for the six months ended June 30, 2005, compared to 3.34% for the comparable period in 2004.

Interest income, on a tax equivalent basis, for the six months ended June 30, 2005, was $53,764,000, which is $14,990,000 or 38.7% higher than the $38,774,000 earned during the comparable period in 2004. The average yield on interest-earning assets increased 56 basis points to 5.81% for the six months ended June 30, 2005, compared to 5.25% for the comparable period in 2004. Asset growth combined with higher yields on outstanding loans fueled the increase in interest income.

Interest expense for the six months ended June 30, 2005, was $19,638,000, which is $7,126,000 or 7.3% higher than the $12,512,000 recognized during comparable period in 2004. The increase in interest expense is related predominantly related to the increase in average outstanding balances of all categories of funding sources, particularly in time deposits. Growth in the average balance of time deposits, again, is related to the addition of First Capital and Busey Bank Florida's growth. The average rate paid on interest-bearing liabilities increased 45 basis points to 2.41% for the six months ended June 30, 2005, compared to 1.96% for the comparable period in 2004. The average rates paid on all categories of interest-bearing liabilities were lower during the first six months of 2005 than in the comparable period in 2004 with the exception of long-term debt and junior subordinated debt owed to unconsolidated trusts.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses of $2,115,000 during the six months ended June 30, 2005, is significantly higher than the $1,080,000 recorded during the comparable period in 2004 due to an increase in potential problem loans and to loan growth, specifically the loan growth under the short-term construction loan program at Busey Bank Florida. The provision and net charge-offs of $213,000 for the six-month period ending June 30, 2005, resulted in the allowance representing 1.34% of total loans and 670% of non-performing loans as of June 30, 2005, as compared to the allowance representing 1.30% of outstanding loans and 524% of non-performing loans as of December 31, 2004. Net charge-offs for the first six months of 2005 were $213,000

                                                                        21 of 41
compared to $1,064,000 for the comparable period in 2004. The net charge-off ratio (net charge-offs as a percentage of average loans) was 0.01% for the six-month period ending June 30, 2005, reflecting an improvement from 0.08% for the same period in 2004. Of the net charge-offs recognized during the first six months of 2004, $850,000 was related to one commercial customer. Busey Bank included additional balances of $560,000 included in nonaccrual loans to this customer as of June 30, 2004, which were charged off by the end of 2004 as management determined these balances were also uncollectible. The increase in provision expense during the first six months of 2005 is related to general growth in the portfolio combined with the increase in potential problem loans during this same period. The adequacy of the allowance for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset and potential problem loan levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, increased $67,000 or 0.6% to $11,107,000 for the six months ended June 30, 2005, compared to $11,040,000 for the same period in 2004. Growth in trust fees, service charges and other operating income was partially offset by lower gains on the sale of mortgage loans.

During the first six months of 2005 the Corporation recognized $1,012,000 on the sale of $67,166,000 in mortgage loans compared to $1,281,000 on the sale of $90,711,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan originations and sales volumes. Management anticipates continued sales from current production. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.

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

During the six months ending June 30, 2005, the Corporation recognized security gains of approximately $248,000 after income taxes, representing 1.9% of net income. During the comparable period in 2004, security gains of approximately $415,000 after income taxes were recognized, representing 3.8% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a ten-year period.

Total other expenses increased $3,738,000 or 19.0% to $23,401,000 for the six months ending June 30, 2005, compared to $19,663,000 for the comparable period in 2004. Salary and wages, employee benefits, occupancy and furniture and equipment expenses were higher during the first half of 2005 compared to the first half of 2004 due primarily to the acquisition of First Capital.

Income taxes for the six months ended June 30, 2005, increased to $6,601,000 as compared to $5,740,000 for the comparable period in 2004. As a percentage of income before taxes, the provision for income taxes decreased slightly to 34.0% for the six months ended June 30, 2005, from 34.5% for the comparable period in 2004.

                                                                        22 of 41

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005, AS COMPARED TO JUNE 30, 2004

SUMMARY

Net income for three months ended June 30, 2005, increased $735,000 or 13.3% to $6,276,000 compared to $5,541,000 for the three months ending June 30, 2004. Fully diluted earnings per share increased $.04 or 14.8% to $0.31 for the three months ending June 30, 2005, compared to $0.27 for the comparable period in 2004. The Corporation's return on average assets was 1.25% for the three-month period ending June 30, 2005, compared to 1.35% for the comparable period in 2004. The return on average shareholders' equity was 17.89% for the three-month period ending June 30, 2005, compared to 17.40% for the comparable period in 2004.

                                                                        23 of 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                      QUARTERS ENDED JUNE 30, 2005 AND 2004

                                                               2005                            2004
                                               ---------------------------------  -------------------------------
                                                  Average      Income/    Yield/     Average     Income/   Yield/
                                                  Balance      Expense     Rate      Balance     Expense    Rate
                                               ------------   ---------   ------  ------------  ---------  ------
                                                                      (Dollars in thousands)
ASSETS
    Interest-bearing bank deposits             $      1,429   $      10    2.81%  $        740  $      10   5.42%
    Federal funds sold                               14,428          63    1.75%        10,652         27   1.02%
    Investment securities
        U.S. Government obligations                 207,146       1,452    2.81%       142,862        934   2.62%
        Obligations of states and political
            subdivisions (1)                         55,241         842    6.11%        48,002        726   6.07%
        Other securities                             48,408         492    4.08%        37,044        391   4.23%
    Loans (net of unearned interest) (1)(2)       1,553,819      25,002    6.45%     1,306,537     18,141   5.57%
                                               ------------   ---------           ------------  ---------
    Total interest earning assets              $  1,880,471   $  27,861    5.94%  $  1,545,837  $  20,229   5.25%
                                                              =========                         =========

    Cash and due from banks                          46,208                             45,882
    Premises and equipment                           27,609                             23,873
    Allowance for loan losses                       (20,141)                           (17,410)
    Other assets                                     80,323                             53,811
                                               ------------                       ------------

Total Assets                                   $  2,014,470                       $  1,651,993
                                               ============                       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits      $     40,807   $      77    0.76%  $     24,037  $      34   0.57%
    Savings deposits                                111,253         189    0.68%       113,418        162   0.57%
    Money market deposits                           573,950       2,077    1.45%       491,086        832   0.68%
    Time deposits                                   671,545       5,328    3.18%       528,603      3,622   2.75%
    Short-term borrowings:
        Federal funds purchased                      19,488         118    2.43%         5,355         16   1.20%
        Repurchase agreements                        41,720         197    1.89%        18,419         45   0.98%
        Other                                         6,111          37    2.43%         9,036         34   1.51%
    Long-term debt                                  148,242       1,511    4.09%       119,477      1,215   4.08%
   Junior subordinated debt owed
      to unconsolidated trust                        42,500         802    7.57%        36,250        658   7.28%
                                               ------------   ---------           ------------  ---------
    Total interest-bearing liabilities         $  1,655,616   $  10,336    2.50%  $  1,345,681  $   6,618   1.97%
                                                              =========                         =========

    Net interest spread                                                    3.44%                            3.28%
                                                                           ====                             ====

    Demand deposits                                 206,170                            169,587
    Other liabilities                                12,000                              9,003
    Stockholders' equity                            140,684                            127,722
                                               ------------                       ------------

Total Liabilities and Stockholders' Equity     $  2,014,470                       $  1,651,993
                                               ============                       ============

Interest income / earning assets (1)           $  1,880,471   $  27,861    5.94%  $  1,545,837  $  20,229   5.25%
Interest expense / earning assets              $  1,880,471   $  10,336    2.20%  $  1,545,837  $   6,618   1.72%
                                                              ---------    ----                 ---------   ----

Net interest margin (1)                                       $  17,525    3.74%                $  13,611   3.53%
                                                              =========    ====                 =========   ====

(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.

(2) Non-accrual loans have been included in average loans, net of unearned interest.

                                                                        24 of 41

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                      QUARTERS ENDED JUNE 30, 2005 AND 2004

                                                                          Change due to(1)

                                                                Average         Average       Total
                                                                 Volume       Yield/Rate     Change
                                                                -------       ----------    ---------
                                                                       (Dollars in thousands)
Increase (decrease) in interest income:
    Interest-bearing deposits                                   $     6       $       (6)   $       -
    Federal funds sold                                               12               24           36
    Investment securities:
        U.S. Government obligations                                 446               72          518
        Obligations of states and political
            subdivisions (2)                                        111                5          116
        Other securities                                            115              (14)         101
    Loans (2)                                                     3,730            3,131        6,861
                                                                -------       ----------    ---------

Change in interest income (2)                                   $ 4,420       $    3,212    $   7,632
                                                                -------       ----------    ---------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                       $    29       $       14    $      43
    Savings deposits                                                 (3)              30           27
    Money market deposits                                           161            1,084        1,245
    Time deposits                                                 1,077              629        1,706
    Short-term borrowings:
        Federal funds purchased                                      75               27          102
        Repurchase agreements                                        88               64          152
        Other                                                        (4)               7            3
    Long-term debt                                                  293                3          296
   Junior subordinated debt owed to unconsolidated trust            117               27          144
                                                                -------       ----------    ---------

Change in interest expense                                      $ 1,833       $    1,885    $   3,718
                                                                -------       ----------    ---------

Increase in net interest income (2)                             $ 2,587       $    1,327    $   3,914
                                                                =======       ==========    =========

(1)   Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.

                                                                        25 of 41

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $334,634,000 or 21.6% to $1,880,471,000 for the three months ended June 30, 2005, compared to $1,545,837,000 for the comparable period last year. The average balance of loans outstanding, in particular, increased $247,282,000 or 18.9% to $1,553,819,000 for the second quarter of 2005 compared to $1,306,537,000 during the comparable period in 2004.

Interest-bearing liabilities averaged $1,655,616,000 during the three months ended June 30, 2004, an increase of $309,935,000 or 23.0% from the average balance of $1,345,681,000 for the comparable period in 2004. Most of this growth in funding sources occurred in money market deposits, time deposits, short-term borrowings, long-term debt, and trust preferred securities.

Net interest income on a fully taxable equivalent basis, increased $3,914,000 or 28.8% to $17,525,000 for the three months ended June 30, 2005, compared to $13,611,000 for the comparable period in 2004. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.74% for the three months ended June 30, 2005, compared to 3.53% for the comparable period in 2004. Net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.49% for the three months ended June 30, 2005, compared to 3.30% for the comparable period in 2004.

Interest income, on a tax equivalent basis, for the three months ended June 30, 2005, was $27,861,000, which is $7,632,000 or 37.7% higher than the $20,229,000 earned during the comparable period in 2004. The average yield on interest-earning assets increased 69 basis points to 5.94% for the three months ended June 30, 2005, compared to 5.25% for the three months ended June 30, 2004. The increase in yields is due primarily to an increase in the yield on outstanding loan balances.

Interest expense for the three months ended June 30, 2005, was $10,336,000, which is $3,718,000 or 56.2% higher than the $6,618,000 during the comparable period in 2004. The average rate paid on interest-bearing liabilities increased 53 basis points to 2.50% for the three months ended June 30, 2004, compared to 1.97% during the comparable period in 2004. Growth in the average balance of money market deposits and long-term debt financing combined with increases in the average rates paid on all categories of interest-bearing liabilities, particularly in money market and time deposits, contributed to this higher cost of funds.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security transactions, increased $177,000 or 3.2% to $5,714,000 for the three months ended June 30, 2005, compared to $5,537,000 for the comparable period in 2004. Moderate increases in trust fees, gains on the sales of loans, and other operating income were partially offset by the decline in commissions and brokerage fees. Gains of $589,000 were recognized on the sale of $36,132,000 of mortgage loans during the three months ending June 30, 2005, compared to gains of $459,000 on the sale of $47,029,000 in mortgage loans during the prior year period.

During the three-month period ending June 30, 2005, the Corporation recognized security gains of approximately $151,000, after income taxes, representing 2.4% of net income. During the comparable period in 2004, security gains of approximately $299,000, after income taxes, were recognized, representing 5.4% of net income.

Total other expenses increased $1,956,000 or 19.2% to $12,152,000 for the three months ending June 30, 2005, compared to $10,196,000 for the comparable period in 2004. Salaries and wage expense increased $855,000 or 18.7% to $5,438,000 for the three months ended June 30, 2005, as compared to $4,583,000 during the comparable period last year. Again, the increase in salary and wage expense is due to the addition of First Capital and Busey Bank Florida expansion.

                                                                        26 of 41

Income taxes for the three-month period ending June 30, 2005, increased to $3,260,000 compared to $2,936,000 for the comparable period in 2004. As a percentage of income before taxes, the provision for income taxes decreased slightly to 34.2% for the three months ended June 30, 2005, from 34.6% for the comparable period in 2003.

REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has three reportable segments, Busey Bank, Busey Bank Florida, and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean, Peoria, Tazewell, and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank Florida provides a full range of banking services to individual and corporate customers in Fort Myers and Cape Coral, Florida.

First Capital Bank, acquired by First Busey Corporation on June 1, 2004, merged into Busey Bank on May 20, 2005. Prior to this merger, First Capital Bank was a separate reportable segment providing a full range of banking services to individual and corporate customers in Peoria and Pekin, Illinois. Following the merger, the assets and operating results of the Peoria and Pekin markets are included in Busey Bank. Segment information for the period ended June 30, 2004, has been restated to reflect the combination of Busey Bank and First Capital Bank.

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

The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of these segments are the same as those described in the summary of significant accounting policies in the annual report. The Corporation accounts for intersegment revenue and transfers at current market value.

                                                                        27 of 41

Following is a summary of selected financial information for the Corporation's business segments for the six-month periods ended June 30, 2005, and June 30, 2004:

                                    Six Months Ended June 30,
                                       2005           2004
                                    ----------     ----------
                                      (dollars in thousands)
Interest Income:
   Busey Bank                       $   45,661     $   34,596
   Busey Bank Florida                    7,285          3,430
   Busey Investment Group                   84             72
   All Other                                18             70
                                    ----------     ----------
        Total Interest Income       $   53,048     $   38,168
                                    ----------     ----------

Interest Expense:
   Busey Bank                       $   15,188     $   10,063
   Busey Bank Florida                    2,351          1,125
   Busey Investment Group                    -              -
   All Other                             2,099          1,324
                                    ----------     ----------
        Total Interest Expense      $   19,638     $   12,512
                                    ----------     ----------

Other Income:
   Busey Bank                       $    7,746     $    7,867
   Busey Bank Florida                      251            222
   Busey Investment Group                3,777          3,752
   All Other                              (255)          (113)
                                    ----------     ----------
        Total Other Income          $   11,519     $   11,728
                                    ----------     ----------

Net Income:
   Busey Bank                       $   12,367     $   10,307
   Busey Bank Florida                    1,226            573
   Busey Investment Group                1,095          1,064
   All Other                            (1,876)        (1,043)
                                    ----------     ----------
        Total Net Income            $   12,812     $   10,901
                                    ----------     ----------

Goodwill:
   Busey Bank                       $   30,237     $   30,182
   Busey Bank Florida                        -              -
   Busey Investment Group                    -              -
   All Other                             1,548          1,548
                                    ----------     ----------
        Total Goodwill              $   31,785     $   31,730
                                    ----------     ----------

Net Assets:
   Busey Bank                       $1,781,061     $1,723,212
   Busey Bank Florida                  241,375        136,663
   Busey Investment Group                6,649          5,870
   All Other                            (1,223)         9,313
                                    ----------     ----------
        Total Assets                $2,027,862     $1,875,058
                                    ----------     ----------

                                                                        28 of 41

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

The Corporation's primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayments, deposits, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of June 30, 2005. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first six months of 2005 the Corporation originated $72,573,000 and sold $67,166,000 in mortgage loans for sale compared to originations of $86,104,000 and sales of $90,711,000 during the first six months of 2004. As of June 30, 2005, the Corporation held $14,981,000 in loans held for sale. Management intends to sell these loans during the third quarter of 2005.

The Corporation recently completed two acquisitions, of First Capital Bankshares, Inc. of Peoria, Illinois (June, 2004) and of Tarpon Coast Bancorp, Inc. of Port Charlotte, Florida (July, 2005). The First Capital acquisition consisted of all cash consideration, and the Tarpon Coast acquisition consideration was stock/cash transaction. Cash requirements for each acquisition ($42,070,000 for the First Capital acquisition and $18,070,000 for the Tarpon acquisition) were satisfied through both the issuance of long-term subordinated debt within a privately-placed trust preferred securities structure and commercial borrowings. An aggregate of $25,000,000 of trust preferred securities were issued by the Corporation's two trust subsidiaries formed for such issuances with the balance borrowed in the form of a long-term note payable. The note payable requires annual principal reductions of $4,000,000 beginning in January, 2007, and matures in June, 2011. The Corporation will review various alternatives for refinancing the debt associated with both of these transactions on a longer-term basis and intends to determine its course of action during the first quarter of 2006.

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

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of June 30, 2005, and 2004, the Corporation had outstanding loan commitments including lines of credit of $473,036,000 and $347,556,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

                                                                       29 of 41

The following table summarizes significant contractual obligations and other commitments as of June 30, 2005:

                               Securities
                               Sold under
                             Agreements to                 Junior
                             Repurchase and             Subordinated
                               Short- and               Debt Owed to
              Certificates     Long-term               Unconsolidated
Due Within     of Deposit      Borrowings     Leases       Trusts         Total
----------    ------------   --------------   -------  --------------  -----------
                               (Dollars in thousands)
1 year        $    392,102   $       57,794   $   973  $            -  $   450,869
2 years            156,866           36,878       909               -      194,653
3 years             81,325           36,373       785               -      118,483
4 years             29,442           20,623       428               -       50,493
5 years             28,916           22,123       277               -       51,316
Thereafter             613           16,542        46          50,000       67,201
              ------------   --------------   -------  --------------  -----------
Total         $    689,264   $      190,333   $ 3,418  $       50,000  $   933,015
              ============   ==============   =======  ==============  ===========

Commitments to extend credit                                           $   473,036
                                                                       ===========

Net cash flows provided by operating activities totaled $10,111,000 during the six months ended June 30, 2005, compared to $17,959,000 during the prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of loans held for sale. Operating cash flow decreased during the first six months of 2005 compared to the same period in 2004 due primarily to lower mortgage loan sale activity. During the first six months of 2005 the Corporation originated $72,573,000 in loans held for sale and generated $68,178,000 from the sale of held-for-sale loans resulting in net cash used in loan originations and sale of $4,395,000. During the comparable period in 2004, the Corporation originated $86,104,000 in held-for-sale loans and generated $91,992,000 from the sale of held-for-sale loans leading to net cash provided by loan originations and sale of $5,888,000.

Net cash used in investing activities was $52,144,000 for the six months ended June 30, 2005, compared to $167,613,000 for the comparable period in 2004. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation's investment portfolio, loans held in the Corporation's portfolio, and subsidiary or business unit acquisition activities. During the six months ended June 30, 2005, proceeds from the sales and maturities of securities classified as available for sale totaled $65,286,000, and the Corporation purchased $20,392,000 in securities resulting in net cash generated by securities activity of $44,894,000. In the comparable period of 2004 proceeds from the sales and maturities of securities classified as available for sale totaled $45,035,000, and the Corporation purchased $57,024,000 in securities resulting in net cash used by securities activity of $11,989,000. The Corporation's loan portfolio increased $95,203,000 during the first six months of 2005, compared to an increase of $113,055,000 in the comparable period of 2004. During June, 2004, the Corporation purchased the outstanding shares of First Capital Bankshares resulting in the net use of $35,990,000.

Net cash provided by financing activities was $49,653,000 during the first six months of 2005 compared to $144,499,000 for the comparable period in 2004. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt, and proceeds from the issuance of junior subordinated debt owed to unconsolidated trusts. Deposits, which are the Corporation's primary funding source, grew $73,892,000 during the first six months of 2005, down slightly compared to the net increase of $79,518,000 during the comparable period in 2004 The Corporation has increased its use of short-term and long-term advances from the Federal Home Loan Banks of Chicago and Atlanta to partially fund loan growth. The Corporation issued $15,000,000 in long-term subordinated debt in April, 2004, to partially fund the First Capital acquisition. In

                                                                        30 of 41

June, 2004, the Corporation issued long-term debt to fund the remainder of the purchase price of First Capital. These two issues represent a significant portion of the net cash provided by financing activities for the first six months of 2004. In June, 2005, the Corporation issued $10,000,000 in long-term subordinated debt to partially fund the cash consideration requirements related to the Tarpon acquisition.

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the six months ended June 30, 2005, the Corporation earned $12,812,000 and paid dividends of $5,718,000 to stockholders, resulting in retention of current earnings of $7,094,000. The Corporation's dividend payout for the six months ended June 30, 2005 was 44.6%.

The Corporation and the Banks are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2005, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                                 For Capital        Prompt Corrective
                                    Actual                     Adequacy Purposes    Action Provisions
                                  --------------------------------------------------------------------
                                    Amount         Ratio       Amount      Ratio      Amount     Ratio
                                  -----------      -----    -----------    -----   -----------   -----
                                                         (Dollars in thousands)
AS OF JUNE 30, 2005:

TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS)
   Consolidated                   $   174,971      11.33%   $   123,512    8.00%           N/A     N/A
   Busey Bank                     $   152,414      11.37%   $   107,245    8.00%   $   134,056   10.00%
   Busey Bank Florida             $    23,071      12.36%   $    14,937    8.00%   $    18,671   10.00%

TIER I CAPITAL (TO RISK-WEIGHTED ASSETS)
   Consolidated                   $   147,866       9.58%   $    61,756    4.00%   $       N/A     N/A
   Busey Bank                     $   130,682       9.75%   $    53,623    4.00%   $    80,434    6.00%
   Busey Bank Florida             $    20,726      11.10%   $     7,469    4.00%   $    11,203    6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
   Consolidated                   $   147,866       7.52%   $    78,645    4.00%           N/A     N/A
   Busey Bank                     $   130,682       7.53%   $    69,434    4.00%   $    86,792    5.00%
   Busey Bank Florida             $    20,726       9.28%   $     8,929    4.00%   $    11,162    5.00%

                                                                        31 of 41

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

The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset-liability committees and approved by the Banks' and Corporation's Board of Directors establish guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.

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

                                                                        32 of 41

The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 2005:

                                                                      Rate Sensitive Within
                                        -----------------------------------------------------------------------------------
                                            1-30          31-90         91-180      181 Days -       Over
                                            Days           Days          Days         1 Year        1 Year        Total
                                        ------------   ------------  ------------  ------------   -----------  ------------
                                                                      (Dollars in thousands)
Interest-bearing deposits               $        717   $          -  $          -  $          -   $         -  $        717
Federal funds sold                             1,600              -             -             -             -         1,600
Investment securities
    U.S. Governments                           3,681         16,139        25,910        46,761       109,091       201,582
    Obligations of states and
        political subdivisions                   555              -         8,043         4,895        43,395        56,888
    Other securities                          15,411          1,068         1,402         2,058        27,582        47,521
Loans (net of unearned int.)                 679,423         96,735       119,410       177,140       503,034     1,575,742
                                        ------------   ------------  ------------  ------------   -----------  ------------
    Total rate-sensitive assets         $    701,387   $    113,942  $    154,765  $    230,854   $   683,102  $  1,884,050
                                        ------------   ------------  ------------  ------------   -----------  ------------

Interest bearing transaction
    deposits                            $     68,997   $          -  $          -  $          -   $         -        68,997
Savings deposits                             107,763              -             -             -             -       107,763
Money market deposits                        561,478              -             -             -             -       561,478
Time deposits                                 96,562         58,078        96,108       166,768       271,748       689,264
Short-term borrowings:
    Repurchase agreements                     37,532              -             -             -             -        37,532
    Other                                          -              -             -         1,000             -         1,000
Long-term debt                                 2,000          3,800         6,220        33,301       106,480       151,801
Junior subordinated debt owed
    to unconsolidated trust                        -         25,000             -             -        25,000        50,000
                                        ------------   ------------  ------------  ------------   -----------  ------------
    Total rate-sensitive liabilities    $    874,332   $     86,878  $    102,328  $    201,069   $   403,228  $  1,667,835
    Rate-sensitive assets less
        rate-sensitive liabilities      $   (172,945)  $     27,064  $     52,437  $     29,785   $   279,874  $    216,215
                                        ------------   ------------  ------------  ------------   -----------  ------------

    Cumulative Gap                      $   (172,945)  $   (145,881) $    (93,444) $    (63,659)  $   216,215
                                        ============   ============  ============  ============   ===========
    Cumulative amounts as a
       percentage of total
       rate-sensitive assets                   -9.18%         -7.74%        -4.96%        -3.38%        11.48%
                                        ============   ============  ============  ============   ===========
    Cumulative ratio                            0.80           0.85          0.91          0.95          1.13
                                        ============   ============  ============  ============   ===========

The funds management policy of First Busey Corporation require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of June 30, 2005, the Banks and the Corporation, on a consolidated basis, are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $173 million in the 1-30 day repricing period as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure at June 30, 2005, indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

The Corporation's asset-liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates,

                                                                        33 of 41
and then assuming permanent instantaneous shifts of +/-100 basis points and +200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability balances remain constant at June 30, 2005, balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at June 30, 2005, and December 31, 2004 was as follows:

                                        Basis Point Changes
                                  ------------------------------
                                   -100         +100        +200
                                  -----         ----        ----
June 30, 2005                     -3.43%        1.55%       3.09%
December 31, 2004                 (5.57%)       3.05%       6.06%

                         ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2005. The Corporation's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of June 30, 2005, are effective in timely alerting them to material information relating to First Busey Corporation, including its consolidated subsidiaries, required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

During the quarter ended June 30, 2005, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in First Busey Corporation's reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

                                                                        34 of 41

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

                           PART II - OTHER INFORMATION

ITEM 1:     Legal Proceedings

            Not Applicable

ITEM 2:     Unregistered Sales of Equity Securities and Use of Proceeds

            The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

                                                       Total      Maximum
                                                     Number of   Number of
                                                      Shares       Shares
                                                     Purchased    that May
                                                    as Part of     Yet Be
                          Total                      Publicly    Purchased
                        Number of      Average       Announced   Under the
                          Shares   Price Paid per    Plans or     Plans or
                        Purchased       Share        Programs   Programs (1,2)
                        ---------  --------------   ----------  --------------
January 1 - 31, 2005       25,000  $        20.93       25,000     735,889
February 1 - 28, 2005      20,000           20.81       20,000     715,889
March 1 - 31, 2005         40,000           20.75       40,000     675,889
April 1 - 30, 2005         15,000           19.75       15,000     660,889
May 1 - 31, 2005                -               -            -     660,889
June 1 - 30, 2005               -               -            -     660,889
                          -------  --------------      -------
Total                     100,000  $        20.66      100,000

(1) First Busey Corporation's board of directors approved a stock purchase plan on March 20, 2001, for the repurchase of up to 750,000 shares of common stock. The Corporation has repurchased all shares under the 2001 repurchase plan. First Busey Corporation's board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Corporation's 2004 repurchase plan has no expiration date.

(2) Share and per share amounts have been retroactively adjusted to effect a three-for-two common stock split

                                                                        35 of 41
declared on July 23, 2004, as if it had occurred on January 1, 2004.

ITEM 3:    Defaults Upon Senior Securities

           Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders (still waiting on these numbers) The annual meeting of the stockholders of First Busey Corporation was held on April 26, 2004. The shareholders approved the election of Directors with the votes casted as follows:

                                    FOR                 WITHHELD
                                 ----------            ---------
ELECTION OF DIRECTORS
 DIRECTOR
 Joseph M. Ambrose               16,699,724            3,877,927
 David L. Ikenberry              17,368,715            3,208,936
 E. Phillips Knox                17,421,267            3,156,384
 V. B. Leister, Jr.              17,428,070            3,149,581
 Douglas C. Mills                17,367,954            3,209,697
 Joseph E. O'Brien               17,275,104            3,302,547
 Arthur R. Wyatt                 17,254,789            3,322,862

           The shareholders voted in favor of adopting the Amended and Restated Articles of Incorporation of the Company, which increased the par value of the Company's capital stock from no par value per share to $.001 par value per share with votes cast as follows:

For                           17,327,526
Against                           78,261
Abstain                          606,167
Broker Non-votes               2,565,697

ITEM 5:    Other Information

           Not Applicable

ITEM 6:    Exhibits

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

                                                                        36 of 41

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)

                               By: //Douglas C. Mills//
                                   ------------------------------------

                                   Douglas C. Mills
                                   Chairman of the Board and Chief Executive
                                   Officer

                               By: //Barbara J. Harrington//
                                   ------------------------------------

                                   Barbara J. Harrington
                                   Chief Financial Officer
                                   (Principal financial and accounting officer)

Date: August 9, 2005

                                                                        37 of 41