Form 10-Q
period 2005-09-30
FIRST BUSEY CORP /NV/
filed 2005-11-09
CIK 314489

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended 9/30/2005 Commission File No. 0-15950

                             FIRST BUSEY CORPORATION

             (Exact name of registrant as specified in its charter)

          Nevada                                                 37-1078406
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

        201 W. Main St.,
        Urbana, Illinois                                          61801
--------------------------------                           ---------------------
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

Yes  X    No
    ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

Yes  X    No
    ---      ---

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes       No
    ---      ---


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding at October 31, 2005
--------------------------------------------------------------------------------
Common Stock, $.001 par value                              21,452,876

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                                   (UNAUDITED)


                                                                          September 30, 2005        December 31, 2004
                                                                          ------------------        -----------------
                                                                                     (Dollars in thousands)
ASSETS
Cash and due from banks                                                     $     59,826                 $     47,991
Federal funds sold                                                                56,541                        3,100
Securities available for sale (amortized cost 2005, $321,326;
     2004, $337,037)                                                             333,444                      352,256

Loans                                                                          1,709,182                    1,475,900
Allowance for loan losses                                                        (22,620)                     (19,217)
                                                                            ------------                 ------------
    Net loans                                                               $  1,686,562                 $  1,456,683

Premises and equipment                                                            36,994                       26,295
Cash surrender value of bank owned life insurance                                 18,225                       17,634
Goodwill                                                                          52,976                       31,785
Other intangible assets                                                            7,158                        3,852
Other assets                                                                      25,846                       24,845
                                                                            ------------                 ------------
        Total assets                                                        $  2,277,572                 $  1,964,441
                                                                            ============                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
    Noninterest bearing                                                     $    256,933                 $    213,921
    Interest bearing                                                           1,566,561                    1,344,901
                                                                            ------------                 ------------
    Total deposits                                                          $  1,823,494                 $  1,558,822

Federal funds purchased & securities sold under agreements
  to repurchase                                                                   48,025                       41,558
Short-term borrowings                                                              1,000                       11,250
Long-term debt                                                                   175,501                      165,374
Junior subordinated debt owed to unconsolidated trusts                            50,000                       40,000
Other liabilities                                                                 14,362                        8,565
                                                                            ------------                 ------------
        Total liabilities                                                   $  2,112,382                 $  1,825,569
                                                                            ------------                 ------------

STOCKHOLDERS' EQUITY
Preferred stock                                                             $          -                 $          -
Common stock                                                                          22                        6,291
Common stock to be issued                                                            495                            -
Surplus                                                                           44,435                       21,696
Retained earnings                                                                126,150                      114,359
Accumulated other comprehensive income                                             7,296                        9,170
                                                                            ------------                 ------------
        Total stockholders' equity before treasury stock, unearned ESOP
        shares and deferred compensation for stock grants                   $    178,398                 $    151,516
Treasury stock, at cost                                                          (10,745)                     (10,173)
Unearned ESOP shares and deferred compensation for stock grants                   (2,463)                      (2,471)
                                                                            ------------                 ------------
        Total stockholders' equity                                          $    165,190                 $    138,872
                                                                            ------------                 ------------
        Total liabilities and stockholders' equity                          $  2,277,572                 $  1,964,441
                                                                            ============                 ============

Common shares outstanding at period end                                       21,462,876                   20,608,151
                                                                            ============                 ============


See accompanying notes to unaudited consolidated financial statements.


                                                                         3 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                           2005                  2004
                                                                        -----------            ---------
                                                                             (Dollars in thousands,
INTEREST INCOME:                                                             except per share amounts)
    Interest and fees on loans                                             $75,453               $55,804
    Interest and dividends on investment securities:
        Taxable interest income                                              5,458                 3,592
        Non-taxable interest income                                          1,668                 1,428
        Dividends                                                              556                   532
    Interest on Federal funds sold                                             358                    93
                                                                           -------               -------
        Total interest income                                              $83,493               $61,449
                                                                           -------               -------

INTEREST EXPENSE:
    Deposits                                                               $23,375               $14,858
    Federal funds purchased and securities sold under agreements to
       repurchase                                                              805                   245
    Short-term borrowings                                                      100                   107
    Long-term debt                                                           4,837                 3,803
    Junior subordinated debt owed to unconsolidated trusts                   2,492                 1,936
                                                                           -------               -------
        Total interest expense                                             $31,609               $20,949
                                                                           -------               -------
        Net interest income                                                $51,884               $40,500
    Provision for loan losses                                                2,765                 2,320
                                                                           -------               -------
        Net interest income after provision for loan losses                $49,119               $38,180
                                                                           -------               -------

OTHER INCOME:
    Trust                                                                  $ 4,277               $ 4,002
    Commissions and brokers fees, net                                        1,679                 1,774
    Service charges on deposit accounts                                      5,835                 5,830
    Other service charges and fees                                           1,701                 1,523
    Security gains, net                                                        306                 1,090
    Gain on sales of loans                                                   1,932                 1,984
    Increase in cash surrender value of life insurance                         591                   606
    Other operating income                                                   1,316                   940
                                                                           -------               -------
        Total other income                                                 $17,637               $17,749
                                                                           -------               -------

OTHER EXPENSES:
    Salaries and wages                                                     $16,697               $14,353
    Employee benefits                                                        3,711                 3,160
    Net occupancy expense of premises                                        3,323                 2,898
    Furniture and equipment expenses                                         2,278                 1,772
    Data processing                                                          1,496                 1,417
    Stationery, supplies and printing                                          826                   743
    Amortization of intangible assets                                          724                   435
    Other operating expenses                                                 7,509                 6,035
                                                                           -------               -------
        Total other expenses                                               $36,564               $30,813
                                                                           -------               -------
    Income before income taxes                                             $30,192               $25,116
        Income taxes                                                         9,821                 8,431
                                                                           -------               -------
        NET INCOME                                                         $20,371               $16,685
                                                                           =======               =======

BASIC EARNINGS PER SHARE                                                   $  0.99               $  0.82
                                                                           =======               =======
DILUTED EARNINGS PER SHARE                                                 $  0.98               $  0.81
                                                                           =======               =======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                               $  0.42               $  0.38
                                                                           =======               =======


See accompanying notes to unaudited consolidated financial statements.



                                                                         4 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                           2005                  2004
                                                                        -----------            ---------
                                                                             (Dollars in thousands,
INTEREST INCOME:                                                             except per share amounts)
    Interest and fees on loans                                             $ 27,670            $ 21,088
    Interest and dividends on investment securities:
        Taxable interest income                                               1,831               1,562
        Non-taxable interest income                                             628                 503
        Dividends                                                               181                  63
    Interest on federal funds sold                                              135                  65
                                                                           --------            --------
        Total interest income                                              $ 30,445            $ 23,281
                                                                           --------            --------

INTEREST EXPENSE:
    Deposits                                                               $  8,929            $  5,961
    Federal funds purchased and securities sold under agreements to
       Repurchase                                                               315                 128
    Short-term borrowings                                                         9                  61
    Long-term debt                                                            1,785               1,572
   Junior subordinated debt owed to unconsolidated trusts                       933                 715
                                                                           --------            --------
        Total interest expense                                             $ 11,971            $  8,437
                                                                           --------            --------
        Net interest income                                                $ 18,474            $ 14,844
Provision for loan losses                                                       650               1,240
                                                                           --------            --------
        Net interest income after provision for loan losses                $ 17,824            $ 13,604
                                                                           --------            --------

OTHER INCOME:
    Trust                                                                  $  1,366            $  1,211
    Commissions and brokers' fees, net                                          628                 578
    Service charges on deposit accounts                                       2,067               2,090
    Other service charges and fees                                              617                 542
    Security (losses) gains, net                                               (106)                402
    Gains on sales of loans                                                     920                 703
    Increase in cash surrender value of life insurance                          200                 191
    Other operating income                                                      426                 304
                                                                           --------            --------
        Total other income                                                 $  6,118            $  6,021
                                                                           --------            --------

OTHER EXPENSES:
    Salaries and wages                                                     $  6,062            $  5,229
    Employee benefits                                                         1,332                 924
    Net occupancy expense of premises                                         1,255               1,081
    Furniture and equipment expenses                                            852                 649
    Data processing                                                             429                 529
    Stationary, supplies and printing                                           312                 289
    Amortization of intangible assets                                           334                 201
    Other operating expenses                                                  2,587               2,248
                                                                           --------            --------
        Total other expenses                                               $ 13,163            $ 11,150
                                                                           --------            --------
        Income before income taxes                                         $ 10,779            $  8,475
Income taxes                                                                  3,220               2,691
                                                                           --------            --------
NET INCOME                                                                 $  7,559            $  5,784
                                                                           ========            ========
BASIC EARNINGS PER SHARE                                                   $   0.36            $   0.28
                                                                           ========            ========
DILUTED EARNINGS PER SHARE                                                 $   0.36            $   0.28
                                                                           ========            ========
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                               $   0.14            $   0.13
                                                                           ========            ========


See accompanying notes to unaudited consolidated financial statements.


                                                                         5 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                                             2005           2004
                                                                                          ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                                       (Dollars in thousands)
    Net income                                                                            $  20,371      $  16,685
    Adjustments to reconcile net income to net cash provided by operating activities:
        Stock-based compensation                                                                  8             19
        Depreciation and amortization                                                         3,263          2,577
        Provision for loan losses                                                             2,765          2,320
        Provision for deferred income taxes                                                    (339)          (239)
        Stock dividends                                                                        (339)          (332)
        Amortization of investment security discounts                                          (609)          (330)
        Gain on sales of investment securities, net                                            (306)        (1,090)
        Gain on sales of loans                                                               (1,932)        (1,984)
        Gain on sales of ORE properties                                                        (180)           (18)
        Market valuation adjustment on ORE property                                               -             16
        (Gain) loss on sale and disposition of premises and equipment                            (3)            25
        Increase in deferred compensation                                                       105             63
        Change in assets and liabilities:
            (Increase) decrease in other assets                                              (1,991)             1
            Increase in accrued expenses                                                      2,488          1,059
            Increase in interest payable                                                      1,128            926
            Increase in income taxes receivable                                              (1,195)          (901)
                                                                                          ---------      ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE
                        LOAN ORIGINATIONS AND SALES                                       $  23,234      $  18,797
                                                                                          ---------      ---------

Loans originated for sale                                                                  (133,714)      (116,948)
Proceeds from sales of loans                                                                132,256        141,683
                                                                                          ---------      ---------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  21,776      $  43,532
                                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sales of securities classified available for sale                          42,166         34,625
    Proceeds from maturities of securities classified available for sale                     83,312         65,048
    Purchase of securities classified available for sale                                    (87,515)      (122,570)
    Increase in federal funds sold                                                          (49,695)       (49,057)
    Increase in loans                                                                      (115,138)      (148,932)
    Proceeds from sale of premises and equipment                                                 70              6
    Proceeds from sale of ORE properties                                                      4,675             66
    Purchases of premises and equipment                                                      (4,518)        (2,646)
    Increase in cash surrender value of bank owned life insurance                              (591)          (606)
    Purchase of subsidiary, net of cash and due from banks acquired                         (12,364)       (35,990)
                                                                                          ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES                                             $(139,598)     $(260,056)
                                                                                          ---------      ---------



                                                        (continued on next page)


                                                                         6 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                             2005           2004
                                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                       (Dollars in thousands)
    Net increase in certificates of deposit                               $  46,425      $  95,427
    Net increase in demand, money market and saving deposits                 78,817         59,540
    Cash dividends paid                                                      (8,580)        (7,729)
    Purchase of treasury stock                                               (2,131)        (2,168)
    Proceeds from sale of treasury stock                                      1,746          2,785
    Net decrease in Federal funds purchased and securities sold under
      agreement to repurchase                                                 3,503         (2,432)
    Proceeds from short-term borrowings                                       4,000         15,250
    Principal payments on short-term borrowings                             (14,250)        (5,250)
    Proceeds from issuance of long-term debt                                 51,500         74,655
    Principal payments on long-term borrowings                              (41,373)       (19,034)
    Proceeds from issuance of junior subordinated debt owed to
      unconsolidated Trusts                                                  10,000         15,000
                                                                          ---------      ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                         $ 129,657      $ 226,044
                                                                          ---------      ---------
        NET INCREASE IN CASH AND DUE FROM BANKS                           $  11,835      $   9,520
Cash and due from banks, beginning                                           47,991      $  52,397
                                                                          ---------      ---------
Cash and due from banks, ending                                           $  59,826      $  61,917
                                                                          =========      =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

OTHER REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS                         $     635      $       -
                                                                          =========      =========

PURCHASE OF SUBSIDIARY:
    Cash payment                                                          $  19,103      $  42,072
    Common stock issued                                                      16,778              -
                                                                          ---------      ---------
    Total purchase price                                                  $  35,881      $  42,072
                                                                          =========      =========
    Assets acquired:
        Cash and due from other banks                                     $   6,739          6,082
        Federal funds sold                                                    3,746          1,593
        Securities available for sale                                        21,007         49,285
        Loans held for sale                                                       -          1,853
        Loans (net of allowance for loan losses)                            114,744        147,758
        Premises and equipment                                                8,787          3,483
        Goodwill                                                             21,163         24,405
        Other intangible assets                                               4,030          2,383
        Other assets                                                          1,710          4,392
    Liabilities assumed:
        Deposits                                                           (139,430)      (147,084)
        Short-term borrowings                                                (2,964)       (26,707)
        Long-term debt                                                            -        (23,322)
        Other liabilities                                                    (3,651)        (2,049)
                                                                          ---------      ---------
                                                                          $  35,881      $  42,072
                                                                          =========      =========



See accompanying notes to unaudited consolidated financial statements



                                                                         7 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


                                                                                               2005          2004
                                                                                             --------      --------
                                                                                             (Dollars in thousands)
Net income                                                                                   $ 20,371      $ 16,685
                                                                                             ========      ========
Other comprehensive income, before tax: Unrealized (losses) gains on securities:
          Unrealized holding (losses) gains arising during period                            $ (3,407)     $    784
          Less reclassification adjustment for gains included in net
             Income                                                                              (306)       (1,090)
                                                                                             --------      --------
Other comprehensive loss, before tax                                                         $ (3,101)     $   (306)
     Income tax benefit related to items of other comprehensive loss                           (1,227)         (171)
                                                                                             --------      --------
     Other comprehensive loss, net of tax                                                    $ (1,874)     $   (135)
                                                                                             --------      --------
     Comprehensive income                                                                    $ 18,497      $ 16,550
                                                                                             ========      ========

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



                                                                         8 of 43

NOTE 2:  UNREALIZED LOSSES ON INVESTMENT SECURITIES

Information pertaining to securities with gross unrealized losses as of September 30, 2005, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:


                                     Continuous unrealized          Continuous unrealized
                                   losses existing for less      losses existing for greater
                                        than 12 months                 than 12 months                  Total
                                   ----------------------------------------------------------------------------------
                                      Fair        Unrealized         Fair     Unrealized         Fair      Unrealized
                                     Value          Losses          Value       Losses           Value      Losses
                                   ----------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
September 30, 2005:
-------------------
U.S. Treasury securities and
   obligations of U.S.
   government corporations
   and agencies                         $137,013     $  1,483     $ 36,037     $    494         $173,050     $  1,977
Obligations of states and
   political subdivisions                 33,698          404        1,819           21           35,517          425
Mortgage-backed securities                 5,658          103            -            -            5,658          103
Corporate securities                       1,277           15          394           14            1,671           29
                                        --------     --------     --------     --------         --------     --------
Subtotal, debt securities               $177,646     $  2,005     $ 38,250     $    529         $215,896     $  2,534

Mutual funds and other equity
   securities                                  -            -           49           14               49           14
                                        --------     --------     --------     --------         --------     --------

Total temporarily impaired
   securities                           $177,646     $  2,005     $ 38,299     $    543         $215,945     $  2,548
                                        ========     ========     ========     ========         ========     ========

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses as of September 30, 2005, summarized in the table above, were due to changes in interest rates subsequent to acquisition of the securities and were not related to changes in the credit risk of the issuers.


                                                                         9 of 43

NOTE 3:  LOANS

The major classifications of loans as of September 30, 2005 and December 31, 2004 were as follows:


                                                   September 30, 2005      December 31, 2004
                                                   -----------------------------------------
                                                            (Dollars in thousands)
Commercial                                         $   203,166                  $   216,290
Real estate construction                               310,362                      235,547
Real estate - farmland                                  10,796                       11,750
Real estate - 1-4 family residential mortgage          524,057                      452,894
Real estate - multifamily mortgage                     110,344                      106,163
Real estate - non-farm nonresidential mortgage         476,059                      363,993
Installment                                             49,970                       63,315
Agricultural                                            23,473                       25,224
                                                   -----------                  -----------
                                                   $ 1,708,227                  $ 1,475,176
Plus net deferred loan costs                               955                          724
                                                   -----------                  -----------
                                                     1,709,182                    1,475,900
Less:
    Allowance for loan losses                          (22,620)                     (19,217)
                                                   -----------                  -----------
    Net loans                                      $ 1,686,562                  $ 1,456,683
                                                   ===========                  ===========



The real estate 1-4 family residential mortgage category includes loans held for sale with carrying values of $12,964,000 at September 30, 2005 and $9,574,000 at December 31, 2004; these loans had fair market values of $13,118,000 and $9,717,000 respectively.

Changes in the allowance for loan losses were as follows:


                                                           2005           2004
                                                        ------------------------
                                                         (Dollars in thousands)
Balance, beginning of year                               $ 19,217      $ 16,228
   Addition due to acquisition                              1,208         2,069
   Provision of loan losses                                 2,765         2,320
   Recoveries applicable to loan balances previously
      charged off                                             182           140
   Loan balances charged off                                 (752)       (2,054)
                                                         --------      --------
Balance, September 30                                    $ 22,620      $ 18,703
                                                         ========      ========


                                                                        10 of 43

NOTE 4:  EARNINGS PER SHARE

Net income per common share has been computed as follows:


                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                    September 30,
                                                                   2005           2004            2005            2004
                                                               ------------------------------------------------------------
Net income                                                     $ 7,559,000     $ 5,784,000     $20,371,000     $16,685,000
                                                               ===========     ===========     ===========     ===========
Shares:
    Weighted average common shares outstanding                  21,031,477      20,365,239      20,631,146      20,352,434

    Dilutive effect of outstanding options, as determined
        by the application of the treasury stock method             98,680         135,185         113,939         141,319
                                                               -----------     -----------     -----------     -----------
Weighted average common shares outstanding,
    as adjusted for diluted earnings per share calculation      21,130,157      20,500,424      20,745,085      20,493,753
                                                               ===========     ===========     ===========     ===========

Basic earnings per share                                       $      0.36     $      0.28     $      0.99     $      0.82
                                                               ===========     ===========     ===========     ===========
Diluted earnings per share                                     $      0.36     $      0.28     $      0.98     $      0.81
                                                               ===========     ===========     ===========     ===========


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

The following summarizes the pro-forma effects assuming compensation expense had been recorded based upon the estimated fair value:


                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                                 -----------------------------------------------------
                                                                         (dollars in thousands except per share data )

                                                                   2005           2004          2005            2004
                                                                 -----------------------------------------------------
NET INCOME AS REPORTED                                           $    7,559    $    5,784    $   20,371     $   16,685
Less compensation expense determined under fair value
  method for all options granted, net of related tax effects             96           216           216            361
                                                                 ----------    ----------    ----------     ----------
Pro-forma net income                                             $    7,463    $    5,568    $   20,155     $   16,324
                                                                 ==========    ==========    ==========     ==========

BASIC EARNINGS PER SHARE
Reported net income                                              $     0.36    $     0.28    $     0.99     $     0.82
Less compensation expense                                              0.01          0.01          0.01           0.02
                                                                 ----------    ----------    ----------     ----------
Pro-forma net income                                             $     0.35    $     0.27    $     0.98     $     0.80
                                                                 ==========    ==========    ==========     ==========

DILUTED EARNINGS PER SHARE
Reported net income                                              $     0.36    $     0.28    $     0.98     $     0.81
Less compensation expense                                              0.01          0.01          0.01           0.01
                                                                 ----------    ----------    ----------     ----------
Pro-forma net income                                             $     0.35    $     0.27    $     0.97     $     0.80
                                                                 ==========    ==========    ==========     ==========


                                                                        11 of 43

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


NOTE 6:  JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED TRUSTS

First Busey Corporation has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Corporation, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, First Busey issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are issues that qualify, and are treated by First Busey, as Tier I regulatory capital. First Busey owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2005 and December 31, 2004:


                                        First Busey Capital         First Busey Statutory            First Busey Statutory
                                                    Trust I                      Trust II                     Trust III(1)
--------------------------------------------------------------------------------------------------------------------------

Junior Subordinated Notes:
    Principal balance                        $25,000,000                   $15,000,000                       $10,000,000
    Annual interest rate                            9.00%            3-mo LIBOR + 2.65%                3-mo LIBOR + 1.75%
    Stated maturity date                   June 18, 2031                 June 17, 2034                     June 15, 2035
    Call date                              June 18, 2006                 June 17, 2009                     June 15, 2010

Trust Preferred Securities:
    Face value                                   $25,000                       $15,000                           $10,000
    Annual distribution rate                        9.00%            3-mo LIBOR + 2.65%                3-mo LIBOR + 1.75%
    Issuance date                          June 18, 2001                April 30, 2004                     June 15, 2005
    Distribution dates(2)                      Quarterly                     Quarterly                         Quarterly



(1) Established June 15, 2005
(2) All cash distributions are cumulative

As of January 1, 2004, the Corporation adopted FASB Interpretation No. 46, Consolidated of Variable Interest Entities, as revised in December, 2003. Upon adoption, the Corporation deconsolidated the capital trust entities outstanding as of that date.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption of the junior subordinated notes on a date no earlier than June 18, 2006, for First Busey Capital Trust I, June 17, 2009, for First Busey Statutory Trust II, and June 15, 2010, for First Busey


                                                                        12 of 43

Statutory Trust III. Prior to these respective redemption dates, the junior subordinated notes may also be redeemed by the Corporation (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Corporation or the trusts, would cause the trust preferred securities to no longer qualify for Tier 1 capital, or would result in a trust being treated as an investment company. Each trust's ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated notes. The Corporation's obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each trust's obligations under the trust preferred securities issued by each trust. The Corporation has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

In March, 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of September 30, 2005, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March, 2005.

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

NOTE 8:  BUSINESS COMBINATIONS

On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239 million bank headquartered in Peoria, Illinois. This acquisition expanded the Corporation's banking presence in central Illinois into Peoria and surrounding communities. The transaction was accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of the assets acquired and liabilities assumed. The excess of the total acquisition cost


                                                                        13 of 43
over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangible of $2,383,000 is being amortized over periods ranging from three to ten years.

On May 20, 2005, First Capital Bank merged into Busey Bank bringing all Illinois banking locations under one state bank charter. Following the merger, Busey Bank has 21 banking centers located in Illinois.

On July 29, 2005, First Busey Corporation acquired all the outstanding common stock of Tarpon Coast Bancorp, Inc. (Tarpon) and its subsidiary, Tarpon Coast National Bank, a $153 million bank headquartered in Port Charlotte, Florida. Tarpon shareholders received $27.00 per share in a combination of First Busey common shares and cash, while option and warrant holders received $27.00 per share less exercise price. First Busey Corporation issued 849,965 shares of common stock and paid cash of $18,797,000 to Tarpon shareholders, which was funded through the issuance of long-term debt and $10 million in additional trust preferred securities. Of the 849,965 shares of common stock issued in the Tarpon acquisition, stock certificates representing 25,090 shares have not been issued to shareholders by First Busey pending the receipt of the appropriate instructions from Tarpon shareholders. The value of these shares has been included in "Common stock to be issued" on First Busey's consolidated balance sheet. The transaction has been accounted for as a purchase and the results of operations since the acquisition date have been included in the consolidated financial statements. The purchase price of $35,881,000 was allocated based upon the fair value of the assets acquired and liabilities assumed. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangible of $1,710,000 is being amortized over periods ranging from three to five years.

Pro forma unaudited operating results for the nine months ended September 30, 2005 and 2004, giving effect to the Tarpon Coast acquisition as if it had occurred as of January 1, 2004, are as follows:


                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                   2005       2004         2005       2004
                                 -------     -------     -------     -------
                                (Dollars in thousands except per share data)
Interest income                  $31,131     $25,035     $88,143     $66,384
Interest expense                  12,151       8,949      33,017      22,450
Provision for loan losses            650       1,273       2,825       2,417
Noninterest income                 6,186       6,299      18,306      18,708
Noninterest expense               14,880      12,642      41,143      35,034
                                 -------     -------     -------     -------
Income before income taxes       $ 9,637     $ 8,470     $29,464     $25,191
Income taxes                       2,968       2,690       9,715       8,464
                                 -------     -------     -------     -------
Net income                       $ 6,669     $ 5,780     $19,749     $16,727
                                 =======     =======     =======     =======

Earnings per share - basic       $  0.31     $  0.27     $  0.93     $  0.79
                                 =======     =======     =======     =======
Earnings per share - diluted     $  0.31     $  0.27     $  0.92     $  0.78
                                 =======     =======     =======     =======




                                                                        14 of 43

NOTE 9:  OUTSTANDING COMMITMENTS

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

A summary of the contractual amount of the Corporation's exposure to off-balance sheet risk follows:


                                                                         September 30, 2005   December 31, 2004
                                                                         ------------------   -----------------
                                                                                  (Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit                                             $508,211            $413,679
    Standby letters of credit                                                  11,613              12,507


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

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions, and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of September 30, 2005, and December 31, 2004, no amounts have been recorded as liabilities for the Corporation's potential obligations under these guarantees.

As of September 30, 2005, Busey Bank had entered into contractual commitments for the construction of a new branch location in Normal, Illinois. Busey Bank Florida had entered into separate contractual commitments for the construction of a new branch location in Cape Coral, Florida. Total commitment for these two projects is approximately $3,407,000. These projects are expected to be completed during the first quarter of 2006.



                                                                        15 of 43

NOTE 10:  REPORTABLE SEGMENTS AND RELATED INFORMATION

First Busey Corporation has four reportable segments, Busey Bank, Busey Bank Florida, Tarpon Coast National Bank, and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean, Peoria, Tazewell, and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank Florida provides a full range of banking services to individual and corporate customers in Fort Myers and Cape Coral, Florida. Tarpon Coast National Bank provides a full range of banking services to individuals and commercial customers in Charlotte and Sarasota Counties in Southwest Florida.

First Capital Bank, acquired by First Busey Corporation on June 1, 2004, merged into Busey Bank on May 20, 2005. Prior to this merger, First Capital Bank was a separate reportable segment providing a full range of banking services to individual and corporate customers in Peoria and Pekin, Illinois. Following the merger, the assets and operating results of the Peoria and Pekin markets are included in Busey Bank. Segment information for the period ended September 30, 2004, has been restated to reflect the combination of Busey Bank and First Capital Bank.

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



                                                                        16 of 43

Following is a summary of selected financial information for the Corporation's business segments for the nine-month periods ended September 30, 2005, and September 30, 2004:


                                   Nine Months Ended September 30,
                                       2005             2004
                                   -----------      -------------
                                      (dollars in thousands)
Interest Income:
   Busey Bank                      $    70,304      $    55,505
   Busey Bank Florida                   11,639            5,739
   Tarpon Coast National Bank            1,384                -
   Busey Investment Group                  131              108
   All Other                                35               97
                                   -----------      -----------
        Total Interest Income      $    83,493      $    61,449
                                   -----------      -----------

Interest Expense:
   Busey Bank                      $    24,031      $    16,834
   Busey Bank Florida                    3,893            1,855
   Tarpon Coast National Bank              260                -
   Busey Investment Group                    -                -
   All Other                             3,425            2,260
                                   -----------      -----------
        Total Interest Expense     $    31,609      $    20,949
                                   -----------      -----------

Other Income:
   Busey Bank                      $    11,666      $    12,111
   Busey Bank Florida                      479              377
   Tarpon Coast National Bank              257                -
   Busey Investment Group                5,617            5,498
   All Other                              (382)            (237)
                                   -----------      -----------
        Total Other Income         $    17,637      $    17,749
                                   -----------      -----------

Net Income:
   Busey Bank                      $    18,821      $    15,845
   Busey Bank Florida                    2,332            1,021
   Tarpon Coast National Bank              158                -
   Busey Investment Group                1,603            1,534
   All Other                            (2,543)          (1,715)
                                   -----------      -----------
        Total Net Income           $    20,371      $    16,685
                                   -----------      -----------

Goodwill:
   Busey Bank                      $    30,237      $    30,299
   Busey Bank Florida                        -                -
   Tarpon Coast National Bank           21,191                -
   Busey Investment Group                    -                -
   All Other                             1,548            1,548
                                   -----------      -----------
        Total Goodwill             $    52,976      $    31,847
                                   -----------      -----------

Net Assets:
   Busey Bank                      $ 1,845,048      $ 1,789,554
   Busey Bank Florida                  241,832          161,924
   Tarpon Coast National Bank          176,705                -
   Busey Investment Group                6,713            6,159
   All Other                           (42,726)           7,861
                                   -----------      -----------
        Total Assets               $ 2,227,572      $ 1,965,498
                                   -----------      -----------



                                                                        17 of 43

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


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries ("Corporation") at September 30, 2005 (unaudited), as compared with December 31, 2004 and the results of operations for the nine months ended September 30, 2005 and 2004 (unaudited), and the results of operations for the three months ended September 30, 2005 and 2004 (unaudited). This discussion and analysis should be read in conjunction with the Corporation's consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three and nine months ended September 30, 2004, to be consistent with the classifications adopted as of and for the three and nine months ended September 30, 2005.

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

There is no precise method of predicting specific loan losses or amounts which ultimately may be charged off on




                                                                        18 of 43
segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and their effect on particular industries and specific borrowers; (b) a review of borrowers' financial data, together with industry data, the competitive situation, the borrowers' management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth evaluation, on a monthly basis, of all impaired loans (loans are considered to be impaired when based on current information and events, it is probable the Corporation will not be able to collect all amounts due); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.

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

FINANCIAL CONDITION AT SEPTEMBER 30, 2005 AS COMPARED TO DECEMBER 31, 2004

Total assets increased $313,131,000 or 15.9%, to $2,277,572,000 at September 30, 2005 from $1,964,441,000 at December 31, 2004. Of the increase in total assets, $176,920,000 is attributable to the acquisition of Tarpon Coast National Bank. Most of the balance sheet growth occurred in loans which increased $233,282,000 or 15.8% to $1,709,182,000 as of September 30, 2005, compared to $1,475,900,000 as of December 31, 2004. Of the increase in loans, $122,114,000 is attributable to the Tarpon Coast National Bank acquisition. The remaining growth in loans is primarily attributable to growth in real estate construction, 1-4 family residential mortgages, and non-farm nonresidential mortgages offset partially by decreases in commercial loan balances and installment loans. Real estate construction loans grew $74,815,000 or 31.8% to $310,362,000 as of September 30, 2005, compared to $235,547,000 on December 31, 2004.

The primary reason for the significant growth in the real estate construction loans category was the increase in such loans at Busey Bank Florida, under that bank's short-term residential construction lending program, instituted in March, 2003. The lending program was developed at Busey Bank Florida and was meant to capitalize on the tremendous growth in the Southwest Florida real estate market. As a result of some concern regarding the accelerated growth rate of loans made pursuant to this program, the Corporation has terminated activity under the program. However, management believes the loans provided under such program do not contain excessive risk and otherwise meet the underwriting standards of Busey Bank Florida. While management believes growth will continue in real estate construction loans as long as the real estate market remains strong, particularly in Southwest Florida, management does not expect this growth rate will be as significant as that recorded over the past eighteen months.

Total deposits increased $264,672,000, or 17.0%, to $1,823,494,000 at September 30, 2005 from $1,558,822,000 at December 31, 2004. Noninterest-bearing deposits increased 20.1% to $256,933,000 at September 30, 2005 from $213,921,000 at
December 31, 2004. Interest-bearing deposits increased 16.5% to $1,566,561,000 at September 30, 2005, from $1,344,901,000 at December 31, 2004. At acquisition, Tarpon Coast National Bank had $139,430,000 in total deposits, $47,185,000 in noninterest-bearing deposits and $92,245,000 in interest-



                                                                        19 of 43
bearing deposits. Busey Bank's deposit growth accounts for $79,851,000 and Busey Bank Florida accounts for the $56,735,000 of the remaining deposit growth.

During the first nine months of 2005, the Corporation repurchased 103,340 shares of its common stock at an aggregate cost of $2,131,000. Following the purchase of these shares the Corporation has repurchased all shares under its 2001 Stock Repurchase Plan. On February 27, 2004, First Busey's Board of Directors approved a stock repurchase plan for the repurchase of 750,000 shares of common stock. Of the shares repurchased during the first nine months of 2005, 10,889 were repurchased under the 2001 Stock Repurchase Plan, and the remaining 92,451 were repurchased under the 2004 Plan. The Corporation is purchasing shares for the treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of September 30, 2005, there were 374,325 options currently exercisable. There were an additional 346,400 stock options outstanding but not currently exercisable.

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.


                                                              September 30, 2005       December 31, 2004
                                                              ------------------       -----------------
                                                                         (Dollars in thousands)

Non-accrual loans                                                 $1,656                      $1,523
Loans 90 days past due, still accruing                               913                       2,141
Other real estate owned                                              221                       4,212
Non-performing other assets                                            1                          23
                                                                  ------                      ------
    Total non-performing assets                                   $2,791                      $7,899
                                                                  ======                      ======
Total non-performing assets as a percentage of total assets         0.12%                       0.40%
                                                                  ======                      ======
Total non-performing assets as a percentage of loans plus
    non-performing assets                                           0.16%                       0.53%
                                                                  ======                      ======


Total non-performing assets decreased $5,108,000 to $2,791,000 as of September 30, 2005, from $7,899,000 as of December 31, 2004, due to a decrease in the balances of loans 90 days past due and still accruing and a decrease in other real estate owned, which were partially offset by an increase in non-accrual loans. The balance of other real estate owned decreased $3,991,000 during the nine-month period.

In September, 2003, upon completion of foreclosure proceedings, Busey Bank became owner of a hotel property in Bloomington, Illinois. In December, 2003, ownership of this property was transferred to First Busey Resources, Inc., a nonbank subsidiary of First Busey Corporation. The Corporation sold this property in September, 2005, for $3,157,000. In September, 2004, after holding title for one year, the Corporation began to depreciate the property and its contents for book purposes. Depreciation expense of $132,000 for the nine months ended September 30, 2005, has been included in other operating expenses as were all other expenses associated with holding and maintaining properties held in other real estate owned. The carrying value of this hotel property, included in other real estate owned, was $3,115,000 when it was sold in September, 2005, and $3,247,000 as of December 31, 2004.




                                                                        20 of 43

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $11,467,000 at September 30, 2005, as compared to $3,245,000 as of December 31, 2004.

Of the increase in potential problem loans, $6,313,000 is related to two large commercial credits. $2,289,000 is related to an operating line to a commercial customer that experiences seasonal cash flow deficiencies. A plan is in place to significantly reduce the outstanding balances to this customer through the sale of real estate and collection of commercial receivables. $4,024,000 is related to a non-farm nonresidential mortgage loan due to the loss of a tenant which occupied a significant portion of the building. There are no other loans identified which management believes represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO SEPTEMBER 30, 2004

SUMMARY

Net income for the nine months ended September 30, 2005, increased 22.1% to $20,371,000 compared to $16,685,000 for the comparable nine-month period in 2004. Year-to-date diluted earnings per share increased 21.0% to $0.98 for the nine months ended September 30, 2005, compared to $0.81 for the comparable period in 2004. The Corporation's return on average assets was 1.33% for the nine months ended September 30, 2005, compared to 1.32% for the comparable period in 2004. The Corporation's return on average shareholders' equity was 18.8% for the nine months ended September 30, 2005, compared to 17.34% for the same period in 2004.



                                                                        21 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                               2005                                        2004
                                               ---------------------------------------     ---------------------------------------
                                                  Average       Income/        Yield/        Average      Income/          Yield/
                                                  Balance       Expense         Rate         Balance      Expense           Rate
                                               ---------------------------------------     ---------------------------------------
                                                                            (Dollars in thousands)
ASSETS
    Interest-bearing bank deposits             $       1,592   $      35        2.94%      $      3,466   $       17        0.66%
    Federal funds sold                                19,886   $     358        2.41%             8,491           93        1.46%
    Investment securities
        U.S. Government obligations                  211,771       4,548        2.87%           151,178        2,968        2.62%
        Obligations of states and political
            subdivisions (1)                          57,575       2,566        5.96%            48,847        2,197        6.01%
        Other securities                              48,744       1,431        3.93%            39,782        1,139        3.83%
    Loans (net of unearned interest) (1) (2)       1,567,303      75,685        6.46%         1,322,833       55,989        5.65%
                                               --------------------------                  --------------------------
    Total interest earning assets              $   1,906,871   $  84,623        5.93%      $  1,574,597   $   62,403        5.29%
                                                               ==========                                 ===========

    Cash and due from banks                           48,674                                     45,024
    Premises and equipment                            29,268                                     24,060
    Allowance for loan losses                        (20,494)                                   (17,353)
    Other assets                                      85,479                                     59,275
                                               --------------                              -------------
Total Assets                                   $   2,049,798                               $  1,685,603
                                               ==============                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits      $      39,643   $     253        0.85%      $     24,539   $      120        0.65%
    Savings deposits                                 115,680         604        0.70%           111,899          514        0.61%
    Money market deposits                            582,597       6,324        1.45%           496,296        2,712        0.73%
    Time deposits                                    678,030      16,194        3.19%           547,117       11,512        2.81%
    Short-term borrowings:
        Federal funds purchased                        9,973         181        2.43%             6,606           63        1.27%
        Repurchase agreements                         43,781         624        1.91%            21,330          182        1.14%
        Other                                          5,487         100        2.44%             8,636          107        1.66%
    Long-term debt                                   161,000       4,837        4.02%           127,157        3,803        3.99%
   Junior subordinated debt owed
      to unconsolidated trusts                        44,000       2,492        7.57%            34,000        1,936        7.61%
                                               --------------------------                  --------------------------
    Total interest-bearing liabilities         $   1,680,191   $  31,609        2.52%      $  1,377,580   $   20,949        2.03%
                                                               ==========                                 ===========

    Net interest spread                                                         3.41%                                       3.26%
                                                                         =============                               =============

    Demand deposits                                  212,268                                    170,476
    Other liabilities                                 12,483                                      9,046
    Stockholders' equity                             144,856                                    128,501
                                               --------------                              -------------

Total Liabilities and Stockholders' Equity     $   2,049,798                               $  1,685,603
                                               ==============                              =============

Interest income / earning assets (1)           $   1,906,871   $  84,623        5.93%      $  1,574,597   $   62,403        5,29%
Interest expense / earning assets              $   1,906,871   $  31,609        2.21%      $  1,574,597   $   20,949        1.77%
                                                               -----------------------                    ------------------------

Net interest margin (1)                                        $  53,014        3.72%                     $   41,454        3.52%
                                                               =======================                    ========================



(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.

(2) Non-accrual loans have been included in average loans, net of unearned interest.


                                                                        22 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                              Change due to(1)
                                                                  Average          Average           Total
                                                                   Volume        Yield/Rate         Change
                                                                 ------------------------------------------
                                                                          (Dollars in thousands)
Increase in interest income:
    Interest-bearing bank deposits                               $     (3)        $     21         $     18
    Federal funds sold                                                179               86              265
    Investment securities:
        U.S. Government obligations                                 1,280              300            1,580
        Obligations of states and political
            subdivisions (2)                                          389              (20)             369
        Other securities                                              262               30              292
    Loans (2)                                                      11,174            8,522           19,696
                                                                 ------------------------------------------

Change in interest income (2)                                    $ 13,281         $  8,939         $ 22,220
                                                                 ------------------------------------------


Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                        $     88         $     45         $    133
    Savings deposits                                                   18               72               90
    Money market deposits                                             541            3,071            3,612
    Time deposits                                                   2,993            1,689            4,682
    Short-term borrowings:
        Federal funds purchased                                        42               76              118
        Repurchase agreements                                         273              169              442
        Other                                                         (47)              40               (7)
    Long-term debt                                                  1,017               17            1,034
   Junior subordinated debt owed to unconsolidated trusts             566              (10)             556
                                                                 ------------------------------------------

Change in interest expense                                       $  5,491         $  5,169         $ 10,660
                                                                 ------------------------------------------

Increase in net interest income (2)                              $  7,790         $  3,770         $ 11,560
                                                                 ==========================================



(1) Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.


                                                                        23 of 43

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $332,274,000 or 21.1% to $1,906,871,000 for the nine months ended September 30, 2005, as compared to $1,574,597,000 for the same period last year. Average loan balances increased $244,470,000 or 18.5% to $1,567,303,000 for the nine months ended September 30, 2005, compared to $1,322,833,000 during the first nine months of 2004. This growth in average earning assets and loans outstanding is due primarily to growth in Busey Bank Florida and the acquisition of First Capital Bank in June, 2004. The acquisition of Tarpon Coast National Bank had limited impact on increase in average earning assets and associated interest income on a year-to-date basis through September 30, 2005, as Tarpon results have been included in the consolidated totals since acquisition on July 29, 2005.

Interest-bearing liabilities averaged $1,680,191,000 during the first nine months of 2005, an increase of $302,611,000 or 22.0% from the average balance of $1,377,580,000 for the comparable period in 2004. In comparing the average balance of interest-bearing liabilities for the first nine months of 2005 to the same period in 2004, First Busey experienced growth in all categories of funding sources except other short-term borrowings. Growth was particularly strong in money market deposits, time deposits, repurchase agreements, and long-term debt. Again, this growth is related primarily to the June, 2004, addition of First Capital, growth in the Florida market, and moderately by the addition of Tarpon Coast.

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

Net interest income, on a fully taxable equivalent basis, increased $11,560,000 or 27.9% to $53,014,000 for the nine months ended September 30, 2005, compared to $41,454,000 for the comparable period in 2004. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.72% for the nine months ended September 30, 2005, as compared to 3.52% for the comparable period in 2004. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.46% for the nine months ended September 30, 2005, compared to 3.29% for the comparable period in 2004.

Interest income, on a tax equivalent basis, for the nine months ended September 30, 2005, was $84,623,000, which is $22,220,000 or 35.6% higher than the
$62,403,000 earned during the comparable period in 2004. The average yield on interest-earning assets increased 64 basis points to 5.93% for the nine months ended September 30, 2005, compared to 5.29% for the comparable period in 2004. Asset growth, particularly in loans, combined with higher yields on outstanding loans fueled the increase in interest income.

Interest expense for the nine months ended September 30, 2005, was $31,609,000, which is $10,660,000 or 50.9% higher than the $20,949,000 recognized during comparable period in 2004. The increase in interest expense is related predominantly to the increase in average outstanding balances of the various funding sources, particularly in time deposits. Growth in the average balance of time deposits, again, is related to the addition of First Capital and Busey Bank Florida's growth. The average rate paid on interest-bearing liabilities increased 49 basis points to 2.52% for the nine months ended September 30, 2005, compared to 2.03% for the comparable period in 2004. The average rates paid on all categories of interest-bearing liabilities were higher during the first nine months of 2005 than in the comparable period in 2004 with the exception of junior subordinated debt owed to unconsolidated trusts.

PROVISION FOR LOAN LOSSES

The Corporation's provision for loan losses of $2,765,000 during the nine months ended September 30, 2005, an increase of $445,000 or 19.2% from the $2,320,000 recorded during the comparable period in 2004 due to loan growth, specifically the loan growth under the short-term construction loan program at Busey Bank Florida. The



                                                                        24 of 43
provision and net charge-offs for the nine-month period ended September 30, 2005, resulted in the allowance representing 1.32% of total loans and 881% of non-performing loans as of September 30, 2005, as compared to the allowance representing 1.30% of outstanding loans and 524% of non-performing loans as of December 31, 2004. Net charge-offs for the first nine months of 2005 were $570,000 compared to $1,914,000 for the comparable period in 2004. The net charge-off ratio (net charge-offs as a percentage of average loans) was 0.05% for the nine-month period ended September 30, 2005, reflecting an improvement from 0.19% for the same period in 2004. Of the net charge-offs recognized during the first nine months of 2004, $1,394,000 was related to one commercial customer. The increase in provision expense during the first nine months of 2005 is related to general growth in the portfolio combined with the increase in potential problem loans during this same period. The adequacy of the allowance for loan losses is consistent with management's consideration of the composition of the portfolio, non-performing asset and potential problem loan levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, increased $672,000 or 4.0% to $17,731,000 for the nine months ended September 30, 2005, compared to $16,659,000 for the same period in 2004. Growth in trust fees, service charges and other operating income was partially offset by lower commissions and brokerage fees.

During the first nine months of 2005 the Corporation recognized gains of $1,932,000 on the sale of $130,324,000 in mortgage loans compared to gains of $1,984,000 on the sale of $139,699,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan originations and sales volumes. Management anticipates continued sales from current production. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.

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

During the nine months ending September 30, 2005, the Corporation recognized security gains of approximately $184,000 after income taxes, representing 0.9% of net income. During the comparable period in 2004, security gains of approximately $657,000 after income taxes were recognized, representing 3.9% of net income. The Corporation owns a position in a qualified equity security with substantial appreciated value. First Busey's Board of Directors has authorized an orderly liquidation of this asset over a ten-year period.

Total other expenses increased $5,751,000 or 18.7% to $36,564,000 for the nine months ending September 30, 2005, compared to $30,813,000 for the comparable period in 2004. Salary and wages, employee benefits, occupancy and furniture and equipment expenses were higher during the first nine months of 2005 compared to the first nine months of 2004 due primarily to the acquisition of First Capital Bank in June, 2004, and Tarpon Coast National Bank in July, 2005.

Income taxes for the nine months ended September 30, 2005, increased to $9,821,000 as compared to $8,431,000 for the comparable period in 2004. As a percentage of income before taxes, the provision for income taxes decreased slightly to 32.5% for the nine months ended September 30, 2005, from 33.6% for the comparable period in 2004.


                                                                        25 of 43

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005, AS COMPARED TO SEPTEMBER 30, 2004

SUMMARY

Net income for three months ended September 30, 2005, increased $1,775,000 or 30.7% to $7,559,000 compared to $5,784,000 for the three months ended September 30, 2004. Fully diluted earnings per share increased $.08 or 28.6% to $0.36 for the three months ended September 30, 2005, compared to $0.28 for the comparable period in 2004. The Corporation's return on average assets was 1.39% for the three-month period ended September 30, 2005, compared to 1.20% for the comparable period in 2004. The return on average shareholders' equity was 19.50% for the three-month period ended September 30, 2005, compared to 17.51% for the comparable period in 2004.




                                                                        26 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                    AVERAGE BALANCE SHEETS AND INTEREST RATES
                   QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004




                                                                2005                                        2004
                                               ---------------------------------------     ---------------------------------------
                                                  Average      Income/        Yield/         Average       Income/         Yield/
                                                  Balance      Expense         Rate          Balance       Expense          Rate
                                               ---------------------------------------     ---------------------------------------
                                                                            (Dollars in thousands)
ASSETS
    Interest-bearing bank deposits             $       2,300   $      19        3.28%      $      3,058    $       7        0.91%
    Federal funds sold                                15,318         135        3.50%            17,355           65        1.49%
    Investment securities
        U.S. Government obligations                  202,985       1,542        3.01%           171,064        1,078        2.50%
        Obligations of states and political
            subdivisions (1)                          65,904         966        5.82%            52,447          774        5.85%
        Other securities                              47,798         451        3.74%            60,119          540        3.56%
    Loans (net of unearned interest) (1) (2)       1,663,366      27,746        6.62%         1,473,532       21,165        5.70%
                                               --------------------------                  --------------------------
    Total interest earning assets              $   1,997,671   $  30,859        6.13%      $  1,777,575    $  23,629        5.27%
                                                               ==========                               =============

    Cash and due from banks                           51,788                                     49,323
    Premises and equipment                            33,925                                     26,356
    Allowance for loan losses                       (21,909)                                   (18,506)
    Other assets                                      93,343                                     78,632
                                               --------------                              -------------

Total Assets                                   $   2,154,818                               $  1,913,380
                                               ==============                              =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    Interest-bearing transaction deposits      $      43,013   $      91        0.84%      $     29,637    $      66       0.885%
    Savings deposits                                 123,204         229        0.74%           112,567          194        0.68%
    Money market deposits                            611,233       2,610        1.69%           539,988        1,166        0.86%
    Time deposits                                    703,831       5,999        3.38%           645,533        4,535        2.79%
    Short-term borrowings:
        Federal funds purchased                        6,921          64        3.67%             1,734            8        1.83%
        Repurchase agreements                         43,107         251        2.31%            38,673          120        1.23%
        Other                                          1,000           9        3.57%            13,076           61        1.85%
    Long-term debt                                   172,216       1,785        4.11%           168,723        1,572        3.70%
   Junior subordinated debt owed
      to unconsolidated trusts                        50,000         933        7.40%            40,000          715        7.09%
                                               --------------------------                  --------------------------
    Total interest-bearing liabilities         $   1,754,525   $  11,971        2.71%      $  1,589,931    $   8,437        2.11%
                                                               ==========                                  ==========
    Net interest spread                                                         3.42%                                       3.16%
                                                                           ===========                                  =========
    Demand deposits                                  232,309                                    182,363
    Other liabilities                                 14,153                                     10,001
    Stockholders' equity                             153,831                                    131,085
                                               --------------                              -------------

Total Liabilities and Stockholders' Equity     $   2,154,818                               $  1,913,380
                                               ==============                              =============

Interest income / earning assets (1)           $   1,997,671   $  30,859        6.13%      $  1,777,575    $  23,629        5.27%
Interest expense / earning assets              $   1,997,671   $  11,971        2.38%      $  1,777,575    $   8,437        1.88%
                                                               -----------------------                     ----------------------

Net interest margin (1)                                        $  18,888        3.75%                      $  15,192        3.39%
                                                               =======================                     ======================



(1) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.

(2) Non-accrual loans have been included in average loans, net of unearned interest.




                                                                        27 of 43

                    FIRST BUSEY CORPORATION AND SUBSIDIARIES
                         CHANGES IN NET INTEREST INCOME
                   QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                             Change due to(1)
                                                                  Average        Average          Total
                                                                  Volume       Yield/Rate         Change
                                                                 ---------------------------------------
                                                                           (Dollars in thousands)
Increase (decrease) in interest income:
    Interest-bearing deposits                                    $    (1)        $    13         $    12
    Federal funds sold                                                (7)             77              70
    Investment securities:
        U.S. Government obligations                                  221             243             464
        Obligations of states and political
            subdivisions (2)                                         197              (5)            192
        Other securities                                            (115)             26             (89)
    Loans (2)                                                      2,921           3,660           6,581
                                                                 ---------------------------------------

Change in interest income (2)                                    $ 3,216         $ 4,014         $ 7,230
                                                                 ---------------------------------------

Increase (decrease) in interest expense:
    Interest-bearing transaction deposits                        $    28         $    (3)        $    25
    Savings deposits                                                  19              16              35
    Money market deposits                                            172           1,272           1,444
    Time deposits                                                    437           1,027           1,464
    Short-term borrowings:
        Federal funds purchased                                       40              16              56
        Repurchase agreements                                         16             115             131
        Other                                                        (84)             32             (52)
    Long-term debt                                                    33             180             213
   Junior subordinated debt owed to unconsolidated trusts            185              33             218
                                                                 ---------------------------------------

Change in interest expense                                       $   846         $ 2,688         $ 3,534
                                                                 ---------------------------------------

Increase in net interest income (2)                              $ 2,370         $ 1,326         $ 3,696
                                                                 =======================================



(1)  Changes due to both rate and volume have been allocated proportionally.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2005 and 2004.



                                                                        28 of 43

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $220,096,000 or 12.4% to $1,997,671,000 for the three months ended September 30, 2005, compared to $1,777,575,000 for the comparable period last year. The average balance of loans outstanding, in particular, increased $189,834,000 or 12.9% to $1,663,366,000 for the third quarter of 2005 compared to $1,473,532,000 during the comparable period in 2004. The averages of Tarpon Coast National Bank balance sheet items were included in the calculation of the Corporation's consolidated average balances from acquisition date, so were not included for the entire quarter, yet the addition of Tarpon Coast National Bank contributed $90,962,000 to the growth in average assets and $79,533,000 in average outstanding loans during the third quarter of 2005 as compared to the third quarter of 2004. Of the remaining growth in average earning assets and average outstanding loans is attributable to growth at Busey Bank Florida which experienced increases of $92,845,000 in average earning assets and $91,493,000 in average outstanding loans.

Interest-bearing liabilities averaged $1,754,525,000 during the three months ended September 30, 2005, an increase of $164,594,000 or 10.4% from the average balance of $1,589,931,000 for the comparable period in 2004. Of this growth in average interest-bearing liabilities, the addition of Tarpon Coast National Bank contributed $62,209,000. Most of the remaining growth in funding sources is related to funding requirements for the continued growth in Busey Bank Florida as well as funding associated with the acquisition of Tarpon Coast.

Net interest income on a fully taxable equivalent basis, increased $3,696,000 or 24.3% to $18,888,000 for the three months ended September 30, 2005, compared to $15,192,000 for the comparable period in 2004. Net interest margin, the Corporation's net interest income, expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.75% for the three months ended September 30, 2005, compared to 3.39% for the comparable period in 2004. Net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.48% for the three months ended September 30, 2005, compared to 3.15% for the comparable period in 2004.

Interest income, on a tax equivalent basis, for the three months ended September 30, 2005, was $30,859,000, which is $7,230,000 or 30.6% higher than the
$23,629,000 earned during the comparable period in 2004. The average yield on interest-earning assets increased 86 basis points to 6.13% for the three months ended September 30, 2005, compared to 5.27% for the three months ended September 30, 2004. The increase in yields is due primarily to growth in the average balance of outstanding loans relative to other interest-earning assets combined with an increase in the yield on outstanding loans.

Interest expense for the three months ended September 30, 2005, was $11,971,000, which is $3,534,000 or 41.9% higher than the $8,437,000 during the comparable period in 2004. The average rate paid on interest-bearing liabilities increased 60 basis points to 2.71% for the three months ended September 30, 2005, compared to 2.11% during the comparable period in 2004. Growth in the average balance of interest-bearing deposit sources and debt financing combined with increases in the average rates paid on most categories of interest-bearing liabilities, particularly in money market and time deposits, contributed to this higher cost of funds.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security transactions, increased $605,000 or 10.8% to $6,224,000 for the three months ended September 30, 2005, compared to $5,619,000 for the comparable period in 2004. Growth in trust and brokerage fees, fee income, gains on the sales of loans, and other operating income account for most of this growth. Gains of $920,000 were recognized on the sale of $63,158,000 of mortgage loans during the three months ending September 30, 2005, compared to gains of $703,000 on the sale of $48,988,000 in mortgage loans during the prior year period.

During the three-month period ending September 30, 2005, the Corporation recognized net security losses of approximately $64,000, after income taxes, representing -0.8% of net income. During the comparable period in 2004, net security gains of approximately $242,000, after income taxes, were recognized, representing 4.2% of


                                                                        29 of 43
net income. The Corporation recognized the losses during the third quarter of 2005 in order to reposition the investment portfolio for better performance under the current interest-rate environment and to restructure maturities of certain securities to better meet the liquidity needs of the organization.

Total other expenses increased $2,013,000 or 181% to $13,163,000 for the three months ending September 30, 2005, compared to $11,150,000 for the comparable period in 2004. Salaries and wage expense increased $833,000 or 15.9% to $6,062,000 for the three months ended September 30, 2005, as compared to $5,229,000 during the comparable period last year due to the addition of Tarpon Coast National Bank combined with Busey Bank Florida expansion.

Income taxes for the three-month period ending September 30, 2005, increased to $3,220,000 compared to $2,691,000 for the comparable period in 2004. As a percentage of income before taxes, the provision for income taxes decreased slightly to 30.0% for the three months ended September 30, 2005, from 31.7% for the comparable period in 2004.

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

The Corporation's primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, deposits, and capital funds. Additional liquidity is provided by bank lines of credit, repurchase agreements, brokered deposits, and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of September 30, 2005. Long-term liquidity needs will be satisfied primarily through retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation's ability to securitize or package loans (primarily mortgage loans) for sale. During the first nine months of 2005 the Corporation originated $133,714,000 and sold $130,324,000 in mortgage loans for sale compared to originations of $116,948,000 and sales of $139,699,000 during the first nine months of 2004. As of September 30, 2005, the Corporation held $12,964,000 in loans held for sale. Management intends to sell these loans during the fourth quarter of 2005.

The Corporation recently completed the acquisition of First Capital Bankshares, Inc. of Peoria, Illinois (June, 2004) and of Tarpon Coast Bancorp, Inc. of Port Charlotte, Florida (July, 2005). The First Capital acquisition consisted of all cash consideration, and the Tarpon Coast acquisition consideration was a stock/cash transaction. Cash requirements for each acquisition ($42,070,000 for the First Capital acquisition and $19,103,000 for the Tarpon acquisition) were satisfied through both the issuance of long-term subordinated debt within a privately-placed trust preferred securities structure and commercial borrowings. An aggregate of $25,000,000 of trust preferred securities were issued by the Corporation's two trust subsidiaries formed for such issuances with the balance borrowed in the form of a long-term note payable. The note payable requires annual principal reductions of $4,000,000 beginning in January, 2007, and matures in June, 2011. The Corporation will review various alternatives for refinancing the debt associated with both of these transactions on a longer-term basis and intends to determine its course of action during the first quarter of 2006.

The objective of liquidity management by the Corporation is to ensure that funds will be available to meet


                                                                        30 of 43
demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations. The Corporation achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The Corporation's banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of September 30, 2005, the Corporation had outstanding loan commitments including lines of credit of $508,211,000 compared to $413,679,000 as of December 31, 2004. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

The following table summarizes significant contractual obligations and other commitments as of September 30, 2005:


                               Securities
                               Sold under
                              Agreements to                 Junior
                             Repurchase and              Subordinated
                               Short- and                Debt Owed to
               Certificates    Long-term                Unconsolidated
Due Within      of Deposit     Borrowings      Leases       Trusts        Total
----------------------------------------------------------------------------------
                           (Dollars in thousands)
1 year          $   455,396   $     77,343   $     977   $         -   $   533,716
2 years             155,220         26,223         902             -       182,345
3 years              62,329         42,373         747             -       105,449
4 years              37,673         17,373         318             -        55,364
5 years              21,712         15,872         116             -        37,700
Thereafter              588         44,542         181        50,000        95,311
               -------------------------------------------------------------------
Total           $   732,918   $    223,726   $   3,241   $    50,000   $ 1,009,885
               ===================================================================

Commitments to extend credit                                           $   508,211
                                                                       ===========


Net cash flows provided by operating activities totaled $21,776,000 during the nine months ended September 30, 2005, compared to $43,532,000 during the prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of loans held for sale. Operating cash flow decreased during the first nine months of 2005 compared to the same period in 2004 due primarily to higher mortgage loan production. During the first nine months of 2005 the Corporation originated $133,714,000 in loans held for sale and generated $132,256,000 from the sale of held-for-sale loans resulting in net cash used in loan originations and sale of $1,458,000. During the comparable period in 2004, the Corporation originated $116,948,000 in held-for-sale loans and generated $141,683,000 from the sale of held-for-sale loans leading to net cash provided by loan originations and sale of $24,735,000.

Net cash used in investing activities was $139,598,000 for the nine months ended September 30, 2005, compared to $260,056,000 for the comparable period in 2004. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation's investment portfolio, loans held in the Corporation's portfolio, and subsidiary or business unit acquisition activities. During the nine months ended


                                                                        31 of 43

September 30, 2005, proceeds from the sales and maturities of securities classified as available for sale totaled $125,478,000, and the Corporation purchased $87,515,000 in securities resulting in net cash generated by securities activity of $37,963,000. In the comparable period of 2004 proceeds from the sales and maturities of securities classified as available for sale totaled $99,673,000, and the Corporation purchased $122,570,000 in securities resulting in net cash used by securities activity of $22,897,000. The Corporation's loan portfolio increased $115,138,000 during the first nine months of 2005, compared to an increase of $148,932,000 in the comparable period of 2004. In July, 2005, the Corporation purchased the outstanding shares of Tarpon Coast Bancorp resulting in the net use of $12,364,000. In June, 2004, the Corporation purchased the outstanding shares of First Capital Bankshares resulting in the net use of $35,990,000.

Net cash provided by financing activities was $129,657,000 during the first nine months of 2005 compared to $226,044,000 for the comparable period in 2004. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt, and proceeds from the issuance of junior subordinated debt owed to unconsolidated trusts. Deposits, which are the Corporation's primary funding source, grew $125,242,000 during the first nine months of 2005, down compared to the net increase of $154,967,000 during the comparable period in 2004 The Corporation has increased its use of short-term and long-term advances from the Federal Home Loan Banks of Chicago and Atlanta to partially fund loan growth. The Corporation issued $10,000,000 in June, 2005, and $15,000,000 in April, 2004, in long-term subordinated debt. Proceeds from these issuances were used to partially fund the acquisitions of Tarpon Coast National Bank in July, 2005, and First Capital Bank in June, 2004. The Corporation also issued other long-term debt to fund the remainder of the purchase prices in these acquisitions. These issues represent a significant portion of the net cash provided by financing activities for the first nine months of 2005 and 2004.








                                                                        32 of 43

CAPITAL RESOURCES

Other than from the issuance of common stock, the Corporation's primary source of capital is retained net income. During the nine months ended September 30, 2005, the Corporation earned $20,371,000 and paid dividends of $8,580,000 to stockholders, resulting in retention of current earnings of $11,791,000. The Corporation's dividend payout for the nine months ended September 30, 2005 was 42.1%.

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

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                    For Capital           Prompt Corrective
                                    Actual                       Adequacy Purposes        Action Provisions
                                -------------------------------------------------------------------------------
                                    Amount         Ratio       Amount          Ratio     Amount         Ratio
                                -------------------------------------------------------------------------------
                                                          (Dollars in thousands)

AS OF SEPTEMBER 30, 2005:

TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS)
   Consolidated                   $   173,802      10.34%   $   134,442        8.00%           N/A         N/A
   Busey Bank                     $   155,542      11.41%   $   109,024        8.00%   $   136,280      10.00%
   Busey Bank Florida             $    24,212      12.79%   $    15,140        8.00%   $    18,925      10.00%
   Tarpon Coast Nat'l Bank        $    13,119       9.86%   $    10,645        8.00%   $    13,306      10.00%

TIER I CAPITAL (TO RISK-WEIGHTED ASSETS)
   Consolidated                   $   146,803       8.74%   $    67,221        4.00%   $       N/A         N/A
   Busey Bank                     $   133,342       9.78%   $    54,512        4.00%   $    81,768       6.00%
   Busey Bank Florida             $    21,834      11.54%   $     7,570        4.00%   $    11,355       6.00%
   Tarpon Coast Nat'l Bank        $    11,911        8.95   $     5,323        4.00%   $     7,984       6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
   Consolidated                   $   146,803       7.05%   $    83,240        4.00%           N/A         N/A
   Busey Bank                     $   133,342       7.65%   $    76,285        4.00%   $    95,356       5.00%
   Busey Bank Florida             $    21,834       9.10%   $    10,476        4.00%   $    13,094       5.00%
   Tarpon Coast Nat'l Bank        $    11,911       8.30%   $     7,068        4.00%   $     8,835       5.00%





                                                                        33 of 43

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




                                                                        34 of 43

The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 2005:

                                                                         Rate Sensitive Within
                                        --------------------------------------------------------------------------------------------
                                           1-30           31-90            91-180        181 Days -           Over
                                           Days            Days             Days           1 Year           1 Year          Total
                                        --------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Interest-bearing deposits               $      432      $        -       $        -      $        -       $        -      $      432
Federal funds sold                          56,541               -                -               -                -          56,541
Investment securities
    U.S. Governments                        12,685          46,305           17,960          43,832           90,356         211,138
    Obligations of states and
        political subdivisions               1,304           6,723            3,004           2,548           61,151          74,730
    Other securities                        14,094             843              929           2,684           29,015          47,565
Loans (net of unearned int.)               696,631         103,881          119,424         163,477          625,769       1,709,182
                                        --------------------------------------------------------------------------------------------
    Total rate-sensitive assets         $  781,687      $  157,752       $  141,317      $  212,541       $  806,291      $2,099,588
                                        --------------------------------------------------------------------------------------------

Interest bearing transaction
    deposits                            $   43,895      $        -       $        -      $        -       $        -      $   43,895
Savings deposits                           128,806               -                -               -                -         128,806
Money market deposits                      660,942               -                -               -                -         660,942
Time deposits                               67,521          79,393          125,563         185,276          275,165         732,918
Short-term borrowings:
    Repurchase agreements                   48,025               -                -               -                -          48,025
    Other                                        -               -            1,000               -                -           1,000
Long-term debt                               2,720           3,500           53,456          13,500          102,325         175,501
Junior subordinated debt owed
    to unconsolidated trusts                     -          25,000                -               -           25,000          50,000
                                        --------------------------------------------------------------------------------------------
    Total rate-sensitive liabilities    $  951,909      $  107,893       $  180,019      $  198,776       $  402,490      $1,841,087
    Rate-sensitive assets less
        rate-sensitive liabilities      $ (170,222)     $   49,859       $  (38,702)     $   13,765       $  403,801      $  258,501
                                        --------------------------------------------------------------------------------------------

    Cumulative Gap                      $ (170,222)     $ (120,363)      $ (159,065)     $ (145,300)      $  258,501
                                        ============================================================================
    Cumulative amounts as a
       percentage of total
       rate-sensitive assets                 -8.11%          -5.73%           -7.58%          -6.92%           12.31%
                                        ============================================================================
    Cumulative ratio                          0.82            0.89             0.87            0.90             1.14
                                        ============================================================================


The funds management policy of First Busey Corporation require the banks to maintain a cumulative rate-sensitivity ratio of .75 - 1.25 in the 90-day, 180-day, and 1-year time periods. As of September 30, 2005, the Banks and the Corporation, on a consolidated basis, are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $170 million in the 1-30 day repricing period as there were more liabilities subject to repricing during that time period than there were assets subject to repricing within that same time period. On a cumulative basis, the gap remains liability sensitive through one year. The composition of the gap structure at September 30, 2005, indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

The Corporation's asset-liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +200 basis points. Management



                                                                        35 of 43
measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability balances remain constant at September 30, 2005, balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at September 30, 2005, and December 31, 2004 was as follows:


                                                 Basis Point Changes
                                          ---------------------------------
                                            -100         +100         +200
                                          ---------------------------------

      September 30, 2005                   (2.50%)       1.14%       2.21%
      December 31, 2004                    (5.57%)       3.05%       6.06%





                                                                        36 of 43

                         ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2005. The Corporation's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of September 30, 2005, are effective in timely alerting them to material information relating to First Busey Corporation, including its consolidated subsidiaries, required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2005, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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



                                                                        37 of 43

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings
         Not Applicable

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

                                                                          Total         Maximum
                                                                        Number of      Number of
                                                                         Shares          Shares
                                                                        Purchased       that May
                                                                       as Part of        Yet Be
                                     Total                              Publicly       Purchased
                                   Number of          Average          Announced       Under the
                                     Shares       Price Paid per        Plans or        Plans or
                                   Purchased          Share             Programs      Programs 1,2
-----------------------------------------------------------------------------------------------------
January 1 - 31, 2005                 25,000        $     20.93           25,000         735,889
February 1 - 28, 2005                20,000              20.81           20,000         715,889
March 1 - 31, 2005                   40,000              20.75           40,000         675,889
April 1 - 30, 2005                   15,000              19.75           15,000         660,889
May 1 - 31, 2005                          -                  -                -         660,889
June 1 - 30, 2005                         -                  -                -         660,889
July 1 - 31, 2005                     3,340              19.76            3,340         657,549
August 1 - 31, 2005                       -                  -                -         657,549
September 1 - 30, 2005                    -                  -                -         657,549
                                   --------------------------------------------
Total                               103,340        $     20.63          103,340


1 First Busey Corporation's board of directors approved a stock purchase plan on March 20, 2001, for the repurchase of up to 750,000 shares of common stock. The Corporation has repurchased all shares under the 2001 repurchase plan. First Busey Corporation's board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Corporation's 2004 repurchase plan has no expiration date.

2 Share and per share amounts have been retroactively adjusted to effect a three-for-two common stock split declared on July 23, 2004, as if it had occurred on January 1, 2004.

ITEM 3:  Defaults Upon Senior Securities
         Not Applicable

ITEM 4:  Submission of Matters to a Vote of Security Holders
         Not Applicable

ITEM 5:  Other Information
         Not Applicable



                                                                        38 of 43

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

                             FIRST BUSEY CORPORATION
                                  (REGISTRANT)


                                   By: /s/ Douglas C. Mills
                                       -----------------------------------------
                                       Douglas C. Mills
                                       Chairman of the Board and Chief Executive
                                       Officer


                                   By: /s/ Barbara J. Harrington
                                       -----------------------------------------
                                       Barbara J. Harrington
                                       Chief Financial Officer
                                       (Principal financial and accounting
                                       officer)



Date: November 9, 2005



                                                                        39 of 43