Form 10-K
period 2005-12-31
FIRST BUSEY CORP /NV/
filed 2006-03-16
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-15950
FIRST BUSEY CORPORATION
(Exact name of registrant as specified in its Charter)

Nevada	37-1078406
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)
201 West Main Street
Urbana, IL 61801
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (217) 365-4513
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐           No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐           No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑           No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act.).
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐            No ☑
The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates on June 30, 2005 was $270,217,161, determined using a per share closing price on that date of $19.31, as quoted on The Nasdaq Stock Market.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006
Common Stock, $.001 par value	21,495,582
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated March 15, 2006, for First Busey Corporation’s Annual Meeting of Stockholders to be held April 25, 2006, (the “2006 Proxy Statement”) are incorporated by reference into Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION
Form 10-K Annual Report

Part I
Item 1. Business
Introduction
First Busey Corporation (“First Busey” or the “Corporation”), a Nevada Corporation, is a $2.263 billion financial holding company which was initially organized as a bank holding company in 1980. First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 32 locations. First Busey is headquartered in Urbana, Illinois and its common stock is traded on The Nasdaq Stock Market under the symbol “BUSE.”
Banking And Non-Banking Subsidiaries
First Busey currently has two wholly-owned banking subsidiaries located in three states, Busey Bank and Busey Bank , National Association (the “Banks”).
Busey Bank, a state-chartered bank organized in 1868, is a full-service commercial bank offering a wide variety of services to individual, business, institutional and governmental customers, including retail products and services. Busey Bank has 25 locations in Illinois and one in Indianapolis, Indiana.
First Busey acquired Eagle BancGroup, Inc., parent of First Federal Savings & Loan Association (“First Federal”), in October, 1999. First Federal, located in Bloomington, Illinois, was established in 1919 as a federally chartered capital stock savings association. In June, 2000, First Federal changed its name to Busey Bank fsb. At the same time, four of Busey Bank’s branches, located in LeRoy and Bloomington, Illinois, were transferred to Busey Bank fsb. In October, 2000, Busey Bank fsb opened an additional branch in Fort Myers, Florida. In November, 2001, Busey Bank fsb transferred its charter to Florida, and changed its name to Busey Bank Florida. Simultaneously, the Illinois assets of Busey Bank fsb were merged into Busey Bank.
First Busey acquired First Capital Bankshares, Inc., parent of First Capital Bank on June 1, 2004. First Capital Bank merged into Busey Bank, bringing all Illinois banking operations under one bank charter.
On July 29, 2005, First Busey acquired Tarpon Coast Bancorp, Inc., parent of Tarpon Coast National Bank and its subsidiary Tarpon Coast Financial Services. At the close of business on February 17, 2006, Busey Bank Florida merged into Tarpon Coast National Bank, and the surviving bank’s name changed to Busey Bank, National Association (Busey Bank, N.A.) consolidating all Florida banking activities under one charter. Busey Bank, N.A. is a federally-chartered bank based in Port Charlotte, Florida. The bank has one other branch location in Charlotte, County Florida, two branches in Sarasota County, Florida, and three branches in Lee County, Florida. The bank will continue to operate under the name, Tarpon Coast National Bank, in its Charlotte County and Sarasota County locations. All other Florida locations began operating under the new name on February 18, 2006.
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
Busey Investment Group, Inc., a wholly owned non-banking subsidiary, is located in Champaign, Illinois. Busey Investment Group is the parent company of: (1) First Busey Trust & Investment Co., which provides a full range of trust and investment management services, including estate and financial planning, tax preparation, custody services and philanthropic advisory services; (2) First Busey Securities, Inc., which is a full-service broker/dealer and provides individual investment advice; and (3) Busey Insurance Services, Inc., which offers a variety of insurance products. Busey Capital Management is a wholly-owned subsidiary of First Busey Trust & Investment Co.
First Busey Resources, Inc., a wholly owned non-banking subsidiary, located in Urbana, Illinois, owns and manages one real estate property which is not currently used in banking activities.

First Busey Capital Trust I (“Capital Trust I”), a statutory business trust organized under the Delaware Business Trust Act, was formed in June, 2001. First Busey owns all of the Common Securities of Capital Trust I.
First Busey Statutory Trust II, a statutory business trust, was organized in the state of Connecticut in April, 2004. First Busey owns all of the common securities of First Busey Statutory Trust II.
First Busey Statutory Trust III, a statutory business trust was organized in the state of Delaware in June, 2005. First Busey owns all of the common securities of First Busey Statutory Trust III.
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
Based on information obtained from FDIC/OTS Summary of Deposits dated June, 2005, First Busey ranked first in total deposits in Champaign County, second in Ford County, fourth in McLean County, and seventh in Peoria County. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.
Supervision, Regulation and Other Factors
General
First Busey is a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHCA”) and by the Illinois Bank Holding Company Act (“IBHCA”). Busey Bank, a state-chartered bank is subject to regulation and examination primarily by the State of Illinois Office of Banks and Real Estate (“SIOBRE”) and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”). Busey Bank Florida is a federally chartered capital stock savings association and is subject to regulation and examination primarily by the Office of Thrift Supervision (“OTS”) and, secondarily, by the FDIC. Tarpon Coast National Bank is a federally chartered bank and is subject to regulation and examination primarily by the Office of the Controller of the Currency (“OCC”) and secondarily by the FDIC. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve, SIOBRE, FDIC, OCC, and OTS govern almost all aspects of the operations of the Banks. Various federal and state bodies regulate and supervise First Busey’s non-banking subsidiaries including its brokerage, investment advisory and insurance agency operations. These include, but are not limited to, SIOBRE, Federal Reserve, Securities and Exchange Commission, National Association of Securities Dealers, Inc., Illinois Department of Insurance, federal and state banking regulators and various state regulators of insurance and brokerage activities.
Under the Gramm-Leach-Bliley Act (the “Act”), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is: (1) financial in nature; (2) incidental to any such financial activity; or (3) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. This Act makes significant changes in U.S. banking law, principally by repealing certain restrictive provisions of the 1933 Glass-Steagall Act. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under Section 4(c)(8) of the BHCA. The Act does not authorize banks or their affiliates to engage in commercial activities that are not financial in nature. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.
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
The primary sources of funds for First Busey’s payment of dividends to its shareholders are dividends and fees to First Busey from its banking and nonbanking affiliates. Various federal and state statutory provisions and regulations limit the amount of dividends the subsidiary banks of First Busey may pay. Under provisions of the Illinois Banking Act (“IBA”), dividends may not be declared by banking subsidiaries except out of the bank’s net profit (as defined), and unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital.
Federal and state banking regulations applicable to First Busey and its banking subsidiaries require minimum levels of capital, which limit the amounts available for payment of dividends.
Capital Requirements
First Busey is required to comply with the capital adequacy standards established by the Federal Reserve, and its banking subsidiaries must comply with similar capital adequacy standards established by the OTS, OCC, FDIC, and SIOBRE, as applicable. There are two basic measures of capital adequacy for financial holding companies and their banking subsidiaries that have been promulgated by the Federal Reserve and the FDIC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance.
Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.”
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

Pursuant to FDICIA, the Federal Reserve, the FDIC, and the OTS have adopted regulations setting forth a five-tier scheme for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%); (ii) adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of a least 4%); (iii) undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%); (iv) significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and (v) critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets). The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. First Busey’s management believes that First Busey and its significant bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations.
FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
Employees
As of December 31, 2005, First Busey and its subsidiaries had a total of 608 employees (full-time and equivalents).
Executive Officers
Following is a description of the business experience for at least the past five years of the executive officers of the Corporation.
Douglas C. Mills. Mr. Mills, age 65, has served as Chairman of the Board and Chief Executive Officer of First Busey Corporation since its incorporation. He has been associated with Busey Bank since 1971 when he assumed the position of Chairman of the Board. Mr. Mills’ son is David D. Mills, President of Busey Bank.
Barbara J. Kuhl. Mrs. Kuhl, age 55, has served as President and Chief Operating Officer of First Busey Corporation since November, 2000. Previously, Mrs. Kuhl served in various management capacities since joining Busey Bank in 1974. Mrs. Kuhl is married to P. David Kuhl, Chairman of the Board and Chief Executive Officer of Busey Bank.
P. David Kuhl. Mr. Kuhl, age 56, has served as Chairman of the Board and Chief Executive Officer of Busey Bank since January, 2003. Previously, Mr. Kuhl served as President and Chief Executive Officer of Busey Bank from June, 1991. Prior to that, Mr. Kuhl served in various management capacities since joining Busey Bank in 1979. Mr.

Kuhl has served on the Board of Directors of Busey Bank since 1991. Mr. Kuhl is married to Barbara J. Kuhl, President and Chief Operating Officer of First Busey Corporation.
David D. Mills. Mr. Mills, age 35, has served as President and Chief Operating Officer of Busey Bank since January, 2003. Previously, he served as Vice President of First Busey Corporation from December, 2001 to January, 2003. Mr. Mills began his career with Busey Bank in December, 1998, as a Commercial Lending Officer. Mr. Mills’ father is Douglas C. Mills, Chairman of the Board of First Busey Corporation.
Edwin A. Scharlau II. Mr. Scharlau, age 61, has served as chairman of the Board of Busey Investment Group, Inc. since January, 2001, and First Busey Securities, Inc. since June, 1994. Mr. Scharlau has also served as Vice-Chairman of the Board of First Busey Corporation since January, 2003. Mr. Scharlau served as Chairman of the Board of Busey Bank from June, 1991, to January, 2003. Mr. Scharlau has been associated with Busey Bank since 1964.
Barbara J. Harrington. Mrs. Harrington, age 46, has served as Chief Financial Officer of First Busey Corporation since March, 1999. She served as Controller and Senior Vice President of Busey Bank from December, 1994 to March, 1999. Mrs. Harrington has served in various financial and accounting positions since joining the organization in December, 1991.
Business Combination
On July 29, 2005, First Busey Corporation acquired all the outstanding common stock of Tarpon Coast Bancorp, Inc. and its subsidiary Tarpon Coast National Bank a $177 million bank headquartered in Port Charlotte, Florida. This acquisition expanded the Corporation’s banking presence in southwest Florida into Charlotte County. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of approximately $35.9 million was allocated based upon the fair value of the assets acquired. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangibles of $2.371 million are being amortized over periods ranging from three to ten years.
On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239 million bank headquartered in Peoria, Illinois. This acquisition expanded the Corporation’s banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of approximately $42.1 million was allocated based upon the fair value of the assets required. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangibles of $2.383 million are being amortized over periods ranging from three to ten years.
Pro forma unaudited operating results for 2005 and 2004, giving effect to the Tarpon Coast Bancorp and First Capital Bankshares acquisitions as if they had occurred as of January 1, 2004, are included in Note 2 to the Corporation’s consolidated financial statements.
Securities and Exchange Commission Reporting and Other Information
First Busey’s web site address is www.busey.com. The Corporation makes available on this web site its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on form 8-K, and amendments thereto, as reasonably practicable after such reports are filed with the Securities and Exchange Commission, and in any event, on the same day as such filing with the Securities and Exchange Commission. Reference to this web site does not constitute incorporation by reference of the information contained on the web site and should not be considered part of this document.
First Busey Corporation has adopted a code of ethics applicable to our employees, officers, and directors. The text of this code of ethics may be found under “Investor Relations” on the Corporation’s website.

Item 1A. Risk Factors
This section highlights the risks management believes could adversely affect First Busey’s financial performance. Additional possible risks that could affect the Corporation adversely and cannot be predicted, may arise at any time. Other risks that are immaterial at this time may also have an adverse affect on the Corporation’s future financial condition.
A down turn in the economy could have an adverse affect on the Corporation.
The strength of the U.S. economy and the local economies in which we operate may be different than expected. Our business and earnings are directly affected by general business and economic conditions in the U.S. and, in particular, economic conditions in Central Illinois and Southwest Florida. These conditions include legislative and regulatory changes, short-term and long-term interest rates, inflation, and changes in government monetary and fiscal policies, all of which are beyond our control. A down turn in economic condition could result in a decrease in products and services demand, an increase in loan delinquencies, and increases in problem assets and foreclosures. Real estate pledged as collateral for loans made by us may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. These factors could lead to reduced interest income and an increase in the provision for loan losses.
Government regulation can result in limitations on our operations.
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customer rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. The laws and regulations applicable to the banking industry could change at any time, and cannot predict the effect of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.
We must effectively manage our credit risk
There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of loans within specific industries and geographic location, and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external auditors. However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.
Our allowance for loan losses must be managed to provide sufficient reserves to absorb potential losses in our loan portfolio.
We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb probably loan losses based on a continual analysis of our portfolio and market environment. The amount of loan losses is susceptible to changes in economic, operating, and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of our reserves may adversely affect our business, financial condition, and results of operations.

A significant portion of the loans in the Corporation’s portfolio is secured by real estate.
A large percentage of the Corporation’s loans are collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. An adverse change in the economy affecting real estate values generally and in Central Illinois or Southwest Florida specifically could significantly impair the value of property pledged as collateral on loans and affect the Corporation’s ability to sell the collateral upon foreclosure. Collateral may have to be sold for less than the outstanding balance of the loan which could result in loss. The Corporation’s profitability could be negatively impacted by an adverse change in the real estate market.
Construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate, and we may be exposed to more losses on these projects than on other loans.
Construction, land acquisition, and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs and market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time. We have attempted to address these risks through our underwriting procedures, compliance with applicable regulations, and by limiting the amount of construction development lending.
Changes in interest rates could have an adverse affect on the Corporation’s income.
First Busey’s earnings and profitability depend significantly on its net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. In the event that interest paid on deposits and borrowings increases faster than the interest earned on loans and investments, there may be a negative impact on the Corporation’s net interest income. Changes in interest rates could also adversely affect the income of certain components of the Corporation’s noninterest income, as well as the Corporation’s cost to borrow funds. An increase in interest rates may also affect the customer’s ability to pay, which could in turn increase loan losses. In addition, higher interest rates could also increase the Corporation’s cost to borrow funds. The Corporation is unable to predict or control fluctuations in market interest rates which are affected by the economy.
The Corporation relies heavily on information systems to service customers.
An interruption in or breach in security of the Corporation’s information systems may result in a loss of customer business and reduced earnings. The Corporation fully utilizes and relies heavily on communications and information systems in every aspect of our business. Any failure of these systems could result in disruptions in the Corporation’s customer service management, management information, deposit, loan, or other systems. While the Corporation has procedures in place to prevent or limit the effects of a failure, interruption, or security breach of its information systems, there can be no guarantee that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have an adverse effect on the Corporation’s financial condition and results of operation.
Ability to attract and retain management and key personnel may affect future growth and earnings.
Much of the Corporation’s success to date has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, lending and retail banking officers, and administrative staff of our subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional staff with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, and results of operation.
Weather may adversely impact the Corporation.
Central Illinois is a highly agricultural area and therefore the economy can be greatly affected by weather conditions. Favorable weather conditions increase the agriculture productivity and boost the economy while unfavorable weather conditions may decrease productivity adversely affecting the local economy. First Busey conducts a significant portion of its business in Central Illinois. As stated above an adverse affect on the economy of Central Illinois could negatively affect the Corporation’s profitability.
The Southwest coast of Florida is at risk of hurricanes each year which may cause damage to the Corporation’s assets. Hurricane damage could adversely affect the Corporation’s financial condition in a number of ways. Damage caused to a branch location could result in temporary closure and inconvenience to customers which could result in loss of customers and business. A hurricane could also affect the local economy and impact customers’ ability to meet loan repayment terms and adversely affect the Corporation’s financial condition. Hurricane damage could significantly reduce value of collateral pledged as security against loans made by the Corporation.
Growth and its impact on the infrastructure of the Corporation.
First Busey’s continued pace of growth may require it to raise additional capital in the future. The Corporation is required by federal and state regulations to maintain adequate levels of capital to support operations. As operations grow, the amount of capital required will increase. The Corporation may also be required to raise capital to support future acquisitions. The Corporation’s ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on the Corporation’s financial performance. If additional capital cannot be raised when needed, the Corporation could be subject to restricted growth which could negatively impact expansion through future acquisitions.
First Busey has grown by strategically acquiring other banks and branch locations. The Corporation plans to continue to pursue acquisitions in order to further supplement growth. Acquisitions commonly involve potential risks such as exposure to unknown or contingent liabilities of the acquired bank, exposure to asset quality issues of the acquired bank, a potential diversion of management’s time and attention, and a short-term decrease in profitability which could negatively impact stock prices. The integration could result in the loss of key employees and customers of the acquired bank, and a possible disruption of business. The impact of these factors may keep the Corporation from realizing all of the anticipated benefits of the acquisition.
Item 1B. Unresolved Staff Comments
None. The Corporation has not received written comments from the Commission during the 180 days preceding the end of the fiscal year to which this annual report pertains.

Item 2. Properties
The location and general character of the materially important physical properties of First Busey and its subsidiaries are as follows: First Busey, where corporate management and administration operate, is headquartered at 201 West Main Street, Urbana, Illinois. Busey Bank has properties located at 201 West Main Street, Urbana, Illinois, 909 West Kirby Avenue, Champaign, Illinois, 301 Fairway Drive, Bloomington, Illinois, and 6699 Sheridan Road, Peoria, Illinois. These facilities offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits, making individual, consumer, installment, first mortgage and second mortgage loans. Busey Bank N.A., located at 1490 Tamiami Trail, Port Charlotte, Florida, offers services similar to those offered by Busey Bank. Busey Investment Group, Inc., located at 502 West Windsor Road, Champaign, Illinois, through its subsidiaries, provides a full range of trust and investment management services, execution of securities transactions as a full-service broker/dealer and provides individual investment advice on equity and other securities as well as insurance agency services.
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
Item 4. Submission Of Matters To A Vote Of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table presents for the periods indicated the high and low closing price for First Busey common stock as reported on The Nasdaq Stock Market.

	2005		2004
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$21.17	$18.87	$18.67	$17.83
Second Quarter	$20.02	$18.24	$19.60	$17.97
Third Quarter	$20.50	$18.50	$20.00	$18.50
Fourth Quarter	$21.25	$18.03	$21.53	$18.28
During 2005 and 2004, First Busey declared cash dividends per share of common stock as follows:

Common Stock
2005
January	$.1400
April	$.1400
July	$.1400
October	$.1400

2004
January	$.1267
April	$.1267
July	$.1267
October	$.1300
For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1. Business, Supervision, Regulation and Other Factors, Dividends on pages 5 – 6.
As of March 1, 2006, First Busey Corporation had approximately 970 holders of common stock.

The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs [1]

January 1 – 31, 2005	25,000	$20.93	25,000	735,889
February 1 – 28, 2005	20,000	20.81	20,000	715,889
March 1 – 31, 2005	40,000	20.75	40,000	675,889
April 1 – 30, 2005	15,000	19.75	15,000	660,889
May 1 – 31, 2005	—	—	—	660,889
June 1 – 30, 2005	—	—	—	660,889
July 1 – 31, 2005	3,340	19.76	3,340	657,549
August 1 – 31, 2005	—	—	—	657,549
September 1 – 30, 2005	—	—	—	657,549
October 1 – 31, 2005	10,359	20.58	10,359	647,190
November 1 – 30, 2005	33,235	20.60	33,235	613,955
December 1 – 31, 2005	10,000	20.61	10,000	603,955

Total	156,934	$20.61	156,934

[1]	First Busey Corporation’s board of directors approved a stock purchase plan on February 17, 2004, for the repurchase of up to an additional 750,000 shares of common stock. The Corporation’s 2004 repurchase plan has no expiration date.

Item 6. Selected Financial Data
Selected Consolidated Financial Information
The following selected financial data for each of the five years in the period ended December 31, 2005, have been derived from First Busey’s audited consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2005, which appear elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

	2005(6)	2004(6)	2003	2002	2001
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$331,237	$352,256	$224,733	$233,830	$210,869
Loans	1,749,162	1,475,900	1,192,396	1,101,043	978,106
Allowance for loan losses	23,190	19,217	16,228	15,460	13,688
Total assets	2,263,422	1,964,441	1,522,084	1,435,578	1,300,689
Total deposits	1,809,399	1,558,822	1,256,595	1,213,605	1,105,999
Long-term debt	169,883	165,374	92,853	71,759	47,021
Junior subordinated debt owed to unconsolidated trusts	50,000	40,000	25,000	25,000	25,000
Stockholders’ equity	169,714	138,872	125,177	115,163	105,790
Results of Operations
Interest and dividend income	$116,304	$85,919	$73,849	$76,085	$89,985
Interest expense	45,342	30,041	25,618	30,494	46,435
Net interest income	70,962	55,878	48,231	45,591	43,550
Provision for loan losses	3,490	2,905	3,058	3,125	2,020
Net income(1)	26,934	22,454	19,864	17,904	15,653
Per Share Data(2)
Diluted earnings	$1.29	$1.09	$0.97	$0.87	$0.77
Cash dividends	0.56	0.51	0.45	0.40	0.35
Book value(3)	7.89	6.74	6.10	5.66	5.16
Closing price	20.89	20.87	18.00	15.37	14.32
Other Information
Return on average assets	1.28%	1.28%	1.35%	1.33%	1.19%
Return on average equity	17.97%	17.23%	16.34%	16.31%	15.80%
Net interest margin (4)	3.72%	3.49%	3.60%	3.74%	3.64%
Equity to assets ratio(5)	7.13%	7.42%	8.28%	8.18%	7.55%
Dividend payout ratio	42.93%	46.24%	46.39%	45.39%	44.76%

(1)	Effective January 1, 2002, First Busey adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 142 changed the accounting for goodwill from a model that required amortization of goodwill, supplemented by impairment tests, to an accounting model that is based solely upon impairment tests.

(2)	Per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2001.

(3)	Total capital divided by shares outstanding as of period end.

(4)	Calculated as a percent of average earning assets.

(5)	Average equity divided by average total assets

(6)	First Busey acquired First Capital Bank on June 1, 2004, and Tarpon Coast National Bank on July 29, 2005. Results of operations for these institutions from acquisition date are included in the consolidated results of operations.

A reconciliation of First Busey’s Consolidated Statements of Income for each of the five years ending December 31, 2005, from amounts reported to amounts exclusive of goodwill amortization is shown below:
Financial Accounting Standards No. 142 Disclosure

	2005	2004	2003	2002	2001
	(dollars in thousands except per share data)
Net income as reported	$26,934	$22,454	$19,864	$17,904	$15,653
Goodwill amortization, after tax	—	—	—	—	651

Net income as adjusted	$26,934	$22,454	$19,864	$17,904	$16,304

Diluted earnings per share of common stock:
As reported	$1.29	$1.09	$0.97	$0.87	$0.77
Goodwill amortization	—	—	—	—	0.03

Earnings per share as adjusted	$1.29	$1.09	$0.97	$0.87	$0.80

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the financial condition and results of operations of First Busey Corporation and subsidiaries for the years ended December 31, 2005, 2004, and 2003. It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.
Critical Accounting Estimates
Critical accounting estimates are those that are critical to the portrayal and understanding of the Corporation’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex. These estimates involve judgments, estimates and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.
First Busey’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical.
Evaluation of Securities for Impairment
Securities are classified as held-to-maturity when the Corporation has the ability and management has the positive intent to hold those securities to maturity. Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Corporation may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss). Interest income is reported net of amortization of premium and accretion of discount. Realized gains and losses on the disposition of securities available-for-sale are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their historical cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The evaluation also considers the impact that impairment may have on future capital, earnings, and liquidity.
Allowance for Loan Losses
First Busey Corporation has established an allowance for loan losses which represents the Corporation’s estimate of the probable losses that have occurred as of the date of the financial statements. Management has established an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for loan losses is charged to current expense. This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.
To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio. This assessment is conducted by senior officers who are members of the holding company’s independent holding company credit review and risk management department, and is reviewed by senior management of the banks and holding company. The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in nonperforming loans, reviews of certain impaired loans, and review of loans identified as sensitive assets. Sensitive assets include nonaccrual loans, past-due loans, loans on First Busey Corporation’s watch loan reports and other loans identified as having more than reasonable potential for loss.

The allowance for loan losses consists of two components: the allocated and unallocated allowances. Both components of the allowance are available to cover inherent losses in the portfolio. The allocated component of the allowance is determined by type of loan within the commercial, mortgage, and retail portfolios. The allocated allowance includes specific reserves for those loans that have been identified as impaired. The allowance also includes an allowance for non-impaired commercial loans which is based on application of loss reserve factors to the components of the portfolio based on loan grades. The allocated allowance for mortgage and retail loans is determined on pools of homogeneous loan groups. Loss factors applied to these pools are based on historical loss experience, geographic mix, current delinquency trends, and other factors. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified. The unallocated component of the allowance is based upon management’s evaluation of various conditions, the effects of which are not directly considered in the allocated allowance. These conditions include credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, new credit products, changes in lending policies and procedures, changes in personnel and regional and local economic conditions.
A loan is considered to be impaired when, based on current information and events, it is probable the Corporation will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement. When a loan becomes impaired, management calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment. The amount of impairment and any subsequent changes are recorded through a charge to earnings as an adjustment to the allowance for loan losses. When management considers a loan, or a portion thereof, as uncollectible, it is charged against the allowance for loan losses. Because a significant majority of the Corporation’s loans are collateral dependent, First Busey has determined the required allowance on these loans based upon the estimated fair value, net of selling costs, of the respective collateral. The required allowance or actual losses on these impaired loans could differ significantly if the ultimate fair value of the collateral is significantly different from the fair value estimates used by First Busey in estimating such potential losses.
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
Revenue Recognition
Income on interest-earning assets is accrued based on the effective yield of the underlying financial instruments. A loan is considered to be impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal.
Fair Value of Financial Instruments and Derivatives
Fair value of financial instruments, including derivatives, are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for the particular items. There is no ready market for a significant portion of the Corporation’s financial instruments. Accordingly, fair values are based on various factors relative to expected loss experience, current economic conditions, risk characteristics, and other factors. The assumptions and estimates used in the fair value determination process are subjective in nature and involve uncertainties and significant judgment. As a consequence, fair values cannot be determined with precision. Changes in assumptions or in market conditions could significantly affect these estimates.

General
The Corporation’s consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired thirteen banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; acquired a thrift holding company and federal savings and loan; formed a trust company subsidiary; formed an insurance agency subsidiary; formed and liquidated a non-bank ATM subsidiary and acquired and liquidated a travel agency. The following table illustrates the amounts of net income contributed by each direct subsidiary since January 1, 2003.

Subsidiary	Acquired	2005		2004		2003
				(dollars in thousands)
Busey Bank [1]	3/20/1980	$24,985	81.1%	$20,683	83.3%	$19,758	90.9%
Busey Bank Florida[2]	10/29/1999	3,302	10.7%	1,573	6.3%	287	1.3%
First Capital Bank[3,4]	6/1/2004	—	—	1,170	4.7%	—	—
Tarpon Coast National Bank[5]	7/29/2005	469	1.5%	—	—	—	—
Busey Investment Group, Inc.[6]	—	2,141	6.9%	1,989	8.0%	1,620	7.5%
First Busey Resources, Inc.[7]	—	(78)	-0.2%	(565)	-2.3%	72	0.3%

Total		$30,819	100.0%	$24,850	100.0%	$21,737	100.0%

[1]	City Bank of Champaign and Champaign County Bank & Trust were merged into Busey Bank as of January 1, 1987. First National Bank of Thomasboro was merged into Busey Bank as of January 1,1988. State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989. The Bank of Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991. Busey Bank of McLean County was merged into Busey Bank as of January 1, 1996. Busey Business Bank was formed on January 12, 1998, and merged into Busey Bank as of October 30, 1998.

[2]	Acquired as a subsidiary of Eagle BancGroup, Inc. as of October 29, 1999.

[3]	Acquired as a subsidiary of First Capital Bankshares Inc., as of June 1, 2004.

[4]	Merged into Busey Bank on May 20, 2005.

[5]	Acquired as a subsidiary of Tarpon Coast Bancorp on July 29, 2005.

[6]	Formed as a subsidiary of First Busey Corporation on March 18, 1999.

[7]	Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997. Real estate and certain other assets previously carried on the parent company and subsidiary balance sheets were transferred to subsidiary as of that date.
Busey Bank and Busey Bank Florida are the only subsidiaries that have contributed at least 10% of the Corporation’s consolidated net income in at least one of the last three years.

Executive Summary
First Busey Corporation proved to be another record year for First Busey Corporation earnings. The Corporation recognized net income of $26,934,000 or $1.29 per share on a fully-diluted basis. This growth is due largely to growth in net interest income combined with modest growth in operating expenses. Balance sheet growth combined with relatively higher interest rates contributed to the growth in net interest income. Operating expenses were higher in 2005 than in prior years, due primarily to the June, 2004, acquisition of First Capital Bank and the July, 2005, acquisition of Tarpon Coast National Bank.
In September, 2003, upon completion of foreclosure proceedings, Busey Bank became owner of a hotel property in Bloomington, IL. The hotel property has been included in First Busey Corporation’s inventory of other real estate owned since June, 2002, when Busey Bank became mortgagee in possession of the property. In September, 2005, the property was sold for $3,157,000, significantly reducing the Corporation’s inventory of other real estate owned. The carrying value of this hotel property, included in other real estate owned, was $3,115,000 when it was sold in September, 2005, and $3,247,000 as of December 31, 2004.
Consistent with First Busey’s business plan to expand beyond its primary market in Central Illinois, in February, 2005, First Busey announced that it had entered into an agreement to purchase Tarpon Coast Bankshares, Inc. and its subsidiary bank, Tarpon Coast National Bank. On July 29, 2005, First Busey closed on this transaction, which expanded First Busey’s presence along the Gulf Coast of Southwest Florida. Tarpon Coast National Bank was a bank founded in 1998 by local business people in Port Charlotte, Florida. Over that period, Tarpon Coast National Bank expanded to four branch locations: two branches in the Charlotte County communities of Port Charlotte and Punta Gorda and two branches in the Sarasota County communities of Englewood and North Port.
First Busey also operated Busey Bank Florida, which is based in Fort Myers, Florida, and has two branch locations in Cape Coral, Florida. First Busey operated the two Florida banks separately until the close of business on February 17, 2006, when Busey Bank Florida merged into Tarpon Coast National Bank, forming Busey Bank, National Association (“Busey Bank, N.A.”). Following this merger, Busey Bank, N.A. had total assets of $422 million, total loans of $352 million and total deposits of $339 million. While branches in Fort Myers and Cape Coral converted to the name Busey Bank, N.A. in February, 2006, branches in Charlotte and Sarasota Counties will continue to operate under the Tarpon Coast National Bank name due to strong brand recognition in those markets.
First Busey has experienced significant loan growth over the past two years due in part to the June, 2004, acquisition of First Capital Bank in Peoria, Illinois, and the July, 2005, acquisition of Tarpon Coast National Bank along with growth in its seasoned central Illinois and Southwest Florida markets. Despite this significant growth, the Corporation’s credit quality has remained strong. During 2005 First Busey charged off $940,000 in loans and recovered $215,000 on loans charged off in prior years, resulting in net charge-offs of $725,000. This is a strong improvement from $1,985,000, which is the net amount charged off in 2004. Of the items charged off in 2004, $1,400,000 is related to one large credit in the commercial construction industry.
First Busey plans continued bank expansion in 2006 through the addition of several new branch locations. Busey Bank is expanding its presence in the Bloomington-Normal market of McLean County in Illinois by constructing a new branch location in Normal. This 3,500 square foot facility has been designed to service retail customer transactions efficiently in a customer-friendly environment. This branch facility is scheduled to open in April, 2006.
Busey Bank, N.A. also has plans to expand its branch network during 2006. A 14,000 square-foot two-story branch building is under construction in Cape Coral. The Cape Coral branch will be a full-service banking center featuring mortgage, commercial, and retail lending products. The bank does not intend to initially occupy the entire building, but will lease out unused space on the second floor until needed for expansion purposes. Management estimates this branch will open no later than the third quarter of 2006. Busey Bank, N.A., has also purchased an existing 2,300 square-foot building in Fort Myers, Florida which will be remodeled and open for banking services by June 30, 2006. This smaller branch location will focus on retail customer transactions.

Results of Operations – Three Years Ended December 31, 2005
Summary
First Busey Corporation reported net income of $26,934,000 in 2005, up 20.0% from $22,454,000 in 2004, which itself represented an increase of 13.0% from $19,864,000 in 2003. Diluted earnings per share in 2005 increased 18.3% to $1.29 from $1.09 in 2004, which was a 12.4% increase from $0.97 in 2003. The main factors contributing to the increase in net income during 2005 were growth in the consolidated net interest margin and continued growth in Southwest Florida.
Security losses after the related tax benefits were $33,000 or 0.1% of net income in 2005, $827,000 or 3.7% of net income in 2004, and $588,000 or 3.0% of net income in 2003. Busey Bank owns a position in a bank-qualified equity security with substantial appreciated value. The Bank’s Board has authorized the orderly liquidation of this security over an extended time period.
The Corporation’s return on average assets was 1.28%, 1.28% and 1.35% for 2005, 2004, and 2003, respectively, and return on average equity was 17.97%, 17.23%, and 16.34% for 2005, 2004, and 2003, respectively.
Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets increased $311,660,000 or 19.0% to $1,951,864,000 in 2005 as compared to $1,640,204,000 in 2004. This growth is due primarily to growth in the average balance of loans, U.S. Treasury and agency securities, and obligations of states and political subdivisions. Interest-bearing liabilities averaged $1,717,056,000 for the year ended December 31, 2005, an increase of $275,606,000 or 19.1% from the average balance of $1,441,450,000 for 2004. With the exception of other short-term borrowings, the Corporation experienced growth in all categories of interest-bearing liabilities. The July, 2005, addition of Tarpon Coast National Bank and June, 2004, addition of First Capital Bank contributed to this average balance sheet growth. The Corporation also experienced growth from its other two bank subsidiaries, Busey Bank and Busey Bank Florida.
Interest income, on a fully taxable equivalent basis increased $30,704,000 or 35.2% to $117,930,000 in 2005 from $87,226,000, which was an increase of $12,117,000 or 16.1% from the $75,109,000 in interest income earned in 2003. Interest income grew in 2005 primarily due to growth in the average balance of outstanding loans, U.S. Treasuries and agencies, and obligations of state and political subdivisions. Increased yields, primarily on outstanding loan balances and U.S. Treasuries and Agencies, also was a major factor contributing to the increase in interest income. The Corporation’s yield on average earning assets was 6.04% in 2005 compared to 5.32% in 2004 and 5.46% in 2003.
Interest expense increased during 2005 by $15,301,000 or 50.9% to $45,342,000 from $30,041,000 in 2004. The increase in interest expense was due primarily to increased deposit rates in response to increases in interest rates throughout the year. Growth in the average balance of deposits also was a major factor in the interest expense growth. The average rate paid on interest-bearing liabilities was 2.64% in 2005 compared to 2.08% in 2004 and 2.16% in 2003.
Net interest income, on a fully taxable equivalent basis, increased 26.9% in 2005 to $72,588,000 from $57,185,000, which reflected a 15.5% increase from $49,491,000 in 2003. Net interest margin, the Corporation’s net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, increased to 3.72% during 2005, from 3.49% in 2004, which had decreased from 3.60% in 2003. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.45% in 2005, compared to 3.25% in 2004, and 3.37% in 2003.
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
The Corporation’s provision for loan losses was $3,490,000 during 2005 compared to $2,905,000 in 2004. The increase in provision expense during 2005 is due primarily to increases in non-performing loans and potential problem loans. Most of this increase in non-accrual loans is related to two credits which had previously been identified as potential problem loans. The increase in potential problem loans is due to general growth in the loan portfolio combined with improved internal tracking and identification systems for such loans. The provision and net charge-offs of $725,000 resulted in the allowance for loan losses representing 1.33% of total outstanding loans and 393% of non-performing loans as of December 31, 2005, as compared to the allowance representing 1.30% of outstanding loans and 524% of non-performing loans as of December 31, 2004.
Sensitive assets include nonaccrual loans, loans on First Busey Corporation’s watch loan reports and other loans identified as having more than reasonable potential for loss. Management reviews sensitive assets on at least a quarterly basis for changes in the customers’ ability to pay and changes in valuation of underlying collateral in order to estimate probable losses. Management also periodically reviews a watch loan list which is comprised of loans that have been restructured or involve customers in industries which have been adversely affected by market conditions. The majority of these loans are being repaid in conformance with their contracts.
Other Income
Other income decreased $253,000 or 1.06% to $23,537,000 in 2005 from $23,790,000 in 2004, which reflected an increase of 3.6% or $895,000 from $24,685,000 in 2003. The variability in other income is due primarily to changes in the level of gains on the sale of mortgage loans and gains and losses recognized on the sale of investment securities. In 2005 the Corporation recognized gains of $2,571,000 on the sale of $176,241,000 in mortgage loans compared to $2,689,000 on the sale of $182,368,000 in loans in 2004 and $6,183,000 on the sale of $431,199,000 in loans in 2003. The interest-rate environment and debt markets have strong influence on the level of mortgage loan origination and sales volumes.
First Busey Corporation recognized gains of $584,000 and losses of $638,000 for a net loss of $54,000 on the sale of securities. These losses were recognized in order to reposition the investment portfolio for better performance under current interest-rate conditions and to restructure maturities of certain securities to better meet the Corporation’s liquidity needs. These losses on the sale of securities represented -0.2% of other income during 2005. During the 2004 and 2003, the Corporation recognized net security gains of $1,373,000 and $975,000 respectively.
Additional components of other income were service charge and other fee income, trust fees, and brokerage commissions. Service charges and other fees totaled $10,213,000 (43.4%), $9,876,000 (41.5%), and $9,155,000 (37.1%) in 2005, 2004, and 2003, respectively. Trust revenues, which are directly related to the total value of trust assets under care and are thus influenced by changes in the equity and bond markets, were $5,752,000, $5,339,000, and $4,615,000 in 2005, 2004, and 2003 respectively. Commissions and brokerage fees were $2,327,000 in 2005, compared to $2,335,000 and $2,103,000 in 2004 and 2003, respectively. Remaining other income increased 25.3% or $550,000 to $2,728,000 in 2005 from $2,178,000 in 2004 which was an increase of 31.7% or $524,000 from $1,654,000 in 2003. Other income includes $796,000 on the increase in the cash surrender value of bank owned life insurance during 2005, compared to $798,000 in 2004 and $727,000 in 2003. There were several other factors which contributed to the remaining increase in other income. Among these are growth in the operating revenue from brokerage services, revenue from the sale of the Corporation’s insurance customer list, increased gains on the sale of other real estate owned, and the addition of loan referral fees generated by Tarpon Coast National Bank’s mortgage production department.
First Busey services loans for the benefit of others. Generally, the Corporation services loans which have been originated by First Busey staff and then sold to others. The Corporation recognized net servicing income of $344,000 in 2005, $243,000 in 2004 and net servicing expense of $612,000 in 2003. During 2003 the Corporation recorded a valuation allowance of $215,000 to the carrying amount of its mortgage servicing assets as loans in the Corporation’s sold loan portfolio were prepaying more rapidly than anticipated when the loans were sold. Mortgage servicing asset amortization of $1,659,000 and the valuation allowance of $215,000 were recorded as charges against the servicing income on sold mortgage loans and were included in other operating income. The balance in the valuation allowance remained at $215,000 on December 31, 2005 and 2004.
Other Expenses
Operating expenses increased 18.6% or $8,030,000 to $51,115,000 from $43,085,000 in 2004, which had increased by 7.8% or $3,116,000 from $39,969,000 in 2003. As a percentage of total income, other expenses were 36.6%, 39.3%, and 40.6% in 2005, 2004, and 2003, respectively.
Employee-related expenses, including salaries and wages and employee benefits, increased by 19.6% or $4,662,000 to $28,488,000 in 2005 from $23,826,000 in 2004, which had increased by $1,512,000 from $22,314,000 in 2003. When expressed as a percentage of average assets, employee-related expenses were 1.36%, 1.36%, and 1.52% in 2005, 2004, and 2003, respectively. The Corporation had 608, 548, and 503 full-time equivalent employees at December 31, 2005, 2004, and 2003, respectively. The increase in employee-related expenses in 2005 is related primarily to the July, 2005, acquisition of Tarpon Coast National Bank. The increase in employee-related expenses in 2004 compared to 2003 was due to the addition of associates of First Capital Bank which was partially offset by reduced commissions and incentive payments to associates involved in the origination, processing, and sale of mortgage loans held for sale.
Occupancy expense increased 16.7% or $655,000 to $4,576,000 in 2005, from $3,921,000 in 2004 from $3,158,000 in 2003. Again, these increases are due to the addition of Tarpon Coast National Bank and First Capital Bank combined with higher real estate taxes, and increased maintenance costs.
Other expenses increased 14.7% or $1,378,000 to $10,766,000 in 2005 from $9,388,000 in 2004, which had increased 6.4% or $567,000 from $8,821,000 in 2003. The increase in other operating expenses in both 2005 and 2004 is due primarily to the acquisitions previously discussed. Lower expenses associated with owning and operating the banks’ inventory of other real estate owned (“ORE expense”) partially offset the increase associated with these acquisitions in 2005.
In June, 2002, Busey Bank became mortgagee in possession of a hotel property located in Bloomington, Illinois. Busey Bank took title to the property in September, 2003, upon completion of foreclosure proceedings. The Bank operated this property through its wholly-owned subsidiary, BAT, Inc., from June, 2002, through December 31, 2003. The hotel property was transferred from Busey Bank to First Busey Resources, Inc., in December, 2003, where it remained classified as ORE until it was sold in September, 2005. Other expenses for the year ended December 31, 2005, included net ORE expenses of $181,000. Other expenses for the year ended December 31, 2004, included valuation adjustments of $700,000 and net ORE expenses of $139,000 associated with operating this repossessed asset. For the year ended December 31, 2003, other expenses included valuations adjustments of $931,000 and net ORE expenses of $269,000 associated with this asset.
Income Taxes
Income tax expense in 2005 was $12,960,000 as compared to $11,224,000 in 2004 and $10,025,000 in 2003. The provision for income taxes as a percent of income before income taxes was 32.5%, 33.3% and 33.5% for 2005, 2004, and 2003, respectively.
Balance Sheet – December 31, 2005 and December 31, 2004
Total assets on December 31, 2005, were $2,263,422,000, an increase of 15.2% or $298,981,000 from $1,964,441,000 on December 31, 2004. Of the increase in total assets, 177,046,000 is attributable to the acquisition of Tarpon Coast National Bank. Remaining growth in total assets was split between Busey Bank and Busey Bank Florida. Securities available for sale declined $21,019,000 or 6.0% to $331,237,000 at December 31, 2005 from $352,256,000 at December 31, 2004. Proceeds from the maturities and sales of securities were used to partially fund loan growth Total loans, net of unearned interest, increased 18.5% or $273,262,000 to $1,749,162,000 on December 31, 2005, as compared to $1,475,900,000 on December 31, 2004. Of this increase $128,107,000 is attributable to the addition of Tarpon Coast National Bank. Busey Bank generated net loan growth of $81,043,000 and Busey Bank Florida generated net loan growth $63,549,000 during 2005.
Total deposits increased 16.1% or $250,577,000 to $1,809,399,000 on December 31, 2005, as compared to $1,558,822,000 on December 31, 2004. Non-interest bearing deposits increased 24.0% or $51,249,000 during 2005.
Interest-bearing deposits increased 14.8% or $199,328,000 during 2005. At December 31, 2005, Tarpon Coast National Bank had $117,113,000 in outstanding deposits, $38,287,000 of which was non-interest bearing.
Total stockholders’ equity increased 22.2% or $30,842,000 to $169,714,000 on December 31, 2005, as compared to $138,872,000 on December 31, 2004. The growth in total equity was due primarily to the issuance of 849,365 shares for the purchase of Tarpon Coast Bancorp, Inc. combined with $15,370,000 in current year earnings retained in the Corporation. These increases were partially offset by the decline in net unrealized gains on securities available for sale combined with the increase in treasury stock. Treasury shares will be used in future years as participants exercise outstanding options under the Corporation’s stock option plan which is discussed in Note 16 of the Corporation’s consolidated financial statements.
A. Earning Assets
The average interest-earning assets of the Corporation were 92.9%, 93.4%, and 93.7% of average total assets for the years ended December 31, 2005, 2004, and 2003 respectively.
B. Investment Securities
The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 2005, the fair value of these securities was $331,237,000 and the amortized cost was $319,151,000. There were $14,680,000 of gross unrealized gains and $2,594,000 of gross unrealized losses for a net unrealized gain of $12,086,000. The after-tax effect of $7,282,000 of this unrealized gain has been included in stockholders’ equity. The decrease in market value for the debt securities in this classification was a result of increasing interest rates.
The composition of securities available for sale is as follows:

	As of December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and Agencies	$202,924	$249,150	$150,898	$158,324	$143,490
Obligations of states and political subdivisions	82,057	51,768	48,235	51,434	43,767
Mortgage-backed securities	16,837	23,170	—	—	—
Corporate debt securities	2,926	2,220	4,265	3,746	5,554
Mutual funds and other equity securities	26,493	25,948	21,335	20,326	18,058

Fair value of securities available for sale	$331,237	$352,256	$224,733	$233,830	$210,869

Amortized cost	$319,151	$337,037	$209,482	$216,801	$197,398

Fair value as a percentage of amortized cost	103.79%	104.52%	107.28%	107.85%	106.82%

The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2005 are:

	Due in 1 year or less		Due after 1 year		Due after 5 years		Due after
			through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
Investment Securities[1]	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$105,552	3.28%	$96,898	4.03%	$474	2.38%	$—	0.00%
Obligations of states and political subdivisions [2]	5,974	5.41%	27,128	6.18%	30,101	5.74%	18,854	6.08%
Mortgage-backed securities	—	0.00%	38	5.35%	3,673	5.03%	13,126	5.64%
Corporate debt securities	528	6.33%	2,116	4.54%	282	4.80%	—	0.00%

Total	$112,054	3.41%	$126,180	4.50%	$34,530	5.61%	$31,980	5.90%

[1]	Excludes mutual funds and other equity securities.

[2]	On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2005)
The Corporation also uses its investment portfolio to manage its tax position. Depending upon projected levels of taxable income for the Corporation, periodic changes are made in the mix of tax-exempt and taxable securities to achieve maximum yields on a tax-equivalent basis. U.S. government and agency securities as a percentage of total securities decreased to 61.3% at December 31, 2005, from 70.7% at December 31, 2004, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities increased to 24.8% at December 31, 2005, from 14.7% at December 31, 2004.
Loan Portfolio
Loans, including loans held for sale, before allowance for loan losses, increased 18.5% to $1,749,162,000 as of December 31, 2005 from $1,475,900,000 at December 31, 2004. A significant portion of the overall loan growth occurred in non-farm nonresidential mortgages, which increased 30.8% or $106,786,000 to $470,779,000 at December 31, 2005 from $363,993,000 at the end of 2004. This increase reflects management’s emphasis on commercial loans secured by mortgages.
The Corporation also experienced significant growth in real estate construction loans which grew 46.7% or $109,907,000 to $345,454,000 at December 31, 2005, compared to $235,547,000 at the end of 2004. Of the growth in real estate construction loans, $39,542,000 is attributable to the addition of Tarpon Coast National Bank. Busey Bank contributed $30,705,000 of this growth through loans originated out of its Fort Myers loan production office. Most of these loans were made to developers of commercial and multifamily real estate projects. Busey Bank Florida contributed $26,378,000 of the growth in real estate construction loans, primarily through its short-term construction lending program, which was instituted in March, 2003. The lending program was developed at Busey Bank Florida and was meant to capitalize on the tremendous growth in the Southwest Florida real estate market. As a result of some concern regarding the accelerated growth rate of loans made pursuant to this program, the Corporation has terminated activity under the program. However, management believes the loans provided under such program do not contain excessive risk and otherwise meet the underwriting standards of Busey Bank Florida. While management believes growth will continue in real estate construction loans as long as the real estate market remains strong, particularly in Southwest Florida, management does not expect this growth rate will be as significant as that recorded over the past two years.
Also, 1-to-4 family residential real estate mortgage loans (not held for sale) increased $73,865,000, or 16.7%, to $517,185,000 as of December 31, 2005, from $443,320,000 at December 31, 2004. The addition of Tarpon Coast National Bank contributed $45,423,000 of this growth in 1-4 family mortgage loans. Busey Bank Florida is responsible for the additional growth in this category.

The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $559,847,000 as of December 31, 2005.
The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $575,281,000 and $470,156,000 as of December 31, 2005 and 2004, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation’s credit loss experience on its loan portfolio as a whole.
The composition of loans is as follows:

	As of December 31,
	2005	2004	2003	2002	2001

	(dollars in thousands)
Commercial and financial	$219,134	$216,290	$138,272	$118,004	$121,694
Agricultural	23,433	25,224	22,300	22,034	21,022
Real estate-farmland	10,188	11,750	11,890	13,421	14,414
Real estate-construction	345,454	235,547	168,141	129,872	83,701
Real estate-mortgage	1,104,798	923,291	790,089	761,901	679,351
Installment loans to individuals	46,155	63,798	61,704	55,811	57,924

Loans	$1,749,162	$1,475,900	$1,192,396	$1,101,043	$978,106

The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2005

	1 Year or Less	1 to 5 Years	Over 5 Years	Total

	(dollars in thousands)
Commercial, financial and agricultural	$137,205	$59,101	$46,261	$242,567
Real estate-construction	211,616	89,924	43,914	345,454

Total	$348,821	$149,025	$90,175	$588,021

Interest rate sensitivity of selected loans Fixed rate	$154,549	$50,453	$27,407	$232,409
Adjustable rate	194,273	98,572	62,767	355,612

Total	$348,822	$149,025	$90,174	$588,021

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Years ended December 31
	2005	2004	2003	2002	2001

	(dollars in thousands)
Average loans outstanding during period	$1,604,198	$1,355,487	$1,118,667	$1,015,073	$961,779

Allowance for loan losses:
Balance at beginning of period	$19,217	$16,228	$15,460	$13,688	$12,268

Loans charged-off:
Commercial, financial and agricultural	$152	$1,782	$2,123	$775	$103
Real estate-construction	—	48	—	76	—
Real estate-mortgage	628	141	172	659	408
Installment loans to individuals	160	216	220	319	265

Total charge-offs	$940	$2,187	$2,515	$1,829	$776

Recoveries:
Commercial, financial and agricultural	$133	$57	$69	$349	$15
Real estate-construction	—	—	—	—	—
Real estate-mortgage	7	28	6	26	42
Installment loans to individuals	75	117	150	101	119

Total recoveries	$215	$202	$225	$476	$176

Net loans charged-off	$725	$1,985	$2,290	$1,353	$600

Provision for loan losses	$3,490	$2,905	$3,058	$3,125	$2,020

Net additions due to acquisition	$1,208	$2,069	$—	$—	$—

Balance at end of period	$23,190	$19,217	$16,228	$15,460	$13,688

Ratios:
Net charge-offs to average loans	0.05%	0.15%	0.20%	0.13%	0.06%

Allowance for loan losses to total loans at period end	1.33%	1.30%	1.36%	1.40%	1.40%

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2005		2004		2003		2002		2001

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(dollars in thousands)
Commercial, financial, agricultural and real estate-farmland	$4,221	14.4%	$4,337	17.2%	$2,295	14.5%	$2,143	13.9%	$1,880	16.1%
Real estate-construction	5,743	19.8%	27	16.0%	—	14.1%	—	11.8%	—	8.6%
Real estate-mortgage	12,455	63.2%	13,053	62.5%	12,752	66.2%	12,451	69.2%	10,880	69.4%
Installment loans to individuals	268	2.6%	481	4.3%	821	5.2%	779	5.1%	811	5.9%
Unallocated	503	N/A	1,319	N/A	360	N/A	87	N/A	117	N/A

Total	$23,190	100.0%	$19,217	100.0%	$16,228	100.0%	$15,460	100.0%	$13,688	100.0%

     This table indicates growth in the allowance for loan losses for real estate construction as of December 31, 2005, as compared to December 31, 2004. This increase is due primarily to growth in the outstanding balances in this loan category.

Non-performing Loans
It is management’s policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

	Years ended December 31,
	2005	2004	2003	2002	2001

	(dollars in thousands)
Non-accrual loans	$4,483	$1,523	$2,638	$1,265	$1,265
Loans 90 days past due and still accruing	1,420	2,141	581	963	959
Restructured loans	—	—	—	—	—

Total non-performing loans	$5,903	$3,664	$3,219	$2,228	$2,224

Repossessed assets	$236	$4,212	$4,781	$5,724	$30
Other assets acquired in satisfaction of debts previously contracted	1	23	10	1	1

Total non-performing other assets	$237	$4,235	$4,791	$5,725	$31

Total non-performing loans and non- performing other assets	$6,140	$7,899	$8,010	$7,953	$2,255

Non-performing loans to loans, before allowance for loan losses	0.34%	0.25%	0.27%	0.20%	0.23%

Non-performing loans and non-performing other assets to loans, before allowance for loan losses	0.35%	0.54%	0.67%	0.72%	0.23%

The ratio of non-performing loans and non-performing other assets to loans, before allowance for loan losses, decreased from 0.54% as of December 31, 2004, to 0.35% as of December 31, 2005, due primarily to a large reduction in repossessed assets combined with a reduction in loans 90 days past due and still accruing. These reductions in non-performing loans and non-performing other assets were partially offset by a substantial increase in non-accrual loans. Of the increase in non-accrual loans, $1,920,000 is related to two credits which had previously been identified as potential problem loans.
Busey Bank became mortgagee in possession of a hotel property in June, 2002, and remained so until September, 2003, when it took title to the property upon completion of foreclosure proceedings. The property was included in repossessed assets from June, 2002, until it was sold in September, 2005.
A loan is considered to be impaired when, based on current information and events, it is probable the Corporation will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible. The Corporation recognized $250,000 and $28,000 in interest income on these loans in 2005 and 2004, respectively. No interest income was recognized on these loans during 2003.
The gross interest income that would have been recorded in the years ended December 31, 2005, 2004 and 2003 if the non-accrual and restructured loans had been current in accordance with their original terms was $380,000, $307,000, and $268,000, respectively. The amount of interest collected on those loans that was included in interest income was $250,000 for the year ended December 31, 2005, $28,000 for the year ended December 31, 2004, $0 for the year ended December 31, 2003.

Potential Problem Loans
Potential problem loans are those loans which are not categorized as impaired, non-accrual, 90-days past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses. Potential problem loans totaled $11,691,000 at December 31, 2005 and $3,245,000 at December 31, 2004. Of this increase $6,990,000 is related to six commercial customers. These loans are performing under existing terms and continue to accrue interest. Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts. Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Management is not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.
Other Interest-bearing Assets
No other interest-bearing assets are categorized as impaired.
Deposits
As indicated in the following table, average non-interest-bearing deposits as a percentage of average total deposits increased to 13.3% for the year ended December 31, 2005, from 12.5% for the year ended December 31, 2004, which was an increase from 12.2% for the year ended December 31, 2003. The acquisition of Tarpon Coast National Bank had positive impact on this ratio. At acquisition 33.8% of the bank’s deposits were non-interest bearing demand deposits.

	December 31,
	2005			2004			2003

	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate

Non-interest bearing demand deposits	$221,632	13.3%	0.00%	$175,463	12.5%	0.00%	$149,030	12.2%	0.00%
Interest bearing demand deposits	42,150	2.5%	0.74%	26,917	1.9%	0.70%	18,194	1.5%	0.48%
Savings/Money Market	714,891	42.8%	1.49%	622,660	44.4%	0.78%	555,193	45.5%	0.74%
Time deposits	691,790	41.4%	3.30%	578,808	41.2%	2.83%	497,875	40.8%	3.10%

Total	$1,670,463	100.0%	2.03%	$1,403,848	100.0%	1.53%	$1,220,292	100.0%	1.61%

Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2005 had the following maturities (dollars in thousands):

Under 3 months	$58,045
3 to 6 months	46,749
6 to 12 months	43,338
Over 12 months	61,740

Total	$209,872

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

		Securities sold under	Other short-term
	Federal funds purchased	agreements to repurchase	borrowings
	(dollars in thousands)
2005
Balance, December 31, 2005	$7,885	$42,228	$—
Weighted average interest rate at end of period	4.62%	2.79%	0.00%
Maximum outstanding at any month end	$32,000	$53,369	$9,000
Average daily balance	$9,865	$44,998	$4,112
Weighted average interest rate during period [1]	2.37%	2.10%	2.44%

2004
Balance, December 31, 2004	$—	$41,558	$11,250
Weighted average interest rate at end of period	0.00%	1.31%	1.86%
Maximum outstanding at any month end	$29,400	$49,645	$17,250
Average daily balance	$5,010	$26,864	$9,293
Weighted average interest rate during period [1]	1.28%	1.25%	1.70%

2003
Balance, December 31, 2003	$8,500	$7,500	$—
Weighted average interest rate at end of period	1.19%	0.75%	0.00%
Maximum outstanding at any month end	$27,000	$9,341	$—
Average daily balance	$2,999	$7,497	$—
Weighted average interest rate during period [1]	1.40%	1.39%	0.00%

[1]	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

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
The Corporation’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Corporation’s operating, investing, lending, and financing activities during any given period. Average liquid assets are summarized in the table below:

		Years Ended December 31,
	2005	2004	2003

		(dollars in thousands)
Cash and due from banks	$49,865	$45,905	$38,247
Interest-bearing bank deposits	1,394	3,359	928
Federal funds sold	21,291	15,844	14,362

Total	$72,550	$65,108	$53,537

Percent of average total assets	3.5%	3.7%	3.6%

The Corporation’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, deposits, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of December 31, 2005 and 2004. Long-term liquidity needs will be satisfied primarily through the retention of capital funds.
An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation’s ability to securitize or package loans (primarily mortgage loans) for sale. During 2005 the Corporation originated $178,404,000 and sold $176,241,000 in mortgage loans held for sale compared to originations of $159,560,000 and sales of $182,368,000 in 2004, and originations of $400,967,000 and sales of $463,199,000 in 2003. As of December 31, 2005, the Corporation held $11,737,000 in loans held for sale.
On July 29, 2005, First Busey Corporation acquired Tarpon Coast National Bank through the acquisition of its parent company Tarpon Coast Bancorp, Inc. Tarpon shareholders received $16,778,000 in First Busey common stock and $19,131,000 in cash consideration. First Busey funded the cash portion of this transaction by issuing $10,000,000 in trust preferred securities through First Busey Statutory Trust III and by drawing on its commercial loan at JPMorgan Chase, N.A. The arrangement is a note, in the amount of $42,000,000, which matures in June, 2011, and carries interest at LIBOR plus 1.25%.
On June 1, 2004, First Busey Corporation completed the acquisition of First Capital Bankshares, Inc. of Peoria, Illinois, the holding company of First Capital Bank. In order to partially fund this transaction First Busey issued $15,000,000 in trust preferred securities through First Busey Statutory Trust II. These securities were issued in April, 2004. The balance is financed through a commercial loan agreement with JPMorgan Chase N.A.
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
The Corporation’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of December 31, 2005 and 2004, the Corporation had outstanding loan commitments including lines of credit of $559,847,000, and $413,679,000 respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases. The following table summarizes significant contractual obligations and other commitments as of December 31, 2005.
The following table summarizes significant contractual obligations and other commitments as of December 31, 2005

				Junior
				Subordinated
		Short- and		Debt Owed to
	Certificates of	Long-term	Operating	Unconsolidated
	Deposit	Borrowing	Leases	Trusts	Total

	(dollars in thousands)
2006	$466,148	$25,898	$1,007	$—	$493,053
2007	149,804	23,198	911	—	173,913
2008	58,680	44,373	705	—	103,758
2009	36,659	14,373	210	—	51,242
2010	21,779	17,636	127	—	39,542
Thereafter	680	44,405	153	50,000	95,238

Total	$733,750	$169,883	$3,113	$50,000	$956,746

Commitments to extend credit					$559,847

Net cash flows provided by operating activities totaled $30,309,000, $48,603,000 and $52,727,000 in 2005, 2004 and 2003, respectively. Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of mortgage loans held for sale. Operating cash flows decreased during 2005 and 2004 relative to 2003 due primarily to lower mortgage loan sale activity. Net cash provided by mortgage loans originated totaled $408,000 in 2005, $25,497,000 in 2004 and $36,415,000 in 2003.
Net cash used by investing activities totaled $126,222,000, $273,586,000 and $116,713,000 in 2005, 2004, and 2003, respectively. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation’s investment portfolio, loans held in the Corporation’s portfolio, and subsidiary or business unit acquisition activities. In 2005 First Busey’s proceeds from the sales and maturities of investment securities classified as available-for-sale totaled $218,304,000, and the Corporation purchased $178,151,000 in securities resulting in net cash provided by securities activity of 40,153,000. In 2004, First Busey’s proceeds from the sales and maturities of securities classified as available-for-sale totaled $195,885,000, and the Corporation purchased $271,763,000 in securities resulting in net cash used by securities activity of $75,878,000. In 2003, sales and maturities totaled and purchases totaled $221,526,000 and purchases totaled $212,444,000, resulting in net cash generated of $9,082,000. Net loan portfolio growth totaled $156,573,000, $156,755,000, and $124,402,000, in 2005, 2004, and 2003, respectively. In July, 2005, First Busey purchased the outstanding shares of Tarpon Coast Bancorp, Inc., resulting in the net use of $12,392,000. During June, 2004, the Corporation purchased the outstanding shares of First Capital Bankshares resulting in the net use of $35,990,000.
Net cash provided by financing activities was $108,879,000, $220,577,000, and $68,738,000 in 2005, 2004, 2003, respectively. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt. Deposits, which are the Corporation’s primary funding source, grew $111,147,000 in 2005, $155,143,000 in 2004, and $42,990,000 in 2003. The Corporation has increased its use of short-term and long-term advances from the Federal Home Loan Banks of Chicago and Atlanta to fund growth in loan and investment balances. The Corporation issued junior subordinated debt and increased long-term debt to fund the July, 2005, acquisition of Tarpon Coast Bancorp, Inc. and June, 2004, acquisition of First Capital Bankshares, Inc.
Capital Resources
Other than from the issuance of common stock, the Corporation’s primary source of capital is net income retained by the Corporation. During the year ended December 31, 2005, the Corporation earned $26,934,000 and paid dividends of $11,564,000 to stockholders, resulting in the retention of current earnings of $15,370,000.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2005, the Corporation had a total capital to total risk-weighted asset ratio of 10.31%, a Tier 1 capital to risk-weighted asset ratio of 8.70% and a Tier 1 leverage ratio of 6.93%; Busey Bank had ratios of 11.27%, 9.64%, and 7.56%, respectively. The Corporation’s thrift subsidiary, Busey Bank Florida, had ratios of 13.17%, 11.91%, and 9.36%, respectively. Tarpon Coast National Bank had ratios of 11.47%, 10.59%, and 9.58%, respectively. As these ratios indicate, the Corporation and its bank subsidiaries exceed the regulatory capital guidelines.
Regulatory Considerations
In accordance with Federal Reserve Board regulations in effect on December 31, 2005, First Busey is allowed, for regulatory purposes, to include all $50,000,000 of the outstanding cumulative trust preferred securities in Tier 1 capital (as defined by regulation). On March 1, 2005, the Federal Reserve Board issued final regulations allowing for the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, but with further restrictions on the amount of trust preferred securities and other restricted core capital elements that may be included in Tier 1 capital. The final rule allows for a five-year transition period to March 31, 2009, for application of the new limits. If those limitations had been in effect at December 31, 2005, First Busey would have been allowed to include approximately $34,838,000 of the cumulative trust preferred securities in Tier 1 capital; the remainder would be included in Tier 2 capital. The Corporation would have exceeded all regulatory minimum capital ratios if the newly adopted regulations had been in effect on December 31, 2005.
New Accounting Pronouncements
Information relating to new accounting pronouncements appears in Note 1 in the Notes to the consolidated financial statements.
Effects of Inflation
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Selected Statistical Information” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A.	Selected Statistical Information
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
The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	Years Ended December 31,
	2005			2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/		Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Average Balance	Expense	Rate

				(dollars in thousands)
Assets
Interest-bearing bank deposits	$1,394	$43	3.08%	$3,359	$46	1.37%	$928	$8	0.86%
Federal funds sold	21,291	564	2.65%	15,844	272	1.72%	14,362	149	1.04%
Investment securities:
U.S. Treasuries and Agencies	213,287	6,449	3.02%	172,812	4,533	2.62%	164,633	5,098	3.10%
Obligations of states and political subdivisions[1]	63,436	3,742	5.90%	49,863	2,985	5.99%	51,452	3,125	6.07%
Other securities	48,258	1,844	3.82%	42,839	1,631	3.81%	26,153	960	3.67%
Loans (net of unearned (discount)[1,2]	1,604,198	105,288	6.56%	1,355,487	77,759	5.74%	1,118,667	65,769	5.88%

Total interest-earning assets[1]	$1,951,864	$117,930	6.04%	$1,640,204	$87,226	5.32%	$1,376,195	$75,109	5.46%

Cash and due from banks	49,865			45,905			38,247
Premises and equipment	31,203			24,553			24,887
Allowance for loan losses	(21,050)			(17,716)			(16,228)
Other assets	90,204			63,900			44,858

Total assets	$2,102,086			$1,756,846			$1,467,959

Liabilities and Stockholders’ Equity
Interest bearing transaction deposits	$42,150	$420	1.00%	$26,917	$188	0.70%	$18,194	$87	0.48%
Savings deposits	116,978	867	0.74%	111,796	704	0.63%	105,649	733	0.69%
Money market deposits	597,913	9,803	1.64%	510,864	4,149	0.81%	449,544	3,390	0.75%
Time deposits	691,790	22,849	3.30%	578,808	16,395	2.83%	497,875	15,434	3.10%
Short-term borrowings:
Federal funds purchased	9,865	234	2.37%	5,010	64	1.28%	2,999	42	1.40%
Securities sold under agreements to repurchase	44,998	945	2.10%	26,864	335	1.25%	7,497	104	1.39%
Other	4,112	100	2.44%	9,293	158	1.70%	—	—	—
Long-term debt	163,865	6,669	4.07%	136,513	5,372	3.94%	81,405	3,578	4.40%
Junior subordinated debt issued to unconsolidated trusts	45,385	3,455	7.61%	35,385	2,676	7.56%	25,000	2,250	9.00%

Total interest-bearing liabilities	$1,717,056	$45,342	2.64%	$1,441,450	$30,041	2.08%	$1,188,163	$25,618	2.16%

Net interest spread			3.40%			3.24%			3.30%

Demand deposits	221,632			175,463			149,030
Other liabilities	13,538			9,577			9,166
Stockholders’ equity	149,860			130,356			121,600

Total liabilities and stockholders’ equity	$2,102,086			$1,756,846			$1,467,959

Interest income/earning assets[1]	$1,951,864	$117,930	6.04%	$1,640,204	$87,226	5.32%	$1,376,195	$75,109	5.46%
Interest expense/earning assets	$1,951,864	$45,342	2.32%	$1,640,204	$30,041	1.83%	$1,376,195	$25,618	1.86%

Net interest margin[1]		$72,588	3.72%		$57,185	3.49%		$49,491	3.60%

[1]	On a tax equivalent basis, assuming a federal income tax rate of 35%

[2]	Non-accrual loans have been included in average loans, net of unearned discount

Changes in Net Interest Income:

	Years Ended December 31, 2005, 2004, and 2003

	Year 2005 vs. 2004 Change due to1			Year 2004 vs. 2003 Change due to1

	Average	Average	Total	Average	Average	Total
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Change

			(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$3	$(6)	$(3)	$31	$7	$38
Federal funds sold	113	179	292	17	106	123
Investment securities:
U.S. Treasuries and Agencies	1,160	756	1,916	272	(837)	(565)
Obligations of state and political subdivisions[2]	800	(43)	757	(96)	(44)	(140)
Other securities	207	6	213	634	37	671
Loans[2]	15,419	12,110	27,529	13,542	(1,552)	11,990

Change in interest income[2]	$17,702	$13,002	$30,704	$14,400	$(2,283)	$12,117

Increase (decrease) in interest expense:
Interest bearing transaction deposits	$132	$100	$232	$52	$49	$101
Savings deposits	34	129	163	49	(78)	(29)
Money market deposits	810	4,844	5,654	485	274	759
Time deposits	3,488	2,966	6,454	2,048	(1,087)	961
Federal funds purchased	91	79	170	25	(3)	22
Securities sold under agreements to repurchase	303	307	610	240	(9)	231
Other short-term borrowings	(260)	202	(58)	158	—	158
Long-term debt	1,108	189	1,297	2,122	(328)	1,794
Junior subordinated debt owed to unconsolidated trusts	761	18	779	692	(266)	426

Change in interest expense	$6,467	$8,834	$15,301	$5,871	$(1,448)	$4,423

Increase (decrease) in net interest income[2]	$11,235	$4,168	$15,403	$8,529	$(835)	$7,694

Percentage increase in net interest income over prior period			26.9%			15.5%

[1]	Changes due to both rate and volume have been allocated proportionally

[2]	On a tax equivalent basis, assuming a federal income tax rate of 35%
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
These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of the Corporation to successfully complete acquisitions, the continued growth of the geographic regions served by the Corporation, and the retention of key individuals in the Corporation’s management structure.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of change in asset values due to movements in underlying market rates and prices. Interest rate risk is the risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting the Corporation as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Corporation’s business activities.
The Corporation’s subsidiary banks, Busey Bank, Busey Bank Florida and Tarpon Coast National Bank, have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks’ balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.
The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset liability committees and approved by the Corporation’s Board of Directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.
Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is however, only a static, single-day depiction of the Corporation’s rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.
The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 2005.

	Rate Sensitive Within
						181 Days –
	1-30 Days	31-90 Days		91-180 Days		1 Year	Over 1 Year	Total
	(dollars in thousands)
Interest-bearing deposits	$954		$—		$—	$—	$—	$954
Federal funds sold	2,300		—		—	—	—	2,300
Investment securities
U.S. Treasuries and Agencies	698		25,927		8,969	70,659	96,671	202,924
States and political subdivisions	2,351		1,288		1,982	5,118	71,318	82,057
Other securities	15,053		1,021		1,186	2,288	26,708	46,256
Loans (net of unearned interest)	696,372		138,943		113,275	170,303	630,269	1,749,162

Total rate-sensitive assets	$717,728		$167,179		$125,412	$248,368	$824,966	$2,083,653

Interest bearing transaction deposits	$48,042		$—		$—	$—	$—	$48,042
Savings deposits	117,090		—		—	—	—	117,090
Money market deposits	645,347		—		—	—	—	645,347
Time deposits	92,554		88,485		135,972	152,383	264,356	733,750
Federal funds purchased and repurchase agreements	50,113		—		—	—	—	50,113
Short term borrowings
Long-term debt	55,058		19,000		1,845	14,655	79,325	169,883
Junior subordinated debt issued to unconsolidated trusts	—		25,000		—	—	25,000	50,000

Total rate-sensitive liabilities	$1,008,204		$132,485		$137,817	$167,038	$368,681	$1,814,225

Rate-sensitive assets less rate-sensitive liabilities	$(290,476)		$34,694		$(12,405)	$81,330	$456,285	$269,428

Cumulative Gap	$(290,476)	$	(255,782)	$	(268,187)	$(186,857)	$269,428

Cumulative amounts as a percentage of total rate-sensitive assets	-13.94%		-12.28%		-12.87%	-8.97%	12.93%

Cumulative Ratio	0.71		0.78		0.79	0.87	1.15

First Busey Corporation’s funds management policy requires the subsidiary banks to maintain a cumulative rate-sensitivity ration of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods. As of December 31, 2005, the Banks and the Corporation, on a consolidated basis, are within those guidelines.
The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $290.5 million in the 1-30 day repricing category as more liabilities were subject to repricing during that time period than assets were subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 180 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure as of December 31, 2005, indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.
The asset-liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. Other factors influence the effect of interest rate fluctuations on the Corporation’s net interest margin. For example, a decline in interest rates may lead borrowers to repay their loans more rapidly which could mitigate some of the expected benefit of the decline in interest rates when negatively gapped. Conversely, a rapid rise in interest rates could lead to an increase in the net interest margin if the increased rates on loans and other interest-earning assets are higher than those on interest-bearing deposits and other liabilities.
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

	Basis Point Changes
	-100	+100	+200

December 31, 2005	(0.18%)	(0.45%)	(1.29%)

December 31, 2004	(3.88%)	0.70%	0.97%
First Busey’s funds management policy defines a targeted range of +/- 10% change in net interest margin in a 1-year time frame for interest rate shocks of +/- 100 basis points and +/- 200 basis points. As indicated in the table above, the Corporation is within this targeted range on a consolidated basis.

Item 8. Financial Statements and Supplementary Data
The financial statements are presented beginning on page 45.
First Busey’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The corporation’s internal control over financial reporting is a process designed under the supervision of the Corporation’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Management has performed a comprehensive review, evaluation, and assessment of the Corporation’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework.”
Tarpon Coast National Bank (“TCNB”) has been excluded from management’s assessment of internal controls as of December 31, 2005, because it was acquired by the Corporation in a purchase combination on July 29, 2005, and it was not possible for management to conduct an assessment of TCNB’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment. TCNB represented total assets of approximately $177 million and net income of $769,000, of the Corporation’s related consolidated financial statement amounts as of and for the year ended December 31, 2005.
Based on the assessment, management has determined that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective, based on the COSO criteria. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report appearing on page 47.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2005, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control over Financial Reporting
The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” under “Item 8. Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other information
Not applicable.
Part III
Item 10. Directors and Executive Officers of the Registrant
(a)	Directors of the Registrant. Incorporated by reference is the information set forth on pages 4-6 of the 2006 Proxy Statement.
(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.
Item 11. Executive Compensation
Incorporated by reference is the information set forth on pages 10-11 of the 2006 Proxy Statement (except the information set forth in the sections “Report of the Compensation Committee on Executive Compensation”).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference is the information set forth under the heading “Common Stock Ownership of Certain Beneficial Owners and Management” on pages 8-9 of the 2006 Proxy Statement.
The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plan, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available for
	to be issued upon		future issuance under equity
	exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by stockholders	627,425	$17.62	1,829,275

Equity compensation plans not approved by stockholders	—	—	—

Total	627,425	$17.62	1,829,275

Item 13. Certain Relationships and Related Transactions
Incorporated by reference is the information set forth under the heading “Certain Relationships and Related Transactions” on page 15 of the 2006 Proxy Statement.
Item 14. Principal Accountant Fees and Services
Incorporated by reference is the information set forth under the heading “Audit Committee” on pages 5-6 of the 2006 Proxy statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of First Busey Corporation (filed as Exhibit 3.1 to First Busey’s Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 10, 2004, (Commission File No. 0-15950), and incorporated herein by reference)

3.2	First Busey Corporation Revised By-Laws (filed as Exhibit 3.2 to First Busey’s Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 10, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.1	First Busey Corporation 1993 Restricted Stock Award Plan (filed as Appendix E to First Busey’s definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.3	First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.4	First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey’s definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.5	First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.6	First Busey Corporation loan agreement with JPMorgan Chase N.A., formerly known as Bank One, to be filed as Exhibit A to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004

14.1	First Busey Corporation Code of Ethics (filed as Exhibit 14.1 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (Registration 0-015950), and incorporated herein by reference)

21.1	List of Subsidiaries of First Busey Corporation

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Financial Officer
Financial Statement Schedules
Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.
First Busey Corporation Index to Financial Statements

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 16, 2006.

FIRST BUSEY CORPORATION
BY //DOUGLAS C. MILLS//

Douglas C. Mills
Chairman of the Board, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006.

Signature	Title
//DOUGLAS C. MILLS// Douglas C. Mills	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)

//BARBARA J. HARRINGTON// Barbara J. Harrington	Chief Financial Officer (Principal Financial Officer)

//JOSEPH M. AMBROSE// Joseph M. Ambrose	Director

//DAVID L. IKENBERRY/ David L. Ikenberry	Director

//E. PHILLIPS KNOX// E. Phillips Knox	Director

//V. B. LEISTER, JR.// V. B. Leister, Jr.	Director

//JOSEPH E. O’BRIEN// Joseph E. O’Brien	Director

//ARTHUR R. WYATT// Arthur R. Wyatt	Director

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004, AND 2003
CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING	46

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	48

Consolidated statements of income	49

Consolidated statements of stockholders’ equity	50 – 52

Consolidated statements of cash flows	53 – 55

Notes to consolidated financial statements	56 – 94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS
To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois
We have audited the consolidated balance sheets of First Busey Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Busey Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of First Busey Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of First Busey Corporation’s internal control over financial reporting.
Champaign, Illinois
March 10, 2006
McGladrey & Pullen LLP serves clients’ global business needs through its membership in RSM International (an affiliation of separate and independent accounting and consulting firms).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM 0N
INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that First Busey Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
McGladrey & Pullen LLP serves clients’ global business needs through its membership in RSM International (an affiliation of separate and independent accounting and consulting firms).

In our opinion, management’s assessment that First Busey Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of First Busey Corporation and Subsidiaries and our report dated March 10, 2006 expressed an unqualified opinion.
Champaign, Illinois
March 10, 2006

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$60,957	$47,991
Federal funds sold	2,300	3,100
Securities available for sale	331,237	352,256
Loans held for sale (fair value 2005 $11,877; 2004 $9,717)	11,737	9,574
Loans (net of allowance for loan losses 2005 $23,190; 2004 $19,217)	1,714,235	1,447,109
Premises and equipment	37,815	26,295
Goodwill	54,102	31,785
Other intangible assets	5,122	3,852
Cash surrender value of bank owned life insurance	18,894	17,634
Other assets	27,023	24,845

Total assets	$2,263,422	$1,964,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$265,170	$213,921
Interest bearing	1,544,229	1,344,901

Total deposits	1,809,399	1,558,822
Federal funds purchased and securities sold under agreements to repurchase	50,113	41,558
Short-term borrowings	—	11,250
Long-term debt	169,883	165,374
Junior subordinated debt owed to unconsolidated trusts	50,000	40,000
Other liabilities	14,313	8,565

Total liabilities	2,093,708	1,825,569

Commitments and contingencies (Note 19)

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, 2005 $.001 par value; 2004 no par value, authorized 40,000,000 shares; 2005 22,082,024 shares issued; 2004 21,232,059 shares issued	22	6,291
Common stock to be issued	408	—
Surplus	44,812	21,696
Retained earnings	129,729	114,359
Accumulated other comprehensive income	7,282	9,170

Total stockholders’ equity before treasury stock, unearned ESOP shares and deferred compensation for restricted stock awards	182,253	151,516
Common stock in treasury, at cost, 577,942 shares 2005; 623,908 shares 2004	(10,477)	(10,173)
Unearned ESOP shares and deferred compensation for restricted Stock awards	(2,062)	(2,471)

Total stockholders’ equity	169,714	138,872

Total liabilities and stockholders’ equity	$2,263,422	$1,964,441

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans, including fees	$104,971	$77,499	$65,603
Debt securities
Taxable interest income	7,624	5,487	5,321
Nontaxable interest income	2,432	1,939	2,031
Dividends	713	722	745
Federal funds sold	564	272	149

Total interest and dividend income	116,304	85,919	73,849

Interest expense:
Deposits	33,938	21,436	19,644
Federal funds purchased and securities sold under agreements to repurchase	1,179	399	146
Short-term borrowings	100	158	—
Long-term debt	6,670	5,372	3,578
Junior subordinated debt owed to unconsolidated trusts	3,455	2,676	2,250

Total interest expense	45,342	30,041	25,618

Net interest income	70,962	55,878	48,231
Provision for loan losses	3,490	2,905	3,058

Net interest income after provision for loan losses	67,472	52,973	45,173

Other income:
Service charges on deposit accounts	7,895	7,841	7,319
Trust fees	5,752	5,339	4,615
Commissions and brokers’ fees, net	2,327	2,335	2,103
Other service charges and fees	2,318	2,035	1,836
Security (losses) gains, net	(54)	1,373	975
Gain on sales of loans	2,571	2,689	6,183
Other	2,728	2,178	1,654

Total other income	23,537	23,790	24,685

Other expenses:
Salaries and wages	23,217	19,529	18,491
Employee benefits	5,271	4,297	3,823
Net occupancy expense of premises	4,576	3,921	3,158
Furniture and equipment expenses	3,099	2,384	2,446
Data processing	1,962	1,915	1,755
Amortization of intangible assets	1,101	631	414
Stationery, supplies and printing	1,123	1,020	1,061
Other	10,766	9,388	8,821

Total other expenses	51,115	43,085	39,969

Income before income taxes	39,894	33,678	29,889
Income taxes	12,960	11,224	10,025

Net income	$26,934	$22,454	$19,864

Basic earnings per share	$1.29	$1.10	$0.98

Diluted earnings per share	$1.29	$1.09	$0.97

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)
							Deferred
				Accumulated			Compensation
				Other		Unearned	for Restricted
	Common		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total

Balance, December 31, 2002	$6,291	$20,862	$91,639	$10,276	$(12,050)	$(1,759)	$(96)	$115,163

Comprehensive income:
Net income	—	—	19,864	—	—	—	—	19,864
Other comprehensive income, net of tax:
Unrealized losses on securities available for sale arising during period, net of tax benefit of ($306)	—	—	—	—	—	—	—	(497)
Reclassification adjustment, net of taxes of ($387)	—	—	—	—	—	—	—	(588)

Other comprehensive income, net of tax of ($693)	—	—	—	(1,085)	—	—	—	(1,085)

Comprehensive income	—	—	—	—	—	—	—	18,779

Purchase of 235,200 shares for the treasury	—	—	—	—	(4,079)	—	—	(4,079)
Issuance of 265,263 shares of treasury stock for option exercise and related tax benefit	—	(126)	—	—	3,575	—	—	3,449
Issuance of 133,823 shares of treasury stock to benefit plans	—	173	—	—	1,887	—	—	2,060
Cash dividends:
Common stock at $.45 per share	—	—	(9,215)	—	—	—	—	(9,215)
Employee stock ownership plan shares allocated	—	59	—	—	—	262	—	321
Proceeds from employee stock ownership plan debt	—	—	—	—	—	(1,356)	—	(1,356)
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	55	55

Balance, December 31, 2003	$6,291	$20,968	$102,288	$9,191	$(10,667)	$(2,853)	$(41)	$125,177

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
Years Ended December 31, 2005, 2004, and 2003

(Dollars in thousands)
							Deferred
				Accumulated			Compensation
				Other		Unearned	for Restricted
	Common		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total

Balance, December 31, 2003	$6,291	$20,968	$102,288	$9,191	$(10,667)	$(2,853)	$(41)	$125,177

Comprehensive Income:
Net Income	—	—	22,454	—	—	—	—	22,454
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax benefit of $535	—	—	—	—	—	—	—	806
Reclassification adjustment, net of taxes of ($546)	—	—	—	—	—	—	—	(827)

Other comprehensive income, net of tax of ($11)	—	—	—	(21)	—	—	—	(21)

Comprehensive Income	—	—	—	—	—	—	—	22,433

Purchase of 123,727 shares for the treasury	—	—	—	—	(2,264)	—	—	(2,264)
Issuance of 173,550 shares of treasury stock for option exercise and related tax benefit	—	356	—	—	2,220	—	—	2,576
Issuance of 42,113 shares of treasury stock to benefit plans	—	270	—	—	538	—	—	808
Cash dividends:
Common stock at $.51 per share	—	—	(10,383)	—	—	—	—	(10,383)
Employee stock ownership plan shares allocated	—	102	—	—	—	397	—	499
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	26	26

Balance, December 31, 2004	$6,291	$21,696	$114,359	$9,170	$(10,173)	$(2,456)	$(15)	$138,872

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Dollars in thousands)
								Deferred
					Accumulated			Compensation
		Common			Other		Unearned	for Restricted
	Common	Stock to be		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Issued	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total

Balance, December 31, 2004	$6,291	$—	$21,696	$114,359	$9,170	$(10,173)	$(2,456)	$(15)	$138,872

Comprehensive Income:
Net Income	—	—	—	26,934	—	—	—	—	26,934
Other comprehensive income, net of tax:
Unrealized losses on securities available for sale arising during the period, net of tax benefit of $1,265	—	—	—	—	—	—	—	—	(1,921)
Reclassification adjustment, net of tax benefit of $21	—	—	—	—	—	—	—	—	33

Other comprehensive loss, net of tax benefit of $1,244	—	—	—	—	(1,888)	—	—	—	(1,888)

Comprehensive Income	—	—	—	—	—	—	—	—	25,046

Reclassification of common stock from no par value to $.001 par value	(6,270)	—	6,270	—	—	—	—	—	—

Issuance of 849,965 shares of common stock for purchase of Tarpon Coast Bancorp, Inc.	1	408	16,369	—	—	—	—	—	16,778

Purchase of 156,934 shares of treasury	—	—	—	—	—	(3,235)	—	—	(3,235)
Issuance of 192,900 shares of treasury stock for option exercise and related tax benefit	—	—	285	—	—	2,791	—	—	3,076
Issuance of 10,000 shares of treasury stock to benefit plans	—	—	67	—	—	140	—	—	207

Cash dividends:
Common stock at $.56 per share	—	—	—	(11,564)	—	—	—	—	(11,564)
Employee stock ownership plan shares allocated	—	—	125	—	—	—	398	—	523
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	—	11	11

Balance, December 31, 2005	$22	$408	$44,812	$129,729	$7,282	$(10,477)	$(2,058)	$(4)	$169,714

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$26,934	$22,454	$19,864
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11	26	55
Depreciation and amortization	4,720	3,525	3,534
Provision for loan losses	3,490	2,905	3,058
Fair value adjustment on employee stock ownership plan shares allocated	125	102	59
Provision for deferred income taxes	(698)	(1,071)	344
Stock dividends received	(286)	(457)	(495)
Accretion of security discounts, net	(1,027)	(563)	(293)
Security losses (gains), net	54	(1,373)	(975)
Gain on sales of loans, net	(2,571)	(2,689)	(6,183)
Loss (gain) on sales and dispositions of premises and equipment	4	42	(423)
Increase in cash surrender value of bank owned life insurance	(796)	(798)	(727)
Market valuation adjustment on ORE properties	—	760	989
Net gains on sale of ORE properties	(179)	(19)	(24)
Increase in deferred compensation	142	577	415
Change in assets and liabilities:
Increase in other assets	(4,460)	(875)	(1,642)
Increase (decrease) in other liabilities	4.438	560	(1,244)

Net cash provided by operating activities before loan originations and sales	29,901	23,106	16,312

Loans originated for sale	(178,404)	(159,560)	(400,967)
Proceeds from sales of loans	178,812	185,057	437,382

Net cash provided by operating activities	30,309	48,603	52,727

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(178,151)	(271,763)	(212,444)
Proceeds from sales	69,695	55,641	19,033
Proceeds from maturities	148,609	140,244	202,493
Decrease (increase) in Federal funds sold	4,546	(1,507)	—
Increase in loans	(156,573)	(156,755)	(124,402)
Purchases of premises and equipment	(6,293)	(3,529)	(3,724)
Proceeds from sales of premises and equipment	70	7	6,216
Proceeds from sale of ORE properties	4,732	66	1,115
Increase in investment in life insurance	(465)	—	(5,000)
Purchase of subsidiary, net of cash and due from banks acquired	(12,392)	(35,990)	—

Net cash used in investing activities	(126,222)	(273,586)	(116,713)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Financing Activities	$47,257	$83,058	$(27,254)
Net increase (decrease) in certificates of deposit	$47,257	$83,058	$(27,254)
Net increase in demand deposits, money market and savings accounts	63,890	72,085	70,244
Net increase in federal funds purchased and securities sold under agreements to repurchase	5,591	101	13,533
Proceeds from short-term borrowings	4,000	15,250	—
Principal payments on short-term borrowings	(15,250)	(5,250)	—
Proceeds from long-term debt	52,500	74,655	20,000
Principal payments on long-term debt	(47,593)	(25,059)	—
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	10,000	15,000	—
Cash dividends paid	(11,564)	(10,383)	(9,215)
Purchase of treasury stock	(3,235)	(2,264)	(4,079)
Proceeds from sales of treasury stock	3,283	3,384	5,509

Net cash provided by financing activities	108,879	220,577	68,738

Net increase (decrease) in cash and due from banks	12,966	(4,406)	4,752
Cash and due from banks, beginning	47,991	52,397	47,645

Cash and due from banks, ending	$60,957	$47,991	$52,397

FIRST BUSEY CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Purchase of Subsidiary:
Cash payment	$19,131	$42,072	$—
Common stock issued	16,778	—	—

Total purchase price	$35,909	$42,072	$—

Assets acquired:
Cash and due from other banks	$6,739	$6,082	$—
Federal funds sold	3,746	1,593	—
Securities available for sale	21,007	49,285	—
Loans held for sale	—	1,853	—
Loans (net of allowance for loan losses of $1,208 and $2,069)	114,744	147,758	—
Premises and equipment	8,787	3,483	—
Goodwill	22,317	24,405	—
Other intangible assets	2,371	2,383	—
Other assets	1,701	4,392	—
Liabilities assumed:
Deposits	(139,430)	(147,084)	—
Securities sold under agreements to repurchase	(2,964)	(25,457)	—
Short-term borrowings	—	(1,250)	—
Long-term debt	—	(23,322)	—
Other liabilities	(3,109)	(2,049)	—

	$35,909	$42,072	$—

Cash payments for:
Interest	$43,210	$28,707	$26,395
Income taxes	$13,991	$10,555	$9,864

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$701	$138	$527
Employee stock ownership plan shares allocated	$398	$397	$262
Proceeds from employee stock ownership plan debt	$—	$—	$1,356
See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Description of business:
First Busey Corporation (the Corporation) is a financial holding company whose subsidiaries provide a full range of banking services, including security broker/dealer services and investment management and fiduciary services, to individual and corporate customers through its locations in Central Illinois, Indianapolis, Indiana, Fort Myers, Florida, and Port Charlotte, Florida. The Corporation and subsidiaries are subject to competition from other financial institutions and non-financial institutions providing financial products and services. First Busey Corporation and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:
Basis of consolidation
The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiary: BAT, Inc.; Busey Bank Florida; Tarpon Coast National Bank and its subsidiary Tarpon Coast Financial Services; First Busey Resources, Inc.; Busey Investment Group, Inc. and its subsidiaries: First Busey Trust & Investment Company, Inc., First Busey Securities, Inc., Busey Insurance Services, Inc., and Busey Capital Management. The financial statements also include the following wholly owned entities on a deconsolidated basis: First Busey Capital Trust I, First Busey Statutory Trust II, and First Busey Statutory Trust, III. All significant intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements of First Busey Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practice within the banking industry.
Use of estimates
In preparing the accompanying consolidated financial statements, the Corporation’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses, valuation of other real estate, or other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans, and consideration of impairment of goodwill and other intangible assets.
Trust assets
Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Corporation’s bank subsidiaries, are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated financial statements.
Cash flows
For purposes of the consolidated statement of cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds purchased and sold are reported net, since their original maturities are less than three months. Cash flows from loans and deposits are also treated as net increases or decreases.
Securities
Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
maturity mix of the Corporation’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.
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
The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments along with any related fees received from potential borrowers are recorded at fair value, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on the change in estimated fair value of the underlying mortgage loan. The fair value is subject to change primarily due to changes in interest rates and is considered immaterial to the consolidated financial statements.
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
Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to amortized cost. Fair values are estimated using discounted cash flows based on current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Corporation stratifies its capitalized mortgage servicing rights based on the origination date, interest rate, and type of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of outstanding unpaid principal, adjusted for chargeoffs, the allowance for loan losses, and any deferred fees or costs on originated loans.
Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Corporation is generally amortizing these amounts over the contractual life. However, for long-term fixed-rate mortgages the Corporation has anticipated prepayments and assumes an estimated economic life of 5 years or less. Commitment fees and costs are generally based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit and are recognized over the commitment period when the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.
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
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
In addition, regulatory agencies as an integral part of their examination process, periodically review the allowance for loan losses, and may require the Corporation to make additions to the allowance based on their judgment about information available to them at the time of their examinations.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A loan is impaired when, based on current information and events, it is probable the Corporation will be unable to collect scheduled payments of principal and interest payments when due according to the terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement .
Premises and equipment
Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives for premises and equipment are:

Asset Description	Estimated Useful Life

Buildings	20 — 40 years
Furniture and equipment	3 — 10 years
Data processing equipment	3 — 5 years
Software	2 — 3 years
Leasehold improvements	3 — 10 years
Long-lived assets
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
Other real estate owned
Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. The Corporation recognized no loss provision during the year ended December 31, 2005, and $760,000 and $989,000 during the years ended December 31, 2004, and 2003 respectively in valuation allowances associated with the carrying amount of properties held in OREO. Revenue and expense from the operations of foreclosed assets and changes in the valuation allowance are included in operations. Other real estate owned included in other assets was approximately $236,000 and $4,212,000 as of December 31, 2005, and 2004, respectively.
Goodwill and other intangible assets
Costs in excess of the estimated fair value of identifiable net tangible assets acquired consist of goodwill and core deposit intangible assets. Goodwill is not amortized over its useful life, but is subject to at least annual impairment assessments. The Corporation performs assessments by comparing the fair value of outstanding assets less fair value of the entity to the book value of equity for each reportable segment.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Core deposit intangible assets are amortized on a straight-line basis over the estimated period benefited up to 10 years. Total amortization expense was approximately $1,101,000, $631,000, and $414,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
Goodwill disclosures are as follows:

		Tarpon Coast
	Busey Bank	National Bank	Other	Total
		(Dollars in thousands)
Balance, December 31, 2003	$5,832	—	$1,548	$7,380
Acquired during year	24,405	—	—	24,405
Impairment losses	—	—	—	—

Balance, December 31, 2004	$30,237	$—	$1,548	$31,785
Acquired during year	—	22,317	—	22,317
Impairment losses	—	—	—	—

Balance, December 31, 2005	$30,237	$22,317	$1,548	$54,102

Other intangible asset disclosures are as follows:

	As of December 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
	(Dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$12,760	$7,638

Aggregate amortization expense:
2005		$1,101
2004		631
2003		414

Estimated amortization expense:
2006		$1,376
2007		934
2008		846
2009		807
2010		651
Thereafter		508

		5,122

Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and take into consideration the discounted value of projected operating cash flows.
Cash surrender value of bank-owned life insurance
The Corporation has purchased life insurance policies on certain executives and senior officers. Life insurance is recorded at its cash surrender value.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes
The Corporation and its subsidiaries file consolidated Federal and State income tax returns with each subsidiary computing its taxes on a separate entity basis. The provision for income taxes is based on income as reported in the financial statements.
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when in the opinion of management it is more likely than not that a portion of deferred tax assets will not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
Reclassifications
Reclassifications have been made to certain account balances, with no effect on net income or stockholders’ equity, as of and for the years ended December 31, 2004 and 2003, to be consistent with the classifications adopted as of and for the year ended December 31, 2005.
On July 23, 2004, First Busey Corporation’s Board of Directors approved a three-for-two stock split. The stock split was effected in the form of a 50% dividend issued on August 3, 2004, for shareholders of record at the close of business on August 2, 2004. Fractional share amounts resulting from the split were paid to shareholders in cash. Share and per share data have been retroactively adjusted as if the stock split had occurred on January 1, 2003.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based employee compensation
The Corporation has two stock-based employee compensation plans which have been in existence for all periods presented, and which are more fully described in Note 16. As permitted under accounting principles generally accepted in the United States of America, grants of options under the plans are accounted for under the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because options granted under the plans had an exercise price equal to market value of the underlying common stock on the date of grant, no stock-based employee compensation cost is included in determining net income. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2005	2004	2003
	(in thousands, except per share data)
Net income:
As reported	$26,934	$22,454	$19,864
Deduct total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	289	336	257

Pro forma	$26,645	$22,118	$19,607

Basic earnings per share:
As reported	$1.29	$1.10	$0.98
Pro forma	$1.28	$1.09	$0.96

Diluted earnings per share:
As reported	$1.29	$1.09	$0.97
Pro forma	$1.27	$1.08	$0.95
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions. Such models require the use of subjective assumptions, including expected stock price volatility. In management’s opinion, such valuation models may not necessarily provide the best single measure of option value.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

	2005	2004
		Block 1	Block 2

Number of options granted	54,000	54,000	300,000
Risk-free interest rate	3.28%	1.40%	2.12%
Expected life, in years	4.64	5	5
Expected volatility	18.02%	18.20%	18.02%
Expected dividend yield	2.82%	2.80%	2.60%
Estimated fair value per option	$2.82	$2.04	$2.55
The Corporation awarded no stock options during 2003.
Earnings per share
Basic earnings per share are computed by dividing net income for the year by the weighted average number of shares outstanding, including common stock to be issued.
Diluted earnings per share are determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.
The following reflects net income per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2005	2004	2003

Net income available to common shareholders	$26,934,000	$22,454,000	$19,864,000

Basic average common shares outstanding	20,804,804	20,370,473	20,343,180
Dilutive potential due to stock options	114,075	140,950	191,160

Average number of common shares and dilutive potential common shares outstanding	20,918,879	20,511,423	20,534,340

Basic net income per share	$1.29	$1.10	$0.98

Diluted net income per share	$1.29	$1.09	$0.97

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impact of new financial accounting standards
In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R (“SFAS No. 123R”), Share Based Payment ¸ which is an amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost).
The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged.
The Corporation is required to implement SFAS No. 123R beginning January 1, 2006. As of December 31, 2005, the Corporation plans to continue issuing stock options. We currently estimate the expense associated with 2006 equity-based compensation to be approximately $0.01 to $0.02 per share. This amount is subject to revisions as we finalize certain assumptions related to 2006, including the size and nature of awards and forfeiture rates. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow rather than as an operating cash flow as was previously required. We cannot estimate what the future tax benefits will be as the amounts depend on, among other factors, future employee stock option exercises.
On November 3, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance for the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impaired loss. This FSP is applicable for debt and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This guidance requires the evaluation of investments that have a fair value less than its cost and the determination of whether the impairments are other than temporary. This guidance also requires the disclosure of quantitative information as well as additional information the Corporation used to reach its conclusion. FSP No. FAS 115-1 applies for reporting periods beginning after December 15, 2005. This FSP has been adopted and did not have a material effect on the Corporation’s financial statements.
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

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Business Combinations
On July 29, 2005, First Busey Corporation acquired all the outstanding common stock of Tarpon Coast Bancorp, Inc. (Tarpon) and its subsidiary, Tarpon Coast National Bank, a $153 million bank headquartered in Port Charlotte, Florida. First Busey Corporation issued 849,965 shares of common stock and paid cash of $18,797,000 to Tarpon shareholders, which was funded through the issuance of long-term debt and $10 million in additional trust preferred securities. Of the 849,965 shares of common stock issued in the Tarpon acquisition, stock certificates representing 20,658 shares have not been issued to shareholders by First Busey pending the receipt of the appropriate instructions from Tarpon shareholders. The value of these shares has been included in “Common stock to be issued” on First Busey’s consolidated balance sheet. These shares are also included in the Corporation’s earnings-per-share calculations. The transaction has been accounted for as a purchase and the results of operations since the acquisition date have been included in the consolidated financial statements. The purchase price of $35,909,000 was allocated based upon the fair value of the assets acquired and liabilities assumed. The excess of the total acquisition cost over the fair value of the net tangible assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangible of $2,371,000 is being amortized over periods ranging from three to five years.
On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239 million bank headquartered in Peoria, Illinois. This acquisition expands the Corporation’s banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase, and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of assets acquired and liabilities assumed. The excess of total acquisition cost over the fair value of the net tangible assets acquired has been allocated to core deposit intangible assets and goodwill. The core deposit intangibles of $2,383,000 are being amortized over periods ranging from three to ten years.
On May 20, 2005, First Capital Bank merged into Busey Bank bringing all Illinois banking locations under one state bank charter. Following the merger, Busey Bank has 21 banking centers located in Illinois.
Pro forma unaudited operating results for the twelve months ended December 30, 2005 and 2004, giving effect to the Tarpon Coast acquisition as if it had occurred as of January 1, 2004 are as follows:

	2005	2004
	(Dollars in thousands except per share data
Interest income	$120,954	$97,032
Interest expense	46,601	34,220
Provision for loan losses	3,550	3,520
Noninterest income	24,206	25,959
Noninterest expense	55,694	50,867

Income before income taxes	$39,315	$34,384
Income taxes	12,912	11,489

Net income	$26,403	$22,895

Earnings per share – basic	$1.24	$1.08

Earnings per share – diluted	$1.23	$1.07

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro forma unaudited operating results for the twelve months ended December 30, 2004 and 2003, giving effect to the First Capital acquisition as if it had occurred as of January 1, 2003 are as follows:

	2004	2003
	(Dollars in thousands except per share data
Interest income	$90,344	$84,556
Interest expense	31,741	30,556
Provision for loan losses	3,390	3,898
Noninterest income	24,645	26,513
Noninterest expense	45,272	44,541

Income before income taxes	$34,586	$32,074
Income taxes	11,585	10,682

Net income	$23,001	$21,392

Earnings per share — basic	$1.13	$1.05

Earnings per share — diluted	$1.12	$1.04

Note 3. Cash and Due from Banks
The Corporation’s banking and thrift subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Banks of Chicago and Atlanta, which may be offset by cash on hand. The required reserve balances as of December 31, 2005 and 2004 were approximately $20,963,000 and $16,004,000, respectively.
Busey Bank and First Capital Bank have established clearing balance requirements with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 2005, the clearing balance requirements totaled $2,750,000. As of December 31, 2004, the clearing balance requirement was $3,000,000.
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
The Corporation maintains its cash in deposit accounts which, at times, may exceed federally insured limits. The Corporation has not experienced any losses in such accounts. Management believes the Corporation is not exposed to any significant credit risk on cash and cash equivalents.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Securities
The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005:	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$204,538	$88	$1,702	$202,924
Obligations of states and political Subdivisions	81,994	826	763	82,057
Mortgage-backed securities	16,803	106	72	16,837
Corporate debt securities	2,959	7	40	2,926

	306,294	1,027	2,577	304,744
Mutual funds and other equity securities	2,087	13,653	17	15,723
Federal Home Loan Bank and Federal Reserve Bank stock	10,770	—	—	10,770

	$319,151	$14,680	$2,594	$331,237

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004:	Cost	Gains	Losses	Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$249,946	$242	$1,038	$249,150
Obligations of states and political subdivisions	49,949	1,839	20	51,768
Mortgage-backed securities	22,736	466	32	23,170
Corporate securities	2,184	43	7	2,220

	324,815	2,590	1,097	326,308
Mutual funds and other equity securities	3,220	13,736	10	16,946
Federal Home Loan Bank and Federal Reserve Bank stock	9,002	—	—	9,002

	$337,037	$16,326	$1,107	$352,256

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of securities available for sale as of December 31, 2005, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Due in one year or less	$112,832	$112,054
Due after one year through five years	126,719	126,180
Due after five years through ten years	34,525	34,530
Due after ten years	32,218	31,980

	$306,294	$304,744

     Gains and losses related to sales of securities are summarized as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Gross security gains	$584	$1,544	$1,133
Gross security losses	(638)	(171)	(158)

Net security (losses) gains	$(54)	$1,373	$975

The tax (benefit) provisions for these net realized gains and losses amounted to $(21,000), $546,000, and 387,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Investment securities with carrying amounts of $210,162,000 and $226,356,000 on December 31, 2005 and 2004, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004 aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12		existing greater than 12
	months, gross		months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005:	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,344	$510	$88,711	$1,210	$192,055	$1,720
Obligations of states and political subdivisions	46,800	711	2,134	52	48,934	763
Mortgage-backed securities	5,532	52	382	2	5,914	54
Corporate securities	1,285	12	909	28	2,194	40

Subtotal, debt securities	$156,961	$1,285	$92,136	$1,292	$249,097	$2,577

Mutual funds and other equity securities	—	—	64	17	64	17

Total temporarily impaired securities	$156,961	$1,285	$192,200	$1,309	$249,161	$2,594

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12		existing greater than 12
	months, gross		months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004:	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$190,541	$917	$7,380	$121	$197,921	$1,038
Obligations of states and political subdivisions	4,294	19	419	1	4,713	20
Mortgage-backed securities	3,201	32	—	—	3,201	32
Corporate securities	806	7	—	—	806	7

Subtotal, debt securities	$198,842	$975	$7,799	$122	$206,641	$1,097

Mutual funds and other equity securities	54	10	—	—	54	10

Total temporarily impaired securities	$198,896	$985	$7,799	$122	$206,695	$1,107

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total number of securities in the investments portfolio in an unrealized loss position as of December 31, 2005, and December 31, 2004, were 270 and 156, respectively. All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. Unrealized losses in the portfolio at December 31, 2005, and December 31, 2004, resulted from increased market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Corporation has the ability and intent to hold these securities until market price recovery or maturity, these investments are not considered by management to be other-than-temporarily impaired.
Note 5. Loans
The composition of loans is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$219,134	$216,290
Real estate construction	345,454	235,547
Real estate — farmland	10,188	11,750
Real estate — 1 to 4 family residential mortgage	517,185	443,320
Real estate — multifamily mortgage	104,502	106,163
Real estate — non-farm nonresidential mortgage	470,779	363,993
Installment	45,702	63,315
Agricultural	23,433	25,224

	1,736,377	1,465,602
Plus net deferred loan origination costs	1,048	724

	1,737,425	1,466,326
Less allowance for loan losses	23,190	19,217

Net loans	$1,714,235	$1,447,109

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $575,281,000 and $470,156,000 as of December 31, 2005 and 2004, respectively. The loan portfolio also includes a concentration of loans for real estate construction amounting to approximately $345,454,000 as of December 31, 2005. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation’s credit loss experience on its loan portfolio as a whole.
Geographic distribution of the commercial real estate loans as of December 31, 2005 and 2004 follows:

	December 31,
	2005	2004
	(dollars in thousands)
Illinois	$335,702	$306,324
Florida	167,745	93,970
Indiana	71,834	69,862

	$575,281	$470,156

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management’s opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.
Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Loans 90 days past due and still accruing	$1,420	$2,141
Non-accrual loans	4,483	1,523

	5,903	3,664

The following table presents data on impaired loans:

	2005	2004	2003
	(Dollars in thousands)
Impaired loans for which a specific allowance has been provided	$2,361	$408	$—
Impaired loans for which no specific allowance has been provided	$682	$503	$2,214

Total loans determined to be impaired	$3,043	$911	$2,214

Allowance for loan loss for impaired loans included in the allowance for loan losses	$800	$168	$—

Average recorded investment in impaired loans	$881	$1,670	$1,193

Interest income recognized from impaired loans	$250	$28	$—

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Allowance for Loan Losses
Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2005	2004	2003

	(Dollars in thousands)
Balance, beginning of year	$19,217	$16,228	$15,460
Addition due to acquisition	1,208	2,069	—
Provision for loan losses	3,490	2,905	3,058
Recoveries applicable to loan balances previously charged off	215	202	225
Loan balances charged off	(940)	(2,187)	(2,515)

Balance, end of year	$23,190	$19,217	$16,228

Note 7. Loan Servicing
The unpaid principal balances of loans serviced by the Corporation for the benefit of other are not included in the accompanying consolidated balance sheets. These unpaid principal balances were $529,086,000 and $568,081,000 as of December 31, 2005 and 2004, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees and is net of amortization of capitalized mortgage servicing rights.
The balance of capitalized servicing rights included in other assets at December 31, 2005 and 2004, was $1,340,000 and $1,964,000, respectively. The fair values of these servicing rights were $1,843,000 and $2,025,000, respectively, at December 31, 2005 and 2004. The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2005	2004	2003

	(Dollars in thousands)
Mortgage servicing rights capitalized	$450	$838	$2,679

Mortgage servicing rights amortized	$1,074	$1,153	$1,874

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
	2005	2004

	(Dollars in thousands)
Land	$11,131	$7,381
Buildings and improvements	32,830	25,045
Furniture and equipment	22,462	21,386

	66,423	53,812
Less accumulated depreciation	28,608	27,517

	$37,815	$26,295

Depreciation expense was $3,487,000, $2,894,000, and $3,120,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
Note 9. Deposits
The composition of deposits is as follows:

	December 31,
	2005	2004

	(dollars in thousands)
Demand deposits, noninterest-bearing	$265,170	$213,921
Interest-bearing transaction deposits	48,042	31,129
Savings deposits	117,090	113,822
Money market deposits	645,347	538,560
Time deposits	733,750	661,390

Total	$1,809,399	$1,558,822

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $209,872,000 and $196,260,000 at December 31, 2005 and 2004, respectively. Brokered deposits of $8,337,000 and $16,423,000 are included in the balance of time deposits with a minimum denomination of $100,000 as of December 31, 2005 and 2004, respectively.
     As of December 31, 2005, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2006	$466,148
2007	149,804
2008	58,680
2009	36,659
2010	21,779
Thereafter	680

$733,750

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four years from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by the Corporation’s safekeeping agent. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Balances of securities sold under agreements to repurchase were $42,228,000 and $41,558,000 as of December 31, 2005 and 2004, respectively.
Note 11. Short-term Borrowings
Short-term borrowings consist of fixed-rate advances which mature in less than one year from date of origination. The advances are borrowed from the Federal Home Loan Bank of Chicago, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank of Chicago stock. The Corporation had no short-term borrowings outstanding as of December 31, 2005. Interest rates on the short-term advances outstanding as of December 31, 2004, ranged from 1.31% to 2.05% with an average weighted rate of 1.86%.
At December 31, 2005, First Busey Corporation had an operating line in the amount of $10,000,000 from its primary correspondent bank. The entire balance was available as of December 31, 2005. The line, which is collateralized by the outstanding shares of Busey Bank, matures on January 20, 2006.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Long-term Debt
Long-term debt is summarized as follows:

	December 31,
	2005	2004

	(Dollars in thousands)
Notes payable, JPMorgan Chase N.A., formerly known as Bank One, interest payable quarterly

$250,000 term loan, at one-year LIBOR plus 1.25% (effective rate of 4.49% at December 31, 2005), principal payment of $25,000 due annually on December 15, final payment due December 15, 2006, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in August, 1997 (3,000 shares as of December 31, 2005; 6,000 shares as of December 31, 2004)	$25	$50

$2,370,000 term loan, at one-year LIBOR plus 1.25% (effective rate of 4.49% at December 31, 2005), principal payment of $237,000 due annually on December 15, final payment due December 15, 2009, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in November, 1999 (60,000 shares as of December 31, 2005; 75,000 shares as of December 31, 2004)	$948	$1,185

$1,356,500 term loan at one-year LIBOR plus 1.25% (effective rate of 4.49% at December 31, 2005), principal payment of $135,650 due annually on December 15, final payment due December 15, 2013, collateralized by unallocated shares of First Busey Corporation common stock purchased by employee stock ownership plan in December, 2003 (60,000 shares as of December 31, 2005; 67,500 shares as of December 31, 2004)	$1,085	$1,221

$42,000,000 term loan at six-month LIBOR plus 1.25% (effective rate of 4.49% at December 31, 2005), principal payment of $4,000,000 due annually; next annual payment due January 25, 2007, final payment due on June 1, 2011, collateralized by the outstanding shares of Busey Bank.	$42,000	$30,000

Notes payable, Federal Home Loan Banks of Chicago and Atlanta, collateralized by all otherwise unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank stock.	$125,825	$132,918

	$169,883	$165,374

In connection with the $42,000,000 term loan, the Corporation has agreed, among other things, not to incur at the holding company level additional debt exceeding $5,000,000, pledge as collateral any personal or real property, dispose of assets exceeding ten percent of the consolidated assets of the Corporation, become a guarantor of otherwise liable for debts of any other person, purchase the assets of or merge with another institution without prior consent of the lender. Additionally, First Busey has agreed to maintain an annual return on average total assets of 0.70% and to maintain sufficient capital to be classified as “well capitalized” on both a consolidated basis and at the individual bank level.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2005, funds borrowed from the Federal Home Loan Banks of Chicago and Atlanta, listed above, consisted of fixed-rate advances maturing through January, 2013, with interest rates ranging from 2.54% to 5.30%. The weighted average rate on these long-term advances was 4.12% and 3.95% as of December 31, 2005 and 2004, respectively.
As of December 31, 2005, the scheduled maturities of long-term debt, in thousands, are as follows:

2006	$25,898
2007	23,198
2008	44,373
2009	14,373
2010	17,636
Thereafter	44,405

$169,883

Note 13. Junior Subordinated Debt Owed to Unconsolidated Trusts
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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2005:

	First Busey Capital Trust I	First Busey Statutory	First Busey Statutory Trust
		Trust II	III(1)

Junior Subordinated Notes:
Principal balance	$25,000,000	$15,000,000	$10,000,000
Annual interest rate	9.00%	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%
Stated maturity date	June 18, 2031	June 17, 2034	June 15, 2035
Call date	June 18, 2006	June 17, 2009	June 15, 2010

Trust Preferred Securities:
Face value	$25,000,000	$15,000,000	$10,000,000
Annual distribution rate	9.00%	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%
Issuance date	June 18, 2001	April 30, 2004	June 15, 2005
Distribution dates(2)	Quarterly	Quarterly	Quarterly

(1) Established June 15, 2005

(2) All cash distributions are cumulative
As of January 1, 2004, the Corporation adopted FASB Interpretation No. 46, Consolidated of Variable Interest Entities, as revised in December, 2003. Upon adoption, the Corporation deconsolidated the capital trust entities outstanding as of that date. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption of the junior subordinated notes on a date no earlier than June 18, 2006, for First Busey Capital Trust I, June 17, 2009, for First Busey Statutory Trust II, and June 15, 2010, for First Busey Statutory Trust III. Prior to these respective redemption dates, the junior subordinated notes may also be redeemed by the Corporation (in which case the trust preferred securities would also be redeemed) after the

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
occurrence of certain events that would have a negative tax effect on the Corporation or the trusts, would cause the trust preferred securities to no longer qualify for Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated notes. The Corporation’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each trust’s obligations under the trust preferred securities issued by each trust. The Corporation has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.
In March, 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. Any amount not included in Tier 1 Capital can generally be included in Total Capital. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of December 31, 2005, $34,838,000 of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March, 2005.
Note 14. Income Taxes
The components of income taxes consist of:

	Years Ended December 31,
	2005	2004	2003

	(Dollars in thousands)
Current	$13,658	$12,295	$9,681
Deferred	(698)	(1,071)	344

Total income tax expense	$12,960	$11,224	$10,025

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2005		2004		2003
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income

	(Dollars in thousands)
Income tax at statutory rate	$13,963	35.0%	$11,787	35.0%	$10,461	35.0%
Effect of:
Tax-exempt interest, net	(966)	(2.4%)	(797)	(2.4%)	(819)	(2.7%)
Income on bank owned life insurance	(316)	(0.8%)	(317)	(0.9%)	(287)	(1.0%)
Amortization of intangibles	(70)	(0.2%)	51	0.1%	(35)	(0.1%)
Other	349	0.9%	500	1.5%	705	2.3%

	$12,960	32.5%	$11,224	33.3%	$10,025	33.5%

The Corporation’s effective tax rate decreased during 2005 as a result of increased tax exempt interest income.
Net deferred taxes, included in other liabilities in the accompanying balances sheets, includes the following amounts of deferred tax assets and liabilities:

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004

	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$8,990	$7,473
Property acquired in settlement of loans	—	825
Loans held for sale	56	50
Deferred compensation	692	641
Accrued vacation	220	178
Other	182	129

	10,140	9,296

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	(4,805)	(6,049)
Other	(786)	(592)
Basis in premises and equipment	(2,810)	(1,553)
Mortgage servicing assets	(532)	(779)
Basis in deposit intangibles	(1,282)	(601)
Deferred loan origination costs	(319)	(288)

	(10,534)	(9,862)

Net deferred tax liability	$(394)	$(566)

Note 15. Employee Benefit Plans
Employees’ Stock Ownership Plan
The First Busey Corporation Employees’ Stock Ownership Plan (ESOP) is available to all full-time employees who meet certain age and length of service requirements. The ESOP purchased common shares of the Corporation using the proceeds of bank borrowings which is secured by the stock. The borrowings are to be repaid using fully deductible contributions to the trust fund. As the ESOP makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employees’ accounts in accordance with applicable regulations under the Internal Revenue Code. Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. Dividends on allocated shares of common stock are distributed directly to the participants, and dividends on unallocated shares are used to service the bank borrowings. All shares held by the ESOP, which were acquired prior to the issuance of Statement of Position 93-6, are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” for shares purchased prior to December 31, 1992.
In December, 2003, First Busey Corporation’s Employees’ Stock Ownership Plan purchased an additional 75,000 shares of the Corporation’s common stock using proceeds of $1,356,000 from bank borrowings which are secured by the stock.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As permitted by Statement of Position (SOP) 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. Compensation expense for shares released is equal to the fair market value of the shares when released if they were acquired on or after January 1, 1993. All shares released in 2005, 2004, and 2003 were acquired after January 1, 1993. During 2005, $574,000 of compensation expense was recognized for the ESOP, releasing 25,500 shares to participant accounts. During 2004, $467,000 of compensation expense was recognized for the ESOP, releasing 25,500 shares to participant accounts. During 2003, $327,000 of compensation expense was recognized for the ESOP releasing 18,000 shares to participant accounts. Compensation expense related to the ESOP is included in the chart below under “Employee Benefits”. Compensation expense related to the ESOP plan, including related interest expense, was $684,000, $635,000, and $431,000, in the years ended December 31, 2005, 2004 and 2003.
Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:

	2005	2004

Allocated shares	1,054,275	1,074,256
Unallocated shares	—	—

Total	1,054,275	1,074,256

Fair value of allocated shares at December 31	$22,024,000	$22,420,000

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2005		2004
		Fair		Fair
	Shares	Value	Shares	Value

Allocated shares	121,649	$2,541,000	99,600	$2,079,000
Unallocated shares	123,000	2,570,000	148,500	3,099,000

Total	244,649	$5,111,000	248,100	$5,178,000

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Profit Sharing Plan
All full-time employees who meet certain age and length of service requirements are eligible to participate in the Corporation’s profit-sharing plan. The contributions, if any, are determined solely by the Boards of Directors of the Corporation and its subsidiaries and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year.
The rights of the participants vest ratably over a seven-year period. Contributions to the plan were $1,129,000, $855,000, and $880,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2005	2004	2003

	(Dollars in thousands)
Employee benefits	$1,703	$1,401	$1,259
Interest on employee stock ownership plan debt	109	89	52

Total employer contributions	$1,812	$1,490	$1,311

First Busey Corporation sponsors a deferred compensation plan for executive officers for deferral of performance bonuses. The deferred compensation expense reported for the years ended December 31, 2005, 2004, and 2003 was $142,000, $577,000, and $415,000 respectively. The deferred compensation liability was $1,722,000 at December 31, 2005, and $1,580,000 at December 31, 2004.
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

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of the Corporation’s stock option plan for the years ended December 31, 2005, 2004, and 2003, and the changes during the years ending on those dates is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	770,025	$16.47	596,400	$12.19	871,488	$12.51
Granted	54,000	19.83	354,000	19.36	—	—
Exercised	(192,900)	13.45	(173,550)	12.31	(265,263)	10.19
Forfeited	(5,200)	19.59	(6,825)	16.18	(9,825)	12.23

Outstanding at end of year	625,925	$17.67	770,025	$16.47	596,400	$13.54

Exercisable at end of year	279,525	$15.24	82,125	$11.95	252,600	$12.19

Weighted-average fair value per option for options granted during the year		$2.82		$2.47		N/A
The following table summarizes information about stock options outstanding at December 31, 2005:

			Options
	Options Outstanding		Exercisable
		Weighted-
		Average
		Remaining
Exercise		Contractual
Prices	Number	Life	Number

$14.56	225,525	4.96 years	225,525
18.07	54,000	2.96 years	54,000
19.59	292,400	3.70 years	—
19.83	54,000	3.96 years	—

	625,925	4.11 years	279,525

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Award Plan:
The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 675,000 shares of common stock which may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. There were 1,500 and 3,225 shares under grant as of December 31, 2005 and 2004.

	Number of Shares
	2005	2004	2003

Under restriction, beginning of year	3,225	6,450	10,425
Granted	—	—	—
Restrictions released	1,725	3,225	3,975
Forfeited and reissuable	—	—	—

Under restriction, end of year	1,500	3,225	6,450

Available to grant, end of year	597,300	597,300	597,300

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $11,000, $26,000, and $55,000 was recognized for financial statement purposes during the years ended December 31, 2005, 2004, and 2003, respectively.
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
The following is an analysis of the changes in loans to related parties during the year ended December 31, 2005:

Balance at beginning of year	$14,670
Addition due to acquisition	1,910
Deletion due to retirement of directors	(5,646)
New loans	6,570
Repayments	(3,956)

Balance at end of year	$13,548

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
The Corporation and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s or the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2005, the most recent notification from the federal and state regulatory agencies categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ categories. The Corporation’s and the Banks’ actual capital amounts and ratios as of December 31, 2005 and 2004, are also presented in the table.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2005:

Total Capital (to Risk Weighted Assets)
Consolidated	$180,244	10.31%	$139,915	8.00%	N/A	N/A
Busey Bank	$158,614	11.27%	$112,607	8.00%	$140,758	10.00%
Busey Bank Florida	$25,217	13.17%	$15,320	8.00%	$19,150	10.00%
Tarpon Coast National Bank	$15,717	11.47%	$10,964	8.00%	$13,705	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$152,230	8.70%	$69,958	4.00%	N/A	N/A
Busey Bank	$135,717	9.64%	$56,304	4.00%	$84,455	6.00%
Busey Bank Florida	$22,808	11.91%	$7,660	4.00%	$11,490	6.00%
Tarpon Coast National Bank	$14,509	10.59%	$5,482	4.00%	$8,223	6.00%

Tier I Capital (to Average Assets)
Consolidated	$152,230	6.93%	$87,911	4.00%	N/A	N/A
Busey Bank	$135,717	7.56%	$78,401	4.00%	$98,001	5.00%
Busey Bank Florida	$22,808	9.36%	$10,659	4.00%	$13,324	5.00%
Tarpon Coast National Bank	$14,509	9.58%	$7,534	4.00%	$9,418	5.00%

As of December 31, 2004:

Total Capital (to Risk Weighted Assets)
Consolidated	$157,328	10.92%	$115,292	8.00%	N/A	N/A
Busey Bank	$128,706	11.24%	$91,580	8.00%	$114,475	10.00%
Busey Bank Florida	15,133	11.56%	10,473	8.00%	13,091	10.00%
First Capital Bank	17,827	11.96%	11,926	8.00%	14,908	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$133,122	9.24%	$57,646	4.00%	N/A	N/A
Busey Bank	$108,992	9.52%	$45,790	4.00%	$68,685	6.00%
Busey Bank Florida	13,495	10.31%	5,237	4.00%	7,855	6.00%
First Capital Bank	15,960	10.71%	5,963	4.00%	8,945	6.00%

Tier I Capital (to Average Assets)
Consolidated	$133,122	6.88%	$77,382	4.00%	N/A	N/A
Busey Bank	$108,992	7.15%	$60,945	4.00%	$76,181	5.00%
Busey Bank Florida	13,495	8.06%	6,694	4.00%	8,368	5.00%
First Capital Bank	15,960	6.91%	9,233	4.00%	11,541	5.00%

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
As of December 31, 2005, Busey Bank had entered into contractual commitments for the construction of a new branch location in Normal, Illinois. Busey Bank Florida had entered into separate contractual commitments for the construction of a new branch location in Cape Coral, Florida. Total commitment for these two projects is approximately $4,129,000. As of December 31, 2005, $2,232,000 remains outstanding under these contracts. Both projects are expected to be completed during the first quarter of 2006.
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
The Corporation and its subsidiaries’ exposure to credit loss is represented by the contractual amount of those commitments. The Corporation and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
A summary of the contractual amount of the Corporation’s exposure to off-balance-sheet risk follows:

	December 31,
	2005	2004

	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$559,847	$413,679
Standby letters of credit	12,567	12,507
Commitments to extend credit are agreements to lend to a customer as long as no condition established in the contract has been violated. These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer.
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

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. At December 31, 2005 and 2004, no amounts have been recorded as liabilities for the corporation’s potential obligations under these guarantees.
As of December 31, 2005, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.
Lease Commitments
At December 31, 2005, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $1,041,000, $992,000, and $790,000 the years ended December 31, 2005, 2004 and 2003, respectively.
The projected minimum rental payments under the terms of the leases at December 31, 2005, in thousands, are as follows:

2006	$1,007
2007	911
2008	705
2009	210
2010	127
Thereafter	153

$3,113

Note 20. Disclosures about Fair Value of Financial Instruments
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.
Cash and cash equivalents
The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets’ fair values.
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
Fair values for on-balance-sheet commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates. The fair value of interest-rate lock commitments are considered immaterial.
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
Deposits and securities sold under agreements to repurchase
The fair value of demand deposits, savings accounts, interest-bearing transaction accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities. The carrying amounts reported in the balance sheet for securities sold under agreements to repurchase approximate those assets’ fair values. The carrying amount of accrued interest payable approximates fair value.
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
Commitments to extend credit and standby letters of credit
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 2005 and 2004, these items are immaterial.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Corporation’s financial instruments are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$60,957	$60,957	$47,991	$47,991
Federal funds sold	2,300	2,300	3,100	3,100
Securities	331,237	331,237	352,256	352,256
Loans, net	1,725,972	1,717,381	1,456,683	1,463,112
Accrued interest receivable	11,618	11,618	8,566	8,566

Financial liabilities:
Deposits	1,809,399	1,804,208	1,558,822	1,559,370
Federal funds purchased and securities sold under agreements to repurchase	50,113	50,113	41,558	41,558
Short-term borrowings	—	—	11,250	11,250
Long-term debt	169,883	168,073	165,374	165,928
Junior subordinated debt owed to unconsolidated trusts	50,000	50,625	40,000	42,550
Accrued interest payable	5,988	5,988	3,799	3,799
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
In prior periods, First Busey has reported First Busey Trust & Investment Co. as a separate segment. Over time, the three subsidiaries of Busey Investment Group have converged and are now directed by a common management team in a similar operating style, share similar marketing strategies, and share common office locations. Likewise, the financial results of these three subsidiaries are reviewed and monitored on a consolidated basis. Therefore, management of First Busey Corporation has identified Busey Investment Group as the more appropriate reportable segment. The Corporation’s four reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.

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
The following summarized information relates to the Corporation’s reportable segments:

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest Income:
Busey Bank	96,571	77,165	68,869
Busey Bank Florida	16,015	8,475	4,716
Tarpon Coast Bancorp	3,544	—	—
Busey Investment Group	184	147	150
All Other	(10)	132	114

Total Interest Income	116,304	85,919	73,849

Interest Expense:
Busey Bank	34,299	24,068	21,229
Busey Bank Florida	5,505	2,744	2,126
Tarpon Coast Bancorp	747	—	—
Busey Investment Group	—	—	—
All Other	4,791	3,229	2,263

Total Interest Expense	45,342	30,041	25,618

Other Income:
Busey Bank	15,253	16,228	17,996
Busey Bank Florida	672	504	552
Tarpon Coast Bancorp	553	—	—
Busey Investment Group	7,490	7,310	6,531
All Other	(431)	(252)	(394)

Total Other Income	23,537	23,790	24,685

Net Income:
Busey Bank	24,985	21,853	19,758
Busey Bank Florida	3,302	1,573	287
Tarpon Coast Bancorp	469	—	—
Busey Investment Group	2,141	1,989	1,620
All Other	(3,963)	(2,961)	(1,801)

Total Net Income	26,934	22,454	19,864

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Goodwill:
Busey Bank	30,237	30,237	5,832
Busey Bank Florida	—	—	—
Tarpon Coast Bancorp	22,317	—	—
Busey Investment Group	—	—	—
All Other	1,548	1,548	1,548

Total Goodwill	54,102	31,785	7,380

Assets:
Busey Bank	1,840,102	1,773,223	1,394,354
Busey Bank Florida	245,660	175,778	113,441
Tarpon Coast Bancorp	177,046	—	—
Busey Investment Group	6,849	6,053	5,265
All Other	(6,235)	9,387	9,024

Total Assets	2,263,422	1,964,441	1,522,084

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Parent Company Only Financial Information
     Condensed financial data for First Busey Corporation is presented below.
BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Cash and due from subsidiary bank	$3,628	$7,376
Securities available for sale	2,917	2,766
Loans	3,292	2,585
Investments in subsidiaries:
Bank	237,113	180,916
Non-bank	10,976	11,011
Premises and equipment, net	435	118
Goodwill	1,548	1,548
Other assets	6,999	6,512

Total assets	$266,908	$212,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Long-term debt	$42,000	$30,000
Long-term ESOP debt	2,058	2,456
Junior subordinated debentures due to unconsolidated trusts	50,000	40,000
Other liabilities	3,136	1,504

Total liabilities	97,194	73,960

Stockholders’ equity before unearned ESOP shares and deferred compensation for restricted stock awards	171,776	141,343
Unearned ESOP shares and deferred compensation for restricted stock awards	(2,062)	(2,471)

Total stockholders’ equity	169,714	138,872

Total liabilities and stockholders’ equity	$266,908	$212,832

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$15,000	$12,600	$12,000
Non-bank	2,100	1,000	1,500
Interest and dividend income	221	199	154
Other income	1,437	1,275	1,101

Total operating income	18,758	15,074	14,755

Expenses:
Salaries and employee benefits	2,766	1,838	1,633
Interest expense	4,995	3,305	2,303
Operating expense	1,493	952	882

Total expenses	9,254	6,095	4,818

Income before income tax benefit and equity in undistributed income of subsidiaries	9,504	8,979	9,937

Income tax benefit	3,710	2,225	1,723

Income before equity in undistributed income of subsidiaries	13,214	11,204	11,660

Equity in undistributed income of subsidiaries:
Bank	13,756	10,826	8,044
Non-bank	(36)	424	160

Net income	$26,934	$22,454	$19,864

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$26,934	$22,454	$19,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137	72	63
Equity in undistributed net income of subsidiaries	(13,720)	(11,250)	(8,204)
Stock-based compensation	11	26	55
Fair value adjustment on employee stock ownership plan shares allocated	125	102	59
Security gains, net	—	(164)	(93)
Gain on disposal of premises and equipment	(1)	—	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(539)	(4,222)	46
Increase (decrease) in other liabilities	1,632	1,309	(57)

Net cash provided by operating activities	14,579	8,327	11,733

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	80	575	3,770
Purchases of securities available for sale	(100)	(194)	(3,718)
Increase in loans	(707)	(112)	(335)
Proceeds from sales of premises and equipment	45	—	—
Purchases of premises and equipment	(498)	(89)	(36)
Capital contribution to subsidiary	(27,631)	(42,366)	—

Net cash used in investing activities	(28,811)	(42,186)	(319)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	3,000	—	—
Principal payments on short-term borrowings	(3,000)	—	—
Proceeds from issuance of long-term debt	21,000	42,000	—
Principal payments on long-term debt	(9,000)	(12,000)	—
Proceeds from issuance of junior subordinated debentures due to unconsolidated trusts	10,000	15,000	—
Purchases of treasury stock	(3,235)	(2,264)	(4,079)
Proceeds from sales of treasury stock	3,283	3,384	5,509
Cash dividends paid	(11,564)	(10,383)	(9,215)

Net cash provided by (used in) financing activities	10,484	35,737	(7,785)

Net increase in cash and due from subsidiary banks	(3,748)	1,878	3,629
Cash and due from subsidiary banks, beginning	7,376	5,498	1,869

Cash and due from subsidiary banks, ending	$3,628	$7,376	$5,498

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23. Unaudited Interim Financial Data
The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2005
	December 31	September 30	June 30	March 31

Interest income	$32,811	$30,445	$27,485	$25,563
Interest expense	13,733	11,971	10,336	9,302

Net interest income	19,078	18,474	17,149	16,261
Provision for loan losses	725	650	1,425	690
Noninterest income	5,900	6,118	5,964	5,555
Noninterest expense	14,551	13,163	12,152	11,249

Income before income taxes	9,702	10,779	9,536	9,877
Income taxes	3,139	3,220	3,260	3,341

Net income	$6,563	$7,559	$6,276	$6,536

Basic earnings per share	$0.31	$0.36	$0.31	$0.32
Diluted earnings per share	$0.31	$0.36	$0.31	$0.32

	2004
	December 31	September 30	June 30	March 31

Interest income	$24,470	$23,281	$19,912	$18,256
Interest expense	9,092	8,437	6,618	5,894

Net interest income	15,378	14,844	13,294	12,362
Provision for loan losses	585	1,240	655	425
Noninterest income	6,041	6,021	6,034	5,694
Noninterest expense	12,272	11,150	10,196	9,467

Income before income taxes	8,562	8,475	8,477	8,164
Income taxes	2,793	2,691	2,936	2,804

Net income	$5,769	$5,784	$5,541	$5,360

Basic earnings per share	$0.28	$0.28	$0.27	$0.26
Diluted earnings per share	$0.28	$0.28	$0.27	$0.26