Form 10-Q
period 2006-03-31
FIRST BUSEY CORP /NV/
filed 2006-05-10
CIK 314489

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended 3/31/2006                     Commission File No. 0-15950
FIRST BUSEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	37-1078406

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

201 W. Main St.,
Urbana, Illinois	61801

(Address of principal	(Zip Code)
executive offices)
Registrant’s telephone number, including area code: (217) 365-4556
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006

Common Stock, $.001 par value	20,477,891

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

2 of 35

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Unaudited)

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets
Cash and due from banks	$48,983	$60,957
Federal funds sold	14,500	2,300
Securities available for sale (amortized cost 2006, $319,992; 2005, $319,151)	330,216	331,237

Loans	1,760,498	1,749,162
Allowance for loan losses	(23,494)	(23,190)

Net loans	$1,737,004	$1,725,972

Premises and equipment	39,863	37,815
Cash surrender value of bank owned life insurance	19,106	18,894
Goodwill	54,199	54,102
Other intangible assets	4,770	5,122
Other assets	24,425	27,023

Total assets	$2,273,066	$2,263,422

Liabilities and Stockholders’ Equity Liabilities
Deposits:
Noninterest bearing	$245,160	$265,170
Interest bearing	1,580,567	1,544,229

Total deposits	$1,825,727	$1,809,399

Securities sold under agreements to repurchase	49,724	50,113
Long-term debt	159,883	169,883
Junior subordinated debt owed to unconsolidated trusts	50,000	50,000
Other liabilities	16,179	14,313

Total liabilities	$2,101,513	$2,093,708

Commitments and contingencies (Notes 6 and 7)

Stockholders’ Equity
Preferred stock	$—	$—
Common stock	22	22
Common stock to be issued	326	408
Surplus	44,973	44,812
Retained earnings	133,175	129,729
Accumulated other comprehensive income	6,159	7,282

Total stockholders’ equity before treasury stock, unearned ESOP shares and deferred compensation for stock grants	$184,655	$182,253
Treasury stock, at cost	(11,041)	(10,477)
Unearned ESOP shares and deferred compensation for stock grants	(2,061)	(2,062)

Total stockholders’ equity	$171,553	$169,714

Total liabilities and stockholders’ equity	$2,273,066	$2,263,422

Common shares outstanding at period end	21,477,532	21,504,082

See accompanying notes to unaudited consolidated financial statements.

3 of 35

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$29,982	$22,862
Interest and dividends on investment securities:
Taxable interest income	2,164	1,865
Non-taxable interest income	803	493
Dividends	158	183
Interest on Federal funds sold	53	160

Total interest income	$33,160	$25,563

Interest expense:
Deposits	$11,331	$6,775
Federal funds purchased and securities sold under agreements to repurchase	477	176
Short-term borrowings	11	53
Long-term debt	1,850	1,541
Junior subordinated debt owed to unconsolidated trusts	993	757

Total interest expense	$14,662	$9,302

Net interest income	$18,498	$16,261
Provision for loan losses	400	690

Net interest income after provision for loan losses	$18,098	$15,571

Other income:
Trust	$1,516	$1,440
Commissions and brokers fees, net	669	526
Service charges on deposit accounts	1,861	1,824
Other service charges and fees	675	509
Security gains, net	224	162
Gain on sales of loans	534	423
Increase in cash surrender value of life insurance	212	195
Other operating income	482	476

Total other income	$6,173	$5,555

Other expenses:
Salaries and wages	$6,497	$5,197
Employee benefits	1,503	1,204
Net occupancy expense of premises	1,247	947
Furniture and equipment expenses	800	683
Data processing	404	489
Stationery, supplies and printing	339	265
Amortization of intangible assets	352	195
Other operating expenses	3,001	2,269

Total other expenses	$14,143	$11,249

Income before income taxes	$10,128	$9,877
Income taxes	3,261	3,341

Net income	$6,867	$6,536

Basic earnings per share	$0.32	$0.32

Diluted earnings per share	$0.32	$0.32

Dividends declared per share of common stock	$0.16	$0.14

See accompanying notes to unaudited consolidated financial statements.

4 of 35

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$6,867	$6,536
Adjustments to reconcile net income to net cash provided by operating activities:
Stock options and stock-based compensation	71	3
Depreciation and amortization	1,307	997
Provision for loan losses	400	690
Provision for deferred income taxes	(861)	(326)
Stock dividends	—	(116)
Accretion of security discounts, net	(296)	(215)
Gain on sales of investment securities, net	(224)	(162)
Gain on sales of loans	(534)	(423)
Net loss (gain) on sale of ORE properties	2	(5)
Gain on sale and disposition of premises and equipment	(4)	(24)
Increase in cash surrender value of bank owned life insurance	(212)	(195)
Increase in deferred compensation	29	34
Change in assets and liabilities:
Decrease in other assets	1,437	633
(Increase) decrease in other liabilities	(984)	955
Increase (decrease) in interest payable	139	(12)
Decrease in income taxes receivable	1,137	550
Increase in income taxes payable	3,076	3,078

Net cash provided by operating activities before loan originations and sales	$11,350	$11,998

Loans originated for sale	(33,486)	(29,700)
Proceeds from sales of loans	35,484	31,457

Net cash provided by operating activities	$13,348	$13,755

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	2,130	1,421
Proceeds from maturities of securities classified available for sale	28,178	44,497
Purchase of securities classified available for sale	(29,475)	(14,696)
Increase in Federal funds sold	(12,200)	(18,200)
Increase in loans	(12,952)	(33,578)
Proceeds from sale of premises and equipment	4	25
Proceeds from sale of ORE properties	33	75
Purchases of premises and equipment	(3,003)	(1,753)

Net cash used in investing activities	$(27,285)	$(22,209)

(continued on next page)

5 of 35

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Cash Flows From Financing Activities
Net increase (decrease) in certificates of deposit	$13,849	$(3,584)
Net increase in demand, money market and savings deposits	2,479	34,064
Cash dividends paid	(3,421)	(2,865)
Net (decrease) increase in Federal funds purchased and securities sold under agreement to repurchase	(389)	1,517
Proceeds from short-term borrowings	—	1,000
Principal payments on short-term borrowings	—	(2,250)
Proceeds from issuance of long-term debt	—	1,000
Principal payments on long-term borrowings	(10,000)	(18,523)
Purchase of treasury stock	(614)	(1,769)
Proceeds from sale of treasury stock	59	276

Net cash provided by financing activities	$1,963	$8,866

Net (decrease) increase in cash and due from banks	$(11,974)	$412
Cash and due from banks, beginning	60,957	$47,991

Cash and due from banks, ending	$48,983	$48,403

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate acquired in settlement of loans	$56	$69

See accompanying notes to unaudited consolidated financial statements

6 of 35

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Net income	$6,867	$6,536

Other comprehensive income, before tax:
Unrealized losses on securities:
Unrealized holding losses arising during period	$(1,639)	$(3,498)
Less reclassification adjustment for gains included in net Income	(224)	(162)

Other comprehensive loss, before tax	$(1,863)	$(3,660)
Income tax benefit related to items of other comprehensive loss	(740)	(1,455)

Other comprehensive loss, net of tax	$(1,123)	$(2,205)

Comprehensive income	$5,744	$4,331

See accompanying notes to unaudited consolidated financial statements
FIRST BUSEY CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Interim Financial Statements
The consolidated interim financial statements of First Busey Corporation (the “Corporation”) and subsidiaries are unaudited, but in the opinion of management reflect all necessary adjustments, consisting only of normal recurring accruals, for a fair presentation of results as of the dates and for the periods covered by the financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted within the United States of America for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year.
In preparing the consolidated financial statements, the Corporation’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

7 of 35

Note 2: Unrealized Losses on Investment Securities
Information pertaining to securities with gross unrealized losses as of March 31, 2006, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized		Continuous unrealized
	losses existing for less		losses existing for greater
	than 12 months		than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
March 31, 2006:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$112,050	$526	$88,004	$1,196	$200,054	$1,722
Obligations of states and political subdivisions	46,885	1,006	10,274	277	57,159	1,283
Mortgage-backed securities	8,429	234	3,182	117	11,611	351
Corporate securities	1,287	33	808	31	2,095	64

Subtotal, debt securities	$168,651	$1,799	$102,268	$1,621	$270,919	$3,420

Mutual funds and other equity securities	—	—	64	14	64	14

Total temporarily impaired securities	$168,651	$1,799	$102,332	$1,635	$270,983	$3,434

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

8 of 35

Note 3: Loans
The major classifications of loans as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005

	(Dollars in thousands)
Commercial	$209,260	$219,134
Real estate construction	384,120	345,454
Real estate — farmland	9,478	10,188
Real estate — 1-4 family residential mortgage	509,048	528,922
Real estate — multifamily mortgage	102,449	104,502
Real estate — non-farm nonresidential mortgage	479,778	470,779
Installment	42,847	45,702
Agricultural	22,228	23,433

	$1,759,208	$1,748,114
Plus net deferred loan costs	1,290	1,048

	1,760,498	1,749,162

Less:
Allowance for loan losses	23,494	23,190

Net loans	$1,737,004	$1,725,972

The real estate – 1-4 family residential mortgage category includes loans held for sale with carrying values of $10,273,000 at March 31, 2006 and 11,737,000 at December 31, 2005; these loans had fair market values of $10,391,000 and $11,877,000 respectively.
Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2006	2005

	(Dollars in thousands)
Balance, beginning of year	$23,190	$19,217
Provision of loan losses	400	690
Recoveries applicable to loan balances previously Charged off	38	96
Loan balances charged off	(134)	(222)

Balance, March 31	$23,494	$19,781

9 of 35

Note 4: Earnings Per Share
Net income per common share has been computed as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$6,867,000	$6,536,000

Shares:
Weighted average common shares outstanding	21,374,081	20,436,057

Dilutive effect of outstanding options as determined by the application of the treasury stock method	86,227	148,778

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	21,460,308	20,584,835

Basic earnings per share	$0.32	$0.32

Diluted earnings per share	$0.32	$0.32

Note 5: Stock-based Compensation
First Busey Corporation has two stock-based employee compensation plans, what are described more fully in Note 16 of the Corporation’s Annual Report on Form 10-K. Prior to January 1, 2006, the Corporation accounted for those plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized under the Corporation’s Stock Option Plan in the Corporation’s Consolidated Statements of Income prior to January 1, 2006, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, the Corporation adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R) . Results for prior periods have not been restated.
Prior to the adoption of Statement 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123(R) requires cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options, excess tax benefits, to be classified as financing cash inflows. Although the Corporation had no excess cash inflows during the three months ended March 31, 2006, they would have been classified as operating cash inflow if the Corporation had not adopted Statement 123(R).

10 of 35

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement 123 to options granted under the Corporation’s stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended March 31
	2006	2005
	(dollars in thousands, except per share
	amounts)

Net income as reported	$6,867	$6,536

Add: Stock-based compensation expense included in reported net income, net of related tax effects	42	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards net of related tax effects	(42)	(51)

Pro-forma net income	$6,867	6,485

Earnings per Share:
Basic, as reported	$0.32	$0.32

Basic, pro forma	$0.32	$0.32

Diluted, as reported	$0.32	$0.32

Diluted, pro forma	$0.32	$0.32

A summary of the status of the Corporation’s stock option plan for the three-month period ended March 31, 2006, and the changes during the period ended on that date is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2005	625,925	$17.67
Granted	—	—
Exercised	3,450	14.56
Forfeited	1,300	19.59

Outstanding at March 31, 2006	621,175	17.68

Exercisable at March 31, 2006	330,075	$16.00
The following table summarizes information about stock options outstanding at March 31, 2006:

					Options
	Options Outstanding				Exercisable
		Weighted-
		Average
		Remaining
Exercise		Contractual	Exercise	Expiration
Prices	Number	Life	Date	Date	Number

$14.56	222,075	4.71 years	Apr. 16, 2005	Dec. 16, 2010	222,075
18.07	54,000	2.71 years	Jan. 21, 2005	Dec. 15, 2008	54,000
19.59	291,100	3.46 years	Sept. 14, 2007	Sept. 14, 2009	—
19.83	54,000	3.71 years	Jan. 21, 2006	Dec. 15, 2009	54,000

	621,175	3.86 years			330,075

Of the 621,175 options the Corporation has outstanding, 291,100 become exercisable on September 14, 2007. The Corporation will recognize compensation expense of $247,000 and $171,000, before income tax effect, in 2006 and 2007, respectively, related to these options.
Note 6: Junior Subordinated Debt Owed to Unconsolidated Trusts
First Busey Corporation has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Corporation, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Corporation issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are issues that qualify, and are treated by the Corporation, as Tier I regulatory capital. The Corporation owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

11 of 35

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2006 and December 31, 2005:

	First Busey Capital Trust I	First Busey Statutory Trust II	First Busey Statutory Trust III

Junior Subordinated Notes:
Principal balance	$25,000,000	$15,000,000	$10,000,000
Annual interest rate	9.00%	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%
Stated maturity date	June 18, 2031	June 17, 2034	June 15, 2035
Call date	June 18, 2006	June 17, 2009	June 15, 2010

Trust Preferred Securities:
Face value	$25,000,000	$15,000,000	$10,000,000
Annual distribution rate	9.00%	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%
Issuance date	June 18, 2001	April 30, 2004	June 15, 2005
Distribution dates(1)	Quarterly	Quarterly	Quarterly

(1)	All cash distributions are cumulative
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
On April 25, 2006, the Corporation’s board of directors approved redemption of the trust preferred securities issued by First Busey Capital Trust I. These securities will be redeemed at par value on June 19, 2006, plus accrued but unpaid distributions. The Corporation anticipates that, upon receipt of required regulatory approval, it will establish a new series of preferred securities in an aggregate principal amount of approximately $30,000,000 as part of a pooled trust preferred program. The proceeds of the new issue will be used to redeem the current securities and to repay certain outstanding indebtedness of the Corporation.
In March, 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of March 31, 2006, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March, 2005.
Note 7: Outstanding Commitments and Contingent Liabilities
The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Corporation and its subsidiaries.
As of March 31, 2006, Busey Bank had entered into contractual commitments for the construction of a new branch location in Normal, Illinois. This branch location opened for business during April, 2006. Busey Bank Florida had entered into separate contractual commitments for the construction of a new branch location in Cape Coral, Florida. Construction of this branch location is expected to be completed during the second quarter of 2006. Total commitment for these two projects is approximately $4,153,000. As of March 31, 2006, $1,093,000 remains outstanding under these contracts.

12 of 35

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
The Corporation and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments. The Corporation and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Corporation’s exposure to off-balance-sheet risk follows:

	March 31, 2006	December 31, 2005

	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$517,646	$559,847
Standby letters of credit	12,085	12,567
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
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of March 31, 2006, and December 31, 2005, no amounts were recorded as liabilities for the Corporation’s potential obligations under these guarantees.
As of March 31, 2006, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.
Note 8: Business Combination
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

13 of 35

Unaudited operating results for the three months ended March 31, 2006, and pro forma unaudited operating results for the three months ended March 31, 2005, giving effect to the Tarpon Coast acquisition as if it had occurred as of January 1, 2005, are as follows:

	Three months ended
	March 31,
	2006	2005
	( dollars in thousands, except per share data)
Interest income	$33,160	$27,484
Interest expense	14,662	9,825
Provision for loan losses	400	720
Noninterest income	6,173	5,927
Noninterest expense	14,143	12,899

Income before income taxes	$10,128	$9,967
Income taxes	3,261	3,371

Net income	$6,867	$6,596

Earnings per share – basic	$0.32	$0.31

Earnings per share – diluted	$0.32	$0.31

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

14 of 35

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries (“Corporation”) at March 31, 2006 (unaudited), as compared with December 31, 2005, and the results of operations for the three months ended March 31, 2006 and 2005 (unaudited). This discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.
Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three months ending March 31, 2005, to be consistent with the classifications adopted as of and for the three months ending March 31, 2006.
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
Allowance for Loan Losses
The Corporation has established an allowance for loan losses which represents the Corporation’s estimate of the probable losses that have occurred as of the date of the consolidated financial statements. Management has established an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for loan losses is charged to current expense. This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.
There is no precise method of predicting specific loan losses or amounts which ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and their effect on particular industries and specific borrowers; (b) a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth evaluation, on a monthly basis, of all impaired loans (loans are considered to be impaired when based on current information and events, it is probable the Corporation will not be able to collect all amounts due); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.
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

15 of 35

FINANCIAL CONDITION AT MARCH 31, 2006 AS COMPARED TO DECEMBER 31, 2005
Total assets increased $9,644,000 or 0.43%, to $2,273,066,000 at March 31, 2006 from $2,263,422,000 at December 31, 2005. Securities available for sale decreased $1,021,000, or 0.31%, to $330,216,000 at March 31, 2006 from $331,237,000 at December 31, 2005. Loans increased $11,336,000, or 0.65%, to $1,760,498,000 at March 31, 2006, from $1,749,162,000 at December 31, 2005 primarily due to growth in real estate construction and non-farm nonresidential mortgages which was partially offset by lower commercial and 1-4 family residential mortgage loan balances.
Total deposits increased $16,328,000, or 0.90%, to $1,825,727,000 at March 31, 2006, from $1,809,399,000 at December 31, 2005. Noninterest-bearing deposits decreased $20,010,000 or 7.5% to $245,160,000 at March 31, 2006, from $265,170,000 at December 31, 2005. Interest-bearing deposits increased $36,338,000 or 2.4% to $1,580,567,000 at March 31, 2006, from $1,544,229,000 at December 31, 2005.
During the first three months of 2006, the Corporation repurchased 30,000 shares of its common stock at an aggregate cost of $614,000. On February 17, 2004, the Corporation’s Board of Directors approved a stock repurchase plan for the repurchase of up to 750,000 shares of common stock. Of the shares repurchased during the first three months of 2006, all were repurchased under the 2004 Stock Repurchase Plan. The Corporation is purchasing shares for treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of March 31, 2006, there were 330,075 options currently exercisable. There were an additional 291,100 stock options outstanding but not currently exercisable.
ASSET QUALITY
The following table sets forth the components of non-performing assets and past due loans.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans	$4,778	$4,483
Loans 90 days past due, still accruing	869	1,420
Restructured loans	—	—
Other real estate owned	257	236
Non-performing other assets	1	1

Total non-performing assets	$5,905	$6,140

Total non-performing assets as a percentage of total assets	0.26%	0.34%

Total non-performing assets as a percentage of loans plus non-performing assets	0.33%	0.35%

Total non-performing assets decreased $235,000 or 3.8% to $5,905,000 as of March 31, 2006 from $6,140,000 due to a decrease in loans 90 days past due and still accruing which was partially offset by an increase in non-accrual loans. Non-performing loans as a percentage of total assets improved to 0.26% as of March 31, 2006 as compared to 0.34% as of December 31 2005. The balance in nonaccrual loans increased $295,000 to $4,778,000 or 0.27% of total loans as of March 31, 2006, compared to $4,483,000 or 0.26% of total loans as of December 31, 2005. The balance of loans 90 days past due and still accruing decreased $555,000 to $865,000 or 0.05% of total outstanding loans as of March 31, 2006, compared to $1,420,000 or 0.08% of outstanding loans as of December 31, 2005.

16 of 35

POTENTIAL PROBLEM LOANS
Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $11,721,000 March 31, 2006, as compared to $11,691,000 as of December 31, 2005.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006, AS COMPARED TO MARCH 31, 2005
SUMMARY
Net income for the three months ended March 31, 2006, was $6,867,000 which represents an increase of $331,000 or 5.1% as compared to net income of $6,536,000 for the comparable period in 2005. Earnings per share on a fully-diluted basis was $0.32 for the three month periods ending March 31, 2006 and 2005.
The Corporation’s return on average assets was 1.23% for the three months ended March 31, 2006, a decline of 11 basis points from 1.34% for the comparable period in 2005. The Corporation’s return on average shareholders’ equity was 16.35% for the three months ended March 31, 2006, representing a decline of 282 basis points compared to 19.17% for the same period in 2005.

17 of 35

FIRST BUSEY CORPORATION and Subsidiaries
AVERAGE BALANCE SHEETS AND INTEREST RATES
QUARTERS ENDED MARCH 31, 2006 AND 2005

	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

			(Dollars in thousands)
Assets
Interest-bearing bank deposits	$764	$8	4.25%	$1,035	$6	2.35%
Federal funds sold	4,842	53	4.44%	26,551	160	2.44%
Investment securities
U.S. Government obligations	201,654	1,893	3.81%	226,384	1,554	2.78%
Obligations of states and political subdivisions (1)	83,473	1,235	6.00%	51,422	758	5.98%
Other securities	46,852	420	3.64%	50,398	488	3.93%
Loans (net of unearned interest) (1) (2)	1,748,415	30,068	6.97%	1,491,894	22,937	6.24%

Total interest earning assets	$2,086,000	$33,677	6.55%	$1,847,684	$25,903	5.69%

Cash and due from banks	50,987			48,436
Premises and equipment	38,756			26,869
Allowance for loan losses	(23,337)			(19,494)
Other assets	102,722			78,915

Total Assets	$2,255,128			$1,982,410

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$68,730	$344	2.03%	$35,544	$86	0.98%
Savings deposits	116,433	250	0.87%	114,343	185	0.66%
Money market deposits	625,198	3,734	2.42%	563,164	1,637	1.18%
Time deposits	737,811	7,003	3.85%	659,955	4,867	2.99%
Short-term borrowings:
Federal funds purchased	8,274	99	4.85%	—	—	—
Repurchase agreements	49,386	378	3.10%	46,846	176	1.52%
Other	889	11	5.02%	10,189	53	2.11%
Long-term debt	164,917	1,850	4.55%	157,982	1,541	3.96%
Junior subordinated debt owed to unconsolidated trusts	50,000	993	8.05%	40,000	757	7.68%

Total interest-bearing liabilities	$1,821,638	$14,662	3.26%	$1,628,023	$9,302	2.32%

Net interest spread			3.29%			3.37%

Demand deposits	246,956			204,829
Other liabilities	16,185			11,253
Stockholders’ equity	170,349			138,305

Total Liabilities and Stockholders’ Equity	$2,255,128			$1,982,410

Interest income / earning assets (1)	$2,086,000	$33,677	6.55%	$1,847,684	$25,903	5.69%
Interest expense / earning assets	$2,086,000	$14,662	2.85%	$1,847,684	9,302	2.05%

Net interest margin (1)		$19,015	3.70%		$16,601	3.64%

(1)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2006 and 2005

(2)	Non-accrual loans have been included in average loans, net of unearned interest.

18 of 35

FIRST BUSEY CORPORATION and Subsidiaries
CHANGES IN NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Change due to(1)

	Average	Average	Total
	Volume	Yield/Rate	Change

	(Dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(2)	$4	$2
Federal funds sold	(180)	73	(107)
Investment securities:
U.S. Government obligations	(198)	537	339
Obligations of states and political subdivisions (2)	474	3	477
Other securities	(33)	(35)	(68)
Loans (2)	4,158	2,973	7,131

Change in interest income (2)	$4,219	$3,555	$7,774

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$120	$138	$258
Savings deposits	3	62	65
Money market deposits	198	1,899	2,097
Time deposits	622	1,514	2,136
Short-term borrowings:
Federal funds purchased	99	—	99
Repurchase agreements	10	192	202
Other	(75)	33	(42)
Long-term debt	70	239	309
Junior subordinated debt owed to unconsolidated trusts	197	39	236

Change in interest expense	$1,244	$4,116	$5,360

Increase in net interest income (2)	$2,975	$(561)	$2,414

(1)	Changes due to both rate and volume have been allocated proportionally

(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2006 and 2005.

19 of 35

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN
Average earning assets increased $238,316,000 or 12.9% to $2,086,000,000 for the three months ending March 31, 2006, as compared to $1,847,684,000 for the comparable period last year. The average balance of loans outstanding increased $256,521,000 or 17.2% to $1,748,415,000 during the three-month period ended March 31, 2006, compared to $1,491,894,000 during the comparable period in 2005. The Corporation closed the acquisition of Tarpon Coast Bancorp, Inc. and its subsidiary, Tarpon Coast National Bank, on July 29, 2005. Tarpon Coast National Bank merged with Busey Bank Florida in February, 2006. The resulting bank has been renamed Busey Bank, National Association (“Busey Bank, N.A.”). A significant portion of the growth in the average balances of various balance sheet items is due to the acquisition of Tarpon Coast National Bank combined with other growth in the Florida market. Busey Bank, N.A. had average assets of $420,829,000 during the three-month period ending March 31, 2006, compared to Busey Bank Florida’s average assets of $192,634,000 during the comparable period in 2005. During the first quarter of 2006, Busey Bank, N.A.’s loan balances averaged $352,610,000 compared to Busey Bank Florida’s average loan balance of $173,180,000 during the comparable period in 2005.
Interest-bearing liabilities averaged $1,821,638,000 during the first three months of 2006, an increase of $193,615,000 or 11.9% from the average balance of $1,628,023,000 for the comparable period in 2005. Interest-bearing deposits averaged $1,548,172,000 during the three-month period ended March 31, 2006, an increase of $175,166,000 or 12.8% from $1,373,006,000 for the comparable period in 2005. Busey Bank N.A. had average interest-bearing deposits of $332,771,000 during the three-months ended March 31, 2006, compared to Busey Bank Florida’s average interest-bearing liabilities of $148,898,000 during the comparable period in 2005.
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
Net interest income, on a fully taxable equivalent basis, increased $2,414,000 or 14.5% to $19,015,000 for the three months ended March 31, 2006, compared to $16,601,000 for the comparable period in 2006. Net interest margin, the Corporation’s net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.70% for the three months ended March 31, 2006, compared to 3.64% for the comparable period in 2005. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.42% for the three months ended March 31, 2006, compared to 3.40% for the comparable period in 2005.
Interest income, on a tax equivalent basis, for the three months ended March 31, 2006, was $33,677,000, which is $7,774,000 or 30.0% higher than the $25,903,000 earned during the comparable period in 2005. The average yield on interest-earning assets increased 86 basis points to 6.55% for the three months ended March 31, 2006, compared to 5.69% for the comparable period in 2005. This increase is due primarily to growth in the average balances of outstanding loans and obligations to states and political subdivisions combined with an increase in the average yields in most categories of interest-earning assets.
Interest expense for the three months ended March 31, 2006, was $14,662,000, which is $5,360,000 or 57.6% higher than the $9,302,000 for the comparable period in 2005. The average rate paid on interest-bearing liabilities increased 94 basis points to 3.26% for the three months ended March 31, 2006, compared to 2.32% for the comparable period in 2005. The increase in interest expense is due primarily to an increase in the average cost of deposits combined with growth in the average balance of deposits.
PROVISION FOR LOAN LOSSES
The Corporation’s provision for loan losses of $400,000 during the three months ended March 31, 2006, is $290,000 less than the $690,000 recorded during the comparable period in 2005. The provision and net charge-offs of $96,000 for the three-month period ending March 31, 2006, resulted in the allowance representing 1.33% of total loans and 416% of non-performing loans as of March 31, 2006, as compared to the allowance representing 1.31% of outstanding loans and 393% of non-performing loans as of December 31, 2005. Net charge-offs for the first three months of 2006 were $96,000 compared to $126,000 for the comparable period in 2005. The net charge-off ratio (net charge-offs as a percentage of average loans) was

20 of 35

0.01% for the three-month period ending March 31, 2006, compared to 0.07% for the three-month period ending March 31, 2005. The adequacy of the allowance for loan losses is consistent with management’s consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.
OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES
Total other income, excluding security gains, increased $556,000 or 10.3% to $5,949,000 for the three months ended March 31, 2006, compared to $5,393,000 for the same period in 2005. Growth in trust fees, brokerage commission, service charges and fees, and gains on the sale of mortgage loans all contributed to the increase in other income.
During the first three months of 2006 the Corporation recognized gains of $534,000 on the sale of $34,950,000 in mortgage loans compared to gains of $423,000 on the sale of $31,034,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. While mortgage loan originations and sales volumes have declined since 2003, management anticipates continued sales from current production. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.
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
During the three months ending March 31, 2006, the Corporation recognized security gains of approximately $135,000 after income taxes, representing 2.0% of net income. During the comparable period in 2005, security gains of approximately $98,000 after income taxes were recognized, representing 1.5% of net income. The Corporation owns a position in a marketable equity security with substantial appreciated value. The directors of First Busey have authorized an orderly liquidation of this asset.
Total other expenses increased $2,849,000 or 25.7% to $14,143,000 for the three months ending March 31, 2006, compared to $11,249,000 for the comparable period in 2005. Salaries and wage expense increased $1,300,000 or 25.0% to $6,497,000 for the three months ended March 31, 2006, as compared to $5,197,000 during the same period last year. Growth in Busey Bank, N.A. and the addition of staff from the Tarpon Coast acquisition account for most of this increase. Employee benefits were $299,000 higher during the three months ended March 31, 2006, compared to the same period in 2005, due to growth in the Florida market combined with higher health benefit costs in all markets.
Occupancy and furniture and equipment expenses increased $417,000 to $2,047,000 during the first quarter of 2006 compared to $1,630,000 during the comparable period in 2005, due to the addition of branches acquired with Tarpon Coast National Bank, higher depreciation and operating costs associated with additional automated teller machines and remodeling of Busey Bank facilities, combined with higher utility costs.
Other operating expenses increased $878,000 or 27.3% to $4,096,000 for the three months ending March 31, 2006, compared to $3,218,000 for the comparable period in 2005. Of this increase, $559,000 is attributable to growth in the Florida market.
Income taxes for the three months ended March 31, 2006, decreased to $3,261,000 compared to $3,341,000 for the comparable period in 2005. As a percentage of income before taxes, the provision for income taxes decreased slightly to 32.2% for the three months ended March 31, 2006, from 33.8% for the comparable period in 2005.
REPORTABLE SEGMENTS AND RELATED INFORMATION
The Corporation has three reportable segments, Busey Bank, Busey Bank N.A., and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean, Peoria, Tazewell, and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank N.A. provides a full range of banking services to individual and corporate customers in Lee, Charlotte, and Sarasota Counties in Southwest Florida.
First Capital Bank, acquired by First Busey Corporation on June 1, 2004, merged into Busey Bank on May 20, 2005. Prior to this merger, First Capital Bank was a separate reportable segment providing a full range of banking services to individual and

21 of 35

corporate customers in Peoria and Pekin, Illinois. Following the merger, the assets and operating results of the Peoria and Pekin markets are included in Busey Bank. Segment information for the period ended March 31, 2005 has been restated to reflect the combination of Busey Bank and First Capital Bank.
Tarpon Coast National Bank, acquired by the Corporation on July 29, 2005, merged into Busey Bank N.A. on February 18, 2006. Prior to this merger, Tarpon Coast National Bank was a separate reportable segment providing a full range of banking services to individual and corporate customers in Charlotte and Sarasota Counties in Southwest Florida. Following the merger, the assets and operating results of the Charlotte and Sarasota markets are included in Busey Bank N.A.
In prior periods, the Corporation has reported First Busey Trust & Investment Co. as a separate segment. Over time, the three subsidiaries of Busey Investment Group have converged and are now directed by a common management team in a similar operating style, share similar marketing strategies, and share common office locations. Likewise, the financial results of these three subsidiaries are reviewed and monitored on a consolidated basis. Therefore, management of First Busey Corporation has identified Busey Investment Group as the more appropriate reportable segment.
The Corporation’s three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.
The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the annual report. The Corporation accounts for inter-segment revenue and transfers at current market value.

22 of 35

Following is a summary of selected financial information for the Corporation’s business segments for the three month periods ended March 31, 2006, and March 31, 2005:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Interest Income:
Busey Bank	$26,767	$22,258
Busey Bank N.A.	6,412	3,266
Busey Investment Group, Inc.	57	38
All Other	(76)	1

Total Interest Income	$33,160	$25,563

Interest Expense:
Busey Bank	$10,886	$7,255
Busey Bank N.A.	2,306	1,043
Busey Investment Group, Inc.	—	—
All Other	1,470	1,004

Total Interest Expense	$14,662	$9,302

Other Income:
Busey Bank	$3,910	$3,765
Busey Bank N.A.	541	110
Busey Investment Group, Inc.	1,909	1,809
All Other	(187)	(129)

Total Other Income	$6,173	$5,555

Net Income:
Busey Bank	$6,603	$6,221
Busey Bank N.A.	1,096	696
Busey Investment Group, Inc.	523	488
All Other	(1,355)	(869)

Total Net Income	$6,867	$6,536

Goodwill:
Busey Bank	$30,237	$30,237
Busey Bank N.A.	22,414	—
Busey Investment Group, Inc.	—	—
All Other	1,548	1,548

Total Goodwill	$54,199	$31,785

Net Assets:
Busey Bank	$1,844,676	$1,772,995
Busey Bank N.A.	421,889	201,746
Busey Investment Group, Inc.	7,135	6,478
All Other	(634)	(89)

Total Assets	$2,273,066	$1,981,130

23 of 35

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
The Corporation’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Corporation’s operating, investing, lending and financing activities during any given period.
The Corporation’s primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of March 31, 2006. Long-term liquidity needs will be satisfied primarily through retention of capital funds.
An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation’s ability to securitize or package loans (primarily mortgage loans) for sale. During the first three months of 2006 the Corporation originated $33,486,000 and sold $34,950,000 in mortgage loans for sale compared to originations of $29,700,000 and sales of $31,034,000 during the first three months of 2005. As of March 31, 2006, the Corporation held $10,273,000 in loans held for sale. Management intends to sell these loans during the second quarter of 2006.
On July 29, 2005, the Corporation completed the acquisition of Tarpon Coast Bancorp, Inc. of Port Charlotte, Florida, the parent company of Tarpon Coast National Bank. In order to partially fund the cash portion of this transaction First Busey issued $10,000,000 in trust preferred securities through First Busey Statutory Trust III. These securities were issued in June, 2005. The balance of the cash portion of this transaction was financed through a commercial loan agreement with JPMorgan Chase N.A.
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
The Corporation’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of March 31, 2006, and 2005, the Corporation had outstanding loan commitments including lines of credit of
$517,646,000 and $449,175,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

24 of 35

The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.
The following table summarizes significant contractual obligations and other commitments as of March 31, 2006:

		Securities
		Sold under
		Agreements to		Junior
		Repurchase and		Subordinated
		Short- and		Debt Owed to
	Certificates	Long-term		Unconsolidated
Due Within	of Deposit	Borrowings	Leases	Trusts	Total
		(Dollars in thousands)
1 year	$494,527	$72,622	$1,015	$25,000	$593,164
2 years	139,372	44,198	889	—	184,459
3 years	57,264	20,123	577	—	77,964
4 years	34,386	12,623	182	—	47,191
5 years	21,591	20,636	124	—	42,351
Thereafter	458	39,405	147	25,000	65,010

Total	$747,598	$209,607	$2,934	$50,000	$1,010,139

Net cash flows provided by operating activities totaled $13,348,000 during the three months ended March 31, 2006, compared to $13,755,000 during the comparable prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of loans held for sale. Operating cash flow during the first three months of 2006 was consistent with operating cash flow for the comparable period in 2005. During the first three months of 2006, the Corporation originated $33,486,000 in loans held for sale and generated $35,484,000 from the sale of held-for-sale loans resulting in net cash provided by loan originations and sale of $1,998,000. During the comparable period in 2005, the Corporation originated $29,700,000 in held-for-sale loans and generated $31,457,000 from the sale of held-for-sale loans leading to net cash provided by loan originations and sale of $1,757,000.
Net cash used in investing activities was $27,285,000 for the three months ended March 31, 2006, compared to $22,209,000 for the comparable period in 2005. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation’s investment portfolio and loans held in the Corporation’s portfolio. During the three months ended March 31, 2006, proceeds from the sales and maturities of securities classified as available-for-sale totaled $30,308,000, and the Corporation purchased $29,475,000 in securities resulting in net cash provided by securities activity of $833,000. In the comparable period of 2005 proceeds from the sales and maturities of securities classified as available for sale totaled $45,918,000, and the Corporation purchased $14,696,000 in securities resulting in net cash provided by securities activity of $31,222,000. The Corporation’s loan portfolio increased $12,952,000 during the first three months of 2006, compared to an increase of $33,578,000 during the comparable period of 2005.
Net cash provided by financing activities was $1,963,000 during the first three months of 2006 compared to $8,866,000 for the comparable period in 2005. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt. Deposits, which are the Corporation’s primary funding source, increased by a net of $16,328,000 during the first three months of 2006, compared to a net increase of $30,480,000 during the comparable period in 2005. The Corporation reduced its long-term debt by a net of $10,000,000 during the first quarter of 2006, compared to a net decrease of $18,773,000 during the comparable period in 2005.
On July 29, 2005, First Busey Corporation acquired all the outstanding common stock of Tarpon Coast Bancorp, Inc. (Tarpon) and its subsidiary, Tarpon Coast National Bank. First Busey issued 849,965 shares of common stock and paid cash of $18,797,000 to Tarpon shareholders. The cash portion of this transaction was funded through the issuance of long-term debt and $10 million in additional trust preferred securities.

25 of 35

CAPITAL RESOURCES
Other than from the issuance of common stock, the Corporation’s primary source of capital is retained net income. During the three months ended March 31, 2006, the Corporation earned $6,867,000 and paid dividends of $3,421,000 to stockholders, resulting in the retention of current earnings of $3,446,000. The Corporation’s dividend payout ratio for the three months ended March 31, 2006 was 49.8%.
The Corporation and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2006, that the Corporation and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of March 31, 2006:

Total Capital (to Risk-weighted Assets)
Consolidated	$183,043	10.42%	$140,563	8.00%		N/A	N/A
Busey Bank	$161,188	11.35%	$113,629	8.00%		$142,036	10.00%
Busey Bank N.A.	$42,517	13.18%	$25,802	8.00%		$32,252	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$156,165	8.89%	$70,282	4.00%	$	N/A	N/A
Busey Bank	$138,528	9.75%	$56,815	4.00%		$85,222	6.00%
Busey Bank N.A.	$38,474	11.93%	$12,901	4.00%		$19,352	6.00%

Tier I Capital (to Average Assets)
Consolidated	$156,165	7.14%	$87,544	4.00%		N/A	N/A
Busey Bank	$138,528	7.75%	$71,541	4.00%		$89,427	5.00%
Busey Bank Florida	$38,474	9.70%	$15,863	4.00%		$19,828	5.00%

26 of 35

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
The Corporation’s subsidiary banks, Busey Bank and Busey Bank, N.A., have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks’ balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.
The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset-liability committees and approved by the Corporation’s Board of Directors establish guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.
Interest-rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of the Corporation’s rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

27 of 35

The following table sets forth the static rate-sensitivity analysis of the Corporation as of March 31, 2006:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days —	Over
	Days	Days	Days	1 Year	1 Year	Total
	(Dollars in thousands)
Interest-bearing deposits	$464	$—	$—	$—	$—	$464
Federal funds sold	14,500	—	—	—	—	14,500
Investment securities
U.S. Governments	2,691	6,988	37,871	115,748	36,749	200,047
Obligations of states and political subdivisions	390	2,224	2,035	9,107	71,218	84,974
Other securities	16,091	443	705	1,573	26,383	45,195
Loans (net of unearned int.)	736,890	103,536	91,179	189,789	639,104	1,760,498

Total rate-sensitive assets	$771,026	$113,191	$131,790	$316,217	$773,454	$2,105,678

Interest bearing transaction
Deposits	$100,803	$—	$—	$—	$—	$100,803
Savings deposits	115,442	—	—	—	—	115,442
Money market deposits	616,724	—	—	—	—	616,724
Time deposits	68,502	122,773	125,154	182,815	248,354	747,598
Short-term borrowings:
Repurchase agreements	49,724	—	—	—	—	49,724
Long-term debt	8,000	13,845	55,713	9,000	73,325	159,883
Junior subordinated debt owed to unconsolidated trusts	—	50,000	—	—	—	50,000

Total rate-sensitive liabilities	$959,195	$186,618	$180,867	$191,815	$321,679	$1,840,174
Rate-sensitive assets less rate-sensitive liabilities	$(188,169)	$(73,427)	$(49,077)	$124,402	$451,775	$265,504

Cumulative Gap	$(188,169)	$(261,596)	$(310,673)	$(186,271)	$265,504

Cumulative amounts as a percentage of total rate-sensitive assets	-8.94%	-12.42%	-14.75%	-8.85%	12.61%

Cumulative ratio	0.80	0.77	0.77	0.88	1.14

The funds management policy of the Corporation requires its bank subsidiaries to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods. As of March 31, 2006, the banks and the Corporation, on a consolidated basis, are within those guidelines.
The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $188.2 million in the 1-30 day repricing period and $73.4 million in the 31-90 day repricing period, and $49.1 million in the 91-180 days repricing period, as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 90 days. On a cumulative basis, the gap remains liability sensitive through one year. The composition of the gap structure at March 31, 2006, indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the same time.
The Corporation’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of

28 of 35

changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at March 31, 2006, balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at March 31, 2006, and December 31, 2005 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

March 31, 2006	0.03%	0.60%	(1.10%)	(1.93%)

December 31, 2005	(1.52%)	(0.18%)	(0.45%)	(1.29%)
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Corporation conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of March 31, 2006. The Corporation’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2006, are effective in timely alerting them to material information relating to the Corporation, including its consolidated subsidiaries, required to be included in the Corporation’s periodic filings under the Exchange Act.
Changes in Internal Controls
During the quarter ended March 31, 2006, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
Disclosure Controls and Internal Controls
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Corporation’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.

29 of 35

Limitations on the Effectiveness of Internal Controls
First Busey Corporation’s management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II — OTHER INFORMATION
ITEM 1: Legal Proceedings
Not Applicable
ITEM 1A: Risk Factors
There have been no material changes from risk factors as previously disclosed in the Corporation’s 2005 Annual Report on Form 10-K.
ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs [1]
603,955
January 1 – 31, 2006	—	$—	—	603,955
February 1 – 28, 2006	10,000	20.30	10,000	593,955
March 1 – 31, 2006	20,000	20.55	20,000	573,955

Total	30,000	$20.47	30,000

[1]	First Busey Corporation’s board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Corporation’s 2004 repurchase plan has no expiration date.

30 of 35

ITEM 3: Defaults upon Senior Securities
Not Applicable
ITEM 4: Submission of Matters to a Vote of Security Holders
None
ITEM 5: Other Information
(a) None
(b) Not applicable
ITEM 6: Exhibits
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Financial Officer.
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

Date: May 10, 2006

31 of 35