Form 10-Q
period 2006-06-30
FIRST BUSEY CORP /NV/
filed 2006-08-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended 6/30/2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐                                    Accelerated filer ☑                                     Non-accelerated filer ☐
Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006

Common Stock, $.001 par value	21,444,766

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

2 of 43

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets
Cash and due from banks	$61,099	$60,957
Federal funds sold	—	2,300
Securities available for sale (amortized cost 2006, $310,922; 2005, $319,151)	319,984	331,237
Loans (net of allowance for loan losses 2006 $23,392; 2005 23,190)	1,816,051	1,725,972
Premises and equipment	40,799	37,815
Cash surrender value of bank owned life insurance	19,328	18,894
Goodwill	54,386	54,102
Other intangible assets	4,418	5,122
Other assets	26,310	27,023

Total assets	$2,342,375	$2,263,422

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$251,544	$265,170
Interest bearing	1,610,657	1,544,229

Total deposits	$1,862,201	$1,809,399

Federal funds purchased and securities sold under agreements to repurchase	68,497	50,113
Long-term debt	168,863	169,883
Junior subordinated debt owed to unconsolidated trusts	55,000	50,000
Other liabilities	13,908	14,313

Total liabilities	$2,168,469	$2,093,708

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock	$—	$—
Common stock	22	22
Common stock to be issued	292	408
Surplus	45,129	44,812
Retained earnings	136,793	129,729
Accumulated other comprehensive income	5,459	7,282

Total stockholders’ equity before treasury stock, unearned ESOP shares and deferred compensation for stock grants	$187,695	$182,253
Treasury stock, at cost	(11,729)	(10,477)
Unearned ESOP shares and deferred compensation for stock grants	(2,060)	(2,062)

Total stockholders’ equity	$173,906	$169,714

Total liabilities and stockholders’ equity	$2,342,375	$2,263,422

Common shares outstanding at period end	21,444,766	21,504,082

See accompanying notes to unaudited consolidated financial statements.

3 of 43

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands, except per share
	amounts)
Interest income:
Interest and fees on loans	$62,447	$47,783
Interest and dividends on investment securities:
Taxable interest income	4,341	3,627
Non-taxable interest income	1,628	1,040
Dividends	313	375
Interest on Federal funds sold	122	223

Total interest income	$68,851	$53,048

Interest expense:
Deposits	$24,044	$14,446
Federal funds purchased and securities sold under agreements to repurchase	1,284	491
Short-term borrowings	21	90
Long-term debt	3,714	3,052
Junior subordinated debt owed to unconsolidated trusts	2,039	1,559

Total interest expense	$31,102	$19,638

Net interest income	$37,749	$33,410
Provision for loan losses	700	2,115

Net interest income after provision for loan losses	$37,049	$31,295

Other income:
Trust	$3,158	$2,911
Commissions and brokers fees, net	1,379	1,051
Service charges on deposit accounts	3,889	3,768
Other service charges and fees	1,449	1,084
Security gains, net	1,086	412
Gain on sales of loans	1,072	1,012
Increase in cash surrender value of life insurance	434	391
Other operating income	610	890

Total other income	$13,077	$11,519

Other expenses:
Salaries and wages	$13,269	$10,635
Employee benefits	2,948	2,379
Net occupancy expense of premises	2,504	2,068
Furniture and equipment expenses	1,748	1,426
Data processing	894	1,067
Stationery, supplies and printing	675	514
Amortization of intangible assets	704	390
Other operating expenses	6,188	4,922

Total other expenses	$28,930	$23,401

Income before income taxes	$21,196	$19,413
Income taxes	7,294	6,601

Net income	$13,902	$12,812

Basic earnings per share	$0.65	$0.63

Diluted earnings per share	$0.65	$0.62

Dividends declared per share of common stock	$0.32	$0.28

See accompanying notes to unaudited consolidated financial statements.

4 of 43

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands, except per share
	amounts)
Interest income:
Interest and fees on loans	$32,465	$24,921
Interest and dividends on investment securities:
Taxable interest income	2,177	1,762
Non-taxable interest income	825	547
Dividends	155	192
Interest on Federal funds sold	69	63

Total interest income	$35,691	$27,485

Interest expense:
Deposits	$12,713	$7,671
Federal funds purchased and securities sold under agreements to repurchase	807	315
Short-term borrowings	10	37
Long-term debt	1,864	1,511
Junior subordinated debt owed to unconsolidated trusts	1,046	802

Total interest expense	$16,440	$10,336

Net interest income	$19,251	$17,149
Provision for loan losses	300	1,425

Net interest income after provision for loan losses	$18,951	$15,724

Other income:
Trust	$1,642	$1,471
Commissions and brokers fees, net	710	525
Service charges on deposit accounts	2,028	1,944
Other service charges and fees	774	575
Security gains, net	862	250
Gain on sales of loans	538	589
Increase in cash surrender value of life insurance	222	196
Other operating income	128	414

Total other income	$6,904	$5,964

Other expenses:
Salaries and wages	$6,772	$5,438
Employee benefits	1,445	1,175
Net occupancy expense of premises	1,257	1,121
Furniture and equipment expenses	948	743
Data processing	490	578
Stationery, supplies and printing	336	249
Amortization of intangible assets	352	195
Other operating expenses	3,187	2,653

Total other expenses	$14,787	$12,152

Income before income taxes	$11,068	$9,536
Income taxes	4,033	3,260

Net income	$7,035	$6,276

Basic earnings per share	$0.33	$0.31

Diluted earnings per share	$0.33	$0.31

Dividends declared per share of common stock	$0.16	$0.14

See accompanying notes to unaudited consolidated financial statements

5 of 43

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities

Net income	$13,902	$12,812
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	209	6
Depreciation and amortization	2,660	2,020
Provision for loan losses	700	2,115
Provision for deferred income taxes	(1,178)	(1,012)
Stock dividends	—	(231)
Accretion of security discounts, net	(553)	(353)
Gain on sales of investment securities, net	(1,086)	(412)
Gain on sales of loans	(1,072)	(1,012)
Net gain on sale of ORE properties	(2)	—
Gain on sale and disposition of premises and equipment	(24)	(25)
Increase in cash surrender value of bank owned life insurance	(434)	(391)
Increase in deferred compensation	60	69
Change in assets and liabilities:
Decrease (increase) in other assets	1,599	(2,894)
(Increase) decrease in other liabilities	(289)	1,515
Increase in interest payable	218	485
(Increase) decrease in income taxes receivable	(8)	550
Increase in income taxes payable	—	873

Net cash provided by operating activities before loan originations and sales	$14,702	$14,115

Loans originated for sale	(77,323)	(72,573)
Proceeds from sales of loans	77,562	68,178

Net cash provided by operating activities	$14,941	$9,720

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	5,733	4,295
Proceeds from maturities of securities classified available for sale	39,857	60,991
Purchase of securities classified available for sale	(34,569)	(20,392)
Decrease in Federal funds sold	2,300	1,500
Increase in loans	(90,339)	(95,203)
Proceeds from sale of premises and equipment	12	70
Proceeds from sale of ORE properties	126	—
Purchases of premises and equipment	(4,952)	(3,014)

Net cash used in investing activities	$(81,832)	$(51,753)

(continued on next page)

6 of 43

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Cash Flows From Financing Activities
Net increase in certificates of deposit	$27,843	$27,874
Net increase in demand, money market and savings deposits	24,959	46,018
Cash dividends paid	(6,838)	(5,718)
Net increase (decrease) in Federal funds purchased and securities sold under agreement to repurchase	18,384	(4,026)
Proceeds from short-term borrowings	—	1,000
Principal payments on short-term borrowings	—	(11,250)
Proceeds from issuance of long-term debt	13,825	18,000
Principal payments on long-term debt	(14,845)	(31,573)
Proceeds from issuance of junior subordinate debt owed to unconsolidated trusts	30,000	10,000
Redemption of junior subordinate debt owed to unconsolidated trusts	(25,000)	—
Purchase of treasury stock	(1,329)	(2,065)
Proceeds from sale of treasury stock	34	1,393

Net cash provided by financing activities	$67,033	$49,653

Net increase in cash and due from banks	$142	$7,620
Cash and due from banks, beginning	$60,957	$47,991

Cash and due from banks, ending	$61,099	$55,611

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Other real estate acquired in settlement of loans	$448	$555

See accompanying notes to unaudited consolidated financial statements

7 of 43

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Net income	$13,902	$12,812

Other comprehensive loss, before tax:
Unrealized losses on securities:
Unrealized holding losses arising during period	$(1,939)	$(1,955)
Less reclassification adjustment for gains included in net Income	(1,086)	(412)

Other comprehensive loss, before tax	$(3,025)	$(2,367)
Income tax benefit related to items of other comprehensive loss	(1,202)	(941)

Other comprehensive loss, net of tax	$(1,823)	$(1,426)

Comprehensive income	$12,079	$11,386

See accompanying notes to unaudited consolidated financial statements
FIRST BUSEY CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
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
Note 2: Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. This statement is effective for the Corporation’s fiscal year beginning January 1, 2007. The Corporation is evaluating the impact of the statement on its financial position and results of operations.
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140.” (“SFAS No. 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired, issued, or subject to remeasurement after the beginning of the Corporation’s fiscal year beginning January 1, 2007. The Corporation is evaluating the impact of the statement on its financial position and results of operations.

8 of 43

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation is effective for the Corporation’s fiscal year beginning January 1, 2007. The Corporation is evaluating the impact of the interpretation on its financial position and results of operations.
Note 3: Unrealized Losses on Investment Securities
Information pertaining to securities with gross unrealized losses as of June 30, 2006, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized		Continuous unrealized
	losses existing for less		losses existing for greater
	than 12 months		than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
June 30, 2006:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$112,458	$591	$80,281	$913	$192,739	$1,504
Obligations of states and political subdivisions	43,688	1,235	12,823	438	56,511	1,673
Mortgage-backed securities	9,013	182	3,662	108	12,675	290
Corporate securities	2,082	51	808	35	2,890	86

Subtotal, debt securities	$167,241	$2,059	$97,574	$1,494	$264,815	$3,553

Mutual funds and other equity Securities	100	7	64	17	164	24

Total temporarily impaired Securities	$167,341	$2,066	$97,638	$1,511	$264,979	$3,577

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

9 of 43

Note 4: Loans
The major classifications of loans as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial	$220,293	$219,134
Real estate construction	393,389	345,454
Real estate — farmland	11,095	10,188
Real estate — 1-4 family residential mortgage	529,419	528,922
Real estate — multifamily mortgage	114,954	104,502
Real estate — non-farm nonresidential mortgage	507,895	470,779
Installment	39,824	45,702
Agricultural	21,303	23,433

	$1,838,172	$1,748,114
Plus net deferred loan costs	1,271	1,048

	1,839,443	1,749,162

Less:
Allowance for loan losses	23,392	23,190

Net loans	$1,816,051	$1,725,972

The real estate – 1-4 family residential mortgage category includes loans held for sale with carrying values of $12,570,000 at June 30, 2006 and $11,737,000 at December 31, 2005; these loans had fair market values of $12,685,000 and $11,877,000, respectively.
Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$23,190	$19,217
Provision for loan losses	700	2,115
Recoveries applicable to loan balances previously charged off	82	153
Loan balances charged off	(580)	(366)

Balance, June 30	$23,392	$21,119

10 of 43

Note 5: Earnings Per Share
Net income per common share has been computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share amounts)
Net income	$7,035	$6,276	$13,902	$12,812

Shares:
Weighted average common shares outstanding	21,343	20,419	21,359	20,427

Dilutive effect of outstanding options as determined by the application of the treasury stock method	90	95	88	122

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	21,433	20,514	21,447	20,549

Basic earnings per share	$0.33	$0.31	$0.65	$0.63

Diluted earnings per share	$0.33	$0.31	$0.65	$0.62

Note 6: Stock-based Compensation
First Busey Corporation has two stock-based employee compensation plans, which are described more fully in Note 16 of the Corporation’s Annual Report on Form 10-K. Prior to January 1, 2006, the Corporation accounted for those plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized under the Corporation’s Stock Option Plan in the Corporation’s Consolidated Statements of Income prior to January 1, 2006, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, the Corporation adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six-month period ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R) . Results for prior periods have not been restated.
Prior to the adoption of Statement 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123(R) requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be presented as financing cash flows. The Corporation had no material excess cash inflows during the six months ended June 30, 2006.

11 of 43

The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement 123 to options granted under the Corporation’s stock option plan in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the shorter of the optionees’ service period or the options’ vesting periods.

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)
Net income as reported	$7,035	$6,276	$13,902	$12,812

Add: Stock-based compensation expense included in reported net income, net of related tax effects	67	—	109	—

Deduct: Total stock-based compensation expense for all awards, net of related tax effects	(67)	(69)	(109)	(120)

Pro-forma net income	$7,035	$6,207	$13,902	$12,692

Earnings per Share:
Basic, as reported	$0.33	$0.31	$0.65	$0.63
Less Compensation Expense	—	0.01	—	0.01

Basic, pro forma	$0.33	$0.30	$0.65	$0.62

Diluted, as reported	$0.33	$0.31	$0.65	$0.62
Less Compensation Expense	—	0.01	—	—

Diluted, pro forma	$0.33	$0.30	$0.65	$0.62

On April 25 and May 16, 2006, the Corporation granted options to non-employee directors and certain employees, respectively. The Corporation utilizes the weighted average assumptions in the following table to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. These assumptions are consistent with the provisions of Statement 123(R) and the Corporation’s prior period pro forma disclosures of net income and earnings per share, including stock option expense. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The fair value of stock options will be expensed ratably over the service period or vesting period, whichever is short. Generally, option grants to non-employee directors are subject to a service period requirement that is shorter than the associated vesting schedule.

	Directors	Employees

Number of options granted	62,000	188,000
Exercise Price	$20.71	$20.16
Estimated forfeiture rate	—	8%
Risk-free interest rate	4.98%	4.99%
Expected life, in years	4.2	4.2
Expected volatility	11.3%	11.3%
Expected dividend yield	3.09%	3.17%
Estimated fair value per option	$2.37	$2.27

12 of 43

A summary of the status of the Corporation’s stock option plan for the six-month period ended June 30, 2006, and the changes during the period ended on that date is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at January 1, 2006	625,925	$17.67
Granted	250,000	20.30
Exercised	(5,325)	14.56
Forfeited	(1,850)	19.59

Outstanding at June 30, 2006	868,750	$18.44

Exercisable at June 30, 2006	328,200	$16.00
The following table summarizes information about stock options outstanding at June 30, 2006:

					Options
	Options Outstanding				Exercisable
		Weighted-
		Average
		Remaining
Exercise		Contractual	Exercise	Expiration
Prices	Number	Life	Date	Date	Number

$ 14.56	220,200	4.47 years	Apr. 16, 2005	Dec. 16, 2010	220,200
18.07	54,000	2.46 years	Jan. 21, 2005	Dec. 15, 2008	54,000
19.59	290,550	3.21 years	Sept. 14, 2007	Sept. 14, 2009	—
19.83	54,000	3.46 years	Jan. 21, 2006	Dec. 15, 2009	54,000
20.16	188,000	5.46 years	Jan. 26, 2009	Dec. 15, 2011	—
20.71	62,000	5.46 years	Jan. 26, 2009	Dec. 15, 2011	—

	868,750	4.15 years			328,200

Of the 868,750 options the Corporation has outstanding, 290,550 and 250,000 become exercisable on September 14, 2007 and January 26, 2009, respectively. The Corporation will recognize compensation expense of approximately $247,000 and $170,000 in 2006 and 2007, before income tax effects, respectively, related to the options becoming exercisable in 2007. Compensation expense recognition of approximately $196,000, $190,000, $147,000 and $6,000 will occur in 2006 through 2009, before income tax effect, respectively, related to the options becoming exercisable in 2009.
Note 7: Junior Subordinated Debt Owed to Unconsolidated Trusts
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

13 of 43

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2006:

	First Busey Statutory Trust II	First Busey Statutory Trust III	First Busey Statutory Trust IV

Junior Subordinated Notes:
Principal balance	$ 15,000,000	$ 10,000,000	$ 30,000,000
Annual interest rate	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	6.94%
Stated maturity date	June 17, 2034	June 15, 2035	June 15, 2036
Call date	June 17, 2009	June 15, 2010	June 15, 2011

Trust Preferred Securities:
Face value	$ 15,000,000	$ 10,000,000	$ 30,000,000
Annual distribution rate(1)	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	6.94%
Issuance date	April 30, 2004	June 15, 2005	June 15, 2006
Distribution dates(2)	Quarterly	Quarterly	Quarterly

(1)	First Busey Statutory Trust IV maintains a 5-year fixed coupon of 6.94%, subsequently converting to a floating 3-month LIBOR +1.55%.

(2)	All cash distributions are cumulative
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption of the junior subordinated notes on a date no earlier than June 17, 2009, for First Busey Statutory Trust II, June 15, 2010, for First Busey Statutory Trust III, and June 15, 2011, for First Busey Statutory Trust IV. Prior to these respective redemption dates, the junior subordinated notes may also be redeemed by the Corporation (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Corporation or the trusts, would cause the trust preferred securities to no longer qualify for Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Corporation making payment on the related junior subordinated notes. The Corporation’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each trust’s obligations under the trust preferred securities issued by each trust. The Corporation has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.
On April 25, 2006, the Corporation’s board of directors approved redemption of the trust preferred securities issued by First Busey Capital Trust I. These securities were redeemed at par value on June 19, 2006, plus accrued but unpaid distributions. The Corporation received regulatory approval and established a new series of preferred securities in an aggregate principal amount of $30,000,000 as part of a pooled trust preferred program, First Busey Statutory Trust IV. The proceeds of the new issue were used to redeem the securities of First Busey Capital Trust I and to repay certain outstanding indebtedness of the Corporation.
In March, 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of June 30, 2006, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March, 2005.
Note 8: Outstanding Commitments and Contingent Liabilities
The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Corporation and its subsidiaries.

14 of 43

As of June 30, 2006, Busey Bank N.A. has entered into a contractual commitment for the construction of a new branch location in Cape Coral, Florida. Total commitment for the project is approximately $2,674,000. As of June 30, 2006, $552,000 remains outstanding under the contract. Construction of this branch location is expected to be completed during the third quarter of 2006.
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
The Corporation and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments. The Corporation and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Corporation’s exposure to off-balance-sheet risk follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$515,470	$559,847
Standby letters of credit	12,135	12,567
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
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of June 30, 2006, and December 31, 2005, no amounts were recorded as liabilities for the Corporation’s potential obligations under these guarantees.
As of June 30, 2006, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.
Note 9: Business Combination
On July 29, 2005, First Busey Corporation acquired all the outstanding common stock of Tarpon Coast Bancorp, Inc. (Tarpon) and its subsidiary, Tarpon Coast National Bank, a $153 million bank headquartered in Port Charlotte, Florida. First Busey Corporation issued 849,965 shares of common stock and paid cash of $18,797,000 to Tarpon shareholders, which was funded through the issuance of long-term debt and $10 million in additional trust preferred securities. Of the 849,965 shares of common stock issued in the Tarpon acquisition, stock certificates representing 14,773 shares have not been issued to shareholders by First Busey pending the receipt of the appropriate instructions from Tarpon shareholders. The value of these shares has been included in “Common stock to be issued” on First Busey’s consolidated balance sheet. These shares are also included in the Corporation’s earnings-per-share calculations. The transaction has been accounted for as a purchase and the results of operations since the acquisition date have been included in the consolidated financial statements. The purchase price of $35,909,000 was allocated based upon the fair value of the assets acquired and liabilities assumed. The

15 of 43

excess of the total acquisition cost over the fair value of the net tangible assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangible of $2,371,000 is being amortized over periods ranging from three to five years.
Unaudited operating results for the three and six months ended June 30, 2006, and pro forma unaudited operating results for the three and six months ended June 30, 2005, giving effect to the Tarpon Coast acquisition as if it had occurred as of January 1, 2005, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Interest income	$35,691	$29,528	$68,851	$57,012
Interest expense	16,440	11,041	31,102	20,866
Provision for loan losses	300	1,455	700	2,175
Noninterest income	6,904	6,193	13,077	12,120
Noninterest expense	14,787	13,364	28,930	26,263

Income before income taxes	$11,068	$9,861	$21,196	$19,828
Income taxes	4,033	3,376	7,294	6,747

Net income	$7,035	$6,485	$13,902	$13,081

Earnings per share — basic	$0.33	$0.31	$0.65	$0.62

Earnings per share — diluted	$0.33	$0.30	$0.65	$0.61

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

16 of 43

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries (“Corporation”) at June 30, 2006 (unaudited), as compared with December 31, 2005, and the results of operations for the six months ended June 30, 2006 and 2005 (unaudited), and the results of operations for the three months ended June 30, 2006 and 2005 (unaudited). Management’s discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s 2005 Annual Report on Form 10-K.
Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three and six months ending June 30, 2005, to be consistent with the classifications adopted as of and for the three and six months ending June 30, 2006.
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

17 of 43

FINANCIAL CONDITION AT JUNE 30, 2006 AS COMPARED TO DECEMBER 31, 2005
Total assets increased $78,953,000 or 3.5% at June 30, 2006 from $2,263,422,000 at December 31, 2005. Securities available for sale decreased $11,253,000, or 3.4%, to $319,984,000 at June 30, 2006 from $331,237,000 at December 31, 2005. Loans increased $90,281,000, or 5.2%, to $1,839,443,000 at June 30, 2006, from $1,749,162,000 at December 31, 2005 primarily due to growth in real estate construction and non-farm nonresidential.
Total deposits increased $52,802,000, or 2.9%, to $1,862,201,000 at June 30, 2006, from $1,809,399,000 at December 31, 2005. Noninterest-bearing deposits decreased $13,626,000 or 5.1% to $251,544,000 at June 30, 2006, from $265,170,000 at December 31, 2005. Interest-bearing deposits increased $66,428,000 or 4.3% to $1,610,657,000 at June 30, 2006, from $1,544,229,000 at December 31, 2005.
During the first six months of 2006, the Corporation repurchased 65,000 shares of its common stock at an aggregate cost of $1,329,000. On February 17, 2004, the Corporation’s Board of Directors approved a stock repurchase plan for the repurchase of up to 750,000 shares of common stock. Of the shares repurchased during the first six months of 2006, all were repurchased under the 2004 Stock Repurchase Plan. The Corporation is purchasing shares for treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of June 30, 2006, there were 328,200 options currently exercisable, and an additional 540,550 stock options outstanding but not currently exercisable.
ASSET QUALITY
The following table sets forth the components of non-performing assets and past due loans.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans	$4,656	$4,483
Loans 90 days past due, still accruing	1,347	1,420
Restructured loans	—	—

Total non-performing loans	$6,003	$5,903

Other real estate owned	560	236
Other assets acquired in satisfaction of debts previously contracted	1	1

Total non-performing other assets	$561	$237

Total non-performing loans and non-performing other assets	$6,564	$6,140

Non-performing loans to loans, before allowance for loan losses	0.33%	0.34%

Non-performing loans and non-performing other assets to loans, before allowance for loan losses	0.36%	0.35%

Total non-performing loans and non-performing other assets increased $424,000 or 6.9% to $6,564,000 as of June 30, 2006 from $6,140,000 due to an increase in non-accrual loans and other real estate owned, which was partially offset by a decrease in loans 90 days past due, still accruing. Non-performing loans as a percentage of loans improved to 0.33% as of June 30, 2006 as compared to 0.34% as of December 31, 2005. The balance in nonaccrual loans increased $173,000 to $4,656,000 or 0.25% of total loans as of June 30, 2006, compared to $4,483,000 or 0.26% of total loans as of December 31, 2005. The balance of loans 90 days past due, still accruing improved $73,000 to $1,347,000 or 0.07% of total outstanding loans as of June 30, 2006, compared to $1,420,000 or 0.08% of outstanding loans as of December 31, 2005.

18 of 43

POTENTIAL PROBLEM LOANS
Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $10,540,000 June 30, 2006, as compared to $11,691,000 as of December 31, 2005.
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
RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006, AS COMPARED TO JUNE 30, 2005
SUMMARY
Net income for the six months ended June 30, 2006, was $13,902,000 which represents an increase of $1,090,000 or 8.5% as compared to net income of $12,812,000 for the comparable period in 2005. Year-to-date diluted earnings per share increased 4.8% to $0.65 for the six-month period ended June 30, 2006.
The Corporation’s return on average assets was 1.23% for the six months ended June 30, 2006, a decline of 6 basis points from 1.29% for the comparable period in 2005. The Corporation’s return on average stockholders’ equity was 16.39% for the six months ended June 30, 2006, representing a decline of 212 basis points compared to 18.51% for the same period in 2005.

19 of 43

FIRST BUSEY CORPORATION and Subsidiaries
AVERAGE BALANCE SHEETS AND INTEREST RATES
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$570	$13	4.60%	$1,232	$16	2.62%
Federal funds sold	5,260	122	4.68%	22,308	223	2.02%
Investment securities U.S. Government obligations	198,630	3,790	3.85%	216,716	3,006	2.80%
Obligations of states and political subdivisions (1)	83,990	2,505	6.01%	53,342	1,600	6.05%
Other securities	45,731	851	3.75%	49,291	980	4.01%
Loans (net of unearned interest) (1) (2)	1,770,244	62,615	7.13%	1,522,930	47,939	6.35%

Total interest earning assets	$2,104,425	$69,896	6.70%	$1,865,819	$53,764	5.81%

Cash and due from banks	52,610			47,316
Premises and equipment	39,627			27,230
Allowance for loan losses	(23,407)			(19,819)
Other assets	103,166			79,683

Total Assets	$2,276,421			$2,000,229

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$73,977	$788	2.15%	$38,912	$163	0.84%
Savings deposits	114,882	513	0.90%	112,830	374	0.67%
Money market deposits	626,858	8,067	2.60%	568,587	3,714	1.32%
Time deposits	746,701	14,676	3.96%	665,741	10,195	3.09%
Short-term borrowings:
Federal funds purchased	18,274	465	5.13%	11,524	118	2.06%
Repurchase agreements	49,265	819	3.35%	44,269	373	1.70%
Other	800	21	5.29%	7,740	90	2.34%
Long-term debt	162,086	3,714	4.62%	153,532	3,052	4.01%
Junior subordinated debt owed to unconsolidated trusts	50,714	2,039	8.11%	41,429	1,559	7.59%

Total interest-bearing liabilities	$1,843,557	$31,102	3.40%	$1,644,564	$19,638	2.41%

Net interest spread			3.30%			3.40%

Demand deposits	245,568			204,347
Other liabilities	16,208			11,731
Stockholders’ equity	171,088			139,587

Total Liabilities and Stockholders’ Equity	$2,276,421			$2,000,229

Interest income / earning assets (1)	$2,104,425	$69,896	6.70%	$1,865,819	$53,764	5.81%
Interest expense / earning assets	$2,104,425	$31,102	2.98%	$1,865,819	$19,638	2.12%

Net interest margin (1)		$38,794	3.72%		$34,126	3.69%

(1)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2006 and 2005

(2)	Non-accrual loans have been included in average loans, net of unearned interest.

20 of 43

FIRST BUSEY CORPORATION and Subsidiaries
CHANGES IN NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Change due to(1)
	Average	Average	Total
	Volume	Yield/Rate	Change
	(Dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(12)	$9	$(3)
Federal funds sold	(343)	242	(101)
Investment securities:
U.S. Government obligations	(259)	1,043	784
Obligations of states and political subdivisions (2)	921	(16)	905
Other securities	(71)	(58)	(129)
Loans (2)	7,901	6,775	14,676

Change in interest income (2)	$8,137	$7,995	$16,132

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$351	$274	$625
Savings deposits	7	132	139
Money market deposits	416	3,937	4,353
Time deposits	1,276	3,205	4,481
Short-term borrowings:
Federal funds purchased	129	218	347
Repurchase agreements	47	399	446
Other	(176)	107	(69)
Long-term debt	171	491	662
Junior subordinated debt owed to unconsolidated trusts	353	127	480

Change in interest expense	$2,574	$8,890	$11,464

Increase in net interest income (2)	$5,563	$(895)	$4,668

(1)	Changes due to both rate and volume have been allocated proportionally

(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2006 and 2005.

21 of 43

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN
Average earning assets increased $238,606,000 or 12.8% to $2,104,425,000 for the six months ending June 30, 2006, as compared to $1,865,819,000 for the comparable period last year. The average balance of loans outstanding increased $247,314,000 or 16.2% to $1,770,244,000 during the six-month period ended June 30, 2006, compared to $1,522,930,000 during the comparable period in 2005. The Corporation closed the acquisition of Tarpon Coast Bancorp, Inc. and its subsidiary, Tarpon Coast National Bank, on July 29, 2005. Tarpon Coast National Bank merged with Busey Bank Florida in February, 2006. The resulting bank has been renamed Busey Bank, National Association (“Busey Bank, N.A.”). A significant portion of the growth in the average balances of various balance sheet items is due to the acquisition of Tarpon Coast National Bank combined with other growth in the Florida market. Busey Bank, N.A. had average assets of $422,440,000 during the six-month period ending June 30, 2006, compared to Busey Bank Florida’s average assets of $208,025,000 during the comparable period in 2005. During the first six months of 2006, Busey Bank, N.A.’s loan balances averaged $352,310,000 compared to Busey Bank Florida’s average loan balance of $187,997,000 during the comparable period in 2005.
Interest-bearing liabilities averaged $1,843,557,000 during the first six months of 2006, an increase of $198,993,000 or 12.1% from the average balance of $1,644,564,000 for the comparable period in 2005. Interest-bearing deposits averaged $1,562,418,000 during the six-month period ended June 30, 2006, an increase of $176,348,000 or 12.7% from $1,386,070,000 for the comparable period in 2005. Busey Bank N.A. had average interest-bearing deposits of $278,568,000 during the six-months ended June 30, 2006, compared to Busey Bank Florida’s average interest-bearing liabilities of $155,851,000 during the comparable period in 2005.
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
Net interest income, on a fully taxable equivalent basis, increased $4,668,000 or 13.7% to $38,794,000 for the six months ended June 30, 2006, compared to $34,126,000 for the comparable period in 2005. Net interest margin, the Corporation’s net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.72% for the six months ended June 30, 2006, compared to 3.69% for the comparable period in 2005. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.44% for the six months ended June 30, 2006, compared to 3.44% for the comparable period in 2005.
Interest income, on a tax equivalent basis, for the six months ended June 30, 2006, was $69,896,000, which is $16,132,000 or 30.0% higher than the $53,764,000 earned during the comparable period in 2005. The average yield on interest-earning assets increased 89 basis points to 6.70% for the six months ended June 30, 2006, compared to 5.81% for the comparable period in 2005. This increase is due primarily to growth in the average balances of outstanding loans and obligations to states and political subdivisions combined with an increase in the average yields in most categories of interest-earning assets.
Interest expense for the six months ended June 30, 2006, was $31,102,000, which is $11,464,000 or 58.4% higher than the $19,638,000 for the comparable period in 2005. The average rate paid on interest-bearing liabilities increased 99 basis points to 3.40% for the six months ended June 30, 2006, compared to 2.41% for the comparable period in 2005. The increase in interest expense is due primarily to an increase in the average cost and growth of deposits combined with an overall increase in the average costs and balances of borrowings and debt.
PROVISION FOR LOAN LOSSES
The Corporation’s provision for loan losses of $700,000 during the six months ended June 30, 2006 is $1,415,000 less than the $2,115,000 recorded during the comparable period in 2005. The provision and net charge-offs of $498,000 for the six-month period ending June 30, 2006, resulted in the allowance representing 1.27% of total loans and 390% of non-performing loans as of June 30, 2006, as compared to the allowance representing 1.33% of outstanding loans and 393% of non-performing loans as of December 31, 2005. Net charge-offs for the first six months of 2006 were $498,000 compared to $213,000 for the comparable period in 2005. The annualized net charge-off ratio (annualized net charge-offs as a

22 of 43

percentage of average loans) was 0.06% as of June 30, 2006, compared to 0.03% as of June 30, 2005. The adequacy of the allowance for loan losses is consistent with management’s consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.
OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES
Total other income, excluding security gains, increased $884,000 or 8.0% to $11,991,000 for the six months ended June 30, 2006, compared to $11,107,000 for the same period in 2005. Growth in trust fees, brokerage commission, service charges and fees, and gains on the sale of mortgage loans all contributed to the increase in other income.
During the first six months of 2006 the Corporation recognized gains of $1,072,000 on the sale of $76,490,000 in mortgage loans compared to gains of $1,012,000 on the sale of $67,166,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.
Income recognized on service charges, trust fees, commissions, and loan gains are recognized based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Income from the servicing of sold loans is recognized based on estimated asset valuations and transaction volumes. While these estimates and assumptions may be considered complex, First Busey has implemented controls and processes to mitigate the risk of inaccuracies in these accruals.
During the six months ended June 30, 2006, the Corporation recognized security gains of approximately $654,000 after income taxes, representing 4.7% of net income. During the comparable period in 2005, security gains of approximately $248,000 after income taxes were recognized, representing 1.9% of net income. The Corporation owns a position in a marketable equity security with substantial appreciated value. The directors of First Busey have authorized an orderly liquidation of this asset.
In April 2006, the corporation wrote-off certain capitalized issuance costs in the amount of $628,000, net of income tax benefit, associated with the redemption of First Busey Capital Trust I. The amount is recorded in the Consolidated Statements of Income in the line, “Other operating income”, consistent with the results of all the Corporation’s unconsolidated subsidiaries.
Total other expenses increased $5,529,000 or 23.6% to $28,930,000 for the six months ended June 30, 2006, compared to $23,401,000 for the comparable period in 2005. Salaries and wage expense increased $2,634,000 or 24.8% to $13,269,000 for the six months ended June 30, 2006, as compared to $10,635,000 during the same period last year. Employee benefits were $569,000 higher during the six months ended June 30, 2006, compared to the same period in 2005. The increase in other expenses and employment costs are primarily related to an increase in full time equivalent employees to 643 at June 30, 2006 from 553 at June 30, 2005.
Occupancy and furniture and equipment expenses increased $758,000 to $4,252,000 during the first six months of 2006 compared to $3,494,000 during the comparable period in 2005, due primarily to the addition of branches associated with the growth in the Florida market.
Other operating expenses increased $1,568,000 or 22.7% to $8,461,000 for the six months ending June 30, 2006, compared to $6,893,000 for the comparable period in 2005. The net increase is primarily attributable to growth in the Florida market.
Income taxes for the six months ended June 30, 2006, increased to $7,294,000 compared to $6,601,000 for the comparable period in 2005. As a percentage of income before taxes, the provision for income taxes increased slightly to 34.4% for the six months ended June 30, 2006, from 34.0% for the comparable period in 2005.

23 of 43

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006, AS COMPARED TO JUNE 30, 2005
SUMMARY
Net income for the three months ended June 30, 2006, was $7,035,000 which represents an increase of $759,000 or 12.1% as compared to net income of $6,276,000 for the comparable period in 2005. Fully-diluted earnings per share increased 6.5% to $0.33 for the quarter ended June 30, 2006 compared to $0.31 for the quarter ended June 30, 2005.
The Corporation’s return on average assets was 1.23% for the three months ended June 30, 2006, a decline of 2 basis points from 1.25% for the comparable period in 2005. The Corporation’s return on average stockholders’ equity was 16.41% for the three months ended June 30, 2006, representing a decline of 148 basis points compared to 17.89% for the comparable period in 2005.

24 of 43

FIRST BUSEY CORPORATION and Subsidiaries
AVERAGE BALANCE SHEETS AND INTEREST RATES
QUARTERS ENDED JUNE 30, 2006 AND 2005

	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$378	$5	5.31%	$1,429	$10	2.81%
Federal funds sold	5,674	69	4.88%	14,428	63	1.75%
Investment securities
U.S. Government obligations	195,639	1,897	3.89%	207,146	1,452	2.81%
Obligations of states and political subdivisions (1)	84,500	1,269	6.02%	55,241	842	6.11%
Other securities	44,667	431	3.87%	48,408	492	4.08%
Loans (net of unearned interest) (1) (2)	1,791,837	32,548	7.29%	1,553,819	25,002	6.45%

Total interest earning assets	$2,122,695	$36,219	6.84%	$1,880,471	$27,861	5.94%

Cash and due from banks	54,260			46,208
Premises and equipment	40,488			27,609
Allowance for loan losses	(23,477)			(20,141)
Other assets	103,815			80,323

Total Assets	$2,297,781			$2,014,470

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$79,165	$444	2.25%	$40,807	$77	0.76%
Savings deposits	113,346	263	0.93%	111,253	189	0.68%
Money market deposits	628,499	4,333	2.77%	573,950	2,077	1.45%
Time deposits	755,496	7,673	4.07%	671,545	5,328	3.18%
Short-term borrowings:
Federal funds purchased	28,164	366	5.21%	19,488	118	2.43%
Repurchase agreements	49,145	441	3.60%	41,720	197	1.89%
Other	712	10	5.63%	6,111	37	2.43%
Long-term debt	159,288	1,864	4.69%	148,242	1,511	4.09%
Junior subordinated debt owed to unconsolidated trusts	51,250	1,046	8.19%	42,500	802	7.57%

Total interest-bearing liabilities	$1,865,065	$16,440	3.54%	$1,655,616	$10,336	2.50%

Net interest spread			3.30%			3.44%

Demand deposits	244,493			206,170
Other liabilities	16,280			12,000
Stockholders’ equity	171,943			140,684

Total Liabilities and Stockholders’ Equity	$2,297,781			$2,014,470

Interest income / earning assets (1)	$2,122,695	$36,219	6.84%	$1,880,471	$27,861	5.94%
Interest expense / earning assets	$2,122,695	$16,440	3.10%	$1,880,471	$10,336	2.20%

Net interest margin (1)		$19,779	3.74%		$17,525	3.74%

(3)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2006 and 2005

(4)	Non-accrual loans have been included in average loans, net of unearned interest.

25 of 43

FIRST BUSEY CORPORATION and Subsidiaries
CHANGES IN NET INTEREST INCOME
QUARTERS ENDED JUNE 30, 2006 AND 2005

	Change due to(1)
	Average	Average	Total
	Volume	Yield/Rate	Change
	(Dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(12)	$7	$(5)
Federal funds sold	(80)	86	6
Investment securities:
U.S. Government obligations	(82)	527	445
Obligations of states and political subdivisions (2)	448	(21)	427
Other securities	(38)	(23)	(61)
Loans (2)	3,906	3,640	7,546

Change in interest income (2)	$4,142	$4,216	$8,358

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$206	$161	$367
Savings deposits	4	70	74
Money market deposits	214	2,042	2,256
Time deposits	689	1,656	2,345
Short-term borrowings:
Federal funds purchased	79	169	248
Repurchase agreements	41	203	244
Other	(74)	47	(27)
Long-term debt	114	239	353
Junior subordinated debt owed to unconsolidated trusts	168	76	244

Change in interest expense	$1,441	$4,663	$6,104

Increase in net interest income (2)	$2,701	$(447)	$2,254

(1)	Changes due to both rate and volume have been allocated proportionally

(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2006 and 2005.

26 of 43

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN
Average earning assets increased $242,224,000 or 12.9% to $2,122,695,000 for the three months ending June 30, 2006, as compared to $1,880,471,000 for the comparable period last year. The average balance of loans outstanding increased $238,018,000 or 15.3% to $1,791,837,000 during the three-month period ended June 30, 2006, compared to $1,553,819,000 during the comparable period in 2005. The Corporation closed the acquisition of Tarpon Coast Bancorp, Inc. and its subsidiary, Tarpon Coast National Bank, on July 29, 2005. Tarpon Coast National Bank merged with Busey Bank Florida in February, 2006. The resulting bank has been renamed Busey Bank, National Association (“Busey Bank, N.A.”). A significant portion of the growth in the average balances of various balance sheet items is due to the acquisition of Tarpon Coast National Bank combined with other growth in the Florida market. Busey Bank, N.A. had average assets of $424,034,000 during the three-month period ending June 30, 2006, compared to Busey Bank Florida’s average assets of $223,247,000 during the comparable period in 2005. During the second quarter of 2006, Busey Bank, N.A.’s loan balances averaged $352,014,000 compared to Busey Bank Florida’s average loan balance of $202,652,000 during the comparable period in 2005.
Interest-bearing liabilities averaged $1,865,065,000 during the three months ended June 30, 2006, an increase of $209,449,000 or 12.7% from the average balance of $1,655,616,000 for the comparable period in 2005. Interest-bearing deposits averaged $1,576,506,000 during the three-month period ended June 30, 2006, an increase of $178,951,000 or 12.8% from $1,397,555,000 for the comparable period in 2005. Busey Bank N.A. had average interest-bearing deposits of $287,936,000 during the three-months ended June 30, 2006, compared to Busey Bank Florida’s average interest-bearing liabilities of $162,727,000 during the comparable period in 2005.
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
Net interest income, on a fully taxable equivalent basis, increased $2,254,000 or 12.9% to $19,779,000 for the three months ended June 30, 2006, compared to $17,525,000 for the comparable period in 2005. Net interest margin, the Corporation’s net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.74% for the three months ended June 30, 2006, compared to 3.74% for the comparable period in 2005. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.45% for the three months ended June 30, 2006, compared to 3.49% for the comparable period in 2005.
Interest income, on a tax equivalent basis, for the three months ended June 30, 2006, was $36,219,000, which is $8,358,000 or 30.0% higher than the $27,861,000 earned during the comparable period in 2005. The average yield on interest-earning assets increased 90 basis points to 6.84% for the three months ended June 30, 2006, compared to 5.94% for the comparable period in 2005. This increase is due primarily to the combined growth in the average balances and average yields of outstanding loans.
Interest expense for the three months ended June 30, 2006, was $16,440,000, which is $6,104,000 or 59.1% higher than the $10,336,000 for the comparable period in 2005. The average rate paid on interest-bearing liabilities increased 104 basis points to 3.54% for the three months ended June 30, 2006, compared to 2.50% for the comparable period in 2005. The increase in interest expense is due primarily to an increase in the average cost of deposits combined with growth in the average balance of deposits.

27 of 43

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES
Total other income, excluding security gains, increased $328,000 or 5.7% to $6,042,000 for the three months ended June 30, 2006, compared to $5,714,000 for the same period in 2005. Growth in trust fees, brokerage commission, service charges and fees all contributed to the increase in other income.
During the second quarter of 2006, the Corporation recognized gains of $538,000 on the sale of $41,540,000 in mortgage loans compared to gains of $589,000 on the sale of $36,132,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.
Income recognized on service charges, trust fees, commissions, and loan gains are recognized based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Income from the servicing of sold loans is recognized based on estimated asset valuations and transaction volumes. While these estimates and assumptions may be considered complex, First Busey has implemented controls and processes to mitigate the risk of inaccuracies in these accruals.
During the three months ending June 30, 2006, the Corporation recognized security gains of approximately $519,000 after income taxes, representing 7.4% of net income. During the comparable period in 2005, security gains of approximately $151,000 after income taxes were recognized, representing 2.4% of net income. The Corporation owns a position in a marketable equity security with substantial appreciated value. The directors of First Busey have authorized an orderly liquidation of this asset.
In April 2006, the corporation wrote-off certain capitalized issuance costs in the amount of $628,000, net of income tax benefit, associated with the redemption of First Busey Capital Trust I. The amount is recorded in the Consolidated Statements of Income in the line, “Other operating income”, consistent with the results of all the Corporation’s unconsolidated subsidiaries.
Total other expenses increased $2,635,000 or 21.7% to $14,787,000 for the three months ending June 30, 2006, compared to $12,152,000 for the comparable period in 2005. Salaries and wage expense increased $1,334,000 or 24.5% to $6,772,000 for the three months ended June 30, 2006, as compared to $5,438,000 during the same period last year. Employee benefits were $270,000 higher during the three months ended June 30, 2006, compared to the same period in 2005. The increase in other expenses and employment costs are primarily related to an increase in full time equivalent employees to 643 at June 30, 2006 from 553 at June 30, 2005.
Occupancy and furniture and equipment expenses increased $341,000 to $2,205,000 during the second quarter of 2006 compared to $1,864,000 during the comparable period in 2005, due primarily to the addition of branches associated with the growth in the Florida market.
Other operating expenses increased $690,000 or 18.8% to $4,365,000 for the three months ending June 30, 2006, compared to $3,675,000 for the comparable period in 2005. The net increase is primarily attributable to growth in the Florida market.
Income taxes for the three months ended June 30, 2006, increased to $4,033,000 compared to $3,260,000 for the comparable period in 2005. As a percentage of income before taxes, the provision for income taxes increased to 36.4% for the three months ended June 30, 2006, from 34.2% for the comparable period in 2005. The increase in the effective tax rate is due to an adjustment related to certain matters arising at the branches acquired in the acquisition of Tarpon Coast National Bank. The Corporation expects the effective tax rate to return to historical levels in subsequent periods.

28 of 43

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

29 of 43

Following is a summary of selected financial information for the Corporation’s business segments for the six-month periods ended June 30, 2006, and June 30, 2005:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Interest Income:
Busey Bank	$55,728	$45,661
Busey Bank N.A.	13,071	7,285
Busey Investment Group, Inc.	123	84
All Other	(71)	18

Total Interest Income	$68,851	$53,048

Interest Expense:
Busey Bank	$23,062	$15,188
Busey Bank N.A.	4,921	2,351
Busey Investment Group, Inc.	—	—
All Other	3,119	2,099

Total Interest Expense	$31,102	$19,638

Other Income:
Busey Bank	$8,894	$7,746
Busey Bank N.A.	1,251	251
Busey Investment Group, Inc.	3,966	3,777
All Other	(1,034)	(255)

Total Other Income	$13,077	$11,519

Net Income:
Busey Bank	$14,126	$12,367
Busey Bank N.A.	2,072	1,226
Busey Investment Group, Inc.	1,188	1,095
All Other	(3,484)	(1,876)

Total Net Income	$13,902	$12,812

Goodwill:
Busey Bank	$30,237	$30,237
Busey Bank N.A.	22,601	—
Busey Investment Group, Inc.	—	—
All Other	1,548	1,548

Total Goodwill	$54,386	$31,785

Net Assets:
Busey Bank	$1,897,435	$1,781,061
Busey Bank N.A.	432,099	241,375
Busey Investment Group, Inc.	7,142	6,649
All Other	5,699	(1,223)

Total Assets	$2,342,375	$2,027,862

30 of 43

LIQUIDITY
Liquidity management is the process by which the Corporation ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to stockholders, and paying operating expenses.
The Corporation’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Corporation’s operating, investing, lending and financing activities during any given period.
The Corporation’s primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of June 30, 2006. Long-term liquidity needs will be satisfied primarily through retention of capital funds.
An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation’s ability to securitize or package loans (primarily mortgage loans) for sale. During the first six months of 2006 the Corporation originated $77,323,000 and sold $76,490,000 in mortgage loans for sale compared to originations of $72,573,000 and sales of $67,166,000 during the first six months of 2005. As of June 30, 2006, the Corporation held $12,570,000 in loans held for sale. Management intends to sell these loans during the third quarter of 2006.
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
The Corporation’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of June 30, 2006, and 2005, the Corporation had outstanding loan commitments including lines of credit of $515,470,000 and $473,036,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

31 of 43

The following table summarizes significant contractual obligations and other commitments as of June 30, 2006:

		Securities
		Sold under
		Agreements to		Junior
		Repurchase and		Subordinated
		Short- and		Debt Owed to
	Certificates	Long-term		Unconsolidated
Due Within	of Deposit	Borrowings	Leases	Trusts	Total
	(Dollars in thousands)
1 year	$516,541	$98,375	$1,008	$—	$615,924
2 years	134,989	36,373	854	—	172,216
3 years	58,414	19,373	451	—	78,238
4 years	32,587	20,373	151	—	53,111
5 years	18,600	17,461	75	—	36,136
Thereafter	461	45,405	164	55,000	101,030

Total	$761,592	$237,360	$2,703	$55,000	$1,056,655

Net cash flows provided by operating activities totaled $14,941,000 during the six months ended June 30, 2006, compared to $9,720,000 during the comparable prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, the provision for loan losses, and activities related to the origination and sale of loans held for sale. During the first six months of 2006, the Corporation originated $77,323,000 in loans held for sale and generated $77,562,000 from the sale of held-for-sale loans resulting in net cash provided by loan originations and sale of $239,000. During the comparable period in 2005, the Corporation originated $72,573,000 in held-for-sale loans and generated $68,178,000 from the sale of held-for-sale loans leading to net cash used by loan originations and sale of $4,395,000.
Net cash used in investing activities was $81,832,000 for the six months ended June 30, 2006, compared to $51,753,000 for the comparable period in 2005. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation’s investment portfolio and loans held in the Corporation’s portfolio. During the six months ended June 30, 2006, proceeds from the sales and maturities of securities classified as available-for-sale totaled $45,590,000, and the Corporation purchased $34,569,000 in securities resulting in net cash provided by securities activity of $11,021,000. In the comparable period of 2005 proceeds from the sales and maturities of securities classified as available for sale totaled $65,286,000, and the Corporation purchased $20,392,000 in securities resulting in net cash provided by securities activity of $44,894,000. The Corporation’s loan portfolio increased $90,339,000 during the first six months of 2006, compared to an increase of $95,203,000 during the comparable period of 2005.
Net cash provided by financing activities was $67,033,000 during the first six months of 2006 compared to $49,653,000 for the comparable period in 2005. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt. Deposits, which are the Corporation’s primary funding source, increased by a net of $52,802,000 during the first six months of 2006, compared to a net increase of $73,892,000 during the comparable period in 2005. The Corporation increased its long-term debt by a net of $3,980,000 during the second quarter of 2006, compared to a net decrease of $3,573,000 during the comparable period in 2005.
On June 15, 2006, First Busey Statutory Trust IV issued $30,000,000 trust preferred securities for the primary purpose of redeeming outstanding trust preferred securities under First Busey Capital Trust I in the amount of $25,000,000. The annual interest rate under the new securities is fixed for five years at 6.94% versus 9.00% on the redeemed securities. The offering and associated lower interest rate provides an additional $5,000,000 in liquidity with an approximate annual after-tax interest expense reduction of $84,000.
On July 29, 2005, First Busey Corporation acquired all the outstanding common stock of Tarpon Coast Bancorp, Inc. (Tarpon) and its subsidiary, Tarpon Coast National Bank. First Busey issued 849,965 shares of common stock and paid cash of $18,797,000 to Tarpon shareholders. The cash portion of this transaction was funded through the issuance of long-term debt and $10 million in trust preferred securities.

32 of 43

CAPITAL RESOURCES
Other than from the issuance of common stock, the Corporation’s primary source of capital is retained net income. During the six months ended June 30, 2006, the Corporation earned $13,902,000 and paid dividends of $6,838,000 to stockholders, resulting in the retention of current earnings of $7,064,000. The Corporation’s dividend payout ratio for the six months ended June 30, 2006 was 49.2%.
The Corporation and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2006, that the Corporation and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2006:

Total Capital (to Risk-weighted Assets)
Consolidated	$192,701	10.56%	$146,054	8.00%	N/A	N/A
Busey Bank	$165,595	11.15%	$118,819	8.00%	$148,523	10.00%
Busey Bank N.A.	$43,506	13.38%	$26,009	8.00%	$32,511	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$164,401	9.00%	$73,027	4.00%	N/A	N/A
Busey Bank	$142,262	9.58%	$59,410	4.00%	$89,114	6.00%
Busey Bank N.A.	$39,432	12.13%	$13,005	4.00%	$19,507	6.00%

Tier I Capital (to Average Assets)
Consolidated	$164,401	7.36%	$89,306	4.00%	N/A	N/A
Busey Bank	$142,262	7.82%	$72,806	4.00%	$91,008	5.00%
Busey Bank Florida	$39,432	9.86%	$15,991	4.00%	$19,988	5.00%
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

33 of 43

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
The following table sets forth the static rate-sensitivity analysis of the Corporation as of June 30, 2006:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(Dollars in thousands)
Interest-bearing deposits	$462	$—	$—	$—	$—	$462
Investment securities
U.S. Governments	7,696	30,927	35,237	108,113	10,170	192,143
Obligations of states and political subdivisions	2,035	—	5,273	6,138	70,776	84,222
Other securities	14,218	423	675	1,330	26,973	43,619
Loans (net of unearned int.)	730,274	87,370	110,498	184,822	726,479	1,839,443

Total rate-sensitive assets	$754,685	$118,720	$151,683	$300,403	$834,398	$2,159,889

Interest bearing transaction Deposits	$97,196	$—	$—	$—	$—	$97,196
Savings deposits	109,831	—	—	—	—	109,831
Money market deposits	642,038	—	—	—	—	642,038
Time deposits	78,473	84,611	112,522	245,333	240,653	761,592
Short-term borrowings:
Federal funds purchased and repurchase agreements	68,497	—	—	—	—	68,497
Long-term debt	56,713	16,000	3,000	14,825	78,325	168,863
Junior subordinated debt owed to unconsolidated trusts	—	25,000	—	—	30,000	55,000

Total rate-sensitive liabilities	$1,052,748	$125,611	$115,522	$260,158	$348,978	$1,903,017
Rate-sensitive assets less rate-sensitive liabilities	$(298,063)	$(6,891)	$36,161	$40,245	$485,420	$256,872

Cumulative Gap	$(298,063)	$(304,954)	$(268,793)	$(228,548)	$256,872

Cumulative amounts as a percentage of total rate-sensitive assets	-13.80%	-14,12%	-12.44%	-10.58%	11.89%

Cumulative ratio	0.72	0.74	0.79	0.85	1.13

The funds management policy of the Corporation requires the banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods. As of June 30, 2006, the banks are within those guidelines.
The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $298.2 million in the 1-30 day repricing period and $6.9 million in the 31-90 day repricing period as there were more liabilities subject to repricing during those time periods

34 of 43

than there were assets subject to repricing within those same time periods. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 90 days. On a cumulative basis, the gap remains liability sensitive through one year. The composition of the gap structure at June 30, 2006, indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the same time.
The Corporation’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at June 30, 2006, balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at June 30, 2006, and December 31, 2005 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

June 30, 2006	0.81%	0.87%	(1.21%)	(2.19%)

December 31, 2005	(1.52%)	(0.18%)	(0.45%)	(1.29%)

35 of 43

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Corporation conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of June 30, 2006. The Corporation’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2006, are effective in timely alerting them to material information relating to the Corporation, including its consolidated subsidiaries, required to be included in the Corporation’s periodic filings under the Exchange Act.
Changes in Internal Controls
During the quarter ended June 30, 2006, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
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

36 of 43

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

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs [1]

				603,955
January 1 — 31, 2006	—	$—	—	603,955
February 1 — 28, 2006	10,000	20.30	10,000	593,955
March 1 — 31, 2006	20,000	20.55	20,000	573,955
April 1 — 30, 2006	—	—	—	573,955
May 1 — 31, 2006	20,000	20.47	20,000	553,955
June 1 — 30, 2006	15,000	20.37	15,000	538,955

Total	65,000	$20.44	65,000

[1]	First Busey Corporation’s board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Corporation’s 2004 repurchase plan has no expiration date.
ITEM 3: Defaults upon Senior Securities
Not Applicable
ITEM 4: Submission of Matters to a Vote of Security Holders
The annual meeting of the stockholders of First Busey Corporation was held on April 25, 2006. The stockholders approved the election of Directors with the votes casted as follows:

	For	Withheld

Election of Directors
Director
Joseph M. Ambrose	18,254,843	3,240,739
David L. Ikenberry	18,320,302	3,175,280
E. Phillips Knox	18,253,106	3,242,476
V. B. Leister, Jr.	18,254,843	3,240,739
Douglas C. Mills	18,357,254	3,138,328
Joseph E. O’Brien	18,360,269	3,135,313
Arthur R. Wyatt	18,323,788	3,171,794

37 of 43

ITEM 5: Other Information
(a)	None

(b)	Not applicable
ITEM 6: Exhibits
10.1	Severance and General Release Agreement dated as of May 15, 2006, by and between First Busey Corporation and Barbara J. Kuhl (previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated May 18, 2006, and incorporated by reference herein).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Financial Officer.

38 of 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST BUSEY CORPORATION
(Registrant)

By:	//Douglas C. Mills//

Douglas C. Mills
Chairman of the Board, President and Chief Executive
Officer

By:	//Barbara J. Harrington//

Barbara J. Harrington
Chief Financial Officer
(Principal financial and accounting officer)
Date: August 9, 2006

39 of 43