Form 10-Q
period 2006-09-30
FIRST BUSEY CORP /NV/
filed 2006-11-09
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2006	Commission File No. 0-15950
FIRST BUSEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	37-1078406

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

201 W. Main St.,
Urbana, Illinois	61801

(Address of principal	(Zip Code)
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
Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006

Common Stock, $.001 par value	21,443,766

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

2 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets
Cash and due from banks	$52,341	$60,957
Federal funds sold	14,329	2,300
Securities available for sale (amortized cost 2006, $313,496; 2005, $319,151)	324,887	331,237
Loans (net of allowance for loan losses 2006 $23,552; 2005 $23,190)	1,881,676	1,725,972
Premises and equipment	41,304	37,815
Cash surrender value of bank owned life insurance	19,547	18,894
Goodwill	54,386	54,102
Other intangible assets	4,065	5,122
Other assets	26,686	27,023

Total assets	$2,419,221	$2,263,422

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$235,416	$265,170
Interest bearing	1,713,403	1,544,229

Total deposits	$1,948,819	$1,809,399

Federal funds purchased and securities sold under agreements to repurchase	57,147	50,113
Short-term borrowings	1,000	—
Long-term debt	161,708	169,883
Junior subordinated debt owed to unconsolidated trusts	55,000	50,000
Other liabilities	15,870	14,313

Total liabilities	$2,239,544	$2,093,708

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock	$—	$—
Common stock	22	22
Common stock to be issued	8	408
Surplus	45,548	44,812
Retained earnings	141,024	129,729
Accumulated other comprehensive income	6,863	7,282

Total stockholders’ equity before treasury stock, unearned ESOP shares and deferred compensation for stock grants	$193,465	$182,253
Treasury stock, at cost	(11,729)	(10,477)
Unearned ESOP shares and deferred compensation for stock grants	(2,059)	(2,062)

Total stockholders’ equity	$179,677	$169,714

Total liabilities and stockholders’ equity	$2,419,221	$2,263,422

Common shares outstanding at period end	21,444,766	21,504,082

See accompanying notes to unaudited consolidated financial statements.

3 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$97,001	$75,453
Interest and dividends on investment securities:
Taxable interest income	6,551	5,458
Non-taxable interest income	2,458	1,668
Dividends	470	556
Interest on Federal funds sold	188	358

Total interest income	$106,668	$83,493

Interest expense:
Deposits	$38,597	$23,375
Federal funds purchased and securities sold under agreements to repurchase	2,108	805
Short-term borrowings	57	100
Long-term debt	5,707	4,837
Junior subordinated debt owed to unconsolidated trusts	3,049	2,492

Total interest expense	$49,518	$31,609

Net interest income	$57,150	$51,884
Provision for loan losses	1,000	2,765

Net interest income after provision for loan losses	$56,150	$49,119

Other income:
Trust	$4,470	$4,277
Commissions and brokers fees, net	1,987	1,679
Service charges on deposit accounts	6,011	5,835
Other service charges and fees	2,187	1,701
Security gains, net	1,880	306
Gain on sales of loans	1,858	1,932
Increase in cash surrender value of life insurance	653	591
Other operating income	1,232	1,316

Total other income	$20,278	$17,637

Other expenses:
Salaries and wages	$19,878	$16,697
Employee benefits	4,457	3,711
Net occupancy expense of premises	3,814	3,323
Furniture and equipment expenses	2,677	2,278
Data processing	1,344	1,496
Stationery, supplies and printing	1,023	826
Amortization of intangible assets	1,057	724
Other operating expenses	9,211	7,509

Total other expenses	$43,461	$36,564

Income before income taxes	$32,967	$30,192
Income taxes	11,423	9,821

Net income	$21,544	$20,371

Basic earnings per share	$1.01	$0.99

Diluted earnings per share	$1.00	$0.98

Dividends declared per share of common stock	$.48	$0.42

See accompanying notes to unaudited consolidated financial statements.

4 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Quarters Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$34,554	$27,670
Interest and dividends on investment securities:
Taxable interest income	2,210	1,831
Non-taxable interest income	830	628
Dividends	157	181
Interest on Federal funds sold	66	135

Total interest income	$37,817	$30,445

Interest expense:
Deposits	$14,553	$8,929
Federal funds purchased and securities sold under agreements to repurchase	824	315
Short-term borrowings	36	9
Long-term debt	1,993	1,785
Junior subordinated debt owed to unconsolidated trusts	1,010	933

Total interest expense	$18,416	$11,971

Net interest income	$19,401	$18,474
Provision for loan losses	300	650

Net interest income after provision for loan losses	$19,101	$17,824

Other income:
Trust	$1,312	$1,366
Commissions and brokers fees, net	608	628
Service charges on deposit accounts	2,122	2,067
Other service charges and fees	738	617
Security gains (losses), net	794	(106)
Gain on sales of loans	786	920
Increase in cash surrender value of life insurance	219	200
Other operating income	622	426

Total other income	$7,201	$6,118

Other expenses:
Salaries and wages	$6,609	$6,062
Employee benefits	1,509	1,332
Net occupancy expense of premises	1,310	1,255
Furniture and equipment expenses	929	852
Data processing	450	429
Stationery, supplies and printing	348	312
Amortization of intangible assets	353	334
Other operating expenses	3,023	2,587

Total other expenses	$14,531	$13,163

Income before income taxes	$11,771	$10,779
Income taxes	4,129	3,220

Net income	$7,642	$7,559

Basic earnings per share	$0.36	$0.36

Diluted earnings per share	$0.36	$0.36

Dividends declared per share of common stock	$0.16	$0.14

See accompanying notes to unaudited consolidated financial statements

5 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$21,544	$20,371
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	340	8
Depreciation and amortization	4,071	3,263
Provision for loan losses	1,000	2,765
Provision for deferred income taxes	(1,590)	(339)
Stock dividends	—	(339)
Amortization of security discounts, net	(824)	(609)
Gain on sales of investment securities, net	(1,880)	(306)
Gain on sales of loans	(1,858)	(1,932)
Net loss (gain) on sale of ORE properties	6	(180)
Gain on sale and disposition of premises and equipment	(21)	(3)
Increase in cash surrender value of bank owned life insurance	(653)	(591)
Increase in deferred compensation	90	105
Change in assets and liabilities:
Decrease (increase) in other assets	1,057	(1,991)
(Increase) decrease in other liabilities	(16)	2,488
Increase in interest payable	1,877	1,128
Increase in income taxes receivable	—	(1,195)
Increase in income taxes payable	(94)	—

Net cash provided by operating activities before loan originations and sales	$23,049	$22,643

Loans originated for sale	(124,134)	(133,714)
Proceeds from sales of loans	127,088	132,256

Net cash provided by operating activities	$26,003	$21,185

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	8,120	42,166
Proceeds from maturities of securities classified available for sale	79,199	83,312
Purchase of securities classified available for sale	(77,805)	(87,515)
Increase in Federal funds sold	(12,029)	(49,695)
Increase in loans	(158,597)	(115,138)
Proceeds from sale of premises and equipment	16	70
Proceeds from sale of ORE properties	261	4,675
Purchases of premises and equipment	(6,519)	(4,518)
Purchase of subsidiary, net of cash and due from banks acquired	—	(12,364)

Net cash used in investing activities	$(167,354)	$(139,007)

(continued on next page)

6 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Cash Flows From Financing Activities
Net increase in certificates of deposit	$107,187	$46,425
Net increase in demand, money market and savings deposits	32,233	78,817
Cash dividends paid	(10,249)	(8,580)
Net increase in Federal funds purchased and securities sold under agreement to repurchase	7,034	3,503
Proceeds from short-term borrowings	2,000	4,000
Principal payments on short-term borrowings	(1,000)	(14,250)
Proceeds from issuance of long-term debt	50,325	51,500
Principal payments on long-term debt	(58,500)	(41,373)
Proceeds from issuance of junior subordinate debt owed to unconsolidated trusts	30,000	10,000
Redemption of junior subordinate debt owed to unconsolidated trusts	(25,000)	—
Purchase of treasury stock	(1,329)	(2,131)
Proceeds from sale of treasury stock	34	1,746

Net cash provided by financing activities	$132,735	$129,657

Net (decrease) increase in cash and due from banks	$(8,616)	$11,835
Cash and due from banks, beginning	$60,957	$47,991

Cash and due from banks, ending	$52,341	$59,826

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans	$852	$635

Purchase of subsidiary:
Cash payment	$—	$19,103
Common stock issued	—	16,778

Total purchase price	$—	$35,881

Assets acquired:
Cash and due from other banks	$—	$6,739
Federal funds sold	—	3,746
Securities available for sale	—	21,007
Loans (net allowance for loan losses)	—	114,744
Premises and equipment	—	8,787
Goodwill	—	22,182
Other intangible assets	—	2,371
Other assets	—	1,710
Liabilities assumed:
Deposits	—	(139,430)
Short-term borrowings	—	(2,964)
Other liabilities	—	(3,011)

	$—	$35,881

See accompanying notes to unaudited consolidated financial statements

7 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
	(Dollars in thousands)
Net income	$21,544	$20,371

Other comprehensive loss, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	$1,185	$(3,407)
Less reclassification adjustment for gains included in net Income	(1,880)	(306)

Other comprehensive loss, before tax	$(695)	$(3,101)
Income tax benefit related to items of other comprehensive loss	(276)	(1,227)

Other comprehensive loss, net of tax	$(419)	$(1,874)

Comprehensive income	$21,126	$18,497

See accompanying notes to unaudited consolidated financial statements
FIRST BUSEY CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited consolidated interim financial statements of First Busey Corporation (the “Corporation”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.
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

8 of 42

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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation is effective for the Corporation’s fiscal year beginning January 1, 2007. The Corporation does not expect the Interpretation will have a material impact on our financial position, results of operations or liquidity.
Note 3: Unrealized Losses on Investment Securities
Information pertaining to securities with gross unrealized losses as of September 30, 2006, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized		Continuous unrealized
	losses existing for less		losses existing for greater
	than 12 months		than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
September 30, 2006:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,785	$235	$62,272	$454	$150,057	$689
Obligations of states and political subdivisions	11,992	41	21,802	258	33,794	299
Mortgage-backed securities	6,071	56	3,164	85	9,235	141
Corporate securities	689	2	1,559	39	2,248	41

Subtotal, debt securities	$106,537	$334	$88,797	$836	$195,334	$1,170

Mutual funds and other equity Securities	—	—	57	7	57	7

Total temporarily impaired Securities	$106,537	$334	$88,854	$843	$195,391	$1,177

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

9 of 42

Note 4: Loans
The major classifications of loans as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial	$224,879	$219,134
Real estate construction	442,322	345,454
Real estate — farmland	11,690	10,188
Real estate — 1-4 family residential mortgage	541,762	528,922
Real estate — multifamily mortgage	108,795	104,502
Real estate — non-farm nonresidential mortgage	514,653	470,779
Installment	38,888	45,702
Agricultural	21,014	23,433

	$1,904,003	$1,748,114
Plus net deferred loan costs	1,225	1,048

	1,905,228	1,749,162

Less:
Allowance for loan losses	23,552	23,190

Net loans	$1,881,676	$1,725,972

The real estate – 1-4 family residential mortgage category includes loans held for sale with carrying values of $10,641,000 at September 30, 2006 and $11,737,000 at December 31, 2005; these loans had fair market values of $10,764,000 and $11,877,000, respectively.
Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$23,190	$19,217
Addition due to acquisition	—	1,208
Provision for loan losses	1,000	2,765
Recoveries applicable to loan balances previously charged off	125	182
Loan balances charged off	(763)	(752)

Balance, September 30	$23,552	$22,620

10 of 42

Note 5: Earnings Per Share
Net income per common share has been computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars and shares in thousands, except per share amounts)
Net income	$7,642	$7,559	$21,544	$20,371

Shares:
Weighted average common shares outstanding	21,322	21,031	21,346	20,631

Dilutive effect of outstanding options as determined by the application of the treasury stock method	119	99	99	114

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	21,441	21,130	21,445	20,745

Basic earnings per share	$0.36	$0.36	$1.01	$0.99

Diluted earnings per share	$0.36	$0.36	$1.00	$0.98

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
Effective January 1, 2006, the Corporation adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine-month period ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R) . Results for prior periods have not been restated.
Prior to the adoption of Statement 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123(R) requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be presented as financing cash flows. The Corporation had no material excess cash inflows during the nine months ended September 30, 2006.

11 of 42

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

	Three Months Ended		Nine Months
	September 30,		Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share amounts)
Net income as reported	$7,642	$7,559	$21,544	$20,371

Add: Stock-based compensation expense included in reported net income, net of related tax effects	82	—	191	—

Deduct: Total stock-based compensation expense for all awards, net of related tax effects	(82)	(96)	(191)	(216)

Pro-forma net income	$7,642	$7,463	$21,544	$20,155

Earnings per share:
Basic, as reported	$0.36	$0.36	$1.01	$0.99
Less compensation expense	—	0.01	—	0.01

Basic, pro forma	$0.36	$0.35	$1.01	$0.98

Diluted, as reported	$0.36	$0.36	$1.00	$0.98
Less compensation expense	—	0.01	—	0.01

Diluted, pro forma	$0.36	$0.35	$1.00	$0.97

On April 25 and May 16, 2006, the Corporation granted options to non-employee directors and certain employees, respectively. The Corporation utilizes the weighted average assumptions in the following table to estimate the fair value of stock options at the date of grant using the Black-Scholes option-pricing model. These assumptions are consistent with the provisions of Statement 123(R) and the Corporation’s prior period pro forma disclosures of net income and earnings per share, including stock option expense. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends. The fair value of stock options will be expensed ratably over the service period or vesting period, whichever is shorter. Generally, option grants to non-employee directors are subject to a service period requirement that is shorter than the associated vesting schedule.

	Directors	Employees
Number of options granted	62,000	188,000
Exercise Price	$20.71	$20.16
Estimated forfeiture rate	—	8.00%
Risk-free interest rate	4.98%	4.99%
Expected life, in years	4.2	4.2
Expected volatility	11.3%	11.3%
Expected dividend yield	3.09%	3.17%
Estimated fair value per option	$2.37	$2.27

12 of 42

A summary of the status of the Corporation’s stock option plan for the nine-month period ended September 30, 2006, and the changes during the period ended on that date is as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2006	625,925	$17.67
Granted	250,000	20.30
Exercised	(5,325)	14.56
Forfeited	(10,350)	20.14

Outstanding at September 30, 2006	860,250	$18.42

Exercisable at September 30, 2006	331,200	$16.05
The following table summarizes information about stock options outstanding at September 30, 2006:

					Options
	Options Outstanding				Exercisable
		Weighted-
		Average
		Remaining
Exercise		Contractual	Exercise	Expiration
Prices	Number	Life	Date	Date	Number

$ 14.56	220,200	4.21 years	Apr. 16, 2005	Dec. 16, 2010	220,200
18.07	54,000	2.21 years	Jan. 21, 2005	Dec. 15, 2008	54,000
19.59	290,050	2.96 years	Sept. 14, 2007	Sept. 14, 2009	—
19.83	54,000	3.21 years	Jan. 21, 2006	Dec. 15, 2009	54,000
20.16	182,000	5.21 years	Jan. 26, 2009	Dec. 15, 2011	—
20.71	60,000	5.21 years	Jan. 26, 2009	Dec. 15, 2011	3,000

	860,250	3.88 years			331,200

Of the 860,250 options the Corporation has outstanding, 290,050 and 239,000 become exercisable on September 14, 2007 and January 26, 2009, respectively. The Corporation will recognize compensation expense of approximately $247,000 and $170,000 in 2006 and 2007, before income tax effects, respectively, related to the options becoming exercisable in 2007. Compensation expense recognition of approximately $196,000, $190,000, $147,000 and $6,000 will occur in 2006 through 2009, before income tax effect, respectively, related to the options becoming exercisable in 2009.
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

13 of 42

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2006:

	First Busey Statutory Trust II	First Busey Statutory Trust III	First Busey Statutory Trust IV
Junior Subordinated Notes:
Principal balance	$15,000,000	$10,000,000	$30,000,000
Annual interest rate	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	6.94%
Stated maturity date	June 17, 2034	June 15, 2035	June 15, 2036
Call date	June 17, 2009	June 15, 2010	June 15, 2011

Trust Preferred Securities:
Face value	$15,000,000	$10,000,000	$30,000,000
Annual distribution rate(1)	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	6.94%
Issuance date	April 30, 2004	June 15, 2005	June 15, 2006
Distribution dates(2)	Quarterly	Quarterly	Quarterly

(1)	First Busey Statutory Trust IV maintains a 5-year fixed coupon of 6.94%, subsequently converting to a floating 3-month LIBOR +1.55%.

(2)	All cash distributions are cumulative
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
In March, 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of September 30, 2006, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March, 2005.
Note 8: Outstanding Commitments and Contingent Liabilities
The Corporation and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Corporation and its subsidiaries.

14 of 42

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
The Corporation and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments. The Corporation and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Corporation’s exposure to off-balance-sheet risk follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$526,018	$559,847
Standby letters of credit	16,341	12,567
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
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. As of September 30, 2006, and December 31, 2005, no amounts were recorded as liabilities for the Corporation’s potential obligations under these guarantees.
As of September 30, 2006, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.
Note 9: Business Combinations
Main Street Trust, Inc.
On September 20, 2006, the Corporation signed a definitive agreement with Main Street Trust, Inc., (Main Street) in a merger of equals stock transaction in which Main Street will merge with and into the Corporation, with the Corporation the surviving entity. Main Street shareholders will receive shares of the Corporation common stock in a fixed exchange ratio of 1.55 shares of the Corporation for each share of Main Street. The combined company will maintain the “First Busey Corporation” name and NASDAQ Global Select market symbol of “BUSE”.
The merger is subject to the approval by Main Street’s and the Corporation’s stockholders, by banking regulators and to other customary conditions.
Tarpon Coast Bancorp, Inc.
On July 29, 2005, First Busey Corporation acquired all the outstanding common stock of Tarpon Coast Bancorp, Inc. (Tarpon) and its subsidiary, Tarpon Coast National Bank, a $153 million bank headquartered in Port Charlotte, Florida. First Busey Corporation issued 849,965 shares of common stock and paid cash of $18,797,000 to Tarpon shareholders, which was funded

15 of 42

through the issuance of long-term debt and $10 million in additional trust preferred securities. Of the 849,965 shares of common stock issued in the Tarpon acquisition, stock certificates representing 387 shares have not been issued to shareholders by First Busey pending the receipt of the appropriate instructions from Tarpon shareholders. The value of these shares has been included in “Common stock to be issued” on First Busey’s consolidated balance sheet. These shares are also included in the Corporation’s earnings-per-share calculations. The transaction has been accounted for as a purchase and the results of operations since the acquisition date have been included in the consolidated financial statements. The purchase price of $35,909,000 was allocated based upon the fair value of the assets acquired and liabilities assumed. The excess of the total acquisition cost over the fair value of the net tangible assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangible of $2,371,000 is being amortized over periods ranging from three to five years.
Unaudited operating results for the three and nine months ended September 30, 2006, and pro forma unaudited operating results for the three and nine months ended September 30, 2005, giving effect to the Tarpon Coast acquisition as if it had occurred as of January 1, 2005, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Interest income	$37,817	$31,131	$106,668	$88,143
Interest expense	18,416	12,151	49,518	33,017
Provision for loan losses	300	650	1,000	2,825
Noninterest income	7,201	6,186	20,278	18,306
Noninterest expense	14,531	14,880	43,461	41,143

Income before income taxes	$11,771	$9,636	$32,967	$29,464
Income taxes	4,129	2,967	11,423	9,715

Net income	$7,642	$6,669	$21,544	$19,749

Earnings per share – basic	$0.36	$0.31	$1.01	$0.93

Earnings per share – diluted	$0.36	$0.31	$1.00	$0.92

Note 10: Reportable Segments and Related Information
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

16 of 42

Following is a summary of selected financial information for the Corporation’s business segments for the nine-month periods ended September 30, 2006, and September 30, 2005:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Interest Income:
Busey Bank	$86,728	$70,304
Busey Bank N.A.	19,810	13,023
Busey Investment Group, Inc.	190	131
All Other	(60)	35

Total Interest Income	$106,668	$83,493

Interest Expense:
Busey Bank	$36,935	$24,031
Busey Bank N.A.	7,921	4,153
Busey Investment Group, Inc.	—	—
All Other	4,662	3,425

Total Interest Expense	$49,518	$31,609

Other Income:
Busey Bank	$13,917	$11,666
Busey Bank N.A.	1,841	736
Busey Investment Group, Inc.	5,774	5,617
All Other	(1,254)	(382)

Total Other Income	$20,278	$17,637

Net Income:
Busey Bank	$21,773	$18,821
Busey Bank N.A.	2,858	2,490
Busey Investment Group, Inc.	1,662	1,603
All Other	(4,749)	(2,543)

Total Net Income	$21,544	$20,371

Goodwill:
Busey Bank	$30,237	$30,237
Busey Bank N.A.	22,601	21,191
Busey Investment Group, Inc.	—	—
All Other	1,548	1,548

Total Goodwill	$54,386	$52,976

Total Assets:
Busey Bank	$1,957,575	$1,845,048
Busey Bank N.A.	443,529	418,537
Busey Investment Group, Inc.	7,301	6,713
All Other	10,816	(42,726)

Total Assets	$2,419,221	$2,227,572

17 of 42

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

18 of 42

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries (“Corporation”) at September 30, 2006 (unaudited), as compared with December 31, 2005, and the results of operations for the nine months ended September 30, 2006 and 2005 (unaudited), and the results of operations for the three months ended September 30, 2006 and 2005 (unaudited). Management’s discussion and analysis should be read in conjunction with the Corporation’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s 2005 Annual Report on Form 10-K.
Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three and nine months ending September 30, 2005, to be consistent with the classifications adopted as of and for the three and nine months ending September 30, 2006.
On September 20, 2006, the Corporation signed a definitive agreement with Main Street Trust, Inc., (Main Street) in a merger of equals stock transaction in which Main Street will merge with and into the Corporation, with the Corporation the surviving entity. Main Street shareholders will receive shares of the Corporation common stock in a fixed exchange ratio of 1.55 shares of the Corporation for each share of Main Street. The combined company will maintain the “First Busey Corporation” name and NASDAQ Global Select market symbol of “BUSE”.
The merger is subject to the approval by Main Street’s and the Corporation’s stockholders, by banking regulators and to other customary conditions.
The foregoing description of the merger does not purport to be complete and is qualified in its entirety by reference to the Agreement and Plan of Merger, dated September 29, 2006, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on September 21, 2006.
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

19 of 42

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
FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AS COMPARED TO DECEMBER 31, 2005
Total assets increased $155,799,000 or 6.9% at September 30, 2006 from $2,263,422,000 at December 31, 2005. Securities available for sale decreased $6,350,000, or 1.9%, to $324,887,000 at September 30, 2006 from $331,237,000 at December 31, 2005. Loans increased $156,066,000, or 8.9%, to $1,905,228,000 at September 30, 2006, from $1,749,162,000 at December 31, 2005 primarily due to growth in real estate construction and non-farm nonresidential.
Total deposits increased $139,420,000, or 7.7%, to $1,948,819,000 at September 30, 2006, from $1,809,399,000 at December 31, 2005. Noninterest-bearing deposits decreased $29,754,000 or 11.2% to $235,416,000 at September 30, 2006, from $265,170,000 at December 31, 2005. Interest-bearing deposits increased $169,174,000 or 11.0% to $1,713,403,000 at September 30, 2006, from $1,544,229,000 at December 31, 2005.
During the first nine months of 2006, the Corporation repurchased 65,000 shares of its common stock at an aggregate cost of $1,329,000. On February 17, 2004, the Corporation’s Board of Directors approved a stock repurchase plan for the repurchase of up to 750,000 shares of common stock. Of the shares repurchased during the first nine months of 2006, all were repurchased under the 2004 Stock Repurchase Plan. The Corporation is purchasing shares for treasury as they become available in order to meet future issuance requirements of previously granted non-qualified stock options. As of September 30, 2006, there were 331,200 options currently exercisable, and an additional 529,050 stock options outstanding but not currently exercisable.
ASSET QUALITY
The following table sets forth the components of non-performing assets and past due loans.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans	$4,144	$4,483
Loans 90 days past due, still accruing	2,176	1,420
Restructured loans	—	—

Total non-performing loans	$6,320	$5,903

Other real estate owned	820	236
Other assets acquired in satisfaction of debts previously contracted	4	1

Total non-performing other assets	$823	$237

Total non-performing loans and non-performing other assets	$7,144	$6,140

Non-performing loans to loans, before allowance for loan losses	0.33%	0.34%

Non-performing loans and non-performing other assets to loans, before allowance for loan losses	0.37%	0.35%

20 of 42

Total non-performing loans and non-performing other assets increased $1,004,000 or 16.3% to $7,144,000 as of September 30, 2006 from $6,140,000 due to an increase in loans 90 days past due, still accruing and other real estate owned, which was partially offset by a decrease in non-accrual loans. Non-performing loans as a percentage of loans improved to 0.33% as of September 30, 2006 as compared to 0.34% as of December 31, 2005. The balance in nonaccrual loans decreased $339,000 to $4,144,000 or 0.22% of total loans as of September 30, 2006, compared to $4,483,000 or 0.26% of total loans as of December 31, 2005. The balance of loans 90 days past due, still accruing increased $756,000 to $2,176,000 or 0.11% of total outstanding loans as of September 30, 2006, compared to $1,420,000 or 0.08% of outstanding loans as of December 31, 2005.
POTENTIAL PROBLEM LOANS
Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $11,209,000 September 30, 2006, as compared to $11,691,000 as of December 31, 2005.
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
RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006, AS COMPARED TO SEPTEMBER 30, 2005
SUMMARY
Net income for the nine months ended September 30, 2006, was $21,544,000 which represents an increase of $1,173,000 or 5.8% as compared to net income of $20,371,000 for the comparable period in 2005. Year-to-date diluted earnings per share increased 2.0% to $1.00 for the nine-month period ended September 30, 2006.
The Corporation’s return on average assets was 1.25% for the nine months ended September 30, 2006, a decline of 8 basis points from 1.33% for the comparable period in 2005. The Corporation’s return on average stockholders’ equity was 16.68% for the nine months ended September 30, 2006, representing a decline of 212 basis points compared to 18.80% for the same period in 2005.

21 of 42

FIRST BUSEY CORPORATION and Subsidiaries
AVERAGE BALANCE SHEETS AND INTEREST RATES
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$505	$18	4.77%	$1,592	$35	2.94%
Federal funds sold	5,178	188	4.85%	19,886	358	2.41%
Investment securities
U.S. Government obligations	196,015	5,740	3.92%	211,771	4,548	2.87%
Obligations of states and political subdivisions (1)	84,265	3,782	6.00%	57,575	2,566	5.96%
Other securities	44,832	1,261	3.76%	48,744	1,431	3.93%
Loans (net of unearned interest) (1) (2)	1,799,137	97,254	7.23%	1,567,303	75,685	6.46%

Total interest earning assets	$2,129,932	$108,243	6.79%	$1,906,871	$84,623	5.93%

Cash and due from banks	53,164			48,674
Premises and equipment	40,148			29,268
Allowance for loan losses	(23,425)			(20,494)
Other assets	103,775			85,479

Total Assets	$2,303,594			$2,049,798

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$71,552	$1,188	2.22%	$39,643	$253	0.85%
Savings deposits	112,218	766	0.91%	115,680	604	0.70%
Money market deposits	642,027	13,241	2.76%	582,597	6,324	1.45%
Time deposits	760,264	23,402	4.12%	678,030	16,194	3.19%
Short-term borrowings:
Federal funds purchased	20,721	823	5.31%	9,973	181	2.43%
Repurchase agreements	48,683	1,285	3.53%	43,781	624	1.91%
Other	1,463	57	5.21%	5,487	100	2.44%
Long-term debt	160,886	5,707	4.74%	161,000	4,837	4.02%
Junior subordinated debt owed to unconsolidated trusts	52,000	3,049	7.84%	44,000	2,492	7.57%

Total interest-bearing liabilities	$1,869,814	$49,518	3.54%	$1,680,191	$31,609	2.52%

Net interest spread			3.25%			3.41%

Demand deposits	245,000			212,268
Other liabilities	16,091			12,483
Stockholders’ equity	172,689			144,856

Total Liabilities and Stockholders’ Equity	$2,303,594			$2,049,798

Interest income / earning assets (1)	$2,129,932	$108,243	6.79%	$1,906,871	$84,623	5.93%
Interest expense / earning assets	$2,129,932	$49,518	3.10%	$1,906,871	$31,609	2.21%

Net interest margin (1)		$58,725	3.69%		$53,014	3.72%

(1)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2006 and 2005

(2)	Non-accrual loans have been included in average loans, net of unearned interest.

22 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CHANGES IN NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

		Change due to(1)
	Average	Average	Total
	Volume	Yield/Rate	Change
	(Dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(34)	$17	$(17)
Federal funds sold	(463)	293	(170)
Investment securities:
U.S. Government obligations	(349)	1,541	1,192
Obligations of states and political subdivisions (2)	1,193	23	1,216
Other securities	(115)	(55)	(170)
Loans (2)	11,393	10,176	21,569

Change in interest income (2)	$11,625	$11,995	$23,620

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$313	$622	$935
Savings deposits	(19)	181	162
Money market deposits	704	6,213	6,917
Time deposits	2,132	5,076	7,208
Short-term borrowings:
Federal funds purchased	306	336	642
Repurchase agreements	77	584	661
Other	(106)	63	(43)
Long-term debt	(3)	873	870
Junior subordinated debt owed to unconsolidated trusts	467	90	557

Change in interest expense	$3,871	$14,038	$17,909

Increase (decrease) in net interest income (2)	$7,755	$(2,043)	$5,712

(1)	Changes due to both rate and volume have been allocated proportionally

(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2006 and 2005.

23 of 42

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN
Average earning assets increased $223,061,000 or 11.7% to $2,129,932,000 for the nine months ending September 30, 2006, as compared to $1,906,871,000 for the comparable period last year. The average balance of loans outstanding increased $231,834,000 or 14.8% to $1,799,137,000 during the nine-month period ended September 30, 2006, compared to $1,567,303,000 during the comparable period in 2005. The Corporation closed the acquisition of Tarpon Coast Bancorp, Inc. and its subsidiary, Tarpon Coast National Bank, on July 29, 2005. Tarpon Coast National Bank merged with Busey Bank Florida in February, 2006. The resulting bank has been renamed Busey Bank, National Association (“Busey Bank, N.A.”). A significant portion of the growth in the average balances of various balance sheet items is due to the acquisition of Tarpon Coast National Bank combined with other growth in the Florida market. Busey Bank, N.A. had average assets of $425,412,000 during the nine-month period ending September 30, 2006, compared to the equivalent entity’s average assets of $254,181,000 during the comparable period in 2005. During the first nine months of 2006, Busey Bank, N.A.’s loan balances averaged $354,217,000 compared to the equivalent entity’s average loan balance of $221,887,000 during the comparable period in 2005.
Interest-bearing liabilities averaged $1,869,814,000 during the first nine months of 2006, an increase of $189,623,000 or 11.3% from the average balance of $1,680,191,000 for the comparable period in 2005. Interest-bearing deposits averaged $1,586,061,000 during the nine-month period ended September 30, 2006, an increase of $170,111,000 or 12.0% from $1,415,950,000 for the comparable period in 2005. Busey Bank N.A. had average interest-bearing deposits of $285,234,000 during the nine-months ended September 30, 2006, compared to the equivalent entity’s average interest-bearing liabilities of $182,080,000 during the comparable period in 2005.
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
Net interest income, on a fully taxable equivalent basis, increased $5,711,000 or 10.8% to $58,725,000 for the nine months ended September 30, 2006, compared to $53,014,000 for the comparable period in 2005. Net interest margin, the Corporation’s net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.69% for the nine months ended September 30, 2006, compared to 3.72% for the comparable period in 2005. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.41% for the nine months ended September 30, 2006, compared to 3.46% for the comparable period in 2005.
Interest income, on a tax equivalent basis, for the nine months ended September 30, 2006, was $108,243,000, which is $23,620,000 or 27.9% higher than the $84,623,000 earned during the comparable period in 2005. The average yield on interest-earning assets increased 86 basis points to 6.79% for the nine months ended September 30, 2006, compared to 5.93% for the comparable period in 2005. This increase is due primarily to growth in the average balances of outstanding loans and obligations to states and political subdivisions combined with an increase in the average yields in most categories of interest-earning assets.
Interest expense for the nine months ended September 30, 2006, was $49,518,000, which is $17,909,000 or 56.7% higher than the $31,609,000 for the comparable period in 2005. The average rate paid on interest-bearing liabilities increased 102 basis points to 3.54% for the nine months ended September 30, 2006, compared to 2.52% for the comparable period in 2005. The increase in interest expense is due primarily to an increase in the average cost and growth of deposits combined with an overall increase in the average costs and balances of borrowings and debt.
PROVISION FOR LOAN LOSSES
The Corporation’s provision for loan losses of $1,000,000 during the nine months ended September 30, 2006 is $1,765,000 less than the $2,765,000 recorded during the comparable period in 2005. The provision and net charge-offs of $638,000 for the nine-month period ending September 30, 2006, resulted in the allowance representing 1.24% of total loans and 373% of non-performing loans as of September 30, 2006, as compared to the allowance representing 1.33% of outstanding loans and 393% of non-performing loans as of December 31, 2005. Net charge-offs for the first nine months of 2006 were $638,000 compared to $570,000 for the comparable period in 2005. The annualized net charge-off ratio (annualized net charge-offs as a percentage of average loans) was 0.05% as of September 30, 2006, compared to 0.05% as of September 30, 2005. The adequacy of the allowance for loan losses is consistent with management’s consideration of the composition of the portfolio,

24 of 42

non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.
OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES
Total other income, excluding security gains, increased $1,067,000 or 6.2% to $18,398,000 for the nine months ended September 30, 2006, compared to $17,331,000 for the same period in 2005. Growth in trust fees, brokerage commission, and service charges and fees contributed to the increase in other income.
During the first nine months of 2006 the Corporation recognized gains of $1,858,000 on the sale of $125,230,000 in mortgage loans compared to gains of $1,932,000 on the sale of $130,324,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.
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
During the nine months ended September 30, 2006, the Corporation recognized security gains of approximately $1,133,000 after income taxes, representing 5.3% of net income. During the comparable period in 2005, security gains of approximately $184,000 after income taxes were recognized, representing 0.9% of net income. The Corporation owns a position in a marketable equity security with substantial appreciated value. The directors of First Busey have authorized an orderly liquidation of this asset.
Total other expenses increased $6,897,000 or 18.9% to $43,461,000 for the nine months ended September 30, 2006, compared to $36,564,000 for the comparable period in 2005. Salaries and wage expense increased $3,181,000 or 19.1% to $19,878,000 for the nine months ended September 30, 2006, as compared to $16,697,000 during the same period last year. Employee benefits were $746,000 higher during the nine months ended September 30, 2006, compared to the same period in 2005. The increase in other expenses and employment costs are primarily related to an increase in the average full time equivalent employees to approximately 636 at September 30, 2006 from approximately 571 at September 30, 2005.
Occupancy and furniture and equipment expenses increased $890,000 to $6,491,000 during the first nine months of 2006 compared to $5,601,000 during the comparable period in 2005, due primarily to the growth in the Florida market.
Other operating expenses increased $2,080,000 or 19.7% to $12,635,000 for the nine months ending September 30, 2006, compared to $10,555,000 for the comparable period in 2005. The net increase is primarily attributable to growth in the Florida market.
Income taxes for the nine months ended September 30, 2006, increased to $11,423,000 compared to $9,821,000 for the comparable period in 2005. As a percentage of income before taxes, the provision for income taxes increased to 34.6% for the nine months ended September 30, 2006, from 32.5% for the comparable period in 2005. This increase is primarily related to the September tax filings, which resulted in additional tax expense in 2006 versus additional benefit in 2005. The Corporation expects the rate to return to historical levels by year-end.

25 of 42

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006, AS COMPARED TO SEPTEMBER 30, 2005
SUMMARY
Net income for the three months ended September 30, 2006, was $7,642,000 which represents an increase of $83,000 or 1.1% as compared to net income of $7,559,000 for the comparable period in 2005. Fully-diluted earnings per share were $0.36 for the quarter ended September 30, 2006 consistent with $0.36 for the quarter ended September 30, 2005.
The Corporation’s return on average assets was 1.29% for the three months ended September 30, 2006, a decline of 10 basis points from 1.39% for the comparable period in 2005. The Corporation’s return on average stockholders’ equity was 17.25% for the three months ended September 30, 2006, representing a decline of 225 basis points compared to 19.50% for the comparable period in 2005.

26 of 42

FIRST BUSEY CORPORATION and Subsidiaries
AVERAGE BALANCE SHEETS AND INTEREST RATES
QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$379	$5	5.23%	$2,300	$19	3.28%
Federal funds sold	5,017	66	5.22%	15,318	135	3.50%
Investment securities
U.S. Government obligations	190,867	1,950	4.06%	202,985	1,542	3.01%
Obligations of states and political subdivisions (1)	84,807	1,277	5.97%	65,904	966	5.82%
Other securities	43,051	410	3.78%	47,798	451	3.74%
Loans (net of unearned interest) (1) (2)	1,855,980	34,639	7.40%	1,663,366	27,746	6.62%

Total interest earning assets	$2,180,101	$38,347	6.98%	$1,997,671	$30,859	6.13%

Cash and due from banks	54,254			51,788
Premises and equipment	41,174			33,925
Allowance for loan losses	(23,461)			(21,909)
Other assets	105,066			93,343

Total Assets	$2,357,134			$2,154,818

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$66,782	$400	2.38%	$43,013	$91	0.84%
Savings deposits	106,977	254	0.94%	123,204	229	0.74%
Money market deposits	671,870	5,174	3.06%	611,233	2,610	1.69%
Time deposits	786,949	8,726	4.40%	703,831	5,999	3.38%
Short-term borrowings:
Federal funds purchased	25,536	357	5.55%	6,921	64	3.67%
Repurchase agreements	47,538	467	3.90%	43,107	251	2.31%
Other	2,674	36	5.34%	1,000	9	3.57%
Long-term debt	160,206	1,993	4.94%	172,216	1,785	4.11%
Junior subordinated debt owed to unconsolidated trusts	55,000	1,010	7.29%	50,000	933	7.40%

Total interest-bearing liabilities	$1,923,532	$18,416	3.80%	$1,754,525	$11,971	2.71%

Net interest spread			3.18%			3.42%

Demand deposits	241,943			232,309
Other liabilities	15,864			14,153
Stockholders’ equity	175,795			153,831

Total Liabilities and Stockholders’ Equity	$2,357,134			$2,154,818

Interest income / earning assets (1)	$2,180,101	$38,347	6.98%	$1,997,671	$30,859	6.13%
Interest expense / earning assets	$2,180,101	$18,416	3.35%	$1,997,671	$11,971	2.38%

Net interest margin (1)		$19,931	3.63%		$18,888	3.75%

(3)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2006 and 2005

(4)	Non-accrual loans have been included in average loans, net of unearned interest.

27 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CHANGES IN NET INTEREST INCOME
QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005

		Change due to(1)
	Average	Average	Total
	Volume	Yield/Rate	Change
	(Dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(24)	$10	$(14)
Federal funds sold	(121)	52	(69)
Investment securities:
U.S. Government obligations	(94)	502	408
Obligations of states and political subdivisions (2)	279	32	311
Other securities	(45)	4	(41)
Loans (2)	3,257	3,636	6,893

Change in interest income (2)	$3,252	$4,236	$7,488

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$71	$238	$309
Savings deposits	(33)	57	24
Money market deposits	282	2,282	2,564
Time deposits	768	1,959	2,727
Short-term borrowings:
Federal funds purchased	246	47	293
Repurchase agreements	28	188	216
Other	21	6	27
Long-term debt	(131)	339	208
Junior subordinated debt owed to unconsolidated trusts	92	(15)	77

Change in interest expense	$1,344	$5,101	$6,445

Increase in net interest income (2)	$1,908	$(865)	$1,043

(1)	Changes due to both rate and volume have been allocated proportionally

(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2006 and 2005.

28 of 42

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN
Average earning assets increased $182,430,000 or 9.1% to $2,180,101,000 for the three months ending September 30, 2006, as compared to $1,997,671,000 for the comparable period last year. The average balance of loans outstanding increased $192,614,000 or 11.6% to $1,855,980,000 during the three-month period ended September 30, 2006, compared to $1,663,366,000 during the comparable period in 2005. The Corporation closed the acquisition of Tarpon Coast Bancorp, Inc. and its subsidiary, Tarpon Coast National Bank, on July 29, 2005. Tarpon Coast National Bank merged with Busey Bank Florida in February, 2006. The resulting bank has been renamed Busey Bank, National Association (“Busey Bank, N.A.”). A significant portion of the growth in the average balances of various balance sheet items is due to the acquisition of Tarpon Coast National Bank combined with other growth in the Florida market. Busey Bank, N.A. had average assets of $431,260,000 during the three-month period ending September 30, 2006, compared to the equivalent entity’s average assets of $357,925,000 during the comparable period in 2005. During the third quarter of 2006, Busey Bank, N.A.’s loan balances averaged $357,969,000 compared to the equivalent entity’s average loan balance of $297,291,000 during the comparable period in 2005.
Interest-bearing liabilities averaged $1,923,532,000 during the three months ended September 30, 2006, an increase of $169,007,000 or 9.6% from the average balance of $1,754,525,000 for the comparable period in 2005. Interest-bearing deposits averaged $1,632,578,000 during the three-month period ended September 30, 2006, an increase of $151,297,000 or 10.2% from $1,481,281,000 for the comparable period in 2005. Busey Bank N.A. had average interest-bearing deposits of $298,349,000 during the three-months ended September 30, 2006, compared to the equivalent entity’s average interest-bearing liabilities of $240,230,000 during the comparable period in 2005.
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
Net interest income, on a fully taxable equivalent basis, increased $1,043,000 or 5.5% to $19,931,000 for the three months ended September 30, 2006, compared to $18,888,000 for the comparable period in 2005. Net interest margin, the Corporation’s net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.63% for the three months ended September 30, 2006, compared to 3.75% for the comparable period in 2005. The net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.35% for the three months ended September 30, 2006, compared to 3.48% for the comparable period in 2005.
Interest income, on a tax equivalent basis, for the three months ended September 30, 2006, was $38,347,000, which is $7,489,000 or 24.3% higher than the $30,859,000 earned during the comparable period in 2005. The average yield on interest-earning assets increased 85 basis points to 6.98% for the three months ended September 30, 2006, compared to 6.13% for the comparable period in 2005. This increase is due primarily to the combined growth in the average balances and average yields of outstanding loans.
Interest expense for the three months ended September 30, 2006, was $18,416,000, which is $6,445,000 or 53.8% higher than the $11,971,000 for the comparable period in 2005. The average rate paid on interest-bearing liabilities increased 109 basis points to 3.80% for the three months ended September 30, 2006, compared to 2.71% for the comparable period in 2005. The increase in interest expense is due primarily to an increase in the average cost of deposits and borrowings combined with growth in the average balance of deposits.

29 of 42

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES
Total other income, excluding security gains, increased $183,000 or 2.9% to $6,407,000 for the three months ended September 30, 2006, compared to $6,224,000 for the same period in 2005. Growth in service charges and fees and other income, which was partially offset by slight declines in trust and brokerage fees contributed to the increase in other income.
During the third quarter of 2006, the Corporation recognized gains of $786,000 on the sale $48,740,000 mortgage loans compared to gains of $920,000 on the sale of $63,158,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. The Corporation may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.
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
During the three months ending September 30, 2006, the Corporation recognized security gains of approximately $478,000 after income taxes, representing 6.3% of net income. During the comparable period in 2005, security loss of approximately $64,000 after income taxes were recognized, representing -0.8% of net income. The Corporation owns a position in a marketable equity security with substantial appreciated value. The directors of First Busey have authorized an orderly liquidation of this asset.
Total other expenses increased $1,368,000 or 10.4% to $14,531,000 for the three months ending September 30, 2006, compared to $13,163,000 for the comparable period in 2005. Salaries and wage expense increased $547,000 or 9.0% to $6,609,000 for the three months ended September 30, 2006, as compared to $6,062,000 during the same period last year. Employee benefits were $177,000 higher during the three months ended September 30, 2006, compared to the same period in 2005. The increase in other expenses and employment costs are primarily related to an increase in full-time equivalent employees to 637 at September 30, 2006 from 614 at September 30, 2005.
Occupancy and furniture and equipment expenses increased $132,000 to $2,239,000 during the third quarter of 2006 compared to $2,107,000 during the comparable period in 2005, due primarily to the addition of branches associated with the growth in the Florida market.
Other operating expenses increased $512,000 or 14.0% to $4,174,000 for the three months ending September 30, 2006, compared to $3,662,000 for the comparable period in 2005. The net increase is primarily attributable to growth in the Florida market.
Income taxes for the three months ended September 30, 2006, increased to $4,129,000 compared to $3,220,000 for the comparable period in 2005. As a percentage of income before taxes, the provision for income taxes increased to 35.1% for the three months ended September 30, 2006, from 29.9% for the comparable period in 2005. This increase is primarily related to the September tax filings, which resulted in additional tax expense in 2006 versus additional benefit in 2005. The Corporation expects the rate to return to historical levels by year-end.

30 of 42

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
The Corporation’s primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, of which, $9,000,000 was available as of September 30, 2006. Long-term liquidity needs will be satisfied primarily through retention of capital funds.
An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation’s ability to securitize or package loans (primarily mortgage loans) for sale. During the first nine months of 2006, the Corporation originated $124,134,000 and sold $125,230,000 in mortgage loans for sale compared to originations of $133,714,000 and sales of $130,324,000 during the first nine months of 2005. As of September 30, 2006, the Corporation held $10,641,000 in loans held for sale. Management intends to sell these loans during the fourth quarter of 2006.
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
The Corporation’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of September 30, 2006, and 2005, the Corporation had outstanding loan commitments including lines of credit of $522,459,000 and $508,211,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

31 of 42

The following table summarizes significant contractual obligations and other commitments as of September 30, 2006:

		Securities
		Sold under
		Agreements to		Junior
		Repurchase and		Subordinated
		Short- and		Debt Owed to
	Certificates	Long-term		Unconsolidated
Due Within	of Deposit	Borrowings	Leases	Trusts	Total
	(Dollars in thousands)
1 year	$622,953	$84,370	$1,042	$—	$708,365
2 years	109,237	34,373	837	—	144,447
3 years	60,587	14,373	389	—	75,349
4 years	28,890	29,873	129	—	58,892
5 years	18,437	37,460	49	—	55,946
Thereafter	833	19,406	135	55,000	75,374

Total	$840,937	$219,855	$2,581	$55,000	$1,118,373

Net cash flows provided by operating activities totaled $26,003,000 during the nine months ended September 30, 2006, compared to $21,185,000 during the comparable prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, gains on sales of investment securities, and activities related to the origination and sale of loans held for sale. During the first nine months of 2006, the Corporation originated $124,134,000 in loans held for sale and generated $127,088,000 from the sale of held-for-sale loans resulting in net cash provided by loan originations and sale of $2,954,000. During the comparable period in 2005, the Corporation originated $133,714,000 in held-for-sale loans and generated $132,256,000 from the sale of held-for-sale loans leading to net cash used by loan originations and sale of $1,458,000.
Net cash used in investing activities was $167,354,000 for the nine months ended September 30, 2006, compared to $139,007,000 for the comparable period in 2005. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation’s investment portfolio and loans held in the Corporation’s portfolio. During the nine months ended September 30, 2006, proceeds from the sales and maturities of securities classified as available-for-sale totaled $87,319,000, and the Corporation purchased $77,805,000 in securities resulting in net cash provided by securities activity of $9,514,000. In the comparable period of 2005 proceeds from the sales and maturities of securities classified as available for sale totaled $125,478,000, and the Corporation purchased $87,515,000 in securities resulting in net cash provided by securities activity of $37,963,000. The Corporation’s loan portfolio increased $158,597,000 during the first nine months of 2006, compared to an increase of $115,138,000 during the comparable period of 2005.
Net cash provided by financing activities was $132,735,000 during the first nine months of 2006 compared to $129,657,000 for the comparable period in 2005. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt and long-term subordinated debt. Deposits, which are the Corporation’s primary funding source, increased by a net of $139,420,000 during the first nine months of 2006, compared to a net increase of $125,242,000 during the comparable period in 2005. The Corporation decreased its long-term debt by a net of $3,175,000 during the first nine months of 2006, compared to a net increase of $20,127,000 during the comparable period in 2005.
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

32 of 42

CAPITAL RESOURCES
Other than from the issuance of common stock, the Corporation’s primary source of capital is retained net income. During the nine months ended September 30, 2006, the Corporation earned $21,544,000 and paid dividends of $10,249,000 to stockholders, resulting in the retention of current earnings of $11,295,000. The Corporation’s dividend payout ratio for the nine months ended September 30, 2006 was 47.6%.
The Corporation and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Corporation and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2006, that the Corporation and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2006:

Total Capital (to Risk-weighted Assets)
Consolidated	$197,845	10.40%	$152,123	8.00%	N/A	N/A
Busey Bank	$168,883	10.88%	$124,144	8.00%	$155,180	10.00%
Busey Bank N.A.	$44,551	13.37%	$26,656	8.00%	$33,319	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$169,131	8.89%	$76,062	4.00%	N/A	N/A
Busey Bank	$146,112	9.42%	$62,072	4.00%	$93,108	6.00%
Busey Bank N.A.	$40,377	12.12%	$13,328	4.00%	$19,992	6.00%

Tier I Capital (to Average Assets)
Consolidated	$169,131	7.38%	$91,693	4.00%	N/A	N/A
Busey Bank	$146,112	7.80%	$74,900	4.00%	$93,625	5.00%
Busey Bank Florida	$40,377	9.92%	$16,284	4.00%	$20,355	5.00%
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

33 of 42

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
The following table sets forth the static rate-sensitivity analysis of the Corporation as of September 30, 2006:

			Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
			(Dollars in thousands)
Interest-bearing deposits	$403	$—	$—	$—	$—	$403
Investment securities	14,329	—	—	—	—	14,329
U.S. Governments	10,698	25,383	83,903	37,612	38,807	196,403
Obligations of states and political subdivisions	—	5,267	5,957	2,469	72,196	85,889
Other securities	14,774	468	767	1,660	24,926	42,595
Loans (net of unearned int.)	758,636	93,656	109,464	189,069	754,403	1,905,228

Total rate-sensitive assets	$798,840	$124,774	$200,091	$230,810	$890,332	$2,244,847

Interest bearing transaction Deposits	$83,495	$—	$—	$—	$—	$83,495
Savings deposits	100,534	—	—	—	—	100,534
Money market deposits	688,437	—	—	—	—	688,437
Time deposits	49,609	96,499	223,111	257,095	214,623	840,937
Short-term borrowings:
Federal funds purchased and repurchase agreements	57,147	—	—	—	—	57,147
Short-term borrowings	—	—	1,000	—	—	1,000
Long-term debt	—	5,000	38,058	12,825	105,825	161,708
Junior subordinated debt owed to unconsolidated trusts	—	25,000	—	—	30,000	55,000

Total rate-sensitive liabilities	$979,222	$126,499	$262,169	$269,920	$350,448	$1,988,258
Rate-sensitive assets less rate-sensitive liabilities	$(180,382)	$(1,725)	$(62,078)	$(39,110)	$539,884	$256,589

Cumulative Gap	$(180,382)	$(182,107)	$(244,185)	$(283,295)	$256,589

Cumulative amounts as a percentage of total rate-sensitive assets	(8.04%)	(8.11%)	(10.88%)	(12.62%)	11.43%
Cumulative ratio	0.82	0.84	0.82	0.83	1.13

The funds management policy of the Corporation requires the banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods. As of September 30, 2006, the banks are within those guidelines.
The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $283.3 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year. The composition of the gap structure at September 30, 2006, indicates the Corporation would benefit more

34 of 42

if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the same time.
The Corporation’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at September 30, 2006, balances. The model assumes repricing frequency on all variable-rate assets and liabilities. The model also assumes a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at September 30, 2006, and December 31, 2005 was as follows:

		Basis Point Changes
	- 200	- 100	+ 100	+ 200
September 30, 2006	0.69%	0.85%	(1.11%)	(2.04%)

December 31, 2005	(1.52%)	(0.18%)	(0.45%)	(1.29%)

35 of 42

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Corporation conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of September 30, 2006. The Corporation’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2006, are effective in timely alerting them to material information relating to the Corporation, including its consolidated subsidiaries, required to be included in the Corporation’s periodic filings under the Exchange Act.
Changes in Internal Controls
During the quarter ended September 30, 2006, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
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

36 of 42

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

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs [1]

				603,955
January 1 – 31, 2006	—	$—	—	603,955
February 1 – 28, 2006	10,000	20.30	10,000	593,955
March 1 – 31, 2006	20,000	20.55	20,000	573,955
April 1 – 30, 2006	—	—	—	573,955
May 1 – 31, 2006	20,000	20.47	20,000	553,955
June 1 – 30, 2006	15,000	20.37	15,000	538,955
July 1 – 31, 2006	—	—	—	538,955
August 1 – 31, 2006	—	—	—	538,955
September 1 - 30, 2006	—	—	—	538,955

Total	65,000	$20.44	65,000

[1]	First Busey Corporation’s board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Corporation’s 2004 repurchase plan has no expiration date.
ITEM 3: Defaults upon Senior Securities
Not Applicable
ITEM 4: Submission of Matters to a Vote of Security Holders
Not Applicable
ITEM 5: Other Information
(a)	None

(b)	Not Applicable

37 of 42

ITEM 6: Exhibits
2.1	Agreement and Plan of Merger, dated September 20, 2006, by and among First Busey Corporation and Main Street Trust, Inc. (previously filed as Exhibit 2.1 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Financial Officer.

99.3	Letter agreement between First Busey Corporation and Douglas C. Mills, dated September 20, 2006. (previously filed as Exhibit 99.3 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

99.4	Letter agreement between First Busey Corporation and Edwin A. Scharlau II, dated September 20, 2006. (previously filed as Exhibit 99.4 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

99.5	Letter agreement between First Busey Corporation and David D. Mills, dated September 20, 2006. (previously filed as Exhibit 99.5 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

99.6	Letter agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006. (previously filed as Exhibit 99.6 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).
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

Date: November 9, 2006

38 of 42