Form 10-K
period 2006-12-31
FIRST BUSEY CORP /NV/
filed 2007-03-16
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Registrant’s telephone number, including area code (217) 365-4556
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock ($.001 par value)	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act.).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates on June 30, 2006 was $343,144,505, determined using a per share closing price on that date of $20.47, as quoted on The Nasdaq Global Select Stock Market.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2007
Common Stock, $.001 par value	21,457,866

(This page intentionally left blank)

FIRST BUSEY CORPORATION
Form 10-K Annual Report

Part I
Item 1. Business
Introduction
First Busey Corporation (“First Busey” or the “Corporation”), a Nevada Corporation, is a $2.5 billion financial holding company which was initially organized as a bank holding company in 1980. First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 35 locations. First Busey is headquartered in Urbana, Illinois, and its common stock is traded on The Nasdaq Global Select Stock Market under the symbol “BUSE.”
Banking And Non-Banking Subsidiaries
First Busey currently has two wholly-owned banking subsidiaries located in three states, Busey Bank and Busey Bank, National Association (the “Banks”).
Busey Bank, a state-chartered bank organized in 1868, is a full-service commercial bank offering a wide variety of services to individual, business, institutional and governmental customers, including retail products and services. Busey Bank has 22 locations in Illinois, one in Florida and one in Indianapolis, Indiana.
First Busey acquired Eagle BancGroup, Inc., parent of First Federal Savings & Loan Association (“First Federal”), in October 1999. First Federal, located in Bloomington, Illinois, was established in 1919 as a federally chartered capital stock savings association. In June 2000, First Federal changed its name to Busey Bank fsb. At the same time, four of Busey Bank’s branches, located in LeRoy and Bloomington, Illinois, were transferred to Busey Bank fsb. In October 2000, Busey Bank fsb opened an additional branch in Fort Myers, Florida. In November 2001, Busey Bank fsb transferred its charter to Florida, and changed its name to Busey Bank Florida. Simultaneously, the Illinois assets of Busey Bank fsb were merged into Busey Bank.
First Busey acquired First Capital Bankshares, Inc., parent of First Capital Bank on June 1, 2004. First Capital Bank merged into Busey Bank, bringing all Illinois banking operations under one bank charter.
On July 29, 2005, First Busey acquired Tarpon Coast Bancorp, Inc., parent of Tarpon Coast National Bank and its subsidiary Tarpon Coast Financial Services. At the close of business on February 17, 2006, Busey Bank Florida merged into Tarpon Coast National Bank, and the surviving bank’s name changed to Busey Bank, National Association (Busey Bank, N.A.) consolidating all banking activities of the two banks under one charter. Busey Bank, N.A. is a nationally-chartered bank based in Port Charlotte, Florida. The bank has one other branch location in Charlotte County, Florida, two branches in Sarasota County, Florida, and five branches in Lee County, Florida. The bank operated under the name, Tarpon Coast National Bank, in its Charlotte County and Sarasota County locations until January 1, 2007, at which time those branches transitioned to the Busey Bank name. All other Florida locations began operating under the Busey Bank name on February 18, 2006.
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
Busey Investment Group, Inc., a wholly-owned non-banking subsidiary, is located in Champaign, Illinois. Busey Investment Group is the parent company of: (1) First Busey Trust & Investment Co., which provides a full range of trust and investment management services, including estate and financial planning, tax preparation, custody services and philanthropic advisory services; (2) First Busey Securities, Inc., which is a full-service broker/dealer and provides individual investment advice; and (3) Busey Insurance Services, Inc., which offers a variety of insurance products. Busey Capital Management is a wholly-owned subsidiary of First Busey Trust & Investment Co.

First Busey Resources, Inc., a wholly owned non-banking subsidiary, located in Urbana, Illinois, owns and manages one real estate property which is not currently used in banking activities.
First Busey Statutory Trust II, a statutory business trust, was organized in the state of Connecticut in April 2004. First Busey owns all of the common securities of First Busey Statutory Trust II.
First Busey Statutory Trust III, a statutory business trust was organized in the state of Delaware in June 2005. First Busey owns all of the common securities of First Busey Statutory Trust III.
First Busey Statutory Trust IV, a statutory business trust was organized in the state of Delaware in May 2006. First Busey owns all of the common securities of First Busey Statutory Trust IV.
See Note 21 in the Notes to the Consolidated Financial Statements for an analysis of segment operations.
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
Based on information obtained from FDIC Summary of Deposits dated June 30, 2006, First Busey ranked in the top ten in total deposits in four counties, first in Champaign County, Illinois, first in Ford County, Illinois, fifth in McLean County, Illinois, and eighth in Peoria County, Illinois. Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products. Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.
Supervision, Regulation and Other Factors
General
First Busey is a financial holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) under the Bank Holding Company Act (“BHCA”) and by the Illinois Bank Holding Company Act (“IBHCA”). Busey Bank, a state-chartered bank, is subject to regulation and examination primarily by the Illinois Department of Financial and Professional Regulation (“IDFRP”) and, secondarily, by the Federal Deposit Insurance Corporation (“FDIC”). Busey Bank, N.A. is a nationally chartered bank and is subject to regulation and examination primarily by the Office of the Controller of the Currency (“OCC”) and, secondarily, by the FDIC. Numerous other federal and state laws, as well as regulations promulgated by the Federal Reserve, IDFRP, FDIC, OCC, and OTS govern almost all aspects of the operations of the Banks. Various federal and state bodies regulate and supervise First Busey’s non-banking subsidiaries including its brokerage, investment advisory and insurance agency operations. These include, but are not limited to, Federal Reserve, IDFRP, Securities and Exchange Commission, National Association of Securities Dealers, Inc., Illinois Department of Insurance, federal and state banking regulators and various state regulators of insurance and brokerage activities.
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
Capital Requirements
First Busey is required to comply with the capital adequacy standards established by the Federal Reserve, and its banking subsidiaries must comply with similar capital adequacy standards established by the OCC, FDIC, and IDFRP, as applicable. There are two basic measures of capital adequacy for financial holding companies and their banking subsidiaries that have been promulgated by the Federal Reserve and the FDIC: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance.
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
Pursuant to FDICIA, the Federal Reserve, the FDIC, and the OCC have adopted regulations setting forth a five regulatory category rating system for measuring the capital adequacy of the financial institutions they supervise. Under the regulations, an institution would be placed in one of the following capital categories: (i) well capitalized (an institution that has a Total Capital ratio of at least 10%, a Tier 1 Capital ratio of at least 6% and a Tier 1 Leverage Ratio of at least 5%); (ii) adequately capitalized (an institution that has a Total Capital ratio of at least 8%, a Tier 1 Capital ratio of at least 4% and a Tier 1 Leverage Ratio of a least 4%); (iii) undercapitalized (an institution that has a Total Capital ratio of under 8%, a Tier 1 Capital ratio of under 4% or a Tier 1 Leverage Ratio of under 4%); (iv) significantly undercapitalized (an institution that has a Total Capital ratio of under 6%, a Tier 1 Capital ratio of under 3% or a Tier 1 Leverage Ratio of under 3%); and (v) critically undercapitalized (an institution whose tangible equity is not greater than 2% of total tangible assets). The regulations permit the appropriate federal banking regulator to downgrade an institution to the next lower category if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination. Supervisory actions by the appropriate federal banking regulator depend upon an institution’s classification within the five categories. First Busey’s management believes that First Busey and its bank subsidiaries have the requisite capital levels to qualify as well capitalized institutions under the FDICIA regulations.
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
Employees
As of December 31, 2006, First Busey and its subsidiaries had a total of 640 employees (full-time and equivalents).

Executive Officers
Following is a description of the business experience for at least the past five years of the executive officers of the Corporation.
Douglas C. Mills. Mr. Mills, age 66, has served as Chairman of the Board and Chief Executive Officer of First Busey Corporation since its incorporation. In 2006, Mr. Mills assumed the role of President of First Busey Corporation. He has been associated with Busey Bank since 1971 when he assumed the position of Chairman of the Board. Mr. Mills’ son is David D. Mills, President and Chief Operating Officer of Busey Bank.
Lee H. O’Neill. Mr. O’Neill, age 62, has served as Chairman of the Board and Chief Executive Officer of Busey Bank since September 2006. Previously, Mr. O’Neill served as Executive Vice President, Chief Credit Officer and Regional President of Busey Bank from 1985 to September 2006. Mr. O’Neill joined the Commercial Banking Division with Busey Bank in 1983.
David D. Mills. Mr. Mills, age 36, has served as President and Chief Operating Officer of Busey Bank since January, 2003. Previously, he served as Vice President of First Busey Corporation from December 2001 to January 2003. Mr. Mills began his career with Busey Bank in December 1998, as a Commercial Lending Officer. Mr. Mills’ father is Douglas C. Mills, Chairman of the Board, President and Chief Executive Officer of First Busey Corporation.
Edwin A. Scharlau II. Mr. Scharlau, age 62, has served as chairman of the Board of Busey Investment Group, Inc. since January 2001, and First Busey Securities, Inc. since June 1994. Mr. Scharlau has also served as Vice-Chairman of the Board of First Busey Corporation since January 2003. Mr. Scharlau served as Chairman of the Board of Busey Bank from June 1991, to January 2003. Mr. Scharlau has been associated with Busey Bank since 1964.
Barbara J. Harrington. Mrs. Harrington, age 47, has served as Chief Financial Officer of First Busey Corporation since March 1999. She served as Controller and Senior Vice President of Busey Bank from December 1994, to March 1999. Mrs. Harrington has served in various financial and accounting positions since joining the organization in December 1991.
Business Combination
On September 20, 2006, First Busey entered into a merger transaction pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and between First Busey and Main Street Trust, Inc., an Illinois corporation (“Main Street”), to be effected through the merger of Main Street with and into First Busey (the “Merger”), with First Busey surviving the Merger. Following the effectiveness of the Merger, Busey Bank, a wholly-owned subsidiary of First Busey, and Main Street Bank & Trust, a wholly-owned subsidiary of Main Street, will be merged, with Busey Bank surviving the merger. Under the terms of the Merger Agreement, Main Street shareholders will receive 1.55 shares of common stock of First Busey for each share of common stock of Main Street (the “Exchange Ratio”) owned by the shareholder, with cash to be paid in lieu of fractional shares of First Busey common stock. The Merger Agreement has been approved by the Board of Directors and the majority of shareholders of First Busey and Main Street, and is subject to certain regulatory approvals, the receipt by Main Street and First Busey of opinions that the Merger will qualify as a tax-free transaction, and customary closing conditions.
On July 29, 2005, First Busey Corporation acquired all the outstanding common stock of Tarpon Coast Bancorp, Inc. and its subsidiary Tarpon Coast National Bank a $177 million bank headquartered in Port Charlotte, Florida. This acquisition expanded the Corporation’s banking presence in southwest Florida into Charlotte and Sarasota County. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of approximately $35.9 million was allocated based upon the fair value of the assets acquired. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangibles of $2.371 million are being amortized over periods ranging from three to five years.

On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. and its subsidiary First Capital Bank, a $239 million bank headquartered in Peoria, Illinois. This acquisition expanded the Corporation’s banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of approximately $42.1 million was allocated based upon the fair value of the assets acquired. The excess of the total acquisition cost over the fair value of the net assets acquired has been allocated to core deposit intangible and goodwill. The core deposit intangibles of $2.383 million are being amortized over periods ranging from three to ten years.
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
Difficulty in combining the operations of acquired or merged entities with the operations of First Busey may prevent the achievement of the expected benefits of the transaction.
First Busey may not be able to achieve the expected strategic and operating benefits contemplated at the time of an acquisition or merger. Many uncertainties are inherent in a business combination. These uncertainties may lead to lower than plan realization of benefits following the business combination. First Busey operates in a highly competitive environment. First Busey may lose customers, either its own or that of the combined entity, due to the combination. First Busey may also lose key employees, either its own or that of the combined entity, as a result of the combination.
Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the Merger with Main Street.
Completion of the Merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals. First Busey and Main Street intend to pursue all required approvals in accordance with the Merger Agreement. No assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all such consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement. The terms and conditions of such consents, orders and approvals may require the divestiture of certain assets or operations of the combined company following the Merger or may impose other conditions.
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
We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customer rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effect of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.

We must effectively manage our credit risk.
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
We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb potential loan losses based on a continual analysis of our portfolio and market environment. The amount of loan losses is susceptible to changes in economic, operating, and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses. Loan losses in excess of our reserves may adversely affect our business, financial condition, and results of operations.
A significant portion of the loans in the Corporation’s portfolio is secured by real estate.
A large percentage of the Corporation’s loans are collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. An adverse change in the economy affecting real estate values generally and, specifically, in Central Illinois or Southwest Florida, could significantly impair the value of property pledged as collateral on loans and affect the Corporation’s ability to sell the collateral upon foreclosure. Collateral may have to be sold for less than the outstanding balance of the loan which could result in loss.
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
First Busey’s earnings and profitability depend significantly on its net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. In the event that interest paid on deposits and borrowings increases faster than the interest earned on loans and investments, there may be a negative impact on the Corporation’s net interest income. Changes in interest rates could also adversely affect the income of certain components of the Corporation’s noninterest income. An increase in interest rates may also affect the customer’s ability to pay, which could in turn increase loan losses. In addition, higher interest rates could also increase the Corporation’s cost to borrow funds. The Corporation is unable to predict or control fluctuations in market interest rates which are affected by the economy.
The Corporation relies heavily on information systems to service customers.
An interruption in or breach in security of the Corporation’s information systems may result in a loss of customer business and reduced earnings. The Corporation utilizes and relies heavily on communications and information systems in every aspect of our business. Any failure of these systems could result in disruptions in the Corporation’s customer service management, management information, deposit, loan, or other systems. While the Corporation has procedures in place to prevent or limit the effects of a failure, interruption, or security breach of its information systems, there can be no guarantee that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage the Corporation’s reputation, result in a loss of customer business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have an adverse effect on the Corporation’s financial condition and results of operation.
Ability to attract and retain management and key personnel may affect future growth and earnings.
Most of the Corporation’s success to date has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, lending and retail banking officers, and administrative staff of our subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical, as we grow, to be able to attract and retain qualified additional staff with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, and results of operation.
Weather may adversely impact the Corporation.
Central Illinois is a highly agricultural area and therefore the economy can be greatly affected by weather conditions. Favorable weather conditions increase the agriculture productivity and boost the economy while unfavorable weather conditions may decrease productivity adversely affecting the local economy. First Busey conducts a significant portion of its business in Central Illinois. As stated above, an adverse affect on the economy of Central Illinois could negatively affect the Corporation’s profitability.
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
Item 4. Submission Of Matters To A Vote Of Security Holders
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table presents for the periods indicated the high and low closing price for First Busey common stock as reported on The Nasdaq Global Select Stock Market.

	2006		2005
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$21.10	$19.96	$21.00	$19.01
Second Quarter	$21.10	$19.81	$20.00	$18.25
Third Quarter	$22.76	$19.78	$20.48	$18.54
Fourth Quarter	$23.87	$22.16	$21.23	$18.06
During 2006 and 2005, First Busey declared cash dividends per share of common stock as follows:

Common Stock
2006
January	$.1600
April	$.1600
July	$.1600
October	$.1600

2005
January	$.1400
April	$.1400
July	$.1400
October	$.1400
For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1. Business, Supervision, Regulation and Other Factors, Dividends on pages 5 – 6.
As of March 2, 2007, First Busey Corporation had approximately 899 holders of common stock.

The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey Corporation of shares of its common stock.

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs [1]

January 1 – 31, 2006	—	$—	—	603,955
February 1 – 28, 2006	10,000	20.30	10,000	593,955
March 1 – 31, 2006	20,000	20.55	20,000	573,955
April 1 – 30, 2006	—	—	—	573,955
May 1 – 31, 2006	20,000	20.47	20,000	553,955
June 1 – 30, 2006	15,000	20.37	15,000	538,955
July 1 – 31, 2006	—	—	—	538,955
August 1 – 31, 2006	—	—	—	538,955
September 1 – 30, 2006	—	—	—	538,955
October 1 – 31, 2006	—	—	—	538,955
November 1 – 30, 2006	31,000	22.93	31,000	507,955
December 1 – 31, 2006	—	—	—	507,955

Total	96,000	$21.25	96,000

[1]	First Busey Corporation’s board of directors approved a stock purchase plan on February 17, 2004, for the repurchase of up to 750,000 shares of common stock. The Corporation’s 2004 repurchase plan has no expiration date.

Item 6. Selected Financial Data
Selected Consolidated Financial Information
The following selected financial data for each of the five years in the period ended December 31, 2006, have been derived from First Busey’s audited consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2006, which appear elsewhere in this report. This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

	2006	2005(6)	2004(6)	2003	2002
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$365,608	$331,237	$352,256	$224,733	$233,830
Loans	1,956,927	1,749,162	1,475,900	1,192,396	1,101,043
Allowance for loan losses	23,588	23,190	19,217	16,228	15,460
Total assets	2,509,514	2,263,422	1,964,441	1,522,084	1,435,578
Total deposits	2,014,839	1,809,399	1,558,822	1,256,595	1,213,605
Long-term debt	156,650	169,883	165,374	92,853	71,759
Junior subordinated debt owed to unconsolidated trusts	55,000	50,000	40,000	25,000	25,000
Stockholders’ equity	185,274	169,714	138,872	125,177	115,163
Results of Operations
Interest and dividend income	$146,366	$116,304	$85,919	$73,849	$76,085
Interest expense	69,851	45,342	30,041	25,618	30,494
Net interest income	76,515	70,962	55,878	48,231	45,591
Provision for loan losses	1,300	3,490	2,905	3,058	3,125
Net income(1)	28,888	26,934	22,454	19,864	17,904
Per Share Data(2)
Diluted earnings	$1.35	$1.29	$1.09	$0.97	$0.87
Cash dividends	0.64	0.56	0.51	0.45	0.40
Book value(3)	8.64	7.89	6.74	6.10	5.66
Closing price	23.05	20.89	20.87	18.00	15.37
Other Information
Return on average assets	1.23%	1.28%	1.28%	1.35%	1.33%
Return on average equity	16.52%	17.97%	17.23%	16.34%	16.31%
Net interest margin (4)	3.62%	3.72%	3.49%	3.60%	3.74%
Equity to assets ratio(5)	7.46%	7.13%	7.42%	8.28%	8.18%
Dividend payout ratio	47.29%	42.93%	46.24%	46.39%	45.39%

(1)	Effective January 1, 2006, First Busey adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment”. SFAS No. 123(R) requires compensation expense to be recorded for stock option grants based upon the estimated fair value of the grants. Prior to January 1, 2006, no compensation expense related to stock option grants was recorded.

(2)	Per share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2002.

(3)	Total capital divided by shares outstanding as of period end.

(4)	Tax-equivalent net interest income divided by average earning assets.

(5)	Average equity divided by average total assets

(6)	First Busey acquired First Capital Bank on June 1, 2004, and Tarpon Coast National Bank on July 29, 2005. Results of operations for these institutions from acquisition date are included in the consolidated results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the financial condition and results of operations of First Busey Corporation and subsidiaries for the years ended December 31, 2006, 2005, and 2004. It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.
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

The allowance consists of specific, general and unallocated components. The specific component considers loans that are classified as doubtful, substandard, or special mention. For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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

General
The Corporation’s consolidated income is generated primarily by the financial services activities of its subsidiaries. Since January 1, 1982, the Corporation has acquired thirteen banks and sold two; acquired six savings and loan branches and two bank branches; acquired a bank branch in an FDIC assisted acquisition of a failed bank; acquired a thrift holding company and federal savings and loan; formed a trust company subsidiary; formed an insurance agency subsidiary; formed and liquidated a non-bank ATM subsidiary and acquired and liquidated a travel agency. The following table illustrates the amount and percentage of the Corporation’s consolidated net income contributed by each direct subsidiary since January 1, 2004.

Subsidiary	Acquired	2006		2005		2004
	(dollars in thousands)
Busey Bank [1]	3/20/1980	$29,542	83.6%	$24,985	81.1%	$20,683	83.3%
Busey Bank Florida[2]	10/29/1999	—	—	3,302	10.7%	1,573	6.3%
First Capital Bank[3,4]	6/1/2004	—	—	—	—	1,170	4.7%
Busey Bank N. A.[5]	7/29/2005	3,465	9.8%	469	1.5%	—	—
Busey Investment Group, Inc.[6]	—	2,299	6.5%	2,141	6.9%	1,989	8.0%
First Busey Resources, Inc.[7]	—	32	0.1%	(78)	-0.2%	(565)	-2.3%

Total		$35,338	100.0%	$30,819	100.0%	$24,850	100.0%

[1]	City Bank of Champaign and Champaign County Bank & Trust were merged into Busey Bank as of January 1, 1987. First National Bank of Thomasboro was merged into Busey Bank as of January 1,1988. State Bank of St. Joseph was merged into Busey Bank as of November 3, 1989. The Bank of Urbana, Citizens Bank of Tolono, and the assets of Community Bank of Mahomet subject to its liabilities were merged into Busey Bank as of November 16, 1991. Busey Bank of McLean County was merged into Busey Bank as of January 1, 1996. Busey Business Bank was formed on January 12, 1998, and merged into Busey Bank as of October 30, 1998.

[2]	Acquired as a subsidiary of Eagle BancGroup, Inc. as of October 29, 1999. Merged into Busey Bank, N.A. February 17, 2006.

[3]	Acquired as a subsidiary of First Capital Bankshares Inc., as of June 1, 2004.

[4]	Merged into Busey Bank on May 20, 2005.

[5]	Acquired as a subsidiary of Tarpon Coast Bancorp on July 29, 2005, which was merged with Busey Bank Florida on February 17, 2006. On the same date, the merged bank name changed to Busey Bank, N. A.

[6]	Formed as a subsidiary of First Busey Corporation on March 18, 1999.

[7]	Reactivated as a subsidiary of First Busey Corporation as of January 1, 1997. Real estate and certain other assets previously carried on the parent company and subsidiary balance sheets were transferred to subsidiary as of that date.
Busey Bank and Busey Bank Florida are the only subsidiaries that have contributed at least 10% of the Corporation’s consolidated net income in at least one of the last three years.

Executive Summary
First Busey Corporation recognized net income of $28,888,000 or $1.35 per share on a fully-diluted basis in 2006, as compared to net income of $26,934,000 or $1.29 per share on a fully diluted basis in 2005. This growth is due largely to growth in net interest income and other income, partially offset by modest growth in operating expenses. The growth in net interest income is a result of balance sheet growth combined with relatively higher interest rates. The higher interest rates paid for deposits offset a portion of the growth in interest income. The increase in other income is largely due to increased security gains. Operating expenses were higher in 2006 than in prior years, due primarily to the June 2004, acquisition of First Capital Bank and the July 2005, acquisition of Tarpon Coast National Bank.
First Busey ended 2006 with $2.5 billion in total assets, which include $2.0 billion at Busey Bank and $449 million at Busey Bank, N.A. First Busey consolidated loans at December 31, 2006 approached $2.0 billion while deposits exceeded $2.0 billion. The growth in loans and deposits is partially attributable to interest rate environment in 2006. Loan growth continued to be positive as long-term interest rates remained low throughout 2006. Deposit growth was driven by the interest-bearing deposit products as our customers found the rising yields on these products to be an attractive investment.
On September 20, 2006, First Busey entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and between First Busey and Main Street Trust, Inc., with First Busey surviving the Merger. Under the terms of the Merger Agreement, Main Street shareholders will receive 1.55 shares of common stock of First Busey for each share of common stock of Main Street (the “Exchange Ratio”) owned by the shareholder, with cash to be paid in lieu of fractional shares of First Busey common stock. The combined entity is projected to have assets in excess of $4 billion and a market capitalization in excess of $800 million. The Merger Agreement has been approved by the Board of Directors and the majority of shareholders of First Busey and Main Street, and is subject to certain regulatory approvals, the receipt by Main Street and First Busey of opinions that the Merger will qualify as a tax-free transaction, and customary closing conditions. First Busey expects the merger of the holding companies to occur during the second quarter of 2007. The merger of Main Street Bank and Trust into Busey Bank will take place following the merger of the holding companies.
First Busey opened three new banking centers during the summer of 2006. Busey Bank expanded its presence in the Bloomington-Normal market of McLean County in Illinois by constructing a new branch location in Normal. This 3,500 square foot facility has been designed to service retail customer transactions efficiently in a customer-friendly environment. Busey Bank, N.A. opened two new branches during 2006. The 14,000 square-foot two-story Cape Coral branch is a full-service banking center featuring mortgage, commercial, and retail lending products. The 2,300 square-foot Fort Myers, Florida branch is a smaller branch location focusing on retail customer transactions.
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
At the close of business on February 17, 2006, First Busey merged Busey Bank Florida into Tarpon Coast National Bank, forming Busey Bank, National Association (“Busey Bank, N.A.”). While branches in Fort Myers and Cape Coral converted to the name Busey Bank, N.A. in February, 2006, branches in Charlotte and Sarasota Counties continued to operate under the Tarpon Coast National Bank name until January 1, 2007, at which time all branches in Florida are operating under the Busey brand.

Results of Operations — Three Years Ended December 31, 2006
Summary
First Busey Corporation reported net income of $28,888,000 in 2006, up 7.3% from $26,934,000 in 2005, which itself represented an increase of 20.0% from $22,454,000 in 2004. Diluted earnings per share in 2006 increased 4.7% to $1.35 from $1.29 in 2005, which was an 18.3% increase from $1.09 in 2004. The main factors contributing to the increase in net income during 2006 were growth in the consolidated net interest margin and security gains, offset by increases in operating costs.
Security gains after the related tax benefits were $2,137,000 or 7.4% of net income in 2006. Security losses after the related tax benefits were $33,000 or 0.1% of net income in 2005, and $827,000 or 3.7% of net income in 2004. Busey Bank owns a position in a bank-qualified equity security with substantial appreciated value. The Bank’s Board has authorized the orderly liquidation of this security over an extended time period.
The Corporation’s return on average assets was 1.23%, 1.28% and 1.28% for 2006, 2005, and 2004, respectively, and return on average equity was 16.52%, 17.97%, and 17.23% for 2006, 2005, and 2004, respectively.
Earning Assets, Sources of Funds, and Net Interest Margin
Average earning assets increased $218,582,000 or 11.2% to $2,170,446,000 in 2006 as compared to $1,951,864,000 in 2005. This growth is due primarily to the increase in average balance of loans. Interest-bearing liabilities averaged $1,910,218,000 for the year ended December 31, 2006, an increase of $193,162,000 or 11.2% from the average balance of $1,717,056,000 for 2005. The increase is primarily attributable to the growth in interest-bearing deposits. The increases also reflect a full year of balances from the July, 2005, addition of Tarpon Coast National Bank.
Interest income, on a tax equivalent basis increased $30,551,000 or 25.9% to $148,481,000 in 2006 from $117,930,000 in 2005, which was an increase of $30,704,000 or 35.2% from the $87,226,000 in interest income earned in 2004. Interest income grew in 2006 primarily due to growth in the average balance of outstanding loans. Increased yields across all categories, except other securities, was a significant factor contributing to the increase in interest income. The Corporation’s yield on average earning assets was 6.84% in 2006 compared to 6.04% in 2005 and 5.32% in 2004.
Interest expense increased during 2006 by $24,509,000 or 54.1% to $69,851,000 from $45,342,000 in 2005, which was an increase of $15,301,000 or 50.9% from the $30,041,000 interest expense in 2004. The increase in interest expense was due primarily to deposit growth and increased deposit rates in 2006. An overall increase in interest rates across all borrowings was a significant factor in the growth of interest expense. The average rate paid on interest-bearing liabilities was 3.66% in 2006 compared to 2.64% in 2005 and 2.08% in 2004.
Net interest income, on a tax-equivalent basis, increased 8.3% in 2006 to $78,630,000 from $72,588,000 in 2005, which reflected a 26.9% increase from $57,185,000 in 2004. Net interest margin, the Corporation’s net interest income expressed as a percentage of average earning assets stated on a tax equivalent basis, decreased to 3.62% during 2006, from 3.72% in 2005, which had increased from 3.49% in 2004. The net interest margin expressed as a percentage of average total assets, also on a tax equivalent basis, was 3.35% in 2006, compared to 3.45% in 2005, and 3.25% in 2004.
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

The Corporation’s provision for loan losses was $1,300,000 during 2006 compared to $3,490,000 in 2005. The decrease in provision expense during 2006 is reflective of management’s interpretation of the current risk in the loan portfolio as compared to the allowance for loan losses. During 2005, the Corporation added a significant amount to the allowance for loan losses due primarily to two significant credits and the short-term construction lending program in the Florida market. One of the significant credits has experienced substantial improvement and the Corporation has reduced the short-term construction lending program significantly without experiencing the level of losses anticipated during 2005. Non-accrual loans and loans 90-days past due and still accruing increased 31.5% to $7,765,000 in 2006 from $5,903,000 in 2005. The increase in non-accrual loans 90 days past due is due primarily to the construction lending program loans remaining in the Corporation’s loan portfolio. The Corporation ceased issuing new loans under the construction lending program in 2005. The provision and net charge-offs of $902,000 resulted in the allowance for loan losses representing 1.21% of total outstanding loans and 304% of non-performing loans as of December 31, 2006, as compared to the allowance representing 1.33% of outstanding loans and 393% of non-performing loans as of December 31, 2005.
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
Other Income
Other income increased $4,924,000 or 20.9% to $28,461,000 in 2006 from $23,537,000 in 2005, which reflected a decrease of 1.06% or $253,000 from $23,790,000 in 2004. The variability in other income is due primarily to changes in the level of gains and losses recognized on the sale of investment securities and other service charges and fees. First Busey Corporation recognized gains of $3,563,000 and losses of $16,000 for a net gain of $3,547,000 on the sale of securities. These gains were recognized in order to reposition the investment portfolio for better performance under current interest-rate conditions, to restructure maturities of certain securities to better meet the Corporation’s liquidity needs and to carry out an orderly liquidation of a certain security. These gains on the sale of securities represented 12.5% of other income during 2006. During the 2005 and 2004, the Corporation recognized net security losses of $54,000 and net security gains $1,373,000 respectively.
In 2006, the Corporation recognized gains of $2,443,000 on the sale of $177,139,000 in mortgage loans compared to $2,571,000 on the sale of $176,241,000 in loans in 2005 and $2,689,000 on the sale of $182,368,000 in loans in 2004. The interest-rate environment and debt markets have strong influence on the level of mortgage loan origination and sales volumes.
Additional components of other income were service charge and other fee income, trust fees, and brokerage commissions. Service charges and other fees totaled $11,088,000 (39.0%), $10,213,000 (43.4%), and $9,876,000 (41.5%) in 2006, 2005, and 2004, respectively. Trust revenues, which are directly related to the total value of trust assets under care and are thus influenced by changes in the equity and bond markets, were $6,020,000, $5,752,000, and $5,339,000 in 2006, 2005, and 2004 respectively. Commissions and brokerage fees were $2,653,000 in 2006, compared to $2,327,000 and $2,335,000 in 2005 and 2004, respectively. Remaining other income decreased 0.7% or $18,000 to $2,710,000 in 2006 from $2,728,000 in 2005 which was an increase of 25.3% or $550,000 from $2,178,000 in 2004. Other income includes $883,000 on the increase in the cash surrender value of bank owned life insurance during 2006, compared to $796,000 in 2005 and $798,000 in 2004.
First Busey services loans for the benefit of others. Generally, the Corporation services loans which have been originated by First Busey staff and then sold to others. The Corporation recognized net servicing income of $469,000 in 2006, $344,000 in 2005 and $243,000 in 2004.

Other Expenses
Operating expenses increased 17.6% or $8,972,000 to $60,087,000 in 2006 from $51,115,000 in 2005, which had increased by 18.6% or $8,030,000 from $43,085,000 in 2004. As a percentage of total income, other expenses were 34.4%, 36.6%, and 39.3% in 2006, 2005, and 2004, respectively.
Employee-related expenses, including salaries and wages and employee benefits, increased by 21.5% or $6,123,000 to $34,611,000 in 2006 from $28,488,000 in 2005, which had increased by $4,662,000 from $23,826,000 in 2004. When expressed as a percentage of average assets, employee-related expenses were 1.48%, 1.36%, and 1.36% in 2006, 2005, and 2004, respectively. The Corporation had 640, 608, and 548 full-time equivalent employees at December 31, 2006, 2005, and 2004, respectively. The increase in salaries and wages in 2006 is primarily related to a full year of employee-related expenses from the July 2005, acquisition of Tarpon Coast National Bank. Additionally, the Corporation retired the debt associated with its leveraged Employee Stock Ownership Plan (ESOP), which was the primary reason for the significant increase in the employee benefits expense. Following the ESOP debt retirement, all unallocated shares of the plan were allocated to plan participants. In addition to the complete allocation, all ESOP participants’ accounts became fully vested. The increase in employee-related expenses in 2005 compared to 2004 is related to the addition of associates of Tarpon Coast National Bank and a full year of employee-related expenses from the June 2004, acquisition of First Capital Bank.
Occupancy expense increased 11.9% or $545,000 to $5,121,000 in 2006, from $4,576,000 in 2005 from $3,921,000 in 2004. These increases are primarily due to the three additional branches opened during 2006 and the additions of Tarpon Coast National Bank and First Capital Bank.
Other expenses increased 15.6% or $1,681,000 to $12,447,000 in 2006 from $10,766,000 in 2005, which had increased 14.7% or $1,378,000 from $9,388,000 in 2004. The increase in other operating expenses in both 2006 and 2005 is due primarily to the acquisitions previously discussed. Higher marketing costs related to consumer programs also contributed to the increase during 2006. Lower expenses associated with owning and operating the banks’ inventory of other real estate owned (“ORE expense”) partially offset the increase associated with these acquisitions in 2005.
Income Taxes
Income tax expense in 2006 was $14,701,000 as compared to $12,960,000 in 2005 and $11,224,000 in 2004. The provision for income taxes as a percent of income before income taxes was 33.7%, 32.5% and 33.3% for 2006, 2005, and 2004, respectively.
Balance Sheet — December 31, 2006 and December 31, 2005
Total assets on December 31, 2006, were $2,509,514,000, an increase of 10.9% or $246,092,000 from $2,263,422,000 on December 31, 2005. The increase in assets was driven primarily by loan growth. Total loans, net of unearned interest, increased 11.9% or $207,765,000 to $1,956,927,000 on December 31, 2006, as compared to $1,749,162,000 on December 31, 2005. Busey Bank generated net loan growth of $188,466,000 and Busey Bank N.A. generated net loan growth $22,179,000 during 2006. Loan growth was driven by an ongoing focus on growth in our core markets combined with a low interest-rate environment for borrowers, offset by the reduction in loans resulting from termination of the short-term construction lending program in our southwest Florida market in 2005. Securities available for sale increased $34,371,000 or 10.4% to $365,608,000 at December 31, 2006 from $331,237,000 at December 31, 2005.
Total deposits increased 11.4% or $205,440,000 to $2,014,839,000 on December 31, 2006, as compared to $1,809,399,000 on December 31, 2005. Non-interest bearing deposits decreased 7.1% or $18,730,000 during 2006. Interest-bearing deposits increased 14.5% or $224,170,000 during 2006. Increases in deposit yields resulted in customers moving into interest-bearing deposits, leading to the decline in noninterest bearing deposits and growth in interest-bearing deposits. Of the increase in interest-bearing deposits, time deposits accounted for $148,854,000 of the increase, representing a 20.3% increase in the category from 2005.

Total stockholders’ equity increased 9.2% or $15,560,000 to $185,274,000 on December 31, 2006, as compared to $169,714,000 on December 31, 2005. The growth in total equity was due primarily to $15,227,000 in current year earnings retained in the Corporation and the full allocation of the leveraged shares in the Corporation’s ESOP. These increases were partially offset by the decline in net unrealized gains on securities available for sale combined with the increase in treasury stock. Treasury shares are anticipated to be used in future years as participants exercise outstanding options under the Corporation’s stock option plan which is discussed in Note 16 of the Corporation’s consolidated financial statements.
A. Earning Assets
The average interest-earning assets of the Corporation were 92.6%, 92.9%, and 93.4% of average total assets for the years ended December 31, 2006, 2005, and 2004 respectively.
B. Investment Securities
The Corporation has classified all investment securities as securities available for sale. These securities are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs. Securities available for sale are carried at fair value. As of December 31, 2006, the fair value of these securities was $365,608,000 and the amortized cost was $356,489,000. There were $10,081,000 of gross unrealized gains and $962,000 of gross unrealized losses for a net unrealized gain of $9,119,000. The after-tax effect of $5,494,000 of this unrealized gain has been included in stockholders’ equity. The decrease in market value for the debt securities in this classification was a result of increasing interest rates.
The composition of securities available for sale is as follows:

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and Agencies	$228,612	$202,924	$249,150	$150,898	$158,324
Obligations of states and political Subdivisions	85,453	82,057	51,768	48,235	51,434
Mortgage-backed securities	25,230	16,837	23,170	—	—
Corporate debt securities	3,294	2,926	2,220	4,265	3,746
Mutual funds and other equity securities	23,019	26,493	25,948	21,335	20,326

Fair value of securities available for sale	$365,608	$331,237	$352,256	$224,733	$233,830

Amortized cost	$356,489	$319,151	$337,037	$209,482	$216,801

Fair value as a percentage of amortized cost	102.56%	103.79%	104.52%	107.28%	107.85%

The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2006 are:

			Due after 1 year		Due after 5 years		Due after
	Due in 1 year or less		through 5 years		through 10 years		10 years
		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average
Investment Securities[1]	Value	Yield	Value	Yield	Value	Yield	Value	Yield
				(dollars in thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$158,757	4.35%	$69,537	5.10%	$319	1.88%	$—	—%
Obligations of states and political subdivisions [2]	9,119	7.22%	29,247	6.27%	32,169	5.70%	14,918	6.13%
Mortgage-backed securities	—	—%	17	5.62%	18,110	5.36%	7,103	5.12%
Corporate debt securities	495	4.35%	2,612	4.77%	186	5.04%	—	—%

Total	$168,371	4.51%	$101,413	5.43%	$50,784	5.55%	$22,021	5.80%

[1]	Excludes mutual funds and other equity securities.

[2]	On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2006)
U.S. government and agency securities as a percentage of total securities increased to 62.5% at December 31, 2006, from 61.3% at December 31, 2005, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities increased to 23.4% at December 31, 2006, from 24.8% at December 31, 2005. The mix between U.S. Treasury and agency securities and obligations of state and political sub-divisions is partially based upon an analysis of tax-adjusted yields. Additional factors held constant, such as duration and regulatory, the Corporation will invest in the security that allows for the highest yield on a tax-equivalent basis.
Loan Portfolio
Loans, including loans held for sale, before allowance for loan losses, increased 11.9% to $1,956,927,000 as of December 31, 2006 from $1,749,162,000 at December 31, 2005. A significant portion of the overall loan growth occurred in real estate construction loans which grew 35.3% or $122,023,000 to $467,477,000 at December 31, 2006, compared to $345,454,000 at the end of 2005. The growth in real estate construction loans was primarily a result of continued focus on growth in the southwest Florida market. The net growth in real estate construction was offset by a decline in the category due to the termination of short-term construction lending program in Florida.
The Corporation also experienced significant growth in non-farm nonresidential mortgages, which increased 8.8% or $41,560,000 to $512,339,000 at December 31, 2006 from $470,779,000 at the end of 2005. Also, 1-to-4 family residential real estate mortgage loans (not held for sale) increased $14,277,000, or 2.8%, to $531,462,000 as of December 31, 2006, from $517,185,000 at December 31, 2005.
The Corporation has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $555,358,000 as of December 31, 2006.
The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $637,883,000 and $575,281,000 as of December 31, 2006 and 2005, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation’s credit loss experience on its loan portfolio as a whole.

The composition of loans is as follows:

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Commercial and financial	$224,271	$219,134	$216,290	$138,272	$118,004
Agricultural	22,692	23,433	25,224	22,300	22,034
Real estate-farmland	16,237	10,188	11,750	11,890	13,421
Real estate-construction	467,539	345,454	235,547	168,141	129,872
Real estate-mortgage	1,186,635	1,104,798	923,291	790,089	761,901
Installment loans to individuals	39,553	46,155	63,798	61,704	55,811

Loans	$1,956,927	$1,749,162	$1,475,900	$1,192,396	$1,101,043

The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2006

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
		(dollars in thousands)
Commercial, financial and agricultural	$140,513	$60,125	$46,325	$246,963
Real estate-construction	260,917	162,254	44,368	467,539

Total	$401,430	$222,379	$90,693	$714,502

Interest rate sensitivity of selected loans
Fixed rate	$118,284	$62,164	$25,635	$206,083
Adjustable rate	283,146	160,215	65,058	508,419

Total	$401,430	$222,379	$90,693	$714,502

Allowance for Loan Losses
The following table shows activity affecting the allowance for loan losses:

	Years ended December 31
	2006	2005	2004	2003	2002
	(dollars in thousands)
Average loans outstanding during Period	$1,832,800	$1,604,198	$1,355,487	$1,118,667	$1,015,073

Allowance for loan losses:
Balance at beginning of period	$23,190	$19,217	$16,228	$15,460	$13,688

Loans charged-off:
Commercial, financial and Agricultural	$372	$152	$1,782	$2,123	$775
Real estate-construction	205	—	48	—	76
Real estate-mortgage	295	628	141	172	659
Installment loans to individuals	264	160	216	220	319

Total charge-offs	$1,136	$940	$2,187	$2,515	$1,829

Recoveries:
Commercial, financial and agricultural	$50	$133	$57	$69	$349
Real estate-construction	6	—	—	—	—
Real estate-mortgage	82	7	28	6	26
Installment loans to individuals	96	75	117	150	101

Total recoveries	$234	$215	$202	$225	$476

Net loans charged-off	$902	$725	$1,985	$2,290	$1,353

Provision for loan losses	$1,300	$3,490	$2,905	$3,058	$3,125

Net additions due to acquisition	$—	$1,208	$2,069	$—	$—

Balance at end of period	$23,588	$23,190	$19,217	$16,228	$15,460

Ratios:
Net charge-offs to average loans	0.05%	0.05%	0.15%	0.20%	0.13%

Allowance for loan losses to total loans at period end	1.21%	1.33%	1.30%	1.36%	1.40%

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2006		2005		2004		2003		2002
		% of		% of		% of				% of
		Loans		Loans		Loans		% of Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial, financial, agricultural and real estate-farmland	$3,160	13.5%	$4,221	14.4%	$4,337	17.2%	$2,295	14.5%	$2,143	13.9%
Real estate-construction	6,547	28.0%	5,743	19.8%	27	16.0%	—	14.1%	—	11.8%
Real estate-mortgage	13,248	56.6%	12,455	63.2%	13,053	62.5%	12,752	66.2%	12,451	69.2%
Installment loans to individuals	441	1.9%	268	2.6%	481	4.3%	821	5.2%	779	5.1%
Unallocated	192	N/A	503	N/A	1,319	N/A	360	N/A	87	N/A

Total	$23,588	100.0%	$23,190	100.0%	$19,217	100.0%	$16,228	100.0%	$15,460	100.0%

This table indicates growth in the allowance for loan losses for real estate construction as of December 31, 2006, as compared to December 31, 2005. This increase is due primarily to growth in the non-performing assets and outstanding balances in this loan category.

Non-performing Loans
It is management’s policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due. Such loans may continue on accrual status only if they are both well-secured and in the process of collection.
The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

	Years ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Non-accrual loans	$5,763	$4,483	$1,523	$2,638	$1,265
Loans 90 days past due and still accruing	2,002	1,420	2,141	581	963
Restructured loans	—	—	—	—	—

Total non-performing loans	$7,765	$5,903	$3,664	$3,219	$2,228

Repossessed assets	$720	$236	$4,212	$4,781	$5,724
Other assets acquired in satisfaction of debts previously contracted	1	1	23	10	1

Total non-performing other assets	$721	$237	$4,235	$4,791	$5,725

Total non-performing loans and non- performing other assets	$8,486	$6,140	$7,899	$8,010	$7,953

Non-performing loans to loans, before allowance for loan losses	0.40%	0.34%	0.25%	0.27%	0.20%

Non-performing loans and non-performing other assets to loans, before allowance for loan losses	0.44%	0.35%	0.54%	0.67%	0.72%

The ratio of non-performing loans and non-performing other assets to loans, before allowance for loan losses, increased to 0.44% as of December 31, 2006 from 0.35% as of December 31, 2005, due to increases across all categories of non-performing assets. The increases are due primarily to remaining loans from the short-term construction lending program in the southwest Florida market. Additionally, the central Illinois market experienced an increase across all non-performing loan categories in single family residential mortgages.
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
The gross interest income that would have been recorded in the years ended December 31, 2006, 2005 and 2004 if the non-accrual loans had been current in accordance with their original terms was $921,000, $380,000, and $307,000, respectively. The amount of interest collected on those loans that was included in interest income was $151,000 for the year ended December 31, 2006, $250,000 for the year ended December 31, 2005, $28,000 for the year ended December 31, 2004.

Potential Problem Loans
Potential problem loans are those loans which are not categorized as impaired, non-accrual, 90-days past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses. Potential problem loans totaled $11,875,000 at December 31, 2006 and $11,691,000 at December 31, 2005. Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts. Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Management is not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.
Other Interest-bearing Assets
No other interest-bearing assets are categorized as impaired.
Deposits
As indicated in the following table, average non-interest-bearing deposits as a percentage of average total deposits decreased to 13.0% for the year ended December 31, 2006, from 13.3% for the year ended December 31, 2005, which was an increase from 12.5% for the year ended December 31, 2004. The decline in non-interest bearing deposits in 2006 from 2005 reflects the increasing rate environment for deposits during 2006.

	December 31,
	2006			2005			2004
	(dollars in thousands)
	Average		Average	Average		Average	Average		Average
	Balance	% Total	Rate	Balance	% Total	Rate	Balance	% Total	Rate

Non-interest bearing demand deposits	$242,707	13.0%	0.00%	$221,632	13.3%	0.00%	$175,463	12.5%	0.00%
Interest bearing demand deposits	70,365	3.7%	2.25%	42,150	2.5%	1.00%	26,917	1.9%	0.70%
Savings/Money Market	764,967	41.0%	2.57%	714,891	42.8%	1.49%	622,660	44.4%	0.78%
Time deposits	789,019	42.3%	4.28%	691,790	41.4%	3.30%	578,808	41.2%	2.83%

Total	$1,867,058	100.0%	2.95%	$1,670,463	100.0%	2.03%	$1,403,848	100.0%	1.53%

Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2006 had the following maturities (dollars in thousands):

Under 3 months	$115,318
3 to 6 months	80,022
6 to 12 months	59,899
Over 12 months	43,167

Total	$298,406

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

		Securities sold
	Federal funds	under agreements to	Other short-term
	purchased	repurchase	borrowings
	(dollars in thousands)
2006
Balance, December 31, 2006	$6,300	$48,470	$25,000
Weighted average interest rate at end of period	5.44%	4.09%	5.31%
Maximum outstanding at any month end	$46,500	$58,104	$25,000
Average daily balance	$18,465	$50,642	$3,267
Weighted average interest rate during period [1]	5.40%	3.65%	5.08%

2005
Balance, December 31, 2005	$7,885	$42,228	$—
Weighted average interest rate at end of period	4.62%	2.79%	0.00%
Maximum outstanding at any month end	$32,000	$53,369	$9,000
Average daily balance	$9,865	$44,998	$4,112
Weighted average interest rate during period [1]	2.37%	2.10%	2.44%

2004
Balance, December 31, 2004	$—	$41,558	$11,250
Weighted average interest rate at end of period	0.00%	1.31%	1.86%
Maximum outstanding at any month end	$29,400	$49,645	$17,250
Average daily balance	$5,010	$26,864	$9,293
Weighted average interest rate during period [1]	1.28%	1.25%	1.70%

[1]	The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

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
The Corporation’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Corporation’s operating, investing, lending, and financing activities during any given period. Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Cash and due from banks	$53,020	$49,865	$45,905
Interest-bearing bank deposits	488	1,394	3,359
Federal funds sold	6,923	21,291	15,844

Total	$60,431	$72,550	$65,108

Percent of average total assets	2.6%	3.5%	3.7%

The Corporation’s primary sources of funds consist of investment maturities and sales, loan principal repayments, deposits, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation has an operating line in the amount of $10,000,000, all of which was available as of December 31, 2006 and 2005. Long-term liquidity needs will be satisfied primarily through the retention of capital funds.
An additional source of liquidity that can be managed for short-term and long-term needs is the Corporation’s ability to securitize or package loans (primarily mortgage loans) for sale. During 2006, the Corporation originated $181,658,000 and sold $177,139,000 in mortgage loans held for sale compared to originations of $178,404,000 and sales of $176,241,000 in 2005, and originations of $159,560,000 and sales of $182,368,000 in 2004. As of December 31, 2006 and 2005, the Corporation held $16,256,000 and $11,737,000 in loans held for sale, respectively.
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
On July 29, 2005, First Busey Corporation acquired Tarpon Coast National Bank through the acquisition of its parent company Tarpon Coast Bancorp, Inc. Tarpon shareholders received $16,778,000 in First Busey common stock and $19,131,000 in cash consideration. First Busey funded the cash portion of this transaction by issuing $10,000,000 in trust preferred securities through First Busey Statutory Trust III and by drawing on its commercial loan at JPMorgan Chase, N.A. The arrangement is a note, in the amount of $42,000,000, which matures in June, 2011, and carries interest at LIBOR plus 1.15%. During 2006, the Corporation paid down $12,000,000 on the note, leaving a $30,000,000 balance as of December 31, 2006.
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
The Corporation’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of December 31, 2006 and 2005, the Corporation had outstanding loan commitments including lines of credit of $536,763,000, and $559,847,000 respectively. The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon. The Corporation anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
The Corporation has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases. The following table summarizes significant contractual obligations and other commitments as of December 31, 2006.

				Junior
				Subordinated
		Short- and		Debt Owed to
	Certificates of	Long-term	Operating	Unconsolidated
	Deposit	Borrowing	Leases	Trusts	Total
	(dollars in thousands)
2007	$677,278	$43,825	$1,058	$—	$722,161
2008	99,026	30,000	904	—	129,930
2009	57,326	10,000	279	—	67,605
2010	29,144	25,500	127	—	54,771
2011	19,405	53,325	24	—	72,754
Thereafter	425	19,000	129	55,000	74,554

Total	$882,604	$181,650	$2,521	$55,000	$1,121,775

Commitments to extend credit					$536,763

Net cash flows provided by operating activities totaled $29,283,000, $30,309,000 and $48,603,000 in 2006, 2005 and 2004, respectively. Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, deferred income taxes, security gains and activities related to the origination and sale of mortgage loans held for sale. Operating cash flows decreased during 2006 and 2005 relative to 2004 due primarily to lower mortgage loan sale activity. Net cash used in mortgage loans originated totaled $2,076,000 in 2006. Net cash provided by mortgage loans totaled $408,000 in 2005 and $25,497,000 in 2004.

Net cash used by investing activities totaled $241,017,000, $126,222,000 and $273,586,000 in 2006, 2005, and 2004, respectively. Significant activities affecting cash flows from investing activities are those activities associated with managing the Corporation’s investment portfolio, loans held in the Corporation’s portfolio, and subsidiary or business unit acquisition activities. In 2006, First Busey’s proceeds from the sales and maturities of investment securities classified as available-for-sale totaled $135,147,000, and the Corporation purchased $166,606,000 in securities resulting in net cash used by securities activity of $31,459,000. In 2005, First Busey’s proceeds from the sales and maturities of securities classified as available-for-sale totaled $218,304,000, and the Corporation purchased $178,151,000 in securities resulting in net cash provided by securities activity of $40,153,000. In 2004, sales and maturities totaled $195,885,000 and purchases totaled $271,763,000, resulting in net cash used by securities activity of $75,878,000. Net loan portfolio growth totaled $205,276,000, $156,573,000, and $156,755,000, in 2006, 2005, and 2004, respectively. In July 2005, First Busey purchased the outstanding shares of Tarpon Coast Bancorp, Inc., resulting in the net use of $12,392,000. During June 2004, the Corporation purchased the outstanding shares of First Capital Bankshares resulting in the net use of $35,990,000.
Net cash provided by financing activities was $214,093,000, $108,879,000, and $220,577,000 in 2006, 2005, 2004, respectively. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt. Deposits, which are the Corporation’s primary funding source, grew $205,440,000 in 2006, $111,147,000 in 2005, and $155,143,000 in 2004. The Corporation has increased its use of short-term and long-term advances from the Federal Home Loan Banks of Chicago to fund growth in loan and investment balances. The Corporation issued junior subordinated debt in June 2006, to redeem an existing junior suboridinated debt issuance and repay certain indebtedness. During 2005, junior subordinated debt was issued and as well an increase in long-term debt to fund the July 2005, acquisition of Tarpon Coast Bancorp, Inc. and June 2004, acquisition of First Capital Bankshares, Inc.
Capital Resources
Other than from the issuance of common stock, the Corporation’s primary source of capital is net income retained by the Corporation. During the year ended December 31, 2006, the Corporation earned $28,888,000 and paid dividends of $13,661,000 to stockholders, resulting in the retention of current earnings of $15,227,000.
The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%. As of December 31, 2006, the Corporation had a total capital to total risk-weighted asset ratio of 10.49%, a Tier 1 capital to risk-weighted asset ratio of 9.07% and a Tier 1 leverage ratio of 7.38%; Busey Bank had ratios of 10.70%, 9.33%, and 7.67%, respectively. Busey Bank N.A. had ratios of 13.97%, 12.71%, and 9.74%, respectively. As these ratios indicate, the Corporation and its bank subsidiaries exceed the regulatory capital guidelines.
Regulatory Considerations
In accordance with Federal Reserve Board regulations in effect on December 31, 2005, First Busey is allowed, for regulatory purposes, to include all $55,000,000 of the outstanding cumulative trust preferred securities in Tier 1 capital (as defined by regulation). In March, 2005, the Federal Reserve Board issued final regulations allowing for the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, but with further restrictions on the amount of trust preferred securities and other restricted core capital elements that may be included in Tier 1 capital. The final rule allows for a transition period to March 31, 2009, for application of the new limits. If those limitations had been in effect at December 31, 2006, First Busey would have been allowed to include approximately $41,798,000 of the cumulative trust preferred securities in Tier 1 capital; the remainder would be included in Tier 2 capital. The Corporation would have exceeded all regulatory minimum capital ratios if the newly adopted regulations had been in effect on December 31, 2006.

New Accounting Pronouncements
Effective January 1, 2006, the Corporation adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R) . Results for prior periods have not been restated.
Information relating to additional new accounting pronouncements appears in Note 1 in the Notes to the consolidated financial statements.
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
The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest rates:

	Years Ended December 31,
	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$488	$24	4.92%	$1,394	$43	3.08%	$3,359	$46	1.37%
Federal funds sold	6,923	349	5.04%	21,291	564	2.65%	15,844	272	1.72%
Investment securities:
U.S. Treasuries and Agencies	199,891	8,103	4.05%	213,287	6,449	3.02%	172,812	4,533	2.62%
Obligations of states and political subdivisions[1]	84,973	5,077	5.97%	63,436	3,742	5.90%	49,863	2,985	5.99%
Other securities	45,371	1,729	3.81%	48,258	1,844	3.82%	42,839	1,631	3.81%
Loans (net of unearned (discount)[1,2]	1,832,800	133,199	7.27%	1,604,198	105,288	6.56%	1,355,487	77,759	5.74%

Total interest-earning assets[1]	$2,170,446	$148,481	6.84%	$1,951,864	$117,930	6.04%	$1,640,204	$87,226	5.32%

Cash and due from banks	53,020			49,865			45,905
Premises and equipment	40,431			31,203			24,553
Allowance for loan losses	(23,454)			(21,050)			(17,716)
Other assets	104,109			90,204			63,900

Total assets	$2,344,552			$2,102,086			$1,756,846

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$70,365	$1,582	2.25%	$42,150	$420	1.00%	$26,917	$188	0.70%
Savings deposits	109,596	1,002	0.91%	116,978	867	0.74%	111,796	704	0.63%
Money market deposits	655,371	18,695	2.85%	597,913	9,803	1.64%	510,864	4,149	0.81%
Time deposits	789,019	33,767	4.28%	691,790	22,849	3.30%	578,808	16,395	2.83%
Short-term borrowings:
Federal funds purchased	18,465	997	5.40%	9,865	234	2.37%	5,010	64	1.28%
Securities sold under agreements to repurchase	50,642	1,848	3.65%	44,998	945	2.10%	26,864	335	1.25%
Other	3,267	166	5.08%	4,112	100	2.44%	9,293	158	1.70%
Long-term debt	160,801	7,734	4.81%	163,865	6,669	4.07%	136,513	5,372	3.94%
Junior subordinated debt issued to unconsolidated trusts	52,692	4,060	7.71%	45,385	3,455	7.61%	35,385	2,676	7.56%

Total interest-bearing liabilities	$1,910,218	$69,851	3.66%	$1,717,056	$45,342	2.64%	$1,441,450	$30,041	2.08%

Net interest spread			3.18%			3.40%			3.24%

Demand deposits	242,707			221,632			175,463
Other liabilities	16,803			13,538			9,577
Stockholders’ equity	174,824			149,860			130,356

Total liabilities and stockholders’ equity	$2,344,552			$2,102,086			$1,756,846

Interest income/earning assets[1]	$2,170,446	$148,481	6.84%	$1,951,864	$117,930	6.04%	$1,640,204	$87,226	5.32%
Interest expense/earning assets	$2,170,446	$69,851	3.22%	$1,951,864	$45,342	2.32%	$1,604,204	$30,041	1.83%

Net interest margin[1]		$78,630	3.62%		$72,588	3.72%		$57,185	3.49%

1 On a tax-equivalent basis, assuming a federal income tax rate of 35%
2 Non-accrual loans have been included in average loans, net of unearned discount

Changes in Net Interest Income:

	Years Ended December 31, 2006, 2005, and 2004
	Year 2006 vs. 2005 Change due to1			Year 2005 vs. 2004 Change due to1
	Average	Average	Total	Average	Average
	Volume	Yield/Rate	Change	Volume	Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(39)	$20	$(19)	$3	$(6)	$(3)
Federal funds sold	(613)	398	(215)	113	179	292
Investment securities:
U.S. Treasuries and Agencies	(414)	2,068	1,654	1,160	756	1,916
Obligations of state and political subdivisions[2]	1,276	59	1,335	800	(43)	757
Other securities	(110)	(5)	(115)	207	6	213
Loans[2]	15,233	12,678	27,911	15,419	12,110	27,529

Change in interest income[2]	$15,333	$15,218	$30,551	$17,702	$13,002	$30,704

Increase (decrease) in interest expense:
Interest bearing transaction deposits	$404	$758	$1,162	$132	$100	$232
Savings deposits	(57)	192	135	34	129	163
Money market deposits	1,023	7,869	8,892	810	4,844	5,654
Time deposits	3,516	7,402	10,918	3,488	2,966	6,454
Federal funds purchased	310	453	763	91	79	170
Securities sold under agreements to repurchase	131	772	903	303	307	610
Other short-term borrowings	(24)	90	66	(260)	202	(58)
Long-term debt	(127)	1,192	1,065	1,108	189	1,297
Junior subordinated debt owed to unconsolidated trusts	563	42	605	761	18	779

Change in interest expense	$5,739	$18,770	$24,509	$6,467	$8,834	$15,301

Increase (decrease) in net interest income[2]	$9,594	$(3,552)	$6,042	$11,235	$4,168	$15,403

Percentage increase in net interest income over prior period			8.32%			26.9%

[1]	Changes due to both rate and volume have been allocated proportionally

[2]	On a tax-equivalent basis, assuming a federal income tax rate of 35%
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
The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset-liability committees and approved by the Corporation’s Board of Directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.
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
The following table sets forth the static rate-sensitivity analysis of the Corporation as of December 31, 2006.

	Rate Sensitive Within
				181 Days –
	1-30 Days	31-90 Days	91-180 Days	1 Year	Over 1 Year	Total
	(dollars in thousands)
Interest-bearing deposits	$271	$—	$—	$—	$—	$271
Investment securities
U.S. Treasuries and Agencies	38,074	55,714	43,623	21,345	69,856	228,612
States and political subdivisions	4,369	1,583	2,407	7,898	69,196	85,453
Other securities	14,831	1,153	1,972	3,877	29,710	51,543
Loans (net of unearned interest)	779,956	108,188	121,842	198,017	748,924	1,956,927

Total rate-sensitive assets	$837,501	$166,638	$169,844	$231,137	$917,686	$2,322,806

Interest-bearing transaction deposits	$89,467	$—	$—	$—	$—	$89,467
Savings deposits	100,789	—	—	—	—	100,789
Money market deposits	695,539	—	—	—	—	695,539
Time deposits	102,146	166,894	201,880	208,657	203,027	882,604
Federal funds purchased and repurchase agreements	54,770	—	—	—	—	54,770
Short-term borrowings	25,000	—	—	—	—	25,000
Long-term debt	31,000	7,000	8,825	4,000	105,825	156,650
Junior subordinated debt issued to unconsolidated trusts	—	25,000	—	—	30,000	55,000

Total rate-sensitive liabilities	$1,098,711	$198,894	$210,705	$212,657	$338,852	$2,059,819

Rate-sensitive assets less rate-sensitive liabilities	$(261,210)	$(32,256)	$(40,861)	$18,480	$578,834	$262,987

Cumulative Gap	$(261,210)	$(293,466)	$(334,327)	$(315,847)	$262,987

Cumulative amounts as a percentage of total rate-sensitive assets	-11.25%	-12.63%	-14.39%	-13.60%	11.32%

Cumulative Ratio	0.76	0.77	0.78	0.82	1.13

First Busey Corporation’s funds management policy requires the subsidiary banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods. As of December 31, 2006, the Banks and the Corporation, on a consolidated basis, are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $261.2 million in the 1-30 day repricing category as more liabilities were subject to repricing during that time period than assets were subject to repricing within that same time period. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 180 days. On a cumulative basis, however, the gap remains liability sensitive through one year. The composition of the gap structure as of December 31, 2006, indicates the Corporation would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.
The asset-liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. Other factors influence the effect of interest-rate fluctuations on the Corporation’s net interest margin. For example, a decline in interest rates may lead borrowers to repay their loans more rapidly which could mitigate some of the expected benefit of the decline in interest rates when negatively gapped. Conversely, a rapid rise in interest rates could lead to an increase in the net interest margin if the increased rates on loans and other interest-earning assets are higher than those on interest-bearing deposits and other liabilities.
The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, and + 200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability balances remain constant at December 31 balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a rising and declining rate environment. Utilizing this measurement concept the interest-rate risk of the Corporation, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates was as follows:

	Basis Point Changes
	-100	+100	+200
December 31, 2006	1.78%	(2.12%)	(4.11%)

December 31, 2005	(0.18%)	(0.45%)	(1.29%)
First Busey’s Funds Management Policy defines a targeted range of +/- 10% change in net interest margin in a 1-year time frame for interest rate shocks of +/- 100 basis points and +/- 200 basis points. As indicated in the table above, the Corporation is within this targeted range on a consolidated basis.

Item 8. Financial Statements and Supplementary Data
The financial statements are presented beginning on page 67.
Management’s Report on Internal Control Over Financial Reporting
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
Management has performed a comprehensive review, evaluation, and assessment of the Corporation’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework.”
Based on the assessment, management has determined that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective, based on the COSO criteria. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their report appearing on page 68.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2006, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant.
Please refer to Part I of this Form 10-K.
Board of Directors
Joseph M. Ambrose
Director since: 1993
Mr. Ambrose, age 49, is Vice President of Horizon Hobby, Inc., Champaign, Illinois, and has been since December 2005. Previously, Mr. Ambrose was a partner with Costigan & Wollrab, P.C., Bloomington, Illinois, from April 2004 until December 1, 2005. Mr. Ambrose was with Ambrose Law Offices, Ltd. from June 2003 until April 2004. Mr. Ambrose served as Executive Vice President of AFNI, Inc., Bloomington, Illinois from January 1999 until June 2003. Mr. Ambrose is considered “independent” under the rules of Nasdaq.
E. Phillips Knox
Director since: 1980
Mr. Knox, age 60, is an attorney with the firm Tummelson Bryan & Knox, Urbana, Illinois.
David L. Ikenberry
Director since: 2004
Mr. Ikenberry, age 46, is a Professor of Finance and Department Chair at the University of Illinois-Urbana and has been since June 2002. Previously, Mr. Ikenberry was an Associate Professor at Rice University, Houston, Texas, from 1996-2002. Mr. Ikenberry is considered “independent” under the rules of Nasdaq.
V. B. Leister, Jr.
Director since: 1996
Mr. Leister, age 61, is Chairman of the Board of Carter’s Furniture Inc., Urbana, Illinois. Previously, Mr. Leister served as Vice President & Treasurer of Carter’s Furniture. Mr. Leister is considered “independent” under the rules of Nasdaq.
Douglas C. Mills
Director since: 1980
Mr. Mills, age 66, is Chairman of the Board, Chief Executive Officer and President of First Busey Corporation and has been since its incorporation. In 2006, Mr. Mills assumed the role of President of First Busey Corporation. He has been associated with Busey Bank since 1971 when he assumed the position of Chairman of the Board. Mr. Mills’ son, David D. Mills, is President and Chief Operating Officer of Busey Bank.

Joseph E. O’Brien
Director since: 2004
Mr. O’Brien, age 77, is Chairman of the Board of O’Brien Steel Service Co., Peoria, Illinois. Mr. O’Brien is considered “independent” under the rules of Nasdaq.
Arthur R. Wyatt
Director since: 1995
Mr. Wyatt, age 79, is a retired Professor of Accounting at the University of Illinois-Urbana. Mr. Wyatt is considered “independent” under the rules of Nasdaq.
Board Committees
The Board of Directors of the Corporation has established the following committees, among others, to assist in the discharge of its responsibilities.
Executive Management Compensation and Succession Committee
The Executive Management Compensation and Succession Committee met three times in 2006. Members of the Compensation Committee in 2006 were Messrs. Ambrose (Chairman), Leister and Wyatt. The responsibilities of this Committee include the approval, and recommendation to the Board of the compensation of the Chief Executive Officer of the Corporation and the compensation of all other executive officers of the Corporation. The Committee also reviews and analyzes existing and potential management succession issues. All members are “independent” under Nasdaq rules.
Nominating & Corporate Governance Committee
The Nominating & Corporate Governance Committee of the Board of Directors met one time in 2006. The Nominating & Corporate Governance Committee members are Messrs. Wyatt (Chairman), Leister and O’Brien. The responsibilities of the Nominating & Corporate Governance Committee include the nomination of individuals as members of the Board of Directors, including the review of existing directors’ self-assessments to determine qualifications to stand for re-election, and the implementation and maintenance of corporate governance procedures. All members are “independent” under Nasdaq rules. The Nominating & Corporate Governance Committee Charter is available at the Corporation’s website at www.busey.com.
The Nominating & Corporate Governance Committee reviews qualified candidates for directors and focuses on those who present varied, complementary backgrounds that emphasize both business experience and community standing. The Committee also believes that directors should possess the highest personal and professional ethics.
In 2006, the Nominating & Corporate Governance Committee met and reviewed all relevant qualifications of potential director nominees, including, at a minimum, the following:
•	independence from management, as defined specifically by the corporate governance rules of Nasdaq;

•	relevant business experience;

•	knowledge of the central Illinois communities in which the Corporation predominantly operates;

•	potential conflicts of interest; and

•	judgment, skill, integrity and reputation.

The Committee reviews the qualifications of each potential candidate for director and identifies nominees by consensus.
The Committee evaluates all candidates in the same way, reviewing the aforementioned factors, among others, regardless of the source of such candidate, including shareholder recommendation. There is no separate policy with regard to consideration of candidates recommended by shareholders. The Committee did not receive any shareholder recommendations for director nominees for 2007. No third party was retained, in any capacity, to provide assistance in either identifying or evaluating potential director nominees for 2007.
Audit Committee
The Audit Committee met four times in 2006. Members of the Audit Committee are Messrs. Leister (Chairman), Ikenberry, and Wyatt. The Audit Committee has at least one audit committee financial expert, Mr. Wyatt. Mr. Wyatt is independent from management of the Corporation. All members are “independent” under Nasdaq rules and under Rule 10A-3 of the Securities Exchange Act of 1934, as required for audit committee membership. The Audit Committee Charter is available at the Corporation’s website at www.busey.com.
The Audit Committee has adopted procedures for the treatment of complaints or concerns regarding accounting, internal accounting controls or auditing matters. In addition, it has adopted procedures for the review and approval of all related party transactions. The Audit Committee has also implemented pre-approval policies and procedures for all audit and non-audit services. Generally, the Audit Committee requires pre-approval of any services to be provided by the Corporation’s auditors, McGladrey & Pullen, LLP and the Corporation’s tax accountants, RSM McGladrey, Inc., to the Corporation or any of its affiliates. The pre-approval procedures include the designation of such pre-approval responsibility to one individual on the Audit Committee, currently Mr. Leister.
Board of Directors
During 2006, the Board held nine meetings. All directors attended at least 75% of the meetings of the Board and the committees on which they served during 2006. The Corporation’s policy with respect to director attendance at Annual Meetings of Shareholders is that each director attend the same. It is each director’s intention, at this time, to attend the 2007 Annual Meeting, which is currently anticipated to be held subsequent to the close of the Merger between the Corporation and Main Street Trust, Inc.
In addition to the committees of the Board of Directors described above, the Corporation’s independent directors met eight times in executive session in 2006 and will meet a minimum of two times in executive session in 2007. Mr. Wyatt, Chairman of the Nominating & Corporate Governance Committee, presides at these executive sessions.
Any shareholder who wishes to contact the Board directly may do so by contacting either Mr. Mills or Mr. Leister, (1) in writing, in care of First Busey Corporation, 201 W. Main, Urbana, IL 61801 or (2) electronically, through the hyperlink available at the Corporation’s website at www.busey.com. All such communications will be forwarded to the entire Board, or only the independent directors, in accordance with instructions provided in such communications.
Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of the Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Corporation. The Corporation believes that during the fiscal year ended December 31, 2006, its executive officers and directors complied with all Section 16(a) filing requirements. In making the foregoing statements, the Corporation has relied upon the written representations of its directors and executive officers.

Code of Ethics
First Busey Corporation has adopted a Code of Ethics (the “Ethics Code”) applicable to all directors, officers and employees. The Ethics Code is intended to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. Waivers of the Ethics Code are required to be disclosed promptly to the Audit Committee, would be granted by the Board and must be disclosed as required by SEC and Nasdaq rules. A Copy of the Ethics Code, and any amendments thereto, is posted on the Corporation’s website at www.busey.com.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
This section provides information regarding the compensation and benefit programs in place for our Chief Executive Officer, Chief Financial Officer and the five other most highly compensated executive officers of the Corporation (collectively, the “Named Executive Officers”) for 2006. It includes information regarding the overall objectives of our compensation program and each element of compensation that we provide.
Compensation Philosophy
The Executive Management Compensation and Succession Committee of our Board of Directors (the “Committee”) is responsible for guiding and overseeing the formulation and application of the compensation and benefit programs for our Named Executive Officers. The Committee acts pursuant to a charter that has been approved by our Board. None of the Named Executive Officers are members of the Committee.
The Committee believes that the most effective compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Corporation, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Committee evaluates both performance and compensation to ensure that the Corporation maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. Accordingly, the Committee believes executive compensation packages provided by the Corporation to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance as measured against established goals.
Compensation Objectives
The Committee has worked with the Corporation’s management to design compensation programs that encourage high performance, promote accountability and assure that employee interests are aligned with the interests of the Corporation’s stockholders. The primary objectives of our executive compensation policies are to:
•	Attract, retain, and motivate highly qualified executives,

•	Reward executives based upon our financial performance at levels competitive with peer companies, and

•	Align a significant portion of the executives compensation with the Corporation’s performance and stockholder value, by the way of performance-based executive bonuses and long-term equity incentives.

We compensate our executives through a mix of base salary, bonus and equity compensation designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.
Competitive Benchmarking
In making compensation decisions, the Committee, at times, compares certain elements of total compensation against other comparable publicly traded and privately held bank holding companies (collectively, the “Compensation Peers”). The Compensation Peers consist of companies which the Committee believes to be comparable in terms of size and market composition (primarily in the Corporation’s market area), and in certain instances, the Committee believes compete for talent and for stockholder investment. The Compensation Peers are not utilized by the Committee strictly as a formal peer group, but are instead used as a reference source, from time to time, as to certain specific compensation issues, such as the extent of usage of stock options as a compensation component.
A significant percentage of total compensation is allocated to incentive compensation as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews information such as that referenced above with respect to the Compensation Peers to determine the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the Corporation or the individual, depending on the type of award, compared to established goals. Historically, and in fiscal 2006, the Committee granted a substantial portion of total compensation to Named Executive Officers in the form of non-cash incentive compensation.
Compensation Process
The Committee reviews the benchmarking and performance results presented by management in determining the appropriate aggregate and individual compensation levels for the performance year. In conducting its review, the Committee considers quantitative performance results, the overall need of the organization to attract, retain and motivate the executive team, and the total cost of compensation programs. The Committee also reviews executive tally sheets, detailing the executive’s total target and actual compensation during the year. However, the amount of compensation already realized or potentially realizable does not directly impact the level at which future pay opportunities may be set.
In 2007 and for the foreseeable future, base salaries and annual cash incentive awards will be reviewed at the end of each fiscal year. Any changes made to the base salaries will be effective January 1 of the following year. Stock options and other stock grants are usually granted in April of each year, at the regularly scheduled meetings of the Committee and the full Board of Directors held in connection with our Annual Meeting of Stockholders. By establishing the meeting schedule and agenda for these grants well in advance, the Corporation diminishes any opportunity for manipulation of exercise prices on option grants to the extent any recipients are in possession of non-public information at the time of the meetings. Approval of grants for any newly-hired or promoted executives during the course of the year generally occurs at the Compensation Committee meeting immediately following the hiring or promotion.

Role of Executive Officers in Compensation Decisions
The Committee makes all compensation decisions for Named Executive Officers and approves recommendations regarding equity awards to all elected officers of the Corporation. The Chairman and Chief Executive Officer annually reviews the performance of each Named Executive Officer (other than the Chairman and Chief Executive Officer, whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.
Components of Total Compensation
For the fiscal year ended December 31, 2006, the principal components of compensation for Named Executive Officers were:
•	base salary,

•	annual incentive compensation, under the Corporation’s Management and Associate Dividend Program,

•	stock options, and

•	benefits and other perquisites.
Each component is designed to achieve a specific purpose and to contribute to a total package that is competitive, appropriately performance-based, and valued by the Corporation’s executives.
Base Salaries
The Corporation provides Named Executive Officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for Named Executive Officers are determined for each executive based on his or her position and responsibility. During its review of base salaries for executives, the Committee primarily considers:
•	individual scope of responsibility;

•	years of experience;

•	market data, such as that obtained from a review of our Compensation Peers;

•	internal review of the executive’s compensation, both individually and relative to other officers; and

•	individual performance of the executive.
Salary levels are typically considered annually as part of the Corporation’s performance review process as well as upon a promotion or other change in job responsibility.
Annual Incentive Compensation
The Management and Associate Dividend Program, or “MAD program,” is a program generally available to all employees of the Corporation. MAD program awards are generally granted based on an explicit formula approved by the Committee and recommended to the full Board for approval, typically in January of each year. In early 2006, the Committee recommended, and the Board of Directors approved, the targeted levels of “diluted earnings per share” for the Corporation’s 2006 fiscal year. Under the 2006 MAD program, the Committee approved three targeted levels for “diluted earnings per share” for the Corporation for fiscal 2006; these levels were $1.40, $1.42, and $1.44.

Named Executive Officers participate in the MAD program under terms designed to reward Named Executive Officers for contributing to the achievement of our corporate goals and driving shareholder value, thereby addressing our objectives of our executive compensation policies. Annual incentive compensation is an industry standard that we feel we must provide to remain competitive.
The goal of the MAD program is to heighten awareness of the Corporation’s diluted earnings per share goal while emphasizing the impact of the team concept throughout the organization. The term “dividend” is used to indicate that this award was granted at the discretion of the Board of Directors and is based annually on the achievement of diluted earnings per share, similar to the dividend paid to the Corporation’s shareholders.
The Board retains the discretion to adjust any awards determined by the formula to ensure that the final awards are consistent with those made to other officers and to make adjustments to the financial performance objectives for extraordinary events. Individual performance is considered in determining final awards for all MAD program participants.
Based on the level of achievement of diluted earnings per share, the Named Executive Officers receive a dividend of a predetermined percentage of their salary. The Corporation earned $1.35 per share on a fully diluted basis and did not achieve the minimum targeted level of “diluted earnings per share” during 2006. For the fiscal year 2005, the targeted diluted earnings per share targets for purposes of the MAD program were $1.19, $1.20, $1.21 and $1.22. The Corporation earned $1.29 per share on a fully diluted basis for fiscal year 2005, exceeding the maximum targeted level of “diluted earnings per share”. In January 2007, the Committee, exercising the discretion noted previously, awarded payouts under the MAD program for 2006, equivalent to the award for reaching the minimum earnings target for 2006 noted above. Although the minimum target was not reached in 2006, the Committee believed it was appropriate to recognize substantially all employees of the Corporation, including Named Executive Officers, for the combined results in excess of target for fiscal years 2005 and 2006.
Stock Option Plans
In 2006, the Corporation provided to its Named Executive Officers stock option awards. The equity awards are designed to align executive’s financial interests with driving stockholder value, foster stock ownership and retain executives. The Corporation’s stock option plans create a direct linkage between executive wealth generation and stockholder gains. We also provide equity-based compensation to remain competitive in the marketplace. The Corporation does not currently have a formal policy regarding equity or other security ownership requirements for its Named Executive Officers.
The Corporation currently has two active stock option plans; the First Busey Corporation 1999 Stock Option Plan and the First Busey Corporation 2004 Stock Option Plan. Each of the Corporation’s stock option plans are designed and intended to encourage ownership of the Corporation’s common stock by employees and directors of the Corporation and its subsidiaries, to provide additional incentive for them to promote the success of the business of the Corporation, and to attract personnel to enter and remain in the employment of the Corporation and its subsidiaries. It is expected that the added interest of the participating employees and directors under the plans, and their proprietary attitude toward the Corporation resulting from their investment in the Corporation’s stock, will promote the future growth, development and continued success of the Corporation. Employees and directors of the Corporation and employees and directors of its subsidiaries are eligible to receive options under the plans. The exercise price of any option must be equal to at least 100% of the fair market value of the closing price of the shares on the date of the grant. No option may be exercisable for more than ten years from the date of grant.

The number of stock options granted to executive officers is intended to recognize different levels of contribution to the achievement by the Corporation of its performance goals as well as different levels of responsibility and experience as indicated by each Named Executive Officer’s position. In making a determination as to persons to whom stock options are granted, and the number of shares to be covered by such options, the Committee takes into consideration the nature of the services rendered or to be rendered by the employee or director, the employee’s or director’s present and potential contributions to the success of the Corporation, and such other factors as the Committee shall deem relevant in accomplishing the purposes of the Plan.
Benefits and Other Perquisites
Benefits. The Corporation’s Named Executive Officers are eligible to participate in the same Corporation benefit plans designed for all of our full-time employees. The core insurance package includes health, dental, disability and basic group life insurance coverage. First Busey provides retirement benefits to all eligible, as defined by the plan, full-time employees under the First Busey Corporation Profit Sharing and 401(k) Plan. The Profit Sharing and 401(k) Plan provides employees the opportunity to save for retirement on a tax-favored basis. Named Executive Officers, all of which were eligible during 2006, may elect to participate in the First Busey 401(k) plan on the same basis as all other Corporation associates. Each of the Corporation’s eligible employees participates in the Profit Sharing Plan element of the Plan.
The Corporation maintains an Employee Stock Ownership Plan (ESOP) that is available to all eligible full-time employees, as defined by the plan. Named Executive Officers, all of which were eligible during 2006, participate in the Corporation’s ESOP under the same terms as all other Corporation associates. Unrestricted ESOP shares are allocated to eligible employees annually based upon their wages/ salary for the fiscal year, as it compares to total wages/ salaries for all eligible employees. In December 2006, the Corporation repaid all debt associated with the ESOP, which released all restrictions on previously unallocated shares. All previously unallocated shares, an amount equal to 123,000 shares, were allocated to all eligible employees in accordance with the plan in February 2007. The 2006 allocation resulted in a substantial increase in ESOP compensation for Named Executive Officers, which is reflected in the Summary Compensation Table.
Substantially all executives of the Corporation are provided with a death benefit under the Busey Bank Group Term Carve Out Plan II, otherwise known as the Corporation’s Bank Owned Life Insurance (BOLI) program. The BOLI program covers an employee during their employment period at the Corporation. The BOLI program covers the employee following their retirement from the Corporation only if the employee has met the service period and age requirements of the BOLI program. The Corporation’s BOLI program consists of one or more split dollar life insurance policies for each participant, which covers each participant in the event of their death at a multiple of the employee’s most recent salary plus MAD program compensation level. Named Executive Officers are provided a death benefit through the BOLI program at the lesser of three times their highest salary plus MAD program annual compensation or $750,000 or the Net Amount of Insurance, as defined by the Busey Bank Group Term Carve Out Plan II.
Mr. Douglas C. Mills is covered by a separate addendum to the Busey Bank Group Term Carve Out Plan II, whereby Mr. Mills is entitled to receive a death benefit of the lesser of three times his highest salary plus MAD program annual compensation or $612,500 or the Net Amount of Insurance, as defined by the Busey Bank Group Term Carve Out Plan II.
Messrs. Douglas C. Mills, Kuhl and Scharlau are covered by life insurance policies for which premiums have been paid, prior to fiscal 2006, by the Corporation in the amounts of $1,326,890, $69,076 and $56,311, respectively. Pursuant to the terms of the policies, the premiums noted above are to be repaid via the proceeds of the policies upon death of the executives, with the exception of Mr. Kuhl, whose amount was forgiven as compensation in conjunction with his resignation as an officer of the Corporation, further detailed below.

Perquisites. The Corporation provides Named Executive Officers with perquisites that the Corporation and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Corporation to attract and retain superior employees for key positions. The Committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. Based upon this periodic review, perquisites awarded or adjusted on an individual basis. Named Executive Officers are not automatically awarded all, or in equal amounts, perquisites granted by the Corporation.
The primary perquisites for Named Executive Officers for fiscal 2006 are the following:
•	annual contributions to the University of Illinois I Fund in the name of the Named Executive Officer

•	annual country club dues

•	either an allowance for or use of a Corporation-owned automobile
Contributions to the University of Illinois I Fund are made by the Corporation on behalf of many executives of the Corporation in support of the University of Illinois – Urbana Champaign, which is located in the Corporation’s primary market.
The Corporation encourages our senior management to belong to a country club so that they have an appropriate entertainment forum for customers and appropriate interaction with their communities. Automobiles, or an allowance, are provided for certain executives as deemed necessary in order to assist the executive in their ongoing service to our customers and communities.
Deferred Compensation Plan
The Corporation adopted the First Busey Corporation Deferred Compensation Plan for Executives in October 2002. The plan is designed to assist in retaining and attracting executives at certain levels by providing a plan to assist executives in retirement planning. Under the terms of the Deferred Compensation Plan, certain executives are allowed to defer a portion or their entire MAD Program award. Amounts deferred, up to a maximum of $50,000, are matched by the Corporation. Interest is to accrue on each participants deferred compensation balance for the fiscal year at a rate defined by the greater of the five (5) year treasury note rate as published in the Wall Street Journal for the last business day of the previous calendar year, or 5.00%. Currently, Mr. Douglas C. Mills, Mr. Scharlau, Mr. Kuhl and Mrs. Kuhl are the participants in the plan.
In accordance with the plan, plan participants are prohibited from making deferrals into the plan subsequent to any 2005 MAD program deferrals. During 2006, each of the participants account accrued interest at an annual rate of 5.00%.
Post-Employment Compensation
The Corporation does not maintain any currently effective contract, policy or plan for termination payments relating to retirement, involuntary termination (with or without cause) or following a change of control.
On September 20, 2006, concurrently with execution of the Merger Agreement with Main Street Trust, Inc., the Corporation entered into letter agreements with Douglas C. Mills and Edwin A. Scharlau II, and entered into employment agreements with David D. Mills and Barbara J. Harrington, each of which are contingent upon the effectiveness of the Merger. Each of the above-referenced agreements have been previously filed as Exhibits 99.3, 99.4, 99.5 and 99.6, respectively, to the Corporation’s Form 8-K dated September 21, 2006.

Resignation as Officer and Consulting Agreement
On November 8, 2006, the Corporation and P. David Kuhl entered into a Resignation as Officer and Consulting Agreement in connection with Mr. Kuhl’s resignation as Chairman and Chief Executive Officer of Busey Bank as of September 20, 2006. Mr. Kuhl agreed to stay in the employment of the Corporation until September 20, 2007.
As consideration for Mr. Kuhl’s continuation of service to the Corporation, Mr. Kuhl will be compensated at a rate of $220,000 per annum. In January of 2007, Mr. Kuhl was paid 75% of the bonus under the Corporation’s MAD program for the 2006 program year which Mr. Kuhl would have earned under the Corporation’s MAD program has Mr. Kuhl remained an officer of Busey Bank during all of 2006. Additionally, the agreement granted Mr. Kuhl:
•	title to the automobile previously allocated to Mr. Kuhl,

•	retention of accrued and vested rights under the Corporation’s ESOP, 401(k) plan, deferred compensation plan and stock option plan at September 20, 2006,

•	retention of the BOLI benefit at 2.5 times Mr. Kuhl’s highest compensation, as defined in the BOLI agreement,

•	the Corporation’s interest in a life insurance policy related to premiums paid, as noted previously,

•	title to country club equity shares previously allocated to Mr. Kuhl.
Severance Arrangements.
On May 15, 2006, the Corporation and Barbara J. Kuhl entered into a Severance and General Release Agreement in connection with Mrs. Kuhl’s resignation as Chief Operating Officer of the Corporation. Pursuant to the Severance Agreement, the Corporation has agreed to continue to pay Mrs. Kuhl the approximate equivalent of her base salary in equal monthly installments over a 24 month period commencing January 2007. Mrs. Kuhl also received a lump-sum payment of $65,000, one-third of the bonus which Mrs. Kuhl would have earned under the MAD Program for the 2006 program year had Mrs. Kuhl remained an employee with the Corporation, and title to the automobile previously allocated to her. The above severance arrangement is qualified in its entirety by reference to the agreement as set forth as Exhibit 10.1 in the Corporation’s Form 8-K filed with the SEC on May 18, 2006.
Impact of Accounting and Tax Issues on Executive Compensation.
In setting individual executive’s compensation levels, we do not explicitly consider accounting and tax issues. However, the Corporation does analyze the overall expense arising from aggregate executive compensation levels and awards and the components of the Corporation’s pay programs.
2007 Compensation Determinations
In January 2007, after undertaking substantially the same process, deliberations, analysis and consultations described above with respect to 2006 compensation, the Committee established the base salary for Named Executive Officers for 2007 and MAD program payments for 2006.

Base Salaries. The base salary for 2007 for each of the Named Executive Officers is as follows:

Officer	2007 Base Salary Compensation
Barbara J. Harrington	$160,000
David D. Mills	$185,000
Douglas C. Mills	$225,000
Lee H. O’Neill	$220,000
Edwin A. Scharlau	$180,000
The new base salaries were effective January 1, 2007.
Annual Incentive Compensation. The determination as to the MAD program targeted levels for 2007 will be made in a regularly scheduled meeting of the Committee for the approval of the full Board of Directors.
Equity Plans. Determinations as to equity plan awards for 2007 will be made in the second quarter of 2007. As set forth in our “Compensation Process” above, stock options and other stock grants are typically granted at the regularly scheduled meetings of the Committee and the full Board of Directors held in connection with the Annual Meeting of Stockholders.
Executive Management Compensation and Succession Committee Report
Notwithstanding anything to the contrary set forth in any of the Corporation’s filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate other filings with the SEC, including this Form 10-K, in whole or in part, the following Executive Management Compensation and Succession Committee Report shall not be deemed to be incorporated by reference into any such filings.
The Executive Management Compensation and Succession Committee (the “Committee”) discharges the Board’s responsibilities relating to compensation of the Corporation’s executive officers. The Committee approves and evaluates all compensation of executive officers, including salaries, bonuses, and compensation plans, policies and programs of the Corporation.
The Compensation Discussion and Analysis portion of the Form 10-K has been prepared by management of the Corporation. The Corporation is responsible for the Compensation Discussion and Analysis and for the disclosure controls relating to executive compensation. The Compensation Discussion and Analysis is not a report or disclosure of the Committee.
The Committee met with management of the Corporation to review and discuss the Compensation Discussion and Analysis. Based on the foregoing review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Corporation’s 2006 Form 10-K, and the Board approved that recommendation.
Executive Management and Compensation Committee:
Joseph M. Ambrose
V.B. Leister, Jr.
Arthur R. Wyatt

Executive Management Compensation and Succession Committee Interlocks and Insider Participation
During fiscal year 2006, the following individuals served as members of the Committee: Joseph M. Ambrose, V.B. Leister, Jr., and Arthur R. Wyatt. None of these individuals has ever served as an officer or employee of the Corporation or any of our subsidiaries or has any relationships with the Corporation or any of our subsidiaries requiring disclosure under “Certain Relationships and Related Transactions” below. The Committee members have no interlocking relationships requiring disclosure under the rules of the Securities and Exchange Commission.

Compensation Tables for Named Executive Officers
The following tables quantify and discuss the components of the Named Executive Officers. All tables should be read in conjunction with the Compensation Discussion and Analysis section above.
Summary Compensation Table
The Summary Compensation Table should be read in conjunction with the footnotes and narrative that follow.

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other	Total
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Compensation
Position	Year	($)	($)	($)	($) (3)	($) (4)	($) (5)	($)	($)
Douglas C. Mills	2006	$225,000	—	—	$42,040	$100,000	$102,748	$135,349	$605,137
Chairman of the Board, Chief Executive Officer and President

Barbara J. Harrington	2006	$145,000	—	—	$10,016	$22,325	N/A	$30,998	$208,339
Chief Financial Officer

Edwin A. Scharlau II	2006	$180,000	—	—	$24,910	$33,750	$73,090	$70,529	$382,279
Chairman of the Board of Busey Investment Group

David D. Mills	2006	$170,000	—	—	$19,810	$51,875	N/A	$73,626	$315,311
President and Chief Operating Officer of Busey Bank

Lee H. O’Neill (2)	2006	$186,360	—	—	$11,827	$31,000	N/A	$48,803	$277,990
Chairman of the Board and Chief Executive Officer of Busey Bank

P. David Kuhl (1)	2006	$220,000	—	—	$16,816	$59,813	$73,090	$171,800	$541,519

Barbara J. Kuhl (1)	2006	$92,632	—	—	$6,517	$15,750	$73,090	$86,000	$273,989

(1)	Mr. and Mrs. Kuhl were Named Executive Officers during 2006, but had resigned their positions during September and May 2006, respectively. Mrs. Kuhl’s base salary approved by the Committee was to be $180,000 for 2006, prior to her resignation.

(2)	Mr. O’Neill succeeded Mr. Kuhl as Chairman of the Board and Chief Executive Officer of Busey Bank. Following this succession, Mr. O’Neill’s salary increased from $175,000 to $220,000.

(3)	Option amounts represent approximate compensation expense recognized in 2006 under FAS No. 123R. Mr. Kuhl forfeited all unvested options during 2006 in accordance with his resignation as an officer of the Corporation. Mr. Kuhl’s compensation amount represents amounts expensed prior to his resignation as an officer of the Corporation. See Note 16 of the Corporation’s Consolidated Financial Statements for discussion of the valuation of the Corporation’s stock options.

(4)	Amounts represent payouts made under the Corporation’s MAD program. See discussion under “Annual Incentive Compensation” in the Compensation Discussion and Analysis section of this Form 10-K.

(5)	Messrs. Douglas C. Mills, Scharlau, Kuhl and Mrs. Kuhl deferred $350,000, $50,000, $50,000, and $50,000 of their 2005 MAD Program Compensation, respectively, into the Corporation’s Deferred Compensation Plan for Executives during 2006. In accordance with the plan, each received a $50,000 matching contribution from the Corporation into the plan, which has been included in the earnings calculation in this column. The additional amounts in each account over the $50,000 match relates to interest accrued on each participants account at the rate of 5.00% per annum for 2006.

All Other Compensation Narrative to the Summary Compensation Table
The Corporation contributed $10,000 to the University of Illinois I Fund in the name of Mr. Douglas C. Mills. Mr. Mills’ lease value of an automobile was $10,250. The estimated compensation amount attributable to premiums previously paid by the Corporation for life insurance policies in the name of Mr. Mills is $62,600. The Corporation contributed $12,373 to the account of Mr. Mills under the Corporation’s Profit Sharing and 401(k) Plan. Mr. Mills was allocated 1,311 shares under the Corporation’s ESOP, which results in estimated compensation of $30,466 when valued at the closing price on the date of allocation of $23.25 per share. The remaining amount relates to Mr. Mills’ annual country club dues.
In 2006, the Corporation contributed $8,953 to Mrs. Harrington’s account under the Corporation’s Profit Sharing and 401(k) Plan. Mrs. Harrington was allocated 949 shares under the Corporation’s ESOP, which results in estimated compensation of $22,045, when valued at the closing price on the date of allocation of $23.25 per share.
The Corporation contributed $10,000 to the University of Illinois I fund in the name of Mr. Scharlau. Mr. Scharlau’s lease value of an automobile was $13,250. The Corporation contributed $12,373 to the account of Mr. Scharlau under the Corporation’s Profit Sharing and 401(k) Plan. Mr. Scharlau was allocated 1,311 shares under the Corporation’s ESOP, which results in estimated compensation of $30,466 when valued at the closing price on the date of allocation of $23.25 per share. The remaining amount in 2006 relates to Mr. Scharlau’s annual country club dues.
The Corporation contributed $10,000 to the University of Illinois I fund in the name of Mr. David D. Mills. Mr. Mills’ lease value of an automobile was $15,567. The Corporation contributed $12,373 to the account of Mr. Mills under the Corporation’s Profit Sharing and 401(k) Plan. Mr. Mills was allocated 1,311 shares under the Corporation’s ESOP, which results in estimated compensation of $30,466 when valued at the closing price on the date of allocation of $23.25 per share. The remaining amount in 2006 relates to Mr. Mills’ annual country club dues.
The Corporation contributed $1,000 to the University of Illinois I fund in the name of Mr. O’Neill. The Corporation reimbursed Mr. O’Neill $1,600 related to the lease of his automobile. The Corporation contributed $11,837 to the account of Mr. O’Neill under the Corporation’s Profit Sharing and 401(k) Plan. Mr. O’Neill was allocated 1,255 shares under the Corporation’s ESOP, which results in estimated compensation of $29,146 when valued at the closing price on the date of allocation of $23.25 per share. The remaining amount in 2006 relates to Mr. O’Neill’s annual country club dues.
The Corporation contributed $10,000 to the University of Illinois I fund in the name of Mr. Kuhl. Mr. Kuhl’s value of the automobile transferred to him in accordance with his resignation agreement was $33,900. Mr. Kuhl was forgiven an amount receivable from him by the Corporation for life insurance premiums paid in the amount of $56,311. Mr. Kuhl was granted ownership of equity shares related to his country club membership, which were valued at $26,000. The Corporation contributed $12,373 to the account of Mr. Kuhl under the Corporation’s Profit Sharing and 401(k) Plan. Mr. Kuhl was allocated 1,311 shares under the Corporation’s ESOP, which results in estimated compensation of $30,466 when valued at the closing price on the date of allocation of $23.25 per share. The remaining amount in 2006 relates to Mr. Kuhl’s annual country club dues.
For Mrs. Kuhl, $1,000 was contributed to the University of Illinois I fund in her name. Mrs. Kuhl’s value of the automobile transferred to her in accordance with her severance agreement was $20,000. Additionally, Mrs. Kuhl was paid $65,000 in December 2006 in accordance with her severance agreement. See the discussion under the caption “Severance Arrangements” in the Compensation Discussion and Analysis section of this Form 10-K for further discussion of payments to be made under Mrs. Kuhl’s severance agreement.

Grants of Plan-Based Awards Table
The Corporation traditionally grants stock options to employees and Directors in April, as described in the Compensation Discussion and Analysis section of this Form 10-K. However, the Corporation made its grants to employees in May 2006, after further study of the impact of FAS No. 123R (See Note 1 – Significant Accounting Policies or the Corporation’s Consolidated Financial Statements). Mrs. Kuhl was not awarded any options during 2006.

					All Other		Grant Date
					Option	Exercise or	Fair Value of
					Awards: # of	Base Price	Stock and
		Estimated Future Payouts Under Non-Equity			Securities	of Option	Option
		Incentive Plan Awards (4)			Underlying	Awards	Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (3)	($/Sh)	($)(1)
Douglas C. Mills	May 16, 2006	—	—	—	15,000	$20.16	$34,050
	January 24, 2007	—	$100,000	—	—	—	—
Barbara J. Harrington	May 16, 2006	—	—	—	6,000	$20.16	$13,620
	January 24, 2007	—	$22,325	—	—	—	—
Edwin A. Scharlau II	May 16, 2006	—	—	—	10,000	$20.16	$22,700
	January 24, 2007	—	$33,750	—	—	—	—
David D. Mills	May 16, 2006	—	—	—	10,000	$20.16	$22,700
	January 24, 2007	—	$51,875	—	—	—	—
Lee H. O’Neill	May 16, 2006	—	—	—	7,000	$20.16	$15,890
	January 24, 2007	—	$31,000	—	—	—	—
P. David Kuhl (2)	May 16, 2006	—	—	—	15,000	$20.16	$34,050
	January 24, 2007	—	$59,813	—	—	—	—
Barbara J. Kuhl	January 24, 2007	—	$15,750	—	—	—	—

(1)	The fair value of these options is $2.27 based upon the Black-Scholes option pricing model discussed further at Note 16 of the Corporation’s Consolidated Financial Statements.

(2)	Mr. Kuhl was awarded 15,000 options during 2006. This award, along with all other unvested awards for Mr. Kuhl, was forfeited in accordance with his resignation as an Officer of the Corporation.

(3)	These awards fully vest on January 26, 2009, with no partial vesting prior to the full vesting date, and expire on December 15, 2011.

(4)	Represents payments made by the Corporation pursuant to the 2006 MAD program. The Corporation earned $1.35 per share on a fully diluted basis and did not achieve the MAD program minimum targeted level of $1.40 “diluted earnings per share” during 2006. For the fiscal year 2005, the maximum targeted diluted earnings per share target for purposes of the MAD program was $1.22. The Corporation earned $1.29 per share on a fully diluted basis for fiscal year 2005, exceeding the maximum targeted level of “diluted earnings per share”. In January 2007, the Committee, in its discretion, awarded payouts under the MAD program for 2006, equivalent to the award for reaching the minimum earnings target for 2006 noted above. Although the minimum target was not reached in 2006, the Committee concluded that it was appropriate to recognize substantially all employees of the Corporation, including Named Executive Officers, for the combined results in excess of target for fiscal years 2005 and 2006. The payouts, which were approved by the Committee, were made on January 24, 2007. See the discussion under the caption “Annual Incentive Compensation” in the Compensation Discussion and Analysis section of this Form 10-K.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards (1)
			Equity Incentive
	# of Securities	# of Securities	Plan Awards: # of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying	Option	Option
	Options -	Options -	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price ($)	Date
Douglas C. Mills	45,000	—	—	$14.56	12/16/10
	—	40,000	—	$19.59	09/14/09
	—	15,000	—	$20.16	12/15/11
Barbara J. Harrington	15,000	—	—	$14.56	12/16/10
	—	8,000	—	$19.59	09/14/09
	—	6,000	—	$20.16	12/15/11
Edwin A. Scharlau II	30,000	—	—	$14.56	12/16/10
	—	23,000	—	$19.59	09/14/09
	—	10,000	—	$20.16	12/15/11
David D. Mills	15,000	—	—	$14.56	12/16/10
	—	17,000	—	$19.59	09/14/09
	—	10,000	—	$20.16	12/15/11
Lee H. O’Neill	—	9,500	—	$19.59	09/14/09
	—	7,000	—	$20.16	12/15/11
Barbara J. Kuhl (2)	—	23,000	—	$19.59	09/14/09

(1)	The grants with option exercise prices of $19.59 in the “Outstanding Equity Awards at Fiscal Year-End Table” above fully vest and become exercisable September 14, 2007. The grants in the table above with option exercise prices of $20.16 fully vest and become exercisable January 26, 2009. No partial exercises are allowed or partial vesting occurs prior to the date the options become fully vested and exercisable. Under the terms of the Merger Agreement with Main Street Trust, Inc., the Corporation has the right to accelerate the vesting of all options any time after the effectiveness of the Merger. The Corporation has made no determination as to acceleration of option vesting.

(2)	In accordance with her Severance agreement, Mrs. Kuhl was allowed to keep her unvested options under the same terms as noted in (1) above.

Options Exercises and Stock Vested Table
The following sets forth information regarding all exercises of stock options by Named Executive Officers during 2006. Mr. Kuhl was not a Named Executive Officer at the time of his exercise.

	Option Awards
	# of Shares
	Acquired on	Value Realized
Name	Exercise	Upon Exercise ($)
P. David Kuhl	30,000	$250,200
Pension Benefits
The table disclosing the actuarial present value of each Named Executive Officer’s accumulated benefit under defined benefit plans, the number of years of credited service under such plan, and the amount of pension benefits paid to each Named Executive Officer during the year is omitted because the Corporation does not have any applicable plan.
Nonqualified Deferred Compensation Table

	Executive	Registrant	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Balance at
Name	in Last FY ($)	in Last FY ($)	Last FY ($)	Last FYE ($)
Douglas C. Mills	$350,000	$50,000	$52,748	$1,104,649

Edwin A. Scharlau II	$50,000	$50,000	$23,090	$479,618

P. David Kuhl	$50,000	$50,000	$23,090	$479,618

Barbara J. Kuhl	$50,000	$50,000	$23,090	$479,618
The Corporation’s Nonqualified Deferred Compensation was designed, in part, to assist the executives above with retirement planning. No other current or former employees of the Corporation have been or are participants in the Plan. During 2006, Messrs. Douglas C. Mills, Scharlau, Kuhl and Mrs. Kuhl deferred a portion, or, in the case of Mr. Mills, all, of their 2005 MAD Program award, which is shown as Executive Contributions in the table above. This award was part of the Named Executive Officers’ 2005 compensation. In accordance with the plan, deferrals of up to $50,000 were matched by the Corporation, which is shown as “Registrant Contributions” in the table above. Aggregate Earnings represents the amount of interest, to be paid by the Corporation, accrued into each Executive’s account at a rate of 5.00% per annum, calculated based upon the monthly accrued balance of each Executive’s account. The Aggregate Balance represents the amount due to the Named Executive Officer as of December 31, 2006.
Amounts are to be paid following the Executive’s separation from the Company over 60 months, in equal installments. The Executive’s account continues to accrue interest at a rate of 5.00% per annum during the 60 month payout period. The Corporation commenced the payout of Mrs. Kuhl’s account in early 2007.

Potential Payments Upon Termination or Change-in-Control Disclosure
The Corporation currently does not have any employment agreements or plans that result in payments upon termination or change-in-control. The agreements in place with Mr. Douglas C. Mills, Mrs. Harrington, Mr. Scharlau and Mr. David D. Mills, as described under the caption “Post-Employment Compensation” in the Compensation Discussion and Analysis section of this Form 10-K, are contingent upon the effectiveness of the Merger between the Corporation and Main Street Trust, Inc.
Director Compensation Table

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($) (1)	($)
Joseph M. Ambrose	$17,500	$8,256	$25,756

Phillips E. Knox	$17,500	$8,256	$25,756

David L. Ikenberry	$17,500	$8,256	$25,756

V. B. Leister Jr.	$20,000	$8,256	$28,256

Joseph E. O’Brien	$17,500	$8,256	$25,756

Arthur R. Wyatt	$17,500	$8,256	$25,756

(1)	Option amounts represent approximate compensation expense recognized in 2006 under FAS No. 123R.
During 2006, non-employee directors of the Corporation received a cash retainer of $7,500, a 4,500 share stock option and an additional payment of $10,000, except for Mr. Leister, who served as Chairman of the Audit Committee, and received a retainer of $10,000, a 4,500 share stock option and an additional payment of $10,000. Directors who are also employees of the Corporation or any of its subsidiaries do not receive additional compensation for serving on the Board. Each non-employee director of the Corporation has 13,500 stock options outstanding, of which 9,000 stock options are exercisable, as of December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Company Performance
The following table compares the Corporation’s performance, as measured by the change in price of Common Stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2006.
First Busey Corporation
Stock Price Performance
Total Return Performance

Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First Busey Corporation	110.39	132.82	158.30	163.17	185.59
NASDAQ Composite	68.76	103.67	113.16	115.57	127.58
SNL Midwest Bank Index	96.47	123.48	139.34	134.26	155.19

The Banks in the Custom Peer Group — SNL-Midwestern Banks Index — represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Common Stock Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 2, 2007 by all directors and director nominees, by each person who is known by the Corporation to be the beneficial owner of more than 5% of the outstanding Common Stock, by each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group.
The number of shares beneficially owned by each director, 5% shareholder or executive officer is determined under rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 2, 2007 through the exercise of any option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed includes, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust of which the person is a trustee or in which the person may have a beneficial interest. In some cases, the person has disclaimed beneficial interest in certain of these shares.

	Common Stock Beneficially Owned
		Percent of
	Number of	Outstanding
Name and Address of Beneficial Owner [4]	Shares Owned[1]	Shares
Douglas C. Mills[2] 2123 Seaton Court Champaign, Illinois 61821	4,821,823	22.47
Joseph M. Ambrose	69,643	*
David Ikenberry	12,000	*
Barbara J. Harrington	44,891	*
E. Phillips Knox[3]	345,067	1.61
V. B. Leister, Jr.	58,120	*
David D. Mills[3]	339,453	1.58
Joseph E. O’Brien	32,257	*
Lee H. O’Neill	162,224	*
Edwin A. Scharlau II3	681,745	3.18
Arthur R. Wyatt	107,997	*
All directors and officers as a group (11 persons)	6,571,531	30.63

*	Less than one percent.

[1]	Includes shares that can be acquired through stock options available for exercise within 60 days of March 2, 2007, for the following individuals, in the amount indicated:

Douglas C. Mills	45,000
Joseph M. Ambrose	9,000
David L. Ikenberry	9,000
Barbara J. Harrington	15,000
E. Phillips Knox	9,000
V. B. Leister, Jr.	9,000
David D. Mills	15,000
Joseph E. O’Brien	9,000
Edwin A. Scharlau II	30,000
Arthur R. Wyatt	9,000
All directors and officers as a group	159,000

[2]	Includes 648,348 shares held by the Martin A. Klingel Estate for which Mr. Mills shares voting and dispositive powers with A. Barclay Klingel, Jr. Includes 34,563 shares of common stock owned by Busey Mills Community Foundation and 1,555,001 shares of common stock owned by Mills Investment LP.

[3]	Includes 34,563 shares of stock owned by Busey Mills Community Foundation.

[4]	Unless otherwise indicated, the address of each officer and director is 201 West Main Street, Urbana, Illinois 61801. The beneficial ownership of Mr. and Mrs. Kuhl, each an executive officer of the Corporation until their resignation in 2006, is estimated to be 209,830 shares and 123,686 shares as of June 30, 2006, respectively, including stock options exercisable within 60 days of 30,000 and none, respectively.

The following table discloses the number of outstanding options, warrants and rights granted to the Corporation to participants in equity compensation plan, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.

(c)
Number of securities
	(a)	(b)	remaining for future
	Number of securities	Weighted-average	issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding	plans (excluding
	options, warrants and	options, warrants	securities reflected in
	rights	and rights	column (a)
Plan Category
Equity compensation plans approved by stockholders	780,100	18.50	1,626,125
Equity compensation plans not approved by stockholders	—	—	—

Total	780,100	18.50	1,626,125

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review of Related Person Transactions
In January 2007, the board of directors adopted a policy for review, approval and monitoring of transactions involving the Corporation and “related persons” (directors and executive officers or their immediate family members, or stockholders owning five percent or greater of our outstanding stock). The policy covers any related person transaction that meets the minimum threshold for disclosure in the proxy statement under the relevant Securities and Exchange Commission rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect interest).
Policy
Under the policy the Audit Committee is responsible for reviewing and approving all reportable transactions with any related party. In considering the transaction, the Audit Committee will take into account all relevant factors including whether the transaction is on terms comparable to those available to an unaffiliated third party. In connection with any approval or ratification of a transaction, the Audit Committee will also determine whether any such transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer. The board has delegated to the chairman of the Audit Committee the authority to pre-approve or ratify and transaction with a related person up to $120,000. The policy also provides that transactions involving competitive bids, the rendering of services by a regulated entity, and certain ordinary course of business banking transactions shall be deemed to be pre-approved by the Audit Committee.

Procedures
•	To identify related person transactions, each year, we submit and require our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions. In addition, our Code of Ethics contains provisions which address conflicts of interest and require reporting to the Corporation.

•	If a director is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction.

•	The transaction must be approved in advance whenever practicable, and if not practicable, must be ratified at the next regularly scheduled nominating and corporate governance meeting.

•	If a transaction will be ongoing, the Audit Committee may establish guidelines for management to follow in its ongoing dealings with the related person. Additionally, the Audit Committee will review transactions annually to determine whether they continue to be in compliance with policy guidelines and remain appropriate.
Certain Relationships and Related Transactions
Mr. Edwin A. Scharlau II, an executive officer of the Corporation, had two family members working for the Corporation during 2006. Robert Scharlau, son of Mr. Scharlau, was employed with Busey Bank Florida and was compensated in the amount of $89,020. Thomas Scharlau, brother of Mr. Scharlau, was employed with Busey Bank and was compensated in the amount of $213,000.
Mr. Knox, a director of the Corporation, is an attorney with Tummelson Bryan & Knox, Urbana, Illinois, and provided legal and certain consulting services to the Corporation during fiscal 2006. The dollar amount of the fees paid to Tummelson Bryan & Knox for such services during the 2006 fiscal year was $61,868.
The Corporation’s banking subsidiaries have, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, director nominees, executive officers and holders of 5% or more of the Corporation’s Common Stock, their immediate families and their affiliated companies. These transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons. These transactions have not involved and will not involve more than the normal risk of collectibility or any other unfavorable features. At December 31, 2006, these persons and companies were indebted to the Corporation’s banking subsidiaries for loans totaling approximately $2.5 million representing 1.35% of total shareholders’ equity. In addition to these loans, the Corporation’s banking subsidiaries make loans to officers of the Corporation’s subsidiaries who are not executive officers of First Busey.

Director Independence
The Board of Directors of the Corporation undertakes a formal annual review of director independence. This process consists of an oral question and answer session at a board meeting at which all directors hear the responses of each director and have an opportunity to evaluate the facts presented. As part of this question and answer session, each director is asked to confirm that there are no facts or circumstances with respect to the director that would be in conflict with the Nasdaq listing standards regarding independence or that would otherwise compromise the director’s independence. This independence review is further supplemented by an annual questionnaire that directors are required to complete that contains a number of questions designed to ascertain the facts necessary to determine independence, as well as facts regarding any related party transactions. Based upon these reviews, the Board of Directors has determined the status of each of the directors’ independence, as set forth in the description contained in Item 10, Part III of this Form 10-K.
Item 14. Principal Accountant Fees and Services
Appointment of McGladrey & Pullen, LLP
The Audit Committee appointed McGladrey & Pullen as our independent auditors for 2006.
Auditors’ Fees
Fees paid to McGladrey & Pullen, LLP and RSM McGladrey, Inc., the Corporation’s auditors, for services rendered in 2006 and 2005 are as follows:

		% of		% of
Fees:	2006	Total Fees	2005	Total Fees
Audit	$266,685	79.6%	$381,727	86.9%
Audit-related	18,000	5.4%	29,500	6.7%
Tax	25,960	7.7%	27,907	6.4%
All other	24,325	7.3%	250	*

Total	$334,970		$439,384

*	less than 1%
In 2006, the Audit Committee pre-approved audit services which consisted of professional services rendered for the audit of Corporation’s consolidated financial statements, attestation report on internal controls over financial reporting in accordance with Sarbanes-Oxley Section 404, review of financial statements included in the Corporation’s quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings. Also pre-approved were audit-related services in connection with the subsidiaries and agreed upon procedures for the trust department. Pre-approved tax services were related to the preparation of original and amended tax returns, claims for refunds and tax payment-planning services for tax compliance, tax planning and tax advice. Pre-approved other services were primarily related to the S-4 registration in conjunction with the merger of the Corporation and Main Street Trust, Inc.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated September 20, 2006, by and among First Busey Corporation and Main Street Trust, Inc. (previously filed as Exhibit 2.1 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein)

3.1	Restated Articles of Incorporation of First Busey Corporation (filed as Exhibit 3.1 to First Busey’s Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 10, 2004, (Commission File No. 0-15950), and incorporated herein by reference)

3.2	First Busey Corporation Revised By-Laws (filed as Exhibit 3.2 to First Busey’s Form 10-Q for the quarterly period ended March 31, 2004, filed with the Commission on May 10, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.1	First Busey Corporation 1993 Restricted Stock Award Plan (filed as Appendix E to First Busey’s definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.3	First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.4	First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey’s definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.5	First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.6	First Busey Corporation loan agreement with JPMorgan Chase N.A., formerly known as Bank One, to be filed as Exhibit A to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004

10.7	Severance and General Release Agreement, dated May 15, 2006, by and between the Corporation and Barbara J. Kuhl (previously filed as Exhibit 10.1 to the Corporation’s Form 8-K dated May 18, 2006, and incorporated by reference herein).

14.1	First Busey Corporation Code of Ethics (filed as Exhibit 14.1 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (Registration 0-015950), and incorporated herein by reference)

21.1	List of Subsidiaries of First Busey Corporation

23.1	Consent of McGladrey & Pullen, LLP

Exhibit
Number	Description of Exhibit
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Corporation’s Chief Financial Officer

99.3	Letter agreement between First Busey Corporation and Douglas C. Mills, dated September 20, 2006 (previously filed as Exhibit 99.3 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

99.4	Letter agreement between First Busey Corporation and Edwin A. Scharlau II, dated September 20, 2006 (previously filed as Exhibit 99.4 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

99.5	Letter agreement between First Busey Corporation and David D. Mills, dated September 20, 2006 (previously filed as Exhibit 99.5 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

99.6	Letter agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (previously filed as Exhibit 99.6 to the Corporation’s Form 8-K dated September 21, 2006, and incorporated by reference herein).
Financial Statement Schedules
Financial statement schedules not included in this Form 10-K, have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.
First Busey Corporation Index to Financial Statements

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 16, 2007.

FIRST BUSEY CORPORATION
BY	/s/ DOUGLAS C. MILLS

Douglas C. Mills
Chairman of the Board, Chief Executive Officer
and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2007.

Signature	Title
/s/ DOUGLAS C. MILLS	Chairman of the Board, Chief Executive
Douglas C. Mills	Officer and President
(Principal Executive Officer)

/s/ BARBARA J. HARRINGTON	Chief Financial Officer
Barbara J. Harrington	(Principal Financial Officer)

/s/ JOSEPH M. AMBROSE	Director
Joseph M. Ambrose

/s/ DAVID L. IKENBERRY	Director
David L. Ikenberry

/s/ E. PHILLIPS KNOX	Director
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director
V. B. Leister, Jr.

/s/ JOSEPH E. O’BRIEN	Director
Joseph E. O’Brien

/s/ ARTHUR R. WYATT	Director
Arthur R. Wyatt

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005, AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE
CONSOLIDATED FINANCIAL STATEMENTS
To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois
We have audited the consolidated balance sheets of First Busey Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As described in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for stock based compensation in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Busey Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of First Busey Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of First Busey Corporation’s internal control over financial reporting.
Champaign, Illinois
March 13, 2007
McGladrey & Pullen LLP is a member firm of RSM International-
an affiliation of separate and independent legal entities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Stockholders and Board of Directors
First Busey Corporation
Urbana, Illinois
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Busey Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
McGladrey & Pullen LLP is a member firm of RSM International-
an affiliation of separate and independent legal entities.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that First Busey Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Busey Corporation and our report dated March 13, 2007 expressed an unqualified opinion.
Champaign, Illinois
March 13, 2007

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$63,316	$60,957
Federal funds sold	—	2,300
Securities available for sale	365,608	331,237
Loans held for sale (fair value 2006 $16,446; 2005 $11,877)	16,256	11,737
Loans (net of allowance for loan losses 2006 $23,588; 2005 $23,190)	1,917,083	1,714,235
Premises and equipment	41,001	37,815
Goodwill	54,386	54,102
Other intangible assets	3,746	5,122
Cash surrender value of bank owned life insurance	19,777	18,894
Other assets	28,341	27,023

Total assets	$2,509,514	$2,263,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$246,440	$265,170
Interest bearing	1,768,399	1,544,229

Total deposits	2,014,839	1,809,399
Federal funds purchased and securities sold under agreements to repurchase	54,770	50,113
Short-term borrowings	25,000	—
Long-term debt	156,650	169,883
Junior subordinated debt owed to unconsolidated trusts	55,000	50,000
Other liabilities	17,981	14,313

Total liabilities	2,324,240	2,093,708

Commitments and contingencies (Note 19)

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $.001 par value, authorized 40,000,000 shares shares; shares issued — 2006 22,082,383; 2005 22,082,024	22	22
Common stock to be issued	8	408
Surplus	46,624	44,812
Retained earnings	144,956	129,729
Accumulated other comprehensive income	5,494	7,282

Total stockholders’ equity before treasury stock, unearned ESOP shares and deferred compensation for restricted stock awards	197,104	182,253

Common stock shares in treasury, at cost — 2006 626,467; 2005 577,942	(11,830)	(10,477)
Unearned ESOP shares and deferred compensation for restricted stock awards	—	(2,062)

Total stockholders’ equity	185,274	169,714

Total liabilities and stockholders’ equity	$2,509,514	$2,263,422

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans, including fees	$132,861	$104,971	$77,499
Debt securities
Taxable interest income	9,231	7,624	5,487
Nontaxable interest income	3,300	2,432	1,939
Dividends	625	713	722
Federal funds sold	349	564	272

Total interest and dividend income	146,366	116,304	85,919

Interest expense:
Deposits	55,046	33,938	21,436
Federal funds purchased and securities sold under agreements to repurchase	2,833	1,179	399
Short-term borrowings	178	100	158
Long-term debt	7,734	6,670	5,372
Junior subordinated debt owed to unconsolidated trusts	4,060	3,455	2,676

Total interest expense	69,851	45,342	30,041

Net interest income	76,515	70,962	55,878
Provision for loan losses	1,300	3,490	2,905

Net interest income after provision for loan losses	75,215	67,472	52,973

Other income:
Service charges on deposit accounts	8,130	7,895	7,841
Trust fees	6,020	5,752	5,339
Commissions and brokers’ fees, net	2,653	2,327	2,335
Other service charges and fees	2,958	2,318	2,035
Security gains (losses), net	3,547	(54)	1,373
Gain on sales of loans	2,443	2,571	2,689
Other	2,710	2,728	2,178

Total other income	28,461	23,537	23,790

Other expenses:
Salaries and wages	26,431	23,217	19,529
Employee benefits	8,180	5,271	4,297
Net occupancy expense of premises	5,121	4,576	3,921
Furniture and equipment expenses	3,438	3,099	2,384
Data processing	1,753	1,962	1,915
Amortization of intangible assets	1,376	1,101	631
Stationery, supplies and printing	1,341	1,123	1,020
Other	12,447	10,766	9,388

Total other expenses	60,087	51,115	43,085

Income before income taxes	43,589	39,894	33,678
Income taxes	14,701	12,960	11,224

Net income	$28,888	$26,934	$22,454

Basic earnings per share	$1.35	$1.29	$1.10

Diluted earnings per share	$1.35	$1.29	$1.09

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)
							Deferred
				Accumulated			Compensation
				Other		Unearned	for Restricted
	Common		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total

Balance, January 1, 2004	$6,291	$20,968	$102,288	$9,191	$(10,667)	$(2,853)	$(41)	$125,177

Comprehensive income:
Net income	—	—	22,454	—	—	—	—	22,454
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during period, net of tax benefit of $535	—	—	—	—	—	—	—	806
Reclassification adjustment, net of taxes of ($546)	—	—	—	—	—	—	—	(827)

Other comprehensive income, net of tax of ($11)	—	—	—	(21)	—	—	—	(21)

Comprehensive income	—	—	—	—	—	—	—	22,433

Purchase of 123,727 shares for the treasury	—	—	—	—	(2,264)	—	—	(2,264)
Issuance of 173,550 shares of treasury stock for option exercise and related tax benefit	—	356	—	—	2,220	—	—	2,576
Issuance of 42,113 shares of treasury stock to benefit plans	—	270	—	—	538	—	—	808

Cash dividends:
Common stock at $.51 per share	—	—	(10,383)	—	—	—	—	(10,383)
Employee stock ownership plan shares allocated	—	102	—	—	—	397	—	499
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	26	26

Balance, December 31, 2004	$6,291	$21,696	$114,359	$9,170	$(10,173)	$(2,456)	$(15)	$138,872

(Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
Years Ended December 31, 2006, 2005, and 2004

(Dollars in thousands)
								Deferred
					Accumulated			Compensation
		Common			Other		Unearned	for Restricted
	Common	Stock to be		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Issued	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total

Balance, December 31, 2004	$6,291	$—	$21,696	$114,359	$9,170	$(10,173)	$(2,456)	$(15)	$138,872

Comprehensive Income:
Net Income	—	—	—	26,934	—	—	—	—	26,934
Other comprehensive income, net of tax:
Unrealized losses on securities available for sale arising during the period, net of tax benefit of $1,265	—	—	—	—	—	—	—	—	(1,921)
Reclassification adjustment, net of tax benefit of $21	—	—	—	—	—	—	—	—	33

Other comprehensive income, net of tax benefit of $1,244	—	—	—	—	(1,888)	—	—	—	(1,888)

Comprehensive Income	—	—	—	—	—	—	—	—	25,046

Reclassification of common stock from no par value to $.001 par value	(6,270)	—	6,270	—	—	—	—	—	—

Issuance of 849,965 shares of common stock for purchase of Tarpon Coast Bancorp, inc.	1	408	16,369	—	—	—	—	—	16,778

Purchase of 156,934 shares for the treasury	—	—	—	—	—	(3,235)	—	—	(3,235)
Issuance of 192,900 shares of treasury stock for option exercise and related tax benefit	—	—	285	—	—	2,791	—	—	3,076
Issuance of 10,000 shares of treasury stock to benefit plans	—	—	67	—	—	140	—	—	207

Cash dividends:
Common stock at $.56 per share	—	—	—	(11,564)	—	—	—	—	(11,564)
Employee stock ownership plan shares allocated	—	—	125	—	—	—	398	—	523
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	—	11	11

Balance, December 31, 2005	$22	$408	$44,812	$129,729	$7,282	$(10,477)	$(2,058)	$(4)	$169,714

									(Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
Years Ended December 31, 2006, 2005, and 2004

(Dollars in thousands)
								Deferred
					Accumulated			Compensation
		Common			Other		Unearned	for Restricted
	Common	Stock to be		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Issued	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total

Balance, December 31, 2005	$22	$408	$44,812	$129,729	$7,282	$(10,477)	$(2,058)	$(4)	$169,714

Comprehensive Income:
Net Income	—	—	—	28,888	—	—	—	—	28,888
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $231	—	—	—	—	—	—	—	—	349
Reclassification adjustment, net of tax benefit of $1,410	—	—	—	—	—	—	—	—	(2,137)

Other comprehensive income, net of tax benefit of $1,179	—	—	—	—	(1,788)	—	—	—	(1,788)

Comprehensive Income	—	—	—	—	—	—	—	—	27,100

Issuance of 20,271 shares of common stock for purchase of Tarpon Coast Bancorp, Inc.	—	(400)	407	—	—	—	—	—	7

Purchase of 96,000 shares of treasury	—	—	—	—	—	(2,040)	—	—	(2,040)
Issuance of 47,475 shares of treasury stock for option exercise and related tax benefit	—	—	185	—	—	687	—	—	872

Cash dividends:
Common stock at $.64 per share	—	—	—	(13,661)	—	—	—	—	(13,661)
Employee stock ownership plan shares allocated	—	—	799	—	—	—	2,058	—	2,857
Stock based employee compensation	—	—	421	—	—	—	—	—	421
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	—	4	4

Balance, December 31, 2006	$22	$8	$46,624	$144,956	$5,494	$(11,830)	$—	$—	$185,274

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$28,888	$26,934	$22,454
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	425	11	26
Depreciation and amortization	5,459	4,720	3,525
Provision for loan losses	1,300	3,490	2,905
Fair value adjustment on employee stock ownership plan shares allocated	799	125	102
Provision for deferred income taxes	(2,049)	(698)	(1,071)
Stock dividends received	—	(286)	(457)
Accretion of security discounts, net	(1,178)	(1,027)	(563)
Security (gains) losses, net	(3,547)	54	(1,373)
Gain on sales of loans, net	(2,443)	(2,571)	(2,689)
(Gain) loss on sales and dispositions of premises and equipment	(35)	4	42
Increase in cash surrender value of bank owned life insurance	(883)	(796)	(798)
Market valuation adjustment on ORE properties	—	—	760
Net gains on sale of ORE properties	(9)	(179)	(19)
Increase in deferred compensation	122	142	577
Change in assets and liabilities:
Increase (decrease) in other assets	570	(4,460)	(875)
Increase in other liabilities	3,940	4.438	560

Net cash provided by operating activities before loan originations and sales	31,359	29,901	23,106

Loans originated for sale	(181,658)	(178,404)	(159,560)
Proceeds from sales of loans	179,582	178,812	185,057

Net cash provided by operating activities	29,283	30,309	48,603

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(166,606)	(178,151)	(271,763)
Proceeds from sales	15,020	69,695	55,641
Proceeds from maturities	120,127	148,609	140,244
Decrease (increase) in Federal funds sold	2,300	4,546	(1,507)
Increase in loans	(205,276)	(156,573)	(156,755)
Purchases of premises and equipment	(7,301)	(6,293)	(3,529)
Proceeds from sales of premises and equipment	67	70	7
Proceeds from sale of ORE properties	652	4,732	66
Increase in investment in life insurance	—	(465)	—
Purchase of subsidiary, net of cash and due from banks Acquired	—	(12,392)	(35,990)

Net cash used in investing activities	(241,017)	(126,222)	(273,586)

(Continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Cash Flows from Financing Activities
Net increase in certificates of deposit	$148,854	$47,257	$83,058
Net increase in demand deposits, money market and savings accounts	56,586	63,890	72,085
Net increase in federal funds purchased and securities sold under agreements to repurchase	4,657	5,591	101
Proceeds from short-term borrowings	37,000	4,000	15,250
Principal payments on short-term borrowings	(12,000)	(15,250)	(5,250)
Proceeds from long-term debt	50,325	52,500	74,655
Principal payments on long-term debt	(61,500)	(47,593)	(25,059)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	30,000	10,000	15,000
Redemption of junior subordinated debt owed to unconsolidated trusts	(25,000)	—	—
Cash dividends paid	(13,661)	(11,564)	(10,383)
Purchase of treasury stock	(2,040)	(3,235)	(2,264)
Proceeds from sales of treasury stock	872	3,283	3,384

Net cash provided by financing activities	214,093	108,879	220,577

Net increase (decrease) in cash and due from banks	2,359	12,966	(4,406)
Cash and due from banks, beginning	60,957	47,991	52,397

Cash and due from banks, ending	$63,316	$60,957	$47,991

FIRST BUSEY CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Purchase of Subsidiary:
Cash payment	$—	$19,131	$42,072
Common stock issued	—	16,778	—

Total purchase price	$—	$35,909	$42,072

Assets acquired:
Cash and due from other banks	$—	$6,739	$6,082
Federal funds sold	—	3,746	1,593
Securities available for sale	—	21,007	49,285
Loans held for sale	—	—	1,853
Loans (net of allowance for loan losses of $1,208 and $2,069)	—	114,744	147,758
Premises and equipment	—	8,787	3,483
Goodwill	—	22,317	24,405
Other intangible assets	—	2,371	2,383
Other assets	—	1,701	4,392
Liabilities assumed:
Deposits	—	(139,430)	(147,084)
Securities sold under agreements to repurchase	—	(2,964)	(25,457)
Short-term borrowings	—	—	(1,250)
Long-term debt	—	—	(23,322)
Other liabilities	—	(3,109)	(2,049)

	$—	$35,909	$42,072

Cash payments for:
Interest	$65,493	$43,210	$28,707
Income taxes	$15,671	$13,991	$10,555

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$1,128	$701	$138
Employee stock ownership plan shares allocated	$2,058	$398	$397
See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Description of business:
First Busey Corporation (the Corporation) is a Nevada corporation and a financial holding company whose subsidiaries provide retail and commercial banking services and offer a full range of financial products and services including depository, lending, security broker/dealer services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in Central Illinois, Indianapolis, Indiana and Southwest Florida. The Corporation and subsidiaries are subject to competition from other financial institutions and non-financial institutions providing financial products and services. First Busey Corporation and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:
Basis of consolidation
The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank and its subsidiary: BAT, Inc. (dissolved November 2005); Busey Bank, N.A., representing the combination of the former banks Busey Bank Florida and Tarpon Coast National Bank, and its subsidiary Tarpon Coast Financial Services; First Busey Resources, Inc.; Busey Investment Group, Inc. and its subsidiaries: First Busey Trust & Investment Company, Inc., First Busey Securities, Inc., Busey Insurance Services, Inc., and Busey Capital Management. The financial statements also include the following wholly owned entities on a deconsolidated basis: First Busey Capital Trust I (dissolved June 2006), First Busey Statutory Trust II, First Busey Statutory Trust, III and First Busey Statutory Trust, IV. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Cash flows
For purposes of the consolidated statement of cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from federal funds purchased and sold, and securities sold under agreements to repurchase are reported net, since their original maturities are less than three months. Cash flows from loans and deposits are also treated as net increases or decreases.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities
Securities classified as available for sale are those debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Corporation’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.
Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost.
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
The allowance consists of specific, general and unallocated components. The specific component considers loans that are classified as doubtful, substandard, or special mention. For such loans that classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan. The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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
Long-lived assets
Management periodically reviews the carrying amount of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful lives of those assets. In making such determination, management evaluates the future cash flows, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.
Other real estate owned
Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost. Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. The Corporation did not recognize a loss provision during the year ended December 31, 2006 and 2005, and $760,000 during the year ended December 31, 2004 respectively in valuation allowances associated with the carrying amount of properties held in OREO. Revenue and expense from the operations of foreclosed assets and changes in the valuation allowance are included in operations. Other real estate owned included in other assets was approximately $721,000 and $236,000 as of December 31, 2006, and 2005, respectively.
Goodwill and other intangible assets
Costs in excess of the estimated fair value of identifiable net tangible assets acquired consist of goodwill and core deposit intangible assets. Goodwill is not amortized, but is subject to at least annual impairment assessments. The Corporation performs assessments by comparing the fair value of each reporting unit with goodwill to the book value of the reporting unit.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill disclosures are as follows:

		Busey
	Busey Bank	Bank, N.A.	Other	Total
	(Dollars in thousands)

Balance, December 31, 2004	$30,237	$—	$1,548	$31,785
Acquired during year	—	22,317	—	22,317

Balance, December 31, 2005	$30,237	$—	1,548	$54,102
Purchase Accounting Adjustments	—	284	—	284

Balance, December 31, 2006	$30,237	$22,601	1,548	$54,386

Core deposit intangible assets are amortized on a straight-line basis over the estimated period benefited up to 10 years. Other intangible asset disclosures are as follows:

	As of December 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization
	(Dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$12,760	$9,014

Aggregate amortization expense:
2006		$1,376
2005		1,101
2004		631

Estimated amortization expense:
2007		$934
2008		846
2009		806
2010		651
2011		172
Thereafter		337

		3,746

Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and, any impairment loss recognized takes into consideration the discounted value of projected operating cash flows.
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
Reclassifications
Reclassifications have been made to certain account balances, with no effect on net income or stockholders’ equity, as of and for the years ended December 31, 2005 and 2004, to be consistent with the classifications adopted as of and for the year ended December 31, 2006.

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
Effective January 1, 2006, the Corporation adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R) . Results for prior periods have not been restated.
Prior to the adoption of Statement 123(R), the Corporation presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. Statement 123(R) requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be presented as financing cash flows. The Corporation had no excess cash inflows during the year ended December 31, 2006.
The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement 123 to options granted under the Corporation’s stock option plan for the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the shorter of the optionees’ service period or the options’ vesting periods.

	2005	2004
	(in thousands,
	except per share data)
Net income:
As reported	$26,934	$22,454
Deduct total stock option based compensation expense determined under the fair value method for all awards, net of related tax effects not included in reported net income	289	336

Pro forma	$26,645	$22,118

Basic earnings per share:
As reported	$1.29	$1.10
Pro forma	$1.28	$1.09

Diluted earnings per share:
As reported	$1.29	$1.09
Pro forma	$1.27	$1.08
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
The following reflects net income per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2006	2005	2004

Net income available to common shareholders	$28,888,000	$26,934,000	$22,454,000

Basic average common shares outstanding	21,349,416	20,804,804	20,370,473
Dilutive potential due to stock options	56,654	114,075	140,950

Average number of common shares and dilutive potential common shares outstanding	21,406,070	20,918,879	20,511,423

Basic net income per share	$1.35	$1.29	$1.10

Diluted net income per share	$1.35	$1.29	$1.09

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impact of new financial accounting standards
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. This interpretation is effective for the Corporation’s fiscal year beginning January 1, 2008. The Corporation is evaluating the impact of the statement on its financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 is effective for the Corporation’s fiscal year beginning January 1, 2008. The Corporation is evaluating the impact of the statement on its financial position and results of operations.
In September 2006, the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) was issued to require that an employer recognize a liability for post-employment benefits promised to the employee based on the arrangement between the employer and the employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agreed to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agreed to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. EITF 06-4 is effective for the Corporation’s fiscal year beginning January 1, 2008. The Corporation is required to adopt EITF 06-4 on January 1, 2008 through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Corporation is currently evaluating the impact of adopting EITF 06-4 on its financial position, results of operations, and liquidity.
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
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. This statement is effective for the Corporation’s fiscal year beginning January 1, 2007. The Corporation is evaluating the impact of the statement on its financial position and results of operations.
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

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Business Combinations
Main Street Trust, Inc.
On September 20, 2006, the Corporation signed a definitive agreement with Main Street Trust, Inc., (Main Street) in which Main Street will merge with and into the Corporation, with the Corporation the surviving entity. Under the terms of the merger agreement, Main Street shareholders will receive shares of the Corporation common stock in a fixed exchange ratio of 1.55 shares of the Corporation for each share of Main Street. The combined company will maintain the “First Busey Corporation” name and NASDAQ Global Select market symbol of “BUSE”.
The merger has been approved by Main Street’s and the Corporation’s stockholders; however, is subject to approval by banking regulators and to other customary conditions.
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
Busey Bank Florida and Tarpon Coast National Bank merged at the close of business on February 17, 2006, and the resultant bank is Busey Bank, N.A. Busey Bank N.A. is headquartered in Port Charlotte, Florida.
First Capital Bankshares, Inc.
On June 1, 2004, First Busey Corporation acquired all the outstanding common stock of First Capital Bankshares, Inc. (First Capital) and its subsidiary First Capital Bank, a $239 million bank headquartered in Peoria, Illinois. This acquisition expands the Corporation’s banking presence in central Illinois into Peoria and surrounding communities. The transaction has been accounted for as a purchase, and the results of operations of both entities since the acquisition date have been included in the consolidated financial statements. The purchase price of $42,072,000 was allocated based upon the fair value of assets acquired and liabilities assumed. The excess of total acquisition cost over the fair value of the net tangible assets acquired has been allocated to core deposit intangible assets and goodwill. The core deposit intangibles of $2,383,000 are being amortized over periods ranging from three to ten years.
On May 20, 2005, First Capital Bank merged into Busey Bank bringing all Illinois banking locations under one state bank charter.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pro forma unaudited operating results for the twelve months ended December 31, 2005 and 2004, giving effect to the Tarpon and First Capital acquisitions as if they had occurred as of January 1, 2004 are as follows:

	2005	2004

	(Dollars in thousands,
	except per share data)
Interest income	$120,954	$97,032
Interest expense	46,601	34,220
Provision for loan losses	3,550	3,520
Noninterest income	24,206	25,959
Noninterest expense	55,694	50,867

Income before income taxes	$39,315	$34,384
Income taxes	12,912	11,489

Net income	$26,403	$22,895

Earnings per share – basic	$1.24	$1.08

Earnings per share – diluted	$1.23	$1.07

Note 3. Cash and Due from Banks
The Corporation’s banking and thrift subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Banks of Chicago and Atlanta, which may be offset by cash on hand. The required reserve balances as of December 31, 2006 and 2005 were approximately $21,523,000 and $20,963,000, respectively.
Busey Bank and First Capital Bank have established clearing balance requirements with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services. As of December 31, 2006, the clearing balance requirements totaled $2,750,000 which is the same as the clearing balance requirements totaled in December 31, 2005.
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

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Securities
The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
December 31, 2006:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$228,667	$265	$320	$228,612
Obligations of states and political Subdivisions	85,365	541	453	85,453
Mortgage-backed securities	25,332	29	131	25,230
Corporate debt securities	3,330	4	40	3,294

	342,694	839	944	342,589
Mutual funds and other equity securities	3,571	9,242	18	12,795
Federal Home Loan Bank and Federal Reserve Bank stock	10,224	—	—	10,224

	$356,489	$10,081	$962	$365,608

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Dollars in thousands)
December 31, 2005:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$204,538	$106	$1,720	$202,924
Obligations of states and political Subdivisions	81,994	826	763	82,057
Mortgage-backed securities	16,803	88	54	16,837
Corporate securities	2,959	7	40	2,926

	306,294	1,027	2,577	304,744
Mutual funds and other equity securities	2,087	13,653	17	15,723
Federal Home Loan Bank and Federal Reserve Bank stock	10,770	—	—	10,770

	$319,151	$14,680	$2,594	$331,237

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of debt securities available for sale as of December 31, 2006, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value

	(Dollars in thousands)
Due in one year or less	$168,646	$168,371
Due after one year through five years	101,036	101,413
Due after five years through ten years	50,867	50,784
Due after ten years	22,145	22,021

	$342,694	$342,589

Gains and losses related to sales of securities are summarized as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Gross security gains	$3,563	$584	$1,544
Gross security losses	(16)	(638)	(171)

Net security gains (losses)	$3,547	$(54)	$1,373

The tax provision (benefit) for these net realized gains and losses amounted to $1,410,000, $(21,000), and $546,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Investment securities with carrying amounts of $252,893,000 and $210,162,000 on December 31, 2006 and 2005, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005 aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12		existing greater than 12
	months, gross		months, gross		Total, gross

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
December 31, 2006:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,947	$51	$86,991	$269	$144,938	$320
Obligations of states and political subdivisions	23,631	143	21,502	310	45,133	453
Mortgage-backed securities	16,548	4	5,749	127	22,297	131
Corporate securities	1,043	4	1,562	36	2,605	40

Subtotal, debt securities	$99,169	$202	$115,804	$742	$214,973	$944

Mutual funds and other equity securities	34	6	52	12	86	18

Total temporarily impaired securities	$99,203	$208	$115,856	$754	$215,059	$962

	Continuous unrealized losses		Continuous unrealized losses
	existing for less than 12		existing greater than 12
	months, gross		months, gross		Total, gross

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
December 31, 2005:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$103,344	$510	$88,711	$1,210	$192,055	$1,720
Obligations of states and political subdivisions	46,800	711	2,134	52	48,934	763
Mortgage-backed securities	5,532	52	382	2	5,914	54
Corporate securities	1,285	12	909	28	2,194	40

Subtotal, debt securities	$156,961	$1,285	$92,136	$1,292	$249,097	$2,577

Mutual funds and other equity securities	—	—	64	17	64	17

Total temporarily impaired securities	$156,961	$1,285	$192,200	$1,309	$249,161	$2,594

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total number of securities in the investments portfolio in an unrealized loss position as of December 31, 2006, and December 31, 2005, were 236 and 270, respectively. All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. Unrealized losses in the portfolio at December 31, 2006, and December 31, 2005, resulted from increased market interest rates and not from deterioration in the creditworthiness of the issuers. Because the Corporation has the ability and intent to hold these securities until market price recovery or maturity, these investments are not considered by management to be other-than-temporarily impaired.
Note 5. Loans
The composition of loans is as follows:

	December 31,
	2006	2005

	(Dollars in thousands)
Commercial	$224,264	$219,134
Real estate construction	467,477	345,454
Real estate — farmland	16,237	10,188
Real estate — 1 to 4 family residential mortgage	531,462	517,185
Real estate — multifamily mortgage	125,544	104,502
Real estate — non-farm nonresidential mortgage	512,339	470,779
Installment	39,477	45,702
Agricultural	22,691	23,433

	1,939,491	1,736,377
Plus net deferred loan origination costs	1,180	1,048

	1,940,671	1,737,425
Less allowance for loan losses	23,588	23,190

Net loans	$1,917,083	$1,714,235

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $637,883,000 and $575,281,000 as of December 31, 2006 and 2005, respectively. The loan portfolio also includes a concentration of loans for real estate construction amounting to approximately $467,477,000 as of December 31, 2006. Generally these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers. Credit losses arising from lending transactions for commercial real estate entities are comparable with the Corporation’s credit loss experience on its loan portfolio as a whole.
Geographic distribution of the commercial real estate loans as of December 31, 2006 and 2005 follows:

	December 31,
	2006	2005

	(Dollars in thousands)
Illinois	$375,209	$335,702
Florida	209,530	167,745
Indiana	53,144	71,834

	$637,883	$575,281

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management’s opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.
Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

	December 31,
	2006	2005

	(Dollars in thousands)
Loans 90 days past due and still accruing	$2,002	$1,420
Non-accrual loans	5,763	4,483

	7,765	5,903

The following table presents data on impaired loans:

	2006	2005	2004
	(Dollars in thousands)
Impaired loans for which a specific allowance has been provided	$3,918	$2,361	$408
Impaired loans for which no specific allowance has been provided	$1,647	$682	$503

Total loans determined to be impaired	$5,565	$3,043	$911

Allowance for loan loss for impaired loans included in the allowance for loan losses	$801	$800	$168

Average recorded investment in impaired loans	$4,410	$881	$1,670

Interest income recognized from impaired loans	$151	$250	$28

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Allowance for Loan Losses
Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$23,190	$19,217	$16,228
Addition due to acquisition	—	1,208	2,069
Provision for loan losses	1,300	3,490	2,905
Recoveries applicable to loan balances previously charged off	234	215	202
Loan balances charged off	(1,136)	(940)	(2,187)

Balance, end of year	$23,588	$23,190	$19,217

Note 7. Loan Servicing
The unpaid principal balances of loans serviced by the Corporation for the benefit of others are not included in the accompanying consolidated balance sheets. These unpaid principal balances were $521,898,000 and $529,086,000 as of December 31, 2006 and 2005, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.
The balance of capitalized servicing rights included in other assets at December 31, 2006 and 2005, was $763,000 and $1,340,000, respectively. The fair values of these servicing rights were $999,000 and $1,843,000, respectively, at December 31, 2006 and 2005. The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Mortgage servicing rights capitalized	$312	$450	$838

Mortgage servicing rights amortized	$889	$1,074	$1,153

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Land	$11,446	$11,131
Buildings and improvements	36,464	32,830
Furniture and equipment	24,909	22,462

	72,819	66,423
Less accumulated depreciation	31,818	28,608

	$41,001	$37,815

Depreciation expense was $4,083,000, $3,487,000, and $2,894,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 9. Deposits
The composition of deposits is as follows:

	December 31,
	2006	2005
	(dollars in thousands)
Demand deposits, noninterest-bearing	$246,440	$265,170
Interest-bearing transaction deposits	89,467	48,042
Savings deposits	100,789	117,090
Money market deposits	695,539	645,347
Time deposits	882,604	733,750

Total	$2,014,839	$1,809,399

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $298,406,000 and $209,872,000 at December 31, 2006 and 2005, respectively. Brokered deposits of $25,710,000 and $8,337,000 are included in the balance of time deposits with a minimum denomination of $100,000 as of December 31, 2006 and 2005, respectively.
As of December 31, 2006, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2007	$677,278
2008	99,026
2009	57,326
2010	29,144
2011	19,405
Thereafter	425

$882,604

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four years from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The underlying securities are held by the Corporation’s safekeeping agent. The Corporation may be required to provide additional collateral based on the fair value of the underlying securities. Balances of securities sold under agreements to repurchase were $48,470,000 and $42,228,000 as of December 31, 2006 and 2005, respectively.
Note 11. Short-term Borrowings
Short-term borrowings consist of fixed-rate advances which mature in less than one year from date of origination. The advances are borrowed from the Federal Home Loan Bank (FHLB) of Chicago, collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank of Chicago stock. The Corporation had $25,000,000 in short-term borrowings outstanding as of December 31, 2006. The interest rate on the short-term FHLB of Chicago borrowings adjusts daily based upon the effective rate of the respective FHLB bank. The rate was 5.3112% on December 31, 2006. There were no short-term borrowings outstanding as of December 31, 2005.
At December 31, 2006, First Busey Corporation had an operating line in the amount of $10,000,000 from its primary correspondent bank. The entire balance was available as of December 31, 2006. The line, which is collateralized by the outstanding shares of Busey Bank, matures on January 25, 2008.
Note 12. Long-term Debt
Long-term debt is summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Notes payable, JPMorgan Chase N.A., interest payable quarterly

$250,000 term loan, ESOP related, retired December 2006. (1)	$—	$25

$2,370,000 term loan, ESOP related, retired December 2006. (1)	$—	$948

$1,356,500 term loan, ESOP related, retired December 2006. (1)	$—	$1,085

$30,000,000 term loan at six-month LIBOR plus 1.15% (effective rate of 6.83% at December 31, 2006), amount due on June 1, 2011	$30,000	$42,000

Notes payable, Federal Home Loan Banks of Chicago and Atlanta, collateralized by all otherwise unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank stock.	$126,650	$125,825

	$156,650	$169,883

(1)	During December 2006, as more fully described in Note 15, the Corporation retired the outstanding leverage related to its Employees’ Stock Ownership Plan (ESOP).

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the $30,000,000 term loan, the Corporation has agreed, among other things, not to incur at the holding company level additional debt exceeding $5,000,000, pledge as collateral any personal or real property, dispose of assets exceeding ten percent of the consolidated assets of the Corporation, become a guarantor of otherwise liable for debts of any other person, purchase the assets of or merge with another institution without prior consent of the lender. Additionally, First Busey has agreed to maintain an annual return on average total assets of 0.70% and to maintain sufficient capital to be classified as “well capitalized” on both a consolidated basis and at the individual bank level.
As of December 31, 2006, funds borrowed from the Federal Home Loan Banks of Chicago and Atlanta, listed above, consisted of fixed-rate advances maturing through May, 2013, with interest rates ranging from 2.58% to 5.54%. The weighted average rate on these long-term advances was 4.50% and 4.12% as of December 31, 2006 and 2005, respectively.
As of December 31, 2006, the scheduled maturities of long-term debt, in thousands, are as follows:

2007	$18,825
2008	30,000
2009	10,000
2010	25,500
2011	53,325
Thereafter	19,000

$156,650

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
The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2006:

	First Busey Statutory Trust II	First Busey Statutory Trust III	First Busey Statutory Trust IV

Junior Subordinated Notes:
Principal balance	$15,000,000	$10,000,000	$30,000,000
Annual interest rate(1)	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	6.94%
Stated maturity date	June 17, 2034	June 15, 2035	June 15, 2036
Call date	June 17, 2009	June 15, 2010	June 15, 2011

Trust Preferred Securities:
Face value	$15,000,000	$10,000,000	$30,000,000
Annual distribution rate(1)	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	6.94%
Issuance date	April 30, 2004	June 15, 2005	June 15, 2006
Distribution dates(2)	Quarterly	Quarterly	Quarterly

(1)	First Busey Statutory Trust IV maintains a 5-year fixed coupon of 6.94% through June 10, 2011, subsequently converting to a floating 3-month LIBOR +1.55%.

(2)	All cash distributions are cumulative

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of December 31, 2006 and 2005, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.
Note 14. Income Taxes
The components of income taxes consist of:

	Years Ended December 31,
	2006	2005	2004

	(Dollars in thousands)
Current	$16,750	$13,658	$12,295
Deferred	(2,049)	(698)	(1,071)

Total income tax expense	$14,701	$12,960	$11,224

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2006	2005	2004

	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Income

Income tax at statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax-exempt interest, net	(2.7)%	(2.4)%	(2.4)%
State Income Taxes, net	2.2%	1.8%	2.0%
Income on bank owned life insurance	(0.7)%	(0.7)%	(0.8)%
Amortization of intangibles	(0.1)%	(0.2)%	0.1%
Other, net	—%	(1.0)%	(0.6)%

	33.7%	32.5%	33.3%

Net deferred taxes, included in other assets at December 31, 2006 and other liabilities at December 31, 2005 in the accompanying balances sheets, include the following amounts of deferred tax assets and liabilities:

	2006	2005

	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$9,236	$8,990
Stock-based compensation	167	—
Loans held for sale	75	56
Deferred compensation	1,011	692
Accrued vacation	255	220
Other	206	182

	10,950	10,140

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	(3,626)	(4,805)
Other	(792)	(786)
Basis in premises and equipment	(1,989)	(2,810)
Mortgage servicing assets	(303)	(532)
Basis in core deposit intangibles	(943)	(1,282)
Deferred loan origination costs	(463)	(319)

	(8,116)	(10,534)

Net deferred tax asset (liability)	$2,834	$(394)

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Employee Benefit Plans
Employees’ Stock Ownership Plan
The First Busey Corporation Employees’ Stock Ownership Plan (ESOP) is available to all full-time employees who meet certain age and length of service requirements. The ESOP trust fund is able to purchase common shares of the Corporation using the proceeds of bank borrowings which is generally secured by the common shares. The borrowings are to be repaid using fully deductible contributions to the trust fund. As the ESOP makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employees’ accounts in accordance with applicable regulations under the Internal Revenue Code. Allocations of common stock released and forfeitures are based on the eligible compensation of each participant. Dividends on allocated shares of common stock are distributed directly to the participants, and dividends on unallocated shares are used to service the bank borrowings. All shares held by the ESOP, which were acquired prior to the issuance of Statement of Position 93-6, are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” for shares purchased prior to December 31, 1992.
In December 2006, the Corporation contributed approximately $2,100,000 to the ESOP to retire all outstanding borrowings and accrued interest in the trust fund.
As permitted by Statement of Position (SOP) 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. Compensation expense for shares released is equal to the fair market value of the shares when released if they were acquired on or after January 1, 1993. All shares released in 2006, 2005, and 2004 were acquired after January 1, 1993. During 2006, $2,904,000 of compensation expense was recognized for the ESOP, releasing 123,000 shares to participant accounts. During 2005, $574,000 of compensation expense was recognized for the ESOP, releasing 25,500 shares to participant accounts. During 2004, $467,000 of compensation expense was recognized for the ESOP releasing 25,500 shares to participant accounts. Compensation expense related to the ESOP is included in the chart below under “Employee Benefits”. Compensation expense related to the ESOP plan, including related interest expense, was $3,019,000, $684,000, and $635,000, in the years ended December 31, 2006, 2005 and 2004.
Shares held in the ESOP which were acquired prior to December 31, 1992 were as follows:

	2006	2005

Allocated shares	1,008,705	1,054,275
Unallocated shares	—	—

Total	1,008,705	1,054,275

Fair value of allocated shares at December 31	$23,251,000	$22,024,000

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2006		2005

		Fair		Fair
	Shares	Value	Shares	Value

Allocated shares	240,659	$5,547,000	121,649	$2,541,000
Unallocated shares	—	—	123,000	2,570,000

Total	240,659	$5,547,000	244,649	$5,111,000

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
The rights of the participants vest ratably over a seven-year period. Contributions to the plan were $1,079,000, $1,129,000, and $855,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2006	2005	2004

	(Dollars in thousands)
Employee benefits	$3,983	$1,703	$1,401
Interest on employee stock ownership plan debt	115	109	89

Total employer contributions	$4,098	$1,812	$1,490

First Busey Corporation sponsors a deferred compensation plan for executive officers for deferral of performance bonuses. The deferred compensation expense reported for the years ended December 31, 2006, 2005, and 2004 was $122,000, $742,000, and $577,000 respectively. The deferred compensation liability was $2,544,000 at December 31, 2006, and $1,722,000 at December 31, 2005. During 2006, $600,000 was accrued into the deferred compensation related to bonuses expensed in 2005.
Note 16. Stock Incentive Plans
Stock Option Plans:
In January 1999, the Corporation adopted the 1999 Stock Option Plan pursuant to which nonqualified stock options for up to 750,000 shares of common stock may be granted by the Executive Compensation and Succession Committee of the Board of Directors to directors and employees of First Busey Corporation and its subsidiaries.
In April 2004, the Corporation adopted the 2004 Stock Option Plan pursuant to which nonqualified stock options for up to 1,500,000 shares of common stock may be granted by the Executive Compensation and Succession Committee of the Board of Directors to directors and employees of First Busey Corporation and its subsidiaries.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the Corporation’s stock option plans, the Corporation is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Corporation has historically sourced stock option exercise from its treasury stock inventory, including exercises for the periods presented. Under the Corporation’s 2004 stock repurchase plan, 507,955 additional shares are authorized for repurchase. The repurchase plan has no expiration date.
The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

	2006		2005	2004

	Director	Employee	Director	Director	Employee

Number of options granted	62,000	188,000	54,000	54,000	300,000
Risk-free interest rate	4.98%	4.99%	3.28%	1.40%	2.12%
Expected life, in years	4.20	4.20	4.64	5.00	5.00
Estimated Forfeiture Rate	—	8.00%	—	—	—
Expected volatility	11.30%	11.30%	18.02%	18.20%	18.02%
Expected dividend yield	3.09%	3.17%	2.82%	2.80%	2.60%
Estimated fair value per option	$2.37	$2.27	$2.82	$2.04	$2.55
Expected life and estimated forfeiture rate is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of the Company’s common stock and correlates with the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of the option. The expected dividend yield represents the annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.
A summary of the status of the Corporation’s stock option plan for the years ended December 31, 2006, 2005, and 2004, and the changes during the years ending on those dates is as follows:

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(Dollars in thousands, except per share data)
Outstanding at beginning of year	625,925	$17.67	770,025	$16.47	596,400	$12.19
Granted	250,000	20.30	54,000	19.83	354,000	19.36
Exercised	(47,475)	15.50	(192,900)	13.45	(173,550)	12.31
Forfeited	(48,350)	19.88	(5,200)	19.59	(6,825)	16.18

Outstanding at end of year	780,100	$18.50	625,925	$17.67	770,025	$16.47

Exercisable at end of year	289,050	$16.11	279,525	$15.24	82,125	$11.95

Intrinsic value of options exercised during the year		$339		$1,157		$959
Weighted-average fair value per option for options granted during the year		$2.29		$2.82		$2.47

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes information about stock options outstanding at December 31, 2006:

				Options
	Options Outstanding			Exercisable
		Weighted-
		Average
		Remaining
Exercise		Contractual	Intrinsic		Intrinsic
Prices	Number	Life	Value	Number	Value

	(Dollars in thousands, except per share data)
$ 14.56	187,050	3.96		187,050
18.07	51,000	1.96		51,000
19.59	267,050	2.70		—
19.83	51,000	2.96		51,000
20.16	167,000	4.96		—
20.71	57,000	4.96		—

	780,100	3.62	$3,546	289,050	$2,006

The Corporation recorded stock option based compensation expense of $254,000, net of $167,000 tax benefit for the year ended December 31, 2006. As of December 31, 2006, the Corporation has unrecognized stock option expense of approximately $317,000, net of $209,000 tax benefit that is expected to be recognized over a weighted average period of 1.44 years.
Restricted Stock Award Plan:
The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 675,000 shares of common stock which may be granted by the Compensation Committee of the Board of Directors to certain executive officers and key personnel of First Busey Corporation and its subsidiaries. Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth. As of December 31, 2006, all shares under grant have been released. There were 1,500 shares under grant as of December 31, 2005.

	Number of Shares
	2006	2005	2004

Under restriction, beginning of year	1,500	3,225	6,450
Granted	—	—	—
Restrictions released	1,500	1,725	3,225
Forfeited and reissuable	—	—	—

Under restriction, end of year	—	1,500	3,225

Available to grant, end of year	597,300	597,300	597,300

Compensation expense is recognized for financial statement purposes over the period of performance. Compensation expense of $4,000, $11,000, and $26,000 was recognized under this plan during the years ended December 31, 2006, 2005, and 2004, respectively. There is no unrecognized compensation expense related to this plan as of December 31, 2006.

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
The following is an analysis of the changes in loans to related parties during the year ended December 31, 2006:

Balance at beginning of year	$13,548
Addition due to new directors	2,020
Deletion due to retirement of directors	(3,039)
New loans/ Advances	6,711
Repayments	(5,398)

Balance at end of year	$13,842

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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2006, the most recent notification from the federal and state regulatory agencies categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks’ categories. The Corporation’s and the Banks’ actual capital amounts and ratios as of December 31, 2006 and 2005, are also presented in the table.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
As of December 31, 2006:

Total Capital (to Risk Weighted Assets)
Consolidated	$205,198	10.49%	$156,546	8.00%	N/A	N/A
Busey Bank	$172,506	10.70%	$129,035	8.00%	$161,294	10.00%
Busey Bank, N.A	$45,813	13.97%	$26,243	8.00%	$32,804	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$177,459	9.07%	$78,273	4.00%	N/A	N/A
Busey Bank	$150,530	9.33%	$64,518	4.00%	$96,777	6.00%
Busey Bank, N.A.	$41,705	12.71%	$13,122	4.00%	$19,683	6.00%

Tier I Capital (to Average Assets)
Consolidated	$177,459	7.38%	$96,156	4.00%	N/A	N/A
Busey Bank	$150,530	7.67%	$78,456	4.00%	$98,070	5.00%
Busey Bank, N.A.	$41,705	9.74%	$17,130	4.00%	$21,413	5.00%

As of December 31, 2005:

Total Capital (to Risk Weighted Assets)
Consolidated	$180,244	10.31%	$139,915	8.00%	N/A	N/A
Busey Bank	$158,614	11.27%	$112,607	8.00%	$140,758	10.00%
Busey Bank Florida	$25,217	13.17%	$15,320	8.00%	$19,150	10.00%
Tarpon Coast National Bank	$15,717	11.47%	$10,964	8.00%	$13,705	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$152,230	8.70%	$69,958	4.00%	N/A	N/A
Busey Bank	$135,717	9.64%	$56,304	4.00%	$84,455	6.00%
Busey Bank Florida	$22,808	11.91%	$7,660	4.00%	$11,490	6.00%
Tarpon Coast National Bank	$14,509	10.59%	$5,482	4.00%	$8,223	6.00%

Tier I Capital (to Average Assets)
Consolidated	$152,230	6.93%	$87,911	4.00%	N/A	N/A
Busey Bank	$135,717	7.56%	$78,401	4.00%	$98,001	5.00%
Busey Bank Florida	$22,808	9.36%	$10,659	4.00%	$13,324	5.00%
Tarpon Coast National Bank	$14,509	9.58%	$7,534	4.00%	$9,418	5.00%

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
A summary of the contractual amount of the Corporation’s exposure to off-balance-sheet risk follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$536,763	$559,847
Standby letters of credit	18,595	12,567
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
The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. At December 31, 2006 and 2005, no amounts have been recorded as liabilities for the corporation’s potential obligations under these guarantees.
As of December 31, 2006, the Corporation has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Commitments
At December 31, 2006, the Corporation was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy expense of premises, was approximately $1,463,000, $1,041,000, and $992,000 the years ended December 31, 2006, 2005 and 2004, respectively.
The projected minimum rental payments under the terms of the leases at December 31, 2006, in thousands, are as follows:

2007	$1,058
2008	904
2009	279
2010	127
2011	24
Thereafter	129

$2,521

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
Cash and cash equivalents and federal funds sold
The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets’ fair values.
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

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deposits, federal funds purchased and securities sold under agreements to repurchase
The fair value of demand deposits, savings accounts, interest-bearing transaction accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities. The carrying amounts reported in the balance sheet for federal funds purchased and securities sold under agreements to repurchase approximate those liabilities’ fair values. The carrying amount of accrued interest payable approximates fair value.
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
Commitments to extend credit and standby letters of credit
The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. As of December 31, 2006 and 2005, these items are immaterial.

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Corporation’s financial instruments are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$63,316	$63,316	$60,957	$60,957
Federal funds sold	—	—	2,300	2,300
Securities	365,608	365,608	331,237	331,237
Loans, net	1,933,339	1,921,901	1,725,972	1,717,381
Accrued interest receivable	14,825	14,825	11,618	11,618

Financial liabilities:
Deposits	2,014,839	2,012,149	1,809,399	1,804,208
Federal funds purchased and securities sold under agreements to repurchase	54,770	54,770	50,113	50,113
Short-term borrowings	25,000	25,000	—	—
Long-term debt	156,650	155,196	169,883	168,073
Junior subordinated debt owed to unconsolidated trusts	55,000	55,342	50,000	50,625
Accrued interest payable	10,310	10,310	5,988	5,988
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
Note 21. Reportable Segments and Related Information
First Busey Corporation has three reportable segments, Busey Bank, Busey Bank, N.A., and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean, Peoria, Tazewell, and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank, N.A. provides a full range of banking services to individuals and corporate customers through its branch network in Charlotte, Lee and Sarasota Counties in Southwest Florida.
Busey Bank Florida and Tarpon Coast National Bank merged at the close of business on February 17, 2006, and the resultant bank is Busey Bank, N.A. Prior to this merger, Busey Bank Florida was a separate segment providing a full range of banking services to individual and corporate customers in Fort Myers and Cape Coral, Florida. Prior to this merger, Tarpon Coast National Bank was a separate segment providing a full range of banking services to individuals and commercial customers in Charlotte and Sarasota Counties in Southwest Florida. Segment information for all periods presented has been restated to reflect the combination of Busey Bank Florida and Tarpon Coast National Bank.
First Capital Bank merged into Busey Bank on May 20, 2005. Prior to this merger, First Capital Bank was a separate reportable segment providing a full range of banking services to individual and corporate customers in Peoria and Pekin, Illinois. Following the merger, the assets and operating results of the Peoria and Pekin markets are included in Busey Bank. Segment information for all periods presented has been restated to reflect the combination of Busey Bank and First Capital Bank.
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

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summarized information relates to the Corporation’s reportable segments:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest Income:
Busey Bank	$119,572	$96,571	$77,165
Busey Bank N.A.	26,588	19,559	8,475
Busey Investment Group	255	184	147
All Other	(49)	(10)	132

Total Interest Income	$146,366	$116,304	$85,919

Interest Expense:
Busey Bank	$52,317	$34,299	$24,068
Busey Bank N.A.	11,338	6,252	2,744
Busey Investment Group	—	—	—
All Other	6,196	4,791	3,229

Total Interest Expense	$69,851	$45,342	$30,041

Other Income:
Busey Bank	$19,765	$15,253	$16,228
Busey Bank N.A.	2,400	1,225	504
Busey Investment Group	7,815	7,490	7,310
All Other	(1,519)	(431)	(252)

Total Other Income	$28,461	$23,537	$23,790

Net Income:
Busey Bank	$29,542	$24,985	$21,853
Busey Bank N.A.	3,465	3,771	1,573
Busey Investment Group	2,299	2,141	1,989
All Other	(6,418)	(3,963)	(2,961)

Total Net Income	$28,888	$26,934	$22,454

Goodwill:
Busey Bank	$30,237	$30,237	$30,237
Busey Bank N.A.	22,601	22,317	—
Busey Investment Group	—	—	—
All Other	1,548	1,548	1,548

Total Goodwill	$54,386	$54,102	$31,785

Assets:
Busey Bank	$2,045,736	$1,840,102	$1,773,223
Busey Bank N.A.	449,223	422,706	175,778
Busey Investment Group	7,573	6,849	6,053
All Other	6,982	(6,235)	9,387

Total Assets	$2,509,514	$2,263,422	$1,964,441

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 22. Parent Company Only Financial Information
Condensed financial data for First Busey Corporation is presented below.
BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS

Cash and due from subsidiary bank	$2,985	$3,628
Securities available for sale	3,423	2,917
Loans	412	3,292
Investments in subsidiaries:
Bank	252,072	237,113
Non-bank	7,508	10,976
Premises and equipment, net	342	435
Goodwill	1,548	1,548
Other assets	5,247	6,999

Total assets	$273,537	$266,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Long-term debt	$30,000	$42,000
Long-term ESOP debt	—	2,058
Junior subordinated debentures due to unconsolidated trusts	55,000	50,000
Other liabilities	3,263	3,136

Total liabilities	88,263	97,194

Stockholders’ equity before unearned ESOP shares and deferred compensation for restricted stock awards	185,274	171,776
Unearned ESOP shares and deferred compensation for restricted Stock awards	—	(2,062)

Total stockholders’ equity	185,274	169,714

Total liabilities and stockholders’ equity	$273,537	$266,908

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$16,000	$15,000	$12,600
Non-bank	5,800	2,100	1,000
Interest and dividend income	250	221	199
Other income	1,101	1,437	1,275

Total operating income	23,151	18,758	15,074

Expenses:
Salaries and employee benefits	3,292	2,766	1,838
Interest expense	6,459	4,995	3,305
Operating expense	2,038	1,493	952

Total expenses	11,789	9,254	6,095

Income before income tax benefit and equity in undistributed income of subsidiaries	11,362	9,504	8,979

Income tax benefit	3,988	3,710	2,225

Income before equity in undistributed income of subsidiaries	15,350	13,214	11,204

Equity in undistributed income of subsidiaries:
Bank	17,007	13,756	10,826
Non-bank	(3,469)	(36)	424

Net income	$28,888	$26,934	$22,454

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$28,888	$26,934	$22,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	137	72
Equity in undistributed net income of subsidiaries	(13,538)	(13,720)	(11,250)
Stock-based compensation	428	11	26
Fair value adjustment on employee stock ownership plan shares allocated	799	125	102
Security gains, net	—	—	(164)
Gain on disposal of premises and equipment	(19)	(1)	—
Changes in assets and liabilities:
Decrease (Increase) in other assets	1,567	(539)	(4,222)
Increase in other liabilities	2,189	1,632	1,309

Net cash provided by operating activities	20,442	14,579	8,327

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	38	80	575
Purchases of securities available for sale	(100)	(100)	(194)
Decrease (Increase) in loans	2,880	(707)	(112)
Proceeds from sales of premises and equipment	—	45	—
Purchases of premises and equipment	(16)	(498)	(89)
Capital contribution to subsidiary	—	(27,631)	(42,366)

Net cash provided by (used in) investing activities	2,802	(28,811)	(42,186)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	2,000	3,000	—
Principal payments on short-term borrowings	(2,000)	(3,000)	—
Proceeds from issuance of long-term debt	—	21,000	42,000
Principal payments on long-term debt	(14,058)	(9,000)	(12,000)
Proceeds from issuance of junior subordinated debentures due to unconsolidated trusts	30,000	10,000	15,000
Redemption of junior subordinated debentures due to Unconsolidated trusts	(25,000)	—	—
Purchases of treasury stock	(2,040)	(3,235)	(2,264)
Proceeds from sales of treasury stock	872	3,283	3,384
Cash dividends paid	(13,661)	(11,564)	(10,383)

Net cash (used in) provided by financing activities	(23,887)	10,484	35,737

Net (decrease) increase in cash and due from subsidiary banks	(643)	(3,748)	1,878
Cash and due from subsidiary banks, beginning	3,628	7,376	5,498

Cash and due from subsidiary banks, ending	$2,985	$3,628	$7,376

FIRST BUSEY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23. Unaudited Interim Financial Data
The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2006
	December 31	September 30	June 30	March 31

Interest income	$39,698	$37,817	$35,691	$33,160
Interest expense	20,333	18,416	16,440	14,662

Net interest income	19,365	19,401	19,251	18,498
Provision for loan losses	300	300	300	400
Noninterest income	8,183	7,201	6,904	6,173
Noninterest expense	16,626	14,531	14,787	14,143

Income before income taxes	10,622	11,771	11,068	10,128
Income taxes	3,278	4,129	4,033	3,261

Net income	$7,344	$7,642	$7,035	$6,867

Basic earnings per share	$0.34	$0.36	$0.33	$0.32
Diluted earnings per share	$0.34	$0.36	$0.33	$0.32

	2005
	December 31	September 30	June 30	March 31

Interest income	$32,811	$30,445	$27,485	$25,563
Interest expense	13,733	11,971	10,336	9,302

Net interest income	19,078	18,474	17,149	16,261
Provision for loan losses	725	650	1,425	690
Noninterest income	5,900	6,118	5,964	5,555
Noninterest expense	14,551	13,163	12,152	11,249

Income before income taxes	9,702	10,779	9,536	9,877
Income taxes	3,139	3,220	3,260	3,341

Net income	$6,563	$7,559	$6,276	$6,536

Basic earnings per share	$0.31	$0.36	$0.31	$0.32
Diluted earnings per share	$0.31	$0.36	$0.31	$0.32