Form 10-Q
period 2007-03-31
FIRST BUSEY CORP /NV/
filed 2007-05-10
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended 3/31/2007
Commission File No. 0-15950
FIRST BUSEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	37-1078406

(State or other jurisdiction of
Incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. Main St.,
Urbana, Illinois	61801

(Address of principal
executive offices)	(Zip Code)
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
Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007

Common Stock, $.001 par value	21,462,366

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

2 of 37

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Unaudited)

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Assets
Cash and due from banks	$48,977	$63,316
Federal funds sold	57,701	—
Securities available for sale (amortized cost 2007, $320,070; 2006, $356,489)	328,004	365,608
Loans (net of allowance for loan losses 2007 $23,658; 2006 $23,588)	1,929,006	1,933,339
Premises and equipment	40,452	41,001
Cash surrender value of bank owned life insurance	20,009	19,777
Goodwill	54,386	54,386
Other intangible assets	3,491	3,746
Other assets	28,486	28,341

Total assets	$2,510,512	$2,509,514

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$246,124	$246,440
Interest bearing	1,796,253	1,768,399

Total deposits	$2,042,377	$2,014,839

Federal funds purchased and securities sold under agreements to repurchase	55,855	54,770
Short-term borrowings	1,000	25,000
Long-term debt	148,650	156,650
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	20,022	17,981

Total liabilities	$2,322,904	$2,324,240

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock	$—	$—
Common stock	22	22
Common stock to be issued	8	8
Surplus	46,776	46,624
Retained earnings	147,757	144,956
Accumulated other comprehensive income	4,781	5,494

Total stockholders’ equity before treasury stock	$199,344	$197,104
Treasury stock, at cost	(11,736)	(11,830)

Total stockholders’ equity	$187,608	$185,274

Total liabilities and stockholders’ equity	$2,510,512	$2,509,514

Common shares outstanding at period end	21,462,366	21,455,916

See accompanying notes to unaudited consolidated financial statements.

3 of 37

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$35,515	$29,982
Interest and dividends on investment securities:
Taxable interest income	2,823	2,164
Non-taxable interest income	794	803
Dividends	144	158
Interest on Federal funds sold	159	53

Total interest income	$39,435	$33,160

Interest expense:
Deposits	$16,586	$11,331
Federal funds purchased and securities sold under agreements to repurchase	644	477
Short-term borrowings	61	11
Long-term debt	1,884	1,850
Junior subordinated debt owed to unconsolidated trusts	999	993

Total interest expense	$20,174	$14,662

Net interest income	$19,261	$18,498
Provision for loan losses	300	400

Net interest income after provision for loan losses	$18,961	$18,098

Other income:
Service charges on deposit accounts	$1,874	$1,861
Trust	1,710	1,516
Other service charges and fees	792	675
Commissions and brokers fees, net	585	669
Gain on sales of loans	656	534
Security gains, net	503	224
Increase in cash surrender value of life insurance	232	212
Other operating income	580	482

Total other income	$6,932	$6,173

Other expenses:
Salaries and wages	$6,655	$6,497
Employee benefits	1,642	1,503
Net occupancy expense of premises	1,463	1,247
Furniture and equipment expenses	824	800
Data processing	534	404
Stationery, supplies and printing	310	339
Amortization of intangible assets	255	352
Other operating expenses	3,015	3,001

Total other expenses	$14,698	$14,143

Income before income taxes	$11,195	$10,128
Income taxes	3,459	3,261

Net income	$7,736	$6,867

Basic earnings per share	$0.36	$0.32

Diluted earnings per share	$0.36	$0.32

Dividends declared per share of common stock	$0.23	$0.16

See accompanying notes to unaudited consolidated financial statements

4 of 37

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities

Net income	$7,736	$6,867
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	123	71
Depreciation and amortization	1,328	1,307
Provision for loan losses	300	400
Provision for deferred income taxes	(316)	(861)
Amortization of security discounts, net	(433)	(296)
Gain on sales of investment securities, net	(503)	(224)
Gain on sales of loans	(656)	(534)
Net (gain) loss on sale of ORE properties	(9)	2
Gain on sale and disposition of premises and equipment	—	(4)
Increase in cash surrender value of bank owned life insurance	(232)	(212)
Increase in deferred compensation, net	5	29
Change in assets and liabilities:
Decrease in other assets	1,150	1,437
Decrease in other liabilities	(930)	(984)
(Decrease) increase in interest payable	(636)	139
Decrease in income taxes receivable	152	1,137
Increase in income taxes payable	3,602	3,076

Net cash provided by operating activities before loan originations and sales	$10,681	$11,350

Loans originated for sale	(43,189)	(33,486)
Proceeds from sales of loans	47,395	35,484

Net cash provided by operating activities	$14,887	$13,348

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	20,879	2,130
Proceeds from maturities of securities classified available for sale	95,313	28,178
Purchase of securities classified available for sale	(78,837)	(29,475)
Increase in Federal funds sold	(57,701)	(12,200)
Increase in loans	(391)	(12,952)
Proceeds from sale of premises and equipment	8	4
Proceeds from sale of ORE properties	224	33
Purchases of premises and equipment	(532)	(3,003)

Net cash used in investing activities	$(21,037)	$(27,285)

(continued on next page)

5 of 37

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(Dollars in thousands)
Cash Flows From Financing Activities
Net increase in certificates of deposit	$15,395	$13,849
Net increase in demand, money market and savings deposits	12,143	2,479
Cash dividends paid	(4,935)	(3,421)
Net increase (decrease) in Federal funds purchased and securities sold under agreement to repurchase	1,085	(389)
Proceeds from short-term borrowings	1,000	—
Principal payments on short-term borrowings	(25,000)	—
Principal payments on long-term debt	(8,000)	(10,000)
Purchase of treasury stock	—	(614)
Proceeds from sale of treasury stock	123	59

Net cash (used in) provided by financing activities	$(8,189)	$1,963

Net decrease in cash and due from banks	$(14,339)	$(11,974)
Cash and due from banks, beginning	$63,316	$60,957

Cash and due from banks, ending	$48,977	$48,983

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans	$874	$56

See accompanying notes to unaudited consolidated financial statements

6 of 37

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
	(Dollars in thousands)
Net income	$7,736	$6,867

Other comprehensive loss, before tax:
Unrealized net losses on securities:
Unrealized net holding losses arising during period	$(682)	$(1,639)
Less reclassification adjustment for gains included in net Income	(503)	(224)

Other comprehensive loss, before tax	$(1,185)	$(1,863)
Income tax benefit related to items of other comprehensive loss	(472)	(740)

Other comprehensive loss, net of tax	$(713)	$(1,123)

Comprehensive income	$7,023	$5,744

See accompanying notes to unaudited consolidated financial statements
FIRST BUSEY CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated interim financial statements of First Busey Corporation (the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The condensed consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation.
Note 2: Recent Accounting Pronouncements
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. An entity can elect either to (1) subsequently measure servicing rights at fair value and report changes in fair value in earnings, or (2) continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income or loss. The Company adopted SFAS No. 156 effective January 1, 2007. The Company elected to continue the current practice of amortizing servicing rights in proportion to and over the expected period of servicing income. The adoption did not have a material impact on the Company’s financial position, results of operations or liquidity.
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial

7 of 37

instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. This statement is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact of the statement on its financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact of the statement on its financial position and results of operations.
In September 2006, the Emerging Issues Task Force (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF 06-4) was issued to require that an employer recognize a liability for post-employment benefits promised to the employee based on the arrangement between the employer and the employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agreed to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agreed to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. EITF 06-4 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is required to adopt EITF 06-4 on January 1, 2008 through a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting EITF 06-4 on its financial position and results of operations.
Note 3: Unrealized Losses on Investment Securities
Information pertaining to securities with gross unrealized losses as of March 31, 2007, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
March 31, 2007:
U.S. Treasury	$4,095	$1	$4,988	$11	$9,083	$12
U.S. Agency	68,560	23	31,774	107	100,334	130
State and municipal	12,885	49	21,545	282	34,430	331
Mortgage-backed	368	1	3,124	29	3,492	30
Corporate	652	1	1,963	29	2,615	30

Subtotal, debt securities	$86,560	$75	$63,394	$458	$149,954	$533

Mutual funds and equity securities	29	11	50	14	79	25

Total temporarily impaired securities	$86,589	$86	$63,444	$472	$150,033	$558

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

8 of 37

Note 4: Loans
The major classifications of loans as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Commercial	$216,474	$224,264
Real estate construction	506,977	467,477
Real estate – farmland	15,864	16,237
Real estate – 1-4 family residential mortgage	525,923	531,462
Real estate — multifamily mortgage	110,911	125,544
Real estate — non-farm nonresidential mortgage	505,104	512,339
Installment	37,320	39,477
Agricultural	20,262	22,691

	$1,938,835	$1,939,491
Plus:
Net deferred loan costs	1,123	1,180
Loans held for sale	12,706	16,256

	1,952,664	1,956,927
Less:
Allowance for loan losses	23,658	23,588

Net loans	$1,929,006	$1,933,339

Loans held for sale are primarily real estate – 1-4 family residential mortgage loans with fair values of $12,840,000 at March 31, 2007 and $16,446,000 at December 31, 2006.
Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$23,588	$23,190
Provision for loan losses	300	400
Recoveries applicable to loan balances previously charged off	44	38
Loan balances charged off	(274)	(134)

Balance, March 31	$23,658	$23,494

9 of 37

Note 5: Earnings Per Share
Net income per common share has been computed as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars and shares in thousands, except per
	share amounts)
Net income	$7,736	$6,867

Shares:
Weighted average common shares outstanding	21,458	21,374

Dilutive effect of outstanding options as determined by the application of the treasury stock method	82	86

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	21,540	21,460

Basic earnings per share	$0.36	$0.32

Diluted earnings per share	$0.36	$0.32

Note 6: Stock-based Compensation
First Busey Corporation has two stock-based employee compensation plans, which are described more fully in Note 16 of the Company’s Annual Report on Form 10-K. The Company had no material excess cash inflows during the three months ended March 31, 2007.
In January 1999, the Company adopted the 1999 Stock Option Plan pursuant to which nonqualified stock options for up to 750,000 shares of common stock may be granted by the Executive Compensation and Succession Committee of the Board of Directors to directors and employees of First Busey Corporation and its subsidiaries.
In April 2004, the Company adopted the 2004 Stock Option Plan pursuant to which nonqualified stock options for up to 1,500,000 shares of common stock may be granted by the Executive Compensation and Succession Committee of the Board of Directors to directors and employees of First Busey Corporation and its subsidiaries.
Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Company has historically sourced stock option exercise from its treasury stock inventory, including exercises for the periods presented. Under the Company’s 2004 stock repurchase plan, 507,955 additional shares are authorized for repurchase. The repurchase plan has no expiration date.
The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model. The components of the Black-Scholes option pricing model are determined on a grant-by-grant basis. Expected life and estimated forfeiture rate is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of the Company’s common stock and correlates with the expected life of the options. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of the option. The expected dividend yield represents the annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option on a periodic basis to better reflect expected trends.

10 of 37

A summary of the status of and changes in the Company’s stock option plan for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
	(Dollars in thousands, except per share data)
Outstanding at beginning of year	780,100	$18.50
Granted	—	—
Exercised	(6,450)	17.01
Forfeited	(1,000)	20.16

Outstanding at end of period	772,650	$18.51	3.38

Exercisable at end of period	282,600	$16.09	3.20
The total intrinsic value of options exercised in the period ended March 31, 2007 and 2006 was $34,000 and $18,000, respectively.
The following table summarizes information about stock options outstanding at December 31, 2006:

				Options
	Options Outstanding			Exercisable
		Weighted-
		Average
		Remaining
Exercise		Contractual	Intrinsic		Intrinsic
Prices	Number	Life	Value	Number	Value
(Dollars in thousands, except per share data)
$ 14.56	185,100	3.72		185,100
18.07	46,500	1.71		46,500
19.59	267,050	2.46		—
19.83	51,000	2.71		51,000
20.16	166,000	4.71		—
20.71	57,000	4.71		—

	772,650	3.38	$2,253	282,600	$1,509

The Company recorded stock option based compensation expense of $75,000, net of $48,000 tax benefit for the quarter ended March 31, 2007 and $53,000, net of $33,000 tax benefit for the quarter ended March 31, 2006. As of March 31, 2007, the Company has unrecognized stock option expense of approximately $245,000, net of $158,000 tax benefit, that is expected to be recognized over a weighted average period of 1.19 years.

11 of 37

Note 7: Income Taxes
The Company is subject to income taxes in the U.S. federal and various state jurisdictions. The Corporation and its subsidiaries file consolidated Federal and State income tax returns with each subsidiary computing its taxes on a separate entity basis. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2003. The provision for income taxes is based on income as reported in the financial statements.
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
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.
Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007, was zero. There have been no adjustments to unrecognized tax benefits since January 1, 2007. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to March 31, 2007.
When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. The Company has no accruals for payments of interest and penalties at March 31, 2007.
The Company is not currently under examination by any tax authorities.
Note 8: Junior Subordinated Debt Owed to Unconsolidated Trusts
First Busey Corporation has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are issues that qualify, and are treated by the Company, as Tier I regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

12 of 37

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2007:

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
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption of the junior subordinated notes on a date no earlier than June 17, 2009, for First Busey Statutory Trust II, June 15, 2010, for First Busey Statutory Trust III, and June 15, 2011, for First Busey Statutory Trust IV. Prior to these respective redemption dates, the junior subordinated notes may also be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify for Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.
In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of March 31, 2007, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.
Note 9: Outstanding Commitments and Contingent Liabilities
The Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company and its subsidiaries.
As of March 31, 2007, Busey Bank N.A. has entered into a contractual commitment for the construction of a new branch location in Punta Gorda, Florida. Total commitment for the project is approximately $1,627,000. As of March 31, 2007, the full amount remains outstanding under the contract. Construction of this branch location is expected to be completed during the fourth quarter of 2007.
The Company and its subsidiaries are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

13 of 37

The Company and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments. The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$502,404	$536,763
Standby letters of credit	18,918	18,595
Commitments to extend credit are agreements to lend to a customer as long as no condition established in the contract has been violated. These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2007, and December 31, 2006, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.
As of March 31, 2007, the Company has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.
Note 10: Business Combinations
Main Street Trust, Inc.
On September 20, 2006, the Company signed a definitive agreement with Main Street Trust, Inc., (Main Street) in a merger of equals stock transaction in which Main Street will merge with and into the Company, with the Company the surviving entity. Main Street shareholders will receive shares of the Company’s common stock in a fixed exchange ratio of 1.55 shares of the Company for each share of Main Street. The combined company will maintain the “First Busey Corporation” name and NASDAQ Global Select market symbol of “BUSE”.
The merger has been approved by Main Street’s and the Company’s stockholders. The merger is subject to the approval of banking regulators and to other customary conditions.

14 of 37

Note 11: Reportable Segments and Related Information
The Company has three reportable segments, Busey Bank, Busey Bank N.A., and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean, Peoria, Tazewell, and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Busey Bank N.A. provides a full range of banking services to individual and corporate customers in Lee, Charlotte, and Sarasota Counties in southwest Florida.
The Company’s three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.
The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the annual report. The Company accounts for inter-segment revenue and transfers at current market value.

15 of 37

Following is a summary of selected financial information for the Company’s business segments for the three-month periods ended March 31, 2007, and March 31, 2006:

	Three Months Ended March31,
	2007	2006
	(Dollars in thousands)
Interest Income:
Busey Bank	$32,726	$26,767
Busey Bank N.A.	6,682	6,412
Busey Investment Group, Inc.	72	57
All Other	(45)	(76)

Total Interest Income	$39,435	$33,160

Interest Expense:
Busey Bank	$15,262	$10,886
Busey Bank N.A.	3,485	2,306
Busey Investment Group, Inc.	—	—
All Other	1,427	1,470

Total Interest Expense	$20,174	$14,662

Other Income:
Busey Bank	$4,772	$3,910
Busey Bank N.A.	479	541
Busey Investment Group, Inc.	1,896	1,909
All Other	(215)	(187)

Total Other Income	$6,932	$6,173

Net Income:
Busey Bank	$7,930	$6,603
Busey Bank N.A.	397	1,096
Busey Investment Group, Inc.	498	523
All Other	(1,089)	(1,355)

Total Net Income	$7,736	$6,867

Goodwill:
Busey Bank	$30,237	$30,237
Busey Bank N.A.	22,601	22,414
Busey Investment Group, Inc.	—	—
All Other	1,548	1,548

Total Goodwill	$54,386	$54,199

Total Assets:
Busey Bank	$2,045,585	$1,844,676
Busey Bank N.A.	450,537	421,889
Busey Investment Group, Inc.	7,744	7,135
All Other	6,646	(634)

Total Assets	$2,510,512	$2,273,066

16 of 37

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
These forward looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, and the risk that predictions and other forward looking statements will not be achieved. The Company cautions you not to place undue reliance on these forward looking statements as a number of important factors could cause actual future results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward looking statements. These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, the ability of the Company to successfully complete acquisitions, the continued growth of geographic regions served by the Company, and the retention of key individuals in the Company’s management structure.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries (“Company”) at March 31, 2007 (unaudited), as compared with December 31, 2006, and the results of operations for the three months ended March 31, 2007 and 2006 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s 2006 Annual Report on Form 10-K.
Certain reclassifications have been made to the balances, with no effect on net income, as of and for the three months ending March 31, 2006, to be consistent with the classifications adopted as of and for the three months ending March 31, 2007.
On September 20, 2006, the Company signed a definitive agreement with Main Street Trust, Inc., (Main Street) in a merger of equals stock transaction in which Main Street will merge with and into the Company, with the Company the surviving entity. Main Street shareholders will receive shares of the Company common stock in a fixed exchange ratio of 1.55 shares of the Company for each share of Main Street. The combined company will maintain the “First Busey Corporation” name and NASDAQ Global Select market symbol of “BUSE”.
The merger has been approved by Main Street’s and the Company’s stockholders. The merger is subject to approval by banking regulators and to other customary conditions.
The foregoing description of the merger does not purport to be complete and is qualified in its entirety by reference to the Agreement and Plan of Merger, dated September 29, 2006, which was filed as Exhibit 2.1 on a Current Report on Form 8-K on September 21, 2006 and the joint proxy statement/ prospectus filed in a Registration Statement on Form S-4/A, which was filed on January 12, 2007.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that are critical to the portrayal and understanding of the Company’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex. These estimates involve judgments, estimates and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. The two most significant estimates, allowance for loan losses and revenue recognition are discussed in this section. A full discussion of the Company’s critical accounting estimates is located in the Company’s 2006 Annual Report on Form 10-K.

17 of 37

Allowance for Loan Losses
The Company has established an allowance for loan losses which represents the Company’s estimate of the probable losses that have occurred as of the date of the consolidated financial statements. Management has established an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for loan losses is charged to current expense. This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.
There is no precise method of predicting specific loan losses or amounts which ultimately may be charged off on segments of the loan portfolio. The determination that a loan may become uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including (a) consideration of economic conditions and their effect on particular industries and specific borrowers; (b) a review of borrowers’ financial data, together with industry data, the competitive situation, the borrowers’ management capabilities and other factors; (c) a continuing evaluation of the loan portfolio, including monitoring by lending officers and staff credit personnel of all loans which are identified as being of less than acceptable quality; (d) an in-depth evaluation, on a monthly basis, of all impaired loans (loans are considered to be impaired when based on current information and events, it is probable the Company will not be able to collect all amounts due); and (e) an evaluation of the underlying collateral for secured lending, including the use of independent appraisals of real estate properties securing loans.
Periodic provisions for loan losses are determined by management based upon the size and the quality of the loan portfolio measured against prevailing economic conditions and historical loan loss experience and also based on specific exposures in the portfolio. Management has instituted a formal loan review system supported by an effective credit analysis and control process. The Company will maintain the allowance for loan losses at a level sufficient to absorb estimated uncollectible loans and, therefore, expects to make periodic additions to the allowance for loan losses.
Revenue Recognition
Income on interest-earning assets is accrued based on the effective yield of the underlying financial instruments. A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal.
SUMMARY
Net income for the three months ended March 31, 2007 reached the highest quarterly mark in the history of First Busey Corporation at $7,736,000, which represents an increase of $869,000 or 12.7% as compared to net income of $6,867,000 for the comparable period in 2006. Year-to-date diluted earnings per share increased 12.5% to $0.36 for the three-month period ended March 31, 2007, compared to $0.32 in the same period of 2006.
The increase in net income is due primarily to an increase in the net interest margin, the difference between the amount of interest the Company earns on its assets versus the amount of interest the Company pays on its liabilities. The net interest margin increase is due to loan growth and higher yields on loans, offset by growth in deposits and higher interest rates paid on deposits. Deposit interest rates have increased at a faster rate than loan interest rates due to increased competition for deposits and loans, leading to market pressure to increase deposit interest rates while holding loan interest rates down.
Net interest margin as a percentage of average earning assets has declined 21 basis points to 3.49% for the quarter ended March 31, 2007 as compared to the same period in 2006. The decline in the net interest margin percentage is due primarily to deposit interest rate increases and growth outpacing loan rate increases and growth. Rates in deposits and loans have remained mostly flat during the quarter ended March 31, 2007. The slight increase in the interest rate yields in the broad categories of loans and deposits during the first quarter of 2007, as compared to the fourth quarter of 2006, are primarily attributable to lagging effects of accounts transitioning to higher interest rates.
The Company’s two banking subsidiaries, Busey Bank and Busey Bank, N.A. (BBNA), had differing results for the quarter ended March 31, 2007. Busey Bank had net income of $7,930,000, an increase of $1,327,000 over the first quarter of 2006.

18 of 37

Busey Bank’s increase in net income was primarily due to a $1,583,000 increase in net interest margin. Busey Bank, N.A. had net income of $397,000, a decrease of $699,000 from the first quarter of 2006. The decrease in BBNA’s net income is primarily due to a decline in the net interest margin of $909,000. The net interest margin decline is attributable to the wind down of the short-term construction lending program, which has been disclosed in prior interim and annual filings, and the difficult southwest Florida real estate market. The decline in net interest margin was offset by cost reductions as natural attrition has reduced the headcount and eliminated personnel redundancies that existed at March 31, 2006.
In January 2007, First Busey Corporation issued a $0.23 per share dividend. The $0.23 per share dividend included a special, one-time dividend payment of $0.05 per share. The Company’s annualized return on average assets was 1.27% for the three months ended March 31, 2007, an increase of 4 basis points from 1.23% for the comparable period in 2006. The Company’s annualized return on average shareholders’ equity was 16.92% for the three months ended March 31, 2007, representing an increase of 57 basis points compared to 16.35% for the same period in 2006.
FINANCIAL CONDITION AT MARCH 31, 2007, AS COMPARED TO DECEMBER 31, 2006
Total assets and loans were essentially flat, a 0.0% increase and 0.2% decrease, respectively, at March 31, 2007 compared to December 31, 2006. Securities available for sale decreased $37,604,000, or 10.3%, to $328,004,000 at March 31, 2007 from $365,608,000 at December 31, 2006. The decrease in securities is primarily due to a portion of the maturities that were not re-invested during the quarter ended March 31, 2007. The decrease in securities is offset by a $57,701,000 increase in Federal funds sold at March 31, 2007.
Total deposits increased $27,538,000, or 1.4%, to $2,042,377,000 at March 31, 2007, from $2,014,839,000 at December 31, 2006. Noninterest-bearing deposits were essentially flat, showing a decrease of 0.1% at March 31, 2007 as compared to December 31, 2006. Interest-bearing deposits increased $27,854,000 or 1.6% to $1,796,253,000 at March 31, 2007, from $1,768,399,000 at December 31, 2006.
As of March 31, 2007, there were 282,600 options currently exercisable and an additional 491,050 stock options outstanding but not currently exercisable. The Company typically covers stock option exercises with shares from treasury. The Company had 620,017 shares in treasury at March 31, 2007. First Busey Corporation adopted the 2004 stock repurchase plan with 750,000 shares initially authorized for repurchase. The Company has 507,955 shares remaining that are authorized for repurchase under the plan.

19 of 37

ASSET QUALITY
The following table sets forth the components of non-performing assets and past due loans.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans	$8,762	$5,763
Loans 90 days past due, still accruing	2,281	2,002
Restructured loans	—	—
Total non-performing loans	$11,043	$7,765

Other real estate owned	1,380	720
Other assets acquired in satisfaction of debts previously contracted	1	1
Total non-performing other assets	$1,381	$721

Total non-performing loans and non-performing other assets	$12,424	$8,486

Non-performing loans to loans, before allowance for loan losses	0.57%	0.40%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	0.64%	0.43%
Total non-performing loans and non-performing other assets increased $3,938,000 or 46.4% to $12,424,000 as of March 31, 2007 from $8,486,000 due to an increases across all categories. Non-performing loans as a percentage of loans increased to 0.57% as of March 31, 2007 as compared to 0.40% as of December 31, 2006. As a percentage of total loans, the allowance for loan losses was 1.21% as of March 31, 2007 and 1.33% as of March 31, 2006.
The increase in accruing loans 90+ days past due relates primarily to our commercial loan portfolio in the Illinois market. The increase in non-accrual loans is primarily attributable to loans held in Busey Bank, N.A. Approximately 50% of BBNA’s non-accrual loans are within the commercial loan portfolio related to businesses closely associated with the residential housing market in southwest Florida. The other half of BBNA’s non-accrual loans are related to the remaining loans within BBNA’s short-term construction lending program. BBNA ceased origination of loans under the short-term construction lending program during 2005. First Busey Corporation’s, Busey Bank’s and BBNA’s management team continually re-evaluate and re-assess the respective loan portfolios. A significant amount was placed into the allowance for loan losses during 2005 specifically related to BBNA’s residential real estate exposure.
The increase in non-performing other assets is primarily due to a first quarter of 2007 foreclosure of real estate from one borrower in the central Illinois market. First Busey Corporation actively attempts to market their foreclosure inventory once possession is obtained. The end of the short-term construction lending program may possibly lead to additional properties moving from non-performing loans to non-performing assets upon foreclosure.
PROVISION FOR LOAN LOSSES
The Company’s provision for loan losses of $300,000 during the three months ended March 31, 2007, is $100,000 less than the $400,000 recorded during the comparable period in 2006. The provision and net charge-offs of $230,000 for the three-month period ending March 31, 2007, resulted in the allowance representing 1.21% of total loans and 214% of non-performing loans as of March 31, 2007, as compared to the allowance representing 1.21% of outstanding loans and 305% of non-performing loans as of December 31, 2006. Net charge-offs for the first three months of 2007 were $230,000 compared to $96,000 for the comparable period in 2006. The annualized net charge-off ratio (annualized net charge-offs as a percentage of average loans) was 0.05% and 0.02% as of March 31, 2007 and 2006, respectively. The adequacy of the allowance for loan losses is consistent with management’s consideration of the composition of the portfolio, non-performing asset levels, recent credit quality experience, historic charge-off trends, and prevailing economic conditions among other factors.

20 of 37

POTENTIAL PROBLEM LOANS
Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $14,163,000 March 31, 2007, as compared to $11,875,000 as of December 31, 2006.
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

21 of 37

FIRST BUSEY CORPORATION and Subsidiaries
AVERAGE BALANCE SHEETS AND INTEREST RATES
QUARTERS ENDED MARCH 31, 2007 AND 2006

	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$222	$3	5.48%	$764	$8	4.25%
Federal funds sold	12,313	159	5.24%	4,842	53	4.44%
Investment securities
U.S. Government obligations	203,072	2,435	4.86%	201,654	1,893	3.81%
Obligations of states and political subdivisions (1)	81,882	1,222	6.05%	83,473	1,235	6.00%
Other securities	50,053	529	4.29%	46,852	420	3.64%
Loans (net of unearned interest) (1) (2)	1,949,238	35,600	7.41%	1,748,415	30,068	6.97%

Total interest earning assets	$2,296,780	$39,948	7.05%	$2,086,000	$33,677	6.55%

Cash and due from banks	53,678			50,987
Premises and equipment	40,908			38,756
Allowance for loan losses	(23,590)			(23,337)
Other assets	105,936			102,722

Total Assets	$2,473,712			$2,255,128

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$28,251	$123	1.77%	$68,730	$344	2.03%
Savings deposits	101,772	241	0.96%	116,433	250	0.87%
Money market deposits	740,492	5,716	3.13%	625,198	3,734	2.42%
Time deposits	889,274	10,506	4.79%	737,811	7,003	3.85%
Short-term borrowings:
Federal funds purchased	6,260	85	5.51%	8,274	99	4.85%
Repurchase agreements	54,521	559	4.16%	49,386	378	3.10%
Other	4,694	61	5.27%	889	11	5.02%
Long-term debt	153,217	1,884	4.99%	164,917	1,850	4.55%
Junior subordinated debt owed to unconsolidated trusts	55,000	999	7.37%	50,000	993	8.05%

Total interest-bearing liabilities	$2,033,481	$20,174	4.02%	$1,821,638	$14,662	3.26%

Net interest spread			3.03%			3.29%

Demand deposits	236,251			246,956
Other liabilities	18,538			16,185
Stockholders’ equity	185,442			170,349

Total Liabilities and Stockholders’ Equity	$2,473,712			$2,255,128

Interest income / earning assets (1)	$2,296,780	$39,948	7.05%	$2,086,000	$33,677	6.55%
Interest expense / earning assets	$2,296,780	$20,174	3.56%	$2,086,000	$14,662	2.85%

Net interest margin (1)		$19,774	3.49%		$19,015	3.70%

(1)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2007 and 2006

(2)	Non-accrual loans have been included in average loans, net of unearned interest.

22 of 37

FIRST BUSEY CORPORATION and Subsidiaries
CHANGES IN NET INTEREST INCOME
QUARTERS ENDED MARCH 31, 2007 AND 2006

	Change due to(1)

	Average	Average	Total
	Volume	Yield/Rate	Change
	(Dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(7)	$2	$(5)
Federal funds sold	104	2	106
Investment securities:
U.S. Government obligations	13	528	541
Obligations of states and political subdivisions (2)	(23)	10	(13)
Other securities	29	80	109
Loans (2)	3,478	2,055	5,533

Change in interest income (2)	$3,594	$2,677	$6,271

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$(181)	$(40)	$(221)
Savings deposits	(33)	24	(9)
Money market deposits	766	1,216	1,982
Time deposits	1,598	1,905	3,503
Short-term borrowings:
Federal funds purchased	(26)	12	(14)
Repurchase agreements	42	139	181
Other	49	1	50
Long-term debt	(136)	170	34
Junior subordinated debt owed to unconsolidated trusts	95	(89)	6

Change in interest expense	$2,174	$3,338	$5,512

Increase in net interest income (2)	$1,420	$(661)	$759

(1)	Changes due to both rate and volume have been allocated proportionally

(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2007 and 2006.

23 of 37

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN
Average earning assets increased $210,780,000 or 10.1% to $2,296,780,000 for the three months ending March 31, 2007, as compared to $2,086,000,000 for the comparable period last year. The average balance of loans outstanding increased $200,823,000 or 11.5% to $1,949,238,000 during the three-month period ended March 31, 2007, compared to $1,748,415,000 during the comparable period in 2006. Busey Bank had average assets of $2,011,849,000 during the three-month period ending March 31, 2007, compared to $1,832,179,000 during the comparable period in 2006. During the first three months of 2007, Busey Bank’s loan balances averaged $1,575,771,000 compared to $1,392,572,000 during the comparable period in 2006. Busey Bank, N.A. had average assets of $449,351,000 during the three-month period ending March 31, 2007, compared to $420,829,000 during the comparable period in 2006. During the first three months of 2007, Busey Bank, N.A.’s loan balances averaged $373,055,000 compared to $352,610,000 during the comparable period in 2006.
Interest-bearing liabilities averaged $2,033,481,000 during the first three months of 2007, an increase of $211,843,000 or 11.6% from the average balance of $1,821,638,000 for the comparable period in 2006. Interest-bearing deposits averaged $1,759,789,000 during the three-month period ended March 31, 2007, an increase of $211,617,000 or 13.7% from $1,548,172,000 for the comparable period in 2006. Busey Bank had average interest-bearing deposits of $1,437,292,000 during the three-months ended March 31, 2007, compared to $1,279,076,000 during the comparable period in 2006. Busey Bank N.A. had average interest-bearing deposits of $322,498,000 during the three-months ended March 31, 2007, compared to $269,096,000 during the comparable period in 2006.
Income on interest-earning assets is accrued on the effective yield of the underlying financial instruments. A loan is considered to be impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal.
Net interest margin, on a fully taxable equivalent basis, increased $759,000 or 4.0% to $19,774,000 for the three months ended March 31, 2007, compared to $19,015,000 for the comparable period in 2006. Net interest margin, the Company’s annualized net interest income expressed as a percentage of average earning assets stated on a fully taxable equivalent basis, was 3.49% for the three months ended March 31, 2007, compared to 3.70% for the comparable period in 2006. The annualized net interest margin expressed as a percentage of average total assets, also on a fully taxable equivalent basis, was 3.24% for the three months ended March 31, 2007, compared to 3.42% for the comparable period in 2006.
Interest income, on a tax equivalent basis, for the three months ended March 31, 2007, was $39,948,000, which is $6,271,000 or 18.6% higher than the $33,677,000 earned during the comparable period in 2006. This increase is due primarily to growth in the average balances of outstanding loans combined with an increase in the average yields in most categories of interest-earning assets. The average yield on interest-earning assets increased 50 basis points to 7.05% for the three months ended March 31, 2007, compared to 6.55% for the comparable period in 2006.
Interest expense for the three months ended March 31, 2007, was $20,174,000, which is $5,512,000 or 37.6% higher than the $14,662,000 for the comparable period in 2006. The increase in interest expense is due primarily to an increase in the average cost and growth of interest bearing deposits. The average rate paid on interest-bearing liabilities increased 76 basis points to 4.02% for the three months ended March 31, 2007, compared to 3.26% for the comparable period in 2006.
OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES
Total other income, excluding security gains, increased $480,000 or 8.1% to $6,429,000 for the three months ended March 31, 2007, compared to $5,949,000 for the same period in 2006. Growth in trust fees, and service charges and fees contributed to the increase in other income, offset by a decline in brokerage fees.
During the first three months of 2007 the Company recognized gains of $656,000 on the sale of $46,739,000 in mortgage loans compared to gains of $534,000 on the sale of $34,950,000 of loans during the prior year period. The interest-rate and debt markets have strong influence on the level of mortgage loan origination and sales volumes. As mortgage interest rates trended down in the first quarter of 2007, the Company was able to originate and sell a greater amount of mortgages than in the first quarter of 2006. The Company may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities.

24 of 37

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
During the three months ended March 31, 2007, the Company recognized security gains of approximately $303,000 after income taxes, representing 3.9% of net income. During the comparable period in 2006, security gains of approximately $135,000 after income taxes were recognized, representing 2.0% of net income. The Company owns a position in a marketable equity security with substantial appreciated value. The directors of First Busey have authorized an orderly liquidation of this asset.
Total other expenses increased $555,000 or 3.9% to $14,698,000 for the three months ended March 31, 2007, compared to $14,143,000 for the comparable period in 2006. Salaries and wage expense increased $158,000 or 2.4% to $6,655,000 for the three months ended March 31, 2007, as compared to $6,497,000 during the same period last year. Employee benefits were $ 139,000 higher during the three months ended March 31, 2007, compared to the same period in 2006. The increase in employment costs are related to general annual increases offset by a decrease in the average full time equivalent employees to approximately 623 at March 31, 2007 from approximately 634 at March 31, 2006.
Occupancy and furniture and equipment expenses increased $240,000 to $2,287,000 during the first three months of 2007 compared to $2,047,000 during the comparable period in 2006, due primarily to the summer 2006 addition of two branches in Florida and one in Illinois.
Income taxes for the three months ended March 31, 2007, increased to $3,459,000 compared to $3,261,000 for the comparable period in 2006. As a percentage of income before taxes, the provision for income taxes decreased to 30.9% for the three months ended March 31, 2007, from 32.2% for the comparable period in 2006. The decrease is due to higher than historical expected deductions for certain tax favored activities based upon the activity in the first quarter of 2007. Tax favored activities primarily consist of investments in certain securities that receive tax benefits over those of other securities and certain loan types which result in favorable tax treatment due to the type or geographical location of the loan.
LIQUIDITY
Liquidity management is the process by which the Company ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to stockholders, and paying operating expenses.
The Company’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending and financing activities during any given period.
The Company’s primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Company has an operating line in the amount of $10,000,000, of which, $9,000,000 was available as of March 31, 2007. Long-term liquidity needs will be satisfied primarily through retention of capital funds.
An additional source of liquidity that can be managed for short-term and long-term needs is the Company’s ability to securitize or package loans (primarily mortgage loans) for sale. During the first three months of 2007, the Company originated $43,189,000 and sold $46,739,000 in mortgage loans for sale compared to originations of $33,486,000 and sales of $34,950,000 during the first three months of 2006. As of March 31, 2007, the Company held $12,706,000 in loans held for sale. Management intends to sell these loans during the second quarter of 2007. The objective of liquidity management by the Company is to ensure that funds will be available to meet demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations. The Company achieves a

25 of 37

satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.
The Company’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of March 31, 2007, and 2006, the Company had outstanding loan commitments including lines of credit of $502,404,000 and $517,646,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. The Company anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.
The Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.
The following table summarizes significant contractual obligations and other commitments as of March 31, 2007:

		Securities
		Sold under
		Agreements to		Junior
		Repurchase and		Subordinated
		Short- and		Debt Owed to
	Certificates	Long-term		Unconsolidated
Due Within	of Deposit	Borrowings	Leases	Trusts	Total
(Dollars in thousands)
1 year	$667,412	$79,680	$1,028	$—	$748,120
2 years	118,443	19,750	800	—	138,993
3 years	56,648	17,250	227	—	74,125
4 years	30,279	23,250	105	—	53,634
5 years	24,276	46,575	23	—	70,874
Thereafter	942	19,000	123	55,000	75,065

Total	$898,000	$205,505	$2,306	$55,000	$1,160,811

Net cash flows provided by operating activities totaled $14,887,000 during the three months ended March 31, 2007, compared to $13,348,000 during the comparable prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, gains on sales of investment securities, and activities related to the origination and sale of loans held for sale. During the first three months of 2007, the Company originated $43,189,000 in loans held for sale and generated $47,395,000 from the sale of held-for-sale loans resulting in net cash provided by loan originations and sale of $4,206,000. During the comparable period in 2006, the Company originated $33,486,000 in held-for-sale loans and generated $35,484,000 from the sale of held-for-sale loans leading to net cash used by loan originations and sale of $1,998,000.
Net cash used in investing activities was $21,037,000 for the three months ended March 31, 2007, compared to $27,285,000 for the comparable period in 2006. Significant activities affecting cash flows from investing activities are those activities associated with managing the Company’s investment portfolio and loans held in the Company’s portfolio. During the three months ended March 31, 2007, proceeds from the sales and maturities of securities classified as available-for-sale totaled $116,192,000, and the Company purchased $78,837,000 in securities resulting in net cash provided by securities activity of $37,355,000, which was used to repay short-term debt and provide additional cash for required funds. In the comparable period of 2006 proceeds from the sales and maturities of securities classified as available for sale totaled $30,308,000, and the Company purchased $29,475,000 in securities resulting in net cash provided by securities activity of $833,000. The Company’s loan portfolio was decreased $391,000 during the first three months of 2007, compared to an increase of $12,952,000 during the comparable period of 2006.
Net cash used by financing activities was $8,189,000 during the first three months of 2007 compared to cash provided of $1,963,000 for the comparable period in 2006. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt and long-term subordinated debt. Deposits, which are the Company’s primary funding

26 of 37

source, increased by a net of $27,538,000 during the first three months of 2007, compared to a net increase of $16,328,000 during the comparable period in 2006. The Company decreased its long-term debt by a net of $8,000,000 during the first three months of 2007, compared to a net decrease of $10,000,000 during the comparable period in 2006. The Company paid down $25,000,000 of short-term borrowings during the first quarter of 2007.
CAPITAL RESOURCES
Other than from the issuance of common stock, the Company’s primary source of capital is retained net income. During the three months ended March 31, 2007, the Company earned $7,736,000 and paid dividends of $4,935,000 to stockholders, resulting in the retention of current earnings of $2,801,000. The Company’s dividend payout ratio for the three months ended March 31, 2007 was 63.8%.
The Company and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2007, that the Company and its bank subsidiaries meet all capital adequacy requirements to which they are subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2007:

Total Capital (to Risk-weighted Assets)
Consolidated	$207,739	10.66%	$155,922	8.00%	N/A	N/A
Busey Bank	$176,010	10.94%	$128,757	8.00%	$160,946	10.00%
Busey Bank N.A.	$46,240	14.20%	$26,047	8.00%	$32,559	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$180,693	9.27%	$77,961	4.00%	N/A	N/A
Busey Bank	$154,579	9.60%	$64,379	4.00%	$96,568	6.00%
Busey Bank N.A.	$42,170	12.95%	$13,024	4.00%	$19,536	6.00%

Tier I Capital (to Average Assets)
Consolidated	$180,693	7.48%	$96,664	4.00%	N/A	N/A
Busey Bank	$154,579	7.82%	$79,036	4.00%	$98,795	5.00%
Busey Bank Florida	$42,170	9.90%	$17,039	4.00%	$21,298	5.00%

27 of 37

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURE ABOUT MARKET RISK
MARKET RISK
Market risk is the risk of change in asset values due to movements in underlying market rates and prices. Interest rate risk is the risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting the Company as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.
The Company’s subsidiary banks, Busey Bank and Busey Bank, N.A., have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks’ balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.
The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset-liability committees and approved by the Company’s Board of Directors establish guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.
Interest-rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates. The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing. It is, however, only a static, single-day depiction of the Company’s rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

28 of 37

The following table sets forth the static rate-sensitivity analysis of the Company as of March 31, 2007:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(Dollars in thousands)
Interest-bearing deposits	$137	$—	$—	$—	$—	$137
Federal funds sold	57,701	—	—	—	—	57,701
Investment securities
U.S. Governments	4,396	47,487	39,484	71,142	49,878	212,387
Obligations of states and political subdivisions	200	2,402	2,519	9,533	55,144	69,798
Other securities	20,256	1,239	1,703	2,814	19,808	45,820
Loans (net of unearned int.)	764,078	111,269	124,080	218,120	735,117	1,952,664

Total rate-sensitive assets	$846,768	$162,397	$167,786	$301,609	$859,947	$2,338,507

Interest-bearing transaction deposits	$44,763	$—	$—	$—	$—	$44,763
Savings deposits	102,901	—	—	—	—	102,901
Money market deposits	750,589	—	—	—	—	750,589
Time deposits	84,262	150,474	198,967	236,124	228,173	898,000
Short-term borrowings:
Federal funds purchased and repurchase agreements	55,855	—	—	—	—	55,855
Short-term borrowings	1,000	—	—	—	—	1,000
Long-term debt	5,325	3,500	34,000	10,000	95,825	148,650
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000

Total rate-sensitive liabilities	$1,044,695	$178,974	$232,967	$246,124	$353,998	$2,056,758
Rate-sensitive assets less rate-sensitive liabilities	$(197,927)	$(16,577)	$(65,181)	$55,485	$505,949	$281,749

Cumulative Gap	$(197,927)	$(214,504)	$(279,685)	$(224,200)	$281,749

Cumulative amounts as a percentage of total rate-sensitive assets	(8.46%)	(8.17%)	(11.96%)	(9.59%)	12.05%

Cumulative ratio	0.81	0.82	0.81	0.87	1.14

The funds management policy of the Company requires the banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods. As of March 31, 2007, the banks are within those guidelines.
The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $224.2 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year. The composition of the gap structure at March 31, 2007, indicates the Company would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the same time.

29 of 37

The Company’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at March 31, 2007, balances. The model assumes repricing frequency on all variable-rate assets and liabilities. The model also assumes a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Company, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at March 31, 2007, and December 31, 2006 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

March 31, 2007	0.49%	0.28%	(1.25%)	(2.04%)

December 31, 2006	2.17%	1.78%	(2.12%)	(4.11%)

30 of 37

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported on a timely basis.
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007, are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings under the Exchange Act.
Changes in Internal Controls
During the quarter ended March 31, 2007, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
Disclosure Controls and Internal Controls
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use, and transactions are properly recorded and reported, all to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America.
Limitations on the Effectiveness of Internal Controls
First Busey Corporation’s management does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

31 of 37

PART II — OTHER INFORMATION
ITEM 1: Legal Proceedings
Not Applicable
ITEM 1A: Risk Factors
There have been no material changes from risk factors as previously disclosed in the Company’s 2006 Annual Report on Form 10-K.
ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
There were no purchases made by or on behalf of First Busey Corporation of shares of its common stock during the quarter ended March 31, 2007.
First Busey Corporation’s board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Company’s 2004 repurchase plan has 507,955 remaining shares authorized for repurchase and no expiration date.
ITEM 3: Defaults upon Senior Securities
Not Applicable
ITEM 4: Submission of Matters to a Vote of Security Holders
At the special meeting of stockholders of First Busey Corporation on February 28, 2007, the stockholders voted on the proposal to adopt the Agreement and Plan of Merger dated September 20, 2006, between First Busey Corporation, a Nevada corporation, and Main Street Trust, Inc., an Illinois corporation, and approve the transactions it contemplates, including the issuance of shares of First Busey common stock as consideration in the proposed merger of Main Street with First Busey and the adoption of an amendment to First Busey’s articles of incorporation increasing the number of authorized shares of common stock from 40 million to 60 million. The results of the vote were:

			Percentage of
Number of Shares	Number of Shares		Outstanding Shares
Voted For	Voted Against	Abstentions	Voted on Proposal
16,276,386	61,139	37,048	76.32%
ITEM 5: Other Information
(a) None
(b) Not Applicable

32 of 37

ITEM 6: Exhibits

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FIRST BUSEY CORPORATION
(Registrant)

By:	//Douglas C. Mills//

Douglas C. Mills Chairman of the Board, President and Chief Executive Officer (Principal executive officer)

By:	//Barbara J. Harrington//

Barbara J. Harrington Chief Financial Officer (Principal financial and accounting officer)

Date: May 10, 2007

33 of 37