Form 10-Q
period 2007-06-30
FIRST BUSEY CORP /NV/
filed 2007-08-09
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2007	Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. Main St.,
Urbana, Illinois	61801

(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2007

Common Stock, $.001 par value	36,894,671

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

2 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Unaudited)

	June 30, 2007	December 31, 2006

	(Dollars in thousands)
Assets
Cash and due from banks	$56,104	$63,316
Federal funds sold	14,100	—
Securities available for sale	323,201	365,608
Loans (net of allowance for loan losses 2007 $24,135; 2006 $23,588)	1,958,667	1,933,339
Premises and equipment	41,328	41,001
Cash surrender value of bank owned life insurance	20,253	19,777
Goodwill	54,386	54,386
Other intangible assets	3,237	3,746
Other assets	28,920	28,341

Total assets	$2,500,196	$2,509,514

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$230,595	$246,440
Interest bearing	1,813,142	1,768,399

Total deposits	$2,043,737	$2,014,839

Federal funds purchased and securities sold under agreements to repurchase	52,697	54,770
Short-term borrowings	—	25,000
Long-term debt	139,825	156,650
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	17,210	17,981

Total liabilities	$2,308,469	$2,324,240

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock	$—	$—
Common stock	22	22
Common stock to be issued	6	8
Surplus	46,870	46,624
Retained earnings	151,758	144,956
Accumulated other comprehensive income	4,771	5,494

Total stockholders’ equity before treasury stock	$203,427	$197,104
Treasury stock, at cost	(11,700)	(11,830)

Total stockholders’ equity	$191,727	$185,274

Total liabilities and stockholders’ equity	$2,500,196	$2,509,514

Common shares outstanding at period end	21,467,366	21,455,916

See accompanying notes to unaudited condensed consolidated financial statements.

3 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$71,747	$62,447
Interest and dividends on investment securities:
Taxable interest income	5,854	4,341
Non-taxable interest income	1,468	1,628
Dividends	259	313
Interest on Federal funds sold	287	122

Total interest income	$79,615	$68,851

Interest expense:
Deposits	$33,507	$24,044
Federal funds purchased and securities sold under agreements to repurchase	1,445	1,284
Short-term borrowings	65	21
Long-term debt	3,672	3,714
Junior subordinated debt owed to unconsolidated trusts	2,002	2,039

Total interest expense	$40,691	$31,102

Net interest income	$38,924	$37,749
Provision for loan losses	980	700

Net interest income after provision for loan losses	$37,944	$37,049

Other income:
Service charges on deposit accounts	$3,914	$3,889
Trust	3,399	3,158
Other service charges and fees	1,675	1,449
Commissions and brokers fees, net	1,242	1,379
Gain on sales of loans	1,420	1,072
Security gains, net	930	1,086
Increase in cash surrender value of life insurance	477	434
Other operating income	1,272	610

Total other income	$14,329	$13,077

Other expenses:
Salaries and wages	$13,699	$13,269
Employee benefits	2,937	2,948
Net occupancy expense of premises	2,826	2,504
Furniture and equipment expenses	1,679	1,748
Data processing	1,016	894
Stationery, supplies and printing	589	675
Amortization of intangible assets	509	704
Other operating expenses	5,965	6,188

Total other expenses	$29,220	$28,930

Income before income taxes	$23,053	$21,196
Income taxes	7,453	7,294

Net income	$15,600	$13,902

Basic earnings per share	$0.73	$0.65

Diluted earnings per share	$0.72	$0.65

Dividends declared per share of common stock	$0.41	$0.32

See accompanying notes to unaudited condensed consolidated financial statements

4 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$36,232	$32,465
Interest and dividends on investment securities:
Taxable interest income	3,031	2,177
Non-taxable interest income	674	825
Dividends	115	155
Interest on Federal funds sold	128	69

Total interest income	$40,180	$35,691

Interest expense:
Deposits	$16,921	$12,713
Federal funds purchased and securities sold under agreements to repurchase	801	807
Short-term borrowings	4	10
Long-term debt	1,788	1,864
Junior subordinated debt owed to unconsolidated trusts	1,003	1,046

Total interest expense	$20,517	$16,440

Net interest income	$19,663	$19,251
Provision for loan losses	680	300

Net interest income after provision for loan losses	$18,983	$18,951

Other income:
Service charges on deposit accounts	$2,040	$2,028
Trust	1,689	1,642
Other service charges and fees	883	774
Commissions and brokers fees, net	657	710
Gain on sales of loans	764	538
Security gains, net	427	862
Increase in cash surrender value of life insurance	245	222
Other operating income	692	128

Total other income	$7,397	$6,904

Other expenses:
Salaries and wages	$6,955	$6,772
Employee benefits	1,384	1,445
Net occupancy expense of premises	1,363	1,257
Furniture and equipment expenses	855	948
Data processing	482	490
Stationery, supplies and printing	279	336
Amortization of intangible assets	254	352
Other operating expenses	2,950	3,187

Total other expenses	$14,522	$14,787

Income before income taxes	$11,858	$11,068
Income taxes	3,994	4,033

Net income	$7,864	$7,035

Basic earnings per share	$0.37	$0.33

Diluted earnings per share	$0.37	$0.33

Dividends declared per share of common stock	$0.18	$0.16

See accompanying notes to unaudited condensed consolidated financial statements

5 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands)
Cash Flows from Operating Activities

Net income	$15,600	$13,902
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	204	209
Depreciation and amortization	2,641	2,660
Provision for loan losses	980	700
Provision for deferred income taxes	(743)	(1,178)
Accretion of security discounts, net	(899)	(553)
Gain on sales of investment securities, net	(930)	(1,086)
Gain on sales of loans	(1,420)	(1,072)
Net gain on sale of ORE properties	(45)	(2)
Gain on sale and disposition of premises and equipment	(6)	(24)
Increase in cash surrender value of bank owned life insurance	(477)	(434)
Increase in deferred compensation, net	52	60
Change in assets and liabilities:
Decrease (increase) in other assets	1,638	1,599
Increase in other liabilities	(345)	(289)
(Decrease) increase in interest payable	(630)	218
Decrease (increase) in income taxes receivable	152	(8)
Increase in income taxes payable	152	—

Net cash provided by operating activities before loan originations and sales	$15,924	$14,702

Loans originated for sale	(108,601)	(77,323)
Proceeds from sales of loans	103,949	77,562

Net cash provided by operating activities	$11,272	$14,941

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	37,444	5,733
Proceeds from maturities of securities classified available for sale	149,719	39,857
Purchase of securities classified available for sale	(144,128)	(34,569)
(Increase) decrease in Federal funds sold	(14,100)	2,300
Increase in loans	(22,038)	(90,339)
Proceeds from sale of premises and equipment	46	12
Proceeds from sale of ORE properties	699	126
Purchases of premises and equipment	(2,499)	(4,952)

Net cash provided by (used in) investing activities	$5,143	$(81,832)

(continued on next page)

6 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands)
Cash Flows From Financing Activities
Net increase in certificates of deposit	$2,111	$27,843
Net increase in demand, money market and savings deposits	26,787	24,959
Cash dividends paid	(8,798)	(6,838)
Net (decrease) increase in Federal funds purchased and securities sold under agreement to repurchase	(2,073)	18,384
Proceeds from short-term borrowings	1,000	—
Principal payments on short-term borrowings	(26,000)	—
Proceeds from issuance of long-term debt	—	13,825
Principal payments on long-term debt	(16,825)	(14,845)
Proceeds from issuance of junior subordinate debt owed to unconsolidated trusts	—	30,000
Redemption of junior subordinate debt owed to unconsolidated trusts	—	(25,000)
Purchase of treasury stock	(200)	(1,329)
Proceeds from sale of treasury stock	371	34

Net cash (used in) provided by financing activities	$(23,627)	$67,033

Net (decrease) increase in cash and due from banks	$(7,212)	$142
Cash and due from banks, beginning	$63,316	$60,957

Cash and due from banks, ending	$56,104	$61,099

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans	$1,802	$448

Cash paid for income taxes	$7,820	$8,140

See accompanying notes to unaudited condensed consolidated financial statements

7 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands)

Net income	$15,600	$13,902

Other comprehensive loss, before tax:
Unrealized net losses on securities:
Unrealized net holding losses arising during period	$(271)	$(1,939)
Less reclassification adjustment for gains included in net Income	(930)	(1,086)

Other comprehensive loss, before tax	$(1,201)	$(3,025)
Income tax benefit related to items of other comprehensive loss	(478)	(1,202)

Other comprehensive loss, net of tax	$(723)	$(1,823)

Comprehensive income	$14,877	$12,079

See accompanying notes to unaudited condensed consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of First Busey Corporation (the Company), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

Note 2: Recent Accounting Pronouncements

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

8 of 42

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

Note 3: Business Combinations

Effective after the close of business on July 31, 2007, the Company completed its merger of equals (the merger) transaction with Main Street Trust, Inc. (Main Street). The results of Main Street are not included in the financial statements of the Company as of and for the three and six months ended June 30, 2007. As a result of the merger, Main Street shareholders received shares of the Company’s common stock in a fixed exchange ratio of 1.55 shares of the Company for each share of Main Street. The combined company will maintain the “First Busey Corporation” name and NASDAQ Global Select market symbol of “BUSE”. Main Street Bank & Trust, Main Street’s banking subsidiary, will continue to operate under the Main Street brand until its merger with Busey Bank, which is anticipated to occur in the fourth quarter of 2007.

Total purchase price as defined by U.S. GAAP was approximately $309.1 million with identifiable intangibles of approximately $27.7 million and goodwill of approximately $166.2 million. The purchase price of $309.1 million was calculated on the average closing price of the Company’s shares for the 10 business days preceding July 31, 2007, multiplied by the outstanding shares of Main Street as of close of business on July 31, 2007 as adjusted for the exchange ratio. Partial shares were rounded down to the nearest share with cash being distributed to shareholders’ in lieu of the partial share.

9 of 42

The following table summarizes the fair values of Main Street’s assets and liabilities assumed at the date of the merger. The Company is in the process of obtaining third-party valuations of certain fixed and intangible assets, and the allocation of purchase price is subject to refinement.

July 31, 2007

(Dollars in thousands)

Cash and cash equivalents	$98,800
Investments	349,700
Loans	999,000
Identifiable intangibles	27,700
Goodwill	166,200
Total assets	1,676,200

Deposits	1,257,900
Total liabilities	1,367,100

Stockholders’ equity	309,100

In conjunction with the merger, on June 12, 2007, the Company and Main Street reached an agreement with the U.S. Department of Justice (USDOJ) to divest five Main Street Bank & Trust branches located in Champaign County, Illinois to address competitive concerns of the USDOJ. As of June 30, 2007, the five branches had approximate loans and deposits of $15 million and $110 million, respectively. On July 20, 2007, Main Street reached an agreement to sell the five branches to Freestar Bank, N.A., headquartered in Pontiac, Illinois. The sale is expected to close in the fourth quarter of 2007.

Note 4: Unrealized Losses on Investment Securities

Information pertaining to securities with gross unrealized losses as of June 30, 2007, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
June 30, 2007:
U.S. Treasury	$13,946	$10	$—	$—	$13,946	$10
U.S. Agency	164,861	324	9,099	46	173,960	370
State and municipal	21,881	285	23,487	571	45,368	856
Mortgage-backed	14,760	86	2,780	38	17,540	124
Corporate	650	2	2,496	42	3,146	44

Subtotal, debt securities	$216,098	$707	$37,862	$697	$253,960	$1,404

Mutual funds and equity securities	30	12	51	13	81	25

Total temporarily impaired Securities	$216,128	$719	$37,913	$710	$254,041	$1,429

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

10 of 42

Note 5: Loans

The major classifications of loans as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006

	(Dollars in thousands)

Commercial	$216,376	$224,264
Real estate construction	535,251	467,477
Real estate – farmland	16,589	16,237
Real estate - 1-4 family residential mortgage	524,263	531,462
Real estate - multifamily mortgage	107,572	125,544
Real estate - non-farm nonresidential mortgage	496,252	512,339
Installment	40,309	39,477
Agricultural	22,806	22,691

	$1,959,418	$1,939,491
Plus:
Net deferred loan costs	1,056	1,180
Loans held for sale	22,328	16,256

	1,982,802	1,956,927
Less:
Allowance for loan losses	24,135	23,588

Net loans	$1,958,667	$1,933,339

Loans held for sale are primarily real estate – 1-4 family residential mortgage loans with fair values of $22,459,000 at June 30, 2007 and $16,446,000 at December 31, 2006.

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,

	2007	2006

	(Dollars in thousands)

Balance, beginning of year	$23,588	$23,190
Provision for loan losses	980	700
Recoveries applicable to loan balances previously charged off	356	82
Loan balances charged off	(789)	(580)

Balance, June 30	$24,135	$23,392

11 of 42

Note 6: Earnings Per Share

Net income per common share has been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(In thousands, except per share data)

Net income	$7,864	$7,035	$15,600	$13,902

Shares:
Weighted average common shares outstanding	21,470	21,343	21,464	21,359

Dilutive effect of outstanding options as determined by the application of the treasury stock method	40	90	62	88

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	21,510	21,433	21,526	21,447

Basic earnings per share	$0.37	$0.33	$0.73	$0.65

Diluted earnings per share	$0.37	$0.33	$0.72	$0.65

Note 7: Stock-based Compensation

As of June 30, 2007, the Company had two stock-based employee compensation plans, which are described more fully in Note 16 of the Company’s Annual Report on Form 10-K. The Company had no material excess cash inflows during the six months ended June 30, 2007.

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

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Company has historically sourced stock option exercise from its treasury stock inventory, including exercises for the periods presented. As of June 30, 2007, under the Company’s 2004 stock repurchase plan, 497,955 additional shares were authorized for repurchase. The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

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

12 of 42

A summary of the status of and changes in the Company’s stock option plan for the six months ended June 30, 2007 follows:

	Six Months Ended June 30, 2007

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at beginning of year	780,100	$18.50
Granted	—	—
Exercised	(21,450)	15.30
Forfeited	(3,800)	20.04

Outstanding at end of period	754,850	$18.59	3.12

Exercisable at end of period	267,600	$16.17	2.93

The total intrinsic value of stock options exercised in the six months ended June 30, 2007 and 2006 was $108,000 and $30,000, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable

Exercise Prices	Number	Weighted- Average Remaining Contractual Life	Intrinsic Value	Number	Intrinsic Value

(Intrinsic value in thousands)

$14.56	170,100	3.47		170,100
18.07	46,500	1.46		46,500
19.59	266,250	2.21		—
19.83	51,000	2.46		51,000
20.16	164,000	4.46		—
20.71	57,000	4.46		—

	754,850	3.12	$ 1,059	267,600	$ 1,021

The Company recorded stock option based compensation expense of $124,000, net of $80,000 tax benefit, and $109,000, net of $72,000 tax benefit, for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, the Company recorded stock option based compensation expense of $49,000, net of $32,000 tax benefit, and $67,000, net of $43,000 tax benefit, respectively.

In conjunction with the merger (See Note 3), the Company accelerated the vesting of all unvested stock options. The Company’s decision to accelerate the vesting of stock options sought to provide the Company’s associates with equivalent option treatment as that of Main Street Trust, Inc.’s associates following the closing of the merger. As of June 30, 2007, the Company had unrecognized stock option expense of approximately $205,000, net of $133,000 tax benefit, which was recognized in July 2007.

13 of 42

On July 17, 2007, the Company issued 27,000 stock options to the non-employee members of First Busey Corporation’s Board of Directors. The stock options have an exercise price of $19.55 and expire on December 15, 2015. The options’ vesting date was accelerated in conjunction with the Company’s unvested outstanding stock options, as noted in the preceding paragraph. In July 2007, approximately $65,000 of stock option expense was recorded related to the acceleration of these stock options.

In conjunction with the merger, the Company assumed Main Street’s outstanding stock options which convert to approximately 1,310,000 First Busey Corporation stock options, for a combined total of approximately 2,087,150 exercisable stock options.

Note 8: Income Taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. The Company and its subsidiaries file consolidated Federal and State income tax returns with each subsidiary computing its taxes on a separate entity basis. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2003. The provision for income taxes is based on income as reported in the financial statements.

Deferred income tax assets and liabilities are computed monthly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The deferred tax assets and liabilities are computed based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when in the opinion of management it is more likely than not that a portion of deferred tax assets will not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

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

Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. There were no unrecognized tax benefits as of January 1, 2007. There have been no adjustments to unrecognized tax benefits since January 1, 2007. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to June 30, 2007.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. The Company has no accruals for payments of interest and penalties at June 30, 2007.

At June 30, 2007, the Company was not currently under examination by any tax authorities.

14 of 42

Note 9: Junior Subordinated Debt Owed to Unconsolidated Trusts

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. As of June 30, 2007, the trust preferred securities qualified, and were treated by the Company, as Tier I regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2007:

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of June 30, 2007, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

15 of 42

Note 10: Outstanding Commitments and Contingent Liabilities

The Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company and its subsidiaries.

As of June 30, 2007, Busey Bank N.A. has entered into a contractual commitment for the construction of a new branch location in Punta Gorda, Florida. Total commitment for the project was approximately $1,600,000, and as of June 30, 2007, $1,260,000 remained outstanding under the contract. Construction of this branch location is expected to be completed during the fourth quarter of 2007.

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

The Company and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments. The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	June 30, 2007	December 31, 2006

	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$505,692	$536,763
Standby letters of credit	17,493	18,595

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2007, and December 31, 2006, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of June 30, 2007, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

16 of 42

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

The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

17 of 42

Following is a summary of selected financial information for the Company’s business segments as of and for the three and six months ended June 30, 2007, and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(Dollars in thousands)		(Dollars in thousands)
Interest Income:
Busey Bank	$33,445	$28,961	$66,171	$55,728
Busey Bank N.A.	6,693	6,659	13,375	13,071
Busey Investment Group, Inc.	69	66	141	123
All Other	(27)	5	(72)	(71)

Total Interest Income	$40,180	$35,691	$79,615	$68,851

Interest Expense:
Busey Bank	$15,519	$12,176	$30,781	$23,062
Busey Bank N.A.	3,559	2,615	7,044	4,921
Busey Investment Group, Inc.	—	—	—	—
All Other	1,439	1,649	2,866	3,119

Total Interest Expense	$20,517	$16,440	$40,691	$31,102

Other Income:
Busey Bank	$4,901	$4,984	$9,673	$8,894
Busey Bank N.A.	535	710	1,014	1,251
Busey Investment Group, Inc.	2,175	2,057	4,071	3,966
All Other	(214)	(847)	(429)	(1,034)

Total Other Income	$7,397	$6,904	$14,329	$13,077

Net Income:
Busey Bank	$8,088	$7,523	$16,018	$14,126
Busey Bank N.A.	245	976	642	2,072
Busey Investment Group, Inc.	666	665	1,164	1,188
All Other	(1,135)	(2,129)	(2,224)	(3,484)

Total Net Income	$7,864	$7,035	$15,600	$13,902

Goodwill:
Busey Bank	$30,237	$30,237
Busey Bank N.A.	22,601	22,601
Busey Investment Group, Inc.	—	—
All Other	1,548	1,548

Total Goodwill	$54,386	$54,386

Total Assets:
Busey Bank	$2,039,781	$1,897,435
Busey Bank N.A.	444,794	432,099
Busey Investment Group, Inc.	8,254	7,142
All Other	7,367	5,699

Total Assets	$2,500,196	$2,342,375

18 of 42

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and Subsidiaries (“Company”) at June 30, 2007 (unaudited), as compared with December 31, 2006, and the results of operations for the three and six months ended June 30, 2007 and 2006 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s 2006 Annual Report on Form 10-K.

SUMMARY

Main Street Trust, Inc. Merger
The Company completed its merger of equals with Main Street Trust, Inc. following the close of business on July 31, 2007. The merger provides the Company with significant current and future opportunities, representing the most significant step in achieving First Busey Corporation’s principal “Vision 2010” goal of net income of $2.00 per fully diluted share by year-end 2010. The merger of two of the Company’s subsidiary banks, Busey Bank and Main Street Bank & Trust, is anticipated to occur in the fourth quarter of 2007.

The Company issued approximately 15,460,000 shares, with related expenditures, for a total purchase price of approximately $309.1 million, with goodwill of approximately $166.2 million. Combined assets, loans and deposits are approximately $4.1 billion, $3.0 billion and $3.3 billion, respectively.

Operating Results
Net income increased $829,000 or 11.8% to $7,864,000 for the quarter ended June 30, 2007, as compared to $7,035,000 for the comparable period in 2006. For the quarter ended June 30, 2007, earnings per share on a fully-diluted basis were $0.37, an increase of $0.04 or 12.1% from $0.33 for the comparable period in 2006. On a year-to-date basis, net income increased $1,698,000 or 12.2% to $15,600,000 from $13,902,000 for the comparable period in 2006. For the six-month period ending June 30, 2007, earnings per share on a fully-diluted basis were $0.72, an increase of $0.07 or 10.8% from $0.65 for the comparable period in 2006.

The growth in net income was attributable to growth in net interest income and growth across most categories of other income, offset by minimal increases in other expenses. The increase in other operating income was due to a non-recurring charge of $630,000 related to a write-off of unamortized issuance costs of trust preferred securities following their redemption in the second quarter of 2006.

19 of 42

Busey Bank’s net income was $16,018,000 for the six months ended June 30, 2007, as compared to $14,126,000 for the comparable period in 2006, an increase of 13.4%. Busey Bank, N.A.’s (BBNA) net income was $642,000 for the six months ended June 30, 2007, as compared to $2,072,000 for the comparable period in 2006, a 69.0% decrease. Busey Bank’s strong performance offsets a decline in profitability for BBNA, which was primarily related to the weak Florida housing market. Overall, the Company maintains a positive outlook for BBNA based on new balance sheet growth, led by strong commercial loan originations.

At July 31, 2007, the Company had 777,150 stock options outstanding. As of August 1, 2007, as a result of the merger, all of the Company’s outstanding stock options were exercisable. Additionally, the Company assumed Main Street’s outstanding stock options which converted to approximately 1,310,000 Company stock options, for a combined total of approximately 2,087,150 exercisable stock options.

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

Allowance for Loan Losses

The Company has established an allowance for loan losses which represents the Company’s estimate of the probable losses that have occurred as of the date of the consolidated financial statements. Management has established an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans. Loans deemed uncollectible are charged against and reduce the allowance. Periodically, a provision for loan losses is charged to current expense. A provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.

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

20 of 42

FINANCIAL CONDITION AT JUNE 30, 2007, AS COMPARED TO DECEMBER 31, 2006

Total assets were stable with a 0.4% decrease at June 30, 2007 to $2,500,000,000 compared to December 31, 2006.

Loans increased slightly, approximately $25,875,000 or 1.3%, to $1,982,802,000 from $1,956,927,000 at December 31, 2006. The increase in loans was primarily due to real estate construction loans, which increased $67,774,000 or 14.5%. The increase in construction loans was primarily attributable to non-residential construction lending. All other categories of real estate loans decreased by a combined $40,906,000, or 3.5%, as compared to December 31, 2006. Commercial loan growth remains positive despite the weak housing market as stable land prices and low rates have continued to attract investments in non-residential development.

The Company recorded $980,000 to the allowance for loan losses during the six months ended June 30, 2007, offset by net charge offs of $433,000, resulting in an allowance for loan losses of $24,135,000 at June 30, 2007, or 1.22% of loans, as compared to $23,588,000 or 1.21% of total loans, at December 31, 2006. The increase in the allowance was attributable to loan growth and an overall weakening of the real estate markets in the markets served by the Company. BBNA recorded $380,000 of provision for loan losses during the second quarter of 2007, its first increase to the allowance for loan losses in over a year, as the weak Florida real estate market persists. BBNA continues to manage its residential real estate construction portfolio closely, as it is the primary source of the segment’s problematic loans.

Securities available for sale decreased $42,407,000, or 11.6%, to $323,201,000 at June 30, 2007 from $365,608,000 at December 31, 2006. The decrease in securities was attributable to a reduction in borrowings of $41,825,000 or 23.0%, to $139,825,000, as management elected to use available funds to reduce borrowings rather than to increase the Company’s investment in securities.

Total deposits increased $28,898,000 or 1.4%, to $2,043,737,000 at June 30, 2007, from $2,014,839,000 at December 31, 2006. Noninterest-bearing deposits decreased 6.4% at June 30, 2007 as compared to December 31, 2006. Interest-bearing deposits increased $44,743,000 or 2.5% to $1,813,142,000 at June 30, 2007, from $1,768,399,000 at December 31, 2006. The growth in interest-bearing deposits has offset the loss of noninterest-bearing deposits. The Company continues to experience good growth in interest bearing deposits as the higher yields have made them attractive investment alternatives. The higher yields on interest-bearing deposits have led to declines in net interest margin.

ASSET QUALITY

The following table sets forth the components of non-performing assets and past due loans.

	June 30, 2007	December 31, 2006

	(Dollars in thousands)

Non-accrual loans	$8,066	$5,763
Loans 90 days past due, still accruing	2,326	2,002

Total non-performing loans	$10,392	$7,765

Other real estate owned	$1,816	$720
Other assets acquired in satisfaction of debts previously contracted	1	1

Total non-performing other assets	$1,817	$721

Total non-performing loans and non-performing other assets	$12,209	$8,486

Non-performing loans to loans, before allowance for loan losses	0.52%	0.40%

Non-performing loans and non-performing other assets to loans, before allowance for loan losses	0.62%	0.43%

21 of 42

Total non-performing loans and non-performing other assets increased $3,723,000 or 43.9% to $12,209,000 as of June 30, 2007 from $8,486,000 at December 31, 2006 due to an increase across all categories. Non-performing loans as a percentage of loans increased to 0.52% as of June 30, 2007 as compared to 0.40% as of December 31, 2006. As a percentage of total loans, the allowance for loan losses was 1.22% as of June 30, 2007 and 1.21% as of December 31, 2006.

The Company’s past due loan experience has remained consistent with the first quarter of 2007. Accruing loans 90 days past due and non-accrual loans at June 30, 2007, increased significantly over the December 31, 2006. Consistent with the first quarter of 2007, the accruing loans 90 days past due related primarily to commercial loans in the central Illinois market. The increase in non-accrual loans and foreclosed assets primarily related to the weak housing market in Florida and consisted largely of 1-4 family residential loans. BBNA’s management continues to work to resolve these problematic loans. The resolution process is slowed as the loans in question are largely collateralized by residential real estate. Florida law addressing residential real estate gives the borrower a substantial amount of time to bring the loan current once the loan goes into default.

The increase in non-performing other assets was also consistent with the first quarter of 2007. The increase reflects management’s ongoing effort to obtain collateral in situations where collection efforts on loans will not succeed. First Busey Corporation actively attempts to market its foreclosure inventory once possession is obtained. The Company does not believe other real estate owned will decline to December 2006 levels in the near term based upon the amount of non-accrual loans currently in our portfolios. Management does believe the allowance adequately reflects the exposure for loss within the Company’s loan portfolios, including costs of foreclosure and possession. However, there can be no assurance that such losses will not exceed this exposure or that the Company will not be required to make additional provisions for loan losses in the future.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $14,837,000 at June 30, 2007, as compared to $11,875,000 as of December 31, 2006. The increase in potential problem loans relates to the increase in loans 90 days past due and non-accrual loans.

There are no other loans identified which management believes represent, or result from, trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007, AS COMPARED TO JUNE 30, 2006

SUMMARY

Net income for the six months ended June 30, 2007, was $15,600,000 which represented an increase of $1,698,000 or 12.2% as compared to net income of $13,902,000 for the comparable period in 2006. Year-to-date diluted earnings per share increased 10.8% to $0.72 for the six-month period ended June 30, 2007.

The Company’s return on average assets was 1.27% for the six months ended June 30, 2007, an increase of 4 basis points from 1.23% for the comparable period in 2006. The Company’s return on average stockholders’ equity was 16.80% for the six months ended June 30, 2007, representing an increase of 41 basis points compared to 16.39% for the comparable period in 2006.

22 of 42

FIRST BUSEY CORPORATION and Subsidiaries
AVERAGE BALANCE SHEETS AND INTEREST RATES
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007			2006

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$179	$5	5.63%	$570	$13	4.60%
Federal funds sold	10,974	287	5.27%	5,260	122	4.68%
Investment securities
U.S. Government obligations	209,318	5,127	4.94%	198,630	3,790	3.85%
Obligations of states and political subdivisions (1)	75,564	2,258	6.03%	83,990	2,505	6.01%
Other securities	47,952	982	4.13%	45,731	851	3.75%
Loans (net of unearned interest) (1) (2)	1,953,355	71,919	7.42%	1,770,244	62,615	7.13%

Total interest earning assets	$2,297,342	$80,578	7.07%	$2,104,425	$69,896	6.70%

Cash and due from banks	52,138			52,610
Premises and equipment	41,042			39,627
Allowance for loan losses	(23,692)			(23,407)
Other assets	105,627			103,166

Total Assets	$2,472,547			$2,276,421

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$24,694	$178	1.45%	$73,977	$788	2.15%
Savings deposits	100,510	483	0.97%	114,882	513	0.90%
Money market deposits	752,033	11,747	3.15%	626,858	8,067	2.60%
Time deposits	885,238	21,099	4.81%	746,701	14,676	3.96%
Short-term borrowings:
Federal funds purchased	12,230	333	5.51%	18,274	465	5.13%
Repurchase agreements	54,035	1,112	4.15%	49,265	819	3.35%
Other	2,353	65	5.57%	800	21	5.29%
Long-term debt	148,483	3,672	4.99%	162,086	3,714	4.62%
Junior subordinated debt owed to unconsolidated trusts	55,000	2,002	7.34%	50,714	2,039	8.11%

Total interest-bearing liabilities	$2,034,576	$40,691	4.03%	$1,843,557	$31,102	3.40%

Net interest spread			3.04%			3.30%

Demand deposits	232,081			245,568
Other liabilities	18,599			16,208
Stockholders’ equity	187,201			171,088

Total Liabilities and Stockholders’ Equity	$2,472,457			$2,276,421

Interest income / earning assets (1)	$2,297,342	$80,578	7.07%	$2,104,425	$69,896	6.70%
Interest expense / earning assets	$2,297,342	$40,691	3.57%	$2,104,425	$31,102	2.98%

Net interest margin (1)		$39,887	3.50%		$38,794	3.72%

(1)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2007 and 2006

(2)	Non-accrual loans have been included in average loans, net of unearned interest.

23 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CHANGES IN NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Change due to(1)

	Average	Average	Total
	Volume	Yield/Rate	Change

	(Dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(10)	$2	$(8)
Federal funds sold	151	14	165
Investment securities:
U.S. Government obligations	207	1,130	1,337
Obligations of states and political subdivisions (2)	(251)	4	(247)
Other securities	42	89	131
Loans (2)	6,504	2,800	9,304

Change in interest income (2)	$6,643	$4,039	$10,682

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$(411)	$(199)	$(610)
Savings deposits	(67)	37	(30)
Money market deposits	1,777	1,903	3,680
Time deposits	2,993	3,430	6,423
Short-term borrowings:
Federal funds purchased	(162)	30	(132)
Repurchase agreements	85	208	293
Other	43	1	44
Long-term debt	(325)	283	(42)
Junior subordinated debt owed to unconsolidated trusts	164	(201)	(37)

Change in interest expense	$4,097	$5,492	$9,589

Increase (decrease) in net interest income (2)	$2,546	$(1,453)	$1,093

(1)	Changes due to both rate and volume have been allocated proportionally

(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2007 and 2006.

24 of 42

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $192,917,000 or 9.2% to $2,297,342,000 for the six months ended June 30, 2007, as compared to $2,104,425,000 for the comparable period last year. The average balance of loans outstanding increased $183,111,000 or 10.3% to $1,953,355,000 during the six-month period ended June 30, 2007, compared to $1,770,244,000 during the comparable period in 2006. The primary driver of the balance sheet growth was Busey Bank’s loan growth. Busey Bank’s average assets and loans increased $166,000, or 9.0%, and $165,000, or 11.6%, respectively over the year-to-date average balances at June 30, 2006. BBNA has experienced good growth in its balance sheet, resulting in a 5.7% increase in assets and a 6.1% increase in loans as compared to the year-to-date average balances at June 30, 2006.

Interest-bearing liabilities averaged $2,034,576,000 during the first six months of 2007, an increase of $191,019,000 or 10.4% from the average balance of $1,843,557,000 for the comparable period in 2006. Interest-bearing deposits averaged $1,762,475,000 during the six-month period ended June 30, 2007, an increase of $200,057,000 or 12.8% from $1,562,418,000 for the comparable period in 2006. The primary driver of the increase in interest-bearing liabilities is Busey Bank deposit growth. Busey Bank’s interest-bearing deposits increased $157,341,000, or 12.3%, to $1,441,190,000 for year-to-date June 30, 2007. The remaining increase was related primarily to an increase in interest-bearing deposit at BBNA offset by small decrease in average borrowings.

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

Net interest income, on a tax equivalent basis, increased $1,093,000 or 2.8% to $39,887,000 for the six months ended June 30, 2007, compared to $38,794,000 for the comparable period in 2006. Net interest margin, the Company’s net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, was 3.50% for the six months ended June 30, 2007, compared to 3.72% for the comparable period in 2006. The net interest margin expressed as a percentage of average total assets, also on a tax-equivalent basis, was 3.25% for the six months ended June 30, 2007, compared to 3.44% for the comparable period in 2006. The decline in net interest margin was attributable to a market driven tightening on interest rate spreads. We have offset a portion of the decreasing margin through balance sheet growth and cost controls.

Interest income, on a tax equivalent basis, for the six months ended June 30, 2007, was $80,578,000, which was $10,682,000 or 15.3% higher than the $69,896,000 earned during the comparable period in 2006. The average yield on interest-earning assets increased 37 basis points to 7.07% for the six months ended June 30, 2007, compared to 6.70% for the comparable period in 2006. This increase was due primarily to growth in the average balances of outstanding loans combined with an increase in the average yields in loans and U.S. Government obligations.

Interest expense for the six months ended June 30, 2007, was $40,691,000, which was $9,589,000 or 30.8% higher than the $31,102,000 for the comparable period in 2006. The average rate paid on interest-bearing liabilities increased 63 basis points to 4.03% for the six months ended June 30, 2007, compared to 3.40% for the comparable period in 2006. The increase in interest expense was due primarily to an increase in the average cost and growth of time and money market deposits.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, increased $1,408,000 or 11.7% to $13,399,000 for the six months ended June 30, 2007, compared to $11,991,000 for the same period in 2006. The primary increase in other income related to a non-recurring $630,000 pre-tax charge recorded in the second quarter of 2006 to write-off unamortized offering costs in conjunction with a redemption of trust preferred securities.

25 of 42

During the first six months of 2007, the Company recognized gains of $1,420,000 on the sale of $102,529,000 in mortgage loans compared to gains of $1,072,000 on the sale of $76,490,000 of loans during the prior year period. The interest-rate and debt markets have a strong influence on the level of mortgage loan origination and sales volumes. As interest rates have risen from the lower levels of recent history, origination and sales activity related to home purchases has remained strong while refinancing activity has slowed considerably. The Company may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities. The current sub-prime market issues may constrain the secondary mortgage markets. Although the Company does not originate sub-prime loans, the issues within the sector may affect the Company’s ability to sell mortgage loans for a gain.

Income recognized on service charges, trust fees, commissions, and loan gains are recognized based on contractual terms and are accrued based on estimates, or are recognized as transactions occur or services are provided. Income from the servicing of sold loans is recognized based on estimated asset valuations and transaction volumes. While these estimates and assumptions may be considered complex, the Company has implemented controls and processes to mitigate the risk of inaccuracies in these accruals.

During the six months ended June 30, 2007, the Company recognized security gains of approximately $560,000 after income taxes, representing 3.6% of net income. During the comparable period in 2006, security gains of approximately $654,000 after income taxes were recognized, representing 4.7% of net income. The Company owns a position in a marketable equity security with substantial appreciated value. The directors of the Company have authorized an orderly liquidation of this asset. Management has been liquidating this asset in a manner to attempt to match funding needs while maximizing the gain on the sale.

Total non-interest expenses increased $290,000 or 1.0% to $29,220,000 for the six months ended June 30, 2007, compared to $28,930,000 for the comparable period in 2006. Salaries and wages increased slightly over the same period of 2006. Overall, non-interest expense categories were essentially flat as the organization experienced the first year of the efficiencies from the Tarpon Coast acquisition and overall cost control in an attempt to offset net interest margin pressure.

Full time equivalent employees decreased to 638 at June 30, 2007 from 642 at June 30, 2006. The decrease is attributable to efficiencies gained following the Tarpon Coast acquisition.

Income taxes for the six months ended June 30, 2007, increased to $7,453,000 compared to $7,294,000 for the comparable period in 2006. As a percentage of income before taxes, the provision for income taxes decreased to 32.3% for the six months ended June 30, 2007, from 34.4% for the comparable period in 2006. This decrease was primarily related to increased deductions for dividend payments related to the Company’s Employee Stock Ownership Plan, income on life insurance and decreased amortization of certain intangibles.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007, AS COMPARED TO JUNE 30, 2006

SUMMARY

Net income for the three months ended June 30, 2007, was $7,864,000 which represented an increase of $829,000 or 11.8% as compared to net income of $7,035,000 for the comparable period in 2006. Fully-diluted earnings per share were $0.37 for the quarter ended June 30, 2007, an increase of 12.1% over $0.33 for the quarter ended June 30, 2006.

The Company’s return on average assets was 1.28% for the three months ended June 30, 2007, an increase of 5 basis points from 1.23% for the comparable period in 2006. The Company’s return on average stockholders’ equity was 16.68% for the three months ended June 30, 2007, representing an increase of 27 basis points compared to 16.41% for the comparable period in 2006.

26 of 42

FIRST BUSEY CORPORATION and Subsidiaries
AVERAGE BALANCE SHEETS AND INTEREST RATES
THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	2007			2006

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$137	$2	5.86%	$378	$5	5.31%
Federal funds sold	9,650	128	5.32%	5,674	69	4.88%
Investment securities
U.S. Government obligations	215,519	2,692	5.01%	195,639	1,897	3.89%
Obligations of states and political subdivisions (1)	69,315	1,036	5.99%	84,500	1,269	6.02%
Other securities	45,896	453	3.96%	44,667	431	3.87%
Loans (net of unearned interest) (1) (2)	1,957,427	36,319	7.44%	1,791,837	32,548	7.29%

Total interest earning assets	$2,297,944	$40,630	7.09%	$2,122,695	$36,219	6.84%

Cash and due from banks	50,614			54,260
Premises and equipment	41,173			40,488
Allowance for loan losses	(23,793)			(23,477)
Other assets	105,812			103,815

Total Assets	$2,471,750			$2,297,781

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$21,177	$55	1.04%	$79,165	$444	2.25%
Savings deposits	99,261	242	0.98%	113,346	263	0.93%
Money market deposits	763,447	6,031	3.17%	628,499	4,333	2.77%
Time deposits	881,245	10,593	4.82%	755,496	7,673	4.07%
Short-term borrowings:
Federal funds purchased	18,135	248	5.51%	28,164	366	5.21%
Repurchase agreements	53,554	553	4.13%	49,145	441	3.60%
Other	250	4	6.42%	712	10	5.63%
Long-term debt	143,802	1,788	4.99%	159,288	1,864	4.69%
Junior subordinated debt owed to unconsolidated trusts	55,000	1,003	7.31%	51,250	1,046	8.19%

Total interest-bearing liabilities	$2,035,871	$20,517	4.04%	$1,865,065	$16,440	3.54%

Net interest spread			3.05%			3.30%

Demand deposits	228,143			244,493
Other liabilities	18,675			16,280
Stockholders’ equity	189,061			171,943

Total Liabilities and Stockholders’ Equity	$2,471,750			$2,297,781

Interest income / earning assets (1)	$2,297,944	$40,630	7.09%	$2,122,695	$36,219	6.84%
Interest expense / earning assets	$2,297,944	$20,517	3.58%	$2,122,695	$16,440	3.10%

Net interest margin (1)		$20,113	3.51%		$19,779	3.74%

(3)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2007 and 2006

(4)	Non-accrual loans have been included in average loans, net of unearned interest.

27 of 42

FIRST BUSEY CORPORATION and Subsidiaries
CHANGES IN NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Change due to(1)

	Average Volume	Average Yield/Rate	Total Change

	(Dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(3)	$—	$(3)
Federal funds sold	51	8	59
Investment securities:
U.S. Government obligations	198	597	795
Obligations of states and political subdivisions (2)	(228)	(5)	(233)
Other securities	12	10	22
Loans (2)	3,014	757	3,771

Change in interest income (2)	$3,044	$1,367	$4,411

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$(225)	$(164)	$(389)
Savings deposits	(34)	13	(21)
Money market deposits	1,011	687	1,698
Time deposits	1,389	1,531	2,920
Short-term borrowings:
Federal funds purchased	(136)	18	(118)
Repurchase agreements	42	70	112
Other	(7)	1	(6)
Long-term debt	(188)	112	(76)
Junior subordinated debt owed to unconsolidated trusts	73	(116)	(43)

Change in interest expense	$1,925	$2,152	$4,077

Increase in net interest income (2)	$1,119	$(785)	$334

(1)	Changes due to both rate and volume have been allocated proportionally

(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% for 2007 and 2006.

28 of 42

EARNING ASSETS, SOURCES OF FUNDS, AND NET INTEREST MARGIN

Average earning assets increased $175,249,000 or 8.3% to $2,297,944,000 for the three months ending June 30, 2007, as compared to $2,122,695,000 for the comparable period last year. The average balance of loans outstanding increased $165,590,000 or 9.2% to $1,957,427,000 during the three-month period ended June 30, 2007, compared to $1,791,837,000 during the comparable period in 2006. Busey Bank had average assets of $2,014,554,000 during the three-month period ended June 30, 2007, compared to $1,861,579,000 during the comparable period in 2006. During the second quarter of 2007, Busey Bank’s loan balances averaged $1,582,801,000 compared to $1,436,726,000 during the comparable period in 2006. BBNA had average assets of $443,366,000 during the three-month period ended June 30, 2007, compared to $424,034,000 during the comparable period in 2006. During the second quarter of 2007, BBNA’s loan balances averaged $374,214,000 compared to $352,014,000 during the comparable period in 2006.

Interest-bearing liabilities averaged $2,035,871,000 during the second quarter of 2007, an increase of $170,806,000 or 9.2% from the average balance of $1,865,065,000 for the comparable period in 2006. Interest-bearing deposits averaged $1,765,130,000 during the three-month period ended June 30, 2007, an increase of $188,624,000 or 12.0% from $1,576,506,000 for the comparable period in 2006. Busey Bank had average interest-bearing deposits of $1,445,045,000 during the three months ended June 30, 2007, compared to $1,288,570,000 during the comparable period in 2006. BBNA had average interest-bearing deposits of $320,085,000 during the three months ended June 30, 2007, compared to $287,936,000 during the comparable period in 2006.

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

Net interest margin, on a tax equivalent basis, increased $334,000 or 1.7% to $20,113,000 for the three months ended June 30, 2007, compared to $19,779,000 for the comparable period in 2006. Net interest margin, the Company’s annualized net interest income expressed as a percentage of average earning assets stated on a tax equivalent basis, was 3.51% for the three months ended June 30, 2007, compared to 3.74% for the comparable period in 2006. The annualized net interest margin expressed as a percentage of average total assets, also on a tax equivalent basis, was 3.26% for the three months ended June 30, 2007, compared to 3.45% for the comparable period in 2006. The decline in net interest margin was attributable to a market driven tightening on interest rate spreads.

Interest income, on a tax equivalent basis, for the three months ended June 30, 2007, was $40,630,000, which was $4,411,000 or 12.2% higher than the $36,219,000 earned during the comparable period in 2006. The average yield on interest-earning assets increased 25 basis points to 7.09% for the three months ended June 30, 2007, compared to 6.84% for the comparable period in 2006. This increase was due primarily to growth in the average balances of outstanding loans combined with an increase in the average yields in U.S. Government obligations and loans.

Interest expense for the three months ended June 30, 2007, was $20,517,000, which was $4,077,000 or 24.8% higher than the $16,440,000 for the comparable period in 2006. The increase in interest expense was due primarily to an increase in the average cost and growth of money market and time deposits. The average rate paid on interest-bearing liabilities increased 50 basis points to 4.04% for the three months ended June 30, 2007, compared to 3.54% for the comparable period in 2006.

OTHER INCOME, OTHER EXPENSE, AND INCOME TAXES

Total other income, excluding security gains, increased $928,000 or 15.4% to $6,970,000 for the three months ended June 30, 2007, compared to $6,042,000 for the same period in 2006. The primary increase in other income related to a non-recurring $630,000 pre-tax charge recorded in the second quarter of 2006 to write-off unamortized offering costs in conjunction with a redemption of trust preferred securities.

29 of 42

During the second quarter of 2007, the Company recognized gains of $764,000 on the sale of $55,790,000 in mortgage loans compared to gains of $538,000 on the sale of $41,540,000 of loans during the prior year period. The interest-rate and debt markets have a strong influence on the level of mortgage loan origination and sales volumes. Mortgage interest rates have remained relatively stable, showing a slight upward trend in the second quarter of 2007. The Company was able to continue to originate and sell mortgages at a rate faster than in the first quarter of 2007. The Company may realize gains and/or losses on these sales dependent upon interest-rate movements and upon how receptive the debt markets are to mortgage-backed securities. Although the Company does not originate sub-prime loans, the issues within the sector may affect the Company’s ability to sell mortgage loans for a gain.

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

During the three months ended June 30, 2007, the Company recognized security gains of approximately $257,000 after income taxes, representing 3.3% of net income. During the comparable period in 2006, security gains of approximately $519,000 after income taxes were recognized, representing 7.4% of net income. The Company owns a position in a marketable equity security with substantial appreciated value. The directors of the Company have authorized an orderly liquidation of this asset. Management has been liquidating this asset in a manner to attempt to match funding needs while maximizing the gain on the sale.

Total other expenses decreased $265,000 or 1.8% to $14,522,000 for the three months ended June 30, 2007, compared to 14,787,000 for the comparable period in 2006. Salaries and wages increased slightly over the same period of 2006. Overall, non-interest expense categories were essentially flat as the organization is experiencing the first year of the efficiencies from the 2005 Tarpon Coast acquisition and overall cost control in an attempt to offset net interest margin pressure.

Income taxes for the three months ended June 30, 2007, decreased to $3,994,000 compared to $4,033,000 for the comparable period in 2006. As a percentage of income before taxes, the provision for income taxes decreased to 33.7% for the three months ended June 30, 2007, from 36.4% for the comparable period in 2006. This decrease was primarily related to increased deductions for dividend payments related to the Company’s Employee Stock Ownership Plan, income on life insurance and decreased amortization of certain intangibles.

LIQUIDITY

Liquidity management is the process by which the Company ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business. These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to stockholders, repurchasing stock and paying operating expenses.

The Company’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold. The balances of these assets are dependent on the Company’s operating, investing, lending and financing activities during any given period.

The Company’s primary sources of funds, consists of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Company has an operating line in the amount of $10,000,000, all of which was available as of June 30, 2007. Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

30 of 42

An additional source of liquidity that can be managed for short-term and long-term needs is the Company’s ability to securitize or package loans (primarily mortgage loans) for sale. During the first six months of 2007, the Company originated $108,601,000 and sold $102,529,000 in mortgage loans for sale compared to originations of $77,323,000 and sales of $76,251,000 during the first six months of 2006. As of June 30, 2007, the Company held $22,328,000 in loans held for sale. Management intends to sell these loans during the third quarter of 2007.

The objective of liquidity management by the Company is to ensure that funds will be available to meet demand in a timely and efficient manner. Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations. The Company achieves a satisfactory degree of liquidity through actively managing both assets and liabilities. Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

The Company’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business. As of June 30, 2007, and 2006, the Company had outstanding loan commitments including lines of credit of $505,692,000 and $517,470,000, respectively. The balance of commitments to extend credit represents future cash requirement and some of these commitments may expire without being drawn upon. Management anticipates the Company will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

The Company has entered into certain contractual obligations and other commitments. Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.

The following table summarizes significant contractual obligations and other commitments as of June 30, 2007:

Due Within	Certificates of Deposit	Securities Sold under Agreements to Repurchase and Short- and Long-term Borrowings	Leases	Junior Subordinated Debt Owed to Unconsolidated Trusts	Total

(Dollars in thousands)

1 year	$625,497	$67,697	$969	$—	$694,163
2 years	140,623	22,000	550	—	163,173
3 years	58,237	25,000	180	—	83,417
4 years	29,032	50,075	78	—	79,185
5 years	30,577	13,750	23	—	44,350
Thereafter	750	14,000	118	55,000	69,868

Total	$884,716	$192,522	$1,918	$55,000	$1,134,156

Net cash flows provided by operating activities totaled $11,272,000 during the six months ended June 30, 2007, compared to $14,941,000 during the comparable prior year period. Significant items affecting the cash flows provided by operating activities are net income, depreciation and amortization expense, gains on sales of investment securities, and activities related to the origination and sale of loans held for sale. During the first six months of 2007, the Company originated $108,601,000 in loans held for sale and generated $103,949,000 from the sale of held-for-sale loans resulting in net cash used in loan originations and sale of $4,652,000. During the comparable period in 2006, the Company originated $77,323,000 in held-for-sale loans and generated $77,562,000 from the sale of held-for-sale loans leading to net cash provided by loan originations and sale of $239,000.

31 of 42

Net cash provided by investing activities was $5,143,000 for the six months ended June 30, 2007, compared to cash used in investing activities of $81,832,000 for the comparable period in 2006. Significant activities affecting cash flows from investing activities are those activities associated with managing the Company’s investment portfolio and loans held in the Company’s portfolio. During the six months ended June 30, 2007, proceeds from the sales and maturities of securities classified as available-for-sale totaled $187,163,000, and the Company purchased $144,128,000 in securities resulting in net cash provided by securities activity of $43,035,000, which was used to repay short-term and long-term debt and provide additional cash for required funds, including loan growth. In the comparable period of 2006 proceeds from the sales and maturities of securities classified as available for sale totaled $45,590,000, and the Company purchased $34,569,000 in securities resulting in net cash provided by securities activity of $11,021,000. The Company’s loan portfolio was increased $22,038,000 during the first six months of 2007, compared to an increase of $90,339,000 during the comparable period of 2006.

Net cash used by financing activities was $23,627,000 during the first six months of 2007 compared to cash provided of $67,033,000 for the comparable period in 2006. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt and long-term subordinated debt. Deposits, which are the Company’s primary funding source, increased by $28,898,000 during the first six months of 2007, compared to an increase of $52,802,000 during the comparable period in 2006. The Company decreased its long-term debt by a net of $16,825,000 during the first six months of 2007, compared to a net decrease of $1,020,000 during the comparable period in 2006. The Company paid down $26,000,000 of short-term borrowings during the first six months of 2007. The Company redeemed $25,000,000 of trust preferred securities, offset by issuance of $30,000,000 of new trust preferred securities during the first six months of 2006.

32 of 42

CAPITAL RESOURCES

Other than from the issuance of common stock, the Company’s primary source of capital is retained net income. During the six months ended June 30, 2007, the Company earned $15,600,000 and paid dividends of $8,798,000 to stockholders, resulting in the retention of current earnings of $6,802,000. The Company’s dividend payout ratio for the six months ended June 30, 2007 was 56.4%.

The Company and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2007, that the Company and its bank subsidiaries met all capital adequacy requirements to which they are subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30 , 2007:

Total Capital (to Risk-weighted Assets)
Consolidated	$213,205	10.83%	$157,474	8.00%	N/A	N/A
Busey Bank	$181,321	11.18%	$129,739	8.00%	$162,173	10.00%
Busey Bank N.A.	$46,146	13.88%	$26,589	8.00%	$33,236	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$185,003	9.40%	$78,737	4.00%	N/A	N/A
Busey Bank	$158,786	9.79%	$64,870	4.00%	$97,304	6.00%
Busey Bank N.A.	$41,984	12.63%	$13,295	4.00%	$19,942	6.00%

Tier I Capital (to Average Assets)
Consolidated	$185,003	7.68%	$96,390	4.00%	N/A	N/A
Busey Bank	$158,786	8.02%	$79,150	4.00%	$98,937	5.00%
Busey Bank Florida	$41,984	10.00%	$16,802	4.00%	$21,002	5.00%

33 of 42

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

34 of 42

The following table sets forth the static rate-sensitivity analysis of the Company as of June 30, 2007:

	Rate Sensitive Within

	1-30 Days	31-90 Days	91-180 Days	181 Days - 1 Year	Over 1 Year	Total

	(Dollars in thousands)

Interest-bearing deposits	$170	$—	$—	$—	$—	$170
Federal funds sold	14,100	—	—	—	—	14,100
Investment securities
U.S. Governments	—	44,563	19,895	66,101	78,158	208,717
Obligations of states and political subdivisions	2,510	—	7,912	4,536	53,754	68,712
Other securities	21,783	1,020	1,434	2,260	19,276	45,773
Loans (net of unearned int.)	770,781	104,206	121,779	237,230	748,805	1,982,201

Total rate-sensitive assets	$809,344	$149,789	$151,020	$310,127	$899,993	$2,320,273

Interest-bearing transaction deposits	$44,129	$—	$—	$—	$—	$44,129
Savings deposits	95,113	—	—	—	—	95,113
Money market deposits	789,184	—	—	—	—	789,184
Time deposits	109,968	116,118	171,214	231,450	255,966	884,716
Short-term borrowings:
Federal funds purchased and repurchase agreements	52,697	—	—	—	—	52,697
Short-term borrowings	—	—	—	—	—	—
Long-term debt	—	3,750	250	41,000	94,825	139,825
Junior subordinated debt owed
To unconsolidated trusts	—	25,000	—	—	30,000	55,000

Total rate-sensitive liabilities	$1,091,091	$144,868	$171,464	$272,450	$380,791	$2,060,664
Rate-sensitive assets less rate-sensitive liabilities	$(281,747)	$4,921	$(20,444)	$37,677	$519,202	$259,609

Cumulative Gap	$(281,747)	$(276,826)	$(297,270)	$(259,593)	$259,609

Cumulative amounts as a percentage of total rate-sensitive assets	(12.14)%	(11.93)%	(12.81)%	(11.19)%	11.19%

Cumulative ratio	0.74	0.78	0.79	0.85	1.13

The funds management policy of the Company requires the banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods. As of June 30, 2007, the banks are within those guidelines.

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $260 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year. The composition of the gap structure at June 30, 2007, indicates the Company would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the same time.

35 of 42

The Company’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at June 30, 2007, balances. The model assumes repricing frequency on all variable-rate assets and liabilities. The model also assumes a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Company, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at June 30, 2007, and December 31, 2006 was as follows:

	Basis Point Changes

	- 200	- 100	+ 100	+ 200

June 30, 2007	1.59%	0.77%	(1.04)%	(2.13)%

December 31, 2006	2.17%	1.78%	(2.12%)	(4.11%)

36 of 42

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007, were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2007, the Company did not make any significant changes in its internal control over financial reporting or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

Not Applicable

ITEM 1A: Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s 2006 Annual Report on Form 10-K.

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]

				507,955
April 1 – 30, 2007	—	$—	—	507,955
May 1 – 31, 2007	—	—	—	507,955
June 1 – 30, 2007	10,000	20.04	10,000	497,955

Total	10,000	$20.44	10,000

1 The Company’s board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Company’s 2004 repurchase plan has no expiration date.

ITEM 3: Defaults upon Senior Securities

Not Applicable

37 of 42

ITEM 4: Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5: Other Information

(a)	The Company will hold its 2006 Annual Meeting at the Champaign Country Club, 1211 South Prospect Ave., Champaign, Illinois 61820, on November 7, 2007 at 4:00 PM Central Time.

(b)	Not Applicable

ITEM 6: Exhibits

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BUSEY CORPORATION
(Registrant)

By:	//Van A. Dukeman//

Van A. Dukeman
President and Chief Executive Officer
(Principal executive officer)

By:	//Barbara J. Harrington//

Barbara J. Harrington
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2007

38 of 42