Form 10-Q
period 2007-09-30
FIRST BUSEY CORP /NV/
filed 2007-11-13
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2007	Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. Main St., Urbana, Illinois	61801

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (217) 365-4528

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2007

Common Stock, $.001 par value	36,587,766

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

2 of 39

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Unaudited)

	September 30, 2007	December 31, 2006

	(Dollars in thousands)
Assets
Cash and due from banks	$108,037	$63,316
Federal funds sold	43,000	—
Securities available for sale	697,802	365,608
Loans (net of allowance for loan losses 2007 $38,198; 2006 $23,588)	3,002,683	1,933,339
Premises and equipment	70,128	41,001
Cash surrender value of bank owned life insurance	32,456	19,777
Goodwill	239,571	54,386
Other intangible assets	35,117	3,746
Other assets	59,356	28,341

Total assets	$4,288,150	$2,509,514

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$454,875	$246,440
Interest bearing	2,912,933	1,768,399

Total deposits	$3,367,808	$2,014,839

Federal funds purchased and securities sold under agreements to repurchase	137,463	54,770
Short-term borrowings	21,023	25,000
Long-term debt	135,825	156,650
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	32,757	17,981

Total liabilities	$3,749,876	$2,324,240

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	$—	$—
Common stock, $.001 par value, authorized 60,000,000 shares; Shares issued – 2007 37,543,459; 2006 22,082,383	38	22
Surplus	392,739	46,632
Retained earnings	159,404	144,956
Accumulated other comprehensive income	4,911	5,494

Total stockholders’ equity before treasury stock	$557,092	$197,104
Treasury stock, at cost – 2007 958,263; 2006 626,467	(18,818)	(11,830)

Total stockholders’ equity	$538,274	$185,274

Total liabilities and stockholders’ equity	$4,288,150	$2,509,514

Common shares outstanding at period end	36,585,196	21,455,916

See accompanying notes to unaudited consolidated financial statements.

3 of 39

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$122,937	$97,001
Interest and dividends on investment securities:
Taxable interest income	12,190	7,021
Non-taxable interest income	2,300	2,458
Interest on Federal funds sold	990	188

Total interest income	$138,417	$106,668

Interest expense:
Deposits	$58,028	$38,597
Fed funds purchased and securities sold under agreements to repurchase	2,795	2,108
Short-term borrowings	223	57
Long-term debt	5,420	5,707
Junior subordinated debt owed to unconsolidated trusts	3,015	3,049

Total interest expense	$69,481	$49,518

Net interest income	$68,936	$57,150
Provision for loan losses	2,775	1,000

Net interest income after provision for loan losses	$66,161	$56,150

Other income:
Service charges on deposit accounts	$6,447	$6,011
Trust	6,090	4,470
Other service charges and fees	2,575	2,187
Security gains, net	2,995	1,880
Gain on sales of loans	2,414	1,858
Commissions and brokers fees, net	1,949	1,987
Remittance processing	1,746	—
Other operating income	3,125	1,885

Total other income	$27,341	$20,278

Other expenses:
Salaries and wages	$25,397	$19,878
Employee benefits	4,995	4,457
Net occupancy expense of premises	4,814	3,814
Furniture and equipment expenses	3,049	2,677
Data processing	2,731	1,344
Amortization of intangible assets	1,385	1,057
Other operating expenses	11,244	10,234

Total other expenses	$53,615	$43,461

Income before income taxes	$39,887	$32,967
Income taxes	12,777	11,423

Net income	$27,110	$21,544

Basic earnings per share	$1.09	$1.01

Diluted earnings per share	$1.09	$1.00

Dividends declared per share of common stock	$0.59	$0.48

See accompanying notes to unaudited consolidated financial statements

4 of 39

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$51,190	$34,554
Interest and dividends on investment securities:
Taxable interest income	6,077	2,367
Non-taxable interest income	832	830
Interest on Federal funds sold	703	66

Total interest income	$58,802	$37,817

Interest expense:
Deposits	$24,521	$14,553
Fed funds purchased and securities sold under agreements to repurchase	1,350	824
Short-term borrowings	158	36
Long-term debt	1,748	1,993
Junior subordinated debt owed to unconsolidated trusts	1,013	1,010

Total interest expense	$28,790	$18,416

Net interest income	$30,012	$19,401
Provision for loan losses	1,795	300

Net interest income after provision for loan losses	$28,217	$19,101

Other income:
Service charges on deposit accounts	$2,533	$2,122
Trust	2,691	1,312
Other service charges and fees	900	738
Security gains, net	2,065	794
Gain on sales of loans	994	786
Commissions and brokers fees, net	707	608
Remittance processing	1,746	—
Other operating income	1,376	841

Total other income	$13,012	$7,201

Other expenses:
Salaries and wages	$11,698	$6,609
Employee benefits	2,058	1,509
Net occupancy expense of premises	1,988	1,310
Furniture and equipment expenses	1,370	929
Data processing	1,715	450
Amortization of intangible assets	876	353
Other operating expenses	4,690	3,371

Total other expenses	$24,395	$14,531

Income before income taxes	$16,834	$11,771
Income taxes	5,324	4,129

Net income	$11,510	$7,642

Basic earnings per share	$0.37	$0.36

Diluted earnings per share	$0.36	$0.36

Dividends declared per share of common stock	$0.18	$0.16

See accompanying notes to unaudited consolidated financial statements

5 of 39

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$27,110	$21,544
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	611	340
Depreciation and amortization	5,087	4,071
Provision for loan losses	2,775	1,000
Provision for deferred income taxes	(154)	(1,590)
Accretion of security discounts, net	(1,686)	(824)
Gain on sales of investment securities, net	(2,995)	(1,880)
Gain on sales of loans	(2,414)	(1,858)
Net (gain) loss on sale of ORE properties	(71)	6
Increase in cash surrender value of bank owned life insurance	(1,217)	(653)
(Decrease) increase in deferred compensation, net	(2,544)	90
Change in assets and liabilities:
Decrease in other assets	352	1,057
Increase in other liabilities	(2,108)	(16)
Increase in interest payable	463	1,877
Decrease in income taxes receivable	244	—
Increase in income taxes payable	—	(94)

Net cash provided by operating activities before loan originations and sales	$23,453	$23,070

Loans originated for sale	(175,102)	(124,134)
Proceeds from sales of loans	180,285	127,088

Net cash provided by operating activities	$28,636	$26,024

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	51,200	8,120
Proceeds from maturities of securities classified available for sale	220,574	79,199
Purchase of securities classified available for sale	(252,001)	(77,805)
Increase in Federal funds sold	(3,500)	(12,029)
Increase in loans	(74,940)	(158,597)
Proceeds from sale of premises and equipment	48	16
Proceeds from sale of ORE properties	846	261
Purchases of premises and equipment	(7,262)	(6,540)
Purchase of subsidiary, net of cash and due from banks acquired	53,461	—

Net cash used in investing activities	$(11,574)	$(167,375)

(continued on next page)

6 of 39

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

	(Dollars in thousands)
Cash Flows From Financing Activities
Net increase in certificates of deposit	$33,179	$107,187
Net increase in demand, money market and savings deposits	66,108	32,233
Cash dividends paid	(12,662)	(10,249)
Net (decrease) increase in Federal funds purchased and securities sold under agreement to repurchase	(14,074)	7,034
Proceeds from short-term borrowings	9,000	2,000
Principal payments on short-term borrowings	(26,000)	(1,000)
Proceeds from issuance of long-term debt	—	50,325
Principal payments on long-term debt	(20,825)	(58,500)
Proceeds from issuance of junior subordinate debt owed to unconsolidated trusts	—	30,000
Redemption of junior subordinate debt owed to unconsolidated trusts	—	(25,000)
Purchase of treasury stock	(7,685)	(1,329)
Proceeds from sale of treasury stock	618	34

Net cash provided by financing activities	$27,659	$132,735

Net (decrease) increase in cash and due from banks	$44,721	$(8,616)
Cash and due from banks, beginning	$63,316	$60,957

Cash and due from banks, ending	$108,037	$52,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Other real estate acquired in settlement of loans	$2,167	$852
Cash payments for:
Interest	$69,225	$47,869
Income taxes	$12,460	$12,415

See accompanying notes to unaudited consolidated financial statements

7 of 39

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(Dollars in thousands)
Net income	$11,510	$7,642	$27,110	$21,544

Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains arising during period	$2,297	$3,124	$2,027	$1,185
Less reclassification adjustment for gains included in net Income	(2,065)	(794)	(2,995)	(1,880)

Other comprehensive income (loss), before tax	$232	$2,330	$(968)	$(695)
Income tax expense (benefit) related to items of other comprehensive loss	92	925	(385)	(276)

Other comprehensive income (loss), net of tax	$140	$1,405	$(583)	$(419)

Comprehensive income	$11,650	$9,047	$26,527	$21,126

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (the Company), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments, except those related to the recent merger, are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

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

8 of 39

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

Note 3: Business Combinations

Following the close of business on July 31, 2007, the Company completed its merger of equals (the merger) transaction with Main Street Trust, Inc. (Main Street). As a result of the merger, Main Street shareholders received shares of the Company’s common stock in a fixed exchange ratio of 1.55 shares of the Company for each share of Main Street, totaling 15.5 million shares valued at $22.17 per share. The value of the shares was calculated based upon the average closing price of First Busey Corporation stock for the two trading days surrounding the announcement date. The total purchase price, including acquisition expenses and the fair value of assumed stock options, was $350.2 million.

The merger was accounted for under the purchase method of accounting, which resulted in goodwill of $185.4 million equaling the excess of the purchase price over the fair value of identifiable assets. Goodwill is not amortized, but is subject to at least annual impairment testing. However, a portion of goodwill has been allocated to the future tax benefits arising from stock options assumed in the merger. As these benefits are recorded, an equal adjustment to the allocated goodwill is recorded. As of September 30, 2007, goodwill reductions of $0.3 million related to stock options assumed were recorded. Identifiable intangibles of $32.8 million were recorded related to core deposit and customer relationship intangibles. The identifiable intangibles are being amortized using accelerated methods over a period of 10 years.

Two months of earnings of Main Street Bank & Trust and FirsTech, a payment processing subsidiary, are included in the financial statements of the Company as of and for the three and nine months ended September 30, 2007.

The combined company will maintain the “First Busey Corporation” name and NASDAQ Global Select market symbol of “BUSE”. Main Street Bank & Trust, Main Street’s banking subsidiary, will continue to operate under the Main Street brand until its merger with Busey Bank, which is anticipated to occur in November 2007.

9 of 39

The following table summarizes the fair values of Main Street’s assets and liabilities assumed at the date of the merger. The Company is in the process of obtaining third-party valuations of certain fixed and intangible assets; therefore, the allocation of purchase price is subject to refinement.

September 30, 2007

(Dollars in thousands)

Cash and cash equivalents	$55,879
Federal funds sold	39,500
Investments	350,216
Loans, net	1,002,114
Premises and equipment	25,615
Cash surrender value of bank owned life insurance	11,462
Goodwill	185,438
Identifiable intangibles	32,757
Other assets	29,679

Total assets	$1,732,657

Noninterest-bearing deposits	208,221
Interest-bearing deposits	1,045,461
Federal funds purchased and securities sold under agreements to repurchase	96,767
Short-term borrowings	13,023
Other liabilities	18,965

Total liabilities	$1,382,437

Common stock issued, including fair value of stock options assumed	$347,805
Merger related cash expenditures	2,418

Total purchase price	$350,223

Unaudited pro forma operating results for the three and nine month ended September 30, 2007 and 2006, giving effect to the Main Street merger as if it had occurred as of January 1, 2006, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

	(In thousands, except per share data)
Net interest income	$34,263	$31,924	$97,678	$94,350
Other income	15,165	12,689	41,457	36,790
Other expense	28,947	25,724	80,697	76,511

Income before income taxes	$18,532	$18,139	$54,459	$52,279
Income taxes	5,893	6,283	17,424	17,941

Net income	$12,639	$11,856	$37,035	$34,338

Shares outstanding:
Weighted average basic	36,582	36,783	36,582	36,807
Weighted average fully -dilutive	36,842	37,082	36,842	37,086
Earnings per share – basic	$0.35	$0.32	$1.01	$0.93

Earnings per share – diluted	$0.34	$0.32	$1.01	$0.93

10 of 39

In conjunction with the merger, the Company reached an agreement with the U.S. Department of Justice (USDOJ) to divest five Main Street Bank & Trust banking centers located in Champaign County, Illinois to address USDOJ competitive concerns. On July 20, 2007, Main Street reached an agreement to sell the five branches to Freestar Bank, N.A., headquartered in Pontiac, Illinois. The transaction closed on November 2, 2007. Preliminary closing reports indicate approximate loans and deposits of $14.4 million and $102.2 million, respectively, were transferred in the divestiture.

Note 4: Unrealized Losses on Investment Securities

Information pertaining to securities with gross unrealized losses as of September 30, 2007, aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)

September 30, 2007:
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. Agency	26,807	20	3,217	5	30,024	25
State and municipal	23,563	157	23,730	305	47,293	462
Mortgage-backed	—	—	1,525	1	1,525	1
Corporate	449	3	1,971	24	2,420	27

Subtotal, debt securities	$50,819	$180	$30,443	$335	$81,262	$515

Mutual funds and equity securities	319	59	49	15	368	74

Total temporarily impaired securities	$51,138	$239	$30,492	$350	$81,630	$589

The total number of investment securities in an unrealized loss position as of September 30, 2007 was 228, 141 less than 12 months and 87 greater than 12 months. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

11 of 39

Note 5: Loans

The major classifications of loans as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006

	(Dollars in thousands)

Commercial	$392,069	$224,264
Real estate construction	739,610	467,477
Real estate – farmland	49,355	16,237
Real estate - 1-4 family residential mortgage	758,546	531,462
Real estate – multifamily mortgage	184,822	125,544
Real estate - non-farm nonresidential mortgage	808,334	512,339
Installment	58,654	39,477
Agricultural	34,142	22,691

	$3,025,532	$1,939,491
Plus:
Net deferred loan costs	1,861	1,180
Loans held for sale	13,488	16,256

	3,040,881	1,956,927
Less:
Allowance for loan losses	38,198	23,588

Net loans	$3,002,683	$1,933,339

Loans held for sale are primarily real estate – 1-4 family residential mortgage loans with fair values of $13.6 million at September 30, 2007 and $16.5 million at December 31, 2006.

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,

	2007	2006

	(Dollars in thousands)

Balance, beginning of year	$23,588	$23,190
Provision for loan losses	2,775	1,000
Allowance as result of merger	12,898	—
Recoveries applicable to loan balances previously charged off	456	125
Loan balances charged off	(1,519)	(763)

Balance, September 30	$38,198	$23,552

12 of 39

Note 6: Earnings Per Share

Net income per common share has been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(In thousands, except per share data)

Net income	$11,510	$7,642	$27,110	$21,544

Shares:
Weighted average common shares outstanding	31,464	21,322	24,834	21,346

Dilutive effect of outstanding options as determined by the application of the treasury stock method	191	119	105	99

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	31,655	21,441	24,939	21,445

Basic earnings per share	$0.37	$0.36	$1.09	$1.01

Diluted earnings per share	$0.36	$0.36	$1.09	$1.00

Note 7: Stock-based Compensation

As of September 30, 2007, the Company had two stock-based employee compensation plans, which are described more fully in Note 16 of the Company’s Annual Report on Form 10-K. The Company had no material excess cash inflows during the nine months ended September 30, 2007.

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

In conjunction with the merger, the Company assumed Main Street’s outstanding stock options and associated stock option plans, which convert to approximately 1.3 million First Busey Corporation stock options. The stock options were subject to the 1.55 exchange rate outlined in the merger agreement. Fractional stock options were rounded up to the next whole stock option pursuant to the merger agreement.

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented. As of September 30, 2007, under the Company’s 2004 stock repurchase plan, 133,555 additional shares were authorized for repurchase. The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

In conjunction with the merger, the Company accelerated the vesting of all unvested stock options. The Company’s decision to accelerate the vesting of stock options sought to provide the Company’s associates with equivalent option treatment as that of Main Street Trust, Inc.’s associates following the closing of the merger.

13 of 39

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

On September 18, 2007, the Company issued 20,000 stock options to an employee. The stock options have an exercise price of $21.90, vest on September 21, 2010 and expire on December 15, 2015.

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

	Employee	Directors

Number of options granted	20,000	27,000
Exercise Price	$21.90	$19.55
Estimated forfeiture rate	—	—
Risk-free interest rate	4.20%	5.05%
Expected life, in years	4.7	4.8
Expected volatility	11.2%	13.1%
Expected dividend yield	3.29%	3.65%
Estimated fair value per option	$2.18	$2.40

A summary of the status of and changes in the Company’s stock option plan for the nine months ended September 30, 2007 follows:

	Nine Months Ended September 30, 2007

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at beginning of year	780,100	$18.50
Granted	47,000	20.55
Assumed through merger	1,310,198	16.08
Exercised	(79,359)	16.21
Forfeited	(8,500)	20.03

Outstanding at end of period	2,049,439	$17.08	4.78

Exercisable at end of period	2,029,439	$17.04	4.75

14 of 39

The total intrinsic value of stock options exercised in the nine months ended September 30, 2007 and 2006 was $385,000 and $30,000, respectively.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Intrinsic Value	Number	Intrinsic Value

(Intrinsic value in thousands)

$11.29-12.00	472,731	$11.71	3.49		472,731
14.56-16.03	335,565	15.29	4.74		335,565
18.07-19.83	360,450	19.43	1.79		360,450
18.58-21.90	664,193	19.49	8.02		644,193
20.16-20.71	216,500	20.30	4.21		216,500

	2,049,439	$17.08	4.78	$5,958	2,029,439	$5,997

The Company recorded stock option based compensation expense of $367,000, net of $244,000 tax benefit, and $191,000, net of $126,000 tax benefit, for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, the Company recorded stock option based compensation expense of $243,000, net of $164,000 tax benefit, and $82,000, net of $54,000 tax benefit, respectively. As of September 30, 2007, the Company had unrecognized stock option expense of approximately $26,000, net of $18,000 tax benefit.

Note 8: Income Taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. The Company and its subsidiaries file consolidated Federal and State income tax returns with each subsidiary computing its taxes on a separate entity basis. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2004. The provision for income taxes is based on income as reported in the financial statements.

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

15 of 39

Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. There were no unrecognized tax benefits as of January 1, 2007. There have been no adjustments to unrecognized tax benefits since January 1, 2007. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to September 30, 2007.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. The Company has no accruals for payments of interest and penalties at September 30, 2007.

At September 30, 2007, the Company was not currently under examination by any tax authorities. However, the Company has received notice from the Illinois Department of Revenue that an examination of tax years 2005-2006 will be performed beginning in the second quarter of 2008.

Note 9: Junior Subordinated Debt Owed to Unconsolidated Trusts

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. As of September 30, 2007, the trust preferred securities qualified, and were treated by the Company, as Tier I regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2007:

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

16 of 39

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of September 30, 2007, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

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

The Company and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments. The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	September 30, 2007	December 31, 2006

	(Dollars in thousands)

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$881,771	$536,763
Standby letters of credit	49,837	18,595

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

17 of 39

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2007, and December 31, 2006, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of September 30, 2007, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Note 11: Reportable Segments and Related Information

The Company has five reportable segments, Busey Bank, Main Street Bank & Trust, Busey Bank N.A., FirsTech and Busey Investment Group. Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, McLean, Peoria, Tazewell, and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida. Main Street Bank & Trust provides a full range of banking services to individual and corporate customers through its branch network in Champaign, Livingston, Macon, McLean, Shelby, and Tazewell Counties in Illinois. Busey Bank N.A. provides a full range of banking services to individual and corporate customers in Lee, Charlotte, and Sarasota Counties in southwest Florida. FirsTech is our payment processing company. Busey Investment Group is the parent company of: (1) First Busey Trust & Investment Co., which provides a full range of trust and investment management services, including estate and financial planning, tax preparation, custody services and philanthropic advisory services; (2) First Busey Securities, Inc., which is a full-service broker/dealer and provides individual investment advice; and (3) Busey Insurance Services, Inc., which offers a variety of insurance products.

The Company’s five reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. Following the merger of Busey Bank and Main Street Bank & Trust, which is anticipated to occur in November 2007, the Company will have four reportable segments.

The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the five segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

18 of 39

Following is a summary of selected financial information for the Company’s business segments as of and for the three and nine months ended September 30, 2007, and September 30, 2006:

	Goodwill		Total Assets

As of September 30,	2007	2006	2007	2006

	(Dollars in thousands)		(Dollars in thousands)
Goodwill:
Busey Bank	$30,237	$30,237	$2,085,664	$1,957,575
Main Street Bank & Trust	136,536	—	1,680,280	—
Busey Bank N.A.	22,601	22,601	462,120	443,529
FirsTech	4,538	—	15,760	—
Busey Investment Group, Inc.	—	—	8,186	7,301
All Other	45,659	1,548	36,140	10,816

Total Goodwill	$239,571	$54,386	$4,288,150	$2,419,221

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(Dollars in thousands)		(Dollars in thousands)
Interest Income:
Busey Bank	$34,843	$31,000	$101,014	$86,728
Main Street Bank & Trust	16,652	—	16,652	—
Busey Bank N.A.	7,253	6,739	20,628	19,810
FirsTech	6	—	6	—
Busey Investment Group, Inc.	78	67	219	190
All Other	(30)	11	(102)	(60)

Total Interest Income	$58,802	$37,817	$138,417	$106,668

Interest Expense:
Busey Bank	$15,877	$13,873	$46,658	$36,935
Main Street Bank & Trust	7,535	—	7,535	—
Busey Bank N.A.	3,906	3,000	10,950	7,921
FirsTech	—	—	—	—
Busey Investment Group, Inc.	—	—	—	—
All Other	1,472	1,543	4,338	4,662

Total Interest Expense	$28,790	$18,416	$69,481	$49,518

Other Income:
Busey Bank	$5,164	$5,023	$14,837	$13,917
Main Street Bank & Trust	2,430	—	2,430	—
Busey Bank N.A.	419	590	1,433	1,841
FirsTech	1,799	—	1,799	—
Busey Investment Group, Inc.	2,011	1,808	6,082	5,774
All Other	1,189	(220)	760	(1,254)

Total Other Income	$13,012	$7,201	$27,341	$20,278

Net Income:
Busey Bank	$7,803	$7,647	$23,821	$21,773
Main Street Bank & Trust	3,437	—	3,437	—
Busey Bank N.A.	366	786	1,008	2,858
FirsTech	306	—	306	—
Busey Investment Group, Inc.	575	474	1,739	1,662
All Other	(977)	(1,265)	(3,201)	(4,749)

Total Net Income	$11,510	$7,642	$27,110	$21,544

19 of 39

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (the Company) at September 30, 2007 (unaudited), as compared with December 31, 2006, and the results of operations for the three and nine months ended September 30, 2007 and 2006 (unaudited). Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s 2006 Annual Report on Form 10-K.

SUMMARY

Main Street Trust, Inc. Merger
The Company completed its merger of equals with Main Street Trust, Inc. following the close of business on July 31, 2007. As a result of the merger, two full months of earnings contribution from Main Street Bank & Trust and FirsTech, our payment processing company, are included in the September 30, 2007 results. The next significant step in the process is the bank merger of Main Street Bank & Trust with and into Busey Bank, which is expected to occur in November 2007. Our bank merger will include the launch of an updated Busey brand.

As required by the United States Department of Justice, prior to the closing of our merger, we reached an agreement to sell five Main Street Bank & Trust banking centers. The divestiture of the five branches, which represents approximately 1% of consolidated loans and 3% of consolidated deposits, closed in November 2007. The divestiture is not expected to have a significant impact upon earnings.

Operating Results
Net income was $11.5 million for the quarter ended September 30, 2007, as compared to $7.6 million for the comparable period in 2006. For the quarter ended September 30, 2007, earnings per share on a fully-diluted basis were $0.36, equaling the $0.36 for the comparable period in 2006. On a year-to-date basis, net income was $27.1 million as compared to $21.5 million for the comparable period in 2006. For the nine-month period ended September 30, 2007, earnings per share on a fully-diluted basis were $1.09, an increase of $0.09 or 9.0% from $1.00 for the comparable period in 2006. Two months of Main Street Bank & Trust and FirsTech net earnings are reflected in the results for the periods ended September 30, 2007.

Busey Bank’s net income was $23.8 million for the nine months ended September 30, 2007, as compared to $21.8 for the comparable period in 2006, an increase of 9.2%. Main Street Bank & Trust contributed $3.4 million in net income for the two months following the merger. Busey Bank N.A.’s net income was $1.3 million for the nine months ended September 30, 2007, as compared to $2.9 million for the comparable period in 2006. The decrease in net income at Busey Bank N.A. is primarily related to the significant decline in the southwest Florida residential real estate market. The decrease is due to the end of a high-margin, short-term construction lending program, decline in residential construction originations and loan loss charges related to the market decline. Busey Bank N.A.’s income was supplemented by two months of FirsTech income of $0.3 million. Following the merger, FirsTech became a subsidiary of Busey Bank N.A. Due to the unique nature of FirsTech’s operations, management identified FirsTech as a segment separate from Busey Bank N.A.

The Company experienced deterioration in its loan portfolio during the third quarter. Total non-performing assets were $26.0 million at September 30, 2007, compared to $12.2 million at June 30, 2007 and $7.1 million at September 30, 2006. The $26.0 million reflected $6.6 million of non-performing assets on the books of Main Street Bank & Trust. The remainder of the increase was primarily attributable to southwest Florida real estate loans.

The provision for loan losses was $1.8 million during the third quarter of 2007 compared to $300,000 in the comparable period of 2006. The provision was $2.8 million for the nine months ended September 30, 2007, versus $1.0 million in the comparable period of 2006. As a percentage of total outstanding loans, the allowance for loan losses was 1.26% as of September 30, 2007, and 1.24% as of September 30, 2006. Total allowance for loan losses was $38.2 million at September 30, 2007, representing 159.7% coverage of non-performing loans.

At September 30, 2007, the Company had 2,049,439 stock options outstanding, of which 2,029,439 were exercisable.

20 of 39

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference of interest income and fees earned on earning assets less interest expense incurred on interest-bearing liabilities. Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income. Net interest margin is tax-equivalent net interest income as a percent of average earning assets.

Certain assets with tax favorable treatment are evaluated on a tax-equivalent basis. Tax-equivalent basis assumes a federal income tax rate of 35%. Tax favorable assets generally have lower contractual pre-tax yields than fully taxable assets. A tax-equivalent analysis is performed by adding the tax savings to the earnings on tax favorable assets. After factoring in the tax favorable effects of these assets, the yields may be more appropriately evaluated against alternative earning assets. In addition to yield, various other risks are factored into the evaluation process.

Table 1 summarizes the changes in the Company’s average interest-earning assets and interest-bearing liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the three month periods ended September 30, 2007 and 2006. This table also details increases and decreases in income and expense for each of the major categories of assets and liabilities and analyzes the extent to which such variances are attributable to volume and rate changes.

Table 2 summarizes the same information as Table 1 but for the nine-month periods ended September 30, 2007 and 2006.

21 of 39

TABLE 1 - AVERAGE BALANCE SHEETS AND INTEREST RATES
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007			2006			Change due to (1)

	Average Balance	Income/ Expense	Yield/ Rate	Average Yield/Rate	Average Yield/Rate	Yield/ Rate	Average Volume	Average Yield/Rate	Total Change

	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$366	$4	4.34%	$379	$5	5.23%	$—	$(1)	$(1)
Federal funds sold	57,585	703	4.84%	5,017	66	5.22%	1,213	(576)	637
Investment securities
U.S. Government obligations	400,148	5,579	5.53%	190,867	1,951	4.06%	2,993	635	3,628
Obligations of states and political subdivisions (1)	84,527	1,281	6.01%	84,807	1,277	5.97%	(4)	8	4
Other securities	72,167	493	2.71%	43,051	410	3.78%	330	(247)	83
Loans (net of unearned interest)(1) (2)	2,689,472	51,286	7.57%	1,855,980	34,639	7.40%	15,708	939	16,647

Total interest earning assets	$3,304,265	$59,346	7.13%	$2,180,101	$38,348	6.98%	$20,240	$758	$20,998

Cash and due from banks	65,605			54,254
Premises and equipment	58,564			41,174
Allowance for loan losses	(32,841)			(23,461
Other assets	243,568			105,066

Total Assets	$3,639,161			$2,357,134

Liabilities and Stockholders’ Equity

Interest-bearing transaction deposits	$143,045	$603	1.67%	$66,782	$399	2.37%	$349	$(145)	$204
Savings deposits	136,847	299	0.87%	106,977	254	0.94%	67	(22)	45
Money market deposits	1,021,184	8,541	3.32%	671,870	5,174	3.06%	2,889	478	3,367
Time deposits	1,241,820	15,078	4.82%	786,949	8,726	4.40%	5,455	897	6,352
Short-term borrowings:
Federal funds purchased	3,878	42	4.30%	25,536	357	5.55%	(249)	(66)	(315)
Repurchase agreements	122,551	1,308	4.23%	47,538	467	3.90%	797	44	841
Other	11,182	158	5.61%	2,674	36	5.34%	120	2	122
Long-term debt	138,260	1,748	5.02%	160,206	1,993	4.94%	(277)	32	(245)
Junior subordinated debt owed to unconsolidated trusts	55,000	1,013	7.31%	55,000	1,010	7.29%	—	3	3

Total interest-bearing liabilities	$2,873,767	$28,790	3.97%	$1,923,532	$18,416	3.80%	$9,151	$1,223	$10,374

Net interest spread			3.16%			3.18%

Demand deposits	366,280			241,943
Other liabilities	28,212			15,864
Stockholders’ equity	370,902			175,795

Total Liabilities and Stockholders’ Equity	$3,639,161			$2,357,134

Interest income / earning assets (1)	$3,304,265	$59,346	7.13%	$2,180,101	$38,348	6.98%
Interest expense / earning assets	$3,304,265	$28,790	3.46%	$2,180,101	$18,416	3.35%

Net interest margin (1)		$30,556	3.67%		$19,932	3.63%	$11,089	$(465)	$10,624

(1)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2007 and 2006
(2)	Non-accrual loans have been included in average loans, net of unearned interest.

22 of 39

TABLE 2 - AVERAGE BALANCE SHEETS AND INTEREST RATES
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007			2006			Change due to (1)

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Volume	Average Yield/Rate	Total Change

	(Dollars in thousands)
Assets
Interest-bearing bank deposits	$242	$9	4.97%	$505	$18	4.77%	$(10)	$1	$(9)
Federal funds sold	24,637	990	5.37%	5,178	188	4.85%	990	(188)	802
Investment securities
U.S. Government obligations	272,940	10,706	5.24%	196,015	5,740	3.92%	2,554	2,412	4,966
Obligations of states and political subdivisions (1)	78,534	3,539	6.02%	84,265	3,782	6.00%	(257)	14	(243)
Other securities	55,948	1,475	3.52%	44,832	1,261	3.76%	318	(104)	214
Loans (net of unearned interest) (1) (2)	2,199,011	123,205	7.49%	1,799,137	97,254	7.23%	21,791	4,160	25,951

Total interest earning assets	$2,631,312	$139,924	7.11%	$2,129,932	$108,243	6.79%	$25,386	$6,295	$31,681

Cash and due from banks	56,618			53,164
Premises and equipment	46,927			40,148
Allowance for loan losses	(26,775)			(23,425)
Other assets	161,667			103,775

Total Assets	$2,869,749			$2,303,594

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$64,122	$781	1.63%	$71,552	$1,188	2.22%	$(114)	$(293)	$(407)
Savings deposits	112,602	782	0.93%	112,218	766	0.91%	3	13	16
Money market deposits	842,004	20,288	3.22%	642,027	13,241	2.76%	4,575	2,472	7,047
Time deposits	1,004,150	36,177	4.82%	760,264	23,402	4.12%	8,343	4,432	12,775
Short-term borrowings:
Federal funds purchased	7,526	375	6.66%	20,721	823	5.31%	(619)	171	(448)
Repurchase agreements	76,904	2,420	4.21%	48,683	1,285	3.53%	852	283	1,135
Other	5,459	223	5.46%	1,463	57	5.21%	163	3	166
Long-term debt	145,038	5,420	5.00%	160,886	5,707	4.74%	(582)	295	(287)

Junior subordinated debt owed to unconsolidated trusts	55,000	3,015	7.33%	52,000	3,049	7.84%	171	(205)	(34)

Total interest-bearing liabilities	$2,312,805	$69,481	4.02%	$1,869,814	$49,518	3.54%	$12,792	$7,171	$19,963

Net interest spread			3.09%			3.25%

Demand deposits	276.874			245,000
Other liabilities	21,724			16,091
Stockholders’ equity	258,346			172,689

Total Liabilities and Stockholders’ Equity	$2,869,749			$2,303,594

Interest income / earning assets (1)	$2,631,312	$139,924	7.11%	$2,129,932	$108,243	6.79%
Interest expense / earning assets	$2,631,312	$69,481	3.53%	$2,129,932	$49,518	3.10%

Net interest margin (1)		$70,443	3.58%		$58,725	3.69%	$12,593	$(876)	$11,717

(1)	On a tax-equivalent basis assuming a federal income tax rate of 35% for 2007 and 2006
(2)	Non-accrual loans have been included in average loans, net of unearned interest.

23 of 39

The increased average earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2007 over the same periods of 2006 related primarily to the merger with Main Street. The merger added an additional $350.2 million of investments, $1.02 billion of loans and $1.25 billion of deposits. The resulting averages from the merger contribution led to significant increases across all line items. The impact is more evident in the three month period ended due to the shortened average time frame.

During the three and nine month periods ended September 30, 2007, the changes in volume had a positive impact on the Company’s net interest margin. The positive volume change indicated that earning assets grew at a rate faster than interest-bearing liabilities. However, changes in rates moderately offset the positive volume changes, as rates on interest-bearing liabilities grew faster than rates on earning assets. The changes in rates were consistent with our consolidated short-term liability sensitive position.

Overall, net interest margin has been declining in recent annual periods as evidenced in the decline for the nine month period ended September 30, 2007 as compared to the same period in 2006. However, net interest margins seem to have stabilized over the last twelve months as evidenced by the slight increase for the three month period ended September 30, 2007 as compared to the equivalent period in 2006.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies. Management expects the current credit environment will present challenges to net interest margin management due to recent growth in delinquent and non-accrual loans. Please refer to the Notes to Consolidated Financial Statement in the Company’s 2006 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

TABLE 3 - OTHER INCOME
THREE and NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change

	(Dollars in thousands)

Service charges on deposit accounts	$2,533	$2,122	19.4%	$6,447	$6,011	7.3%
Trust	2,691	1,312	105.1%	6,090	4,470	36.2%
Other service charges & fees	900	738	22.0%	2,575	2,187	17.7%
Security gains, net	2,065	794	160.1%	2,995	1,880	59.3%
Gain on sales of loans	994	786	26.5%	2,414	1,858	29.9%
Commissions and brokers’ fees, net	707	608	16.3%	1,949	1,987	(1.9)%
Remittance payment processing	1,746	—	100.0%	1,746	—	100.0%
Other operating income	1,376	841	63.6%	3,125	1,885	65.8%

Total other income	$13,012	$7,201	80.7%	$27,341	$20,278	34.8%

Other income for the three and nine month periods ended September 30, 2007 increased significantly due to the merger with Main Street. Trust revenues increased $1.4 million and $1.6 million for the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase was primarily attributable to the $1.3 million of trust revenues contributed by Main Street Bank & Trust’s trust department in the two months since completing the merger.

Remittance payment processing revenue relates to our payment processing company, FirsTech, which was part of the Main Street merger. FirsTech has historically shown good growth and the Company believes that it continues to show good growth potential. The $1.7 million of remittance payment revenues represented two months of activity for FirsTech following the merger.

24 of 39

Commissions and brokers fees, net, showed moderate growth for the three month period, but a moderate decline for the nine month period, both ended September 30, 2007. Commissions and brokers’ fees growth in Busey Investment Group and the addition of Main Street’s two month contribution was offset by a large decline in Busey Bank N.A.’s commissions and brokers’ fees. Busey Bank N.A.’s brokerage subsidiary’s sales channels have been refocused from its historical operations to operate consistently with the Company’s brokerage strategy. The refocusing has caused sales in certain high commission products to decline at Busey Bank N.A. The Company remains committed to providing leading trust and brokerage services to the southwest Florida market, but on terms consistent with the Company’s strategy.

Security gains on sales increased significantly for the three and nine month periods ended September 30, 2007. The Company holds a security with a substantially higher value as compared to its cost. As the price of this security reaches certain levels, the Company believes a prudent liquidation strategy for this security is appropriate.

The increase in other income for the three and nine month periods ended September 30, 2007 related primarily to a non-recurring $630,000 pre-tax charge recorded in the second quarter of 2006 to write-off unamortized offering costs in conjunction with a redemption of trust preferred securities. The charge was recorded in other income as the Company records the results of its unconsolidated trusts into the other operating income line. The impact of the charge in 2006 led to the significant 2007 year-to-date increase in other operating income. The increase for the quarter ended September 30, 2007 over the same period of 2006 primarily relates to the merger with Main Street.

OTHER EXPENSE

TABLE 4 - OTHER EXPENSE
THREE and NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	% Change	2007	2006	% Change

	(Dollars in thousands)

Compensation expense:
Salaries & wages	$11,698	$6,609	77.0%	$25,397	$19,878	27.8%
Employee benefits	2,058	1,509	36.4%	4,995	4,457	12.1%

Total compensation expense	$13,756	$8,118	69.5%	$30,392	$24,335	24.9%

Net occupancy expense of premises	1,988	1,310	51.8%	4,814	3,814	26.2%
Furniture and equipment expenses	1,370	929	47.5%	3,049	2,677	13.9%
Data processing	1,715	450	281.1%	2,731	1,344	103.2%
Amortization of intangible assets	876	353	148.2%	1,385	1,057	31.0%
Other operating expenses	4,690	3,371	39.1%	11,244	10,234	9.9%

Total other expense	$24,395	$14,531	67.9%	$53,615	$43,461	23.4%

Income taxes	$5,324	$4,129	28.9%	$12,777	$11,423	11.9%
Effective rate on income taxes	31.6%	35.1%		32.0%	34.6%

Efficiency ratio	56.7%	53.8%		55.1%	55.0%

Compensation expense increased significantly for the three and nine month periods ended September 30, 2007. The increase was primarily attributable to the merger and related expenses. At the close of the merger, certain executives of the Company were paid a total of $1.5 million in contractual severance payments, without which the increase to compensation expense was 54.3%. Additionally, compensation related expenses for Main Street Bank & Trust and FirsTech totaled $3.7 million since the merger date.

Data processing expenses increased significantly for the three and nine month periods ended September 30, 2007 primarily due to infrastructure investments the Company made related to the growth from the merger and to prepare itself for the future growth management is anticipating. Management expects data processing expenses to be up over historical levels, but the increases evident in Table 4 are not expected to be sustained once the infrastructure projects are completed.

25 of 39

Amortization expense increased significantly for the third quarter of 2007 due to increased identifiable intangibles related to the merger. The amortization levels are subject to revision as new information is obtained by us or made available from third parties.

Overall, the increase in other expense for the 2007 periods in Table 4 related primarily to the merger with Main Street. The merger related costs are the operating costs of the subsidiaries assumed and the infrastructure related charges mentioned previously. Management is working toward recognizing the cost efficiencies inherent in the merger, of which only a small portion have been recognized to date.

Income tax expense increased for the three and nine month periods ended September 30, 2007, which was consistent with expectations as income before taxes increased. The effective rate on income taxes, or income taxes divided by income before taxes, has decreased for the 2007 periods as compared to the 2006 periods presented in Table 4. The decline in the effective rate on income taxes was primarily due to tax favored lending activities, increased deductions for dividend payments related to the Company’s Employee Stock Ownership Plan, income on life insurance and decreased amortization of certain intangibles.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest margin plus other income, less security gains and losses. The efficiency ratio for the three and nine month periods ended September 30, 2007 increased over the comparable periods in 2006. The two primary reasons for the increase were the large increases in data processing expenses and one-time severance payments. Excluding the severance payments, the efficiency ratio was 53.1% and 53.6% for the three and nine month periods ended September 30, 2007.

FINANCIAL CONDITION

TABLE 5 – SIGNIFICANT BALANCE SHEET ITEMS

	September 30, 2007	December 31, 2006	% Change

	(Dollars in thousands)
Assets
Securities available for sale	$697,802	$365,608	90.9%
Loans, net	3,002,683	1,933,339	55.3%
Total assets	4,288,150	2,509,514	70.9%
Liabilities
Deposits:
Noninterest bearing	$454,875	$246,440	84.6%
Interest bearing	2,912,933	1,768,399	64.7%

Total deposits	3,367,808	2,014,839	67.2%

Total liabilities	3,749,876	2,324,240	61.3%

Stockholders’ equity	$538,274	$185,274	190.5%

The Company’s balance sheet experienced significant growth during the nine months ended September 30, 2007 (See Table 5). The largest portion of the growth resulted from the merger with Main Street. As of September 30, 2007, Main Street Bank & Trust’s securities portfolio totaled $353.0 million, or 50.6% of the consolidated securities portfolio, net loans totaled $1.00 billion, or 33.3% of the consolidated net loan portfolio, noninterest-bearing deposits totaled $221.0 million, or 48.6% of consolidated noninterest-bearing deposits, and interest-bearing deposits totaled $1.06 billion, or 36.4% of consolidated interest-bearing deposits.

The securities portfolio continued to see minimal growth as our loan-to-deposit ratio remained above 90%. The securities portfolio is expected to stay flat over the near-term as the Company utilized funds totaling approximately $79.0 million in the divestiture of five Main Street Bank & Trust banking centers which occurred in November 2007.

26 of 39

Non-merger related loan growth was modest as compared to prior years, $68.9 million or 3.5% from December 31, 2006. As our non-performing loans increased, coupled with the credit issues in our lending marketplaces, the available lending opportunities that met our underwriting standards declined.

The growth in noninterest-bearing deposits was almost entirely related to the merger, with Main Street Bank & Trust contributing $347.6 million. Non-merger related levels remained flat from December 31, 2006.

Main Street Bank & Trust contributed $1.05 billion of interest-bearing deposits. Interest-bearing deposits unrelated to the merger grew $99.3 million, or 5.6% from year-end 2006. The overall growth in non-merger related deposits was primarily due to favorable interest rates on interest-bearing deposits.

Stockholder’s equity increased $353.0 million, largely due to the effects of the merger.

ASSET QUALITY

TABLE 6 – NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	September 30, 2007	June 30, 2007	December 31, 2006	September 30, 2006

	(Dollars in thousands)

Non-accrual loans	$17,847	$8,066	$5,763	$4,144
Loans 90+ days past due, still accruing	6,065	2,326	2,002	2,176

Total non-performing loans	$23,912	$10,392	$7,765	$6,320

Other real estate owned	$2,131	$1,816	$720	$820
Other assets acquired in satisfaction of debts previously contracted	7	1	1	4

Total non-performing other assets	$2,138	$1,817	$721	$824

Total non-performing loans and non-performing other assets	$26,050	$12,209	$8,486	$7,144

Allowance for loan losses	$38,198	$24,135	$23,588	$23,552

Allowance for loan losses to loans	1.26%	1.22%	1.21%	1.24%

Allowance for loan losses to non-performing loans	159.7%	232.2%	303.8%	372.7%

Non-performing loans to loans, before allowance for loan losses	0.79%	0.52%	0.40%	0.33%

Non-performing loans and non-performing other assets to loans, before allowance for loan losses	0.86%	0.62%	0.43%	0.37%

The Company’s non-performing loans and other assets increased more significantly, $13.8 million or 113.4%, in the three month period ended September 30, 2007 than in the prior three quarters, none of which experienced increases greater than 34%. Of the $13.8 million increase, $6.6 million was attributable to the non-performing assets of Main Street Bank & Trust. The remaining increase of $7.2 million in non-performing loans and other assets primarily related to the decline in the residential housing market in southwest Florida. The Company has a significant commercial residential real estate portfolio in the southwest Florida marketplace. The real estate market in southwest Florida is one of the most negatively impacted areas in the United States. The Company does not underwrite sub-prime loans.

Non-accrual loans increased $9.8 million, or 121.3%, from June 30, 2007 to September 30, 2007 and $12.1 million, or 209.7%, from December 31, 2006. In the third quarter of 2007, Busey Bank placed a $4.6 million loan on non-accrual related to the loan production office (LPO) in Florida. The Busey Bank LPO loan and $5.4 million of non-accrual loans at Main Street Bank & Trust accounted for the increase in non-accrual loans for the Company since June 30, 2007. Busey Bank and Busey Bank N.A. had $7.0 million and $5.5 million in non-accrual loans at September 30, 2007, respectively.

27 of 39

Loans 90+ days past due, still accruing increased $3.7 million, or 160.7%, at September 30, 2007 as compared to June 30, 2007 and $4.1 million, or 202.9%, from December 31, 2006. Main Street Bank & Trust had $1.2 million of loans 90+ days past due, still accruing at September 30, 2007. Busey Bank and Busey Bank N.A. had $3.7 million and $1.1 million in loans 90+ days past due, still accruing at September 30, 2007, respectively.

The allowance for loan losses increased to $38.2 million, up $14.1 million and $14.6 million from June 30, 2007 and December 31, 2006, respectively. Main Street Bank & Trust’s allowance for loan losses of $12.9 million recorded in the merger accounted for the majority of the increase in the allowance. The allowance as a percentage of loans reached 1.26%, the highest level in a year, reflecting the increased credit risks in our loan portfolios. The allowance as a percentage of non-performing loans declined to 159.7%, the lowest level in a year.

The Company continues to attempt to identify problem loan situations on a proactive basis. Once problem loans are identified, adjustments to the provision are made based upon all information available at that time. The increase in provision reflects managements’ analysis of amounts necessary to cover potential losses in our loan portfolios. The Company believes the level of the allowance and coverage of non-performing loans to be appropriate based upon the current information available. However, additional losses may be identified in our loan portfolio as new information is obtained. The Company may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gain further information concerning existing problem loans, particularly in the southwest Florida market.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses. Potential problem loans totaled $14.4 million at September 30, 2007, as compared to $11.9 million as of December 31, 2006. The increase in potential problem loans related to the decline in the overall real estate markets and the current economic and credit environment.

There are no other loans identified which management currently believes represent, or result from, trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. There are no other credits identified about which management is aware of any information which causes management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

The Company’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Company has an operating line in the amount of $10.0 million, of which $2.0 million was available as of September 30, 2007. Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

28 of 39

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

CAPITAL RESOURCES

Other than from the issuance of common stock, the Company’s primary source of capital is retained net income. During the nine months ended September 30, 2007, the Company earned $27.1 million and paid dividends of $12.7 million to stockholders, resulting in the retention of current earnings of $14.4 million. The Company’s dividend payout ratio for the nine months ended September 30, 2007 was 46.7%.

The Company and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2007, that the Company and its bank subsidiaries met all capital adequacy requirements to which they are subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

As of September 30, 2007:

Total Capital (to Risk-weighted Assets)
Consolidated	$356,382	11.04%	$258,208	8.00%	N/A	N/A
Busey Bank	$184,599	11.03%	$133,926	8.00%	$167,408	10.00%
Main Street Bank & Trust	$143,109	12.22%	$93,712	8.00%	$117,139	10.00%
Busey Bank N.A.	$52,113	14.64%	$28,473	8.00%	$35,591	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$315,015	9.76%	$129,104	4.00%	N/A	N/A
Busey Bank	$161,689	9.66%	$66,963	4.00%	$100,445	6.00%
Main Street Bank & Trust	$130,108	11.11%	$46,856	4.00%	$70,284	6.00%
Busey Bank N.A.	$47,661	13.39%	$14,237	4.00%	$21,355	6.00%

Tier I Capital (to Average Assets)
Consolidated	$315,015	9.44%	$133,503	4.00%	N/A	N/A
Busey Bank	$161,689	8.01%	$80,784	4.00%	$100,980	5.00%
Main Street Bank & Trust	$130,108	9.50%	$54,811	4.00%	$68,514	5.00%
Busey Bank N.A.	$47,661	11.05%	$17,254	4.00%	$21,567	5.00%

29 of 39

FORWARD LOOKING STATEMENTS

This document may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond the ability of the Company to control or predict, could cause actual results to differ materially from those in its forward-looking statements. These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning the Company’s general business; (iv) changes in interest rates and prepayment rates of the Company’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving the Company; and (xi) changes in accounting policies and practices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

30 of 39

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

The Company’s subsidiary banks, Busey Bank, Main Street Bank & Trust and Busey Bank N.A., have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks’ balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

31 of 39

The following table sets forth the static rate-sensitivity analysis of the Company as of September 30, 2007:

	Rate Sensitive Within

	1-30 Days	31-90 Days	91-180 Days	181 Days - 1 Year	Over 1 Year	Total

	(Dollars in thousands)

Interest-bearing deposits	$275	$—	$—	$—	$—	$275
Federal funds sold	43,000	—	—	—	—	43,000
Investment securities U.S. Governments	192,831	35,228	70,888	81,621	142,520	523,088
Obligations of states and political subdivisions	853	13,555	8,081	2,438	69,897	94,824
Other securities	29,973	2,374	2,331	7,460	37,752	79,890
Loans (net of unearned int.)	1,109,035	174,506	193,862	405,780	1,157,698	3,040,881

Total rate-sensitive assets	$1,375,967	$225,663	$275,162	$497,299	$1,407,867	$3,781,958

Interest-bearing transaction deposits	$231,125	$—	$—	$—	$—	$231,125
Savings deposits	152,212	—	—	—	—	152,212
Money market deposits	1,103,241	—	—	—	—	1,103,241
Time deposits	205,748	257,700	260,918	368,805	333,184	1,426,355
Short-term borrowings:
Federal funds purchased and repurchase agreements	132,849	6	2,000	2,608	—	137,463
Short-term borrowings	—	8,000	13,023	—	—	21,023
Long-term debt	—	—	40,000	18,000	77,825	135,825
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000

Total rate-sensitive liabilities	$1,825,175	$290,706	$315,941	$389,413	$441,009	$3,262,244
Rate-sensitive assets less rate-sensitive liabilities	$(449,208)	$(65,043)	$(40,779)	$107,886	$966,858	$519,714

Cumulative Gap	$(449,208)	$(514,251)	$(555,030)	$(447,144)	$519,714

Cumulative amounts as a percentage of total rate-sensitive assets	(11.88%)	(13.60%)	(14.68%)	(11.82%)	13.74%

Cumulative ratio	0.75	0.76	0.77	0.84	1.16

The funds management policy of the Company requires the banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods. As of September 30, 2007, the banks are within those guidelines.

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $447.1 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods. The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year. The composition of the gap structure at September 30, 2007, indicates the Company would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the over the same period.

32 of 39

The Company’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously. The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate. The model assumes asset and liability remain constant at September 30, 2007, balances. The model assumes repricing frequency on all variable-rate assets and liabilities. The model also assumes a historical decay rate on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. Utilizing this measurement concept the interest rate risk of the Company, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at September 30, 2007, and December 31, 2006 was as follows:

	Basis Point Changes

	- 200	- 100	+ 100	+ 200

September 30, 2007	(4.41%)	(1.52%)	(0.79%)	(2.04%)

December 31, 2006	2.17%	1.78%	(2.12%)	(4.11%)

33 of 39

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the SEC.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007, were effective.

The evaluation of controls related to Main Street Bank & Trust and FirsTech was deferred to the fourth quarter of 2007. The Company is not aware of any control ineffectiveness within Main Street Bank & Trust or FirsTech.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2007, the Company did not make any significant changes in its internal control over financial reporting or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

Not Applicable

ITEM 1A:	Risk Factors

There have been no material changes from risk factors as previously disclosed in the Company’s 2006 Annual Report on Form 10-K and the Company’s Form S-4 filing dated January 12, 2007.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the Company of shares of its common stock.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]

July 1 – 31, 2007	9,000	18.98	9,000	497,955
August 1 – 31, 2007	54,000	19.77	54,000	488,955
September 1 – 30, 2007	301,400	20.72	301,400	434,955

Total	374,400	$20.53	374,400	133,555

1 The Company’s board of directors approved a stock purchase plan on February 17, 2004 for the repurchase of up to 750,000 shares of common stock. The Company’s 2004 repurchase plan has no expiration date.

34 of 39

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

Date: November 9, 2007

35 of 39