Form 10-K
period 2007-12-31
FIRST BUSEY CORP /NV/
filed 2008-03-14
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation of organization)	37-1078406 (I.R.S. Employer Identification No.)

201 West Main Street Urbana, Illinois 61801 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code   (217) 365-4528

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.001 par value)	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the voting and nonvoting Common Stock held by non-affiliates on June 30, 2007 was $327.1 million, determined using a per share closing price on that date of $19.99, as quoted on The Nasdaq Global Select Market.

As of March 2, 2008, there were 35,855,963 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders of First Busey Corporation to be held May 20, 2008, are incorporated by reference in this Form 10-K in response to Part III.

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $4.2 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 55 locations.  First Busey currently has two wholly-owned banking subsidiaries, Busey Bank and Busey Bank, National Association (“Busey Bank, N.A.” and together with Busey Bank, the “Banks”) with locations in three states.  First Busey is headquartered in Urbana, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

On August 1, 2007, First Busey and Main Street Trust, Inc. (“Main Street”) completed a merger of equals transaction.  Main Street Bank & Trust, Main Street’s banking subsidiary, was combined with Busey Bank in November 2007 and Main Street Bank & Trust’s trust department was combined with Busey Trust Company in November 2007.  In connection with the Main Street merger, First Busey sold the net assets of five banking centers on November 2, 2007, representing approximately 1% of consolidated loans and 3% of consolidated deposits of First Busey at that time.

On July 29, 2005, First Busey acquired Tarpon Coast Bancorp, Inc., parent of Tarpon Coast National Bank and its subsidiary Tarpon Coast Financial Services. In February 2006, Busey Bank Florida merged into Tarpon Coast National Bank, and the surviving bank’s name changed to Busey Bank, National Association (“Busey Bank, N.A.”) consolidating all banking activities of the two banks under one charter. Busey Bank, N.A. is a nationally-chartered bank based in Fort Myers, Florida, with nine locations in southwest Florida.

On April 1, 2005, Main Street acquired all of the outstanding stock of Citizens First Financial Corp. (“Citizens”), which was the parent company of Citizens Savings Bank, based in Bloomington, Illinois.  Citizens Savings Bank merged into Main Street Bank & Trust on the close of business on October 7, 2005.

Business of First Busey

First Busey conducts the business of banking and related services through the Banks, trust and investment management services through Busey Wealth Management, Inc. (“Busey Wealth Management”) and retail payment processing through FirsTech, Inc. (“FirsTech”).

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  Busey Bank has 45 locations in Illinois, including one in Florida and one in Indianapolis, Indiana.  Busey Bank, N.A. is a national bank organized in 1999 with its headquarters in Fort Myers, Florida.

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

The Banks’ principal sources of income are interest and fees on loans and investments and service fees.  Their principal expenses are interest paid on deposits and general operating expenses.  Busey Bank’s primary service area is downstate Illinois, southwest Florida through its loan production office and central Indiana.  Busey Bank, N.A.’s service area is southwest Florida.

The Banks’ loan portfolios are comprised primarily of loans in the areas of commercial loans, commercial real estate, residential real estate, agricultural and farmland and consumer lending.  As of December 31, 2007, real estate-mortgage loans (including commercial and residential real estate) made up approximately 56.8% of the Banks’ loan portfolio, construction lending comprised approximately 23.9%, commercial loans comprised approximately 14.5%, consumer installments loans comprised approximately 1.8%, real estate-farmland comprised approximately 1.6% and agricultural loans comprised approximately 1.3%.

Busey Wealth Management (formerly Busey Investment Group, Inc.), a wholly-owned non-banking subsidiary of First Busey, is located in Champaign, Illinois.  Busey Wealth Management is the parent company of Busey Trust Company (formerly First Busey Trust & Investment Co.), which provides a full range of trust and investment management services, including estate and financial planning, tax preparation, custody services, philanthropic advisory services, brokerage services and investment advice. Busey Capital Management is a wholly-owned subsidiary of Busey Trust Company, which primarily serves to isolate performance data on certain managed investment portfolios.  First Busey Securities, Inc. and Busey Insurance Services, Inc. were dissolved December 2007.

FirsTech, Inc., a wholly owned non-banking subsidiary of Busey Bank, N.A., with offices in Decatur, Illinois, and Clayton, Missouri, is a retail payment processing company that processes over 27 million transactions per year through online bill payments, lockbox processing and walk-in payments through its 4,000 agent locations in 36 states.

First Busey Resources, Inc., a wholly owned non-banking subsidiary, located in Urbana, Illinois, manages one real estate property which is not currently used in banking activities.

First Busey Statutory Trust II, a statutory business trust, was organized in the state of Connecticut in April 2004.  First Busey owns all of the common securities of First Busey Statutory Trust II.

First Busey Statutory Trust III, a statutory business trust was organized in the state of Delaware in June 2005. First Busey owns all of the common securities of First Busey Statutory Trust III.

First Busey Statutory Trust IV, a statutory business trust was organized in the state of Delaware in June 2006. First Busey owns all of the common securities of First Busey Statutory Trust IV.

See Note 21 in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Competition

The Banks compete actively with national and state banks, savings and loan associations and credit unions for deposits and loans primarily in downstate Illinois (primarily Champaign, Ford, Macon, McLean, Peoria and Tazewell counties), southwest Florida (primarily Charlotte, Lee and Sarasota counties), and central Indiana (primarily Hamilton and Marion counties).  In addition, First Busey and its non-bank subsidiaries compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, remittance processing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other products and services.  We compete for real estate and other loans primarily on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

The Banks face substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles.  The ability of the Banks to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.  The Banks attract a significant amount of deposits through their branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities.  The Banks compete for these deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, internet banking, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Based on information obtained from FDIC Summary of Deposits dated June 30, 2007, First Busey ranked in the top ten in total deposits in five Illinois counties, first in Champaign County, first in Ford County, second in Macon County, third in McLean County, and eighth in Peoria County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

Monetary Policy and Economic Conditions

The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies.  In particular, the Federal Reserve regulates money and credit conditions and interest rates in order to influence general economic conditions and interest rates, primarily through open market operations in U.S. government securities, varying the discount rate on member banks and nonmember bank borrowings and setting reserve requirements against bank deposits.  Such Federal Reserve policies and acts have a significant influence on overall growth and distribution of bank loans, investments, deposits and related interest rates.  We cannot accurately predict the effect, if any, such policies and acts may have in the future on its business or earnings.

Supervision, Regulation and Other Factors

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of First Busey may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Office of the Comptroller of the Currency (the “OCC”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of First Busey. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of First Busey and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Banks rather than stockholders.

The following is a summary of the material elements of the regulatory framework that applies to First Busey and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of First Busey and its subsidiaries.

First Busey

General

First Busey, as the sole shareholder of the Banks, is a financial holding company.  As a financial holding company, First Busey is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, First Busey is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where First Busey might not otherwise do so.  Under the BHCA, First Busey is subject to periodic examination by the Federal Reserve.  First Busey is also required to file with the Federal Reserve periodic reports of First Busey’s operations and such additional information regarding First Busey and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control

The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company.

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit First Busey to engage in a variety of banking-related businesses, including the operation of a thrift, consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  First Busey has elected (and the Federal Reserve has accepted First Busey’s election) to operate as a financial holding company.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances at 10% ownership.

Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of First Busey’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest-rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2007, First Busey had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Dividend Payments

First Busey’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey is subject to the limitations of Nevada law, which allows First Busey to pay dividends unless, after such dividend, First Busey would not be able to pay its debts as they become due in the usual course of business or First Busey’s total assets would be less than the sum of its total liabilities plus any amount that would be needed if First Busey were to be dissolved at the time of the dividend payment.  Additionally, policies of the Federal Reserve caution that a bank holding company should not pay cash dividends unless its net income available to common stockholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Federal Securities Regulation

First Busey’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, First Busey is subject to the information, proxy solicitation and other restrictions and requirements of the SEC under the Exchange Act.

THE BANKS

General

Busey Bank, National Association is a national bank chartered by the OCC under the National Bank Act and is also a member of the Federal Reserve System. Busey Bank is an Illinois-chartered bank. The deposit accounts of the Banks are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.

As a national bank, Busey Bank, N.A. is subject to the examination, supervision, reporting and enforcement requirements of the OCC, the chartering authority for national banks. The FDIC, as administrator of the DIF, also has regulatory authority over Busey Bank, N.A..  As an Illinois-chartered FDIC-insured bank, Busey Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like Busey Bank, are not members of the Federal Reserve System (“non-member banks”). Busey Bank is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Deposit Insurance

As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.05% to 0.43% of total deposits (subject to adjustment by the FDIC and the application of assessment credits, if any, issued by the FDIC in 2007).

FICO Assessments

The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2007, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments

National banks are required to pay supervisory assessments to the OCC to fund the operations of the agency.  The amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2007, Busey Bank, N.A. paid supervisory assessments to the OCC totaling $0.1 million.

Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2007, Main Street Bank & Trust, which has been merged into Busey Bank, and Busey Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  The federal bank regulatory agencies have established the following minimum capital standards for insured state non-member banks and national banks, such as the Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to average assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

The capital requirements described above are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions.  For example, federal regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the FDIC and the OCC, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to average assets of 5% or greater.

Federal law also provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2007: (i) neither of the Banks was subject to a directive from its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Banks was “well-capitalized,” as defined by applicable regulations.

Dividend Payments

The primary source of funds for First Busey is dividends from the Banks.  Under the Illinois Banking Act, Busey Bank generally may not pay dividends in excess of its net profits.  Under the National Bank Act, Busey Bank, N.A. may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deems prudent.  Without prior OCC approval, however, Busey Bank, N.A. may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2007.  Notwithstanding the availability of funds for dividends, however, the FDIC (in the case of Busey Bank) and the OCC (in the case of Busey Bank, N.A.) may prohibit the payment of dividends if it determines such payment would constitute an unsafe or unsound practice.

Insider Transactions

The Banks are subject to certain restrictions imposed by federal law on extensions of credit to First Busey and its subsidiaries, on investments in the stock or other securities of First Busey and its subsidiaries and the acceptance of the stock or other securities of First Busey or its subsidiaries as collateral for loans made by the Banks.  Certain limitations and reporting requirements are also placed on extensions of credit by the Banks to their directors and officers, to directors and officers of First Busey and its subsidiaries, to principal stockholders of First Busey and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Busey or any of its subsidiaries or a principal shareholder of First Busey may obtain credit from banks with which the Banks maintain correspondent relationships.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions.  The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.  If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the institution’s rate of growth, require the institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil money penalty assessments.

Branching Authority

Illinois banks, such as Busey Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.  National banks headquartered in Florida, such as Busey Bank, N.A., have the same branching rights in Florida as banks chartered under Florida law, subject to OCC approval.

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is permitted only in those states the laws of which expressly authorize such expansion.

State Bank Investments and Activities

Busey Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of Busey Bank.

Financial Subsidiaries

Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). Busey Bank, N.A. has not applied for approval to establish any financial subsidiaries.

Federal Reserve System

Federal Reserve regulations, as presently in effect, require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Banks are in compliance with the requirements.

Employees

As of December 31, 2007, First Busey and its subsidiaries had a total of 1,023 employees (full-time and equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman.  Mr. Dukeman, age 49, has served as a Director, Chief Executive Officer and President of First Busey Corporation since August 2007. Previously, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. until its merger with First Busey.

Barbara J. Harrington.  Mrs. Harrington, age 48, has served as Chief Financial Officer of First Busey Corporation since March 1999.  She served as Controller and Senior Vice President of Busey Bank from December 1994, to March 1999.  Mrs. Harrington has served in various financial and accounting positions since joining the organization in 1991.

Thomas M. Good.  Mr. Good, age 55, has served as interim President and Chief Executive Officer of Busey Bank, N. A.  since September 2007.  In addition, Mr. Good serves as Executive Vice President of First Busey Corporation supervising the Risk Management Division, a position he has held since joining the organization in 2001.

David D. Mills.  Mr. Mills, age 37, has served as Executive Vice President of First Busey Corporation since August 2007. Previously, Mr. Mills served as President and Chief Operating Officer of Busey Bank from January 2003 until August 2007, and as Vice President of First Busey Corporation from December 2001 to January 2003.  Mr. Mills began his career with Busey Bank in 1998, as a Commercial Lending Officer.  Mr. Mills’ father is Douglas C. Mills, Chairman of the Board of First Busey Corporation.

Lee H. O’Neill.  Mr. O’Neill, age 63, has served as Chief Executive Officer of Busey Bank since September 2006.  Previously, Mr. O’Neill served as Executive Vice President, Chief Credit Officer and Regional President of Busey Bank from 1985 to September 2006. Mr. O’Neill joined the Commercial Banking Division with Busey Bank in 1983.

David B. White.  Mr. White, age 56, has served as Chief Operating Officer of First Busey Corporation since August 2007.  Previously, Mr. White served as Chief Financial Officer of Main Street Trust, Inc. until its merger with First Busey.

Securities and Exchange Commission Reporting and Other Information

First Busey’s web site address is www.busey.com.  We make available on this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, as reasonably practicable after such reports are filed with the SEC, and in any event, on the same day as such filing with the SEC.  Reference to this web site does not constitute incorporation by reference of the information contained on the web site and should not be considered part of this document.

First Busey has adopted a code of ethics applicable to our employees, officers, and directors.  The text of this code of ethics may be found under “Investor Relations” on our website. www.busey.com

Item 1A. Risk Factors

This section highlights the risks management believes could adversely affect our financial performance. Additional possible risks that could affect us adversely and cannot be predicted, may arise at any time. Other risks that are immaterial at this time may also have an adverse affect on our future financial condition.

Difficulty in combining our operations with those of Main Street may prevent the achievement of the expected benefits of the transaction.

We may not be able to achieve the expected strategic and operating benefits contemplated at the time of the merger with Main Street.  Many uncertainties are inherent in a business combination and we may have difficulty:

•                  integrating the operations of Main Street and First Busey;

•                  maintaining existing relationships with depositors and borrowers; and

•                  controlling the incremental non-interest expenses related to the merger so as to maintain overall operating efficiencies.

These uncertainties may lead to lower than plan realization of benefits following the business combination.

A downturn in the economy could have an adverse affect on our financial condition and results of operations.

The strength of the U.S. economy and the local economies in which we operate may be different than expected. Our business and earnings are directly affected by general business and economic conditions in the U.S. and, in particular, economic conditions in downstate Illinois and southwest Florida. These conditions include legislative and regulatory changes, short-term and long-term interest rates, inflation, and changes in government monetary and fiscal policies, all of which are beyond our control. A downturn in economic condition could result in a decrease in products and services demand, an increase in loan delinquencies, and increases in problem assets and foreclosures.  Real estate pledged as collateral for loans made by us may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. These factors could lead to reduced interest income and an increase in the provision for loan losses.

A significant portion of the loans in our portfolio is secured by real estate.

A large percentage of our loans are collateralized by real estate.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse changes affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. An adverse change in the economy affecting real estate values generally and, specifically, in downstate Illinois or southwest Florida, could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure. Collateral may have to be sold for less than the outstanding balance of the loan which could result in loss.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, has the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.  First, as noted above, approximately 23.9% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers.  A decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers.  Second, many Florida real estate markets, including the markets in southwest Florida, where the Banks operate, have declined in value throughout 2007 and may continue to undergo a period of slowdown.  A continuation of the softening real estate market in the southwest Florida market could result in a reduction in loan origination activity and increases in non-performing assets, net charge-offs and provisions for loan losses in that region. Third, the current market environment has led to a slowdown in the demand for residential real estate loans, which constitute a significant part of our overall portfolio.  A slowdown in residential real estate lending may require us to devote a larger portion of our total assets to lower yielding investment securities, which could adversely affect our net interest margin.

Finally, if the problems that have occurred in the residential real estate and mortgage markets were to spread to the commercial real estate market, particularly within our market area, the value of collateral securing our real estate loans decline and the demand for our commercial real estate loans could decrease.  We generally have not experienced a downturn in credit performance by our commercial real estate loan customers, but in light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.

Government regulation can result in limitations on our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies.  Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations.  The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effect of these changes on our business and profitability.  Increased regulation could increase our cost of compliance and adversely affect profitability.

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

Changes in interest rates could have an adverse affect on our income.

Our earnings and profitability depend significantly on its net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. In the event that interest paid on deposits and borrowings increases faster than the interest earned on loans and investments, there may be a negative impact on our net interest income. Changes in interest rates could also adversely affect the income of certain components of our noninterest income. An increase in interest rates may also affect the customer’s ability to pay, which could in turn increase loan losses. In addition, higher interest rates could also increase our cost to borrow funds. We are unable to predict or control fluctuations in market interest rates which are affected by the economy.

We rely heavily on information systems to service customers.

An interruption in or breach in security of our information systems may result in a loss of customer business and reduced earnings. We utilize and rely heavily on communications and information systems in every aspect of our business. Any failure of these systems could result in disruptions in our customer service management, management information, deposit, loan, or other systems. While we have procedures in place to prevent or limit the effects of a failure, interruption, or security breach of its information systems, there can be no guarantee that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operation.

Ability to attract and retain management and key personnel may affect future growth and earnings.

Most of our success to date has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas.  Our ability to retain executive officers, the current management teams, lending and retail banking officers, and administrative staff of our subsidiaries will continue to be important to the successful implementation of our strategy.  It is also critical, as we grow, to be able to attract and retain qualified additional staff with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy.  The unexpected loss of services of any key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, and results of operation.

Weather may adversely impact us.

Downstate Illinois is a highly agricultural area and therefore the economy can be greatly affected by weather conditions. Favorable weather conditions increase the agriculture productivity and boost the economy while unfavorable weather conditions may decrease productivity adversely affecting the local economy. We conduct a significant portion of its business in downstate Illinois. As stated above, an adverse affect on the economy of downstate Illinois could negatively affect our profitability.

The southwest coast of Florida is at risk of hurricanes each year which may cause damage to our assets. Hurricane damage could adversely affect our financial condition in a number of ways.  Damage caused to a branch location could result in temporary closure and inconvenience to customers which could result in loss of customers and business. A hurricane could also affect the local economy and impact customers’ ability to meet loan repayment terms and adversely affect our financial condition.  Hurricane damage could significantly reduce value of collateral pledged as security against loans made by us.

Growth and its impact on our infrastructure.

Our continued pace of growth may require it to raise additional capital in the future. We are required by federal and state regulations to maintain adequate levels of capital to support operations. As operations grow, the amount of capital required will increase. We may also be required to raise capital to support future acquisitions. Our ability to raise capital will depend on conditions in the capital markets, which are outside of its control, and on our financial performance. If additional capital cannot be raised when needed, we could be subject to restricted growth which could negatively impact expansion through future acquisitions.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The location and general character of the materially important physical properties of First Busey and its subsidiaries are as follows: First Busey, where corporate management and administration operate, is headquartered at 201 West Main Street, Urbana, Illinois.  Busey Bank has properties located at 201 West Main Street, Urbana, Illinois, 100 West University Avenue, Champaign, Illinois, 909 West Kirby Avenue, Champaign, Illinois, 301 Fairway Drive, Bloomington, Illinois, 6699 Sheridan Road, Peoria, Illinois, and 130 North Water Street, Decatur, Illinois.  These facilities offer commercial banking services, including commercial, financial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits, making individual, consumer, installment, first mortgage and second mortgage loans.  Busey Bank, N.A., located at 1490 Tamiami Trail, Port Charlotte, Florida, offers services similar to those offered by Busey Bank.  Busey Wealth Management, Inc., located at 100 West University Avenue, Champaign, Illinois, through its subsidiaries, provides a full range of trust and investment management services, brokerage services and provides individual investment advice on equity and other securities as well as insurance agency services.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders

The annual meeting of the stockholders of First Busey Corporation was held on November 7, 2007.  The stockholders approved the election of Directors with the votes cast as follows:

	For	Withheld
Election of Directors
Director
Joseph M. Ambrose	29,430,296	7,357,457
David J. Downey	29,568,898	7,218,855
Van A. Dukeman	29,577,605	7,210,148
David L. Ikenberry	29,536,816	7,250,937
E. Phillips Knox	29,552,887	7,234,866
V. B. Leister, Jr.	29,578,801	7,208,952
Gregory B. Lykins	29,525,243	7,262,510
August C. Meyer, Jr.	29,576,570	7,211,183
Douglas C. Mills	29,559,290	7,228,463
George T. Shapland	29,520,511	7,267,242

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

The following table presents for the periods indicated the high and low sale price for First Busey common stock as reported on The Nasdaq Global Select Market.

	2007		2006
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$23.97	$20.68	$21.11	$19.85
Second Quarter	$21.81	$19.11	$21.10	$19.75
Third Quarter	$22.75	$18.70	$22.88	$19.67
Fourth Quarter	$23.18	$19.19	$24.07	$22.10

During 2007 and 2006, First Busey declared cash dividends per share of common stock as follows:

	2007	2006
January	$0.23	$0.16
April	$0.18	$0.16
July	$0.18	$0.16
October	$0.18	$0.16

For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1. Business – Supervision and Regulation on pages 3-7.

As of March 2, 2008, First Busey Corporation had 35,855,963 shares of common stock outstanding held by 1,453 holders of record.

Stock Option Plans

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plan, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock option plans is presented in Note 16 – Stock Incentive Plans in the notes to the consolidated financial statements included in Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders(1)	2,033,989	$17.08	859,450
Equity compensation plans not approved by stockholders	—	—	—
Total	2,033,989	$17.08	859,450

(1) Amounts include 1,249,464 options awarded under the Main Street Trust, Inc. 2000 Stock Option Plan, approved by Main Street’s shareholders, prior to its merger with First Busey.

Stock Repurchases

The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey of shares of its common stock.

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs (1)

October 1 – 31, 2007	—	$—	—	133,555
November 1 – 30, 2007	98,900	20.11	98,900	534,655
December 1 – 31, 2007	76,500	20.21	76,500	458,155
Total	175,400	$20.15	175,400	458,155

(1) First Busey’s Board of Directors approved a stock purchase plan on February 17, 2004, for the repurchase of up to 750,000 shares of common stock.  In November 2007, First Busey’s Board of Directors approved an additional 500,000 shares for the 2004 repurchase plan.  First Busey’s 2004 repurchase plan has no expiration date.

Performance Graph

The following table compares First Busey’s performance, as measured by the change in price of Common Stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2007.

First Busey Corporation
Stock Price Performance

Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Busey Corporation	123.28	143.09	149.57	170.12	152.23
NASDAQ Composite	150.01	162.89	165.13	180.85	198.60
SNL Midwest Bank Index	128.09	144.32	139.14	160.82	125.73

The banks in the Custom Peer Group — SNL-Midwestern Banks Index — represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data for each of the five years in the period ended December 31, 2007, have been derived from First Busey’s audited consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2007, which appear elsewhere in this report.  This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

	2007(7)	2006	2005(7)	2004(7)	2003
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available-for-sale	$610,422	$365,608	$331,237	$352,256	$224,733
Gross loans	3,053,225	1,956,927	1,749,162	1,475,900	1,192,396
Allowance for loan losses	42,560	23,588	23,190	19,217	16,228
Total assets	4,192,925	2,509,514	2,263,422	1,964,441	1,522,084
Total deposits	3,207,198	2,014,839	1,809,399	1,558,822	1,256,595
Short-term debt(1)	213,642	79,770	50,113	52,808	16,000
Long-term debt	150,910	156,650	169,883	165,374	92,853
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	50,000	40,000	25,000
Stockholders’ equity	529,697	185,274	169,714	138,872	125,177
Results of Operations
Interest and dividend income	$201,903	$146,366	$116,304	$85,919	$73,849
Interest expense	100,405	69,851	45,342	30,041	25,618
Net interest income	101,498	76,515	70,962	55,878	48,231
Provision for loan losses	14,475	1,300	3,490	2,905	3,058
Net income(2)	31,477	28,888	26,934	22,454	19,864
Per Share Data(3)
Diluted earnings	$1.13	$1.35	$1.29	$1.09	$0.97
Cash dividends	0.77	0.64	0.56	0.51	0.45
Book value(4)	14.58	8.64	7.89	6.74	6.10
Closing price	19.86	23.05	20.89	20.87	18.00
Other Information
Return on average assets	0.99%	1.23%	1.28%	1.28%	1.35%
Return on average equity	9.89%	16.52%	17.97%	17.23%	16.34%
Net interest margin (5)	3.58%	3.62%	3.72%	3.49%	3.60%
Equity to assets ratio(6)	9.98%	7.46%	7.13%	7.42%	8.28%
Dividend payout ratio	61.15%	47.29%	42.93%	46.24%	46.39%

(1)	Includes Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.
(2)

Effective January 1, 2006, First Busey adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment”. SFAS No. 123(R) requires compensation expense to be recorded for stock option grants based upon the estimated fair value of the grants. Prior to January 1, 2006, no compensation expense related to stock option grants was recorded.

(3)	Per-share data have been retroactively adjusted to effect a three-for-two common stock split effective August 3, 2004, as if it had occurred on January 1, 2003.
(4)	Total capital divided by shares outstanding as of period end.
(5)	Tax-equivalent net interest income divided by average earning assets.
(6)	Average equity divided by average total assets
(7)

First Busey acquired First Capital Bank on June 1, 2004, Tarpon Coast National Bank on July 29, 2005, and Main Street Bank & Trust on August 1, 2007. Results of operations for these institutions from acquisition date are included in the consolidated results of operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of First Busey and subsidiaries for the years ended December 31, 2007, 2006, and 2005.  It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.

Forward Looking Statements

This presentation includes forward looking statements that are intended to be covered by the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward looking statements include but are not limited to comments with respect to the objectives and strategies, financial condition, results of operations and business of First Busey.

These forward looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, and the risk that predictions and other forward looking statements will not be achieved.  You should not place undue reliance on these forward looking statements as a number of important factors could cause actual future results to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward looking statements.

These risks, uncertainties and other factors include the general state of the economy, both on a local and national level, our ability to successfully complete acquisitions, the continued growth of the geographic regions served we serve, and our retention of key members of management.

Critical Accounting Estimates

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex.  These estimates involve judgments, estimates and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

First Busey’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Market Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. First Busey has no securities classified as held-to-maturity. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss).  All of First Busey’s securities are classified as available-for-sale.  Fair value of available-for-sale securities is determined using quoted market values.  Certain securities have limited markets due to reasons that include low demand, low supply, risk profile or liquidity constraints.  Where limited markets exist, First Busey’s market values are determined on an estimate of the price a willing buyer would pay for the security quoted by a third party.  Due to the limited nature of the market for certain securities, the market value and potential sale proceeds could be materially different in the event of a sale.

Allowance for Loan Losses. First Busey has established an allowance for loan losses which represents its estimate of the probable losses inherent in the loan portfolio as of the date of the financial statements.  Management has established an allowance for loan losses which reduces the total loans outstanding by an estimate of uncollectible loans.  Loans deemed uncollectible are charged against and reduce the allowance.  Periodically, a provision for loan losses is charged to current expense.  This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is conducted by senior officers who are members of the holding company’s independent holding company credit review and risk management department, and is reviewed by senior management of the banks and holding company.  The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in nonperforming loans, reviews of certain impaired loans, and review of loans identified as sensitive assets.  Sensitive assets include nonaccrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having more than reasonable potential for loss.

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

A loan is considered to be impaired when, based on current information and events, it is probable First Busey will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  When a loan becomes impaired, management calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment.  The amount of impairment and any subsequent changes are recorded through a charge to earnings as an adjustment to the allowance for loan losses.  When management considers a loan, or a portion thereof, as uncollectible, it is charged against the allowance for loan losses.  Because a significant majority of First Busey’s loans are collateral dependent, First Busey has determined the required allowance on these loans based upon the estimated fair value, net of selling costs, of the respective collateral.  The required allowance or actual losses on these impaired loans could differ significantly if the ultimate fair value of the collateral is significantly different from the fair value estimates used by First Busey in estimating such potential losses.

Revenue Recognition. Income on interest-earning assets is accrued based on the effective yield of the underlying financial instruments. A loan is considered to be impaired when, based on current information and events, it is probable First Busey will not be able to collect all amounts due.  The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal.

Executive Summary

Main Street Trust, Inc. Merger

First Busey completed its merger of equals with Main Street Trust, Inc. (“Main Street”) following the close of business on July 31, 2007.  As a result of the merger, five full months of earnings contribution from Main Street Bank & Trust and FirsTech, our payment processing company, are included in the December 31, 2007 results.  The bank merger of Main Street Bank & Trust with and into Busey Bank took place in November 2007, which launched the updated Busey brand.

As required by the United States Department of Justice, prior to the closing of our merger, we reached an agreement to sell five Main Street Bank & Trust banking centers.  The divestiture of the five branches, which represented approximately 1% of consolidated loans and 3% of consolidated deposits, closed in November 2007.  The divestiture did not have a significant impact upon earnings.

In November 2007, the trust department of the former Main Street Bank & Trust was purchased by Busey Trust Company.

Operating Results and Asset Quality

Net income was $31.5 million for the year ended December 31, 2007, as compared to $28.9 million in 2006. For 2007, earnings per share on a fully-diluted basis were $1.13, a decrease of $0.22 or -16.3% from $1.35 for 2006.  Five months of Main Street Bank & Trust and FirsTech net earnings are reflected in the results for the periods ended December 31, 2007.

Busey Bank’s net income was $35.1 million for 2007, as compared to $29.5 million for 2006, an increase of 18.8% primarily a result of the combination with Main Street Bank & Trust.  Busey Bank, N.A.’s net loss was $1.8 million for 2007, as compared to net income of $3.5 million for 2006.  The decrease in net income at Busey Bank, N.A. was primarily related to the significant decline in the southwest Florida residential real estate market.  The decrease was due to the end of a high-margin, short-term construction lending program, a decline in residential construction originations and loan loss charges related to the market decline.    Following the merger with Main Street, FirsTech became a subsidiary of Busey Bank, N.A.  Due to the unique nature of FirsTech’s operations, management identified FirsTech as a segment separate from Busey Bank, N.A.  Busey Bank, N.A.’s net loss was supplemented by five months of FirsTech net income of $0.7 million in 2007.

First Busey experienced deterioration in its loan portfolio during 2007, specifically in the third and fourth quarters.  Total non-performing assets were $22.1 million at December 31, 2007, compared to $8.5 million at December 31, 2006.  The $13.6 million increase in non-performing assets over December 2006 levels is net of $8.4 million of net charge-offs in 2007. The increase was geographically split between downstate Illinois loans and southwest Florida, primarily related to real estate loans in both service areas.

The provision for loan losses was $14.5 million for the year ended December 31, 2007, versus $1.3 million in 2006.   As a percentage of total outstanding loans, the allowance for loan losses was 1.39% as of December 31, 2007, and 1.21% as of December 31, 2006.   Total allowance for loan losses was $42.6 million at December 31, 2007, representing 212.0% coverage of non-performing loans.

Results of Operation – Three Years Ended December 31, 2007

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

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods, or as of the dates, shown.  All average information is provided on a daily average basis.

Table 1 – Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$222	$11	4.95%	$488	$24	4.92%	$1,394	$43	3.08%

Federal funds sold	27,608	1,338	4.85%	6,923	349	5.04%	21,291	564	2.65%

Investment securities:
U.S. Treasuries and Agencies	322,383	16,145	5.01%	199,891	8,103	4.05%	213,287	6,449	3.02%
Obligations of states and political subdivisions(1)	81,671	4,915	6.02%	84,973	5,077	5.97%	63,436	3,742	5.90%
Other securities	53,881	2,514	4.67%	45,371	1,729	3.81%	48,258	1,844	3.82%
Loans (net of unearned (discount)(1), (2),(3)	2,405,583	179,074	7.44%	1,832,800	133,199	7.27%	1,604,198	105,288	6.56%
Total interest-earning assets(1)	$2,891,348	$203,997	7.06%	$2,170,446	$148,481	6.84%	$1,951,864	$117,930	6.04%

Cash and due from banks	70,979			53,020			49,865
Premises and equipment	53,833			40,431			31,203
Allowance for loan losses	(29,562)			(23,454)			(21,050)
Other assets	199,984			104,109			90,204
Total assets	$3,186,582			$2,344,552			$2,102,086

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$51,127	$1,282	2.51%	$70,365	$1,582	2.25%	$42,150	$420	1.00%
Savings deposits	121,558	1,095	0.90%	109,596	1,002	0.91%	116,978	867	0.74%
Money market deposits	997,109	29,066	2.92%	655,371	18,695	2.85%	597,913	9,803	1.64%
Time deposits	1,094,285	52,754	4.82%	789,019	33,767	4.28%	691,790	22,848	3.30%
Short-term borrowings:
Federal funds purchased	8,639	463	5.36%	18,465	985	5.33%	9,865	234	2.37%
Securities sold under agreements to repurchase	95,796	4,022	4.20%	50,642	1,848	3.65%	44,998	945	2.10%
Other	4,343	278	6.40%	3,267	178	5.45%	4,112	100	2.44%
Long-term debt	148,058	7,407	5.03%	160,801	7,734	4.81%	163,865	6,670	4.07%
Junior subordinated debt issued to unconsolidated trusts	55,000	4,038	7.34%	52,692	4,060	7.71%	45,385	3,455	7.61%
Total interest-bearing liabilities	$2,575,915	$100,405	3.90%	$1,910,218	$69,851	3.66%	$1,717,056	$45,342	2.64%

Net interest spread			3.16%			3.18%			3.40%

Demand deposits	266,721			242,707			221,632
Other liabilities	25,791			16,803			13,538
Stockholders’ equity	318,155			174,824			149,860
Total liabilities and
stockholders’ equity	$3,186,582			$2,344,552			$2,102,086

Interest income/earning assets(1)	$2,891,348	$203,997	7.06%	$2,170,446	$148,481	6.84%	$1,951,864	$117,930	6.04%
Interest expense/earning assets	$2,891,348	$100,405	3.47%	$2,170,446	$69,851	3.22%	$1,951,864	$45,342	2.32%
Net interest margin(1)		$103,592	3.58%		$78,630	3.62%		$72,588	3.72%

(1)	On a tax-equivalent basis, assuming a federal income tax rate of 35%
(2)	Non-accrual loans have been included in average loans, net of unearned discount
(3)	Includes loan fee income of $4.1 million, $3.5 million and $3.6 millions for 2007, 2006 and 2005, respectively.

Changes in Net Interest Income:

	Years Ended December 31, 2007, 2006, and 2005
	Year 2007 vs. 2006 Change due to(1)			Year 2006 vs. 2005 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(13)	$—	$(13)	$(39)	$20	$(19)
Federal funds sold	1,163	(174)	989	(613)	398	(215)
Investment securities:
U.S. Treasuries and Agencies	5,682	2,360	8,042	(414)	2,068	1,654
Obligations of state and political subdivisions(2)	(197)	35	(162)	1,276	59	1,335
Other securities	338	447	785	(110)	(5)	(115)
Loans(2)	41,943	3,932	45,875	15,233	12,678	27,911
Change in interest income(2)	$48,916	$6,600	$55,516	$15,333	$15,218	$30,551

Increase (decrease) in interest expense:
Interest bearing transaction deposits	$(468)	$168	$(300)	$404	$758	$1,162
Savings deposits	108	(15)	93	(57)	192	135
Money market deposits	9,953	418	10,371	1,023	7,869	8,892
Time deposits	14,309	4,678	18,987	3,516	7,403	10,919
Federal funds purchased	(527)	5	(522)	310	441	751
Securities sold under agreements to repurchase	1,860	314	2,174	131	772	903
Other short-term borrowings	63	37	100	(24)	102	78
Long-term debt	(629)	302	(327)	(127)	1,191	1,064
Junior subordinated debt owed to unconsolidated trusts	174	(196)	(22)	563	42	605
Change in interest expense	$24,843	$5,711	$30,554	$5,739	$18,770	$24,509
Increase (decrease) in net interest income(2)	$24,073	$889	$24,962	$9,594	$(3,552)	$6,042

Percentage increase in net interest income over prior period			31.75%			8.32%

(1)	Changes due to both rate and volume have been allocated proportionally
(2)	On a tax equivalent basis, assuming a federal income tax rate of 35%

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets increased $720.9 million or 33.2% to $2.89 billion in 2007 as compared to $2.17 billion in 2006. This growth was due primarily to the increase in average balance of loans arising from the $1.00 billion of loans from the Main Street merger. Interest-bearing liabilities averaged $2.58 billion for the year ended December 31, 2007, an increase of $665.7 million or 34.8% from the average balance of $1.91 billion for 2006. The increase was primarily attributable to the addition of $1.05 billion of interest-bearing deposits from the Main Street merger.

Interest income, on a tax equivalent basis, increased $55.5 million or 37.4% to $204.0 million in 2007 from $148.5 million in 2006, which was an increase of $30.6 million or 25.9% from the $117.9 million in interest income earned in 2005. Interest income growth in 2007 was due primarily to volume increases from the merger with Main Street coupled with an increased average interest rate earned, while in 2006 interest income grew due to both volume increases in average loans and significant interest rate increases across most interest earning categories. First Busey’s yield on average earning assets was 7.06% in 2007 compared to 6.84% in 2006 and 6.04% in 2005.

Interest expense increased during 2007 by $30.6 million or 43.7% to $100.4 million from $69.9 million in 2006, which was an increase of $24.5 million or 54.1% from the $45.3 million interest expense in 2005. The increase in interest expense during 2007 over 2006 was due primarily to deposit growth arising from the Main Street merger coupled with increased interest rates paid on interest bearing liabilities, while the increase in interest expense in 2006 over 2005 was driven largely by a significant increase in the average rate paid across all interest bearing liabilities. An overall increase in interest rates across most borrowings was a significant factor in the growth of interest expense during 2007 and 2006. The average rate paid on interest-bearing liabilities was 3.90% in 2007 compared to 3.66% in 2006 and 2.64% in 2005.

Net interest income, on a tax-equivalent basis, increased 31.7% in 2007 to $103.6 million from $78.6 million in 2006, which reflected an 8.3% increase from $72.6 million in 2005. Net interest margin, First Busey’s net interest income expressed as a percentage of average earning assets stated on a tax equivalent basis, decreased to 3.58% during 2007, from 3.62% in 2006, which had decreased from 3.72% in 2005. The net interest spread, also on a tax equivalent basis, was 3.16% in 2007, compared to 3.18% in 2006, and 3.40% in 2005.

Over the prior two years, increased net interest income was driven by net growth in the average earning balance sheet outpacing the increases in average interest rates. The average balance sheets reflect a competitive marketplace on both the interest earning assets and interest bearing deposits. The competition for loans in the marketplace has kept interest rates on loans low relative to increasing rates paid on deposit products due to the continued heightened competition for deposits in First Busey’s market area. As benchmark interest rates are cut, as they have been in the latter half of 2007 and into 2008, the competition for deposits should decline as alternative sources of funds should bear lower interest rates. Although interest bearing liabilities should begin to cost less, the competition for loans should remain strong, keeping downward pressure on interest rates on loans, our primary interest earning asset.

Other Income

Table 2 – Other Income

	As of December 31,
	2007	2006	% Change	2006	2005	% Change
	(dollars in thousands)
Service charges on deposit accounts	$9,033	$8,130	11.1%	$8,130	$7,895	3.0%
Trust	10,041	6,020	66.8%	6,020	5,752	4.7%
Other service charges & fees	3,912	2,958	32.3%	2,958	2,318	27.6%
Security gains, net	3,718	3,547	4.8%	3,547	(54)	NM
Gain on sales of loans	3,232	2,443	32.3%	2,443	2,571	-5.0%
Commissions and brokers’ fees, net	2,553	2,653	-3.8%	2,653	2,327	14.0%
Remittance payment processing	4,466	—	NM	—	—	NM
Other operating income	4,737	2,710	74.8%	2,710	2,728	-0.7%
Total other income	$41,692	$28,461	46.5%	$28,461	$23,537	20.9%

NM – Percentage change not considered meaningful.

Total other income increased $13.2 million in 2007 from 2006 and $4.9 million in 2006 from 2005. The increase in 2007 is largely due to the five months of other income attributable to the merger with Main Street. During 2006, First Busey began liquidation of an equity security with a substantial value in excess of its cost basis. The liquidation continued into 2007 and was eventually ceased due to the reduction of the market value of the security. The liquidation accounted for the majority of the increase in total other income from 2005 to 2006.

Remittance payment processing revenue relates to our payment processing company, FirsTech, which was part of the Main Street merger. FirsTech has historically shown good growth and First Busey believes that it continues to show good growth potential. The $4.5 million of remittance payment revenues represented five months of activity for FirsTech following the merger.

Commissions and brokers fees, net, showed a moderate decline for 2007 and a moderate incline for 2006 as compared to the respective prior years. Growth in commissions and brokers’ fees at Busey Wealth Management and the addition of Main Street’s five month contribution was offset by a large decline in Busey Bank, N.A.’s commissions and brokers’ fees. Busey Bank, N.A.’s brokerage subsidiary’s sales channels were refocused from their historical operations to operate consistently with First Busey’s brokerage strategy. The refocusing has caused sales in certain high commission products to decline at Busey Bank, N.A. First Busey remains committed to providing leading trust and brokerage services to the southwest Florida market, but on terms consistent with First Busey’s strategy.

The increase in other income for 2007 related primarily to the merger with Main Street. Additionally, a non-recurring $630,000 pre-tax charge was recorded in the second quarter of 2006 to write-off unamortized offering costs in conjunction with a redemption of trust preferred securities. The charge was recorded in other income as First Busey records the results of its unconsolidated trusts into the other operating income line.

Other Expenses

Table 3 – Other Expenses

	As of December 31,
	2007	2006	% Change	2006	2005	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$37,311	$26,431	41.2%	$26,431	$23,217	13.8%
Employee benefits	8,357	8,180	2.2%	8,180	5,271	55.2%
Total compensation expense	$45,668	$34,611	31.9%	$34,611	$28,488	21.5%

Net occupancy expense of premises	7,449	5,121	45.5%	5,121	4,576	11.9%
Furniture and equipment expenses	4,834	3,438	40.6%	3,438	3,099	10.9%
Data processing	5,299	1,753	202.3%	1,753	1,962	-10.7%
Amortization of intangible assets	2,503	1,376	81.9%	1,376	1,101	25.0%
Other operating expenses	18,552	13,788	34.6%	13,788	11,889	16.0%
Total other expenses	$84,305	$60,087	40.3%	$60,087	$51,115	17.6%

Income taxes	$12,933	$14,701	-12.0%	$14,701	$12,960	13.4%
Effective rate on income taxes	29.1%	33.7%		33.7%	32.5%

Efficiency ratio	57.8%	56.7%		56.7%	52.0%

Compensation expense increased significantly for both 2007 and 2006. The increase in 2007 was primarily attributable to the Main Street merger and merger related employee expenses. Full-time equivalent employee levels were 1,023, 640 and 608 at December 31, 2007, 2006 and 2005, respectively. Additionally, at the close of the merger, certain executives of First Busey were paid a total of $1.5 million in contractual severance payments. The increase in 2006 total compensation expense was primarily related to a full year of employee-related expenses from the July 2005, acquisition of Tarpon Coast National Bank. Additionally during 2006, First Busey retired the debt associated with its leveraged Employee Stock Ownership Plan (ESOP), which was the primary reason for the significant increase in the employee benefits expense. Following the ESOP debt retirement, all unallocated shares of the plan were allocated to plan participants. In addition to the complete allocation, all ESOP participants’ accounts became fully vested.

Data processing expenses increased significantly in 2007 primarily due to infrastructure investments First Busey made related to the growth from the merger and to costs incurred in preparing for the future growth management is anticipating.

Amortization expense increased significantly for 2007 due to increased identifiable intangibles related to the merger. Additional information regarding the expected future amortization expense of First Busey can be found in Note 1- Significant Accounting Policies in the financial statements included in this Form 10-K under Item 8.

Overall, the increase in total other expense for 2007 reflected in Table 3 related primarily to the merger with Main Street. The merger related costs were the operating costs of the subsidiaries assumed and the infrastructure related charges mentioned previously. Management is working toward realizing cost efficiencies from the merger, of which only a small portion have been recognized to date.

The effective rate on income taxes, or income taxes divided by income before taxes, decreased for 2007 as compared to 2006. The decline in the effective rate on income taxes was primarily due to tax favored lending activities, increased deductions for dividend payments related to First Busey’s Employee Stock Ownership Plan, income on life insurance and decreased amortization of certain intangibles for tax purposes.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest margin plus other income, less security gains and losses. The efficiency ratio for years ended December 31, 2007 and 2006 increased over the comparable periods in 2006 and 2005. A primary reason for the increases in the efficiency ratio for 2007 and 2006 was net interest margin and other income growth not keeping pace with growth in other expenses. Additionally, the large increases in data processing expenses and merger related employee costs negatively impacted the efficiency ratio.

Balance Sheet – December 31, 2007 and December 31, 2006

Table 4 – Significant Balance Sheet Items

	December 31, 2007	December 31, 2006	% Change
	(dollars in thousands)
Assets
Securities available-for-sale	$610,422	$365,608	67.0%
Loans, net	3,010,665	1,933,339	55.7%

Total assets	$4,192,925	$2,509,514	67.1%

Liabilities
Deposits:
Noninterest-bearing	$389,672	$246,440	58.1%
Interest-bearing	2,817,526	1,768,399	59.3%
Total deposits	3,207,198	2,014,839	59.2%

Total liabilities	3,663,228	2,324,240	57.6%

Stockholders’ equity	$529,697	$185,274	185.9%

First Busey’s balance sheet experienced significant growth during 2007. The largest portion of the growth resulted from the merger with Main Street. The Main Street merger contributed $344.2 million in securities, $1.00 billion in net loans, $208.2 million in noninterest-bearing deposits, and $1.05 billion in interest-bearing deposits at the merger date. The divestiture of five branches in Champaign County, Illinois reduced loans and deposits by $14.3 million and $101.9 million, respectively.

Non-merger related securities growth was negative as our loan-to-deposit ratio remained above 93%. Additionally, as a stipulation of the US Department of Justice approval of the merger with Main Street, First Busey divested of five branches in Champaign County, Illinois that resulted in a cash outflow of $80.8 million. The divestiture cash outflow was funded primarily from non-reinvested maturities in the securities portfolio.

Non-merger related loan growth was modest as compared to prior years. As our non-performing loans increased, coupled with the credit issues in our lending marketplaces, the available lending opportunities that met our underwriting standards declined.

The growth in noninterest-bearing deposits was almost entirely related to the merger, with Main Street Bank & Trust contributing $208.2 million. Non-merger related levels remained consistent with balances from December 31, 2006. Growth in noninterest-bearing deposits remains challenging as interest-bearing transaction accounts are an increasing source of competition across First Busey’s markets.

Main Street Bank & Trust contributed $1.05 billion of interest-bearing deposits. Interest-bearing deposits unrelated to the merger were consistent with year-end 2006. First Busey has historically been successful in raising interest-bearing deposit funding. However, as demand for funds arises, First Busey weighs these sources of funds against alternative funding sources with similar characteristics. The interest rates for alternative funding sources have been declining at a faster rate than certain interest-bearing deposit products and, as long as that continues, it is likely First Busey will utilize those alternative funding sources.

Stockholder’s equity increased $344.4 million, largely due to the effects of the merger.

Investment Securities

First Busey has classified all investment securities as securities available-for-sale. These securities are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs. Securities available-for-sale are carried at fair value. As of December 31, 2007, the fair value of these securities was $610.4 million and the amortized cost was $603.6 million. There were $7.4 million of gross unrealized gains and $506,000 of gross unrealized losses for a net unrealized gain of $6.9 million. The after-tax effect of $4.1 million of this unrealized gain has been included in stockholders’ equity. The decline in the fair value as a percentage of amortized costs was due to a significant decline in the market value of one equity security, which was offset by market value increases across debt securities due to declining interest rates in the second half of 2007.

The composition of securities available-for-sale was as follows:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
U.S. Treasury securities	$15,170	$17,619	$16,472	$27,425	$23,143
U.S. government corporations and agencies	440,221	210,993	186,452	221,725	127,755
Obligations of states and political subdivisions	89,401	85,453	82,057	51,768	48,235
Mortgage-backed securities	36,742	25,230	16,837	23,170	—
Corporate debt securities	3,661	3,294	2,926	2,220	4,265
Mutual funds and other equity securities(1)	25,227	23,019	26,493	25,948	21,335
Fair value of securities available-for-sale	$610,422	$365,608	$331,237	$352,256	$224,733
Amortized cost	$603,565	$356,489	$319,151	$337,037	$209,482
Fair value as a percentage of amortized cost	101.14%	102.56%	103.79%	104.52%	107.28%

(1) Amount includes Federal Home Loan Bank and Federal Reserve Bank stock

Busey Bank’s portfolio totaled $590.3 million at December 31, 2007 compared to $330.4 million at December 31, 2006. The increase in Busey Bank’s portfolio was due primarily to the merger of Main Street Bank & Trust into Busey Bank, offset by a decrease due to the non-reinvested maturities necessary to fund the branch divestiture.

Busey Bank, N.A.’s portfolio was $12.8 million at December 31, 2007 versus $25.1 at December 31, 2006. Busey Bank, N.A.’s portfolio decrease reflected pledging requirement decreases at year-end 2007 versus year-end 2006.

Overall, First Busey’s portfolio primarily served a pledging function during 2007 and 2006 as First Busey has chosen to invest in the growth of its loan portfolio versus its investment portfolio. Pledged securities totaled $492.3 million or 80.7%, and $225.9 million or 61.8% at December 31, 2007 and 2006, respectively.

The maturities, fair values and weighted average yields of debt securities available-for-sale as of December 31, 2007 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Investment Securities(1)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities	$14,406	4.92%	$764	3.14%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	207,121	4.93%	230,781	4.47%	2,319	5.42%	—	—%
Obligations of states and political subdivisions (2)	12,205	5.76%	37,854	5.73%	34,716	5.52%	4,626	6.08%
Mortgage-backed securities	—	—%	1,080	5.74%	13,885	5.46%	21,777	6.28%
Corporate debt securities	851	5.54%	2,618	4.61%	192	5.39%	—	—%
Total	$234,583	4.98%	$273,097	4.64%	$51,112	5.50%	$26,403	5.97%

(1)	Excludes mutual funds and other equity securities.
(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2007)

U.S. treasury securities and U.S. government and agency securities as a percentage of total securities increased to 74.6% at December 31, 2007, from 62.5% at December 31, 2006, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities decreased to 14.6% at December 31, 2007, from 23.4% at December 31, 2006. The mix between U.S. Treasury and agency securities and obligations of state and political sub-divisions was partially based upon an analysis of tax-adjusted yields. Additional factors held constant, such as duration and regulatory, First Busey will invest in the security that allows for the highest yield on a tax-equivalent basis.

Loan Portfolio

The composition of loans was as follows:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Commercial and financial	$443,142	$224,271	$219,134	$216,290	$138,272
Agricultural	40,471	22,692	23,433	25,224	22,300
Real estate-farmland	49,683	16,237	10,188	11,750	11,890
Real estate-construction	731,100	467,539	345,454	235,547	168,141
Real estate-mortgage	1,733,878	1,186,635	1,104,798	923,291	790,089
Installment loans to individuals	54,951	39,553	46,155	63,798	61,704
Loans	$3,053,225	$1,956,927	$1,749,162	$1,475,900	$1,192,396

Loans, including loans held for sale, before allowance for loan losses, increased 55.7% to $3.05 billion as of December 31, 2007 from $1.96 billion at December 31, 2006. A significant portion of the overall loan growth occurred in real estate — mortgages, as non-farm nonresidential mortgages increased 55.7% or $285.1 million to $797.5 million at December 31, 2007 from $512.3 million at the end of 2006. Also, 1-to-4 family residential real estate mortgage loans (not held for sale) increased $193.1 million, or 36.3%, to $724.6 million as of December 31, 2007, from $531.5 million at December 31, 2006. Overall, real estate-mortgage growth was primarily at Busey Bank with ending real estate-mortgages of $1.48 billion at December 31, 2007 compared to $936.3 million at December 31, 2006. The growth in Busey Bank’s real estate-mortgages was due primarily to the merger of Main Street Bank & Trust into Busey Bank. Busey Bank, N.A.’s real estate-mortgage balances were consistent with 2006 levels.

First Busey also experienced significant growth in real estate-construction loans which grew 56.4% or $263.6 million to $731.1 million at December 31, 2007, compared to $467.5 million at the end of 2006. The growth in real estate construction loans was primarily a result of the merger with Main Street, loans which are primarily located in downstate Illinois. Busey Bank’s construction loans increased to $615.9 million at December 31, 2007 as compared to $364.0 million at December 31, 2006. Busey Bank, N.A.’s construction loans at December 31, 2007 remained consistent with December 31, 2006. The net growth in real estate-construction was offset by a decline in the category due to the termination of short-term construction lending program in southwest Florida.

First Busey has no loans to customers engaged in oil and gas exploration or to foreign companies or governments. Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $769.4 million as of December 31, 2007.

The loan portfolio includes a concentration of loans for commercial real estate, which are included in the table above in the category of real estate-mortgage, amounting to approximately $985.3 million and $637.9 million as of December 31, 2007 and 2006, respectively. Generally, these loans are collateralized by assets of the borrowers. The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2007

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial, financial and agricultural	$321,345	$139,762	$22,506	$483,613
Real estate-construction	635,107	78,164	17,829	731,100
Total	$956,452	$217,926	$40,335	$1,214,713

Interest rate sensitivity of selected loans
Fixed rate	$184,124	$149,547	$37,435	$371,106
Adjustable rate	772,328	68,379	2,900	843,607
Total	$956,452	$217,926	$40,335	$1,214,713

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31
	2007	2006	2005	2004	2003
	(dollars in thousands)
Average loans outstanding during period	$2,405,583	$1,832,800	$1,604,198	$1,355,487	$1,118,667
Allowance for loan losses:
Balance at beginning of period	$23,588	$23,190	$19,217	$16,228	$15,460

Loans charged-off:
Commercial, financial and agricultural	$335	$372	$152	$1,782	$2,123
Real estate-construction	5,727	205	—	48	—
Real estate-mortgage	3,030	295	628	141	172
Installment loans to individuals	252	264	160	216	220
Total charge-offs	$9,344	$1,136	$940	$2,187	$2,515
Recoveries:
Commercial, financial and agricultural	$684	$50	$133	$57	$69
Real estate-construction	8	6	—	—	—
Real estate-mortgage	117	82	7	28	6
Installment loans to individuals	185	96	75	117	150
Total recoveries	$994	$234	$215	$202	$225
Net loans charged-off	$8,350	$902	$725	$1,985	$2,290
Provision for loan losses	$14,475	$1,300	$3,490	$2,905	$3,058
Net additions due to acquisition	$12,847	$—	$1,208	$2,069	$—
Balance at end of period	$42,560	$23,588	$23,190	$19,217	$16,228
Ratios:
Net charge-offs to average loans	0.35%	0.05%	0.05%	0.15%	0.20%
Allowance for loan losses to total loans at period end	1.39%	1.21%	1.33%	1.30%	1.36%

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2007		2006		2005		2004		2003
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial, financial, agricultural and real estate-farmland	$4,884	17.5%	$3,160	13.4%	$4,221	14.5%	$4,337	17.2%	$2,295	14.5%
Real estate-construction	17,204	23.9%	6,547	23.9%	5,743	19.7%	27	16.0%	—	14.1%
Real estate-mortgage	20,013	56.8%	13,248	60.6%	12,455	63.2%	13,053	62.5%	12,752	66.2%
Installment loans to individuals	296	1.8%	441	2.0%	268	2.6%	481	4.3%	821	5.2%
Unallocated	163	N/A	192	N/A	503	N/A	1,319	N/A	360	N/A
Total	$42,560	100.0%	$23,588	100.0%	$23,190	100.0%	$19,217	100.0%	$16,228	100.0%

This table indicates growth in the allowance for loan losses for real estate-construction and real estate-mortgage as of December 31, 2007, as compared to December 31, 2006.  This increase is due primarily to growth in the non-performing assets and outstanding balances in these loan categories.

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses.  In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to charge off a loan balance, such write-off is charged against the allowance for loan losses.

First Busey’s provision for loan losses was $14.5 million during 2007 compared to $1.3 million in 2006 and $3.5 million in 2005.  The increase in provision expense during 2007 is reflective of management’s assessment of the current risk in the loan portfolio as compared to the allowance for loan losses.  During 2007, First Busey added a significant amount to the allowance for loan losses due primarily to First Busey’s real estate portfolio in the southwest Florida marketplace.  See further discussion of the non-performing loans, including geographic allocations, under the Non-performing Loans section.

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

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

	2007	2006	2005	2004	2003
	(dollars in thousands)
Non-accrual loans	$15,370	$5,763	$4,483	$1,523	$2,638
Loans 90 days past due and still accruing	4,710	2,002	1,420	2,141	581
Restructured loans	—	—	—	—	—
Total non-performing loans	$20,080	$7,765	$5,903	$3,664	$3,219

Repossessed assets	$2,026	$720	$236	$4,212	$4,781
Other assets acquired in satisfaction of debts previously contracted	2	1	1	23	10
Total non-performing other assets	$2,028	$721	$237	$4,235	$4,791

Total non-performing loans and non- performing other assets	$22,108	$8,486	$6,140	$7,899	$8,010
Non-performing loans to loans, before allowance for loan losses	0.66%	0.40%	0.34%	0.25%	0.27%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	0.72%	0.44%	0.35%	0.54%	0.67%

First Busey experienced significant deterioration in its loan portfolio during 2007 as compared to 2006.  Total non-performing assets were $22.1 million at December 31, 2007, compared to $17.2 million on a pro-forma combined basis with Main Street Trust, Inc. at December 31, 2006.  Busey Bank and Busey Bank, N.A. have $13.9 million and $8.2 million in non-performing assets, respectively. Total non-performing assets located in southwest Florida were $10.4 million, with $2.2 million in Busey Bank and $8.2 in Busey Bank, N.A.  The remaining $11.7 million of non-performing assets were primarily within the downstate Illinois market.

Non-accrual loans totaled $15.4 million, or 0.5% of gross loans, at December 31, 2007.  Non-accrual loans primarily consisted of commercial non-accruals of $10.1 million and real estate- 1 to 4 family residential mortgage loans of $5.3 million.  Geographically, $7.2 million of non-accural loans were in southwest Florida with the remainder primarily located in downstate Illinois.

First Busey’s 90+ days past due loans totaled $4.7 million, or 0.2% of gross loans, at December 31, 2007.  Commercial accruing loans 90+ days past due were $3.3 million at December 31, 2007.  The portion of 90+ days past due loans related to personal residential real estate loans was $1.4 million at December 31, 2007.

Although the geographic distribution of non-performing assets is similar between downstate Illinois and southwest Florida, due to the downward volatility in the real estate market in southwest Florida, the majority of the increase in our allowance for loan losses is allocated to the southwest Florida marketplace.  Overall, approximately 25% of the gross loans of First Busey are located in Florida between Busey Bank’s loan production office and Busey Bank, N.A.

A loan is considered to be impaired when, based on current information and events, it is probable First Busey will not be able to collect all amounts due.  The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal.  Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

The gross interest income that would have been recorded in the years ended December 31, 2007, 2006 and 2005 if the non-accrual loans had been current in accordance with their original terms was $2.5 million, $0.9 million, and $0.4 million, respectively.  For 2007, Busey Bank’s lost interest was $2.0 million with the remainder attributable to Busey Bank, N.A. The amount of interest collected on those loans that was included in interest income was $0.7 million, $0.2 million, and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, non-accrual, 90-days past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $26.3 million at December 31, 2007 and $11.9 million at December 31, 2006. Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  Management is not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Other Interest-bearing Assets

No other interest-bearing assets are categorized as impaired.

Deposits

As indicated in the following table, average non-interest-bearing deposits as a percentage of average total deposits decreased to 10.5% for the year ended December 31, 2007, from 13.0% for the year ended December 31, 2006, which was a decrease from 13.3% for the year ended December 31, 2005. The decline in non-interest bearing deposits in 2007 from 2006 reflects the increasing rate environment for deposits during 2007.

	Year Ended December 31,
	2007			2006			2005
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Non-interest bearing demand deposits	$266,721	10.5%	0.00%	$242,707	13.0%	0.00%	$221,632	13.3%	0.00%
Interest bearing demand deposits	51,127	2.0%	2.51%	70,365	3.7%	2.25%	42,150	2.5%	1.00%
Savings/Money Market	1,118,667	44.2%	2.70%	764,967	41.0%	2.57%	714,891	42.8%	1.49%
Time deposits	1,094,285	43.3%	4.82%	789,019	42.3%	4.28%	691,790	41.4%	3.30%
Total	$2,530,800	100.0%	3.33%	$1,867,058	100.0%	2.95%	$1,670,463	100.0%	2.03%

Certificates of deposit of $100,000 and over and other time deposits of $100,000 and over at December 31, 2007 had the following maturities (dollars in thousands):

Under 3 months	$114,762
3 to 6 months	101,799
6 to 12 months	157,320
Over 12 months	103,478
Total	$477,359

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

	Federal funds purchased	Securities sold under agreements to repurchase	Other short-term borrowings
	(dollars in thousands)
2007
Balance, December 31, 2007	$36,525	$166,594	$10,523
Weighted average interest rate at end of period	3.79%	3.94%	6.08%
Maximum outstanding at any month end	$36,525	$166,594	$21,023
Average daily balance	$8,639	$95,796	$4,343
Weighted average interest rate during period (1)	5.36%	4.20%	6.40%

2006
Balance, December 31, 2006	$6,300	$48,470	$25,000
Weighted average interest rate at end of period	5.44%	4.09%	5.31%
Maximum outstanding at any month end	$46,500	$58,104	$25,000
Average daily balance	$18,465	$50,642	$3,267
Weighted average interest rate during period (1)	5.33%	3.65%	5.45%

2005
Balance, December 31, 2005	$7,885	$42,228	$—
Weighted average interest rate at end of period	4.62%	2.79%	0.00%
Maximum outstanding at any month end	$32,000	$53,369	$9,000
Average daily balance	$9,865	$44,998	$4,112
Weighted average interest rate during period (1)	2.37%	2.10%	2.44%

(1) The weighted average interest rate is computed by dividing total interest for the year by the average daily balance outstanding.

Liquidity

Liquidity management is the process by which First Busey ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business.  These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to stockholders, and paying operating expenses.

First Busey’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold.  The balances of these assets are dependent on First Busey’s operating, investing, lending, and financing activities during any given period.  Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash and due from banks	$70,979	$53,020	$49,865
Interest-bearing bank deposits	222	488	1,394
Federal funds sold	27,608	6,923	21,291
Total	$98,809	$60,431	$72,550
Percent of average total assets	3.1%	2.6%	3.5%

First Busey’s primary sources of funds consist of cash from operations, investment maturities and sales, deposits, and capital funds.  Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank.

First Busey completed its merger with Main Street Trust following the close of business on July 31, 2007.  The merger was funded with issuance of 15.5 million common shares of First Busey Corporation.  The merger contributed to First Busey’s liquidity due to Main Street’s strong capital position and minimal debt.

First Busey has an operating line in the amount of $25.0 million, of which $14.5 million is available as of December 31, 2007 compared to a $10.0 million line of credit in 2006, which all was available as of December 31, 2006.  Long-term liquidity needs will be satisfied primarily through the retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is First Busey’s ability to securitize or package loans (primarily mortgage loans) for sale.  During 2007, First Busey originated $238.4 million and sold $232.2 million in mortgage loans held for sale compared to originations of $181.7 million and sales of $177.1 million in 2006, and originations of $178.4 million and sales of $176.2 million in 2005.  As of December 31, 2007 and 2006, First Busey held $22.4 million and $16.3 million in loans held for sale, respectively.

On April 25, 2006, First Busey’s Board of Directors approved redemption of the trust preferred securities issued by First Busey Capital Trust I.  These securities were redeemed at par value on June 19, 2006, plus accrued but unpaid distributions.  First Busey received regulatory approval and established a new series of preferred securities in an aggregate principal amount of $30.0 million as part of a pooled trust preferred program, First Busey Statutory Trust IV.  The proceeds of the new issue were used to redeem the securities of First Busey Capital Trust I and to repay certain outstanding indebtedness of First Busey.

Liquidity management is the process by which First Busey ensures that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business.  Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations.  First Busey achieves a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

First Busey’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business.  As of December 31, 2007 and 2006, First Busey had outstanding loan commitments including lines of credit of $722.7 million, and $536.8 million respectively.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  First Busey anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

First Busey has entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2007.

				Junior
				Subordinated
		Short- and		Debt Owed to
	Certificates of	Long-term	Operating	Unconsolidated
	Deposit	Borrowing	Leases	Trusts	Total
	(dollars in thousands)

2008	$988,990	$51,940	$1,433	$—	$1,042,363
2009	231,300	10,417	1,060	—	242,777
2010	72,961	25,917	862	—	99,740
2011	26,905	53,742	684	—	81,331
2012	49,933	12,417	480	—	62,830
Thereafter	349	7,000	2,163	55,000	64,512
Total	$1,370,438	$161,433	$6,682	$55,000	$1,593,553

Commitments to extend credit					$722,677

Net cash flows provided by operating activities totaled $35.6 million, $29.3 million and $30.3 million in 2007, 2006 and 2005, respectively.  Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, deferred income taxes, security gains and activities related to the origination and sale of mortgage loans held for sale.  Net cash used in mortgage loans originated totaled $2.9 million in 2007 and $2.1 million in 2006.  Net cash provided by mortgage loans was $0.4 million in 2005.

Net cash used in investing activities totaled $0.7 million, $241.1 million and $126.2 million in 2007, 2006, and 2005, respectively.  Significant activities affecting cash flows from investing activities are those activities associated with managing First Busey’s investment portfolio, loans held in First Busey’s portfolio, and subsidiary or business unit acquisition and divestiture activities.  During 2007, the merger with Main Street provided cash and the associated divestiture used cash of $53.5 million and $80.8 million, respectively, for a net cash used in merger and associated divestiture during 2007 of $27.3 million. Net loan portfolio growth totaled $100.9 million, $205.3 million, and $156.6 million, in 2007, 2006, and 2005, respectively.  In July 2005, First Busey purchased the outstanding shares of Tarpon Coast Bancorp, Inc., resulting in the net use of cash of $12.4 million.

Net cash provided by financing activities was $27.1 million, $214.1 million, and $108.9 million in 2007, 2006, 2005, respectively.  Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt.  Non- acquisition related deposits, which are First Busey’s primary funding source grew $40.6 million in 2007, $205.4 million in 2006, and $111.1 million in 2005.  Due to a rising rate environment for long-term rates over the past three years, First Busey has utilized primarily federal funds, repurchase agreements and short-term borrowings for financing needs.  As rates continue to fall, First Busey will explore longer-term, fixed rate debt in addition to short-term funds for financing needs.  First Busey repurchased $11.2 million of its stock during 2007 and $9.0 million to-date in 2008.  First Busey issued junior subordinated debt in June 2006, to redeem an existing junior suboridinated debt issuance and repay certain indebtedness.  During 2005, junior subordinated debt was issued and as well an increase in long-term debt to fund the July 2005, acquisition of Tarpon Coast Bancorp, Inc. and June 2004, acquisition of First Capital Bankshares, Inc.

Capital Resources

Other than from the issuance of common stock, First Busey’s primary source of capital is net income retained by First Busey.  During the year ended December 31, 2007, First Busey earned $31.5 million and paid dividends of $19.2 million to stockholders, resulting in the retention of current earnings of $12.2 million.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2007, First Busey had a total capital to total risk-weighted asset ratio of 10.91%, a Tier 1 capital to risk-weighted asset ratio of 9.62% and a Tier 1 leverage ratio of 8.03%; Busey Bank had ratios of 11.25%, 9.98%, and 8.44%, respectively. Busey Bank, N.A. had ratios of 13.87%, 12.61%, and 10.07%, respectively.  As these ratios indicate, First Busey and its bank subsidiaries exceed the regulatory capital guidelines.

Regulatory Considerations

In accordance with Federal Reserve Board regulations in effect on December 31, 2005, First Busey is allowed, for regulatory purposes, to include all $55.0 million of the outstanding cumulative trust preferred securities in Tier 1 capital (as defined by regulation).  In March, 2005, the Federal Reserve Board issued final regulations allowing for the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, but with further restrictions on the amount of trust preferred securities and other restricted core capital elements that may be included in Tier 1 capital.  The final rule allows for a transition period to March 31, 2009, for application of the new limits.  If those limitations had been in effect at December 31, 2007, First Busey would have been allowed to include all of the cumulative trust preferred securities in Tier 1 capital.  If First Busey were unable to include cumulative trust preferred securities in Tier 1 capital, the remainder would be included in Tier 2 capital.  First Busey would have exceeded all regulatory minimum capital ratios if the newly adopted regulations had been in effect on December 31, 2007.

New Accounting Pronouncements

Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open.  There were no unrecognized tax benefits as of January 1, 2007.  There have been no adjustments to unrecognized tax benefits since January 1, 2007.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to December 31, 2007.

Effective January 1, 2006, First Busey adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under that transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions  of Statement 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R) .  Results for prior periods have not been restated.

Information relating to additional new accounting pronouncements issued but not yet adopted appears in Note 1 in the Notes to the consolidated financial statements.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company.  While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items.  Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices.  As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation.  For additional information regarding interest rates and changes in net interest income see Table 1- Average Balance Sheets and Interest Rates and Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of change in asset values due to movements in underlying market rates and prices.  Interest rate risk is the risk to earnings and capital arising from movements in interest rates.  Interest rate risk is the most significant market risk affecting First Busey as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of First Busey’s business activities.

First Busey’s subsidiary banks, Busey Bank and Busey Bank, N.A., have asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks’ balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

The asset-liability committees use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset-liability committees and approved by First Busey’s Board of Directors establish guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.

Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates.  The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing.  It is however, only a static, single-day depiction of First Busey’s rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of First Busey as of December 31, 2007.

	Rate Sensitive Within
	1-30 Days	31-90 Days	91-180 Days	181 Days – 1 Year	Over 1 Year	Total
	(dollars in thousands)
Interest-bearing deposits	$60	$—	$—	$—	$—	$60
Federal funds sold	459	—	—	—	—	459
Investment securities
U.S. Treasuries and Agencies	20,385	54,031	50,885	96,226	233,864	455,391
States and political subdivisions	2,631	2,606	678	7,678	75,808	89,401
Other securities	1,700	19,130	201	650	43,949	65,630
Loans (net of unearned interest)	1,079,690	201,037	266,522	443,808	1,062,168	3,053,225
Total rate-sensitive assets	$1,104,925	$276,804	$318,286	$548,362	$1,415,789	$3,664,166

Interest-bearing transaction deposits	$158,215	$—	$—	$—	$—	$158,215
Savings deposits	148,205	—	—	—	—	148,205
Money market deposits	1,140,668	—	—	—	—	1,140,668
Time deposits	133,481	162,247	240,993	473,346	360,371	1,370,438
Federal funds purchased and repurchase agreements	197,425	2,130	556	3,008	—	203,119
Short-term borrowings	10,500	23	—	—	—	10,523
Long-term debt	10,000	13,000	1,000	17,000	109,910	150,910
Junior subordinated debt issued to unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,798,494	$202,400	$242,549	$493,354	$500,281	$3,237,078
Rate-sensitive assets less rate-sensitive liabilities	$(693,569)	$74,404	$75,737	$55,008	$915,508	$427,088
Cumulative Gap	$(693,569)	$(619,165)	$(543,428)	$(488,420)	$427,088
Cumulative amounts as a percentage of total rate-sensitive assets	-18.93%	-16.90%	-14.83%	-13.33%	11.66%
Cumulative Ratio	0.61	0.69	0.76	0.82	1.13

First Busey Corporation’s funds management policy requires the subsidiary banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods.  As of December 31, 2007, the Banks and First Busey, on a consolidated basis, are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $693.6 million in the 1-30 day repricing category as more liabilities were subject to repricing during that time period than assets were subject to repricing within that same time period.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing for all time periods beyond 30 days.  On a cumulative basis, however, the gap remains liability sensitive through one year.  The composition of the gap structure as of December 31, 2007, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.

The asset-liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  Other factors influence the effect of interest-rate fluctuations on First Busey’s net interest margin.  For example, a decline in interest rates may lead borrowers to repay their loans more rapidly which could mitigate some of the expected benefit of the decline in interest rates when negatively gapped.  Conversely, a rapid rise in interest rates could lead to an increase in the net interest margin if the increased rates on loans and other interest-earning assets are  higher than those on interest-bearing deposits and other liabilities.

The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, and + 200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability balances remain constant at December 31 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  The model also uses a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a rising and declining rate environment.  Utilizing this measurement concept the interest-rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates was as follows:

	Basis Point Changes
	-200	-100	+100	+200
December 31, 2007	(2.01)%	(0.33)%	0.07%	(0.05)%

December 31, 2006	2.17%	1.78%	(2.12)%	(4.11)%

First Busey’s Funds Management Policy defines a targeted range of +/- 10% change in net interest margin in a 1-year time frame for interest rate shocks of +/- 100 basis points and +/- 200 basis points.  As indicated in the table above, First Busey is within this targeted range on a consolidated basis.

Item 8.  Financial Statements and Supplementary Data

The financial statements are presented beginning on page 46.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of December 31, 2007, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

First Busey’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

The Company acquired Main Street Trust, Inc. and its subsidiaries, Main Street Bank & Trust, and FirsTech, Inc. on August 1, 2007.  Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, Main Street Trust, Inc.’s internal control over financial reporting included in the consolidated financial statements of First Busey Corporation.  Main Street Trust, Inc. contributed approximately 40% of total assets to the consolidated financial statements as of December 31, 2007.

McGladrey & Pullen, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors

First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, testing and evaluating the design and operating effectiveness of internal control. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Main Street Trust, Inc. and its subsidiaries, Main Street Bank & Trust, and FirsTech, Inc. on August 1, 2007.  Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, Main Street Trust, Inc.’s internal control over financial reporting included in the consolidated financial statements of First Busey Corporation.  Main Street Trust, Inc. contributed approximetely 40% of total assets to the consolidated financial statements as of December 31, 2007.  Our audit over internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Main Street Trust, Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Busey Corporation and our report dated March 14, 2008 expressed an unqualified opinion.

Champaign, Illinois
March 14, 2008

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to First Busey’s Proxy statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated September 20, 2006, by and among First Busey Corporation and Main Street Trust, Inc. (previously filed as Exhibit 2.1 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein)

3.1

Restated Articles of Incorporation of First Busey Corporation (filed as Exhibit 3.1 to First Busey’s Form 8-K dated July 31, 2007, filed with the Commission on August 1, 2007, (Commission File No. 0-15950), and incorporated herein by reference)

3.2

First Busey Corporation Revised By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated December 18, 2007, filed with the Commission on December 21, 2007 (Commission File No. 0-15950), and incorporated herein by reference)

10.1

First Busey Corporation 1993 Restricted Stock Award Plan (filed as Appendix E to First Busey’s definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.3

First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.4

First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey’s definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.5

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.6

First Busey Corporation amendment to credit agreement with JPMorgan Chase N.A., (filed as Exhibit 99.1 to First Busey’s Form 8-K dated November 7, 2007, filed with the Commission on November 13, 2007 (Commission File No. 0-15950), and incorporated herein by reference)

10.7

First Busey Corporation line of credit note with JPMorgan Chase N.A., (filed as Exhibit 99.2 to First Busey’s Form 8-K dated November 7, 2007, filed with the Commission on November 13, 2007 (Commission File No. 0-15950), and incorporated herein by reference)

10.8

Severance and General Release Agreement, dated May 15, 2006, by and between First Busey and Barbara J. Kuhl (previously filed as Exhibit 10.1 to First Busey’s Form 8-K dated May 18, 2006, and incorporated by reference herein).

10.9

Letter agreement between First Busey Corporation and Douglas C. Mills, dated September 20, 2006 (previously filed as Exhibit 99.3 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

10.10

Letter agreement between First Busey Corporation and Edwin A. Scharlau II, dated September 20, 2006 (previously filed as Exhibit 99.4 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

10.11

Letter agreement between First Busey Corporation and David D. Mills, dated September 20, 2006 (previously filed as Exhibit 99.5 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

10.12

Letter agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (previously filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein).

10.13

Letter agreement between First Busey Corporation and Lee H. O’Neill, dated July 31, 2007 (previously filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 1, 2007, and incorporated by reference herein).

10.14

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (previously filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031)).

10.15

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (previously filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031)).

10.16

Employment agreement by and between Main Street Trust, Inc. and David B. White (previously filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031)).

10.17

Main Street Trust, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 on November 29, 2000, and incorporated by reference herein (SEC File No. 333-50890)).

10.18

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031)).

10.19

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031)).

10.20

Letter agreement between Main Street Trust, Inc. and David B. White, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031)).

14.1

First Busey Corporation Code of Ethics (filed as Exhibit 14.1 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (Registration 0-015950), and incorporated herein by reference)

21.1	List of Subsidiaries of First Busey Corporation

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer

Financial Statement Schedules

Financial statement schedules not included in this Form 10-K, have been omitted because they are not applicable for the required information shown in the financial statements or notes thereto.

First Busey Corporation Index to Financial Statements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 14, 2007.

FIRST BUSEY CORPORATION
BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

Signature	Title
/s/ VAN A.DUKEMAN	Chief Executive Officer and President
Van A. Dukeman	(Principal Executive Officer)

/s/ BARBARA J. HARRINGTON	Chief Financial Officer
Barbara J. Harrington	(Principal Financial Officer)

/s/ DOUGLAS C. MILLS	Chairman
Douglas C. Mills

/s/ JOSEPH M. AMBROSE	Director
Joseph M. Ambrose

/s/ DAVID J. DOWNEY	Director
David J. Downey

/s/ DAVID L. IKENBERRY	Director
David L. Ikenberry

/s/ E. PHILLIPS KNOX	Director
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director
V. B. Leister, Jr.

/s/ GREGORY B. LYKINS	Director
Gregory B. Lykins

/s/ AUGUST C. MEYER, JR.	Director
August C. Meyer, Jr.

/s/ GEORGE T. SHAPLAND	Director
George T. Shapland

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors

First Busey Corporation

We have audited the consolidated balance sheets of First Busey Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Busey Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of First Busey Corporation’s internal control over financial reporting.

Champaign, Illinois

March 14, 2008

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(dollars in thousands)
ASSETS
Cash and due from banks	$125,228	$63,316
Federal funds sold	459	—
Securities available-for-sale	610,422	365,608
Loans held for sale (fair value 2007 $22,760; 2006 $16,446)	22,423	16,256
Loans (net of allowance for loan losses 2007 $42,560; 2006 $23,588)	2,988,242	1,917,083
Premises and equipment	80,400	41,001
Goodwill	247,964	54,386
Other intangible assets	32,523	3,746
Cash surrender value of bank owned life insurance	32,721	19,777
Other assets	52,543	28,341
Total assets	$4,192,925	$2,509,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$389,672	$246,440
Interest bearing	2,817,526	1,768,399
Total deposits	3,207,198	2,014,839
Federal funds purchased and securities sold under agreements to repurchase	203,119	54,770
Short-term borrowings	10,523	25,000
Long-term debt	150,910	156,650
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	36,478	17,981
Total liabilities	3,663,228	2,324,240

Commitments and contingencies (Note 19)

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, authorized 60,000,000 shares; shares issued - 2007 37,562,497; 2006 22,082,383	38	22
Surplus	392,726	46,632
Retained earnings	157,185	144,956
Accumulated other comprehensive income	4,132	5,494
Total stockholders’ equity before treasury stock and unearned ESOP shares	554,081	197,104

Common stock shares in treasury, at cost – 2007 1,130,708; 2006 626,467	(22,299)	(11,830)
Unearned ESOP shares – 2007 100,000	(2,085)	—
Total stockholders’ equity	529,697	185,274
Total liabilities and stockholders’ equity	$4,192,925	$2,509,514

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$178,700	$132,861	$104,971
Interest and dividends on investment securities:
Taxable interest income	18,670	9,856	8,337
Non-taxable interest income	3,195	3,300	2,432
Federal funds sold	1,338	349	564
Total interest income	201,903	146,366	116,304

Interest expense:
Deposits	84,197	55,046	33,938
Federal funds purchased and securities sold under agreements to repurchase	4,485	2,833	1,179
Short-term borrowings	278	178	100
Long-term debt	7,407	7,734	6,670
Junior subordinated debt owed to unconsolidated trusts	4,038	4,060	3,455
Total interest expense	100,405	69,851	45,342
Net interest income	101,498	76,515	70,962
Provision for loan losses	14,475	1,300	3,490
Net interest income after provision for loan losses	87,023	75,215	67,472

Other income:
Trust fees	10,041	6,020	5,752
Service charges on deposit accounts	9,033	8,130	7,895
Commissions and brokers’ fees, net	2,553	2,653	2,327
Other service charges and fees	3,912	2,958	2,318
Security gains (losses), net	3,718	3,547	(54)
Gain on sales of loans	3,232	2,443	2,571
Remittance processing	4,466	—	—
Other	4,737	2,710	2,728
Total other income	41,692	28,461	23,537

Other expenses:
Salaries and wages	37,311	26,431	23,217
Employee benefits	8,357	8,180	5,271
Net occupancy expense of premises	7,449	5,121	4,576
Furniture and equipment expenses	4,834	3,438	3,099
Data processing	5,299	1,753	1,962
Amortization of intangible assets	2,503	1,376	1,101
Other	18,552	13,788	11,889
Total other expenses	84,305	60,087	51,115
Income before income taxes	44,410	43,589	39,894
Income taxes	12,933	14,701	12,960
Net income	$31,477	$28,888	$26,934

Basic earnings per share	$1.13	$1.35	$1.29
Diluted earnings per share	$1.13	$1.35	$1.29

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006, and 2005

	(dollars in thousands, except per share data)
							Deferred
				Accumulated			Compensation
				Other		Unearned	for Restricted
	Common		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total
Balance, January 1, 2005	$6,291	$21,696	$114,359	$9,170	$(10,173)	$(2,456)	$(15)	$138,872

Comprehensive Income:
Net Income	—	—	26,934	—	—	—	—	26,934
Other comprehensive income, net of tax:
Unrealized losses on securities available for sale arising during the period, net of tax benefit of $1,265	—		—	—	—	—	—	(1,921)
Reclassification adjustment, net of tax of $21	—	—	—	—	—	—	—	33
Other comprehensive loss, net of tax benefit of $1,244	—	—	—	(1,888)	—	—	—	(1,888)
Comprehensive Income	—	—	—	—	—	—	—	25,046

Reclassification of common stock from no par value to $.001 par value	(6,270)	6,270	—	—	—	—	—	—

Issuance of 849,965 shares of common stock for purchase of Tarpon Coast Bancorp, Inc.	1	16,777	—	—	—	—	—	16,778

Purchase of 156,934 shares for the treasury stock	—	—	—	—	(3,235)	—	—	(3,235)
Issuance of 192,900 shares of treasury stock for option exercise and related tax benefit	—	285	—	—	2,791	—	—	3,076
Issuance of 10,000 shares of treasury stock to benefit plans	—	67	—	—	140	—	—	207

Cash dividends:
Common stock at $.56 per share	—	—	(11,564)	—	—	—	—	(11,564)
Employee stock ownership plan shares allocated	—	125	—	—	—	398	—	523
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	11	11

Balance, December 31, 2005	$22	$45,220	$129,729	$7,282	$(10,477)	$(2,058)	$(4)	$169,714

	(dollars in thousands, except per share data)
							Deferred
				Accumulated			Compensation
				Other		Unearned	for Restricted
	Common		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total
Balance, December 31, 2005	$22	$45,220	$129,729	$7,282	$(10,477)	$(2,058)	$(4)	$169,714

Comprehensive Income:
Net Income	—	—	28,888	—	—	—	—	28,888
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $231	—	—	—	—	—	—	—	349
Reclassification adjustment, net of tax benefit of $1,410	—	—	—	—	—	—	—	(2,137)
Other comprehensive loss, net of tax benefit of $1,179	—	—	—	(1,788)	—	—	—	(1,788)
Comprehensive Income	—	—	—	—	—	—	—	27,100

Issuance of 20,271 shares of common stock for purchase of Tarpon Coast Bancorp, Inc.	—	7	—	—	—	—	—	7

Purchase of 96,000 shares of treasury stock	—	—	—	—	(2,040)	—	—	(2,040)
Issuance of 47,475 shares of treasury stock for option exercise and related tax benefit	—	185	—	—	687	—	—	872

Cash dividends:
Common stock at $.64 per share	—	—	(13,661)	—	—	—	—	(13,661)
Employee stock ownership plan shares allocated	—	799	—	—	—	2,058	—	2,857
Stock based employee compensation	—	421	—	—	—	—	—	421
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	4	4
Balance, December 31, 2006	$22	$46,632	$144,956	$5,494	$(11,830)	$—	$—	$185,274

See accompanying notes to consolidated financial statements

	(dollars in thousands, except per share data)
							Deferred
				Accumulated			Compensation
				Other		Unearned	for Restricted
	Common		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total
Balance, December 31, 2006	$22	$46,632	$144,956	$5,494	$(11,830)	$—	$—	$185,274

Comprehensive Income:
Net Income	—	—	31,477	—	—	—	—	31,477
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $577	—	—	—	—	—	—	—	878
Reclassification adjustment, net of tax benefit of $1,478	—	—	—	—	—	—	—	(2,240)
Other comprehensive loss, net of tax benefit of $901	—	—	—	(1,362)	—	—	—	(1,362)
Comprehensive Income	—	—	—	—	—	—	—	30,115

Issuance of 15,461,076 shares of common stock for merger of Main Street Trust, Inc.	16	345,827	—	—	—	—	—	345,843
Purchase of 549,800 shares of treasury stock	—		—		(11,218)	—	—	(11,218)
Issuance of 45,559 shares of treasury stock for option exercise and related tax benefit	—	(349)	—	—	749	—	—	400

Cash dividends:
Common stock at $0.77 per share	—	—	(19,248)	—	—	—	—	(19,248)
Employee stock ownership plan shares acquired	—		—	—	—	(2,085)	—	(2,085)
Stock based employee compensation	—	616	—	—	—	—	—	616
Balance, December 31, 2007	$38	$392,726	$157,185	$4,132	$(22,299)	$(2,085)	$—	$529,697

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$31,477	$28,888	$26,934
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	616	425	11
Depreciation and amortization	8,048	5,459	4,720
Provision for loan losses	14,475	1,300	3,490
Fair value adjustment on employee stock ownership plan shares allocated	—	799	125
Provision for deferred income taxes	(2,171)	(2,049)	(698)
Stock dividends received	—	—	(286)
Accretion of security discounts, net	(2,483)	(1,178)	(1,027)
Security (gains) losses, net	(3,718)	(3,547)	54
Gain on sales of loans, net	(3,232)	(2,443)	(2,571)
Increase in cash surrender value of bank owned life insurance	(1,482)	(883)	(796)
Net gains on sale of OREO properties	(28)	(9)	(179)
(Decrease) increase in deferred compensation	(2,544)	122	142
Change in assets and liabilities:
(Increase) decrease in other assets	2,387	570	(4,460)
Decrease in other liabilities	(2,844)	3,940	4,438
Net cash provided by operating activities before loan originations and sales	38,501	31,394	29,897

Loans originated for sale	(238,410)	(181,658)	(178,404)
Proceeds from sales of loans	235,475	179,582	178,812

Net cash provided by operating activities	35,566	29,318	30,305
Cash Flows from Investing Activities
Securities available for sale:
Purchases	(466,461)	(166,606)	(178,151)
Proceeds from sales	68,433	15,020	69,695
Proceeds from maturities	499,436	120,127	148,609
Decrease in Federal funds sold	39,041	2,300	4,546
Increase in loans	(100,936)	(205,276)	(156,573)
Purchases of premises and equipment	(14,698)	(7,301)	(6,293)
Proceeds from sales of premises and equipment	248	32	74
Proceeds from sale of OREO properties	1,507	652	4,732
Increase in investment in life insurance	—	—	(465)
Net payments for divestiture of branches	(80,751)	—	—
Purchase of subsidiary, net of cash and due from banks acquired	53,461	—	(12,392)

Net cash used in investing activities	(720)	(241,052)	(126,218)

	2007	2006	2005
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in certificates of deposit	$12,790	$148,854	$47,257
Net increase in demand deposits, money market and savings accounts	27,833	56,586	63,890
Net increase in Federal funds purchased and securities sold under agreements to repurchase	51,582	4,657	5,591
Net (payments on) proceeds from short-term borrowings	(14,500)	25,000	(11,250)
Proceeds from long-term debt	—	50,325	52,500
Principal payments on long-term debt	(20,825)	(61,500)	(47,593)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	—	30,000	10,000
Redemption of junior subordinated debt owed to unconsolidated trusts	—	(25,000)	—
Cash dividends paid	(19,248)	(13,661)	(11,564)
Purchase of treasury stock	(11,218)	(2,040)	(3,235)
Proceeds from sales of treasury stock	652	872	3,283

Net cash provided by financing activities	27,066	214,093	108,879

Net increase in cash and due from banks	61,912	2,359	12,966
Cash and due from banks, beginning	63,316	60,957	47,991

Cash and due from banks, ending	$125,228	$63,316	$60,957

FIRST BUSEY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(dollars in thousands)
Purchase of Subsidiaries:
Common stock issued, including fair value of stock options assumed	$347,805	$—	$16,778
Cash payment	2,418	—	19,131
Total purchase price	$350,223	$—	$35,909

Assets acquired:
Cash and due from other banks	$55,879	$—	$6,739
Federal funds sold	39,500	—	3,746
Securities available for sale	344,245	—	21,007
Loans (net of allowance for loan losses of $12,847 - 2007 and $1,208 - 2005)	1,002,114	—	114,744
Premises and equipment	30,679	—	8,787
Cash surrender value of bank owned life insurance	11,462	—	—
Goodwill	193,845	—	22,317
Other intangible assets	31,280	—	2,371
Other assets	31,217	—	1,701
Liabilities assumed:
Noninterest bearing deposits	(208,221)	—	(47,185)
Interest bearing deposits	(1,045,461)	—	(92,245)
Securities sold under agreements to repurchase	(96,767)	—	(2,964)
Short-term borrowings	(23)	—	—
Long-term debt	(13,000)	—	—
Deferred tax liability	(5,694)	—	(2,754)
Other liabilities	(20,832)	—	(355)
	$350,223	$—	$35,909

Cash payments for:
Interest	$101,130	$65,493	$43,210
Income taxes	$19,800	$15,671	$13,991

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$3,076	$1,128	$701
Employee stock ownership plan shares allocated	$—	$2,058	$398
Long-term debt proceeds used to purchase ESOP shares	$2,085	$—	$—
Non-cash stock option activity	$252	$—	$—

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Description of business:

First Busey Corporation (the Company) is a Nevada corporation and a financial holding company whose subsidiaries provide retail and commercial banking services, payment processing, and offer a full range of financial products and services including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in Central Illinois, Indianapolis, Indiana and southwest Florida. The Company and subsidiaries are subject to competition from other financial institutions and non–financial institutions providing financial products and services. First Busey Corporation and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation

The consolidated financial statements include the accounts of First Busey Corporation, representing the merger of the former Main Street Trust, Inc. with First Busey Corporation and its subsidiaries: Busey Bank, representing the November 2007 combination of the former Main Street Bank & Trust with Busey Bank and its subsidiary: BAT, Inc. (dissolved November 2005); Busey Bank, N.A., representing the February 2006 combination of the former banks Busey Bank Florida and Tarpon Coast National Bank and its subsidiary Tarpon Coast Financial Services, and its subsidiary FirsTech, Inc.; First Busey Resources, Inc.; Busey Wealth Management, Inc. and its subsidiaries: Busey Trust Company, First Busey Securities, Inc. (dissolved December 2007), Busey Insurance Services, Inc. (dissolved December 2007), and Busey Capital Management, Inc. The financial statements also include the following wholly–owned entities on a deconsolidated basis: First Busey Capital Trust I (dissolved June 2006), First Busey Statutory Trust II, First Busey Statutory Trust, III and First Busey Statutory Trust, IV. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practice within the banking industry.

Use of estimates

In preparing the accompanying consolidated financial statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses, including valuation of real estate and related collateral, and revenue recognition on loans.

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiaries, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash flows

For purposes of the consolidated statement of cash flows, cash and due from banks include cash on hand and amounts due from banks. Cash flows from Federal funds purchased and sold, short–term borrowings, and securities sold under agreements to repurchase are reported net, since their original maturities are less than three months. Cash flows from loans and deposits are also treated as net increases or decreases.

Securities

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in securities available for sale total in the balance sheets.

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

Loans held for sale

Loans held for sale are those loans the Company has the intent to sell in the foreseeable future. They consist of fixed-rate mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market. Loans held for sale are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying amount of the loans after allocating cost to servicing rights retained.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments along with any related fees received from potential borrowers are recorded at fair value, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on the change in estimated fair value of the underlying mortgage loan. The fair value is subject to change primarily due to changes in interest rates and is considered immaterial to the consolidated financial statements.

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

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to amortized cost. Fair values are estimated using discounted cash flows based on current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the origination date, interest rate, and type of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value. If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.

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

Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan’s yield. The Company is generally amortizing these amounts over the contractual life. However, for long–term fixed–rate mortgages the Company has anticipated prepayments and assumes an estimated economic life of 5 years or less. Commitment fees and costs are generally based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit and are recognized over the commitment period when the likelihood of exercise is remote. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

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

In addition, regulatory agencies as an integral part of their examination process, periodically review the allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled payments of principal and interest payments when due according to the terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement.

Premises and equipment

Land is stated at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The estimated useful lives for premises and equipment are:

Asset Description	Estimated Useful Life
Buildings and improvements	3 – 40 years
Furniture and equipment	2 – 10 years

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-lived assets

Management periodically reviews the carrying amount of its long–lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful lives of those assets. In making such determination, management evaluates the future cash flows, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

Other real estate owned

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans. OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost. Any write–down to fair value at the time of transfer to OREO is charged to the allowance for loan losses. Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary. The Company did not recognize a significant loss provision during the years ended December 31, 2007, 2006 and 2005 associated with the carrying amount of properties held in OREO. Revenue and expense from the operations of foreclosed assets and changes in the valuation allowance are included in operations. Other real estate owned included in other assets was approximately $2.0 million and $0.7 million as of December 31, 2007, and 2006, respectively.

Goodwill and other intangible assets

Costs in excess of the fair value of identifiable net tangible assets acquired consist of goodwill, customer list, and core deposit intangible assets. Goodwill is not amortized, but is subject to at least annual impairment assessments. The Company performs assessments by comparing the fair value of each reporting unit with goodwill to the book value of the reporting unit.

Goodwill disclosures by operating segment are as follows:

	Balance at January 1, 2006	Purchase Accounting Adjustments	Balance at December 31, 2006	Acquired during the Year	Tax Benefit Recognition(1)	Balance at December 31, 2007
		(dollars in thousands)
Goodwill:
Busey Bank	$30,237	$—	$30,237	$171,036	$—	$201,273
Busey Bank, N.A.	22,317	284	22,601	—	—	22,601
FirsTech	—	—	—	8,992	—	8,992
Busey Wealth Management	—	—	—	11,694	—	11,694
All Other	1,548	—	1,548	2,123	(267)	3,404
Total Goodwill	$54,102	$284	$54,386	$193,845	$(267)	$247,964

(1) – In accordance with SFAS 123R, a portion of goodwill has been allocated to the anticipated future benefit resulting from exercises of stock options assumed in the merger with Main Street Trust, Inc. As the stock options are exercised, the associated tax benefit is deducted from the allocated goodwill, which was $1.7 million at December 31, 2007.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core deposit and customer relationship intangible assets are amortized on an either an accelerated or straight–line basis over the estimated period benefited up to 10 years. Other intangible asset disclosures are as follows:

	Balance at December 31, 2006	Acquired during year	Amortization	Balance at December 31, 2007
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$3,746	$19,960	$1,935	$21,771
Customer relationship intangibles	—	11,320	568	10,752
	$3,746	$31,280	$2,503	$32,523

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2007:
Gross carrying amount	$32,720	$11,320
Accumulated amortization	10,949	568
	$21,771	$10,752

Estimated amortization expense:
2008	$3,165	$1,341
2009	3,071	1,298
2010	2,824	1,256
2011	2,321	1,212
2012	2,194	1,141
Thereafter	8,196	4,504
	$21,771	$10,752

Intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the net assets. Such reviews include an analysis of current results and any impairment loss recognized takes into consideration the discounted value of projected operating cash flows.

Cash surrender value of bank-owned life insurance

The Company has purchased life insurance policies on certain executives and senior officers. Life insurance is recorded at its cash surrender value.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. There were no unrecognized tax benefits as of January 1, 2007. There have been no adjustments to unrecognized tax benefits since January 1, 2007. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to December 31, 2007.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. The Company has no accruals for payments of interest and penalties at December 31, 2007.

At December 31, 2007, the Company was not currently under examination by any tax authorities.  However, the Company has received notice from the Illinois Department of Revenue that an examination of tax years 2005-2006 will be performed beginning in the second quarter of 2008.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2007.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation

The Company has two stock–based employee compensation plans, which have been in existence for all periods presented, and which are more fully described in Note 16.  A third plan was assumed in the merger with Main Street Trust, Inc. Prior to January 1, 2006, the Company accounted for its existing plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation.  No stock-based employee compensation cost was recognized under the Company’s stock option plans in the Company’s Consolidated Statements of Income prior to January 1, 2006, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provision of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under that transition method, compensation cost recognized in the year ended December 31, 2006 includes:  (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions  of Statement 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Results for prior periods have not been restated.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  Statement 123(R) requires cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be presented as financing cash flows.  The Company had no excess cash inflows during the years ended December 31, 2007 and 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans for the year ended December 31, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the shorter of the optionees’ service period or the options’ vesting periods.

2005
(dollars in thousands, except per share data)
Net income:
As reported	$26,934
Deduct total stock option based compensation expense determined under the fair value method for all awards, net of related tax effects not included in reported net income	289
Pro forma	$26,645

Basic earnings per share:
As reported	$1.29
Pro forma	$1.28

Diluted earnings per share:
As reported	$1.29
Pro forma	$1.27

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

The following reflects net income per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share data)
Net income available to common shareholders	$31,477	$28,888	$26,934

Basic average common shares outstanding	27,779	21,349	20,805
Dilutive potential due to stock options	145	57	114

Average number of common shares and dilutive potential common shares outstanding	27,924	21,406	20,919

Basic net income per share	$1.13	$1.35	$1.29

Diluted net income per share	$1.13	$1.35	$1.29

Impact of new financial accounting standards

In December 2007, Financial Accounting Standards Board (FASB) issued SFAS No. 141(revised), “Business Combinations”.  The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations.  Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions.  Acquisition costs and restructuring costs will generally be expensed as incurred.  This Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  The Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This Statement is effective for the Company beginning on January 1, 2009.  The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.  This interpretation is effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact of the statement on its financial position and results of operations.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the Company transacts.    SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, to partially defer SFAS No. 157.   The FSP defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  All other provisions of SFAS No. 157 not within the scope of the FSP are effective for the Company’s fiscal year beginning January 1, 2008. The Company is evaluating the impact of the statement on its financial position and results of operations.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) released EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, (“EITF 06-4”) which required that an employer recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agreed to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agreed to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. EITF 06-4 is effective for the Company’s fiscal year beginning January 1, 2008. In January 2008, the Company recorded a $4.7 million cumulative effect adjustment to retained earnings along with an associated liability for post-employment benefits in accordance with EITF 06-4.

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Business Combinations

Main Street Trust, Inc.

Following the close of business on July 31, 2007, the Company completed its merger of equals (the merger) transaction with Main Street Trust, Inc. (Main Street), a $1.5 billion financial holding company serving downstate Illinois.  As a result of the merger, all Main Street shareholders received shares of the Company’s common stock in a fixed exchange ratio of 1.55 shares of the Company for each share of Main Street, totaling 15.5 million shares valued at $22.17 per share.  The value of the shares was calculated based upon the average closing price of First Busey Corporation stock for the two trading days surrounding the announcement date.  The total purchase price, including acquisition expenses and the fair value of assumed stock options, was $350.2 million.

The merger was accounted for under the purchase method of accounting, which resulted in goodwill of $193.8 million equaling the excess of the purchase price over the fair value of identifiable assets.  Goodwill is not amortized, but is subject to at least annual impairment testing.  Identifiable intangible assets of $31.3 million were recorded related to core deposit and customer relationship intangibles.  The identifiable intangible assets are being amortized using accelerated methods over a period of 10 years.

Five months of earnings of Main Street Bank & Trust and FirsTech, a payment processing subsidiary, are included in the financial statements of the Company for the year ended December 31, 2007.

The combined company maintained the “First Busey Corporation” name and NASDAQ Global Select market symbol of “BUSE”.  Main Street Bank & Trust, Main Street’s banking subsidiary, was combined with Busey Bank in November 2007.

Unaudited pro forma operating results for the twelve months ended December 31, 2007 and 2006, giving effect to the Main Street merger as if it had occurred as of January 1, 2006, are as follows:

	2007	2006
	(dollars in thousands, except per share data)
Interest income	$256,187	$237,125
Interest expense	125,947	111,063
Provision for loan losses	15,678	3,100
Noninterest income	55,808	51,044
Noninterest expense	111,388	104,088
Income before income taxes	$58,982	$69,918
Income taxes	17,580	23,633
Net income	$41,402	$46,285

Earnings per share – basic	$1.13	$1.26
Earnings per share – diluted	$1.13	$1.25

The pro forma results do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2006 or of future results of operations of the consolidated entities.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the merger, the Company reached an agreement with the U.S. Department of Justice (USDOJ) to divest five Main Street Bank & Trust banking centers located in Champaign County, Illinois to address USDOJ competitive concerns.  The transaction closed on November 2, 2007. The Company transferred loans and deposits of $14.3 million and $101.9 million, respectively. The Company received a premium on deposits of $7.0 million and transferred an additional $0.2 million in net liabilities.  Total cash payments associated with the divestiture were $80.8 million.  The affects of divestiture were accounted for as part of purchase accounting for the Main Street merger.  The premium on deposits received in the divestiture served to reduce the fair value of the deposits assumed in the Main Street merger.  No gain or loss was recorded related to the divestiture.

Note 3.  Cash and Due from Banks

The Company’s banking subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Banks of Chicago and Atlanta, which may be offset by cash on hand.  The required reserve balances as of December 31, 2007 and 2006 were approximately $42.9 million and $21.5 million, respectively.

Busey Bank has established a clearing balance requirement with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services.  As of December 31, 2007 and 2006, the clearing balance requirements totaled $2.8 million.

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

The Company maintains its cash in deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Securities

The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2007:
U.S. Treasury securities	$15,003	$168	$1	$15,170
Obligations of U.S. government corporations and agencies	436,737	3,489	5	440,221
Obligations of states and political subdivisions	88,635	898	132	89,401
Mortgage-backed securities	36,723	344	325	36,742
Corporate debt securities	3,664	14	17	3,661
	580,762	4,913	480	585,195
Mutual funds and other equity securities	1,923	2,450	26	4,347
Federal Home Loan Bank and Federal Reserve Bank stock	20,880	—	—	20,880

	$603,565	$7,363	$506	$610,422

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2006:
U.S. Treasury securities	$17,630	$27	$38	$17,619
Obligations of U.S. government corporations and agencies	211,037	238	282	210,993
Obligations of states and political subdivisions	85,365	541	453	85,453
Mortgage-backed securities	25,332	29	131	25,230
Corporate debt securities	3,330	4	40	3,294
	342,694	839	944	342,589
Mutual funds and other equity securities	3,571	9,242	18	12,795
Federal Home Loan Bank and Federal Reserve Bank stock	10,224	—	—	10,224

	$356,489	$10,081	$962	$365,608

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of debt securities available for sale as of December 31, 2007, by contractual maturity, are shown below.  Mutual funds and other equity securities, and Federal Home Loan Bank and Federal Reserve Bank stock do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$233,908	$234,583
Due after one year through five years	269,728	273,097
Due after five years through ten years	50,556	51,112
Due after ten years	26,570	26,403
	$580,762	$585,195

Gains and losses related to sales of securities are summarized as follows:

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Gross security gains	$3,918	$3,563	$584
Gross security losses	(200)	(16)	(638)

Net security gains (losses)	$3,718	$3,547	$(54)

The tax provision (benefit) for these net realized gains and losses amounted to $1.5 million, $1.4 million, and $(0.02) million for the years ended December 31, 2007, 2006 and 2005, respectively.

Investment securities with carrying amounts of $492.3 million and $252.9 million on December 31, 2007 and 2006, respectively, were pledged as collateral on public deposits, to secure securities sold under agreements to repurchase and for other purposes as required or permitted by law.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006 aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2007:
U.S. Treasury securities	$308	$1	$—	$—	$308	$1
Obligations of U.S. government corporations and agencies	11,052	4	100	1	11,152	5
Obligations of states and political subdivisions	22,890	132	—	—	22,890	132
Mortgage-backed securities	2,821	325	—	—	2,821	325
Corporate debt securities	396	5	1,441	12	1,837	17
Subtotal, debt securities	$37,467	$467	$1,541	$13	$39,008	$480

Mutual funds and other equity securities	19	3	17	23	36	26

Total temporarily impaired securities	$37,486	$470	$1,558	$36	$39,044	$506

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2006:
U.S. Treasury securities	$—	$—	$9,958	$38	$9,958	$38
Obligations of U.S. government corporations and agencies	57,947	51	77,033	231	134,980	282
Obligations of states and political subdivisions	23,631	143	21,502	310	45,133	453
Mortgage-backed securities	16,548	4	5,749	127	22,297	131
Corporate debt securities	1,043	4	1,562	36	2,605	40
Subtotal, debt securities	$99,169	$202	$115,804	$742	$214,973	$944

Mutual funds and other equity securities	34	6	52	12	86	18

Total temporarily impaired securities	$99,203	$208	$115,856	$754	$215,059	$962

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total number of securities in the investments portfolio in an unrealized loss position as of December 31, 2007, and December 31, 2006, were 119 and 236, respectively.  All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary.  Unrealized losses in the portfolio at December 31, 2007, and December 31, 2006, primarily resulted from increased market interest rates.  However, the market value of mortgage-backed securities has been in decline due to liquidity issues in the marketplace for mortgage-backed securities that are driven by questions surrounding the creditworthiness of the issuers.  The Company has evaluated its mortgage backed securities and does not believe creditworthiness to be an issue.  Because the Company has the ability and intent to hold these securities until market price recovery or maturity, these investments are not considered by management to be other-than-temporarily impaired.

Note 5.  Loans

The composition of loans is as follows:

	December 31,
	2007	2006
	(dollars in thousands)

Commercial	$442,994	$224,264
Real estate construction	731,150	467,477
Real estate - farmland	49,665	16,237
Real estate - 1 to 4 family residential mortgage	724,598	531,462
Real estate - multifamily mortgage	187,796	125,544
Real estate - non-farm nonresidential mortgage	797,474	512,339
Installment	54,849	39,477
Agricultural	40,469	22,691
	3,028,995	1,939,491
Plus net deferred loan origination costs	1,807	1,180
	3,030,802	1,940,671
Less allowance for loan losses	42,560	23,588

Net loans	$2,988,242	$1,917,083

The loan portfolio includes a concentration of loans for commercial real estate amounting to approximately $985.3 million and $637.9 million as of December 31, 2007 and 2006, respectively.  The loan portfolio also includes a concentration of loans for real estate construction amounting to approximately $731.2 million and $467.5 million as of December 31, 2007 and 2006.  Generally these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.  Credit losses arising from lending transactions for commercial real estate entities are comparable with the Company’s credit loss experience on its loan portfolio as a whole.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic distribution of the commercial real estate loans is as follows:

	December 31,
	2007	2006
	(dollars in thousands)

Illinois	$762,077	$375,209
Florida	181,401	209,530
Indiana	41,792	53,144
	$985,270	$637,883

Management’s opinion as to the ultimate collectibility of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

	December 31,
	2007	2006
	(dollars in thousands)

Loans 90 days past due and still accruing	$4,710	$2,002
Non-accrual loans	15,370	5,763
	20,080	7,765

Impaired loan totals in the categories below are net of charge–offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Impaired loans for which a specific allowance has been provided	$3,252	$3,918	$2,361
Impaired loans for which no specific allowance has been provided	$12,118	$1,647	$682

Total loans determined to be impaired	$15,370	$5,565	$3,043

Allowance for loan loss for impaired loans included in the allowance for loan losses	$650	$801	$800
Average recorded investment in impaired loans	$10,732	$4,410	$881
Interest income recognized from impaired loans	$720	$151	$250

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Balance, beginning of year	$23,588	$23,190	$19,217
Addition due to acquisition	12,847	—	1,208
Provision for loan losses	14,475	1,300	3,490
Recoveries applicable to loan balances previously charged off	994	234	215
Loan balances charged off	(9,344)	(1,136)	(940)

Balance, end of year	$42,560	$23,588	$23,190

Note 7.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying consolidated balance sheets.  These unpaid principal balances were $685.6 million and $521.9 million as of December 31, 2007 and 2006, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.   Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2007 and 2006, was $2.4 million and $0.8 million, respectively.  The fair values of these servicing rights were $3.3 million and $0.9 million, respectively, at December 31, 2007 and 2006.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Mortgage servicing rights capitalized	$651	$312	$450
Mortgage servicing rights acquired	$1,871	$—	$—
Mortgage servicing rights amortized	$923	$889	$1,074

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2007	2006
	(dollars in thousands)

Land	$22,559	$11,446
Buildings and improvements	61,119	36,464
Furniture and equipment	33,557	24,909
	117,235	72,819
Less accumulated depreciation	36,835	31,818
Total premises and equipment	$80,400	$41,001

Depreciation expense was $5.5 million, $4.1 million, and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 9.  Deposits

The composition of deposits is as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Demand deposits, noninterest-bearing	$389,672	$246,440
Interest-bearing transaction deposits	158,215	89,467
Savings deposits	148,205	100,789
Money market deposits	1,140,668	695,539
Time deposits	1,370,438	882,604
Total	$3,207,198	$2,014,839

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $477.4 million and $298.4 million at December 31, 2007 and 2006, respectively.  Brokered deposits of $27.3 million and $28.5 million are included in the balance of time deposits as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2008	$988,990
2009	231,300
2010	72,961
2011	26,905
2012	49,933
Thereafter	349
$1,370,438

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased are short-term borrowings that generally mature between one and ninety days.  Federal funds purchased totaled $36.5 million and $6.3 million at December 31, 2007 and 2006, respectively.  Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature either daily or within one year from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The underlying securities are held by the Company’s safekeeping agent.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Balances of securities sold under agreements to repurchase were $166.6 million and $48.5 million as of December 31, 2007 and 2006, respectively.

Note 11.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.  The advances are borrowed from either the Company’s $25 million line of credit or the Federal Home Loan Bank (FHLB) of Chicago.  FHLB advances are collateralized by all unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank of Chicago stock.

The interest rate on advances from the line of credit is at LIBOR + 1.15%.  The interest rate on the short-term FHLB of Chicago borrowings adjusts daily based upon the effective rate of the respective FHLB bank.  The Company had $10.5 million and $25.0 million in short-term borrowings outstanding as of December 31, 2007 and 2006, respectively.  The rate was 6.07875 % and 5.3112% on December 31, 2007 and 2006, respectively.

At December 31, 2007, First Busey Corporation had an operating line in the amount of $25.0 million from its primary correspondent bank.  $14.5 million was available as of December 31, 2007.  The line, which is collateralized by the outstanding shares of Busey Bank, matures on May 31, 2008.

Note 12.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Notes payable, JPMorgan Chase N.A., interest payable quarterly

$2,085,000 term loan, ESOP related, at LIBOR + 1.15% (effective rate of 5.66875% at December 31, 2007), annual payments of $417,000 commencing December 2008, loan matures December 15, 2012	$2,085	$—

$30,000,000 term loan at six-month LIBOR plus 1.15% (effective rate of 6.49% at December 31, 2007), amount due on June 1, 2011	$30,000	$30,000

Notes payable, Federal Home Loan Banks of Chicago and Atlanta, collateralized by all otherwise unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank stock.	$118,825	$126,650

	$150,910	$156,650

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the $30.0 million term loan, the Company has agreed, among other things, not to incur at the holding company level additional debt, pledge as collateral any personal or real property, dispose of assets exceeding ten percent of the consolidated assets of the Company, become a guarantor of otherwise liable for debts of any other person, purchase the assets of or merge with another institution without prior consent of the lender.  Additionally, First Busey has agreed to maintain an annual return on average total assets of 0.70%, a consolidated non-performing asset ratio of not greater than 2.75% and to maintain sufficient capital to be classified as “well capitalized” on both a consolidated basis and at the individual bank level.

As of December 31, 2007, funds borrowed from the Federal Home Loan Banks of Chicago and Atlanta, listed above, consisted of fixed-rate advances maturing through May, 2013, with interest rates ranging from 3.08% to 5.54%.  The weighted average rate on these long-term advances was 4.68% and 4.50% as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, the scheduled maturities of long-term debt, in thousands, are as follows:

2008	$41,417
2009	10,417
2010	25,917
2011	53,742
2012	12,417
Thereafter	7,000
$150,910

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

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2007:

	First Busey Statutory Trust II	First Busey Statutory Trust III	First Busey Statutory Trust IV

Junior Subordinated Notes:
Principal balance	$15,000,000	$10,000,000	$30,000,000
Annual interest rate(1)	3-mo LIBOR+ 2.65%	3-mo LIBOR+ 1.75%	6.94%
Stated maturity date	June 17, 2034	June 15, 2035	June 15, 2036
Call date	June 17, 2009	June 15, 2010	June 15, 2011

Trust Preferred Securities:
Face value	$15,000,000	$10,000,000	$30,000,000
Annual distribution rate(1)	3-mo LIBOR+ 2.65%	3-mo LIBOR+ 1.75%	6.94%
Issuance date	April 30, 2004	June 15, 2005	June 15, 2006
Distribution dates(2)	Quarterly	Quarterly	Quarterly

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

On April 25, 2006, the Company’s board of directors approved redemption of the trust preferred securities issued by First Busey Capital Trust I.  These securities were redeemed at par value on June 19, 2006, plus accrued but unpaid distributions.  The Company received regulatory approval and established a new series of preferred securities in an aggregate principal amount of $30,000,000 as part of a pooled trust preferred program, First Busey Statutory Trust IV.  The proceeds of the new issue were used to redeem the securities of First Busey Capital Trust I and to repay certain outstanding indebtedness of the Company.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation.  As of December 31, 2007 and 2006, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Income Taxes

The components of income taxes consist of:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Current	$15,104	$16,750	$13,658
Deferred	(2,171)	(2,049)	(698)

Total income tax expense	$12,933	$14,701	$12,960

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2007	2006	2005
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Income

Income tax at statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax-exempt interest, net	(2.6)%	(2.7)%	(2.4)%
State Income Taxes, net	1.3%	2.2%	1.8%
Income on bank owned life insurance	(0.9)%	(0.7)%	(0.7)%
ESOP dividends	(0.7)%	(0.7)%	(0.6)%
Other, net	(3.0)%	0.6%	(0.6)%

	29.1%	33.7%	32.5%

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net deferred taxes, included in other liabilities at December 31, 2007 and other assets at December 31, 2006 in the accompanying balance sheets, include the following amounts of deferred tax assets and liabilities:

	2007	2006
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$16,808	$9,236
Stock-based compensation	412	167
Loan adjustments	1,315	75
Deferred compensation	1,951	1,011
Accrued vacation	391	255
Employee costs	1,129	—
Other	208	206
	22,214	10,950

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available-for-sale	(2,725)	(3,626)
Other	(1,090)	(792)
Basis in premises and equipment	(4,795)	(1,989)
Mortgage servicing assets	(939)	(303)
Basis in core deposit and customer intangibles	(12,536)	(943)
Deferred loan origination costs	(713)	(463)
	(22,798)	(8,116)

Net deferred tax (liability) asset	$(584)	$2,834

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Employee Benefit Plans

Employees’ Stock Ownership Plan

The First Busey Corporation Employees’ Stock Ownership Plan (ESOP) is available to all full-time employees who meet certain age and length of service requirements.  The ESOP trust fund is able to purchase common shares of the Company using the proceeds of bank borrowings which are generally secured by the common shares.  The borrowings are to be repaid using fully deductible contributions to the trust fund.  As the ESOP makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employees’ accounts in accordance with applicable regulations under the Internal Revenue Code.  Allocations of common stock released and forfeitures are based on the eligible compensation of each participant.  Dividends on allocated shares of common stock are distributed directly to the participants, and dividends on unallocated shares are used to service the bank borrowings.  All shares held by the ESOP, which were acquired prior to the issuance of AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans” (SOP 93-6), are included in the computation of average common shares and common share equivalents.  This accounting treatment is grandfathered under SOP 93-6 for shares purchased prior to December 31, 1992.

In December 2007, the ESOP trust fund borrowed $2.1 million and purchased 100,000 shares of the Company stock.

In December 2006, the Company contributed approximately $2.1 million to the ESOP to retire all outstanding borrowings and accrued interest.

As permitted by SOP 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. Compensation expense for shares released is equal to the fair market value of the shares when released if they were acquired on or after January 1, 1993.  All shares released in 2006 and 2005 were acquired after January 1, 1993.  During 2006, $2,904,000 of compensation expense was recognized for the ESOP, releasing 123,000 shares to participant accounts.  During 2005, $574,000 of compensation expense was recognized for the ESOP, releasing 25,500 shares to participant accounts.  Compensation expense related to the ESOP is included in the chart below under “Employee Benefits”.  Compensation expense related to the ESOP, including related interest expense was $3.0 million, and $0.7 million, in the years ended December 31, 2006 and 2005.  There was no ESOP related expense recorded in 2007.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 969,843 worth $19.3 million and 1,008,705 worth $23.3 million at December 31, 2007 and 2006, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2007		2006
		Fair		Fair
	Shares	Value	Shares	Value
	(dollars in thousands)
Allocated shares	226,998	$4,508	240,659	$5,547
Unallocated shares	100,000	1,986	—	—

Total	326,998	$6,494	240,659	$5,547

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Profit Sharing Plan

All full-time employees who meet certain age and length of service requirements are eligible to participate in the Company’s profit-sharing plan.  The contributions, if any, are determined solely by the Boards of Directors of the Company and its subsidiaries and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year.

The rights of the participants vest ratably over a seven-year period.  Contributions to the plan were $2.4 million, $1.1 million, and $1.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Employee benefits	$2,427	$3,983	$1,703
Interest on employee stock ownership plan debt	—	115	109

Total employer contributions	$2,427	$4,098	$1,812

First Busey Corporation sponsors deferred compensation plans for executive officers for deferral of performance bonuses.  The deferred compensation expense reported for the years ended December 31, 2007, 2006, and 2005 was $0.2 million, $0.1 million, and $0.7 million, respectively.  The deferred compensation liability was $4.2 million at December 31, 2007, and $2.5 million at December 31, 2006.

Note 16.  Stock Incentive Plans

Stock Option Plans:

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

In August 2007, the Company assumed the outstanding stock options under the former Main Street Trust, Inc.’s 2000 stock incentive plan.  The Company does not plan to issue additional share-based compensation from the Main Street 2000 stock incentive plan.

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented.  Under the Company’s 2004 stock repurchase plan, 458,155 additional shares are authorized for repurchase.  The repurchase plan has no expiration date.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

	2007		2006		2005
	Director	Employee	Director	Employee	Director

Number of options granted	27,000	20,000	62,000	188,000	54,000
Risk-free interest rate	5.05%	4.20%	4.98%	4.99%	3.28%
Expected life, in years	4.8	4.7	4.20	4.20	4.64
Estimated Forfeiture Rate	—	—	—	8.00%	—
Expected volatility	13.10%	11.16%	11.30%	11.30%	18.02%
Expected dividend yield	3.65%	3.29%	3.09%	3.17%	2.82%
Estimated fair value per option	$2.40	$2.18	$2.37	$2.27	$2.82

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

A summary of the status of the Company’s stock option plans for the years ended December 31, 2007, 2006, and 2005, and the changes during the years ending on those dates is as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(dollars in thousands, except per share data)
Outstanding at beginning of year	780,100	$18.50	625,925	$17.67	770,025	$16.47
Granted	47,000	20.55	250,000	20.30	54,000	19.83
Assumed through merger	1,310,198	16.08
Exercised	(94,809)	16.46	(47,475)	15.50	(192,900)	13.45
Forfeited	(8,500)	20.03	(48,350)	19.88	(5,200)	19.59
Outstanding at end of year	2,033,989	$17.08	780,100	$18.50	625,925	$17.67

Exercisable at end of year	2,013,989	$17.03	289,050	$16.11	279,525	$15.24

Intrinsic value of options exercised during the year		$451		$339		$1,157
Weighted-average fair value per option for options granted during the year		$2.31		$2.29		$2.82

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2007:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
(Intrinsic value in thousands)

$11.29-12.00	471,181	$11.71	3.24		471,181
14.56-16.03	332,415	15.29	4.49		332,415
18.07-19.83	357,950	19.43	1.54		357,950
18.58-21.90	656,443	19.49	7.77		636,443
20.16-20.71	216,000	20.31	3.96		216,000

	2,033,989	$17.08	4.53	$5,924	2,013,989	$5,962

The Company recorded stock option based compensation expense of $0.4 million, net of $0.2 million tax benefit, and $0.3 million, net of $0.2 million tax benefit for the years ended December 31, 2007 and 2006.   As of December 31, 2007, the Company has an insignificant amount of unrecognized stock option expense.

Restricted Stock Award Plan:

The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 675,000 shares of common stock which may be granted by the Executive Compensation and Succession Committee of the Board of Directors of the Company to certain executive officers and key personnel of First Busey Corporation and its subsidiaries.  Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth.  As of December 31, 2007 and 2006, all shares under restriction have been released.  There were 3,225 shares under restriction at January 1, 2005, with 1,725 shares released from restriction during 2005, leaving 1,500 shares under restriction as of December 31, 2005.

Compensation expense is recognized for financial statement purposes over the period of performance.  An insignificant amount of compensation expense was recognized under this plan during the years ended December 31, 2006, and 2005, respectively.   There is no unrecognized or recognized compensation expense related to this plan as of and for the year ended December 31, 2007.

The Company has 597,300 shares available for grant under the 1993 Restricted Stock Award Plan.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Transactions with Directors and Executive Officers

The Company and its subsidiaries have had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers, their immediate families and affiliated companies in which they have 10% or more beneficial ownership (commonly referred to as related parties), on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2007:

Balance at beginning of year	$13,842
Addition due to merger/ change in directors	24,952
Deletion due to change in/ retirement of directors	(11,241)
New loans/ advances	1,330
Repayments	(1,703)
Balance at end of year	$27,180

Note 18.  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  As a practical matter, dividend payments are restricted because of the desire to maintain a strong capital position in the subsidiaries.

The Company and the Banks are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s or the Banks’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the federal and state regulatory agencies categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.  The Company’s and the Banks’ actual capital amounts and ratios as of December 31, 2007 and 2006, are also presented in the table.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007:

Total Capital (to Risk Weighted Assets)
Consolidated	$353,763	10.91%	$259,470	8.00%	N/A	N/A
Busey Bank	$324,137	11.25%	$230,452	8.00%	$288,065	10.00%
Busey Bank, N.A	$48,390	13.87%	$27,915	8.00%	$34,894	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$312,105	9.62%	$129,735	4.00%	N/A	N/A
Busey Bank	$287,442	9.98%	$115,226	4.00%	$172,839	6.00%
Busey Bank, N.A.	$43,999	12.61%	$13,958	4.00%	$20,936	6.00%

Tier I Capital (to Average Assets)
Consolidated	$312,105	8.03%	$155,451	4.00%	N/A	N/A
Busey Bank	$287,442	8.44%	$136,190	4.00%	$170,237	5.00%
Busey Bank, N.A.	$43,999	10.07%	$17,474	4.00%	$21,842	5.00%

As of December 31, 2006:

Total Capital (to Risk Weighted Assets)
Consolidated	$205,198	10.49%	$156,546	8.00%	N/A	N/A
Busey Bank	$172,506	10.70%	$129,035	8.00%	$161,294	10.00%
Busey Bank, N.A.	$45,813	13.97%	$26,243	8.00%	$32,804	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$177,459	9.07%	$78,273	4.00%	N/A	N/A
Busey Bank	$150,530	9.33%	$64,518	4.00%	$96,777	6.00%
Busey Bank, N.A.	$41,705	12.71%	$13,122	4.00%	$19,683	6.00%

Tier I Capital (to Average Assets)
Consolidated	$177,459	7.38%	$96,156	4.00%	N/A	N/A
Busey Bank	$150,530	7.67%	$78,456	4.00%	$98,070	5.00%
Busey Bank, N.A.	$41,705	9.74%	$17,130	4.00%	$21,413	5.00%

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

The Company and its subsidiaries’ exposure to credit loss is represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	December 31,
	2007	2006
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$722,677	$536,763
Standby letters of credit	46,698	18,595

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

The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2007 and 2006, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

As of December 31, 2007, the Company has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

At December 31, 2007, the Company was obligated under noncancelable operating leases for office space and other commitments.  Rent expense under operating leases, included in net occupancy expense of premises, was approximately $1.3 million, $1.5 million, and $1.0 million the years ended December 31, 2007, 2006 and 2005, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2007, in thousands, are as follows:

2008	$1,433
2009	1,060
2010	862
2011	684
2012	480
Thereafter	2,163
$6,682

Note 20.  Disclosures about Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Cash and cash equivalents and federal funds sold

The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets’ fair values.

Securities

For securities available-for-sale, fair values are based on quoted market prices or dealer quotes, where available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.  The carrying amount of accrued interest receivable approximates fair value.  Cost approximates fair value for Federal Home Loan Bank and Federal Reserve Bank stock.

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

Short-term borrowings and long-term debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.  The carrying amount of accrued interest payable approximates fair value.

Junior subordinated debt owed to unconsolidated trusts

Rates currently available to the Company for instruments with similar terms and remaining maturities are used to estimate fair value of existing fixed rate instruments.  For variable rate instruments, fair values are based on carrying values.  The carrying amount of accrued interest payable approximates fair value.

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2007 and 2006, these items are immaterial.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$125,228	$125,228	$63,316	$63,316
Federal funds sold	459	459	—	—
Securities	610,422	610,422	365,608	365,608
Loans, net	3,010,665	3,028,844	1,933,339	1,921,901
Accrued interest receivable	24,239	24,239	14,825	14,825

Financial liabilities:
Deposits	3,207,198	3,207,506	2,014,839	2,012,149
Federal funds purchased and securities sold under agreements to repurchase	203,119	203,119	54,770	54,770
Short-term borrowings	10,523	10,523	25,000	25,000
Long-term debt	150,910	152,585	156,650	155,196
Junior subordinated debt owed to unconsolidated trusts	55,000	56,331	55,000	55,342
Accrued interest payable	14,804	14,804	10,310	10,310

Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment.  Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures.  These include, among other items, the estimated earning potential of core deposit accounts, the earnings potential of loan servicing rights, the earnings potential of the trust operations, customer goodwill and similar items.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.  Reportable Segments and Related Information

The Company has four reportable segments, Busey Bank, Busey Bank, N.A., FirsTech and Busey Wealth Management.  Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in Champaign, Ford, Livingston, Macon, McLean, Shelby, Peoria, Tazewell, and Ford Counties in Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida.  Busey Bank, N.A. provides a full range of banking services to individual and corporate customers in Lee, Charlotte, and Sarasota Counties in southwest Florida.  FirsTech is our payment processing company.  Busey Wealth Management is the parent company of Busey Trust Company, Inc., which provides a full range of trust and investment management services, including estate and financial planning, securities brokerage, investment advice, tax preparation, custody services and philanthropic advisory services.

Busey Bank and Main Street Bank & Trust merged in November 2007.  Prior to this merger, Main Street Bank & Trust was a separate reportable segment providing similar services to Busey Bank in the same geographic areas, except for Macon County, in which Busey Bank did not have a presence.   Following the merger, the assets and operating results of Main Street Bank & Trust are included in Busey Bank.

In November 2007, the trust department of the former Main Street Bank & Trust was sold to Busey Trust Company.  The results of Busey Wealth Management reflect approximately 1.5 months of the former trust department of Main Street Bank & Trust.

Busey Bank Florida and Tarpon Coast National Bank merged in February 2006, and the resultant bank is Busey Bank, N.A.  Segment information for all periods presented has been restated to reflect the combination of Busey Bank Florida and Tarpon Coast National Bank.

First Capital Bank merged into Busey Bank in May 2005.  Segment information for all periods presented reflect the combination of Busey Bank and First Capital Bank.

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the four segments are the same as those described in the summary of significant accounting policies in footnote 1.  The Company accounts for intersegment revenue and transfers at current market value.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarized information relates to the Company’s reportable segments:

	Goodwill		Total Assets
As of December 31,	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)

Busey Bank	$201,273	$30,237	$3,699,454	$2,045,736
Busey Bank, N.A.	22,601	22,601	451,195	449,223
FirsTech	8,992	—	19,285	—
Busey Wealth Management	11,694	—	26,959	7,573
All Other	3,404	1,548	(3,968)	6,982
Totals	$247,964	$54,386	$4,192,925	$2,509,514

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)

Interest Income:
Busey Bank	$174,373	$119,572	$96,571
Busey Bank, N.A.	27,520	26,588	19,559
FirsTech	18	—	—
Busey Wealth Management	292	255	184
All Other	(300)	(49)	(10)
Total Interest Income	$201,903	$146,366	$116,304

Interest Expense:
Busey Bank	$79,730	$52,317	$34,299
Busey Bank, N.A.	14,883	11,338	6,252
FirsTech	—	—	—
Busey Wealth Management	—	—	—
All Other	5,792	6,196	4,791
Total Interest Expense	$100,405	$69,851	$45,342

Other Income:
Busey Bank	$25,518	$19,765	$15,253
Busey Bank, N.A.	1,873	2,400	1,225
FirsTech	4,589	—	—
Busey Wealth Management	9,032	7,815	7,490
All Other	680	(1,519)	(431)
Total Other Income	$41,692	$28,461	$23,537

Net Income:
Busey Bank	$35,088	$29,542	$24,985
Busey Bank, N.A.	(2,581)	3,465	3,771
FirsTech	744	—	—
Busey Wealth Management	2,408	2,299	2,141
All Other	(4,182)	(6,418)	(3,963)
Total Net Income	$31,477	$28,888	$26,934

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2007	2006
	(dollars in thousands)

ASSETS
Cash and due from subsidiary bank	$4,517	$2,985
Securities available-for-sale	1,111	3,423
Loans	402	412
Investments in subsidiaries:
Bank	584,773	252,072
Non-bank	23,459	7,508
Premises and equipment, net	1,717	342
Goodwill	3,404	1,548
Other assets	10,528	5,247
Total assets	$629,911	$273,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$10,500	$—
Long-term debt	30,000	30,000
Long-term ESOP debt	2,085	—
Junior subordinated debentures owed to unconsolidated trusts	55,000	55,000
Other liabilities	2,629	3,263
Total liabilities	100,214	88,263

Stockholders’ equity before unearned ESOP shares	531,782	185,274
Unearned ESOP shares	(2,085)	—
Total stockholders’ equity	529,697	185,274
Total liabilities and stockholders’ equity	$629,911	$273,537

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$37,000	$16,000	$15,000
Non-bank	2,275	5,800	2,100
Interest and dividend income	147	250	221
Other income	3,452	1,101	1,437
Total operating income	42,874	23,151	18,758

Expenses:
Salaries and employee benefits	4,875	3,292	2,766
Interest expense	6,238	6,459	4,995
Operating expense	1,906	2,038	1,493
Total expenses	13,019	11,789	9,254

Income before income tax benefit and distributions (in excess of) less than net income of subsidiaries	29,855	11,362	9,504

Income tax benefit	5,278	3,988	3,710

Income before distributions (in excess of) less than net income of subsidiaries	35,133	15,350	13,214

Distributions (in excess of) less than net income of subsidiaries:
Bank	(3,749)	17,007	13,756
Non-bank	93	(3,469)	(36)

Net income	$31,477	$28,888	$26,934

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$31,477	$28,888	$26,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	128	137
Distributions in excess of (less than) net income of subsidiaries	3,656	(13,538)	(13,720)
Stock-based compensation	616	428	11
Fair value adjustment on employee stock ownership plan shares allocated	—	799	125
Security gains, net	(1,480)	—	—
Changes in assets and liabilities:
Decrease (Increase) in other assets	100	1,567	(539)
(Decrease) Increase in other liabilities	(1,851)	2,189	1,632
Net cash provided by operating activities	32,658	20,461	14,580

Cash Flows from Investing Activities
Proceeds from sales of securities available-for-sale	629	38	80
Purchases of securities available-for-sale	(249)	(100)	(100)
Decrease (Increase) in loans	2,257	2,880	(707)
Purchases of premises and equipment, net	(289)	(35)	(454)
Purchase of subsidiary, net of cash and due from subsidiary bank	(14,160)	—	(27,631)
Net cash provided by (used in) investing activities	(11,812)	2,783	(28,812)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	26,500	2,000	3,000
Principal payments on short-term borrowings	(16,000)	(2,000)	(3,000)
Proceeds from issuance of long-term debt	—	—	21,000
Principal payments on long-term debt	—	(14,058)	(9,000)
Proceeds from issuance of junior subordinated debentures due to unconsolidated trusts	—	30,000	10,000
Redemption of junior subordinated debentures owed to unconsolidated trusts	—	(25,000)	—
Purchases of treasury stock	(11,218)	(2,040)	(3,235)
Proceeds from sales of treasury stock	652	872	3,283
Cash dividends paid	(19,248)	(13,661)	(11,564)
Net cash (used in) provided by financing activities	(19,314)	(23,887)	10,484

Net (decrease) increase in cash and due from subsidiary banks	1,532	(643)	(3,748)
Cash and due from subsidiary banks, beginning	2,985	3,628	7,376

Cash and due from subsidiary banks, ending	$4,517	$2,985	$3,628

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2007
	December 31	September 30	June 30	March 31

Interest income	$63,486	$58,802	$40,180	$39,435
Interest expense	30,924	28,790	20,517	20,174
Net interest income	32,562	30,012	19,663	19,261
Provision for loan losses	11,700	1,795	680	300
Noninterest income	14,351	13,012	7,397	6,932
Noninterest expense	30,690	24,395	14,522	14,698
Income before income taxes	4,523	16,834	11,858	11,195
Income taxes	156	5,324	3,994	3,459
Net income	$4,367	$11,510	$7,864	$7,736

Basic earnings per share	$0.12	$0.37	$0.37	$0.36
Diluted earnings per share	$0.12	$0.36	$0.37	$0.36

	2006
	December 31	September 30	June 30	March 31

Interest income	$39,698	$37,817	$35,691	$33,160
Interest expense	20,333	18,416	16,440	14,662
Net interest income	19,365	19,401	19,251	18,498
Provision for loan losses	300	300	300	400
Noninterest income	8,183	7,201	6,904	6,173
Noninterest expense	16,626	14,531	14,787	14,143
Income before income taxes	10,622	11,771	11,068	10,128
Income taxes	3,278	4,129	4,033	3,261
Net income	$7,344	$7,642	$7,035	$6,867

Basic earnings per share	$0.34	$0.36	$0.33	$0.32
Diluted earnings per share	$0.34	$0.36	$0.33	$0.32