Form 10-Q
period 2008-03-31
FIRST BUSEY CORP /NV/
filed 2008-05-12
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/2008	Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. Main St., Urbana, Illinois	61801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 365-4516

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, $.001 par value	35,873,874

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and December 31, 2007

(Unaudited)

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Assets
Cash and due from banks	$123,068	$125,228
Federal funds sold	—	459
Securities available for sale	600,953	610,422
Loans (net of allowance for loan losses 2008 $42,924; 2007 $42,560)	3,088,954	3,010,665
Premises and equipment	81,269	80,400
Cash surrender value of bank owned life insurance	33,122	32,721
Goodwill	248,588	247,964
Other intangible assets	31,394	32,523
Other assets	44,474	52,543
Total assets	$4,251,822	$4,192,925
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$395,115	$389,672
Interest bearing	2,853,193	2,817,526
Total deposits	$3,248,308	$3,207,198

Federal funds purchased and securities sold under agreements to repurchase	142,496	203,119
Short-term borrowings	116,000	10,523
Long-term debt	127,910	150,910
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	39,487	36,478
Total liabilities	$3,729,201	$3,663,228

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	$—	$—
Common stock, $.001 par value, authorized 60,000,000 shares; issued – 37,546,497	38	38
Surplus	393,245	392,726
Retained earnings	155,236	157,185
Accumulated other comprehensive income	7,164	4,132
Total stockholders’ equity before treasury stock and unearned ESOP shares	$555,683	$554,081
Treasury stock, at cost – 2008 1,588,575; 2007 1,130,708	(30,977)	(22,299)
Unearned ESOP shares – 100,000 shares	(2,085)	(2,085)
Total stockholders’ equity	$522,621	$529,697
Total liabilities and stockholders’ equity	$4,251,822	$4,192,925

Common shares outstanding at period end	35,857,922	36,331,789

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$51,651	$35,515
Interest and dividends on investment securities:
Taxable interest income	5,837	2,823
Non-taxable interest income	928	794
Dividends	36	144
Interest on Federal funds sold	105	159
Total interest income	$58,557	$39,435
Interest expense:
Deposits	$22,847	$16,586
Federal funds purchased and securities sold under agreements to repurchase	1,403	644
Short-term borrowings	356	61
Long-term debt	1,730	1,884
Junior subordinated debt owed to unconsolidated trusts	959	999
Total interest expense	$27,295	$20,174
Net interest income	$31,262	$19,261
Provision for loan losses	2,150	300
Net interest income after provision for loan losses	$29,112	$18,961

Other income:
Trust	$3,073	$1,710
Remittance processing	2,947	—
Service charges on deposit accounts	2,700	1,874
Other service charges and fees	1,151	792
Commissions and brokers fees, net	702	585
Gain on sales of loans	1,160	656
Security gains, net	472	503
Other operating income	1,979	812
Total other income	$14,184	$6,932
Other expenses:
Salaries and wages	$11,512	$6,655
Employee benefits	3,136	1,642
Net occupancy expense of premises	2,464	1,463
Furniture and equipment expenses	1,917	824
Data processing	1,688	534
Amortization of intangible assets	1,129	255
Other operating expenses	6,247	3,325
Total other expenses	$28,093	$14,698
Income before income taxes	$15,203	$11,195
Income taxes	5,199	3,459
Net income	$10,004	$7,736
Basic earnings per share	$0.28	$0.36
Diluted earnings per share	$0.28	$0.36
Dividends declared per share of common stock	$0.20	$0.23

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$10,004	$7,736
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	5	123
Depreciation and amortization	3,004	1,328
Provision for loan losses	2,150	300
Provision for deferred income taxes	(190)	(316)
Accretion of security discounts, net	(388)	(433)
Security gains, net	(472)	(503)
Gain on sales of loans	(1,160)	(656)
Increase in cash surrender value of bank owned life insurance	(401)	(232)
(Decrease) increase in deferred compensation, net	(135)	5
Change in assets and liabilities:
(Increase) decrease in other assets	(1,224)	1,150
Increase (decrease) in other liabilities	1,956	(930)
Increase in interest payable	(621)	(636)
Decrease in income taxes receivable	5,230	152
Increase in income taxes payable	—	3,602
Net cash provided by operating activities before loan originations and sales	$17,758	$10,690

Loans originated for sale	(80,502)	(43,189)
Proceeds from sales of loans	75,595	47,395
Net cash provided by operating activities	$12,851	$14,896

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	17,668	20,879
Proceeds from maturities of securities classified available for sale	133,679	95,313
Purchase of securities classified available for sale	(135,987)	(78,837)
Decrease (increase) in Federal funds sold	459	(57,701)
Increase in loans	(77,132)	(391)
Proceeds from sale of other real estate properties	2,098	215
Purchases of premises and equipment	(2,744)	(524)
Net cash used in investing activities	$(61,959)	$(21,046)

(continued on next page)

	2008	2007
	(dollars in thousands)
Cash Flows From Financing Activities
Net (decrease) increase in certificates of deposit	$(19,469)	$15,395
Net increase in demand, money market and savings deposits	60,579	12,143
Cash dividends paid	(7,205)	(4,935)
Net (decrease) increase in Federal funds purchased and securities sold under agreement to repurchase	(60,623)	1,085
Proceeds from short-term borrowings	157,000	1,000
Principal payments on short-term borrowings	(51,523)	(25,000)
Principal payments on long-term debt	(23,000)	(8,000)
Purchase of treasury stock	(8,975)	—
Proceeds from sale of treasury stock	164	123
Net cash provided (used in) by financing activities	$46,948	$(8,189)
Net decrease in cash and due from banks	$(2,160)	$(14,339)
Cash and due from banks, beginning	$125,228	$63,316
Cash and due from banks, ending	$123,068	$48,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Other real estate acquired in settlement of loans	$2,760	$874
Cash payments for:
Interest	$27,917	$20,810
Income taxes	$—	$190

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net income	$10,004	$7,736
Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$5,503	$(682)
Less reclassification adjustment for gains included in net income	(472)	(503)
Other comprehensive income (loss), before tax	$5,031	$(1,185)
Income tax expense (benefit) related to items of other comprehensive loss	1,999	(472)
Other comprehensive income (loss), net of tax	$3,032	$(713)
Comprehensive income	$13,036	$7,023

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (the Company), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (U.S. GAAP) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The accompanying consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments, except those related to the recent merger, are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

Note 2:  Recent Accounting Pronouncements

Statements of Financial Accounting Standards (SFAS)

 SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Emerging Issues Task Force Issues

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment, resulting in a decrease to retained earnings totaling $4.7 million.  The Company expects to recognize expense related to the adoption of EITF 06-4 in the amount of $0.2 million, net of tax, for 2008.

SEC Staff Accounting Bulletins

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 became effective on January 1, 2008 and did not have a material impact on the Company’s financial statements.

Note 3:  Business Combinations

Following the close of business on July 31, 2007, the Company completed its merger of equals (the merger) transaction with Main Street Trust, Inc. (Main Street).  As a result of the merger, Main Street shareholders received shares of the Company’s common stock in a fixed exchange ratio of 1.55 shares of the Company for each share of Main Street, totaling 15.5 million shares valued at $22.17 per share.  The value of the shares was calculated based upon the average closing price of First Busey Corporation stock for the two trading days surrounding the announcement date.  The total purchase price, including acquisition expenses and the fair value of assumed stock options, was $350.9 million.

The merger was accounted for under the purchase method of accounting, which resulted in goodwill of $194.5 million equaling the excess of the purchase price over the fair value of identifiable assets.  During the three months ended March 31, 2008, the purchase price and resultant amount allocated to goodwill increased by $0.7 million related to an adjustment of the value of the assumed Main Street stock options. Goodwill is not amortized, but is subject to at least annual impairment testing.  However, a portion of goodwill has been allocated to the future tax benefits arising from stock options assumed in the merger.  As these benefits are recorded, an equal adjustment to the allocated goodwill is recorded.  For the three months ended March 31, 2008, an insignificant amount of goodwill reductions related to stock options assumed were recorded. Identifiable intangibles of $31.3 million were recorded related to core deposit and customer relationship intangibles.  The identifiable intangibles are being amortized using accelerated methods over a period of 10 years.

Unaudited pro forma operating results for the three months ended March 31, 2007, in thousands, giving effect to the Main Street merger as if it had occurred as of January 1, 2007, are as follows:

Total interest income	$62,290
Total interest expense	31,016
Provision for loan losses	900
Other income	12,575
Other expense	25,790
Income before income taxes	$17,159
Income taxes	5,101
Net income	$12,058

Shares outstanding:
Weighted average basic	36,919
Weighted average fully-dilutive	37,181
Earnings per share – basic	$0.33
Earnings per share – diluted	$0.32

In conjunction with the merger, the Company reached an agreement with the U.S. Department of Justice (USDOJ) to divest five Main Street Bank & Trust banking centers located in Champaign County, Illinois to address USDOJ competitive concerns.  The transaction closed on November 2, 2007. The Company transferred loans and deposits of $14.3 million and $101.9 million, respectively. The Company received a premium on deposits of $7.0 million and transferred an additional $0.2 million in net liabilities.  Total cash payments associated with the divestiture were $80.8 million.  The effects of divestiture were accounted for as part of purchase accounting for the Main Street merger.  The premium on deposits received in the divestiture served to reduce the fair value of the deposits assumed in the Main Street merger.  No gain or loss was recorded related to the divestiture.

Note 4:  Unrealized Losses on Investment Securities

The following presents information pertaining to securities with gross unrealized losses as of March 31, 2008, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2008:
State and municipal	15,043	311	4,116	25	19,159	336
Mortgage-backed	27,550	81	—	—	27,550	81
Corporate	579	20	193	7	772	27
Subtotal, debt securities	$43,178	$412	$4,309	$32	$47,487	$444

Equity securities	13	7	10	30	23	37

Total temporarily impaired securities	$43,191	$419	$4,319	$62	$47,510	$481

The total number of investment securities in an unrealized loss position as of March 31, 2008 was 58, 45 less than 12 months and 13 greater than 12 months. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Note 5:  Loans

The major classifications of loans as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(dollars in thousands)

Commercial	$444,935	$442,994
Real estate construction	769,209	731,150
Real estate - farmland	53,201	49,665
Real estate - 1-4 family residential mortgage	739,471	747,021
Real estate - multifamily mortgage	190,257	187,796
Real estate - non-farm nonresidential mortgage	843,129	797,474
Installment	53,932	54,849
Agricultural	36,189	40,469
	$3,130,323	$3,051,418
Plus:
Net deferred loan costs	1,555	1,807
	3,131,878	3,053,225
Less:
Allowance for loan losses	42,924	42,560
Net loans	$3,088,954	$3,010,665

Loans held for sale are primarily real estate – 1-4 family residential mortgage loans with fair values and carrying amounts, respectively, of $28.9 million and $28.5 million at March 31, 2008 and $22.8 million and $22.4 million at December 31, 2007.

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)

Balance, beginning of year	$42,560	$23,588
Provision for loan losses	2,150	300
Recoveries applicable to loan balances previously charged off	332	44
Loan balances charged off	2,118	(274)
Balance, March 31	$42,924	$23,658

Note 6:  Earnings Per Share

Net income per common share has been computed as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)

Net income	$10,004	$7,736
Shares:
Weighted average common shares outstanding	35,949	21,458

Dilutive effect of outstanding options as determined by the application of the treasury stock method	181	82

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	36,130	21,540

Basic earnings per share	$0.28	$0.36

Diluted earnings per share	$0.28	$0.36

Note 7:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented.  As of March 31, 2008, under the Company’s 2008 stock repurchase plan, 983,155 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

A summary of the status of and changes in the Company’s stock option plans for the three months ended March 31, 2008 follows:

	Three Months Ended March 31, 2008
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	2,033,989	$17.08
Granted	—	—
Exercised	55,261	17.46
Forfeited	9,700	19.88
Outstanding at end of period	1,969,028	$17.05	4.27

Exercisable at end of period	1,949,028	$17.00	4.23

The total intrinsic value of stock options exercised in the three months ended March 31, 2008 and 2007 was $0.2 million and $34,000, respectively.

The following table summarizes information about stock options outstanding at March 31, 2008:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
	(intrinsic value in thousands)
$11.29-12.00	460,020	$11.71	2.99		460,020
14.56-16.03	326,115	15.29	4.24		326,115
18.07-19.83	345,250	19.42	1.29		345,250
18.58-21.90	631,643	19.49	7.52		611,643
20.16-20.71	206,000	20.31	3.71		206,000

	1,969,028	$17.05	4.27	$8,010	1,949,028	$8,025

For the three months ended March 31, 2008, an insignificant amount of stock option based compensation was recorded. For the three months ended March 31, 2007, the Company recorded stock option based compensation expense of $0.1 million net of tax.   As of March 31, 2008, the Company had an insignificant amount of unrecognized stock option expense.

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

Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open.  There were no unrecognized tax benefits as of January 1, 2008.  There have been no adjustments to unrecognized tax benefits since January 1, 2008.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to March 31, 2008.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company has no accruals for payments of interest and penalties at March 31, 2008.

At March 31, 2008, the Company was not currently under examination by any tax authorities.   However, the Company has received notice from the Illinois Department of Revenue that an examination of tax years 2005-2006 will be performed in the second quarter of 2008.

Note 9:  Junior Subordinated Debt Owed to Unconsolidated Trusts

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  As of March 31, 2008, the trust preferred securities qualified, and were treated by the Company, as Tier I regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2008:

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation.  As of March 31, 2008, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

Note 10:  Outstanding Commitments and Contingent Liabilities

Legal Matters

The Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company and its subsidiaries.

Credit Commitments and Contingencies

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

The Company and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$730,135	$722,677
Standby letters of credit	44,483	46,698

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2008, and December 31, 2007, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of March 31, 2008, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Note 11:  Reportable Segments and Related Information

The Company has four reportable segments, Busey Bank, Busey Bank, N.A., FirsTech and Busey Wealth Management.  Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in downstate Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida.  Busey Bank, N.A. provides a full range of banking services to individual and corporate customers in southwest Florida.  FirsTech provides processing for online bill payments, lockbox and walk-in payments.  Busey Wealth Management is the parent company of Busey Trust Company, Inc., which provides a full range of trust and investment management services, including estate and financial planning, securities brokerage, investment advice, tax preparation, custody services and philanthropic advisory services.

The Company’s four reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the four segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Goodwill:
Busey Bank	$201,821	$201,273	$3,755,346	$3,699,454
Busey Bank, N.A.	22,601	22,601	459,090	451,195
FirsTech	8,992	8,992	18,195	19,285
Busey Wealth Management	11,694	11,694	25,950	26,959
All Other	3,480	3,404	(6,759)	(3,968)
Total Goodwill	$248,588	$247,964	$4,251,822	$4,192,925

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Interest Income:
Busey Bank	$51,964	$32,726
Busey Bank, N.A.	6,586	6,682
FirsTech	9	—
Busey Wealth Management	123	72
All Other	(125)	(45)
Total Interest Income	$58,557	$39,435

Interest Expense:
Busey Bank	$22,225	$15,262
Busey Bank, N.A.	3,613	3,485
FirsTech	—	—
Busey Wealth Management	—	—
All Other	1,457	1,427
Total Interest Expense	$27,295	$20,174

Other Income:
Busey Bank	$7,709	$4,772
Busey Bank, N.A.	1,014	479
FirsTech	3,013	—
Busey Wealth Management	3,396	1,896
All Other	(948)	(215)
Total Other Income	$14,184	$6,932

Net Income (loss):
Busey Bank	$11,602	$7,930
Busey Bank, N.A.	(1,047)	397
FirsTech	629	—
Busey Wealth Management	446	498
All Other	(1,626)	(1,089)
Total Net Income	$10,004	$7,736

Note 12 - Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, $26.7 million at March 31, 2008, and loans with a portion of the allowance for loan losses allocated specific to the loan, $10.7 million at March 31, 2008.  Collateral values are estimated using level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)

Securities available-for-sale	$4,651	$596,302	$—	$600,953
Impaired Loans	—	—	37,404	37,404

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

Non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “we”, or “our”) at March 31, 2008 (unaudited), as compared with December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007 (unaudited).  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2007 Annual Report on Form 10-K.

SUMMARY

Main Street Trust, Inc. Merger

First Busey completed its merger of equals with Main Street Trust, Inc. following the close of business on July 31, 2007.  The results of operations for the three months ended March 31, 2007 do not include any earnings related to the merger.  A condensed pro forma income statement for the three months ended March 31, 2007 as if the merger had taken place on January 1, 2007 is located in Note 3: Business Combinations.

Operating Results

Net income was $10.0 million for the quarter ended March 31, 2008, as compared to $7.7 million for the comparable period in 2007. For the quarter ended March 31, 2008, earnings per share on a fully-diluted basis were $0.28, as compared to $0.36 for the same period in 2007. The primary reason for the increase in net income was the merger with Main Street and the decrease in earnings per share was the result of the additional shares issued in the transaction.

Busey Bank’s net income was $11.6 million for the three months ended March 31, 2008, as compared to $7.9 million for the comparable period in 2007, an increase of 46.8%.  The increase was due to the combination of Main Street Bank & Trust with and into Busey Bank in November 2007.

Busey Bank, N.A.’s net loss was $1.0 million, exclusive of the net income of FirsTech, for the three months ended March 31, 2008, as compared to net income of $0.4 million for the comparable period in 2007.  The decrease in net income at Busey Bank, N.A. was primarily related to the very difficult credit environment in southwest Florida.  FirsTech, a subsidiary of Busey Bank, N.A., had income of $0.6 million in the first quarter of 2008.  On a consolidated basis, Busey Bank, N.A. had a net loss of $0.4 million.  FirsTech was assumed in the merger with Main Street.  Due to the unique nature of FirsTech’s operations, management identified FirsTech as a segment separate from Busey Bank, N.A.

Busey Wealth Management, which encompasses our trust and brokerage services, had net income of $0.4 million for the first three months of 2008 as compared to net income of $0.5 million in 2007.  The decline in net income related primarily to costs of systems conversions and increased amortization costs.   Revenue increased at Busey Wealth Management due to the fourth quarter 2007 combination of the former Main Street Bank & Trust’s trust department with and into Busey Wealth Management.  We do not expect Busey Wealth Management to trail prior year results in subsequent quarters as the additional costs of the systems conversions continue to decline.

Total non-performing assets were $34.4 million at March 31, 2008, compared to $22.1 million at December 31, 2007 and $21.0 million on a pro-forma combined basis with Main Street at March 31, 2007.  Busey Bank and Busey Bank, N.A. had $18.7 million and $15.7 million in non-performing assets, respectively. Total non-performing assets in Florida were $17.4 million, with $1.7 million in Busey Bank and $15.7 in Busey Bank, N.A.  The remaining $17.0 million of non-performing assets were primarily within the Illinois and Indianapolis markets.

Provision for loan losses was $2.2 million during the first quarter of 2008 compared to $11.7 million in the fourth quarter of 2007 and $0.3 million in the comparable period of 2007.  As a percentage of total outstanding loans, the allowance for loan losses was 1.37% at March 31, 2008, 1.39% at December 31, 2007 and 1.21% as of March 31, 2007.   Total allowance for loan losses was $42.9 million at March 31, 2008, representing 134.3% coverage of non-performing loans, compared to $42.6 million, or 212.0% coverage of non-performing loans at December 31, 2007.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities.  Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income.  Net interest margin is tax-equivalent net interest income as a percent of average earning assets.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008			2007			Change due to (1)
	Average	Income/	Yield/	Average	Average	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Yield/Rate	Rate	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$293	$3	4.12%	$222	$3	5.48%	$1	$(1)	$—
Federal funds sold	10,945	105	3.86%	12,313	159	5.24%	(18)	(36)	(54)
Investment securities
U.S. Government obligations	431,142	4,798	4.48%	203,072	2,435	4.86%	2,980	(617)	2,363
Obligations of states and political subdivisions (1)	96,200	1,428	5.97%	81,882	1,222	6.05%	217	(11)	206
Other securities	98,137	1,072	4.39%	50,053	529	4.29%	529	14	543
Loans (net of unearned interest) (1) (2)	3,056,701	51,747	6.81%	1,949,238	35,600	7.41%	21,163	(5,016)	16,147
Total interest earning assets	$3,693,418	$59,153	6.44%	$2,296,780	$39,948	7.05%	$24,872	$(5,667)	$19,205

Cash and due from banks	102,242			53,678
Premises and equipment	81,226			40,908
Allowance for loan losses	(42,976)			(23,590)
Other assets	362,169			105,936

Total Assets	$4,196,079			$2,473,712

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$43,349	$116	1.08%	$28,251	$123	1.77%	$52	$(59)	$(7)
Savings deposits	152,301	266	0.70%	101,772	241	0.96%	101	(76)	25
Money market deposits	1,296,996	6,684	2.07%	740,492	5,716	3.13%	3,355	(2,387)	968
Time deposits	1,357,649	15,781	4.68%	889,274	10,506	4.79%	5,534	(259)	5,275
Short-term borrowings:
Federal funds purchased	18,710	144	3.10%	6,260	85	5.51%	110	(51)	59
Repurchase agreements	150,942	1,259	3.35%	54,521	559	4.16%	827	(127)	700
Other	27,375	356	5.23%	4,694	61	5.27%	295	—	295
Long-term debt	151,155	1,730	4.60%	153,217	1,884	4.99%	(23)	(131)	(154)
Junior subordinated debt owed to unconsolidated trusts	55,000	959	7.01%	55,000	999	7.37%	—	(40)	(40)
Total interest-bearing liabilities	$3,253,477	$27,295	3.37%	$2,033,481	$20,174	4.02%	$10,251	$(3,130)	$7,121

Net interest spread			3.07%			3.03%

Noninterest bearing deposits	380,487			236,251
Other liabilities	40,414			18,538
Stockholders’ equity	521,701			185,442

Total Liabilities and Stockholders’ Equity	$4,196,079			$2,473,712

Interest income / earning assets (1)	$3,693,418	$59,153	6.44%	$2,296,780	$39,948	7.05%
Interest expense / earning assets	$3,693,418	$27,295	2.97%	$2,296,780	$20,174	3.56%

Net interest margin (1)		$31,858	3.47%		$19,774	3.49%	$14,621	$(2,537)	$12,084

(1)               On a tax-equivalent basis assuming a federal income tax rate of 35% for 2008 and 2007

(2)               Non-accrual loans have been included in average loans, net of unearned interest.

The increase in average earning assets and interest-bearing liabilities as of March 31, 2008 over the same period of 2007 related primarily to the merger with Main Street.  At the merger date, Main Street added an additional $344.2 million of investments, $1.02 billion of loans and $1.25 billion of deposits.  The resulting averages from the merger contribution led to significant increases across all line items.

During the three month period ended March 31, 2008, the changes in volume had a positive impact on First Busey’s net interest margin.  The positive volume change indicated that earning assets grew at a rate faster than interest-bearing liabilities.  However, the significant decrease in interest rates during the last year moderately offset the positive volume changes.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2007
10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

OTHER INCOME

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31,
	2008	2007	% Change
	(dollars in thousands)
Service charges on deposit accounts	$2,700	$1,874	44.1%
Trust	3,073	1,710	79.7%
Other service charges & fees	1,151	792	45.3%
Security gains, net	472	503	(6.2)%
Gain on sales of loans	1,160	656	76.8%
Commissions and brokers’ fees, net	702	585	20.0%
Remittance payment processing	2,947	—	N/A
Other operating income	1,979	812	143.7%
Total other income	$14,184	$6,932	104.6%

Other income for the three month period ended March 31, 2008 increased significantly due to the merger with Main Street.  Trust revenues increased $1.4 million for the three month period ended March 31, 2008, respectively, as compared to the same period in 2007.  The increase was primarily attributable to the trust revenues contributed by Main Street’s trust department following the merger.

Gain on sale of loans increased significantly during the first quarter of 2008 as compared to the same period of 2007 primarily due to the merger with Main Street.  However, the declining mortgage rates during the first quarter of 2008 allowed many borrowers to refinance out of higher rate or adjustable rate products into mortgage products with a longer-term, lower fixed rate, which also contributed to the increase in gain on sales of loans.

Commissions and brokers fees, net, showed moderate growth for the three month period ended March 31, 2008.   Commissions and brokers’ fees growth in Busey Wealth Management was due primarily to the addition of Main Street’s brokerage department.

Remittance payment processing revenue relates to our payment processing company, FirsTech, which was assumed as part of the Main Street merger.  FirsTech continued to demonstrate solid growth, as demonstrated by the $0.7 million or 29.3% increase in first quarter 2008 revenues as compared to the same period in 2007.

The increase in other operating income for the three month period ended March 31, 2008 related primarily to income of $0.6 million, pre-tax, related to the redemption of a portion of First Busey’s interest in VISA following its initial public offering in March 2008.  We maintain a reserve of $0.2 million related to potential future litigation expenses relating to ongoing lawsuits by other credit card companies against VISA.  Upon the settlement of the litigation, First Busey will be able to recognize the value of any remaining ownership in VISA.  Until the settlement of the litigation, our remaining ownership interest is at risk of involuntary liquidation to settlements or judgments related to the litigation.

OTHER EXPENSE

OTHER EXPENSE

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	Three Months Ended March 31
	2008	2007	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$11,512	$6,655	73.0%
Employee benefits	3,136	1,642	91.0%
Total compensation expense	$14,648	$8,297	76.5%

Net occupancy expense of premises	2,464	1,463	68.4%
Furniture and equipment expenses	1,917	824	132.6%
Data processing	1,688	534	216.1%
Amortization of intangible assets	1,129	255	342.7%
Other operating expenses	6,247	3,325	87.9%
Total other expense	$28,093	$14,698	91.1%

Income taxes	$5,199	$3,459	50.3%
Effective rate on income taxes	34.2%	30.9%

Efficiency ratio	59.17%	55.12%

Other expense increased in every line item due to the merger with Main Street.  Total compensation expense increased 76.5% as full-time equivalent employees increased to 1,020 at March 31, 2008 from 623 one year earlier, a 63.7% increase.

Furniture and equipment expenses increased in the first quarter of 2008 primarily due to the merger with Main Street.  Additionally, a number of remodeling projects are currently in process.  These projects contribute to furniture and equipment expense through increased depreciation and other non-capitalized equipment expense.

Data processing expenses increased significantly for the three month period ended March 31, 2008 primarily due to infrastructure investments we made related to the growth from the merger and to prepare for future growth.

Amortization expense increased significantly for the first quarter of 2008 due to increased identifiable intangibles related to the merger.  The amortization levels are subject to revision as new information is obtained by us or made available from third parties.

Overall, the increase in total other expense for the 2008 period related primarily to the merger with Main Street.  The merger related costs are the operating costs of the subsidiaries assumed and the infrastructure related charges mentioned previously.  Management is working toward realizing the cost efficiencies inherent in the merger, of which only a small portion have been realized to date.

Income tax expense increased for the three month period ended March 31, 2008, which was consistent with expectations as income before taxes increased.  The effective rate on income taxes, or income taxes divided by income before taxes, increased for the 2008 period as compared to the 2007 period presented, primarily due to declining impact of certain tax favored items such as ESOP dividends and tax-favored lending.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest margin plus other income, less security gains and losses.  The efficiency ratio for the three month period ended March 31, 2008 increased over the comparable periods in 2007.  The primary reason for the increase was the increase in expenses due to the merger, most notably in data processing and equipment related expenses.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	March 31, 2008	December 31, 2007	% Change
	(dollars in thousands)
Assets
Securities available for sale	$600,953	$610,422	(1.6)%
Loans, net	3,088,954	3,010,665	2.6%

Total assets	4,251,822	4,192,925	1.4%

Liabilities
Deposits:
Noninterest bearing	$395,115	$389,672	1.4%
Interest bearing	2,853,193	2,817,526	1.3%
Total deposits	3,248,308	3,207,198	1.3%

Total liabilities	3,729,201	3,663,228	1.8%

Stockholders’ equity	$522,621	$529,697	(1.3)%

First Busey’s balance sheet at March 31, 2008 remained consistent overall with the balance sheet at December 31, 2007.  The securities portfolio decreased slightly as compared to December 31, 2007 as our loan-to-deposit ratio increased to 96.4% at March 31, 2008 from 95.2% at December 31, 2007.

Growth in the balance sheet was challenging due to the current economic environment.  First Busey continues to see good demand for new loans in its markets.  However, the competition for more desirable loans is increasing as credit underwriting tightens across the industry, driving many institutions towards the same group of stable customers.

Stockholder’s equity decreased $7.1 million due to three primary reasons.  We adopted a new accounting standard related to bank owned life insurance that required an initial liability of $4.7 million upon adoption.  The offset of this initial liability was a reduction of retained earnings in the same amount.  We paid a dividend of $7.2 million in January 2008 to our shareholders.  Additionally, we repurchased $9.0 million of its stock during the first quarter of 2008.  The repurchase represented 475,000 shares of First Busey stock removed from the marketplace.  These reductions were offset by first quarter 2008 net income of $10.0 million, a $3.0 million increase of the after-tax value of our investment portfolio as compared to December 31, 2007 and a $0.7 million adjustment to surplus related to an adjustment of the merger value of Main Street’s assumed stock options.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(dollars in thousands)
Non-accrual loans	$26,651	$15,370	$17,847	$8,066
Loans 90+ days past due, still accruing	5,313	4,710	6,065	2,326
Total non-performing loans	$31,964	$20,080	$23,912	$10,392

Other real estate owned	$2,472	$2,026	$2,131	$1,816
Other assets acquired in satisfaction of debts previously contracted	4	2	7	1
Total non-performing other assets	$2,476	$2,028	$2,138	$1,817

Total non-performing loans and non-performing other assets	$34,440	$22,108	$26,050	$12,209

Allowance for loan losses	$42,924	$42,560	$38,198	$24,135

Allowance for loan losses to loans	1.37%	1.39%	1.26%	1.22%
Allowance for loan losses to non-performing loans	134.3%	212.0%	159.7%	232.2%
Non-performing loans to loans, before allowance for loan losses	1.02%	0.66%	0.79%	0.52%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	1.10%	0.72%	0.86%	0.62%

First Busey’s non-performing loans and other assets increased $12.3 million or 55.8%, in the three month period ended March 31, 2008. At March 31, 2008, Busey Bank and Busey Bank, N.A. had $18.7 million and $15.7 million in non-performing assets, respectively. Total non-performing assets in Florida were $17.4 million, with $1.7 million in Busey Bank and $15.7 in Busey Bank, N.A.  The remaining $17.0 million of non-performing assets were primarily within the Illinois and Indianapolis markets.

Non-accrual loans increased $11.3 million, or 73.4%, from December 31, 2007 to March 31, 2008, representing 0.9% of gross loans. Non-accrual loans primarily consisted of commercial non-accruals of $17.4 million and personal real estate loans of $9.3 million.  Geographically, $15.6 million of non-accrual loans were in Florida with the remainder primarily located in the Illinois and Indianapolis markets.

Our 90+ days past due loans increased $0.6 million, or 12.8%, during the three months ended March 31, 2008, representing 0.2% of gross loans.  Commercial accruing loans 90+ days past due were $3.8 million at March 31, 2008.  The portion of 90+ days past due loans related to personal residential real estate loans was $1.5 million at March 31, 2008.

Other real estate owned totaled $2.5 million at March 31, 2008.  Geographically, $1.6 million of OREO was located in southwest Florida with the remainder primarily in the Illinois and Indianapolis markets at March 31, 2008.

Provision for loan losses was $2.2 million during the first quarter of 2008 compared to $11.7 million in the fourth quarter of 2007 and $0.3 million in the comparable period of 2007. Net charge offs for the first quarter of 2008 were $1.8 million, compared with $7.3 million for the fourth quarter of 2007 and $1.5 million on a pro-forma combined basis with Main Street for the quarter ended March 31, 2007.

First Busey continues to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision are made based upon all information available at that time.  The provision reflects managements’ analysis of additional allowance for loan losses necessary to cover potential losses in our loan portfolios. At March 31, 2008, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  First Busey may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gain further information concerning existing problem loans, particularly in the southwest Florida market.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses.  Potential problem loans increased to $62.6 million.  The increase in potential problem loans related to the decline in the overall real estate markets and the current economic and credit environment.  Geographically, the increase in potential problem loans primarily related to the Illinois and Indianapolis markets.

During May 2008, we began the foreclosure process on a loan in southwest Florida with a balance of $9.6 million.  The loan was declared to be in default of its terms and the debt was accelerated.  The loan has now been placed on non-accrual status.  The loan was not 90+ days past due at March 31, 2008.

Beginning at the end of 2007, we began to see an increase in restructured loans.  We restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.  We consider the customers past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief.  At March 31, 2008, the total amount of loans operating under restructured terms is insignificant.

LIQUIDITY

Liquidity management is the process by which we ensure that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business.  These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to stockholders, repurchasing stock and paying operating expenses.

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending and financing activities during any given period.

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $25.0 million, of which $9.0 million was available as of March 31, 2008.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

The objective of liquidity management by First Busey is to ensure that funds will be available to meet demand in a timely and efficient manner.  Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations.  We achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

First Busey and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and its bank subsidiaries must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2008, that First Busey and its bank subsidiaries met all capital adequacy requirements to which they are subject.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of March 31, 2008:

Total Capital (to Risk-weighted Assets)
Consolidated	$344,379	10.40%	$264,901	8.00%	N/A	N/A
Busey Bank	$323,693	11.03%	$234,790	8.00%	$293,487	10.00%
Busey Bank, N.A.	$48,310	13.38%	$28,880	8.00%	$36,100	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$302,135	9.12%	$132,451	4.00%	N/A	N/A
Busey Bank	$287,217	9.79%	$117,395	4.00%	$176,092	6.00%
Busey Bank, N.A.	$43,766	12.12%	$14,440	4.00%	$21,660	6.00%

Tier I Capital (to Average Assets)
Consolidated	$302,135	7.69%	$157,111	4.00%	N/A	N/A
Busey Bank	$287,217	8.25%	$139,329	4.00%	$174,161	5.00%
Busey Bank, N.A.	$43,766	10.36%	$16,903	4.00%	$21,128	5.00%

FORWARD LOOKING STATEMENTS

This document may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in its forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business; (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey; and (xi) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect our financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex.  These estimates involve judgments, estimates and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  The three most significant estimates, market value of investment securities, allowance for loan losses and revenue recognition are discussed in this section.

Market Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. First Busey has no securities classified as held-to-maturity. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss).  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the market value and potential sale proceeds could be materially different in the event of a sale.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE

DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of change in asset values due to movements in underlying market rates and prices.  Interest rate risk is the risk to earnings and capital arising from movements in interest rates.  Interest rate risk is the most significant market risk affecting First Busey as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.

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

Interest-rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates.  The rate-sensitivity chart shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing.  It is, however, only a static, single-day depiction of our rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of First Busey as of March 31, 2008:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$479	$—	$—	$—	$—	$479
Federal funds sold	—	—	—	—	—	—
Investment securities
U.S. Governments	25,512	5,165	47,397	90,027	196,220	364,321
Obligations of states and political subdivisions	692	4,142	3,199	12,243	80,741	101,017
Other securities	9,432	5,783	7,672	15,139	97,589	135,615
Loans (net of unearned int.)	1,192,245	252,721	267,696	431,885	987,331	3,131,878
Total rate-sensitive assets	$1,228,360	$267,811	$325,964	$549,294	$1,361,881	$3,733,310

Interest-bearing transaction deposits	$76,251	$—	$—	$—	$—	$76,251
Savings deposits	156,738	—	—	—	—	156,738
Money market deposits	1,269,244	—	—	—	—	1,269,244
Time deposits	108,343	189,565	299,041	426,224	327,787	1,350,960
Short-term borrowings:
Federal funds purchased and repurchase agreements	135,096	2,392	2,408	2,600	—	142,496
Short-term borrowings	116,000	—	—	—	—	116,000
Long-term debt	—	1,000	47,000	—	79,910	127,910
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,861,672	$217,957	$348,449	$428,824	$437,697	$3,294,599
Rate-sensitive assets less rate-sensitive liabilities	$(633,312)	$49,854	$(22,485)	$120,470	$924,184	$438,711

Cumulative Gap	$(633,312)	$(583,458)	$(605,943)	$(485,473)	$438,711
Cumulative amounts as a percentage of total rate-sensitive assets	(16.96)%	(15.63)%	(16.23)%	(13.00)%	11.75%
Cumulative ratio	0.66	0.72	0.75	0.83	1.13

The funds management policy of First Busey requires the banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods.  As of March 31, 2008, the banks were within those guidelines.

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $485.5 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at March 31, 2008, indicates we would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the over the same period.

First Busey’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at March 31, 2008, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment.  Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at March 31, 2008, and December 31, 2007 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

March 31, 2008	(4.74)%	(0.58)%	(0.81)%	(2.24)%

December 31, 2007	(2.01)%	(0.33)%	0.07%	(0.05)%

The negative impact of an immediate and permanent interest rate shift in either direction is a reflection of the current low interest rate environment and our liability sensitive balance sheet through a one year period, as demonstrated in the gap schedule on the previous page.  Due to the already low interest rates on deposits, a downward shift in interest rates may not be able to be fully absorbed by the rate sensitive liabilities.  Thus, our rate sensitive assets’ decline in interest rates would have a greater impact on net interest income than the decline in interest rate on our rate sensitive liabilities.  If interest rates were to rise, a greater amount of our rate sensitive liabilities would reprice up over the subsequent year as compared to our rate sensitive assets, as seen in the gap schedule.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of March 31, 2008, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:    Legal Proceedings

Not Applicable

ITEM 1A:  Risk Factors

There have been no material changes from risk factors as previously disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey of shares of its common stock.

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs (1)
458,155
January 1 – 31, 2008	448,000	18.85	448,000	1,010,155
February 1 – 29, 2008	27,000	19.68	27,000	983,155
March 1 – 31, 2008	—	—	—	983,155
Total	475,000	$18.89	475,000

(1) On November 27, 2007, First Busey announced that its board of directors had authorized the repurchase of an additional 500,000 shares of common stock.  On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of an additional 1 million shares of common stock following the expiration of the 2007 repurchase plan.  First Busey’s 2007 and 2008 repurchase plans have no expiration date and are active until all the shares are repurchased or action by the board of directors.

ITEM 3:    Defaults upon Senior Securities

Not Applicable

ITEM 4:    Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5:    Other Information

(a)               None

(b)              Not Applicable

ITEM 6:    Exhibits

10.1	Letter agreement between First Busey Corporation and Thomas M. Good.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

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

Date:  May 12, 2008