Form 10-Q
period 2008-06-30
FIRST BUSEY CORP /NV/
filed 2008-08-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2008                         Commission File No. 0-15950

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, $.001 par value	35,786,571

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

(Unaudited)

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Assets
Cash and due from banks	$124,639	$125,228
Federal funds sold	—	459
Securities available for sale	580,891	610,422
Loans (net of allowance for loan losses 2008 $48,579 ; 2007 $42,560)	3,118,126	3,010,665
Premises and equipment	82,198	80,400
Cash surrender value of bank owned life insurance	33,536	32,721
Goodwill	248,571	247,964
Other intangible assets	30,264	32,523
Other assets	47,206	52,543
Total assets	$4,265,431	$4,192,925

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$376,452	$389,672
Interest bearing	2,797,511	2,817,526
Total deposits	$3,173,963	$3,207,198

Federal funds purchased and securities sold under agreements to repurchase	217,734	203,119
Short-term borrowings	117,000	10,523
Long-term debt	151,910	150,910
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	36,301	36,478
Total liabilities	$3,751,908	$3,663,228

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	$—	$—
Common stock, $.001 par value, authorized 60,000,000 shares; issued – 37,546,497	38	38
Surplus	393,162	392,726
Retained earnings	152,654	157,185
Accumulated other comprehensive income	2,098	4,132
Total stockholders’ equity before treasury stock and unearned ESOP shares	$547,952	$554,081
Treasury stock, at cost – 2008 1,659,926; 2007 1,130,708	(32,344)	(22,299)
Unearned ESOP shares – 100,000 shares	(2,085)	(2,085)
Total stockholders’ equity	$513,523	$529,697
Total liabilities and stockholders’ equity	$4,265,431	$4,192,925

Common shares outstanding at period end	35,786,571	36,315,789

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$100,262	$71,747
Interest and dividends on investment securities:
Taxable interest income	10,913	5,854
Non-taxable interest income	1,890	1,468
Dividends	77	259
Interest on Federal funds sold	108	287
Total interest income	$113,250	$79,615

Interest expense:
Deposits	$42,021	$33,507
Federal funds purchased and securities sold under agreements to repurchase	2,313	1,445
Short-term borrowings	1,202	65
Long-term debt	3,121	3,672
Junior subordinated debt owed to unconsolidated trusts	1,805	2,002
Total interest expense	$50,462	$40,691
Net interest income	$62,788	$38,924
Provision for loan losses	14,450	980
Net interest income after provision for loan losses	$48,338	$37,944

Other income:
Trust	$6,771	$3,399
Remittance processing	5,975	—
Service charges on deposit accounts	5,544	3,914
Other service charges and fees	2,301	1,675
Commissions and brokers’ fees, net	1,388	1,242
Gain on sales of loans	2,366	1,420
Security gains, net	502	930
Other operating income	3,322	1,749
Total other income	$28,169	$14,329
Other expenses:
Salaries and wages	$23,363	$13,699
Employee benefits	5,722	2,937
Net occupancy expense of premises	4,789	2,826
Furniture and equipment expenses	4,267	1,679
Data processing	3,316	1,016
Amortization of intangible assets	2,259	509
Other operating expenses	11,529	6,554
Total other expenses	$55,245	$29,220
Income before income taxes	$21,262	$23,053
Income taxes	6,667	7,453
Net income	$14,595	$15,600
Basic earnings per share	$0.41	$0.73
Diluted earnings per share	$0.41	$0.72
Dividends declared per share of common stock	$0.40	$0.41

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$48,611	$36,232
Interest and dividends on investment securities:
Taxable interest income	5,076	3,031
Non-taxable interest income	962	674
Dividends	41	115
Interest on Federal funds sold	3	128
Total interest income	$54,693	$40,180
Interest expense:
Deposits	$19,174	$16,921
Federal funds purchased and securities sold under agreements to repurchase	910	801
Short-term borrowings	846	4
Long-term debt	1,391	1,788
Junior subordinated debt owed to unconsolidated trusts	846	1,003
Total interest expense	$23,167	$20,517
Net interest income	$31,526	$19,663
Provision for loan losses	12,300	680
Net interest income after provision for loan losses	$19,226	$18,983

Other income:
Trust	$3,698	$1,689
Remittance processing	3,028	—
Service charges on deposit accounts	2,844	2,040
Other service charges and fees	1,150	883
Commissions and brokers’ fees, net	686	657
Gain on sales of loans	1,206	764
Security gains, net	30	427
Other operating income	1,343	937
Total other income	$13,985	$7,397
Other expenses:
Salaries and wages	$11,851	$6,955
Employee benefits	2,586	1,384
Net occupancy expense of premises	2,325	1,363
Furniture and equipment expenses	2,350	855
Data processing	1,628	482
Amortization of intangible assets	1,130	254
Other operating expenses	5,282	3,229
Total other expenses	$27,152	$14,522
Income before income taxes	$6,059	$11,858
Income taxes	1,468	3,994
Net income	$4,591	$7,864
Basic earnings per share	$0.13	$0.37
Diluted earnings per share	$0.13	$0.37
Dividends declared per share of common stock	$0.20	$0.18

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$14,595	$15,600
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	16	204
Depreciation and amortization	5,974	2,641
Provision for loan losses	14,450	980
Provision for deferred income taxes	(2,515)	(743)
Accretion of security discounts, net	(645)	(899)
Gain on sales of investment securities, net	(502)	(930)
Gain on sales of loans	(2,366)	(1,420)
Net (gain) loss on sale of ORE properties	(146)	(45)
Increase in cash surrender value of bank owned life insurance	(815)	(477)
Increase in deferred compensation, net	70	52
Change in assets and liabilities:
Decrease in other assets	1,062	1,638
Increase (decrease) in other liabilities	1,257	(345)
Increase in interest payable	(920)	(630)
Decrease in income taxes receivable	3,932	152
Increase in income taxes payable	—	152
Net cash provided by operating activities before loan originations and sales	$33,447	$15,930

Loans originated for sale	(160,673)	(108,601)
Proceeds from sales of loans	160,955	103,949
Net cash provided by operating activities	$33,729	$11,278

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	20,607	37,444
Proceeds from maturities of securities classified available for sale	172,809	149,719
Purchase of securities classified available for sale	(166,112)	(144,128)
Decrease (increase) in Federal funds sold	459	(14,100)
Increase in loans	(123,723)	(22,038)
Proceeds from sale of premises and equipment	739	40
Proceeds from sale of ORE properties	2,948	699
Purchases of premises and equipment	(6,252)	(2,499)
Net cash (used in) provided by investing activities	$(98,525)	$5,137

See accompanying notes to unaudited consolidated financial statements.

	2008	2007
	(dollars in thousands)
Cash Flows From Financing Activities
Net (decrease) increase in certificates of deposit	$(27,590)	$2,111
Net (decrease) increase in demand, money market and savings deposits	(5,645)	26,787
Cash dividends paid	(14,378)	(8,798)
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	14,615	(2,073)
Proceeds from short-term borrowings	536,000	1,000
Principal payments on short-term borrowings	(429,523)	(26,000)
Proceeds from issuance of long-term debt	26,000	—
Principal payments on long-term debt	(25,000)	(16,825)
Purchase of treasury stock	(10,622)	(200)
Proceeds from sale of treasury stock	350	371
Net cash provided by (used in) financing activities	$64,207	$(23,627)
Net decrease in cash and due from banks	$(589)	$(7,212)
Cash and due from banks, beginning	$125,228	$63,316
Cash and due from banks, ending	$124,639	$56,104

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Other real estate acquired in settlement of loans	$3,896	$1,802
Cash payments for:
Interest	$51,331	$40,818
Income taxes	$5,945	$7,820

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)

Net income	$4,591	$7,864	$14,595	$15,600
Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$(8,375)	$411	$(2,872)	$(271)
Less adjustment for gains included in net income	(30)	(427)	(502)	(930)
Other comprehensive loss, before tax	$(8,405)	$(16)	$(3,374)	$(1,201)
Income tax benefit related to items of other comprehensive loss	(3,339)	(6)	(1,340)	(478)
Other comprehensive loss, net of tax	$(5,066)	$(10)	$(2,034)	$(723)
Comprehensive (loss) income	$(475)	$7,854	$12,561	$14,877

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

The accompanying consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments, except those related to the recent merger, are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2:  Recent Accounting Pronouncements

Statements of Financial Accounting Standards (SFAS)

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is effective on the Company’s accounting for business combinations closing on or after January 1, 2009.

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

Emerging Issues Task Force Issues

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment, resulting in a decrease to retained earnings totaling $4.7 million.  The Company expects to recognize expense related to the adoption of EITF 06-4 in the amount of $0.3 million, net of tax, for 2008.

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

The merger was accounted for under the purchase method of accounting, which resulted in goodwill of $194.5 million equaling the excess of the purchase price over the fair value of identifiable assets.  During the six months ended June 30, 2008, the purchase price and resultant amount allocated to goodwill increased by $0.7 million related to an adjustment of the value of the assumed Main Street stock options. Goodwill is not amortized, but is subject to at least annual impairment testing.  However, a portion of goodwill has been allocated to the future tax benefits arising from stock options assumed in the merger.  As these benefits are recorded, an equal adjustment to the allocated goodwill is recorded.  For the six months ended June 30, 2008, an insignificant amount of goodwill reductions related to stock options assumed were recorded. Identifiable intangibles of $31.3 million were recorded related to core deposit and customer relationship intangibles.  The identifiable intangibles are being amortized using accelerated methods over a period of 10 years.

Unaudited pro forma operating results for the three and six months ended June 30, 2007, in thousands, giving effect to the Main Street merger as if it had occurred as of January 1, 2007, are as follows:

	Three Months Ended	Six Months Ended
Total interest income	$63,623	$125,913
Total interest expense	31,482	62,498
Provision for loan losses	1,130	2,030
Other income	13,717	26,292
Other expense	25,960	51,750
Income before income taxes	$18,768	$35,927
Income taxes	6,430	11,531
Net income	$12,338	$24,396

Shares outstanding:
Weighted average basic	36,931	36,925
Weighted average fully-dilutive	37,151	37,167

Earnings per share – basic	$0.33	$0.66
Earnings per share – diluted	$0.33	$0.66

In conjunction with the merger, the Company reached an agreement with the U.S. Department of Justice (USDOJ) to divest five Main Street Bank & Trust banking centers located in Champaign County, Illinois to address USDOJ competitive concerns.  The transaction closed on November 2, 2007. The Company transferred loans and deposits of $14.3 million and $101.9 million, respectively. The Company received a premium on deposits of $7.0 million and transferred an additional $0.2 million in net liabilities.  Total cash payments associated with the divestiture were $80.8 million.  The effects of the divestiture were accounted for as part of the purchase accounting for the Main Street merger.  The premium on deposits received in the divestiture served to reduce the fair value of the deposits assumed in the Main Street merger.  No gain or loss was recorded related to the divestiture.

Note 4:  Unrealized Losses on Investment Securities

The following presents information pertaining to securities with gross unrealized losses as of June 30, 2008, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2008:
U.S. government agencies and corporations	40,210	273	—	—	40,210	273
State and municipal	47,161	1,128	5,063	117	52,224	1,245
Mortgage-backed	89,358	1,887	—	—	89,358	1,887
Corporate	1,265	38	197	2	1,462	40
Subtotal, debt securities	$177,994	$3,326	$5,260	$119	$183,254	$3,445

Equity securities	95	46	5	35	100	81

Total temporarily impaired securities	$178,089	$3,372	$5,265	$154	$183,354	$3,526

The total number of investment securities in an unrealized loss position as of June 30, 2008 was 175, 155 less than 12 months and 20 greater than 12 months. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Note 5:  Loans

The major classifications of loans as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(dollars in thousands)

Commercial	$424,846	$442,994
Real estate construction	754,599	731,150
Real estate - farmland	60,892	49,665
Real estate - 1-4 family residential mortgage	746,509	747,021
Real estate - multifamily mortgage	224,494	187,796
Real estate - non-farm nonresidential mortgage	871,432	797,474
Installment	50,229	54,849
Agricultural	32,499	40,469
	$3,165,500	$3,051,418
Plus:
Net deferred loan costs	1,205	1,807
	3,166,705	3,053,225
Less:
Allowance for loan losses	48,579	42,560
Net loans	$3,118,126	$3,010,665

Loans held for sale are primarily real estate – 1-4 family residential mortgage loans with fair values and carrying amounts, respectively, of $26.8 million and $24.5 million at June 30, 2008 and $22.8 million and $22.4 million at December 31, 2007.

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)

Balance, beginning of year	$42,560	$23,588
Provision for loan losses	14,450	980
Recoveries applicable to loan balances previously charged off	522	356
Loan balances charged off	(8,953)	(789)
Balance, June 30	$48,579	$24,135

Non-performing loans were as follows:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Non-accrual loans	$53,155	$15,370
Loans 90+ days past due, still accruing	5,486	4,710
Total non-performing loans	$58,641	$20,080

Note 6:  Earnings Per Share

Net income per common share has been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net income	$4,591	$7,864	$14,595	$15,600
Shares:
Weighted average common shares outstanding	35,824	21,470	35,887	21,464

Dilutive effect of outstanding options as determined by the application of the treasury stock method	107	40	144	62

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	35,931	21,510	36,031	21,526

Basic earnings per share	$0.13	$0.37	$0.41	$0.73

Diluted earnings per share	$0.13	$0.37	$0.41	$0.72

Note 7:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented.  As of June 30, 2008, under the Company’s 2008 stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

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

On June 17, 2008, the Company issued 67,500 stock options to First Busey Corporation’s non-employee directors. The stock options have an exercise price of $17.12, vest on May 1, 2009 and expire on December 15, 2015.

Number of options granted	67,500
Exercise Price	$17.12
Estimated forfeiture rate	—
Risk-free interest rate	3.66%
Expected life, in years	4.6
Expected volatility	16.0%
Expected dividend yield	4.67%
Estimated fair value per option	$1.62

A summary of the status of and changes in the Company’s stock option plans for the six months ended June 30, 2008 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at beginning of year	2,033,989	$17.08
Granted	67,500	17.12
Exercised	72,638	16.13
Forfeited	13,200	19.87
Outstanding at end of period	2,015,651	$17.09	4.14

Exercisable at end of period	1,928,151	$17.04	3.99

The total intrinsic value of stock options exercised in the six months ended June 30, 2008 and 2007 was $0.3 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2008:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
	(intrinsic value in thousands)

$11.29-12.00	444,132	$11.72	2.82		444,132
14.56-16.03	324,690	15.29	3.61		324,690
18.07-19.83	343,250	19.42	1.14		343,250
17.12-21.90	699,079	19.27	6.91		611,579
20.16-20.71	204,500	20.31	3.46		204,500

	2,015,651	$17.09	4.14	$668	1,928,151	$668

Stock option expense and stock expense remaining to be recognized was insignificant for the Company as of and for the periods ended June 30, 2008 and 2007.

Note 8:  Income Taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2004.  The provision for income taxes is based on income as reported in the financial statements.

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

Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open.  There were no unrecognized tax benefits as of January 1, 2008.  There have been no adjustments to unrecognized tax benefits since January 1, 2008.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to June 30, 2008.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company has no accruals for payments of interest and penalties at June 30, 2008.

At June 30, 2008, the Company was under examination by the Illinois Department of Revenue for tax years 2005-2006.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2008:

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

(2) All cash distributions are cumulative.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation.  As of June 30, 2008, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

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

Credit Commitments and Contingencies

The Company and its subsidiaries are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$676,570	$722,677
Standby letters of credit	42,980	46,698

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2008, and December 31, 2007, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of June 30, 2008, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of interest rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Goodwill:
Busey Bank	$201,861	$201,273	$3,786,781	$3,699,454
Busey Bank, N.A.	22,601	22,601	442,822	451,195
FirsTech	8,992	8,992	18,628	19,285
Busey Wealth Management	11,694	11,694	25,671	26,959
All Other	3,423	3,404	(8,471)	(3,968)
Total Goodwill	$248,571	$247,964	$4,265,431	$4,192,925

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$48,547	$33,445	$100,511	$66,171
Busey Bank, N.A.	6,189	6,693	12,775	13,375
FirsTech	8	—	17	—
Busey Wealth Management	65	69	188	141
All Other	(116)	(27)	(241)	(72)
Total Interest Income	$54,693	$40,180	$113,250	$79,615

Interest Expense:
Busey Bank	$18,827	$15,519	$41,052	$30,781
Busey Bank, N.A.	3,116	3,559	6,729	7,044
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	1,224	1,439	2,681	2,866
Total Interest Expense	$23,167	$20,517	$50,462	$40,691

Other Income:
Busey Bank	$7,041	$4,901	$14,750	$9,673
Busey Bank, N.A.	454	535	839	1,014
FirsTech	3,076	—	6,089	—
Busey Wealth Management	3,842	2,175	7,238	4,071
All Other	(428)	(214)	(747)	(429)
Total Other Income	$13,985	$7,397	$28,169	$14,329

Net Income (loss):
Busey Bank	$6,395	$8,088	$17,997	$16,018
Busey Bank, N.A.	(2,002)	245	(3,049)	642
FirsTech	703	—	1,332	—
Busey Wealth Management	871	666	1,317	1,164
All Other	(1,376)	(1,135)	(3,002)	(2,224)
Total Net Income	$4,591	$7,864	$14,595	$15,600

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

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, $53.2 million at June 30, 2008, and loans with a portion of the allowance for loan losses allocated specific to the loan, $18.4 million at June 30, 2008.  Collateral values are estimated using level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)

Securities available-for-sale	$5,382	$575,509	$—	$580,891
Impaired Loans	—	—	71,533	71,533

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at June 30, 2008.

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

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “we”, or “our”) at June 30, 2008 (unaudited), as compared with December 31, 2007, and the results of operations for the three and six months ended June 30, 2008 and 2007 (unaudited).  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2007 Annual Report on Form 10-K.

SUMMARY

Main Street Trust, Inc. Merger

First Busey completed its merger of equals with Main Street Trust, Inc. following the close of business on July 31, 2007.  The results of operations for the three and six months ended June 30, 2007 do not include any earnings related to the merger.  A condensed pro forma income statement for the three and six months ended June 30, 2007, as if the merger had taken place on January 1, 2007, is located in Note 3: Business Combinations.

Operating Results

Net Income by Segment	Three Months Ended			Six Months Ended
(dollars in thousands)	6/30/2008	3/31/2008	6/30/2007	6/30/2008	6/30/2007
Consolidated	$4,591	$10,004	$7,864	$14,595	$15,600
Busey Bank	6,395	11,602	8,088	17,997	16,018
Busey Bank, N.A.	(2,002)	(1,047)	245	(3,049)	642
Busey Wealth Management	871	446	666	1,317	1,164
FirsTech	703	629	—	1,332	—

Consolidated EPS, fully-diluted	$0.13	$0.28	$0.37	$0.41	$0.72

Consolidated net income for the three and six months ended June 30, 2008 was lower than the comparable periods as we recorded $12.3 million and $14.5 million of provision for loan losses during the three and six months ended June 30, 2008, respectively.  Busey Bank and Busey Bank, N.A. recorded $0.7 million and $1.5 million in the first quarter of 2008 and $8.5 million and $3.8 million in the second quarter of 2008 in pre-tax provision for loan losses, respectively.  Much of the increased provision pertained to both banks’ loans in the southwest Florida market.

Busey Bank has a loan production office in southwest Florida with $377.3 million in loans at June 30, 2008.  Busey Bank, N.A.’s operations are entirely in southwest Florida.  Busey Bank, N.A. had $378.9 million in loans at June 30, 2008.  Our aggregate southwest Florida loan portfolio totals $756.2 million or 23.9% of our loan portfolio.  The remainder of our loan portfolio is primarily in the downstate Illinois market with the exception of our branch in the Indianapolis, Indiana market with loans of $146.0 million at June 30, 2008.

Busey Wealth Management’s increase in net income over the first quarter of 2008 reflects increased revenue and lower systems cost due to first quarter 2008 systems conversions.  Although higher than prior quarters, Busey Wealth Management’s second quarter 2008 net income was slowed due to challenging securities market conditions, which led to decreased brokerage activity and lower assets under care.

Overall loan portfolio quality declined in the second quarter of 2008.  Busey Bank’s loans on non-accrual status increased to $39.0 million at June 30, 2008 compared to $12.7 at March 31, 2008.  Busey Bank, N.A.’s loans on non-accrual status saw only a small increase to $14.1 million at June 30, 2008 as compared to $13.9 million at March 31, 2008.  On a consolidated basis, loans accruing, but 90+ days past due remained relatively stable at $5.5 million at June 30, 2008 as compared to $5.3 million at March 31, 2008.

The allowance for loan losses was $48.6 million at June 30, 2008, up from $42.6 million at December 31, 2007.  Allowance for loan losses coverage of non-performing loans decreased due to the large amount of charge-offs taken during the second quarter of 2008.  As we charge off portions of loan balances, the allowance for loan losses becomes less significant with respect to these loans.

Economic Conditions of Markets

While somewhat weaker than a few years ago, the downstate Illinois markets we serve continue to hold up relatively well during the national economic downturn.  These markets possess strong industrial, academic and healthcare employment bases that have performed well relative to the rest of the United States.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by strong, familiar and stable organizations.

Champaign County is home to the University of Illinois – Urbana/Champaign, the University’s primary campus.  U of I has in excess of 42,000 students, which has grown annually over the last decade.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to Archer Daniels Midland (ADM), a Fortune 100 company and one of the largest agricultural processors in the world.  ADMs presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University in addition to a large health care presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with over $1.5 billion in agricultural output, anchor the communities in which they are located, and have provided a stable foundation for housing, employment and small business.

Southwest Florida has been affected by the current economic downturn as severely as any location in the United States.  Southwest Florida experienced double digit percentage value deterioration in commercial and residential real estate values over the past two years.  Some commentators have noted that it appears the worst of the downturn in southwest Florida has occurred.  However, this does not mean southwest Florida has turned a corner or that our problems are over in this market.  Management expects that it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.  Management believes that the southwest Florida economy will be strong again.  Because of that, southwest Florida remains in our plans for the future.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008			2007			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$656	$1	0.61%	$137	$2	5.86%	$2	$(3)	$(1)
Federal funds sold	827	3	1.46%	9,650	128	5.32%	(70)	(55)	(125)
Investment securities
U.S. Government obligations	345,254	3,785	4.41%	215,519	2,692	5.01%	1,448	(355)	1,093
Obligations of states and political subdivisions (1)	99,804	1,480	5.96%	69,315	1,036	5.99%	449	(5)	444
Other securities	145,679	1,331	3.67%	45,896	453	3.96%	913	(35)	878

Loans (net of unearned interest)(1) (2)	3,141,541	48,700	6.23%	1,957,427	36,319	7.44%	19,029	(6,648)	12,381
Total interest-earning assets	$3,733,761	$55,300	5.96%	$2,297,944	$40,630	7.09%	$21,771	$(7,101)	$14,670

Cash and due from banks	105,490			50,614
Premises and equipment	81,805			41,173
Allowance for loan losses	(42,713)			(23,793)
Other assets	356,657			105,812

Total Assets	$4,235,000			$2,471,750

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$37,177	$58	0.63%	$21,177	$55	1.04%	$31	$(28)	$3
Savings deposits	158,377	195	0.50%	99,261	242	0.98%	105	(152)	(47)
Money market deposits	1,279,156	4,473	1.41%	763,447	6,031	3.17%	2,815	(4,373)	(1,558)
Time deposits	1,337,821	14,448	4.34%	881,245	10,593	4.82%	4,993	(1,138)	3,855
Short-term borrowings:
Federal funds purchased	32,370	189	2.35%	18,135	248	5.49%	130	(189)	(59)
Repurchase agreements	130,980	721	2.21%	53,554	553	4.13%	515	(347)	168
Other	128,063	846	2.67%	250	4	6.42%	846	(4)	842
Long-term debt	130,426	1,391	4.29%	143,802	1,788	4.99%	(159)	(238)	(397)
Junior subordinated debt owed to unconsolidated trusts	55,000	846	6.19%	55,000	1,003	7.31%	—	(157)	(157)
Total interest-bearing liabilities	$3,289,370	$23,167	2.83%	$2,035,871	$20,517	4.04%	$9,276	$(6,626)	$2,650

Net interest spread			3.13%			3.05%

Noninterest bearing deposits	387,567			228,143
Other liabilities	40,127			18,675
Stockholders’ equity	517,936			189,061

Total Liabilities and Stockholders’ Equity	$4,235,000			$2,471,750

Interest income / earning assets (1)	$3,733,761	$55,300	5.96%	$2,297,944	$40,630	7.09%
Interest expense / earning assets	$3,733,761	$23,167	2.50%	$2,297,944	$20,517	3.58%

Net interest margin (1)		$32,133	3.46%		$20,113	3.51%	$12,495	$(475)	$12,020

(1)    On a tax-equivalent basis assuming a federal income tax rate of 35% for 2008 and 2007.

(2)    Non-accrual loans have been included in average loans, net of unearned interest.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008			2007			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$474	$4	1.70%	$179	$5	5.63%	$4	$(5)	$(1)
Federal funds sold	5,886	108	3.69%	10,974	287	5.27%	(109)	(70)	(179)
Investment securities
U.S. Government obligations	385,071	8,583	4.48%	209,318	5,127	4.94%	3,970	(514)	3,456
Obligations of states and political subdivisions (1)	98,006	2,908	5.97%	75,564	2,258	6.03%	672	(22)	650
Other securities	124,964	2,403	3.87%	47,952	982	4.13%	1,487	(66)	1,421

Loans (net of unearned interest)(1) (2)	3,099,121	100,447	6.52%	1,953,355	71,919	7.42%	38,192	(9,664)	28,528
Total interest-earning assets	$3,713,522	$114,453	6.20%	$2,297,342	$80,578	7.07%	$44,216	$(10,341)	$33,875

Cash and due from banks	103,866			52,138
Premises and equipment	81,528			41,042
Allowance for loan losses	(42,845)			(23,692)
Other assets	358,709			105,627

Total Assets	$4,214,780			$2,472,457

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$40,263	$174	0.87%	$24,694	$178	1.45%	$85	$(89)	$(4)
Savings deposits	155,339	461	0.60%	100,510	483	0.97%	205	(227)	(22)
Money market deposits	1,286,650	11,157	1.74%	752,033	11,747	3.15%	6,098	(6,688)	(590)
Time deposits	1,349,161	30,229	4.51%	885,238	21,099	4.81%	10,521	(1,391)	9,130
Short-term borrowings:
Federal funds purchased	25,540	333	2.62%	12,230	333	5.51%	236	(236)	—
Repurchase agreements	140,961	1,980	2.82%	54,035	1,112	4.15%	1,318	(450)	868
Other	83,544	1,202	2.89%	2,353	65	5.57%	1,183	(46)	1,137
Long-term debt	134,841	3,121	4.65%	148,483	3,672	4.99%	(319)	(232)	(551)
Junior subordinated debt owed to unconsolidated trusts	55,000	1,805	6.60%	55,000	2,002	7.34%	—	(197)	(197)
Total interest-bearing liabilities	$3,271,299	$50,462	3.10%	$2,034,576	$40,691	4.03%	$19,327	$(9,556)	$9,771

Net interest spread			3.10%			3.04%

Noninterest bearing deposits	383,835			232,081
Other liabilities	40,228			18,599
Stockholders’ equity	519,418			187,201

Total Liabilities and Stockholders’ Equity	$4,214,780			$2,472,457

Interest income / earning assets (1)	$3,713,522	$114,453	6.20%	$2,297,342	$80,578	7.07%
Interest expense / earning assets	$3,713,522	$50,462	2.73%	$2,297,342	$40,691	3.57%

Net interest margin (1)		$63,991	3.47%		$39,887	3.50%	$24,889	$(785)	$24,104

(1)    On a tax-equivalent basis assuming a federal income tax rate of 35% for 2008 and 2007.

(2)    Non-accrual loans have been included in average loans, net of unearned interest.

The increase in average earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2008 over the same period of 2007 related primarily to the merger with Main Street.  At the merger date, Main Street added an additional $344.2 million of investments, $1.02 billion of loans and $1.25 billion of deposits.  The resulting averages from the merger contribution led to significant increases across all line items.

Our average earning assets grew in the second quarter of 2008 as compared to the first quarter of 2008.  Despite loan balance charge-offs of $6.8 million during the second quarter of 2008, average loans for the second quarter outpaced average loans for the first six months of 2008.  Although average interest-bearing liabilities increased, average interest-bearing deposits decreased during the second quarter of 2008.   The decrease in interest-bearing deposits is a result of the higher funding costs for non-core deposits as compared to the funding costs currently available in the debt markets.  Therefore, average short term borrowings increased as compared to the first quarter of 2008 as we generated incremental funding primarily in the debt market through FHLB borrowings.  Average noninterest-bearing deposits increased during the second quarter of 2008 as compared to the first quarter of 2008.

Yields on interest-earning assets, including investments and loans, decreased in the second quarter of 2008 compared to the same period of the prior year and the first quarter of 2008.  The decrease in yields was largely due to the declining interest rate environment we have experienced over the past year.  In the second quarter of 2008, our interest-earning asset yields fully absorbed the 200 basis points of interest rate cuts from the first quarter of 2008 and the 25 basis point interest rate cut in April 2008.  In order to offset the decline in yields, we were successful in lowering our rates on our interest-bearing liabilities.  Our interest-bearing liability rates declined across all categories for the second quarter of 2008 as compared to the same period of the prior year and to the first quarter of 2008.

Our net interest margin experienced additional downward pressure due to the increase in non-accrual loans and associated interest reversals.  As a loan is placed on non-accrual status, it stops accruing interest.  Additionally, any interest that has accrued on the loan but has not yet been paid, is reversed.  Based upon the amount of non-accrual loans, we estimate the net interest margin impact of non-accrual loans for the three and six months ended June 30, 2008 to be less than 5 basis points of average earning assets.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2007 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
Trust	$3,698	$1,689	118.9%	$6,771	$3,399	99.2%
Remittance processing	3,028	—	100.0%	5,975	—	100.0%
Service charges on deposit accounts	2,844	2,040	39.4%	5,544	3,914	41.6%
Other service charges & fees	1,150	883	30.2%	2,301	1,675	37.4%
Commissions and brokers’ fees, net	686	657	4.4%	1,388	1,242	11.8%
Gain on sales of loans	1,206	764	57.8%	2,366	1,420	66.6%
Security gains, net	30	427	(93.0)%	502	930	(46.0)%
Other operating income	1,343	937	43.3%	3,322	1,749	89.9%
Total other income	$13,985	$7,397	89.1%	$28,169	$14,329	96.6%

Overall, other income for the three and six month periods ended June 30, 2008 increased significantly due to the merger with Main Street.  The increase in trust revenues was primarily due to the merger with Main Street.  The second quarter of 2008 saw a greater percentage increase than the six months ended June 30, 2008 when compared to the same periods of the prior year. The second quarter increase reflected additional revenue gained from the combined trust company converting to a single, consistent trust operating platform.

Remittance payment processing revenue relates to our payment processing company, FirsTech, which was assumed as part of the Main Street merger.  FirsTech continued to demonstrate solid growth, as demonstrated by the 2.7% increase in second quarter 2008 revenues as compared to the first quarter 2008 revenues of $2.9 million.  As compared to the six months ended June 30, 2007, FirsTech’s revenues for the six months ended June 30, 2008 increased by $1.5 million or 38.0%.

Commissions and brokers’ fees, net, showed moderate growth for the three and six month periods ended June 30, 2008.   Commissions and brokers’ fees growth in Busey Wealth Management was due primarily to the addition of Main Street’s brokerage department.

Security gains, net have declined significantly from the levels seen in 2007.  During 2007, we performed an orderly liquidation of a large security position with a significant value in excess of cost.  During the last part of 2007, the value of the security began to steadily decline and the liquidation was put on hold.

OTHER EXPENSE

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$11,851	$6,955	70.4%	$23,363	$13,699	70.5%
Employee benefits	2,586	1,384	86.8%	5,722	2,937	94.8%
Total compensation expense	$14,437	$8,339	73.1%	$29,085	$16,636	74.8%

Net occupancy expense of premises	2,325	1,363	70.6%	4,789	2,826	69.5%
Furniture and equipment expenses	2,350	855	174.9%	4,267	1,679	154.1%
Data processing	1,628	482	237.8%	3,316	1,016	226.4%
Amortization of intangible assets	1,130	254	344.9%	2,259	509	343.8%
Other operating expenses	5,282	3,229	63.6%	11,529	6,554	75.9%
Total other expense	$27,152	$14,522	87.0%	$55,245	$29,220	89.1%

Income taxes	$1,468	$3,994	(63.2)%	$6,667	$7,453	(10.5)%
Effective rate on income taxes	24.2%	33.7%	31.4%	32.3%

Efficiency ratio	56.5%	52.7%		57.8%	53.9%

Other expense increased across all categories due to the merger with Main Street.  Overall, our “Other Income” has increased at a rate faster than our “Other Expense”.  Although certain cost efficiencies have been recognized from the merger with Main Street, we have not yet achieved the full efficiencies expected from the merger.

Total compensation expense increased as full-time equivalent employees increased to 993 at June 30, 2008 from 638 one year earlier, a 55.6% increase.   Additionally, we have reduced our headcount by approximately 27 FTEs from March 31, 2008, incurring a small amount of severance costs.

Furniture and equipment expenses increased in the first quarter of 2008 primarily due to the merger with Main Street.  Additionally, a number of remodeling projects were in process in the first half of 2008.  These projects contributed to furniture and equipment expense through increased depreciation and other non-capitalized equipment expense.  During the second quarter, we completed a sale-leaseback of our ATMs.  The net result of the sale-leaseback was a $0.5 million, pre-tax, charge to the equipment lease expense line item.

Data processing expenses increased significantly for the three and six month periods ended June 30, 2008 primarily due to infrastructure investments we made related to the growth from the merger and to prepare for future growth.

Amortization expense increased significantly during 2008 due to increased identifiable intangibles related to the merger.  The amortization levels are subject to revision as new information is obtained by us or made available from third parties.

Other operating expenses increased during 2008 over 2007 primarily due to the merger with Main Street.  Additionally, marketing efforts following our rebranding, increased FDIC insurance and expenses related to other real estate owned (OREO) have contributed to the increase in other operating expenses.

The effective rate on income taxes, or income taxes divided by income before taxes, decreased for the 2008 periods as compared to the 2007 periods presented, primarily due to an income tax credit recorded during the second quarter of 2008.  Additionally, due to the lower annualized net income position for the Company relative to the first quarter, the impact of certain tax favored items was more significant than in prior periods.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest margin plus other income, less security gains and losses.  Since the merger with Main Street, the efficiency ratio has been higher than in previous recent periods.  We have continued to see a decline (positive shift) in the efficiency ratio each quarter since completing the merger.  However, we expect the efficiency ratio will not return to the level of 2006 and early 2007 until the cost efficiencies of the merger are realized and the net interest margin improves.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	June 30, 2008	December 31, 2007	% Change
	(dollars in thousands)
Assets
Securities available for sale	$580,891	$610,422	(4.8)%
Loans (net of allowance for loan losses 2008 $48,579 ; 2007 $42,560)	3,118,126	3,010,665	3.6%

Total assets	4,265,431	4,192,925	1.7%

Liabilities
Deposits:
Noninterest bearing	$376,452	$389,672	(3.4)%
Interest-bearing	2,797,511	2,817,526	(0.7)%
Total deposits	3,173,963	3,207,198	(1.0)%

Total liabilities	3,751,908	3,663,228	2.4%

Stockholders’ equity	$513,523	$529,697	(3.1)%

First Busey’s balance sheet at June 30, 2008 showed a small amount of growth as compared to the balance sheet at December 31, 2007.  The securities portfolio decreased slightly as compared to December 31, 2007 as our loan-to-deposit ratio increased to 99.8% at June 30, 2008 from 95.2% at December 31, 2007.

Growth in the balance sheet was challenging due to the current economic environment.  First Busey continues to see good demand for new loans in its markets, particularly in downstate Illinois.  However, the competition for more desirable loans is increasing as credit underwriting tightens across the industry, driving many institutions toward the same group of stable customers.

Stockholders’ equity decreased $16.2 million due to four primary reasons.  First, we adopted a new accounting standard related to bank owned life insurance that required an initial liability of $4.7 million upon adoption.  The offset of this initial liability was a reduction of retained earnings in the same amount.  Second, we paid two dividends of $7.2 million, totaling $14.4 million, in January and April 2008 to our stockholders.  Third, we repurchased $10.6 million of our stock during the first six months of 2008.  The repurchase represented 562,500 shares of First Busey stock removed from the marketplace.

Fourth, the after-tax value of our investment portfolio decreased by $2.0 million compared to December 31, 2007.  These reductions were offset by 2008 net income of $14.6 million, sales of treasury stock and a $0.7 million adjustment to surplus related to an adjustment of the merger value of Main Street’s assumed stock options.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(dollars in thousands)
Non-accrual loans	$53,155	$26,651	$15,370	$17,847
Loans 90+ days past due, still accruing	5,486	5,313	4,710	6,065
Total non-performing loans	$58,641	$31,964	$20,080	$23,912

Other real estate owned	$3,091	$2,472	$2,026	$2,131
Other assets acquired in satisfaction of debts previously contracted	4	4	2	7
Total non-performing other assets	$3,095	$2,476	$2,028	$2,138

Total non-performing loans and non-performing other assets	$61,736	$34,440	$22,108	$26,050

Allowance for loan losses	$48,579	$42,924	$42,560	$38,198

Allowance for loan losses to loans	1.53%	1.37%	1.39%	1.26%
Allowance for loan losses to non-performing loans	82.84%	134.29%	211.95%	159.74%
Non-performing loans to loans, before allowance for loan losses	1.85%	1.02%	0.66%	0.79%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	1.95%	1.10%	0.72%	0.86%

Asset quality by segment, general loan classification between commercial loans (including most real estate loans, except for 1-4 family mortgages, and commercial and industrial loans) and retail loans (including 1-4 family mortgages), and geography is presented in the following table.  Loans on non-accrual status are presented.  Following loans on non-accrual status is information related to loans on non-accrual status, including amounts charged off through June 30, 2008 and specific allocations of the allowance for loan losses (ALL) related to these loans.  Last, information related to our loans 90+ days past due, but still accruing interest, are also presented.

	Balance	Illinois/ Indiana	Florida	Commercial	Retail
	6/30/2008	6/30/2008	6/30/2008	6/30/2008	6/30/2008
Non-Accrual Loans
Busey Bank	$39,032	$13,607	$25,425	$37,098	$1,934
Busey Bank, N.A.	14,123	—	14,123	6,329	7,794
	$53,155	$13,607	$39,548	$43,427	$9,728
2008 Charge offs on Non-Accrual Loans
Busey Bank	$10,520	$5,520	$5,000	$10,053	$467
Busey Bank, N.A.	5,482	—	5,482	1,943	3,539
	$16,002	$5,520	$10,482	$11,996	$4,006
Specific Allocation of ALL
Busey Bank	$7,283	$2,833	$4,450	$7,233	$50
Busey Bank, N.A.	1,112	—	1,112	100	1,012
	$8,395	$2,833	$5,562	$7,333	$1,062
90+ Days Past Due
Busey Bank	$5,032	$5,032	$—	$2,588	$2,444
Busey Bank, N.A.	454	—	454	149	305
	$5,486	$5,032	$454	$2,737	$2,749

Non-performing loans increased $26.7 million primarily related to increased non-accrual loans.  Busey Bank’s non-accrual loans increased $26.3 million due primarily to four loans to two different customers (two loans each) in its Florida loan production office that totaled $23.8 million at June 30, 2008.  We have charged off $2.0 million and have $4.2 million of specific allowance allocated to these loans.  We expect to collect the remaining amount through the eventual sale of the underlying collateral.

Overall, Busey Bank has charged off $10.5 million of original principal balance on loans on non-accrual status through June 30, 2008.  Busey Bank, N.A. has charged off $5.5 million of original principal balance on loans on non-accrual status through June 30, 2008. Charge offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but gross of related specific allocations of ALL.  In summary, if we had not charged off the $16.0 million, our non-accrual loans would have been $16.0 million higher than the $53.2 million.

Our ALL as a percentage of non-performing loans has decreased below 100% due to the $16.0 million of charge-offs taken against current non-accrual loans.  As loan balances are charged off to reflect the loss we expect upon final resolution of the loan collection process, no additional allowance has been deemed necessary to cover the expected loss related to that loan.  Certain loans will have amounts charged off and a specific allocation of ALL assigned to the loan.  In this case, we expect a loss, but a reasonable possibility exists the loss will not be as large as we estimate.  Therefore, the known loss is charged off and the remaining potential loss is assigned a specific allocation of ALL.

First Busey continues to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision are made based upon all information available at that time.  The provision reflects managements’ analysis of additional allowance for loan losses necessary to cover potential losses in our loan portfolios. Management believes the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  First Busey may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gain further information concerning existing problem loans, particularly in the southwest Florida market.

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses.  Potential problem loans were at $85.2 million at June 30, 2008, compared to $62.6 million at March 31, 2008 and $26.3 million at December 31, 2007.  The increase in potential problem loans related to the decline in the overall real estate markets and the current economic and credit environment.  Geographically, the increase in potential problem loans was primarily related to the southwest Florida market.

Beginning at the end of 2007, we began to restructure more loans.  We restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.  We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief.  At June 30, 2008, the total amount of loans operating under restructured terms was insignificant.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $35.0 million, of which $18.0 million was available as of June 30, 2008.

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

CAPITAL RESOURCES

First Busey and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and its bank subsidiaries must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2008, that First Busey and its bank subsidiaries were considered “well capitalized” pursuant to the appropriate regulators’ thresholds and standards.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2008:

Total Capital (to Risk-weighted Assets)
Consolidated	$341,745	10.21%	$267,759	8.00%	N/A	N/A
Busey Bank	$324,542	10.94%	$237,400	8.00%	$296,750	10.00%
Busey Bank, N.A.	$49,527	14.14%	$28,019	8.00%	$35,024	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$298,848	8.93%	$133,880	4.00%	N/A	N/A
Busey Bank	$286,540	9.66%	$118,700	4.00%	$178,050	6.00%
Busey Bank, N.A.	$45,106	12.88%	$14,010	4.00%	$21,015	6.00%

Tier I Capital (to Average Assets)
Consolidated	$298,848	7.53%	$158,697	4.00%	N/A	N/A
Busey Bank	$286,540	8.10%	$141,462	4.00%	$176,827	5.00%
Busey Bank, N.A.	$45,106	10.38%	$17,381	4.00%	$20,726	5.00%

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

Market Value of Investment Securities. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income (loss).  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the market value and potential sale proceeds could be materially different in the event of a sale.

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

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is conducted by senior officers who are members of First Busey’s independent holding company credit review and risk management department, and is reviewed by senior management of the banks and holding company.  The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in nonperforming loans, reviews of certain impaired loans, and review of loans identified as sensitive assets.  Sensitive assets include nonaccrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having more than reasonable potential for loss.

The allowance for loan losses consists of specific, general and unallocated components.  The specific component considers loans that are classified as doubtful, substandard or special mention.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan.  The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Valuation of Goodwill and Intangible Assets. Goodwill and other intangibles with indefinite lives are not amortized but instead are periodically tested for impairment. Management performs an impairment analysis for the intangible assets with indefinite lives on an annual basis and determined that there was no impairment as of December 31, 2007. The valuation is determined using discounted cash flows of forecasted earnings, estimated sales price based on recent observable market transactions and/or market capitalization based on current stock price. If impairment was deemed to exist, a write down of the asset would occur with a charge to earnings. The impairment analysis requires management to make subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, technology, changes in discount rates and specific industry and market conditions.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of June 30, 2008:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$607	$—	$—	$—	$—	$607
Federal funds sold	—	—	—	—	—	—
Investment securities
U.S. Governments	16,001	31,180	50,297	71,568	169,781	338,827
Obligations of states and political subdivisions	2,168	352	5,856	5,727	84,012	98,115
Other securities	6,116	5,036	6,526	9,955	116,316	143,949
Loans (net of unearned int.)	1,236,162	202,193	229,676	398,675	1,099,999	3,166,705
Total rate-sensitive assets	$1,261,054	$238,761	$292,355	$485,925	$1,470,108	$3,748,203

Interest-bearing transaction
deposits	$78,751	$—	$—	$—	$—	$78,751
Savings deposits	156,858	—	—	—	—	156,858
Money market deposits	1,222,385	—	—	—	—	1,222,385
Time deposits	132,648	212,529	327,444	356,557	310,339	1,339,517
Short-term borrowings:
Federal funds purchased and repurchase agreements	210,332	2,540	2,562	2,300	—	217,734
Short-term borrowings	92,000	—	—	25,000	—	117,000
Long-term debt	40,000	7,000	—	7,085	97,825	151,910
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,932,974	$247,069	$330,006	$390,942	$438,164	$3,339,155
Rate-sensitive assets less rate-sensitive liabilities	$(671,920)	$(8,308)	$(37,651)	$94,983	$1,031,944	$409,048

Cumulative Gap	$(671,920)	$(680,228)	$(717,879)	$(622,896)	$409,048
Cumulative amounts as a percentage of total rate-sensitive assets	(17.93)%	(18.15)%	(19.15)%	(16.62)%	10.91%
Cumulative ratio	0.65	0.69	0.71	0.79	1.12

The funds management policy of First Busey requires the banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods.  As of June 30, 2008, although the Company was outside of those guidelines, the banks were within those guidelines.

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $622.9 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at June 30, 2008, indicates we would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the over the same period.

First Busey’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at June 30, 2008, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment.  Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at June 30, 2008, and December 31, 2007 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

June 30, 2008	(0.86)%	1.55%	(2.04)%	(4.45)%

December 31, 2007	(2.01)%	(0.33)%	0.07%	(0.05)%

The negative impact of an immediate and permanent interest rate shift in either direction is a reflection of the current low interest rate environment and our liability sensitive balance sheet through a one year period, as demonstrated in the gap schedule on the previous page.  Due to the already low interest rates on deposits, a downward shift in interest rates may not be able to be fully absorbed by the rate sensitive liabilities at the 200 basis point decrease level.  Thus, our rate sensitive assets’ decline in interest rates would have a greater impact on net interest income than the decline in interest rate on our rate sensitive liabilities.  If interest rates were to rise, a greater amount of our rate sensitive liabilities would reprice up over the subsequent year as compared to our rate sensitive assets, as seen in the gap schedule.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, First Busey did not make any changes in its internal control over financial reporting or other factors that materially affected, or were reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

Not Applicable

ITEM 1A:  Risk Factors

There have been no material changes from risk factors as previously disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents for the periods indicated a summary of the purchases made by or on behalf of First Busey of shares of its common stock.

			Total	Maximum
			Number of	Number of
			Shares	Shares
			Purchased	that May
			as Part of	Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid per	Plans or	Plans or
	Purchased	Share	Programs	Programs (1)

April 1 – 30, 2008	—	—	—	983,155
May 1 – 31, 2008	87,500	18.82	87,500	895,655
June 1 – 30, 2008	—	—	—	895,655
Total	475,000	$18.88	475,000	895,655

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

ITEM 3: Defaults upon Senior Securities

Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of First Busey was held on May 20, 2008.  The stockholders approved the election of Directors with the votes cast as follows:

	For	Withheld
Election of Directors
Director
Joseph M. Ambrose	29,610,211	6,347,711
David J. Downey	29,576,177	6,381,745
Van A. Dukeman	29,703,045	6,254,877
David L. Ikenberry	29,703,206	6,254,716
E. Phillips Knox	29,572,338	6,385,584
V. B. Leister, Jr.	29,695,554	6,262,368
Gregory B. Lykins	29,700,504	6,257,418
August C. Meyer, Jr.	29,539,077	6,418,845
Douglas C. Mills	29,544,304	6,413,618
George T. Shapland	29,604,679	6,353,243

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

Date: August 8, 2008