Form 10-Q
period 2008-09-30
FIRST BUSEY CORP /NV/
filed 2008-11-10
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2008                  Commission File No. 0-15950

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2008
Common Stock, $.001 par value	35,789,641

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Unaudited)

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Assets
Cash and due from banks	$93,443	$125,228
Federal funds sold	—	459
Securities available for sale	619,984	610,422
Loans (net of allowance for loan losses 2008 $48,674 ; 2007 $42,560)	3,180,720	3,010,665
Premises and equipment	81,979	80,400
Cash surrender value of bank owned life insurance	34,098	32,721
Goodwill	248,845	247,964
Other intangible assets	29,135	32,523
Other assets	51,015	52,543
Total assets	$4,339,219	$4,192,925
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$359,028	$389,672
Interest bearing	2,939,343	2,817,526
Total deposits	$3,298,371	$3,207,198

Federal funds purchased and securities sold under agreements to repurchase	227,386	203,119
Short-term borrowings	72,000	10,523
Long-term debt	134,910	150,910
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	37,692	36,478
Total liabilities	$3,825,359	$3,663,228

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	$—	$—
Common stock, $.001 par value, authorized 60,000,000 shares; issued – 37,546,497	38	38
Surplus	393,174	392,726
Retained earnings	154,326	157,185
Accumulated other comprehensive income	724	4,132
Total stockholders’ equity before treasury stock and unearned ESOP shares	$548,262	$554,081
Treasury stock, at cost – 2008 1,658,386; 2007 1,130,708	(32,317)	(22,299)
Unearned ESOP shares – 100,000 shares	(2,085)	(2,085)
Total stockholders’ equity	$513,860	$529,697
Total liabilities and stockholders’ equity	$4,339,219	$4,192,925

Common shares outstanding at period end	35,788,111	36,315,789

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$149,033	$122,937
Interest and dividends on investment securities:
Taxable interest income	15,977	11,823
Non-taxable interest income	2,838	2,300
Dividends	123	367
Interest on Federal funds sold	173	990
Total interest income	$168,144	$138,417
Interest expense:
Deposits	$61,701	$58,028
Federal funds purchased and securities sold under agreements to repurchase	3,257	2,795
Short-term borrowings	1,691	223
Long-term debt	4,615	5,420
Junior subordinated debt owed to unconsolidated trusts	2,651	3,015
Total interest expense	$73,915	$69,481
Net interest income	$94,229	$68,936
Provision for loan losses	22,450	2,775
Net interest income after provision for loan losses	$71,779	$66,161

Other income:
Trust	$10,113	$6,090
Remittance processing	9,089	1,746
Service charges on deposit accounts	8,837	6,447
Other service charges and fees	3,413	2,575
Commissions and brokers’ fees, net	2,180	1,949
Gain on sales of loans	3,448	2,414
Security gains, net	509	2,995
Other operating income	6,457	3,125
Total other income	$44,046	$27,341
Other expenses:
Salaries and wages	$34,897	$25,397
Employee benefits	8,430	4,995
Net occupancy expense of premises	7,115	4,814
Furniture and equipment expenses	6,256	3,049
Data processing	4,886	2,731
Amortization of intangible assets	3,388	1,385
Other operating expenses	17,652	11,244
Total other expenses	$82,624	$53,615
Income before income taxes	$33,201	$39,887
Income taxes	9,789	12,777
Net income	$23,412	$27,110
Basic earnings per share	$0.65	$1.09
Diluted earnings per share	$0.65	$1.09
Dividends declared per share of common stock	$0.60	$0.59

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$48,771	$51,190
Interest and dividends on investment securities:
Taxable interest income	5,064	5,969
Non-taxable interest income	948	832
Dividends	46	108
Interest on Federal funds sold	65	703
Total interest income	$54,894	$58,802
Interest expense:
Deposits	$19,680	$24,521
Federal funds purchased and securities sold under agreements to repurchase	944	1,350
Short-term borrowings	489	158
Long-term debt	1,494	1,748
Junior subordinated debt owed to unconsolidated trusts	846	1,013
Total interest expense	$23,453	$28,790
Net interest income	$31,441	$30,012
Provision for loan losses	8,000	1,795
Net interest income after provision for loan losses	$23,441	$28,217

Other income:
Trust	$3,342	$2,691
Remittance processing	3,114	1,746
Service charges on deposit accounts	3,293	2,533
Other service charges and fees	1,112	900
Commissions and brokers’ fees, net	792	707
Gain on sales of loans	1,082	994
Security gains, net	7	2,065
Other operating income	3,135	1,376
Total other income	$15,877	$13,012
Other expenses:
Salaries and wages	$11,534	$11,698
Employee benefits	2,708	2,058
Net occupancy expense of premises	2,326	1,988
Furniture and equipment expenses	1,989	1,370
Data processing	1,570	1,715
Amortization of intangible assets	1,129	876
Other operating expenses	6,123	4,690
Total other expenses	$27,379	$24,395
Income before income taxes	$11,939	$16,834
Income taxes	3,122	5,324
Net income	$8,817	$11,510
Basic earnings per share	$0.25	$0.37
Diluted earnings per share	$0.25	$0.36
Dividends declared per share of common stock	$0.20	$0.18

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$23,412	$27,110
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	52	611
Depreciation and amortization	8,922	5,087
Provision for loan losses	22,450	2,775
Provision for deferred income taxes	(2,765)	(154)
Accretion of security discounts, net	(784)	(1,686)
Security gains, net	(509)	(2,995)
Gain on sales of loans	(3,448)	(2,414)
Increase in cash surrender value of bank owned life insurance	(1,377)	(1,217)
Increase (decrease) in deferred compensation, net	2	(2,544)
Change in assets and liabilities:
(Increase) decrease in other assets	(2,313)	352
Increase (decrease) in other liabilities	3,357	(2,108)
(Decrease) increase in interest payable	(2,475)	463
Decrease in income taxes receivable	6,236	244
Increase in income taxes payable	914	—
Net cash provided by operating activities before loan originations and sales	$51,674	$23,524

Loans originated for sale	(221,501)	(175,102)
Proceeds from sales of loans	229,890	180,285
Net cash provided by operating activities	$60,063	$28,707

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	24,507	51,200
Proceeds from maturities of securities classified available for sale	229,593	220,574
Purchase of securities classified available for sale	(268,024)	(252,001)
Decrease (increase) in Federal funds sold	459	(3,500)
Increase in loans	(203,636)	(74,940)
Proceeds from sale of premises and equipment	742	48
Proceeds from sale of ORE properties	3,241	775
Purchases of premises and equipment	(7,855)	(7,262)
Purchase of subsidiary, net of cash and due from banks acquired	—	53,461
Net cash used in investing activities	$(220,973)	$(11,645)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
	(dollars in thousands)
Cash Flows From Financing Activities
Net increase in certificates of deposit	$248,676	$33,179
Net (decrease) increase in demand, money market and savings deposits	(157,503)	66,108
Cash dividends paid	(21,523)	(12,662)
Net increase (decrease) in Federal funds purchased and securities sold under agreements to repurchase	24,267	(14,074)
Proceeds from short-term borrowings	616,000	9,000
Principal payments on short-term borrowings	(554,523)	(26,000)
Proceeds from issuance of long-term debt	26,000	—
Principal payments on long-term debt	(42,000)	(20,825)
Purchase of treasury stock	(10,622)	(7,685)
Proceeds from sale of treasury stock	353	618
Net cash provided by financing activities	$129,125	$27,659
Net (decrease) increase in cash and due from banks	$(31,785)	$44,721
Cash and due from banks, beginning	$125,228	$63,316
Cash and due from banks, ending	$93,443	$108,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Other real estate acquired in settlement of loans	$6,190	$2,167
Cash payments for:
Interest	$76,737	$69,225
Income taxes	$6,145	$12,460

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net income	$8,817	$11,510	$23,412	$27,110
Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$(2,274)	$2,297	$(5,146)	$2,027
Less adjustment for gains included in net income	(7)	(2,065)	(509)	(2,995)
Other comprehensive (loss) income, before tax	$(2,281)	$232	$(5,655)	$(968)
Income taxes (benefit) related to items of other comprehensive (loss) income	(907)	92	(2,247)	(385)
Other comprehensive (loss) income, net of tax	$(1,374)	$140	$(3,408)	$(583)
Comprehensive income	$7,443	$11,650	$20,004	$26,527

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

The accompanying consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments, except those related to the merger with Main Street, are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The merger was accounted for under the purchase method of accounting, which resulted in goodwill of $194.5 million equaling the excess of the purchase price over the fair value of identifiable assets.  During the nine months ended September 30, 2008, the purchase price and resultant amount allocated to goodwill increased by $0.9 million related to an adjustment of the value of the assumed Main Street stock options and minor purchase accounting adjustments. Goodwill is not amortized, but is subject to at least annual impairment testing.  However, a portion of goodwill has been allocated to the future tax benefits arising from stock options assumed in the merger.  As these benefits are recorded, an equal adjustment to the allocated goodwill is recorded.  For the nine months ended September 30, 2008, an insignificant amount of goodwill reductions related to stock options assumed were recorded. Identifiable intangibles of $31.3 million were recorded related to core deposit and customer relationship intangibles.  The identifiable intangibles are being amortized using accelerated methods over a period of 10 years.

Unaudited pro forma operating results for the three and nine months ended September 30, 2007, in thousands, giving effect to the Main Street merger as if it had occurred as of January 1, 2007, are as follows:

	Three Months Ended	Nine Months Ended
Total interest income	$66,787	$192,700
Total interest expense	32,525	95,023
Provision for loan losses	1,948	3,978
Other income	15,165	41,457
Other expense	28,947	80,697
Income before income taxes	$18,532	$54,459
Income taxes	5,893	17,424
Net income	$12,639	$37,035

Shares outstanding:
Weighted average basic	36,582	36,582
Weighted average fully-dilutive	36,842	36,842

Earnings per share – basic	$0.35	$1.01
Earnings per share – diluted	$0.34	$1.01

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

Note 4:  Unrealized Losses on Investment Securities

The following presents information pertaining to securities with gross unrealized losses as of September 30, 2008, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
September 30, 2008:
U.S. Treasury	299	11	—	—	299	11
U.S. government agencies and corporations	96,907	459	—	—	96,907	459
State and municipal	52,496	2,014	2,210	52	54,706	2,066
Mortgage-backed	89,100	1,269	—	—	89,100	1,269
Corporate	2,564	146	159	40	2,723	186
Subtotal, debt securities	$241,366	$3,899	$2,369	$92	$243,735	$3,991

Equity securities	146	42	7	32	153	74

Total temporarily impaired securities	$241,512	$3,941	$2,376	$124	$243,888	$4,065

The total number of investment securities in an unrealized loss position as of September 30, 2008 was 218, 204 less than 12 months and 14 greater than 12 months. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Note 5: Loans

The major classifications of loans as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
	(dollars in thousands)

Commercial	$439,390	$442,994
Real estate construction	762,510	731,150
Real estate - farmland	52,179	49,665
Real estate - 1-4 family residential mortgage	750,293	747,021
Real estate - multifamily mortgage	252,658	187,796
Real estate - non-farm nonresidential mortgage	875,613	797,474
Installment	59,209	54,849
Agricultural	36,088	40,469
	$3,227,940	$3,051,418
Plus:
Net deferred loan costs	1,454	1,807
	3,229,394	3,053,225
Less:
Allowance for loan losses	48,674	42,560
Net loans	$3,180,720	$3,010,665

Loans held for sale are primarily real estate – 1-4 family residential mortgage loans with fair values and carrying amounts, respectively, of $17.1 million and $17.1 million at September 30, 2008 and $22.8 million and $22.4 million at December 31, 2007.

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)

Balance, beginning of year	$42,560	$23,588
Provision for loan losses	22,450	2,775
Allowance as result of merger	—	12,898
Recoveries applicable to loan balances previously charged off	830	456
Loan balances charged off	(17,166)	(1,519)
Balance, September 30	$48,674	$38,198

Non-performing loans were as follows:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Non-accrual loans	$59,347	$15,370
Loans 90+ days past due, still accruing	11,847	4,710
Total non-performing loans	$71,194	$20,080

Note 6: Earnings Per Share

Net income per common share has been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)

Net income	$8,817	$11,510	$23,412	$27,110
Shares:
Weighted average common shares outstanding	35,787	31,464	35,853	24,834

Dilutive effect of outstanding options as determined by the application of the treasury stock method	69	191	119	105
Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	35,856	31,655	35,972	24,939

Basic earnings per share	$0.25	$0.37	$0.65	$1.09

Diluted earnings per share	$0.25	$0.36	$0.65	$1.09

Note 7: Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented. As of September 30, 2008, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase. The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

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

Number of options granted	67,500
Exercise Price	$17.12
Estimated forfeiture rate	—
Risk-free interest rate	3.66%
Expected life, in years	4.6
Expected volatility	16.0%
Expected dividend yield	4.67%
Estimated fair value per option	$1.62

A summary of the status of and changes in the Company’s stock option plans for the nine months ended September 30, 2008 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at beginning of year	2,033,989	$17.08
Granted	67,500	17.12
Exercised	78,491	15.84
Forfeited	18,450	19.82
Outstanding at end of period	2,004,548	$17.10	3.90

Exercisable at end of period	1,917,048	$17.05	3.74

The total intrinsic value of stock options exercised in the nine months ended September 30, 2008 and 2007 was $0.4 million for both periods.

The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Intrinsic Value	Number	Intrinsic Value
	(intrinsic value in thousands)

$11.29-12.00	439,404	$11.72	2.56		439,404
14.56-16.03	323,565	15.29	3.36		323,565
18.07-19.83	341,050	19.42	0.89		341,050
17.12-21.90	697,529	19.26	6.65		610,029
20.16-20.71	203,000	20.31	3.21		203,000

	2,004,548	$17.10	3.90	$3,984	1,917,048	$3,902

Stock option expense and stock expense remaining to be recognized was insignificant for the Company as of and for the three- and nine-month periods ended September 30, 2008 and 2007.

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

Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. There were no unrecognized tax benefits as of January 1, 2007. There have been no adjustments to unrecognized tax benefits since January 1, 2008. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to September 30, 2008.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses. The Company has no accruals for payments of interest and penalties at September 30, 2008.

At September 30, 2008, the Company was under examination by the Illinois Department of Revenue for tax years 2005-2006.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2008:

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation. As of September 30, 2008, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

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

The Company’s and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments. The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$752,540	$722,677
Standby letters of credit	43,003	46,698

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2008, and December 31, 2007, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of September 30, 2008, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of interest rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
	(dollars in thousands)		(dollars in thousands)
Goodwill:
Busey Bank	$202,135	$201,273	$3,882,606	$3,699,454
Busey Bank, N.A.	22,601	22,601	431,202	451,195
FirsTech	8,992	8,992	19,826	19,285
Busey Wealth Management	11,694	11,694	25,994	26,959
All Other	3,423	3,404	(20,409)	(3,968)
Total Goodwill	$248,845	$247,964	$4,339,219	$4,192,925

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$49,140	$51,495	$149,651	$117,666
Busey Bank, N.A.	5,757	7,253	18,532	20,628
FirsTech	11	6	28	6
Busey Wealth Management	69	78	257	219
All Other	(83)	(30)	(324)	(102)
Total Interest Income	$54,894	$58,802	$168,144	$138,417

Interest Expense:
Busey Bank	$19,201	$23,412	$60,253	$54,193
Busey Bank, N.A.	3,061	3,906	9,790	10,950
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	1,191	1,472	3,872	4,338
Total Interest Expense	$23,453	$28,790	$73,915	$69,481

Other Income:
Busey Bank	$6,897	$7,594	$21,647	$17,267
Busey Bank, N.A.	415	419	1,254	1,433
FirsTech	3,144	1,799	9,233	1,799
Busey Wealth Management	3,696	2,011	10,934	6,082
All Other	1,725	1,189	978	760
Total Other Income	$15,877	$13,012	$44,046	$27,341

Net Income (loss):
Busey Bank	$8,064	$11,240	$26,061	$27,258
Busey Bank, N.A.	(1,393)	366	(4,442)	1,008
FirsTech	705	306	2,037	306
Busey Wealth Management	766	575	2,083	1,739
All Other	675	(977)	(2,327)	(3,201)
Total Net Income	$8,817	$11,510	$23,412	$27,110

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

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, $59.3 million at September 30, 2008, and loans with a portion of the allowance for loan losses allocated specific to the loan, $14.6 million at September 30, 2008.  Collateral values are estimated using level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

The following table summarizes financial assets and financial liabilities measured at fair value as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)

Recurring
Securities available-for-sale	$5,023	$614,961	$—	$619,984
Non-recurring
Impaired Loans	—	—	73,891	73,891

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at September 30, 2008.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “we”, or “our”) at September 30, 2008 (unaudited), as compared with December 31, 2007, and the results of operations for the three and nine months ended September 30, 2008 and 2007 (unaudited). Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2007 Annual Report on Form 10-K.

SUMMARY

Recent Developments

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as First Busey. Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the challenges affecting the U.S. banking system and financial markets and attempt to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “Stabilization Act”). The Stabilization Act authorizes the Secretary of the U.S. Treasury and the Federal Deposit Insurance Corporation (the “FDIC”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system. Pursuant to the Stabilization Act, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity interests in eligible financial institutions that wish to participate. This program, known as the Capital Purchase Program, allocates $250 billion from the $700 billion authorized by the Stabilization Act to the U.S. Treasury for the purchase of senior preferred shares from qualifying financial institutions. Eligible institutions will be able to sell equity interests to the U.S. Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock from the participating institutions with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds equity issued under the Capital Purchase Program. Many financial institutions have already announced that they will participate in the Capital Purchase Program. We are considering whether or not to participate in the Capital Purchase Program.

Also on October 14, 2008, using the systemic risk exception to the FDIC Improvement Act of 1991, the U.S. Treasury authorized the FDIC to provide a 100% guarantee of newly-issued senior unsecured debt and deposits in non-interest bearing accounts at FDIC insured institutions. Initially, all eligible financial institutions will automatically be covered under this program, known as the Temporary Liquidity Guarantee Program, without incurring any fees for a period of 30 days. Coverage under the Temporary Liquidity Guarantee Program after the initial 30-day period is available to insured financial institutions at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing deposits. After the initial 30-day period, institutions will continue to be covered under the Temporary Liquidity Guarantee Program unless they inform the FDIC that they have decided to opt out of the program. We are assessing whether to participate in the Temporary Liquidity Guarantee Program, although we currently anticipate that we will participate in the insurance program covering the non-interest bearing deposits but not participate in the program to guarantee unsecured senior debt.

Under the Troubled Asset Auction Program, another initiative based on the authority granted by the Stabilization Act, the U.S. Treasury, through a newly-created Office of Financial Stability, will purchase certain troubled mortgage-related assets from financial institutions in a reverse-auction format. Troubled assets eligible for purchase by the Office of Financial Stability include residential and commercial mortgages originated on or before March 14, 2008, securities or obligations that are based on such mortgages, and any other financial instrument that the Secretary of the U.S. Treasury determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, is necessary to promote financial market stability. The U.S. Treasury has not issued any definitive guidance regarding this program and we have not determined whether or not we will participate.

Under the Stabilization Act, the U.S. Treasury is also required to establish a program that will guarantee principal of, and interest on, troubled assets originated or issued prior to March 14, 2008, including mortgage-backed securities. The program may take any form and may vary by asset class, but it must be voluntary and self-funding. The U.S. Treasury has the authority to set premiums to reflect the credit risk characteristics of the insured assets. The U.S. Treasury has solicited requests for comments on how the program should be structured but no program has been implemented to date. The Stabilization Act also temporarily increases the amount of insurance coverage of deposit accounts held at FDIC-insured depository institutions, including Busey Bank and Busey Bank, NA, from $100,000 to $250,000. The increased coverage is effective during the period from October 3, 2008 until December 31, 2009.

It is not clear at this time what impact the Stabilization Act, the Capital Purchase Program, the Temporary Liquidity Guarantee Program, the Troubled Asset Auction Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on our future financial condition and results of operations.

The preceding is a summary of recently enacted laws and regulations that could materially impact our results of operations or financial condition. This discussion is qualified in its entirety by reference to such laws and regulations and should be read in conjunction with “Supervision and Regulation” discussion contained in our 2007 Annual Report on Form 10-K.

Capital

First Busey and its subsidiary banks are considered “well-capitalized” pursuant to applicable regulatory guidelines. However, given our growth opportunities and the difficult credit market, we believe that it is prudent for us to raise additional capital. Tough economic times present us with both challenges and opportunities. Additional capital will allow us to take advantage of organic and external growth opportunities.

On September 19, 2008, we filed a registration statement with the SEC to offer $30.0 million in trust preferred securities to provide us additional capital. Because of the recently announced Capital Purchase Program to be administered by the US Treasury, we do not plan to move forward with the trust preferred offering until we determine to what extent, if any, we will participate in the Capital Purchase Program.

Merging of Busey Bank and Busey Bank, N.A.

We previously announced that we are working toward the consolidation of our two bank subsidiaries, Busey Bank and Busey Bank, N.A., into one charter. We applied to the Office of the Comptroller of the Currency (“OCC”) to merge Busey Bank and Busey Bank N.A. into a single, OCC bank charter. However, we have decided to withdraw our application at this time. Despite withdrawing the application at this time, it is still the intent of the organization to merge the two banks into one bank in the future.

Main Street Trust, Inc. Merger

First Busey completed its merger of equals with Main Street Trust, Inc. following the close of business on July 31, 2007. The results of operations for the three and nine months ended September 30, 2007 include two months of earnings related to the merger. A condensed pro forma income statement for the three and nine months ended September 30, 2007, as if the merger had taken place on January 1, 2007, is located in Note 3: Business Combinations.

Operating Results

	Three Months Ended			Nine Months Ended
Net Income by Segment	9/30/2008	6/30/2008	9/30/2007	9/30/2008	9/30/2007
	(dollars in thousands, except per share amounts)
Consolidated	$8,817	$4,591	$11,510	$23,412	$27,110
Busey Bank	8,064	6,395	11,240	26,061	27,258
Busey Bank, N.A.	(1,393)	(2,002)	366	(4,442)	1,008
Busey Wealth Management	766	871	575	2,083	1,739
FirsTech	705	703	306	2,037	306

Consolidated EPS, fully-diluted	$0.25	$0.13	$0.36	$0.65	$1.09

Consolidated net income for the three and nine months ended September 30, 2008 was lower than the comparable periods as we recorded $8.0 million and $22.5 million of provision for loan losses during the three and nine months ended September 30, 2008, respectively. Busey Bank and Busey Bank, N.A. recorded $5.6 million and $2.4 million in the third quarter of 2008 and $14.8 million and $7.7 million in the first nine months of 2008 in pre-tax provision for loan losses, respectively. Much of the increased provision pertained to both banks’ loans in the southwest Florida market.

Busey Bank has a loan production office in southwest Florida with $382.2 million in loans at September 30, 2008. Busey Bank, N.A.’s operations are entirely in southwest Florida. Busey Bank, N.A. had $371.6 million in loans at September 30, 2008. Our aggregate southwest Florida loan portfolio totals $753.8 million, or 23.3% of our loan portfolio. The remainder of our loan portfolio is primarily in the downstate Illinois market, with the exception of our branch in the Indianapolis, Indiana market with loans of $155.4 million at September 30, 2008.

Busey Wealth Management’s decrease in net income during the third quarter of 2008 reflects challenging market conditions, which lead to decreased brokerage activity and lower fees for assets under care. The increase in net income for the first nine months of 2008 was due to the full year of Main Street Trust’s trust operations in the 2008 results. Main Street Trust’s trust results are included with the Busey Bank results for the two months following the merger in 2007. The trust operations of Main Street were combined with Busey Wealth Management in mid-November 2007.

Overall loan portfolio quality declined in the third quarter of 2008, primarily due to loans greater than 90 days past due. Busey Bank’s loans on non-accrual status increased slightly to $40.8 million at September 30, 2008 compared to $39.0 at June 30, 2008. Busey Bank, N.A.’s loans on non-accrual status increased to $18.5 million at September 30, 2008 as compared to $14.1 million at June 30, 2008. On a consolidated basis, loans accruing, but 90+ days past due increased to $11.8 million at September 30, 2008 as compared to $5.5 million at June 30, 2008. The increase in 90+ days past due is primarily attributable to Busey Bank, where 90+ days past due loans increased $6.2 million.

The allowance for loan losses was $48.7 million at September 30, 2008, up from $42.6 million at December 31, 2007. Allowance for loan losses coverage of non-performing loans decreased due to the large amount of charge-offs taken during the second and third quarters of 2008. As we charge off portions of loan balances, the allowance for loan losses becomes less significant with respect to these loans.

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

Champaign County is home to the University of Illinois – Urbana/Champaign, the University’s primary campus. U of I has in excess of 42,000 students, which has grown annually over the last decade. Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana. Macon County is home to Archer Daniels Midland (ADM), a Fortune 100 company and one of the largest agricultural processors in the world. ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena. Additionally, Macon County is home to Millikin University and its healthcare providers serve a significant role in the market. McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University. State Farm, a Fortune 100 company, is the largest employer in McLean County, Country Financial and the universities provide additional stability to a growing area of downstate Illinois. Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University in addition to a large health care presence serving much of the western portion of downstate Illinois. The institutions noted above, coupled with over $1.5 billion in agricultural output, anchor the communities in which they are located, and have provided a stable foundation for housing, employment and small business.

Southwest Florida has been affected by the current economic downturn as severely as any location in the United States. Southwest Florida experienced double digit percentage value deterioration in commercial and residential real estate values over the past two years. Some commentators have noted that it appears the worst of the downturn in southwest Florida has occurred. However, this does not mean southwest Florida has turned a corner or that our problems are over in this market. Management expects that it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago. Management believes that the southwest Florida economy will be strong again and southwest Florida remains in our plans for the future.

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

 AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008			2007			Change due to (1)
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$301	$—	—%	$366	$4	4.34%	$(1)	$(3)	$(4)
Federal funds sold	14,146	65	1.82%	57,585	703	4.84%	(350)	(288)	(638)
Investment securities
U.S. Government obligations	348,121	3,456	3.94%	400,148	5,579	5.53%	(660)	(1,463)	(2,123)
Obligations of states and political subdivisions (1)	97,416	1,458	5.94%	84,527	1,281	6.01%	192	(15)	177
Other securities	149,860	1,654	4.38%	72,167	493	2.71%	739	422	1,161
Loans (net of unearned interest)(1) (2)	3,194,361	48,858	6.07%	2,689,472	51,286	7.57%	8,585	(11,013)	(2,428)
Total interest-earning assets	$3,804,205	$55,491	5.79%	$3,304,265	$59,346	7.13%	$8,505	$(12,360)	$(3,855)

Cash and due from banks	101,746			65,605
Premises and equipment	82,270			58,564
Allowance for loan losses	(46,823)			(32,841)
Other assets	359,728			243,568

Total Assets	$4,301,126			$3,639,161

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$29,412	$35	0.47%	$143,045	$603	1.67%	$(298)	$(270)	$(568)
Savings deposits	156,166	198	0.50%	136,847	299	0.87%	38	(139)	(101)
Money market deposits	1,226,046	4,212	1.36%	1,021,184	8,541	3.32%	1,459	(5,788)	(4,329)
Time deposits	1,526,909	15,235	3.96%	1,241,820	15,078	4.82%	3,124	(2,967)	157
Short-term borrowings:
Federal funds purchased	26,964	154	2.27%	3,878	42	4.30%	141	(29)	112
Repurchase agreements	144,125	790	2.17%	122,551	1,308	4.23%	200	(718)	(518)
Other	69,771	489	2.78%	11,182	158	5.61%	447	(116)	331
Long-term debt	140,758	1,494	4.21%	138,260	1,748	5.02%	31	(285)	(254)
Junior subordinated debt owed to unconsolidated trusts	55,000	846	6.10%	55,000	1,013	7.31%	—	(167)	(167)
Total interest-bearing liabilities	$3,375,151	$23,453	2.76%	$2,873,767	$28,790	3.97%	$5,142	$(10,479)	$(5,337)

Net interest spread			3.03%			3.16%

Noninterest bearing deposits	374,101			366,280
Other liabilities	38,489			28,212
Stockholders’ equity	513,385			370,902

Total Liabilities and Stockholders’ Equity	$4,301,126			$3,639,161

Interest income / earning assets (1)	$3,804,205	$55,491	5.79%	$3,304,265	$59,346	7.13%
Interest expense / earning assets	$3,804,205	$23,453	2.45%	$3,304,265	$28,790	3.46%

Net interest margin (1)		$32,038	3.34%		$30,556	3.67%	$3,363	$(1,881)	$1,482

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2008 and 2007.

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008			2007			Change due to (1)
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$416	$4	1.28%	$242	$9	4.97%	$4	$(9)	$(5)
Federal funds sold	8,659	173	2.67%	24,637	990	5.37%	(460)	(357)	(817)
Investment securities
U.S. Government obligations	372,677	12,039	4.32%	272,940	10,706	5.24%	3,448	(2,115)	1,333
Obligations of states and political subdivisions (1)	102,215	4,366	5.71%	78,534	3,539	6.02%	1,020	(193)	827
Other securities	128,892	4,057	4.20%	55,948	1,475	3.52%	2,247	335	2,582
Loans (net of unearned interest)(1) (2)	3,131,100	149,305	6.37%	2,199,011	123,205	7.49%	46,559	(20,459)	26,100
Total interest-earning assets	$3,743,959	$169,944	6.06%	$2,631,312	$139,924	7.11%	$52,818	$(22,798)	$30,020

Cash and due from banks	103,060			56,618
Premises and equipment	81,808			46,927
Allowance for loan losses	(44,181)			(26,775)
Other assets	359,123			161,667

Total Assets	$4,243,769			$2,869,749

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$36,620	$209	0.76%	$64,122	$781	1.63%	$(255)	$(317)	$(572)
Savings deposits	155,617	659	0.57%	112,602	782	0.93%	243	(366)	(123)
Money market deposits	1,266,301	15,369	1.62%	842,004	20,288	3.22%	7,675	(12,594)	(4,919)
Time deposits	1,408,843	45,464	4.31%	1,004,150	36,177	4.82%	13,425	(4,138)	9,287
Short-term borrowings:
Federal funds purchased	26,018	487	2.50%	7,526	375	6.66%	463	(351)	112
Repurchase agreements	142,023	2,770	2.61%	76,904	2,420	4.21%	1,516	(1,166)	350
Other	78,853	1,691	2.86%	5,459	223	5.46%	1,623	(155)	1,468
Long-term debt	136,822	4,615	4.51%	145,038	5,420	5.00%	(293)	(512)	(805)
Junior subordinated debt owed to unconsolidated trusts	55,000	2,651	6.44%	55,000	3,015	7.33%	—	(364)	(364)
Total interest-bearing liabilities	$3,306,097	$73,915	2.99%	$2,312,805	$69,481	4.02%	$24,397	$(19,963)	$4,434

Net interest spread			3.07%			3.09%

Noninterest bearing deposits	380,386			276,874
Other liabilities	39,692			21,724
Stockholders’ equity	517,594			258,346

Total Liabilities and Stockholders’ Equity	$4,243,769			$2,869,749

Interest income / earning assets (1)	$3,743,959	$169,944	6.06%	$2,631,312	$139,924	7.11%
Interest expense / earning assets	$3,743,959	$73,915	2.63%	$2,631,312	$69,481	3.53%

Net interest margin (1)		$96,029	3.43%		$70,443	3.58%	$28,421	$(2,835)	$25,586

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2008 and 2007.

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

The increase in average earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2008 over the same period of 2007 related primarily to the merger with Main Street. At the merger date, Main Street added an additional $344.2 million of investments, $1.02 billion of loans and $1.25 billion of deposits. The resulting averages from the merger contribution led to significant increases across all line items.

Our average earning assets have grown throughout 2008, primarily due to growth in our loan portfolio. Average loans for the quarter continue to exceed average loans for the year demonstrating growth in the portfolio over the first and second quarters of 2008. Average interest-bearing deposits increased during the third quarter of 2008 as compared to the year-to-date averages indicating growth in this category. The increase is attributable to the increase in brokered certificates-of-deposit funding, which was offset by a decrease in average short-term borrowings as compared to the year-to-date 2008 average. Neither short-term borrowings nor brokered certificates of deposit are core funding sources for our organization. Therefore, the choice to utilize one source of funding over another typically depends on which funding source is more cost effective.

Yields on interest-earning assets, including investments and loans, were mixed with some categories experiencing the first increased yields in some time. However, our loan portfolio continued to put pressure on our net interest margin as charge-offs and a low interest rate environment caused declining yields for the fourth straight quarter. Our interest-earning asset yields fully absorbed the 200 basis points of interest rate cuts from the first quarter of 2008 and the 25 basis point interest rate cut in April 2008. During October 2008, another 50 basis point rate cut was instituted by the Federal Reserve, which is not reflected in our September 30, 2008 yields. We continue to attempt to absorb the effects of the interest rate cuts through lowering the rates we pay on deposits. However, our ability to lower rates paid on deposits is limited due to the already low deposit rates and competitive pressure. The interest rate cuts also have a downward effect on yields on investments and loans. Although our base lending rate remained unchanged following the latest interest-rate cut, the overall market expects lower lending rates, which places downward rate pressure on new loans. Overall, further downward pressure on interest rates is unlikely to benefit our net interest margin.

Our net interest margin experienced additional downward pressure due to the increase in non-accrual loans and associated interest reversals. As a loan is placed on non-accrual status, it stops accruing interest. Additionally, any interest that has accrued on the loan but has not yet been paid, is reversed. Based upon the amount of non-accrual loans, we estimate the net interest margin impact of non-accrual loans for the three and nine months ended September 30, 2008 to be less than 5 basis points of average earning assets.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies. Please refer to the Notes to Consolidated Financial Statement in our 2007 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
Trust	$3,342	$2,691	24.2%	$10,113	$6,090	66.1%
Remittance processing	3,114	1,746	78.4%	9,089	1,746	420.6%
Service charges on deposit accounts	3,293	2,533	30.0%	8,837	6,447	37.1%
Other service charges & fees	1,112	900	23.6%	3,413	2,575	32.5%
Commissions and brokers’ fees, net	792	707	12.0%	2,180	1,949	11.9%
Gain on sales of loans	1,082	994	8.9%	3,448	2,414	42.8%
Security gains, net	7	2,065	(99.7)%	509	2,995	(83.0)%
Other operating income	3,135	1,376	127.8%	6,457	3,125	106.6%
Total other income	$15,877	$13,012	22.0%	$44,046	$27,341	61.1%

Overall, other income for the three and nine month periods ended September 30, 2008 increased significantly due to the merger with Main Street.  The results for the three- and nine-month periods ended September 30, 2007 include two months of results following the merger with Main Street.  However, trust revenues have been slowed during 2008 due to the declining market conditions, which resulted in decreased brokerage activity and lower assets under care.

Remittance payment processing revenue relates to our payment processing company, FirsTech, which was assumed as part of the Main Street merger.  FirsTech continued to demonstrate solid growth, as demonstrated by the 18.3% revenue increase in third quarter 2008 revenues as compared to a normalized quarter in the same period of 2007.

Commissions and brokers’ fees, net, showed moderate growth for the three and nine month periods ended September 30, 2008 due to the addition of Main Street’s brokerage department.  Although an increase in revenue is shown, difficult market conditions have slightly offset the additional two months revenue from the Main Street merger.

Security gains, net have declined significantly from the levels seen in 2007.  During 2007, we performed an orderly liquidation of a large security position with a significant value in excess of cost.  During the last part of 2007, the value of the security began to steadily decline and the liquidation was put on hold.

Other operating income increased during the third quarter of 2008 compared to the same period in 2007 due primarily to two realized gains in our private equity fund investments.   Our private equity fund investments resulted in $1.9 million of pre-tax income during the first nine months of 2008.

OTHER EXPENSE

	Three Months Ended September 30			Nine Months Ended September 30
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$11,534	$11,698	(1.4)%	$34,897	$25,397	37.4%
Employee benefits	2,708	2,058	31.6%	8,430	4,995	68.8%
Total compensation expense	$14,242	$13,756	3.5%	$43,327	$30,392	42.6%
Net occupancy expense of premises	2,326	1,988	17.0%	7,115	4,814	47.8%
Furniture and equipment expenses	1,989	1,370	45.2%	6,256	3,049	105.2%
Data processing	1,570	1,715	(8.5)%	4,886	2,731	78.9%
Amortization of intangible assets	1,129	876	28.9%	3,388	1,385	144.6%
Other operating expenses	6,123	4,690	30.6%	17,652	11,244	57.0%
Total other expense	$27,379	$24,395	12.2%	$82,624	$53,615	54.1%

Income taxes	$3,122	$5,324	(41.4)%	$9,789	$12,777	(23.4)%
Effective rate on income taxes	26.1%	31.6%		29.5%	32.0%

Efficiency ratio	54.8%	56.7%		56.8%	55.1%

Other expense increased across all categories due to the merger with Main Street.  Overall, for the three- and nine-month periods ended September 30, 2008 our “Other Income” has increased at a rate faster than our “Other Expense”.  Although certain cost efficiencies have been recognized from the merger with Main Street, we have not yet achieved the full efficiencies expected from the merger.   Additional efficiencies are expected in occupancy, and furniture and equipment once initiatives to better physically align our organization are complete.

Total compensation expense increased for the three and nine months ended September 30, 2008 as compared to the same periods in the prior year.  Although compensation expense increased, the expense normalized for the effects of the Main Street merger has decreased.  Only two months of compensation expense resulting from the Main Street merger are included in the September 30, 2007 results.  Additionally, the September 30, 2007 results include $1.5 million in contractual severance payments that resulted from the closing of the merger.

Furniture and equipment expenses increased in the third quarter of 2008 primarily due to the merger with Main Street.  Additionally, a number of remodeling projects were in process during 2008.  These projects contributed to furniture and equipment expense through increased depreciation and other non-capitalized equipment expense.

Data processing expenses increased significantly for the nine month period ended September 30, 2008 primarily due to infrastructure investments we made related to the growth from the merger and to prepare for future growth.   Data processing expenses for the three months ended September 30, 2008 as compared to the same period in 2007 have declined as planned efficiencies are beginning to flow through to the income statement.

Other operating expenses increased during 2008 over 2007 primarily due to the merger with Main Street.  Additionally, marketing efforts following our rebranding, increased FDIC insurance and expenses related to other real estate owned (OREO) have contributed to the increase in other operating expenses.  FDIC insurance expense may continue to increase if the Company elects to participate in the FDIC programs outlined in the Recent Developments section.

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

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest margin plus other income, less security gains and losses.  Since the merger with Main Street, the efficiency ratio has been higher than in previous recent periods.  We have continued to see a decline (positive shift) in the efficiency ratio each quarter since completing the merger.  The efficiency ratio for the three months ended September 30, 2008 is lower than the other periods presented.  The lower efficiency ratio reflects our efforts toward reducing our expense structure.  However, the efficiency ratio for September 30, 2007 periods includes many charges related to the merger with Main Street, while the efficiency ratio for the three months ended September 30, 2008 includes income from our private equity fund investments, which is not expected to be recurring.  We expect our efficiency ratio to return to the low 50% levels we have historically experienced.  However, obtaining our historical levels will be dependent on strengthening our net interest margin through lower levels of nonaccrual loans and higher yields on assets.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	September 30, 2008	December 31, 2007	% Change
	(dollars in thousands)
Assets
Securities available for sale	$619,984	$610,422	1.6%
Loans (net of allowance for loan losses 2008 $48,674 ; 2007 $42,560)	3,180,720	3,010,665	5.6%

Total assets	4,339,219	4,192,925	3.5%

Liabilities
Deposits:
Noninterest-bearing	$359,028	$389,672	(7.9)%
Interest-bearing	2,939,343	2,817,526	4.3%
Total deposits	3,298,371	3,207,198	2.8%

Short-term borrowings	72,000	10,523	584.2%
Long-term debt	134,910	150,910	(10.6)%

Total liabilities	3,825,359	3,663,228	4.4%

Stockholders’ equity	$513,860	$529,697	(3.0)%

First Busey’s balance sheet at September 30, 2008 showed a small amount of growth as compared to the balance sheet at December 31, 2007.  The securities portfolio increased slightly as compared to December 31, 2007.  The growth in the securities portfolio reflects additional pledging requirements of our deposit base.  Our loan-to-deposit ratio increased to 97.9% at September 30, 2008 from 95.2% at December 31, 2007 due to strong loan demand in downstate Illinois.   Loan demand in downstate Illinois has remained strong, largely due to strengths noted in the Economic Conditions of Markets section.   Southwest Florida levels are consistent with levels at December 31, 2007.

Overall, total deposits increased slightly at September 30, 2008 over December 31, 2007 levels.  We have experienced a decline in noninterest-bearing deposits, which has been offset by an increase in our interest-bearing deposits.  The increase in interest-bearing deposits is primarily related to the purchase of brokered certificates-of-deposits to fund our loan growth.  Our current position in brokered deposits is less than 7% of total deposits.  Our increased level of brokered deposits was due to our ability to achieve an effective duration for funding at a low rate through brokered deposits.  Additionally, increased utilization of brokered deposits allows for funding flexibility through decreased use of other funding sources.

Short-term borrowings have increased since December 31, 2007 to fund growth in our balance sheet.  The increase in short-term borrowings more than offsets a decline in long-term debt.  We have chosen to utilize a higher level of short-term borrowings versus long-term debt due to the significant rate differences between short-term funding and long-term debt.  Short-term rates are very low in the current market primarily due to the significant Federal Reserve rate cuts previously noted.  However, the market has yet to reprice long-term rates down in the same manner as short-term rates.

Stockholders’ equity decreased $15.8 million due to four primary reasons.  First, we adopted a new accounting standard related to bank owned life insurance that required an initial liability of $4.7 million upon adoption.  The offset of this initial liability was a reduction of retained earnings in the same amount.  Second, we paid three dividends, totaling $21.5 million, in January, April and July 2008 to our stockholders.  Third, we repurchased $10.6 million of our stock during the first nine months of 2008.  The repurchase represented 562,500 shares of First Busey stock removed from the marketplace.  Fourth, the after-tax value of our investment portfolio decreased by $3.4 million compared to December 31, 2007.  These reductions were offset by 2008 net income of $23.4 million, sales of treasury stock and a $0.7 million adjustment to surplus related to an adjustment of the merger value of Main Street’s assumed stock options.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	September 30, 2008	June 30, 2008	December 31, 2007	September 30, 2007
	(dollars in thousands)
Non-accrual loans	$59,347	$53,155	$15,370	$17,847
Loans 90+ days past due, still accruing	11,847	5,486	4,710	6,065
Total non-performing loans	$71,194	$58,641	$20,080	$23,912

Other real estate owned	$4,843	$3,091	$2,026	$2,131
Other assets acquired in satisfaction of debts previously contracted	3	4	2	7
Total non-performing other assets	$4,846	$3,095	$2,028	$2,138

Total non-performing loans and non-performing other assets	$76,040	$61,736	$22,108	$26,050

Allowance for loan losses	$48,674	$48,579	$42,560	$38,198

Allowance for loan losses to loans	1.51%	1.53%	1.39%	1.26%
Allowance for loan losses to non-performing loans	68.37%	82.84%	211.95%	159.74%
Non-performing loans to loans, before allowance for loan losses	2.20%	1.85%	0.66%	0.79%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	2.35%	1.95%	0.72%	0.86%

Asset quality by segment, general loan classification between commercial loans (including most real estate loans, except for 1-4 family mortgages, and commercial and industrial loans) and retail loans (including 1-4 family mortgages), and geography is presented in the following table.  Loans on non-accrual status are presented.  Following loans on non-accrual status is information related to loans on non-accrual status, including amounts charged off through September 30, 2008 and specific allocations of the allowance for loan losses (ALL) related to these loans.  Last, information related to our loans 90+ days past due, but still accruing interest, are also presented.

	Balance 9/30/2008	Illinois/ Indiana 9/30/2008	Florida 9/30/2008	Commercial 9/30/2008	Retail 9/30/2008
Non-Accrual Loans
Busey Bank	$40,808	$9,681	$31,127	$38,842	$1,966
Busey Bank, N.A.	18,539	—	18,539	8,178	10,361
	$59,347	$9,681	$49,666	$47,020	$12,327
Charge offs on Non-Accrual Loans
Busey Bank	$13,364	$6,163	$7,201	$12,891	$473
Busey Bank, N.A.	6,551	—	6,551	2,670	3,881
	$19,915	$6,163	$13,752	$15,561	$4,354
Specific Allocation of ALL on Non-Accrual Loans
Busey Bank	$5,035	$1,535	$3,500	$4,985	$50
Busey Bank, N.A.	1,004	—	1,004	—	1,004
	$6,039	$1,535	$4,504	$4,985	$1,054
90+ Days Past Due
Busey Bank	$11,246	$6,360	$4,886	$7,516	$3,730
Busey Bank, N.A.	601	—	601	601	—
	$11,847	$6,360	$5,487	$8,117	$3,730

Non-performing loans increased $12.6 million from June 30, 2008, split evenly between increased non-accrual loans and increased loans 90+ days past due.  Busey Bank’s non-accrual loans increased $1.8 million from June 30, 2008, a result of $9.9 million of additions to non-accrual, offset by $5.9 million in charge-offs and $2.2 million of loans transferred to OREO following foreclosure.  The geographical mix for Busey Bank showed a decrease in Illinois/Indiana non-accruals of $3.9 million primarily related to a loan taken into OREO during the quarter.  Busey Bank’s Florida non-accruals increased $5.7 million in the third quarter of 2008.  Busey Bank’s 90+ days past due increased $6.2 million in the third quarter of 2008.  The increase is primarily attributable to a $4.9 million loan in Florida.

Busey Bank, N.A.’s non-accrual loans increased $4.4 million during the third quarter of 2008, of which no loan made up a significant portion of the increase.  Loans 90+ days past due at Busey Bank, N.A. were essentially flat as compared to June 30, 2008.

Busey Bank and Busey Bank, N.A. charged off $13.4 million and $6.5 million, respectively, of principal balance on loans on non-accrual status from the inception of the loan through September 30, 2008.  Charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but gross of related specific allocations of ALL.  In summary, if we had not charged off the $19.9 million in loans, our non-accrual loans would have been $19.9 million higher than the $59.3 million.

As loan balances are charged-off to reflect the loss we expect upon final resolution of the loan collection process, no additional allowance has been deemed necessary to cover the expected loss related to that loan.  Certain loans will have amounts charged off and a specific allocation of ALL assigned to the loan.  In this case, we expect a loss, but a reasonable possibility exists the loss will not be as large as we estimate.  Therefore, the known loss is charged off and the remaining potential loss is assigned a specific allocation of ALL.

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

POTENTIAL PROBLEM LOANS

Potential problem loans are those loans which are not categorized as impaired, non-accrual, past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for loan losses.  Potential problem loans were at $92.7 million at September 30, 2008, compared to $85.2 million at June 30, 2008 and $26.3 million at December 31, 2007.  The increase in potential problem loans related to the decline in the overall real estate markets and the current economic and credit environment.  Geographically, the increase in potential problem loans was primarily related to the southwest Florida market.

Beginning at the end of 2007, we began to restructure more loans.  We restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.  We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief.  At September 30, 2008, the total amount of loans operating under restructured terms due to the financial difficulties of the borrower was $22.6 million.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $35.0 million, of which $18.0 million was available as of September 30, 2008.

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

CAPITAL RESOURCES

First Busey and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and its bank subsidiaries must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2008, that First Busey and its bank subsidiaries were considered “well capitalized” pursuant to the appropriate regulators’ thresholds and standards.

As described above, we are considering participating in the US Treasury’s Capital Purchase Program.  If we participate, the senior preferred shares we sell would be included as Tier 1 capital under the revised capital adequacy guidelines published by the Federal Reserve Board on October 27, 2008.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2008:
Total Capital (to Risk-weighted Assets)
Consolidated	$344,625	10.01%	$275,416	8.00%	N/A	N/A
Busey Bank	$326,206	10.63%	$245,560	8.00%	$306,950	10.00%
Busey Bank, N.A.	$48,926	14.13%	$27,692	8.00%	$34,615	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$300,862	8.74%	$137,708	4.00%	N/A	N/A
Busey Bank	$287,259	9.36%	$122,780	4.00%	$184,170	6.00%
Busey Bank, N.A.	$44,555	12.87%	$13,846	4.00%	$20,769	6.00%

Tier I Capital (to Average Assets)
Consolidated	$300,862	7.46%	$161,360	4.00%	N/A	N/A
Busey Bank	$287,259	7.95%	$144,531	4.00%	$180,664	5.00%
Busey Bank, N.A.	$44,555	10.57%	$16,855	4.00%	$21,068	5.00%

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex.  These estimates involve judgments, estimates and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  The four most significant estimates, market value of investment securities, allowance for loan losses and revenue recognition are discussed in this section.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of September 30, 2008:

	Rate Sensitive Within
	1-30 Days	31-90 Days	91-180 Days	181 Days - 1 Year	Over 1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$490	$—	$—	$—	$—	$490
Federal funds sold	—	—	—	—	—	—
Investment securities U.S. Governments	29,995	20,147	36,259	90,667	190,181	367,249
Obligations of states and political subdivisions	1,079	9,225	7,261	1,488	76,770	95,823
Other securities	7,081	6,470	7,514	18,244	100,912	140,220
Loans (net of unearned int.)	1,273,629	195,206	228,439	396,389	1,135,731	3,229,394
Total rate-sensitive assets	$1,312,274	$231,048	$279,473	$506,788	$1,503,594	$3,833,176

Interest-bearing transaction deposits	$86,602	$—	$—	$—	$—	$86,602
Savings deposits	152,429	—	—	—	—	152,429
Money market deposits	1,275,303	—	—	—	—	1,275,303
Time deposits	167,056	248,866	299,948	537,892	365,352	1,619,114
Short-term borrowings:
Federal funds purchased and repurchase agreements	220,583	2,095	2,000	2,708	—	227,386
Short-term borrowings	47,000	—	25,000	—	—	72,000
Long-term debt	30,000	—	3,835	8,250	92,825	134,910
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,978,973	$275,961	$330,783	$548,850	$488,177	$3,622,744
Rate-sensitive assets less rate-sensitive liabilities	$(666,699)	$(44,913)	$(51,310)	$(42,063)	$1,015,417	$210,432

Cumulative Gap	$(666,699)	$(711,612)	$(762,922)	$(804,985)	$210,432
Cumulative amounts as a percentage of total rate-sensitive assets	(17.39)%	(18.56)%	(19.90)%	(21.00)%	5.49%
Cumulative ratio	0.66	0.68	0.70	0.74	1.06

The funds management policy of First Busey requires the banks to maintain a cumulative rate-sensitivity ratio of .75 — 1.25 in the 90-day, 180-day, and 1-year time periods.  As of September 30, 2008, although First Busey was outside of those guidelines, the banks were within those guidelines.

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $805.0 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at September 30, 2008, indicates we would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period, assuming rates on all categories of rate sensitive assets and rate sensitive liabilities change by the same amount and at the over the same period.

First Busey’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at September 30, 2008, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment.  Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at September 30, 2008, and December 31, 2007 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

September 30, 2008	(7.18)%	(2.53)%	(1.21)%	(2.68)%

December 31, 2007	(2.01)%	(0.33)%	0.07%	(0.05)%

The negative impact of an immediate and permanent interest rate shift in either direction is a reflection of the current low interest rate environment and our liability sensitive balance sheet through a one year period, as demonstrated in the gap schedule on the previous page.  Due to the already low interest rates on deposits, a downward shift in interest rates will not be able to be fully absorbed by the rate sensitive liabilities at the 100 or 200 basis point decrease level.  Thus, our rate sensitive assets’ decline in interest rates would have a greater impact on net interest income than the decline in interest rate on our rate sensitive liabilities.  If interest rates were to rise, a greater amount of our rate sensitive liabilities would reprice up over the subsequent year as compared to our rate sensitive assets, as seen in the gap schedule.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of September 30, 2008, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, First Busey did not make any changes in its internal control over financial reporting or other factors that materially affected, or were reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

Not Applicable

ITEM 1A:  Risk Factors

There have been no material changes from risk factors as previously disclosed in our 2007 Annual Report on Form 10-K.

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2008.

On November 27, 2007, First Busey announced that its board of directors had authorized the repurchase of an additional 500,000 shares of common stock.  On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of an additional 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of September 30, 2008, under the Company’s stock repurchase plan, 895,655 shares were authorized for repurchase.

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

Date:  November 10, 2008