Form 10-K
period 2008-12-31
FIRST BUSEY CORP /NV/
filed 2009-03-16
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	37-1078406 (I.R.S. Employer Identification No.)

201 West Main Street

Urbana, Illinois 61801

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (217) 365-4516

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.001 par value)	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates on June 30, 2008 was $365.6 million, determined using a per share closing price for the registrant’s common stock on that date of $13.22, as quoted on The Nasdaq Global Select Market.

As of February 28, 2009, there were 35,815,892 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of First Busey Corporation to be held May 19, 2009, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $4.5 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 51 locations.  First Busey currently has two wholly-owned banking subsidiaries, Busey Bank and Busey Bank, National Association (“Busey Bank, N.A.” and together with Busey Bank, the “Banks”) with locations in three states.  First Busey is headquartered in Urbana, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

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

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  Busey Bank has 42 locations in Illinois, including one in Florida and one in Indianapolis, Indiana.  Busey Bank, N.A. is a national bank organized in 1999 with its headquarters in Fort Myers, Florida.

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

The Banks’ principal sources of income are interest and fees on loans and investments and service fees.  Their principal expenses are interest paid on deposits and general operating expenses.  Busey Bank’s primary service area is downstate Illinois, southwest Florida, through a loan production office, and central Indiana.  Busey Bank, N.A.’s service area is southwest Florida.

The Banks’ loan portfolios are comprised primarily of loans in the areas of commercial loans, commercial real estate, residential real estate, agricultural and farmland and consumer lending.  As of December 31, 2008, real estate-mortgage loans (including commercial and residential real estate) made up approximately 58.5% of the Banks’ loan portfolio, construction lending comprised approximately 22.8%, commercial loans comprised approximately 14.0%, consumer installments loans comprised approximately 1.8%, real estate-farmland comprised approximately 1.6% and agricultural loans comprised approximately 1.3%.

Busey Wealth Management, a wholly-owned non-banking subsidiary of First Busey, is located in Champaign, Illinois.  Busey Wealth Management is the parent company of Busey Trust Company, which provides a full range of trust and investment management services, including estate and financial planning, tax preparation, custody services, philanthropic advisory services, brokerage services and investment advice. Busey Capital Management is a wholly-owned subsidiary of Busey Trust Company, which primarily serves to isolate performance data on certain managed investment portfolios.

FirsTech, Inc., a wholly owned non-banking subsidiary of Busey Bank, N.A., with offices in Decatur, Illinois and Clayton, Missouri, is a retail payment processing company that processes over 27 million transactions per year through online bill payments, lockbox processing and walk-in payments through its 4,000 agent locations in 36 states.

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

First Busey Corporation has various other subsidiaries that are not significant to the consolidated entity.

See Note 23 in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Competition

The Banks compete actively with national and state banks, savings and loan associations and credit unions for deposits and loans primarily in downstate Illinois (primarily Champaign, Ford, Macon, McLean, Peoria, Shelby and Tazewell counties), southwest Florida (primarily Charlotte, Lee and Sarasota counties), and central Indiana (primarily Hamilton and Marion counties).  In addition, First Busey and its non-bank subsidiaries compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, remittance processing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other products and services.  We compete for real estate and other loans primarily on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

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

Based on information obtained from FDIC Summary of Deposits dated June 30, 2008, First Busey ranked in the top ten in total deposits in five Illinois counties, first in Champaign County, first in Ford County, second in Macon County, third in McLean County, and ninth in Peoria County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

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

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of First Busey and its subsidiaries and is intended primarily for the protection of the FDIC-insured deposits and depositors of the Banks rather than stockholders. In addition to this generally applicable framework, recent turmoil in the credit markets prompted the enactment of unprecedented legislation that has allowed the United States Department of the Treasury to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the U.S. Treasury invests.

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

First Busey

General

First Busey, as the sole shareholder of the Banks, is a registered bank holding company, that has elected to operate as a financial holding company.  As a bank holding company, First Busey is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, First Busey is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where First Busey might not otherwise do so.  Under the BHCA, First Busey is subject to periodic examination by the Federal Reserve.  First Busey is also required to file with the Federal Reserve periodic reports of First Busey’s operations and such additional information regarding First Busey and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit First Busey to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 25% ownership.

Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent stockholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of First Busey’s allowance for loan losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest-rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2008, First Busey had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008

Recent events in the U.S. and global financial markets, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions such as the Bank.  Dramatic declines in the housing market during the past year, marked by falling home prices and increasing levels of mortgage foreclosures, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  In addition, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions, as a result of concern about the stability of the financial markets and the strength of counterparties.

In response to the crises affecting the U.S. banking system and financial markets and to bolster the distressed economy and improve consumer confidence in the financial system, on October 3, 2008, the U.S. Congress passed, and President Bush signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorizes the Secretary of the U.S. Treasury (the “Treasury”) to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA will be required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program

On October 14, 2008, the Treasury announced that it will provide Tier 1 capital (in the form of perpetual preferred stock together with a warrant to acquire shares of common stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocates $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Eligible institutions can sell CPP Preferred Stock to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The Company elected to participate in the CPP and, on March 6, 2009, consummated the sale of $100 million of CPP Preferred Stock together with a warrant to acquire 1,147,666 shares of Company common stock, to Treasury.  For further discussion of the Company’s participation in the CPP, see below under “Recent Developments—Participation in the Capital Purchase Program.”

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

In addition to the foregoing, as discussed below in more detail under “Recent Developments—Participation in the Capital Purchase Program,” our participation in the CPP further restricts our ability to pay dividends.  For example, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

Federal Securities Regulation

First Busey’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, First Busey is subject to the information, proxy solicitation, insider transactions and other restrictions and requirements of the SEC under the Exchange Act.

THE BANKS

General

Busey Bank, N.A. is a national bank chartered by the OCC under the National Bank Act and is also a member of the Federal Reserve System. Busey Bank is an Illinois-chartered bank. The deposit accounts of the Banks are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.

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

Deposit Insurance

As FDIC-insured institutions, the Banks are required to pay deposit insurance premium assessments to the FDIC.  The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2008).  Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.  In addition, the FDIC recently passed an interim rule authorizing the FDIC to impose an emergency special assessment equal to 0.20% of total deposits on June 30, 2009 (that will be collected on September 30, 2009), and further authorizing the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 0.10% of total deposits, whenever the FDIC estimates that the reserve ratio of the DIF will fall to a level that the FDIC believes would adversely affect public confidence in federal deposit insurance or to a level that will be close to zero or negative at the end of a calendar quarter.  The interim rule, however, is subject to a 30-day comment period that will expire on April 2, 2009, and may be subject to change before any special assessments are imposed on insured depository institutions.

Liability of Commonly Controlled Institutions

Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default.  Because First Busey controls each of the Banks, the Banks are commonly controlled for purposes of these provisions of federal law.

FICO Assessments

The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2008, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments

National banks are required to pay supervisory assessments to the OCC to fund the operations of the agency.  The amount of the assessment paid to the OCC is calculated using a formula that takes into account the bank’s size and its supervisory condition (as determined by the composite rating assigned to the bank as a result of its most recent OCC examination).  During the year ended December 31, 2008, Busey Bank, N.A. paid supervisory assessments to the OCC totaling $0.1 million.

Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2008, Busey Bank paid supervisory assessments to the DFPR totaling $0.4 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  The federal bank regulatory agencies have established the following minimum capital standards for insured state non-member banks and national banks, such as the Banks: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to average total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under the regulations of the FDIC and the OCC, in order to be “well-capitalized”, a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to average total assets of 5% or greater.

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

As of December 31, 2008: (i) neither of the Banks was subject to a directive from its primary federal regulator to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) each of the Banks exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) each of the Banks was “well-capitalized,” as defined by applicable regulations.

Dividend Payments

The primary source of funds for First Busey is dividends from the Banks.  Under the Illinois Banking Act, Busey Bank generally may not pay dividends in excess of its net profits.  Under the National Bank Act, Busey Bank, N.A. may pay dividends out of its undivided profits in such amounts and at such times as its board of directors deems prudent.  Without prior OCC approval, however, Busey Bank, N.A. may not pay dividends in any calendar year that, in the aggregate, exceed its year-to-date net income plus its retained net income for the two preceding years.  In addition, because of the operations of Busey Bank, N.A. have suffered due to the significant downturn in the real estate market in southwest Florida since 2007, Busey Bank, N.A. currently is not permitted by the OCC to pay dividends.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, each of the Banks exceeded its minimum capital requirements under applicable guidelines as of December 31, 2008; however, as noted above, Busey Bank, N.A. currently is not permitted by the OCC to pay dividends.  At December 31, 2008, Busey Bank had undistributed net profits of $49.2 million. Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of dividends if it determines such payment would constitute an unsafe or unsound practice.

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

Branching Authority

Illinois banks, such as Busey Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.  National banks headquartered in Florida, such as Busey Bank, N.A., have the same branching rights in Florida as banks chartered under Florida law, subject to OCC approval.  Florida law grants Florida-chartered banks the authority to establish branches anywhere in the State of Florida, subject to the receipt of all required regulatory approvals.

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

Financial Subsidiaries

Under federal law and OCC regulations, national banks are authorized to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking.  The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank’s outstanding investments in financial subsidiaries). Federal law also provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law), subject to substantially the same conditions that apply to national bank investments in financial subsidiaries.  Neither of the Banks has applied for or received approval to establish any financial subsidiaries.

Federal Reserve System

Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $44.4 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $44.4 million, the reserve requirement is $1.023 million plus 10% of the aggregate amount of total transaction accounts in excess of $44.4 million.  The first $10.3 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Banks are in compliance with the foregoing requirements.

Busey Wealth Management

Busey Wealth Management (the “Trust Company”) is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR.  As such, the Trust Company is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR.  Additionally, because the Trust Company is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of the Trust Company as the Federal Reserve deems necessary.  The Trust Company is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of the Trust Company.  Like Busey Bank, the Trust Company is required to pay supervisory assessments to the DFPR, which for the year ended December 31, 2008, was insignificant.

Employees

As of December 31, 2008, First Busey and its subsidiaries had a total of 986 employees (full-time equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers.

Van A. Dukeman.  Mr. Dukeman, age 50, has served as a Director, Chief Executive Officer and President of First Busey Corporation since August 2007. Effective February 28, 2009, Mr. Dukeman is also the Chief Executive Officer and President of Busey Bank.  Previously, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. until its merger with First Busey.

Barbara J. Harrington.  Mrs. Harrington, age 49, has served as Chief Financial Officer of First Busey Corporation since March 1999.  She served as Controller and Senior Vice President of Busey Bank from December 1994 to March 1999.  Mrs. Harrington has served in various financial and accounting positions since joining the organization in 1991.

Thomas M. Good.  Mr. Good, age 56, has served as President and Chief Executive Officer of Busey Bank, N. A. since September 2007.  In addition, Mr. Good serves as Executive Vice President of First Busey Corporation supervising the Risk Management Division, a position he has held since joining the organization in 2001.

David B. White.  Mr. White, age 57, has served as Chief Operating Officer of First Busey Corporation since August 2007.  Previously, Mr. White served as Chief Financial Officer of Main Street Trust, Inc. until its merger with First Busey.

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

Recent Developments

Participation in Capital Purchase Program

On March 6, 2009, the Company, pursuant to the CPP implemented under the EESA, entered into a Letter Agreement, which includes the Securities Purchase Agreement — Standard Terms (collectively, the “Purchase Agreement”), with the Treasury pursuant to which the Company issued and sold to Treasury 100,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, together with a warrant to purchase 1,147,666 shares of the Company’s common stock for an aggregate purchase price of $100 million in cash.  The warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price equal to $13.07 per share of the common stock.

The Series T Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series T Preferred Stock may be redeemed by the Company at any time, subject to approval of the Federal Reserve.  Any redemption of the Series T Preferred Stock will be at the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.

Prior to the third anniversary of Treasury’s purchase of the Series T Preferred Stock, unless the Series T Preferred Stock has been redeemed or Treasury has transferred all of the Series T Preferred Stock to one or more third parties, the consent of Treasury will be required for the Company to increase the dividend paid on its common stock above its most recent quarterly dividend of $0.20 per share or repurchase shares of its common stock (other than in connection with benefit plans).  The Series T Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series T Preferred Stock.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program. Each of our senior executive officers in March 2009 agreed in writing to accept the compensation standards in existence at that time under the CPP and thereby cap or eliminate some of their contractual or legal rights.  The compensation-related limitations include the following:  limits on compensation to exclude incentives to take unnecessary and excessive risks; a clawback with respect to incentive compensation based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; and a prohibition on golden parachute payments.  EESA also limits the deductibility of compensation earned by our senior executive officers to $500,000 per year.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”).  ARRA provides for large amounts of new government spending and programs.  In addition, ARRA imposes extensive new executive compensation and corporate governance limitations on current and future participants in the CPP, which are in addition to those previously announced by Treasury.  Thus, the newly enacted compensation-related limitations are applicable to the Company and, to the extent Treasury may implement these restrictions unilaterally, the Company will apply these provisions.  The new restrictions include additional limits on executive compensation such as prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly compensated employees except for the payment of long-term restricted stock; prohibiting any compensation plan that would encourage the manipulation of earnings; and extending the clawback required by EESA to the top 20 most highly compensated employees (in addition to our senior executive officers).  The Stimulus Act also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by our Chief Executive Officer and Chief Financial Officer that we have complied with the standards in the Stimulus Act.  These new limits will remain in place until the Company has redeemed the CPP Preferred Stock sold to Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the Company’s federal regulators.

The full impact of the Stimulus Act is not yet certain because it calls for additional regulatory action. The Company will continue to monitor the effect of the Stimulus Act and the anticipated regulations.

Temporary Liquidity Guarantee Program

In connection with the recently enacted EESA and in conjunction with the Treasury’s actions to address the current credit and liquidity crisis in financial markets, the FDIC announced the Temporary Liquidity Guarantee Program, which will temporarily provide to participating institutions unlimited deposit insurance coverage for non-interest bearing transaction accounts maintained at FDIC insured institutions (the “transaction account guarantee program”), and provide a limited guarantee on certain newly-issued senior unsecured debt (the “debt guarantee program”).  Institutions that did not opt out the two guarantee programs are subject to the following assessments for participation: (i) for the debt guarantee program, between 50 and 100 basis points per annum for eligible senior unsecured debt (depending on the maturity date) issued between October 14, 2008 and June 30, 2009; and (ii) for the transaction account guarantee program, 10 basis points per annum on amounts in excess of $250,000 in non-interest bearing transaction accounts through and including December 31, 2009.  The Bank decided to continue to participate in these programs and did not opt out.  As a result, the Bank is incurring fees associated with the programs (although, as of December 31, 2008, it had not issued any debt that is covered by the debt guarantee program).

Financial Stability Plan

On February 10, 2009, Treasury outlined a comprehensive plan consisting of multiple components designed to help restore stability to the U.S. financial system.  As outlined by Treasury, this plan, referred to as the Financial Stability Plan, will include: the Capital Assistance Program pursuant to which certain financial institutions will be permitted to sell convertible preferred stock to Treasury; a public-private investment fund designed to provide greater means for financial institutions to cleanse their balance sheets of non-performing legacy assets; a consumer and business lending initiative of up to $1 trillion; a housing support and foreclosure prevention program; and a small business and community lending initiative.  Because only a general outline of the Financial Stability Plan has been disclosed thus far, it is difficult to predict at this point what effect, if any, such programs will have on the U.S. financial system generally or First Busey’s business specifically.

Increase in FDIC Deposit Insurance Premiums

On February 27, 2009, the FDIC issued a proposed rule that would impose a significant “emergency special assessment” on all FDIC-insured depository institutions equal to 0.20% of deposits, regardless of their risk level.  The FDIC has proposed this special assessment in an effort to increase the DIF, which declined from 0.76% of total insured deposits as of September 30, 2008, to 0.40% of total insured deposits as of December 31, 2008.  The proposed special assessment would be on total deposits as of June 30, 2009, to be collected on September 30, 2009.  It is important to note that the rule proposing the special assessment has not been finalized and may change.  For example, it has been reported that the FDIC Chairman would consider reducing the special assessment rate to 0.10% if legislation is passed that allows it to borrow as much as $100 billion from Treasury.  However, if the rule is finalized in its current form, we anticipate that this one-time special assessment could cost us an additional $7.0 million in deposit insurance premiums in 2009.

Although the proposed assessment is only a one-time assessment, the FDIC notes in the proposed rule that if the Deposit Insurance Fund’s reserve ratio were to fall below a level “that the Board believes would adversely affect public confidence or to a level which shall be close to zero or negative at the end of a calendar quarter,” an additional emergency special assessment of up to 0.10% may be imposed by a vote of the Board.

Item 1A. Risk Factors

This section highlights the risks management believes could adversely affect our financial performance. Additional possible risks that could affect us adversely and cannot be predicted, may arise at any time. Other risks that are immaterial at this time may also have an adverse affect on our future financial condition.

A continued downturn in the economy, particularly in downstate Illinois and southwest Florida, where our business is primarily conducted, could have an adverse affect on our business, financial condition and results of operations.

Our business and earnings are directly affected by general business and economic conditions in the United States and, in particular, economic conditions in downstate Illinois and southwest Florida.  These conditions include legislative and regulatory changes, short-term and long-term interest rates, inflation, and changes in government monetary and fiscal policies, all of which are beyond our control.

In late 2007 and all of 2008, the U.S. economy experienced a severe downturn that has continued throughout the first quarter 2009, and by some measures the downturn appears to be accelerating.  Southwest Florida, in particular, has been severely affected by the current economic downturn.  As a result, we have experienced asset quality issues in the southwest Florida market, and we expect to continue to experience materially higher levels of problem assets unless the economy greatly improves.  A continued downturn in economic conditions, in particular within our primary market areas of downstate Illinois and southwest Florida, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, and increases in problem assets and foreclosures.  Real estate pledged as collateral for loans made by us has and may continue to decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.  These factors could lead to reduced interest income and an increase in the provision for loan losses.

If the current weak economic conditions continue or worsen, our business, growth and profitability are likely to suffer a material adverse effect.  To the extent that our business customers’ underlying businesses are harmed as a result of the general economic environment, our customers are more likely to default on their loans.  In addition, the unemployment rate in the United States increased significantly during the second half of 2008 and appears to be continuing in 2009.  Although employment levels in our primary market area of downstate Illinois has held up better than many other areas of the country, there is no guarantee that downstate Illinois will avoid the high unemployment rates that have harmed other areas of the country.  Negative economic trends could lead to higher past due and non-accrual loans, resulting in a material adverse effect to our operating results and ability to pay dividends on our common stock.

If the Banks are unable to pay our holding company cash dividends to meet our cash obligations, our business, financial condition and results of operations may be adversely affected.

Dividends paid by the Banks to us provide cash flow that we use to service our debt, pay holding company expenses and meet other of our cash obligations.  Because of the deterioration of the loan portfolio Busey Bank, N.A. resulting from the severe downturn in the southwestern Florida real estate market, we currently do not have the ability to cause Busey Bank, N.A. to pay dividends to us, and we therefore are reliant primarily on Busey Bank for dividends.  In addition, various statutory provisions restrict the amount of dividends the Banks can pay to our holding company without regulatory approval.  It is possible that, depending upon the financial condition of the Banks and other factors, the applicable regulatory authorities could assert that payment of dividends or other payments, including payments to our holding company, is an unsafe or unsound practice.  If the Banks are unable to pay dividends to us, particularly in the case of Busey Bank given that it is the larger of the two Banks and currently is the only one of the two that is permitted to pay dividends to us we may not be able to service our debt or otherwise meet our cash obligations.  The inability of the holding company to receive any dividends from the Banks could adversely affect our business, financial condition and results of operations and could cause us to defer interest payments on the debentures.

A significant portion of the loans in our portfolio is secured by real estate.

A large percentage of our loans are collateralized by real estate.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  Adverse changes affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. Further adverse change in the economy affecting real estate values generally and, specifically, in downstate Illinois or southwest Florida, could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure. Collateral may have to be sold for less than the outstanding balance of the loan which could result in loss.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, has the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition.  First, as noted above, approximately 22.9% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers.  Further decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers.  Second, many Florida real estate markets, including the markets in southwest Florida, where the Banks operate, declined in value throughout 2008 and may continue to undergo a period of severe downturn.  A continuation of the deteriorating real estate market in the southwest Florida market could result in a reduction in loan origination activity and increases in non-performing assets, net charge-offs and provisions for loan losses in that region. Third, the current market environment has led to a slowdown in the demand for residential real estate loans, which constitute a significant part of our overall portfolio.  A slowdown in residential real estate lending may require us to devote a larger portion of our total assets to lower yielding investment securities, which could adversely affect our net interest margin.

Finally, the problems that have occurred in the residential real estate and mortgage markets have begun to spread to the commercial real estate market, particularly in Florida. As a result, the value of some of the collateral securing our commercial real estate loans in Florida has declined, and the demand for our commercial real estate loans in that state has decreased. In addition, we have experienced a downturn in credit performance by our commercial real estate loan customers located in Florida. In Illinois, we generally have not experienced a significant downturn in credit performance by our commercial real estate loan customers, but in light of the uncertainty that exists in the economy and credit markets nationally, there can be no guarantee that we will not experience any deterioration in such performance.

Construction and development loans are based upon estimates of costs and value associated with the complete project.  These estimates may be inaccurate, and we may be exposed to more losses on these projects than on other loans.

Construction, land acquisition, and development loans make up a large portion of our total loan portfolio, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs and market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.  We have attempted to address these risks through our underwriting procedures, compliance with applicable regulations, and by limiting the amount of construction development lending.

Our allowance for loan losses may be insufficient to absorb actual losses in our loan portfolio.

We established our allowance for loan losses and maintain it at a level considered adequate by management to absorb potential loan losses based on a continual analysis of our portfolio and market environment.  The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is supported by all available and relevant information.  The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified.  The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including an analysis of the loan portfolios, historical loss experience and an evaluation of current economic conditions in the relevant market area. The amount of loan losses is susceptible to changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

The allowance for loan losses was $98.7 million at December 31, 2008, an increase from $42.6 million at December 31, 2007.  At December 31, 2008, our allowance for loan losses as a percentage of total loans was 3.03%, compared to 1.39% at December 31, 2007, and as a percentage of total non-performing loans was 117.20%, compared to 211.95% at December 31, 2007.  Allowance for loan losses coverage of non-performing loans decreased due to the large amount of charge-offs taken during 2008.  Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future, either due to management’s decision to do so or requirements by the regulators.  Additional provisions to the allowance for loan losses and loan losses in excess of our reserves may adversely affect our business, financial condition and results of operations.

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

Participation in Treasury’s CPP restricts our ability to raise the common stock dividend and may result in dilution of common stockholders.

As discussed in Item 1 under “Recent Developments,” on March 6, 2009, we issued CPP Preferred Stock and a warrant to acquire up to 1,147,666 shares of our common stock to the Treasury Department under the CPP.  Prior to March 6, 2012, unless we have redeemed the CPP Preferred Stock or Treasury has transferred the securities to a third party, Treasury’s consent will be required for us to increase our common stock dividend or repurchase our common stock (other than repurchases in connection with benefit plans consistent with past practice).  Under the anti-dilution provisions included in the terms of Treasury’s CPP investment, the per share exercise price of the warrant and the number of shares of our common stock issuable upon exercise of the warrant will be adjusted upon certain issuances of our common stock at or below a specified price relative to the initial exercise price.  The exercise of the common stock purchase warrant could result in dilution to existing common stockholders.

As a participant in the CPP our business activities and corporate governance may be subject to additional restrictions and requirements, including requirements for lending activities and restrictions on compensation, some possibly with retroactive application, adopted by Congress, the Treasury Department or government agencies.  For example, the American Recovery and Reinvestment Act of 2009 imposed retroactive compensation-related and corporate governance limitations even on those CPP participants that had closed their CPP transactions prior to the enacted of the legislation.

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

Our business is subject to interest rate risk, and variations in interest rates may harm our financial performance.

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

Our wealth management business may be negatively impacted by changes in economic and market conditions.

Our wealth management business may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets.  Our management contracts generally provide for fees payable for wealth management services based on the market value of assets under management.  Because most of our contracts provide for a fee based on market values of securities, downward fluctuations in securities prices may have a material adverse effect on our results of operations and financial condition. In addition, the significant decline in the financial and securities markets since the second half of 2008 has adversely affected the assets that we manage and has resulted in a corresponding decline in the performance of our customers’ portfolios.  If the value of our customers’ portfolios experience a prolonged period of decline, we may have difficulty retaining some of our wealth management customers who also may be banking customers.

We face strong competition from financial services companies and other companies that offer banking and wealth management services, which could harm our business.

We currently conduct our banking operations primarily in downstate Illinois and southwest Florida.  In addition, we currently offer trust and investment management services through Busey Wealth Management, which is located in Champaign, Illinois, and accounts for a significant portion of our non-interest income.  Many competitors offer the same banking and wealth management services within our market areas.  These competitors include national banks, regional banks and other community banks.  We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.  In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees.  Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and wealth management customers, we may be unable to continue to grow our loan and deposit portfolios and our commissions and brokers’ fees, and our business, results of operations and financial condition may be adversely affected.

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

We are also dependent on third-party service providers for data processing and other information processing systems that support our day-to-day banking, investment, and trust activities that are integral to our banking relationships with our customers.  Any disruption in the services provided by these third parties could have an adverse effect on our operations and our ability to meet our customers’ needs.

Our ability to attract and retain management and key personnel may affect future growth and earnings and the recent economic stimulus legislation imposes new compensation restrictions that could adversely effect our ability to do so.

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

The American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by Treasury that were issued under TARP.  Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant.  The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions.  For more information, refer to section “Recent Developments” in Item 1 of this Form 10-K.

A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in further impairment of our goodwill.

A further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in additional impairment of our goodwill.  Further write-downs of goodwill could materially impact our operating results, but would have no impact on cash flow, tangible book value or regulatory capital.  For further discussion, see Note 14 to the Consolidated Financial Statements included in Item 8 of this annual Report on Form 10-K.

Adverse weather affecting the markets we serve could hurt our business and prospects for growth.

We conduct a significant portion of our business in downstate Illinois.  Downstate Illinois is a highly agricultural area and therefore the economy can be greatly affected by severe weather conditions, including, droughts, tornados and flooding.  Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy.  An adverse affect on the economy of downstate Illinois could negatively affect our profitability.

The southwest Florida market is at risk of hurricanes each year which may cause damage to our assets and those of our customers.  Hurricane damage could adversely affect our financial condition in a number of ways.  Damage caused to a branch location could result in temporary closure and inconvenience to customers which could result in loss of customers and business. A hurricane could also affect the local economy and impact customers’ ability to meet loan repayment terms and adversely affect our financial condition.  Hurricane damage could significantly reduce value of collateral pledged as security against loans made by us.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

First Busey’s headquarters are located 201 West Main Street, Urbana, Illinois. Busey Bank and Busey Wealth Management headquarters are located at 100 West University Avenue, Champaign, Illinois.  Busey Bank, N.A. headquarters are located at 7980 Summerlin Lakes Dr., Fort Myers, Florida. FirsTech headquarters are located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of the respective entity. The Company also owns or leases other facilities within its primary market areas of Champaign, Macon, McLean and Peoria counties in Illinois, Indianapolis, Indiana and Lee and Charlotte counties in Florida.

First Busey and its subsidiaries own or lease all of the real property and/or buildings on which each respective entity is located. The Company considers its properties to be suitable and adequate for its present needs.

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

No matter was submitted to a vote of security holders during the quarter ended December 31, 2008.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

The following table presents for the periods indicated the high and low sale price for First Busey common stock as reported on The Nasdaq Global Select Market.

	2008		2007
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$22.00	$17.47	$23.97	$20.68
Second Quarter	$22.49	$13.07	$21.81	$19.11
Third Quarter	$22.05	$11.07	$22.75	$18.70
Fourth Quarter	$19.67	$12.68	$23.18	$19.19

During 2008 and 2007, First Busey declared cash dividends per share of common stock as follows:

	2008	2007
January	$.20	$0.23
April	$.20	$0.18
July	$.20	$0.18
October	$.20	$0.18

The Company’s Board of Director’s and management are currently committed to continuing to pay regular cash dividends; however no guarantee can be given to future dividends as they are dependent on the future earnings, capital requirements and financial condition of the Company and its subsidiaries. As discussed above, First Busey consummated the sale of $100 million of senior preferred stock to Treasury pursuant to the Capital Purchase Program on March 6, 2009.  The terms of the senior preferred stock place certain restrictions on the Company’s ability to pay dividends on its common stock.  First, no dividends on the First Busey’s common stock can be paid unless all accrued dividends on Treasury’s senior preferred stock have been paid in full.  Second, until the third anniversary of the date of Treasury’s investment, First Busey may not increase the dividends paid on its common stock beyond its most recent quarterly dividend of $0.20 per share without first obtaining the consent of Treasury.

For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1. Business — Supervision and Regulation on pages 7-13.

As of February 28, 2009, First Busey Corporation had 35,815,892 shares of common stock outstanding held by 1,472 holders of record.

Stock Option Plans

The following table discloses the number of outstanding options, warrants and rights granted by the Corporation to participants in equity compensation plan, as well as the number of securities remaining available for future issuance under these plans. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock option plans is presented in Note 16 — Stock Incentive Plans in the notes to the consolidated financial statements included in Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,918,888	$17.11	857,500
Equity compensation plans not approved by stockholders	—	—	—
Total	1,918,888	$17.11	857,500

Stock Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended December 31, 2008.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of December 31, 2008, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

Performance Graph

The following table compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2008.

First Busey Corporation
Stock Price Performance

Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Busey Corporation	119.19	122.85	139.73	124.85	120.10
NASDAQ Composite	108.59	110.08	120.56	132.39	78.72
SNL Midwest Bank Index	112.84	108.73	125.68	97.96	64.44

The banks in the Custom Peer Group — SNL-Midwestern Banks Index — represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data for each of the five years in the period ended December 31, 2008, have been derived from First Busey’s audited consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2008, which appear elsewhere in this report.  This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

	2008	2007(7)	2006	2005(7)	2004(7)
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$654,130	$610,422	$365,608	$331,237	$352,256
Gross loans	3,257,581	3,053,225	1,956,927	1,749,162	1,475,900
Allowance for loan losses	98,671	42,560	23,588	23,190	19,217
Total assets	4,460,093	4,192,925	2,509,514	2,263,422	1,964,441
Total deposits	3,506,693	3,207,198	2,014,839	1,809,399	1,558,822
Short-term debt(1)	265,980	213,642	79,770	50,113	52,808
Long-term debt	134,493	150,910	156,650	169,883	165,374
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	50,000	40,000
Stockholders’ equity	454,817	529,697	185,274	169,714	138,872
Results of Operations
Interest and dividend income	$220,484	$201,903	$146,366	$116,304	$85,919
Interest expense	97,148	100,405	69,851	45,342	30,041
Net interest income	123,336	101,498	76,515	70,962	55,878
Provision for loan losses	98,250	14,475	1,300	3,490	2,905
Net income (loss)(2)	(37,947)	31,477	28,888	26,934	22,454
Per Share Data(3)
Diluted earnings	$(1.06)	$1.13	$1.35	$1.29	$1.09
Cash dividends	0.80	0.77	0.64	0.56	0.51
Book value(4)	12.36	14.58	8.64	7.89	6.74
Closing price	18.24	19.86	23.05	20.89	20.87
Other Information
Return on average assets	(0.89)%	0.99%	1.23%	1.28%	1.28%
Return on average equity	(7.39)%	9.89%	16.52%	17.97%	17.23%
Net interest margin (5)	3.33%	3.58%	3.62%	3.72%	3.49%
Equity to assets ratio(6)	12.00%	9.98%	7.46%	7.13%	7.42%
Dividend payout ratio	N/A	61.15%	47.29%	42.93%	46.24%

(1)	Includes Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.
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
(6)	Average equity divided by average total assets
(7)

First Busey acquired First Capital Bank on June 1, 2004, Tarpon Coast National Bank on July 29, 2005, and Main Street Trust on August 1, 2007. Results of operations for these institutions from acquisition date are included in the consolidated results of operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of First Busey and subsidiaries for the years ended December 31, 2008, 2007, and 2006.  It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.

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

Goodwill and Other Intangible Assets.  Over the past several years, First Busey Corporation has grown through mergers and acquisitions accounted for under the purchase method of accounting.  Under the purchase method, First Busey Corporation is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of the intangible assets are estimated to be consumed or otherwise used up.  Since First Busey Corporation acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, First Busey Corporation would adjust the amortization of that asset, which could increase future amortization expense.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by First Busey Corporation in connection with its acquisitions relates to the inherent value in the businesses acquired and this value is dependent upon First Busey Corporation’s ability to provide quality, cost effective services in a competitive market place.  As such, goodwill value is supported ultimately by our stock price and by revenue that is driven by the volume of business transacted.  A decline in our stock price or our earnings over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

First Busey Corporation utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  Based upon our testing as of December 31, 2008, we concluded the goodwill of Busey Bank, N.A., our southwest Florida banking subsidiary, to be impaired and we recorded a goodwill impairment charge of $22.6 million.  Further, we concluded no impairment of goodwill existed within Busey Bank, Busey Wealth Management or FirsTech.  Due to the decline in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  The evaluation may result in further impairment.

Executive Summary

Operating Results and Asset Quality

The Company’s consolidated net loss for the year ended December 31, 2008 was $37.9 million, or $1.06 per fully-diluted share, compared to net income of $31.5 million, or $1.13 per fully-diluted share, for the year ended December 31, 2007. The consolidated net loss is primarily due to $98.3 million in provision for loan losses recorded during 2008, including $75.8 million in the fourth quarter of 2008.  In comparison, we recorded $14.5 million in provision for loan losses during 2007.  Additionally, in the fourth quarter of 2008, the Company recorded $22.6 million of goodwill impairment.

	Year Ended December 31:
	2008	2007	2006
Net Income (Loss):
Consolidated	$(37,947)	$31,477	$28,888
Busey Bank	1,314	35,088	29,542
Busey Bank, N.A.	(40,334)	(2,581)	3,465
FirsTech	2,527	744	—
Busey Wealth Management	2,540	2,408	2,299
Consolidated EPS, fully-diluted	$(1.06)	$1.13	$1.35

Despite the challenging economy during 2008, including some of the lowest interest rates in the recent history, our core earnings improved over 2007.  Absent the $83.8 million, $50.5 million after-tax, of increased provision expense recorded in 2008 as compared to 2007, and the $22.6 million goodwill impairment charge, our net income would have increased to $35.2 million in 2008 as compared to $31.5 million in 2007.  This improvement was in spite of a challenging credit and net interest margin environment and additional costs to achieve the efficiencies inherent in the merger.

We ended the year with an allowance for loan losses of $98.7 million, which represents 117% coverage of non-performing loans at December 31, 2008 as compared to 212% coverage of non-performing loans at December 31, 2007.   The southwest Florida loan portfolio represents 22.7% of our combined loan portfolio, but 72.7% of our non-performing loans. Approximately 79% of our $42.1 million of net charge offs in 2008 were attributable to southwest Florida loans.

While our downstate Illinois and Indianapolis markets are experiencing some softening, the markets remain generally stable in terms of asset performance.  The southwest Florida market has yet to show tangible signs of economic improvement. The duration and depth of the current economic challenges are unknown.  We will continue to proactively address issues within our loan portfolio.

Busey Bank, N.A. has experienced operating losses for the past years.  As noted below, the southwest Florida market has yet to show signs of significant near-term improvement.  Busey Bank, N.A.’s recent performance, coupled with the declining economy and our stock price, resulted in a fair value for the Busey Bank, N.A. during its annual goodwill impairment testing that was less than its book value.  The result was a full impairment of the $22.6 million of goodwill associated with Busey Bank, N.A.  The $22.6 million, $0.63 per fully-diluted share, charge to earnings did not affect cash flow, liquidity or tangible equity.

Under regulatory standards, our banks continue to have capital levels considered to be “well capitalized,” which is the highest regulatory designation.  Although the challenging economic environment has made it difficult to build capital, we are committed to maintaining our banks at “well capitalized.”  As noted above, we recently issued $100 million in preferred securities to Treasury pursuant to the Capital Purchase Program.  This capital counts as Tier 1 capital at the holding company level and we plan on using the capital at the bank level to enable us to keep making loans in our communities and to support the capital position of the banks.

While it is widely noted in the national press that banks are not lending, Busey is lending when it sees good opportunity.  We grew our loan portfolio in excess of $200 million during 2008, due to a strong supply of growth opportunities in downstate Illinois.  Due to lack of demand driven by the difficult economic conditions in southwest Florida, we did not grow our loan portfolio in southwest Florida during 2008.  However, the blend of strong agricultural, manufacturing, academia and healthcare prevalent in our downstate Illinois markets demanded growth from our communities throughout 2008.  This provided Busey Bank with many opportunities to fund quality loans, whereby we assisted our communities at a time of economic contraction.

A significant component of our value resides in our non-interest bearing revenue channels, primarily Busey Wealth Management and FirsTech. Busey Wealth Management and FirsTech accounted for $14.1 million and $12.3 million of our $179.8 million, or a combined 14.7% of revenue, net of interest expense, for 2008.  Continued growth in the non-interest revenue channels will benefit our customers and shareholders through increased access to products and earnings diversification away from credit and interest related sources.  Growth in these non-interest related areas is a priority for Busey.

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

Additionally, in November 2007, the trust department of the former Main Street Bank & Trust was merged into Busey Trust Company.

Results of Operation — Three Years Ended December 31, 2008

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

Table 1 — Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$673	$5	0.74%	$222	$11	4.95%	$488	$24	4.92%
Federal funds sold	9,835	188	1.91%	27,608	1,338	4.85%	6,923	349	5.04%
Investment securities:
U.S. Treasuries and Agencies	371,738	15,676	4.22%	322,383	16,145	5.01%	199,891	8,103	4.05%
Obligations of states and political subdivisions(1)	96,746	5,797	5.99%	81,671	4,915	6.02%	84,973	5,077	5.97%
Other securities	138,438	5,726	4.14%	53,881	2,514	4.67%	45,371	1,729	3.81%
Loans (net of unearned (discount)(1), (2),(3)	3,163,739	195,480	6.18%	2,405,583	179,074	7.44%	1,832,800	133,199	7.27%
Total interest-earning assets(1)	$3,781,169	$222,872	5.89%	$2,891,348	$203,997	7.06%	$2,170,446	$148,481	6.84%

Cash and due from banks	105,655			70,979			53,020
Premises and equipment	82,033			53,833			40,431
Allowance for loan losses	(45,362)			(29,562)			(23,454)
Other assets	358,971			199,984			104,109
Total assets	$4,282,466			$3,186,582			$2,344,552

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$34,703	$269	0.78%	$51,127	$1,282	2.51%	$70,365	$1,582	2.25%
Savings deposits	155,049	853	0.55%	121,558	1,095	0.90%	109,596	1,002	0.91%
Money market deposits	1,235,692	18,733	1.52%	997,109	29,066	2.92%	655,371	18,695	2.85%
Time deposits	1,477,494	61,353	4.15%	1,094,285	52,754	4.82%	789,019	33,767	4.28%
Short-term borrowings:
Federal funds purchased	25,691	578	2.25%	8,639	463	5.36%	18,465	985	5.33%
Securities sold under agreements to repurchase	145,972	3,395	2.33%	95,796	4,022	4.20%	50,642	1,848	3.65%
Other	85,301	2,345	2.75%	4,343	278	6.40%	3,267	178	5.45%
Long-term debt	136,310	6,134	4.50%	148,058	7,407	5.03%	160,801	7,734	4.81%
Junior subordinated debt issued to unconsolidated trusts	55,000	3,488	6.34%	55,000	4,038	7.34%	52,692	4,060	7.71%
Total interest-bearing liabilities	$3,351,212	$97,148	2.90%	$2,575,915	$100,405	3.90%	$1,910,218	$69,851	3.66%

Net interest spread			2.99%			3.16%			3.18%

Demand deposits	376,929			266,721			242,707
Other liabilities	40,525			25,791			16,803
Stockholders’ equity	513,800			318,155			174,824
Total liabilities and stockholders’ equity	$4,282,466			$3,186,582			$2,344,552

Interest income/earning assets(1)	$3,781,169	$222,872	5.89%	$2,891,348	$203,997	7.06%	$2,170,446	$148,481	6.84%
Interest expense/earning assets	$3,781,169	$97,148	2.57%	$2,891,348	$100,405	3.47%	$2,170,446	$69,851	3.22%
Net interest margin(1)		$125,724	3.33%		$103,592	3.58%		$78,630	3.62%

(1)On a tax-equivalent basis, assuming a federal income tax rate of 35%

(2)Non-accrual loans have been included in average loans, net of unearned discount

(3)Includes loan fee income of $3.0 million, $4.1 million and $3.5 million for 2008, 2007 and 2006, respectively.

Table 1 — Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2008, 2007, and 2006
	Year 2008 vs. 2007 Change due to(1)			Year 2007 vs. 2006 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$9	$(15)	$(6)	$(13)	$—	$(13)
Federal funds sold	(593)	(557)	(1,150)	1,163	(174)	989
Investment securities:
U.S. Treasuries and Agencies	2,280	(2,749)	(469)	5,682	2,360	8,042
Obligations of state and political subdivisions(2)	903	(21)	882	(197)	35	(162)
Other securities	3,528	(316)	3,212	338	447	785
Loans(2)	50,206	(33,800)	16,406	41,943	3,932	45,875
Change in interest income(2)	$56,333	$(37,458)	$18,875	$48,916	$6,600	$55,516

Increase (decrease) in interest expense:
Interest bearing transaction deposits	$(322)	$(691)	$(1,013)	$(468)	$168	$(300)
Savings deposits	253	(495)	(242)	108	(15)	93
Money market deposits	5,844	(16,177)	(10,333)	9,953	418	10,371
Time deposits	16,639	(8,040)	8,599	14,309	4,678	18,987
Federal funds purchased	504	(389)	115	(527)	5	(522)
Securities sold under agreements to repurchase	1,599	(2,226)	(627)	1,860	314	2,174
Other short-term borrowings	2,313	(246)	2,067	63	37	100
Long-term debt	(562)	(711)	(1,273)	(629)	302	(327)
Junior subordinated debt owed to unconsolidated trusts	—	(550)	(550)	174	(196)	(22)
Change in interest expense	$26,268	$(29,525)	$(3,257)	$24,843	$5,711	$30,554
Increase (decrease) in net interest income(2)	$30,065	$(7,933)	$22,132	$24,073	$889	$24,962

Percentage increase in net interest income over prior period			21.4%			31.7%

(1)Changes due to both rate and volume have been allocated proportionally

(2)On a tax equivalent basis, assuming a federal income tax rate of 35%

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets increased $889.8 million or 30.8% to $3.78 billion in 2008 as compared to $2.89 billion in 2007.  This growth in average balance of earning assets was due primarily to the assets from the Main Street merger being in place for the entire 2008 versus five months of 2007.  Additionally, Busey Bank loans increased $237.1 million during 2008, which contributed to the increase in average assets. Interest-bearing liabilities averaged $3.35 billion for the year ended December 31, 2008, an increase of $775.3 million or 30.1% from the average balance of $2.58 billion for 2007. The increase in average interest-bearing liabilities was due primarily to the full year of liabilities in place from the Main Street merger.

Interest income, on a tax-equivalent basis, increased $18.9 million or 9.3% to $222.9 million in 2008 from $204.0 million in 2007, which was an increase of $55.5 million or 37.4% from the $148.5 million in interest income earned in 2006.  Interest income growth in 2008 was due primarily to the earning assets from the merger with Main Street being in place for all of 2008, offset by a declining interest rate environment in 2008. In 2007, interest income grew due to both volume increases resulting from the August 2007 merger with Main Street and interest rate increases across most interest earning categories. First Busey’s yield on average earning assets was 5.89% in 2008 compared to 7.06% in 2007 and 6.84% in 2006.

Interest expense decreased during 2008 by $3.3 million or 3.2% to $97.1 million from $100.4 million in 2007, which was an increase of $30.6 million or 43.7% from the $69.9 million interest expense in 2006.  The decrease in interest expense during 2008 over 2007 was due to the declining deposit and debt interest rate environment in 2008, offset by volume increases from liabilities assumed in the Main Street merger being in place for the entire 2008. The increase in interest expense in 2007 over 2006 was due primarily to deposit growth arising from the Main Street merger coupled with increased interest rates paid on deposit liabilities.  The average rate paid on interest-bearing liabilities was 2.90% in 2008 compared to 3.90% in 2007 and 3.66% in 2006.

Net interest income, on a tax-equivalent basis, increased 21.4% in 2008 to $125.7 million from $103.6 million in 2007, which reflected a 31.7% increase from $78.6 million in 2006.  Net interest margin, First Busey’s net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.33% during 2008, from 3.58% in 2007, which had decreased from 3.62% in 2006.  The net interest spread, also on a tax-equivalent basis, was 2.99% in 2008, compared to 3.16% in 2007, and 3.18% in 2006.

Over the prior two years, increased net interest income was driven primarily by net growth in the average earning balance sheet outpacing the increases in average interest rates.  The net growth is due primarily to the August 2007 merger with Main Street. The average balance sheets reflect a competitive marketplace on both the interest earning assets and interest bearing deposits.  The competition for loans in the marketplace and the overall interest rate environment has kept interest rates on loans low. Interest rates paid on deposit products have declined steadily during 2008, but further significant decline is unlikely as interest rates on deposits are near potential lows.

Other Income

Table 2 — Other Income

	As of December 31,
	2008	2007	% Change	2007	2006	% Change
	(dollars in thousands)
Trust fees	$13,445	$10,041	33.9%	$10,041	$6,020	66.8%
Remittance processing	12,115	4,466	171.3%	4,466	—	NM
Service charges on deposit accounts	12,075	9,033	33.7%	9,033	8,130	11.1%
Other service charges & fees	4,546	3,912	16.2%	3,912	2,958	32.3%
Security gains, net	605	3,718	-83.7%	3,718	3,547	4.8%
Gain on sales of loans	4,357	3,232	34.8%	3,232	2,443	32.3%
Commissions and brokers’ fees, net	2,764	2,553	8.3%	2,553	2,653	-3.8%
Other operating income	6,513	4,737	37.5%	4,737	2,710	74.8%
Total other income	$56,420	$41,692	35.3%	$41,692	$28,461	46.5%

NM — Percentage change not considered meaningful.

Total other income increased $14.7 million in 2008 from 2007 and $13.2 million in 2007 from 2006.   The increase in 2008 and 2007 is largely due to the year and five months, respectively, of other income attributable to the merger with Main Street. During 2006, First Busey began liquidation of an equity security with a substantial value in excess of its cost basis.  The liquidation continued into 2007 and was eventually ceased due to the reduction of the market value of the security.  The liquidation accounted for the majority of the decrease in security gains, net during 2008.

Remittance payment processing revenue relates to our payment processing company, FirsTech, which Busey gained as part of the Main Street merger.  FirsTech has demonstrated solid revenue and net income growth and we expect that it will continue to grow in 2009.  The $12.1 million in 2008 represents a full year of remittance payment revenue from FirsTech, as compared to the $10.2 million in 2007, of which $4.5 million represented five months of activity following the Main Street merger. The $12.1 million in 2008 was an 18.6% increase over 2007 revenues.

Commissions and brokers fees, net, showed a moderate growth for 2008 as compared to 2007.  The growth in 2008 was due primarily to the full year of brokerage activity following the August 2007 merger with Main Street, offset by lower transaction volume due to the uncertainty in the securities market place during 2008.   The moderate decline for 2007 as compared to 2006 was due to a large decline in Busey Bank, N.A.’s commissions and brokers’ fees, offset by the addition of Main Street’s five month contribution.

The increase in other income for 2008 as compared to 2007 was primarily due to two realized gains in our private equity fund investments, which resulted in $1.9 million of pre-tax income.  The increase in 2007 as compared to 2006 related primarily to the merger with Main Street.  Additionally, a non-recurring $630,000 pre-tax charge was recorded in the second quarter of 2006 to write-off unamortized offering costs in conjunction with a redemption of trust preferred securities.  The charge was recorded in other income as First Busey records the results of its unconsolidated trusts into the other operating income line.

Other Expenses

Table 3 – Other Expenses

	As of December 31,
	2008	2007	% Change	2007	2006	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$46,861	$37,311	25.6%	$37,311	$26,431	41.2%
Employee benefits	10,699	8,357	28.0%	8,357	8,180	2.2%
Total compensation expense	$57,560	$45,668	26.0%	$45,668	$34,611	31.9%

Net occupancy expense of premises	9,600	7,449	28.9%	7,449	5,121	45.5%
Furniture and equipment expenses	8,232	4,834	70.3%	4,834	3,438	40.6%
Data processing	6,855	5,299	29.4%	5,299	1,753	202.3%
Amortization of intangible assets	4,517	2,503	80.5%	2,503	1,376	81.9%
Goodwill impairment	22,601	—	NM	—	—	—
Other operating expenses	25,656	18,552	38.3%	18,552	13,788	34.6%
Total other expenses	$135,021	$84,305	60.2%	$84,305	$60,087	40.3%

Income taxes	$(15,568)	$12,933	NM	$12,933	$14,701	-12.0%
Effective rate on income taxes	-29.1%	29.1%		29.1%	33.7%

Efficiency ratio	59.4%	57.8%		57.8%	56.7%

Compensation expense increased significantly for both 2008 and 2007.  The increase in 2008 and 2007 was primarily attributable to the Main Street merger and merger related employee expenses incurred for a full year in 2008 versus five months in 2007.  Full-time equivalent employee levels were 986, 1,023 and 640 at December 31, 2008, 2007 and 2006, respectively.  During 2008, we recorded $3.4 million in severance & associated benefits that are included in the total compensation expense noted above.  The severance primarily relates to plans announced in the fourth quarter to restructure our banking operations through management and branch footprint changes.  The fourth quarter severance charges will result in further reductions in full-time equivalent employees.  These severance costs should lead to reductions in total compensation expense for 2009.

Data processing expenses increased significantly in 2008 and 2007 primarily due to infrastructure investments First Busey made related to the growth from the merger and to costs incurred in preparing for the future growth.

Amortization expense increased significantly for 2008 and 2007 due to increased identifiable intangibles related to the merger, for which a full year of amortization expense was recognized in 2008 as compared to five months in 2007.  Additional information regarding the expected future amortization expense of First Busey can be found in Note 1- Significant Accounting Policies in the financial statements included in this Form 10-K under Item 8.

The Company recorded goodwill impairment of $22.6 million during 2008 related to the goodwill attributable to Busey Bank, N.A.  The impairment of goodwill was driven by severe economic downturn experienced in southwest Florida.  The difficult southwest Florida economy has produced net losses for Busey Bank, N.A. over the past two years.  The net loss performance coupled with the overall decline in valuations in the national markets, led to a fair value estimate for Busey Bank, N.A. significantly less than its pre-impairment book value.  The $22.6 million charge to earnings does not affect cash flow, liquidity, tangible book value or regulatory capital.

Overall, the increase in total other expense for 2007 reflected in Table 3 related primarily to the merger with Main Street and the full year effect of 2008.  Management has taken significant steps through the restructuring of our branch footprint and personnel changes to reduce operating costs during 2008, of which the effect should be seen in lower 2009 operating costs.

The effective rate on income taxes, or income taxes divided by income (loss) before taxes, was a benefit in 2008 as compared to an expense in 2007.  The negative effective rate in 2008 was primarily due to the pre-tax loss recorded and was further impacted by, adjustments for benefits from increased tax favored investments and offset by the impact of nondeductible goodwill impairment.  During 2007, our tax favored lending activities, increased deductions for dividend payments related to First Busey’s Employee Stock Ownership Plan, income on life insurance and decreased amortization of certain intangibles for tax purposes led to a lower effective tax rate as compared to 2006.

The efficiency ratio is total other expense, less amortization charges and goodwill impairment, as a percentage of tax equivalent net-interest margin plus other income, less security gains and losses.  The efficiency ratio has increased in 2008 and 2007 over the comparable periods in 2007 and 2006.  A primary reason for the increases in the efficiency ratio for 2008 and 2007 was net interest margin and other income growth not keeping pace with growth in other expenses, many of which were non-recurring in nature and related to gaining efficiencies following the merger.  While we anticipate our costs decreasing in 2009 as compared to 2008, significant effects on our efficiency ratio will be driven by increased net interest margin, which is not expected to improve until the overall economic environment improves.

Balance Sheet – December 31, 2008 and December 31, 2007

Table 4 – Significant Balance Sheet Items

	December 31, 2008	December 31, 2007	% Change
	(dollars in thousands)
Assets
Securities available for sale	$654,130	$610,422	7.2%
Loans, net	3,158,910	3,010,665	4.9%

Total assets	$4,460,093	$4,192,925	6.4%

Liabilities
Deposits:
Noninterest bearing	$378,007	$389,672	-3.0%
Interest bearing	3,128,686	2,817,526	11.0%
Total deposits	3,506,693	3,207,198	9.3%

Short-term borrowings	265,980	213,642	24.5%
Long-term debt	134,493	150,910	-10.9%

Total liabilities	4,005,276	3,663,228	9.3%

Stockholders’ equity	$454,817	$529,697	-14.1%

First Busey’s balance sheet experienced moderate growth during 2008.  Overall, assets increased by $267.2 million, which was led by net loan growth of $148.2 million.  Gross loans increased by $204.4 million as Busey Bank experienced solid opportunities for loan growth in the downstate Illinois marketplace.  Management anticipates Busey Bank will continue to see opportunities for loan growth in its Illinois and Indiana markets.  Loans in southwest Florida were consistent with year over year.  Moderate lending was done in southwest Florida, but was offset by charge-offs in the southwest Florida loan portfolio.  The difficult economy in southwest Florida has not produced the same lending opportunities as experienced in our Illinois and Indiana markets.  Management does not expect an increase in the amount of quality lending opportunities in the southwest Florida markets during 2009.

Securities growth was positive as our funding growth exceeding our loan growth on a comparable basis.  Our loan to deposit ratio remained comparable to prior periods at 92.9%, which resulted in a portion of our increased borrowings to be invested in our portfolio.

Liabilities increased $342.0 million, which was primarily due to growth in short-term, lower cost borrowings and interest-bearing deposits to fund the growth in assets. Growth in interest bearing deposits was almost entirely related to growth in time deposits, most of which was funded through brokered CDs.  Brokered CDs increased $279.6 million in 2008 to $306.9 million.

Stockholder’s equity decreased $74.9 million, primarily due to the net loss of $37.9 million, dividend payments of $28.7 million and net treasury stock purchases of $9.9 million.

Investment Securities

First Busey has classified all investment securities as securities available-for-sale.  These securities are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs.  Securities available-for-sale are carried at fair value.  As of December 31, 2008, the fair value of these securities was $654.1 million and the amortized cost was $637.8 million.  There were $17.9 million of gross unrealized gains and $1.6 million of gross unrealized losses for a net unrealized gain of $16.3 million.  The after-tax effect of $9.8 million of this unrealized gain has been included in stockholders’ equity.  The increase in the fair value as a percentage of amortized costs was due to a significant decline in interest rates during 2008, which increased the value of our debt-related securities.

The composition of securities available-for-sale was as follows:

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
U.S. Treasury securities	$758	$15,170	$17,619	$16,472	$27,425
U.S. government corporations and agencies	408,107	440,221	210,993	186,452	221,725
Obligations of states and political subdivisions	92,194	89,401	85,453	82,057	51,768
Mortgage-backed securities	125,218	36,742	25,230	16,837	23,170
Corporate debt securities	3,097	3,661	3,294	2,926	2,220
Mutual funds and other equity securities(1)	24,756	25,227	23,019	26,493	25,948
Fair value of securities available for sale	$654,130	$610,422	$365,608	$331,237	$352,256
Amortized cost	$637,808	$603,565	$356,489	$319,151	$337,037
Fair value as a percentage of amortized cost	102.56%	101.14%	102.56%	103.79%	104.52%

(1) Amount includes Federal Home Loan Bank and Federal Reserve Bank stock

Busey Bank’s portfolio totaled $633.6 million at December 31, 2008 compared to $590.3 million at December 31, 2007.  The increase in Busey Bank’s portfolio was due primarily to the investment of increased liquidity generated by Busey Bank’s deposit growth during 2008.  Busey Bank’s deposit growth is discussed more fully in the Deposits section of this discussion.

Busey Bank, N.A.’s portfolio was $12.0 million at December 31, 2008 versus $12.8 at December 31, 2007.  Busey Bank, N.A.’s portfolio decrease reflected pledging requirement decreases at year-end 2008 versus year-end 2007.

Overall, First Busey’s portfolio primarily served a pledging function during 2008 and 2007 as First Busey has chosen to invest in the growth of its loan portfolio versus its investment portfolio.  Pledged securities totaled $515.9 million or 78.9%, and $492.3 million or 80.7% at December 31, 2008 and 2007, respectively.

The maturities, fair values and weighted average yields of debt securities available-for-sale as of December 31, 2008 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
Investment Securities(1)
U.S. Treasury securities	$—	—%	$758	3.20%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	150,922	4.25%	256,628	3.52%	557	4.71%	—	—%
Obligations of states and political subdivisions (2)	10,272	5.64%	32,652	5.69%	31,575	5.54%	17,695	5.69%
Mortgage-backed securities	—	—%	5,246	4.11%	34,265	4.58%	85,707	6.15%
Corporate debt securities	947	3.86%	2,016	4.82%	134	5.33%	—	—%
Total	$162,141	4.34%	$297,300	3.78%	$66,531	5.04%	$103,402	6.07%

(1) Excludes mutual funds and other equity securities.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2008)

U.S. Treasury securities and U.S. government and agency securities as a percentage of total securities decreased to 62.5% at December 31, 2008, from 74.6% at December 31, 2007, while obligations of state and political subdivisions (tax-exempt obligations) as a percentage of total securities decreased to 14.1% at December 31, 2008, from 14.6% at December 31, 2007.  Increased investments in mortgage-backed securities offset the decline in other debt security categories as mortgage-backed securities increased to 19.1% of total securities at December 31, 2008, as compared to 6.0% of total securities at December 31, 2007.  The mix between U.S. Treasury and agency securities and obligations of state and political sub-divisions was partially based upon an analysis of tax-adjusted yields, all of which were decreasing due to the declining interest rates and high demand for U.S. Treasury and government securities. First Busey considers many factors in determining the composition of its investment portfolio including tax-equivalent yield, credit quality, duration, regulatory and overall portfolio allocation.

Loan Portfolio

The composition of loans was as follows:

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Commercial	$455,659	$443,142	$224,271	$219,134	$216,290
Agricultural	41,783	40,471	22,692	23,433	25,224
Real estate-farmland	54,345	49,683	16,237	10,188	11,750
Real estate-construction	743,347	731,100	467,539	345,454	235,547
Real estate-mortgage	1,902,677	1,733,878	1,186,635	1,104,798	923,291
Installment loans to individuals	59,770	54,951	39,553	46,155	63,798
Loans	$3,257,581	$3,053,225	$1,956,927	$1,749,162	$1,475,900

Loans, including loans held-for-sale, before allowance for loan losses, increased 6.7% to $3.26 billion as of December 31, 2008 from $3.05 billion at December 31, 2007.  A significant portion of the overall loan growth occurred in real estate – mortgages, as non-farm nonresidential mortgages increased 12.0% or $95.5 million to $893.0 million at December 31, 2008 from $797.5 million at the end of 2007.  Also, 1-to-4 family residential real estate mortgage loans (not held-for-sale) decreased $8.7 million, or 1.2%, to $715.9 million as of December 31, 2008, from $724.6 million at December 31, 2007.  Overall, real estate-mortgage growth was primarily at Busey Bank with ending real estate-mortgages of $1.65 billion at December 31, 2008 compared to $1.48 billion at December 31, 2007.  The growth in Busey Bank’s real estate-mortgages was due primarily to growth in downstate Illinois, in which real estate-mortgages increased to $1.44 billion at December 31, 2008 as compared to 1.29 billion at December 31, 2007.  Busey Bank, N.A.’s real estate-mortgage balances were up slightly as a portion of prior period’s construction loans moved into the real estate-mortgage categories.

The remainder of the loan categories all grew moderately in 2008 as compared to December 31, 2007 ending balances.  The low growth in the non real estate-mortgage categories is due primarily to a general lack of demand for new non-real estate debt in the United States and, in particular, the banks’ market areas, which appears to be driven by a lack of consumer confidence leading to a drop in demand for debt financed purchases.

As noted previously, the blend of strong agricultural, manufacturing, academia and healthcare prevalent in our downstate Illinois markets demanded growth from our communities throughout 2008.  This provided Busey Bank with many opportunities to fund quality loans, whereby we assisted our communities at a time of economic contraction.  Southwest Florida is experiencing an extremely difficult economic period.  As southwest Florida’s economy is based primarily in tourism and the secondary/ retirement residential market, significant declines in discretionary spending brought on by this economic period have caused significant damage to that economy.

First Busey has no loans to customers engaged in oil and gas exploration or to foreign companies or governments.  Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines, totaled approximately $687.8 million as of December 31, 2008.

The loan portfolio includes a concentration of loans for commercial real estate, which are included in the table above in the category of real estate-mortgage, amounting to approximately $1.17 billion and $985.3 million as of December 31, 2008 and 2007, respectively. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2008:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial and agricultural	$336,234	$136,735	$24,473	$497,442
Real estate-construction	622,294	110,588	10,465	743,347
Total	$958,528	$247,324	$34,938	$1,240,789

Interest rate sensitivity of selected loans
Fixed rate	$236,064	$159,047	$26,959	$422,069
Adjustable rate	722,464	88,277	7,980	818,720
Total	$958,528	$247,324	$34,938	$1,240,789

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31
	2008	2007	2006	2005	2004
	(dollars in thousands)
Average loans outstanding during period	$3,163,739	$2,405,583	$1,832,800	$1,604,198	$1,355,487
Allowance for loan losses:
Balance at beginning of period	$42,560	$23,588	$23,190	$19,217	$16,228

Loans charged-off:
Commercial and agricultural	$2,037	$335	$372	$152	$1,782
Real estate-construction	20,501	5,727	205	—	48
Real estate-mortgage	19,604	3,030	295	628	141
Installment loans to individuals	755	252	264	160	216
Total charge-offs	$42,897	$9,344	$1,136	$940	$2,187
Recoveries:
Commercial and agricultural	$206	$684	$50	$133	$57
Real estate-construction	80	8	6	—	—
Real estate-mortgage	315	117	82	7	28
Installment loans to individuals	157	185	96	75	117
Total recoveries	$758	$994	$234	$215	$202
Net loans charged-off	$42,139	$8,350	$902	$725	$1,985
Provision for loan losses	$98,250	$14,475	$1,300	$3,490	$2,905
Net additions due to acquisition	$—	$12,847	$—	$1,208	$2,069
Balance at end of period	$98,671	$42,560	$23,588	$23,190	$19,217
Ratios:
Net charge-offs to average loans	1.33%	0.35%	0.05%	0.05%	0.15%
Allowance for loan losses to total loans at period end	3.12%	1.39%	1.21%	1.33%	1.30%

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2008		2007		2006		2005		2004
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial, agricultural and real estate-farmland	$11,191	16.9%	$4,884	17.5%	$3,160	13.4%	$4,221	14.5%	$4,337	17.2%
Real estate-construction	29,482	22.8%	17,204	23.9%	6,547	23.9%	5,743	19.7%	27	16.0%
Real estate-mortgage	57,564	58.5%	20,013	56.8%	13,248	60.6%	12,455	63.2%	13,053	62.5%
Installment loans to individuals	434	1.8%	296	1.8%	441	2.0%	268	2.6%	481	4.3%
Unallocated	—	NA	163	N/A	192	N/A	503	N/A	1,319	N/A
Total	$98,671	100.0%	$42,560	100.0%	$23,588	100.0%	$23,190	100.0%	$19,217	100.0%

This table indicates significant growth in the allowance for loan losses for real estate-construction and real estate-mortgage as of December 31, 2008, as compared to December 31, 2007.  This increase is due primarily to growth in the non-performing assets and outstanding balances in these loan categories.  Further, the increase is supported by the level of charge-offs in these categories noted in the allowance for loan loss table above.

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

First Busey’s provision for loan losses was $98.3 million during 2008 compared to $14.5 million in 2007 and $1.3 million in 2006.  The increase in provision expense during 2008 is reflective of management’s assessment of the current risk in the loan portfolio as compared to the allowance for loan losses.  During 2008, First Busey added a significant amount to the allowance for loan losses due primarily to First Busey’s real estate portfolio in the southwest Florida marketplace.  See further discussion of the non-performing loans, including geographic allocations, under the Non-performing Loans section.

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

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

	2008	2007	2006	2005	2004
	(dollars in thousands)
Non-accrual loans	$68,347	$15,370	$5,763	$4,483	$1,523
Loans 90 days past due and still accruing	15,845	4,710	2,002	1,420	2,141
Total non-performing loans	$84,192	$20,080	$7,765	$5,903	$3,664

Repossessed assets	$15,786	$2,026	$720	$236	$4,212
Other assets acquired in satisfaction of debts previously contracted	8	2	1	1	23
Total non-performing other assets	$15,794	$2,028	$721	$237	$4,235

Total non-performing loans and non- performing other assets	$99,986	$22,108	$8,486	$6,140	$7,899
Non-performing loans to loans, before allowance for loan losses	2.58%	0.66%	0.40%	0.34%	0.25%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	3.07%	0.72%	0.44%	0.35%	0.54%

The following table sets forth information concerning non-performing loans at December 31, 2008:

	Balance	Illinois/ Indiana	Florida	Commercial	Retail
Non-Accrual Loans
Busey Bank	$50,818	$8,425	$42,393	$48,449	$2,369
Busey Bank, N.A.	17,529	—	17,529	8,130	9,399
	$68,347	$8,425	$59,922	$56,579	$11,768

2008 Charge-offs on Non-Accrual Loans at December 31, 2008
Busey Bank	$25,950	$7,915	$18,035	$25,228	$722
Busey Bank, N.A.	9,274	—	9,274	4,659	4,615
	$35,224	$7,915	$27,309	$29,887	$5,337

Specific Allocation of Allowance on Non-Accrual Loans
Busey Bank	$5,715	$165	$5,550	$5,715	$—
Busey Bank, N.A.	—	—	—	—	—
	$5,715	$165	$5,550	$5,715	$—

90+ Days Past Due
Busey Bank	$14,561	$14,561	$—	$10,805	$3,756
Busey Bank, N.A.	1,284	—	1,284	730	554
	$15,845	$14,561	$1,284	$11,535	$4,310

First Busey experienced significant deterioration in its loan portfolio during 2008 as compared to 2007.  Total non-performing assets were $100.0 million at December 31, 2008, compared to $22.1 million at December 31, 2007.  Overall, the majority of the non-performing loans are in the southwest Florida market.  While retail non-performing loans are significant in the southwest Florida market due to that market’s severe economic downturn, commercial loans make up the majority of our non-performing assets.  The commercial non-performing loans are primarily commercial real estate and commercial real estate development loans.

During 2008, Busey Bank and Busey Bank, N.A. charged off $26.0 million and $9.3 million, respectively, of principal balance on loans on non-accrual status at December 31, 2008.  Charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but gross of related specific allowance allocations of allowance.  In summary, if we had not charged off the $35.3 million in loans, our non-accrual loans would have been $35.3 million higher than the $68.3 million.

Due to the downward volatility in the real estate market in southwest Florida, the majority of the increase in our allowance for loan losses is allocated to the southwest Florida marketplace.  Overall, approximately 22.8% of the gross loans of First Busey are located in Florida between Busey Bank’s loan production office and Busey Bank, N.A., but the market makes up 72.7% of the Company’s non-performing loans.

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

The gross interest income that would have been recorded in the years ended December 31, 2008, 2007 and 2006 if the non-accrual loans had been current in accordance with their original terms was $4.9 million, $2.5 million, and $0.9 million, respectively.  For 2007, Busey Bank’s lost interest was $3.5 million with the remainder attributable to Busey Bank, N.A. The amount of interest collected on those loans that was included in interest income was $3.0 million, $0.7 million, and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Restructured Loans

We restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.  We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief.  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the totals above.  The Company had $40.9 million of loans performing under restructured terms at December 31, 2008.  Prior to 2008, loans performing under restructured terms were insignificant.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, non-accrual, 90-days past due or restructured, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $113.9 million at December 31, 2008 and $26.3 million at December 31, 2007. Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  Management is not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Other Interest-bearing Assets

No other interest-bearing assets are categorized as impaired.

Deposits

As indicated in the following table, average non-interest-bearing deposits as a percentage of average total deposits increased to 11.5% for the year ended December 31, 2008, from 10.5% for the year ended December 31, 2007, which was a decrease from 13.0% for the year ended December 31, 2006. The increase in non-interest bearing deposits in 2008 from 2007 reflects the unlimitied FDIC coverage on non-interest bearing deposits and the declining rate environment for interest bearing deposits during 2008.

	Year Ended December 31,
	2008			2007			2006
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Non-interest bearing demand deposits	$376,929	11.5%	0.00%	$266,721	10.5%	0.00%	$242,707	13.0%	0.00%
Interest bearing demand deposits	34,703	1.1%	0.78%	51,127	2.0%	2.51%	70,365	3.7%	2.25%
Savings/Money Market	1,390,741	42.4%	1.41%	1,118,667	44.2%	2.70%	764,967	41.0%	2.57%
Time deposits	1,477,494	45.0%	4.15%	1,094,285	43.3%	4.82%	789,019	42.3%	4.28%
Total	$3,279,867	100.0%	2.48%	$2,530,800	100.0%	3.33%	$1,867,058	100.0%	2.95%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2008 had the following maturities (dollars in thousands):

Under 3 months	$134,235
3 to 6 months	149,279
6 to 12 months	212,235
Over 12 months	102,173
Total	$597,922

Brokered certificates of deposit had the following maturities at December 31, 2008 (dollars in thousands):

Under 3 months	$82,354
3 to 6 months	76,266
6 to 12 months	95,410
Over 12 months	52,852
Total	$306,882

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

	Federal funds purchased	Securities sold under agreements to repurchase	Other short-term borrowings
	(dollars in thousands)
2008
Balance, December 31, 2008	$—	$182,980	$83,000
Weighted average interest rate at end of period	—%	1.05%	2.78%
Maximum outstanding at any month end	$90,050	$182,980	$142,000
Average daily balance	$25,691	$145,972	$85,301
Weighted average interest rate during period (1)	2.25%	2.33%	2.75%

2007
Balance, December 31, 2007	$36,525	$166,594	$10,523
Weighted average interest rate at end of period	3.79%	3.94%	6.08%
Maximum outstanding at any month end	$36,525	$166,594	$21,023
Average daily balance	$8,639	$95,796	$4,343
Weighted average interest rate during period (1)	5.36%	4.20%	6.40%

2006
Balance, December 31, 2006	$6,300	$48,470	$25,000
Weighted average interest rate at end of period	5.44%	4.09%	5.31%
Maximum outstanding at any month end	$46,500	$58,104	$25,000
Average daily balance	$18,465	$50,642	$3,267
Weighted average interest rate during period (1)	5.33%	3.65%	5.45%

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

First Busey’s most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold.  The balances of these assets are dependent on First Busey’s operating, investing, lending, and financing activities during any given period.  Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash and due from banks	$105,655	$70,979	$53,020
Interest-bearing bank deposits	673	222	488
Federal funds sold	9,835	27,608	6,923
Total	$116,163	$98,809	$60,431
Percent of average total assets	2.7%	3.1%	2.6%

First Busey’s primary sources of funds consist of cash from operations, investment maturities and sales, deposits, and capital funds.  Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank.

First Busey has an operating line in the amount of $35.0 million, of which $7.0 million is available as of December 31, 2008 compared to a $35.0 million line of credit in 2007, of which $14.5 was available as of December 31, 2007.  Long-term liquidity needs will be satisfied primarily through the retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is First Busey’s ability to securitize or package loans (primarily mortgage loans) for sale.  During 2008, First Busey originated $270.8 million and sold $279.0 million in mortgage loans held for sale compared to originations of $238.3 million and sales of $232.2 million in 2007, and originations of $181.7 million and sales of $177.1 million in 2006.  As of December 31, 2008 and 2007, First Busey held $14.2 million and $22.4 million in loans held for sale, respectively.

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

Additionally, as noted in earlier, First Busey issued $100.0 million in CPP Preferred Shares to the Treasury on March 6, 2009.  A significant portion of the $100.0 million will be injected into the banking subsidiaries to fund loan growth.  This will also provide the Company with a significant level of liquidity.

First Busey’s banking subsidiaries routinely enter into commitments to extend credit in the normal course of their business.  As of December 31, 2008 and 2007, First Busey had outstanding loan commitments including lines of credit of $705.2 million, and $722.7 million respectively.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  First Busey anticipates it will have sufficient funds available to meet its current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

First Busey has entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2008.

				Junior
				Subordinated
		Short- and		Debt Owed to
	Certificates of	Long-term	Operating	Unconsolidated
	Deposit	Borrowing	Leases	Trusts	Total
	(dollars in thousands)

2009	$1,399,865	$118,417	$2,637	$—	$1,520,919
2010	221,968	25,917	2,401	—	250,286
2011	65,868	53,742	2,223	—	121,833
2012	55,847	12,417	1,178	—	69,442
2013	26,815	7,000	257	—	34,072
Thereafter	431	—	1,743	55,000	57,174
Total	$1,770,794	$217,493	$10,439	$55,000	$2,053,726

Commitments to extend credit					$733,093

Net cash flows provided by operating activities totaled $81.4 million, $36.5 million and $30.7 million in 2008, 2007 and 2006, respectively.  Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, 2008 goodwill impairment, deferred income taxes, security gains and activities related to the origination and sale of mortgage loans held for sale.  Net cash provided by mortgage loans originated totaled $12.6 million in 2008.  Net cash used in mortgage loan originated was $2.9 million and $2.1 million in 2007 and 2006, respectively.

Net cash used in investing activities totaled $313.3 million, $1.7 million and $242.4 million in 2008, 2007, and 2006, respectively.  Significant activities affecting cash flows from investing activities are those activities associated with managing First Busey’s investment portfolio, loans held in First Busey’s portfolio, and subsidiary or business unit acquisition and divestiture activities.  During 2007, the merger with Main Street provided cash and the associated divestiture used cash of $53.5 million and $80.8 million, respectively, for a net cash used in merger and associated divestiture during 2007 of $27.3 million. Net loan portfolio growth totaled $274.5 million, $100.9 million, and $205.3 million, in 2008, 2007, and 2006, respectively.

Net cash provided by financing activities was $296.9 million, $27.1 million, and $214.1 million in 2008, 2007, 2006, respectively.  Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt.  Non-acquisition related deposits, which are First Busey’s primary funding source grew $299.5 million in 2008, $40.6 million in 2007, and $205.4 million in 2006.  Due to a declining rate environment for long-term rates over the past three years, First Busey has utilized primarily federal funds, repurchase agreements and short-term borrowings for financing needs.  As rates continue to fall, First Busey will explore longer-term, fixed rate debt in addition to short-term funds for financing needs.  However, during 2008 the long-term debt markets were not readily available.  Most long-term debt instrument pricing was adjusted up for the additional risk the associated with the 2008 economic environment.  First Busey repurchased $10.6 million of its stock during 2008 and $11.2 million in 2007.  First Busey issued junior subordinated debt in June 2006, to redeem an existing junior suboridinated debt issuance and repay other indebtedness.

Capital Resources

First Busey’s subsidiary banks are considered “well-capitalized” pursuant to applicable regulatory guidelines.  However, given our growth opportunities and the difficult credit market, we believe that it is prudent for us to raise additional capital.  Tough economic times present us with both challenges and opportunities. Additional capital will allow us to take advantage of organic and external growth opportunities.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2008, First Busey had a total capital to total risk-weighted asset ratio of 8.88%, a Tier 1 capital to risk-weighted asset ratio of 7.60% and a Tier 1 leverage ratio of 6.14%; Busey Bank had ratios of 10.02%, 8.74%, and 7.08%, respectively. Busey Bank, N.A. had ratios of 11.84%, 10.53%, and 8.14%, respectively.  As these ratios indicate, First Busey and its bank subsidiaries exceed the regulatory capital guidelines.

On September 19, 2008, we filed a registration statement with the SEC to offer $30.0 million in trust preferred securities to provide us additional capital.  Because of the announced Capital Purchase Program to be administered by Treasury, the trust preferred offering was postponed indefinitely.

In February 2009, First Busey received approval to participate in the CPP and issue Treasury up to $100.0 million of preferred stock, plus warrants to purchase common stock.  On March 6, 2009, First Busey issued $100.0 million of CPP preferred stock to Treasury, plus a warrant to purchase 1.1 million shares of First Busey common stock at a strike price of $13.07 per share.  All of the capital from Treasury will be treated as Tier 1 capital for regulatory purposes by the Company.  If the Treasury capital had been in place as of December 31, 2008, First Busey would have had a total capital to total risk-weighted asset ratio of 11.81%, a Tier 1 capital to risk-weighted asset ratio of 10.53% and a Tier 1 leverage ratio of 8.35%.

Regulatory Considerations

In accordance with Federal Reserve Board regulations in effect on December 31, 2005, First Busey is allowed, for regulatory purposes, to include all $55.0 million of the outstanding cumulative trust preferred securities in Tier 1 capital (as defined by regulation).  In March, 2005, the Federal Reserve Board issued final regulations allowing for the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, but with further restrictions on the amount of trust preferred securities and other restricted core capital elements that may be included in Tier 1 capital.  The final rule allows for a transition period to March 31, 2009, for application of the new limits.  If those limitations had been in effect at December 31, 2007, First Busey would have been allowed to include all of the cumulative trust preferred securities in Tier 1 capital.  If First Busey were unable to include cumulative trust preferred securities in Tier 1 capital, the remainder would be included in Tier 2 capital.  First Busey would have exceeded all regulatory minimum capital ratios if the newly adopted regulations had been in effect on December 31, 2008.

New Accounting Pronouncements

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.  This interpretation is effective for the Company’s fiscal year beginning January 1, 2008. This Statement did not have a significant impact on the Company’s financial statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the Company transacts.    SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, to partially defer SFAS No. 157.   The FSP defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  All other provisions of SFAS No. 157 not within the scope of the FSP are effective for the Company’s fiscal year beginning January 1, 2008. This Statement did not have a significant impact on the Company’s financial statements.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) released EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, (“EITF 06-4”) which required that an employer recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agreed to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agreed to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. EITF 06-4 is effective for the Company’s fiscal year beginning January 1, 2008. In January 2008, the Company recorded a $4.7 million cumulative effect adjustment to retained earnings along with an associated liability for post-employment benefits in accordance with EITF 06-4.  During 2008, the Company recorded $0.4 million of expense related to post-employment life insurance benefits.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of December 31, 2008.

	Rate Sensitive Within
	1-30 Days	31-90 Days	91-180 Days	181 Days – 1 Year	Over 1 Year	Total
	(dollars in thousands)
Interest-bearing deposits	$167	$—	$—	$—	$—	$167
Federal funds sold	—	—	—	—	—	—
Investment securities
U.S. Treasuries and Agencies	20,031	16,135	35,095	79,661	257,943	408,865
States and political subdivisions	4,772	1,354	660	6,014	79,394	92,194
Other securities	22,845	15,234	19,792	20,365	74,835	153,071
Loans (net of unearned interest)	1,248,220	204,567	245,831	393,635	1,165,328	3,257,581
Total rate-sensitive assets	$1,296,035	$237,290	$301,378	$499,675	$1,577,500	$3,911,878

Interest-bearing transaction deposits	$92,542	$—	$—	$—	$—	$92,542
Savings deposits	153,967	—	—	—	—	153,967
Money market deposits	1,111,383	—	—	—	—	1,111,383
Time deposits	174,850	202,431	424,432	598,260	370,821	1,770,794
Federal funds purchased and repurchase agreements	175,840	2,133	2,000	3,007	—	182,980
Short-term borrowings	28,000	25,000	—	30,000	—	83,000
Long-term debt	33,418	—	3,250	30,000	67,825	134,493
Junior subordinated debt issued to unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,770,000	$254,564	$429,682	$661,267	$468,646	$3,584,159
Rate-sensitive assets less rate-sensitive liabilities	$(473,965)	$(17,274)	$(128,304)	$(161,592)	$1,108,854	$327,719
Cumulative Gap	$(473,965)	$(491,239)	$(619,543)	$(781,135)	$327,719
Cumulative amounts as a percentage of total rate-sensitive assets	-12.12%	-12.56%	-15.84%	-19.97%	8.38%
Cumulative Ratio	0.73	0.76	0.75	0.75	1.09

First Busey Corporation’s funds management policy requires the subsidiary banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods.  As of December 31, 2008, the Banks are within those guidelines.

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $474.0 million in the 1-30 day repricing category as more liabilities were subject to repricing during that time period than assets were subject to repricing within that same time period.  On a cumulative basis, the gap remains liability sensitive through one year as our liabilities subject to repricing exceed our assets subject to repricing every period through one year.  The composition of the gap structure as of December 31, 2008, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

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

The asset-liability committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, and + 200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability balances remain constant at December 31 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  The model also uses a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a rising and declining rate environment.  As of December 31, 2008, due to the current interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.  Utilizing this measurement concept the interest-rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates was as follows:

	Basis Point Changes
	-200	-100	+100	+200

December 31, 2008	NA	NA	3.08%	5.27%

December 31, 2007	(2.01)%	(0.33)%	0.07%	(0.05)%

First Busey’s Funds Management Policy defines a targeted range of +/- 10% change in net interest margin in a 1-year time frame for interest rate shocks of +/- 100 basis points and +/- 200 basis points.  As indicated in the table above, First Busey is within this targeted range on a consolidated basis.

Item 8.  Financial Statements and Supplementary Data

The financial statements are presented beginning on page 58.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of December 31, 2008, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

McGladrey & Pullen, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors

First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Busey Corporation and subsidiaries and our report dated March 16, 2009 expressed an unqualified opinion.

Champaign, Illinois
March 16, 2009

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to First Busey’s Proxy statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

First Busey Corporation Index to Financial Statements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Urbana, Illinois on March 16, 2009.

FIRST BUSEY CORPORATION
BY	//VAN A. DUKEMAN//
Van A. Dukeman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009.

Signature	Title
//VAN A.DUKEMAN//	Chief Executive Officer and President
Van A. Dukeman	(Principal Executive Officer)

//BARBARA J. HARRINGTON//	Chief Financial Officer
Barbara J. Harrington	(Principal Financial Officer)

//DOUGLAS C. MILLS//	Chairman
Douglas C. Mills

//JOSEPH M. AMBROSE//	Director
Joseph M. Ambrose

//DAVID J. DOWNEY//	Director
David J. Downey

//DAVID L. IKENBERRY//	Director
David L. Ikenberry

//E. PHILLIPS KNOX//	Director
E. Phillips Knox

//V. B. LEISTER, JR.//	Director
V. B. Leister, Jr.

//GREGORY B. LYKINS//	Director
Gregory B. Lykins

//AUGUST C. MEYER, JR.//	Director
August C. Meyer, Jr.

//GEORGE T. SHAPLAND//	Director
George T. Shapland

Part IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this report by reference.

Stockholders may obtain a copy of any of the exhibits, upon payment of a reasonable fee, by writing to First Busey Corporation, Corporate Secretary, at 201 W. Main Street, Urbana, Illinois 61801, or by visiting the SEC’s EDGAR database at http://www.sec.gov.  The Company’s SEC file number is 0-15950.

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with the Amendment to Articles of Incorporation, dated July 31, 2007, and the Certificate of Designation for Fixed Rate Cumulative Perpetual Preferred Stock, Series T, dated March 4, 2009.*

3.2

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

10.1

First Busey Corporation 1993 Restricted Stock Award Plan (filed as Appendix E to First Busey’s definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

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

10.12

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (previously filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031)).

10.13

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (previously filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031)).

10.14

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

10.16

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031)).

10.17

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031)).

10.18

Letter agreement between Main Street Trust, Inc. and David B. White, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031)).

10.19

Employment agreement by and between First Busey Corporation and Thomas Good (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the period ended March 31, 2008 (Commission File No. 0-15950), and incorporated herein by reference).

14.1

First Busey Corporation Code of Ethics (filed as Exhibit 14.1 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (Registration 0-015950), and incorporated herein by reference)

21.1	List of Subsidiaries of First Busey Corporation*

23.1	Consent of McGladrey & Pullen, LLP*

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer*

* Filed herewith

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (No. 333-145097, 333-79127, 333-1152237) on Forms S-8 of First Busey Corporation of our reports, dated March 16, 2009 relating to our audits of the consolidated financial statements and internal control over financial reporting, which appear in the Annual Report on Form 10-K of First Busey Corporation for the year ended December 31, 2008.

Champaign, Illinois

March 16, 2009

first busey corporation and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE

CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors

First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Busey Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of First Busey Corporation’s internal control over financial reporting.

Champaign, Illinois

March 16, 2009

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(dollars in thousands)
ASSETS
Cash and due from banks	$190,113	$125,228
Federal funds sold	—	459
Securities available for sale	654,130	610,422
Loans held for sale (fair value 2008 $14,452; 2007 $22,760)	14,206	22,423
Loans (net of allowance for loan losses 2008 $98,671; 2007 $42,560)	3,144,704	2,988,242
Premises and equipment	81,732	80,400
Goodwill	228,863	247,964
Other intangible assets	28,005	32,523
Cash surrender value of bank owned life insurance	34,530	32,721
Other assets	83,810	52,543
Total assets	$4,460,093	$4,192,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$378,007	$389,672
Interest bearing	3,128,686	2,817,526
Total deposits	3,506,693	3,207,198
Federal funds purchased and securities sold under agreements to repurchase	182,980	203,119
Short-term borrowings	83,000	10,523
Long-term debt	134,493	150,910
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	43,110	36,478
Total liabilities	4,005,276	3,663,228

Commitments and contingencies (Note 21)

Stockholders’ Equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, authorized 60,000,000 shares; shares issued – 37,546,497	38	38
Surplus	393,005	392,726
Retained earnings	85,810	157,185
Accumulated other comprehensive income	9,837	4,132
Total stockholders’ equity before treasury stock and unearned ESOP shares	488,690	554,081
Common stock shares in treasury, at cost – 2008 1,651,887; 2007 1,130,708	(32,205)	(22,299)
Unearned ESOP shares – 2008 80,000; 2007 100,000	(1,668)	(2,085)
Total stockholders’ equity	454,817	529,697
Total liabilities and stockholders’ equity	$4,460,093	$4,192,925

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$195,121	$178,700	$132,861
Interest and dividends on investment securities:
Taxable interest income	21,407	18,670	9,856
Non-taxable interest income	3,768	3,195	3,300
Federal funds sold	188	1,338	349
Total interest income	220,484	201,903	146,366

Interest expense:
Deposits	81,208	84,197	55,046
Federal funds purchased and securities sold under agreements to repurchase	3,973	4,485	2,833
Short-term borrowings	2,345	278	178
Long-term debt	6,134	7,407	7,734
Junior subordinated debt owed to unconsolidated trusts	3,488	4,038	4,060
Total interest expense	97,148	100,405	69,851
Net interest income	123,336	101,498	76,515
Provision for loan losses	98,250	14,475	1,300
Net interest income after provision for loan losses	25,086	87,023	75,215

Other income:
Trust fees	13,445	10,041	6,020
Remittance processing	12,115	4,466	—
Service charges on deposit accounts	12,075	9,033	8,130
Commissions and brokers’ fees, net	2,764	2,553	2,653
Other service charges and fees	4,546	3,912	2,958
Gain on sales of loans	4,357	3,232	2,443
Security gains, net	605	3,718	3,547
Other	6,513	4,737	2,710
Total other income	56,420	41,692	28,461

Other expenses:
Salaries and wages	46,861	37,311	26,431
Employee benefits	10,699	8,357	8,180
Net occupancy expense of premises	9,600	7,449	5,121
Furniture and equipment expenses	8,232	4,834	3,438
Data processing	6,855	5,299	1,753
Amortization of intangible assets	4,518	2,503	1,376
Goodwill impairment	22,601	—	—
Other	25,655	18,552	13,788
Total other expenses	135,021	84,305	60,087
Income (loss) before income taxes	(53,515)	44,410	43,589
Income taxes	(15,568)	12,933	14,701
Net income (loss)	$(37,947)	$31,477	$28,888

Basic earnings (loss) per share	$(1.06)	$1.13	$1.35
Diluted earnings (loss) per share	$(1.06)	$1.13	$1.35

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007, and 2006

	(dollars in thousands, except per share data)

							Deferred
				Accumulated			Compensation
				Other		Unearned	for Restricted
	Common		Retained	Comprehensive	Treasury	ESOP	Stock
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Awards	Total
Balance, January 1, 2006	$22	$45,220	$129,729	$7,282	$(10,477)	$(2,058)	$(4)	$169,714

Comprehensive Income:
Net Income	—	—	28,888	—	—	—	—	28,888
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $231	—	—	—	—	—	—	—	349
Reclassification adjustment, net of tax benefit of $1,410	—	—	—	—	—	—	—	(2,137)
Other comprehensive loss, net of tax benefit of $1,179	—	—	—	(1,788)	—	—	—	(1,788)
Comprehensive Income	—	—	—	—	—	—	—	27,100

Issuance of 20,271 shares of common stock for purchase of Tarpon Coast Bancorp, Inc.	—	7	—	—	—	—	—	7
Purchase of 96,000 shares of treasury stock	—	—	—	—	(2,040)	—	—	(2,040)
Issuance of 47,475 shares of treasury stock for option exercise and related tax benefit	—	185	—	—	687	—	—	872
Cash dividends common stock at $.64 per share	—	—	(13,661)	—	—	—	—	(13,661)
Employee stock ownership plan shares allocated	—	799	—	—	—	2,058	—	2,857
Stock based employee compensation	—	421	—	—	—	—	—	421
Amortization of restricted stock issued under restricted stock award plan	—	—	—	—	—	—	4	4
Balance, December 31, 2006	$22	$46,632	$144,956	$5,494	$(11,830)	$—	$—	$185,274

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2008, 2007, and 2006

	(dollars in thousands, except per share data)

				Accumulated
				Other		Unearned
	Common		Retained	Comprehensive	Treasury	ESOP
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Total
Balance, December 31, 2006	$22	$46,632	$144,956	$5,494	$(11,830)	$—	$185,274

Comprehensive Income:
Net Income	—	—	31,477	—	—	—	31,477
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $577	—	—	—	—	—	—	878
Reclassification adjustment, net of tax benefit of $1,478	—	—	—	—	—	—	(2,240)
Other comprehensive loss, net of tax benefit of $901	—	—	—	(1,362)	—	—	(1,362)
Comprehensive Income	—	—	—	—	—	—	30,115

Issuance of 15,461,076 shares of common stock for merger of Main Street Trust, Inc.	16	345,827	—	—	—	—	345,843
Purchase of 549,800 shares of treasury stock	—		—	—	(11,218)	—	(11,218)
Issuance of 45,559 shares of treasury stock for option exercise and related tax benefit	—	(349)	—	—	749	—	400
Cash dividends common stock at $0.77 per share	—	—	(19,248)	—	—	—	(19,248)
Employee stock ownership plan shares acquired	—	—	—	—	—	(2,085)	(2,085)
Stock based employee compensation	—	616	—	—	—	—	616
Balance, December 31, 2007	$38	$392,726	$157,185	$4,132	$(22,299)	$(2,085)	$529,697

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2008, 2007, and 2006

(dollars in thousands, except per share data)

				Accumulated
				Other		Unearned
	Common		Retained	Comprehensive	Treasury	ESOP
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Total
Balance, December 31, 2007	$38	$392,726	$157,185	$4,132	$(22,299)	$(2,085)	$529,697

Comprehensive loss:
Net loss	—	—	(37,947)	—	—	—	(37,947)
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $4,003	—	—	—	—	—	—	6,067
Reclassification adjustment, net of tax benefit of $243	—	—	—	—	—	—	(362)
Other comprehensive loss, net of tax of $3,760	—	—	—	5,705	—	—	5,705
Comprehensive loss	—	—	—	—	—	—	(32,242)

Purchase of 562,500 shares of treasury stock	—	—	—	—	(10,622)	—	(10,622)
Issuance of 41,321 shares of treasury stock for option exercise and related tax benefit		257	—		716		973
Cash dividends common stock at $.80 per share	—	—	(28,680)	—	—	—	(28,680)
Employee stock ownership plan shares allocated	—	(67)	—	—	—	417	350
Stock based employee compensation	—	89	—	—	—	—	89
Cumulative effect of change in accounting principle for split- dollar life insurance arrangements	—	—	(4,748)	—	—	—	(4,748)
Balance, December 31, 2008	$38	$393,005	$85,810	$9,837	$(32,205)	$(1,668)	$454,817

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(37,947)	$31,477	$28,888
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	89	616	425
Depreciation and amortization	11,913	8,048	5,459
Provision for loan losses	98,250	14,475	1,300
Fair value adjustment on employee stock ownership plan shares allocated	(67)	—	799
Provision for deferred income taxes	(23,666)	(2,171)	(2,049)
Amortization (accretion) of security premiums and discounts, net	2,236	(1,503)	214
Security gains, net	(605)	(3,718)	(3,547)
Gain on sales of loans, net	(4,357)	(3,232)	(2,443)
Increase in cash surrender value of bank owned life insurance	(1,809)	(1,482)	(883)
Net gains on sale of OREO properties	(162)	(28)	(9)
Goodwill impairment	22,601	—	—
(Decrease) increase in deferred compensation	1,396	(2,544)	122
Change in assets and liabilities:
(Increase) decrease in other assets	(4,891)	2,387	570
Increase (decrease) in other liabilities	5,820	(2,844)	3,940
Net cash provided by operating activities before loan originations and sales	68,801	39,481	32,786

Loans originated for sale	(270,768)	(238,410)	(181,658)
Proceeds from sales of loans	283,342	235,475	179,582

Net cash provided by operating activities	81,375	36,546	30,710

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(355,923)	(466,461)	(166,606)
Proceeds from sales	31,285	68,433	15,020
Proceeds from maturities	288,764	498,456	118,735
Decrease in federal funds sold	459	39,041	2,300
Increase in loans	(274,529)	(100,936)	(205,276)
Purchases of premises and equipment	(10,351)	(14,698)	(7,301)
Proceeds from sales of premises and equipment	1,624	248	32
Proceeds from sale of OREO properties	5,324	1,507	652
Net payments for divestiture of branches	—	(80,751)	—
Purchase of subsidiary, net of cash and due from banks acquired	—	53,461	—

Net cash used in investing activities	(313,347)	(1,700)	(242,444)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in certificates of deposit	$400,356	$12,790	$148,854
Net (decrease) increase in demand deposits, money market and savings accounts	(100,861)	27,833	56,586
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(20,139)	51,582	4,657
Net (payments on) proceeds from short-term borrowings	72,477	(14,500)	25,000
Proceeds from long-term debt	25,000	—	50,325
Principal payments on long-term debt	(41,000)	(20,825)	(61,500)
Proceeds from issuance of junior subordinated debt owed to unconsolidated trusts	—	—	30,000
Redemption of junior subordinated debt owed to unconsolidated trusts	—	—	(25,000)
Cash dividends paid	(28,680)	(19,248)	(13,661)
Purchase of treasury stock	(10,622)	(11,218)	(2,040)
Proceeds from sales of treasury stock	326	652	872

Net cash provided by financing activities	296,857	27,066	214,093

Net increase in cash and due from banks	64,885	61,912	2,359
Cash and due from banks, beginning	125,228	63,316	60,957

Cash and due from banks, ending	$190,113	$125,228	$63,316

FIRST BUSEY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(dollars in thousands)

Purchase of Subsidiaries:
Common stock issued, including fair value of stock options assumed	$—	$347,805	$—
Cash payment	—	2,418	—
Total purchase price	$—	$350,223	$—

Assets acquired:
Cash and due from other banks	$—	$55,879	$—
Federal funds sold	—	39,500	—
Securities available for sale	—	344,245	—
Loans, net of allowance for loan losses of $12,847	—	1,002,114	—
Premises and equipment	—	30,679	—
Cash surrender value of bank owned life insurance	—	11,462	—
Goodwill	—	193,845	—
Other intangible assets	—	31,280	—
Other assets	—	31,217	—
Liabilities assumed:
Noninterest bearing deposits	—	(208,221)	—
Interest bearing deposits	—	(1,045,461)	—
Securities sold under agreements to repurchase	—	(96,767)	—
Short-term borrowings	—	(23)	—
Long-term debt	—	(13,000)	—
Deferred tax liability	—	(5,694)	—
Other liabilities	—	(20,832)	—
	$—	$350,223	$—

Cash payments for:
Interest	$98,301	$101,130	$65,493
Income taxes	$11,900	$19,800	$15,671

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$19,817	$3,076	$1,128
Employee stock ownership plan shares allocated	$417	$—	$2,058
Long-term debt proceeds used to purchase ESOP shares	$—	$2,085	$—
Non-cash stock option activity	$169	$252	$—

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Description of business:

First Busey Corporation (the Company) is a Nevada corporation and a financial holding company whose subsidiaries provide retail and commercial banking services, remittance processing, and offer a full range of financial products and services including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in downstate Illinois, Indianapolis, Indiana and southwest Florida.  The Company and subsidiaries are subject to competition from other financial institutions and non-financial institutions providing financial products and services.  First Busey Corporation and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation

The consolidated financial statements include the accounts of First Busey Corporation, representing the merger of the former Main Street Trust, Inc. with First Busey Corporation and its subsidiaries: Busey Bank, representing the November 2007 combination of the former Main Street Bank & Trust with Busey Bank; Busey Bank, N.A., representing the February 2006 combination of the former banks Busey Bank Florida and Tarpon Coast National Bank and its subsidiary Tarpon Coast Financial Services, and its subsidiary FirsTech, Inc.; First Busey Resources, Inc. (dissolved May 2008); Busey Wealth Management, Inc. and its subsidiaries: Busey Trust Company, First Busey Securities, Inc. (dissolved December 2007), Busey Insurance Services, Inc. (dissolved December 2007), and Busey Capital Management, Inc.  The financial statements also include the following wholly-owned entities on a deconsolidated basis:  First Busey Capital Trust I (dissolved June 2006), First Busey Statutory Trust II, First Busey Statutory Trust III and First Busey Statutory Trust IV.  All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practice within the banking industry.

Use of estimates

In preparing the accompanying consolidated financial statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses, including valuation of real estate and related collateral, and the fair value of reporting unit goodwill.

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiaries, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.

Cash flows

For purposes of the consolidated statement of cash flows, cash and due from banks include cash on hand and amounts due from banks.  Cash flows from Federal funds purchased and sold, short-term borrowings, and securities sold under agreements to repurchase are reported net, since their original maturities are less than three months.  Cash flows from loans and deposits are also treated as net increases or decreases.

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

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in securities available for sale in the balance sheets. The Corporation is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment has been recorded during 2008, 2007, or 2006.

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

Loans held for sale

Loans held for sale are those loans the Company has the intent to sell in the foreseeable future.  They consist of mortgage loans conforming to established guidelines and held for sale to investors and the secondary mortgage market.  Loans held for sale are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying amount of the loans after allocating cost to servicing rights retained.

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

Loan servicing

Servicing assets are recognized as separate assets when rights are acquired or retained through the sale of mortgage loans.  Mortgage servicing rights are initially recorded at fair value.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.  Capitalized servicing rights are reported in other assets and are amortized into other income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights as compared to book value.  Fair values are estimated using discounted cash flows based on current expected future prepayment rates.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized mortgage servicing rights based on the origination date, interest rate, and type of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceeds its fair value.  If the Company later determines that all or a portion of the impairment no longer exists for a particular group of loans, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at the amount of outstanding unpaid principal, adjusted for chargeoffs, the allowance for loan losses, and any deferred origination fees or costs on loans.

Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan’s yield.  The Company is generally amortizing these amounts over the contractual life.  However, for long-term fixed-rate mortgages the Company has anticipated prepayments and assumes an estimated economic life of 5 years or less. Commitment fees and costs are generally based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit and are recognized over the commitment period when the likelihood of exercise is remote.  If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

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

Premises and equipment

Land is stated at cost less accumulated depreciation of depreciable land improvements.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.  The estimated useful lives for premises and equipment are:

Asset Description	Estimated Useful Life
Buildings and improvements	3 – 40 years
Furniture and equipment	2 – 10 years

Long-lived assets

Long-lived assets, including premises and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations of the asset are less than the carrying value of the asset.  The cash flows used for this analysis are those directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds its fair value.

Other real estate owned

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost.  Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  The Company recognized a loss provision of $1.2 million during the year ended December 31, 2008 associated with the carrying amount of properties held in OREO. No significant loss provision was recorded for the years ended December 31, 2007 and 2006.  Revenue and expense from the operations of foreclosed assets and changes in the valuation allowance are included in operations.  Other real estate owned included in other assets was $15.8 million and $2.0 as of December 31, 2008 and 2007, respectively.

Goodwill

Costs in excess of the fair value of identifiable net assets acquired are recorded as goodwill during the purchase accounting process.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company performs assessments by comparing the fair value of each reporting unit to the book value of the reporting unit.   During 2008, the Company recorded a full impairment of goodwill associated with Busey Bank, N.A. in the amount of $22.6 million.  See Note 14 — Goodwill and Other Intangible Assets for further discussion.

Cash surrender value of bank-owned life insurance

The Company has purchased life insurance policies on certain executives and senior officers.  Life insurance is recorded at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) released EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, (“EITF 06-4”) which required that an employer recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agreed to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agreed to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. EITF 06-4 was adopted by the Company on January 1, 2008, at which time, the Company recorded a $4.7 million cumulative effect adjustment to retained earnings along with an associated liability for post-employment benefits in accordance with EITF 06-4.  During 2008, the Company recorded $0.4 million of expense related to post-employment life insurance benefits.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2005.  The provision for income taxes is based on income as reported in the financial statements.

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

Effective January 1, 2007, the Company adopted FIN No. 48. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open.  There were no unrecognized tax benefits as of January 1, 2007.  There have been no adjustments to unrecognized tax benefits since January 1, 2007.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to December 31, 2008.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2008 and 2007.

At December 31, 2008, the Company was under examination by the Illinois Department of Revenue for tax years 2005-2006.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2008.

Stock-based employee compensation

The Company has two stock-based employee compensation plans, which have been in existence for all periods presented, and which are more fully described in Note 17.  A third plan was assumed in the merger with Main Street Trust, Inc.

Stock based compensation cost recognized includes compensation costs for all share-based payments based on the grant-date fair value.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options to be presented as financing cash flows.  The Company had no excess cash inflows during the years ended December 31, 2008, 2007 and 2006.

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

Diluted earnings per share are determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period exceeds the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  The calculation of the diluted loss per share for the year ended December 31, 2008 does not reflect the assumed exercise of potentially dilutive stock options because the effect would have been anti-dilutive due to the net loss for the period.

The following reflects net income (loss) per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands, except per share data)
Net income (loss) available to common shareholders	$(37,947)	$31,477	$28,888

Basic average common shares outstanding	35,838	27,779	21,349
Dilutive potential due to stock options	—	145	57

Average number of common shares and dilutive potential common shares outstanding	35,838	27,924	21,406

Basic net income (loss) per share	$(1.06)	$1.13	$1.35

Diluted net income (loss) per share	$(1.06)	$1.13	$1.35

Impact of new financial accounting standards

In March 2008, Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement did not have a significant impact on the Company’s financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” Statement No. 161 amends Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS No. 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for the Company beginning on January 1, 2009.  The Company does not expect the adoption of this Statement will have a significant impact on its financial position or results of operations.

In December 2007, FASB issued SFAS No. 141(revised), “Business Combinations”.  The Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations.  Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions.  Acquisition costs and restructuring costs will generally be expensed as incurred.  This Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”.  The Statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This Statement is effective for the Company beginning on January 1, 2009.  The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.  This interpretation was effective for the Company’s fiscal year beginning January 1, 2008. This Statement did not have a significant impact on the Company’s financial statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the Company transacts.    SFAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, to partially defer SFAS No. 157.   The FSP defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial on at least an annual basis, to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  All other provisions of SFAS No. 157 not within the scope of the FSP are effective for the Company’s fiscal year beginning January 1, 2008. This Statement did not have, and is not expected to have, a significant impact on the Company’s financial statements other than additional disclosures related to assets and liabilities measured at fair value.

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

The merger was accounted for under the purchase method of accounting, which resulted in goodwill of $197.2 million equaling the excess of the purchase price over the fair value of identifiable assets.  During 2008, the purchase price and resultant amount allocated to goodwill increased by $0.9 million related to an adjustment of the value of the assumed Main Street stock options.  During 2008, goodwill related to the merger increased by $2.7 million as a result of finalization of merger related accruals. Identifiable intangible assets of $31.3 million were recorded related to core deposit and customer relationship intangibles.  The identifiable intangible assets are being amortized using accelerated methods over a period of 10 years.

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

Note 3.  Cash and Due from Banks

The Company’s banking subsidiaries are required to maintain certain cash reserve balances with the Federal Reserve Banks of Chicago and Atlanta, which may be offset by cash on hand.  The required reserve balances as of December 31, 2008 and 2007 were approximately $5.3 million and $42.9 million, respectively.

Busey Bank has established a clearing balance requirement with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services.  As of December 31, 2008 and 2007, the clearing balance requirements totaled $2.8 million.

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

Note 4.  Securities

The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$716	$42	$—	$758
Obligations of U.S. government corporations and agencies	394,496	13,611	—	408,107
Obligations of states and political subdivisions	92,907	652	1,365	92,194
Mortgage-backed securities	122,747	2,488	17	125,218
Corporate debt securities	3,159	14	76	3,097
	614,025	16,807	1,458	629,374
Mutual funds and other equity securities	2,324	1,141	168	3,297
Federal Home Loan Bank and Federal Reserve Bank stock	21,459	—	—	21,459

	$637,808	$17,948	$1,626	$654,130

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007:	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$15,003	$168	$1	$15,170
Obligations of U.S. government corporations and agencies	436,737	3,489	5	440,221
Obligations of states and political subdivisions	88,635	898	132	89,401
Mortgage-backed securities	36,723	344	325	36,742
Corporate debt securities	3,664	14	17	3,661
	580,762	4,913	480	585,195
Mutual funds and other equity securities	1,923	2,450	26	4,347
Federal Home Loan Bank and Federal Reserve Bank stock	20,880	—	—	20,880

	$603,565	$7,363	$506	$610,422

The amortized cost and fair value of debt securities available for sale as of December 31, 2008, by contractual maturity, are shown below.  Mutual funds and other equity securities, and Federal Home Loan Bank and Federal Reserve Bank stock do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$159,342	$162,141
Due after one year through five years	286,110	297,300
Due after five years through ten years	66,005	66,531
Due after ten years	102,568	103,402
	$614,025	$629,374

Gains and losses related to sales of securities are summarized as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Gross security gains	$611	$3,918	$3,563
Gross security losses	(6)	(200)	(16)

Net security gains	$605	$3,718	$3,547

The tax provision (benefit) for these net realized gains and losses amounted to $0.2 million, $1.5 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Investment securities with carrying amounts of $515.9 million and $492.3 million on December 31, 2008 and 2007, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Obligations of states and political subdivisions	$48,662	$1,321	$2,075	$44	$50,737	$1,365
Mortgage-backed securities	3,573	17	—	—	3,573	17
Corporate debt securities	1,991	57	181	19	2,172	76
Subtotal, debt securities	$54,226	$1,395	$2,256	$63	$56,482	$1,458

Mutual funds and other equity securities	161	118	9	50	170	168
Total temporarily impaired securities	$54,387	$1,513	$2,265	$113	$56,652	$1,626

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
U.S. Treasury securities	$308	$1	$—	$—	$308	$1
Obligations of U.S. government corporations and agencies	11,052	4	100	1	11,152	5
Obligations of states and political subdivisions	22,890	132	—	—	22,890	132
Mortgage-backed securities	2,821	325	—	—	2,821	325
Corporate debt securities	396	5	1,441	12	1,837	17
Subtotal, debt securities	$37,467	$467	$1,541	$13	$39,008	$480

Mutual funds and other equity securities	19	3	17	23	36	26
Total temporarily impaired securities	$37,486	$470	$1,558	$36	$39,044	$506

The total number of securities in the investments portfolio in an unrealized loss position as of December 31, 2008, and December 31, 2007 were 164 and 119, respectively.  All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary.  Unrealized losses in the portfolio at December 31, 2008, and December 31, 2007, primarily resulted from increased market interest rates.  However, certain obligations of states and political subdivisions, and mortgage-backed securities have been in decline due to liquidity issues in the marketplace that are driven by questions surrounding the creditworthiness of the issuers.  The Company does not believe creditworthiness to be an issue for the securities in the portfolio.  Because the Company has the ability and intent to hold these securities until market price recovery or maturity, these investments are not considered by management to be other-than-temporarily impaired.

Note 5.  Loans

The composition of loans is as follows:

	December 31,
	2008	2007
	(dollars in thousands)

Commercial	$455,592	$442,994
Real estate construction	743,371	731,150
Real estate - farmland	54,337	49,665
Real estate - 1 to 4 family residential mortgage	715,853	724,598
Real estate - multifamily mortgage	278,345	187,796
Real estate - non-farm nonresidential mortgage	893,011	797,474
Installment	59,692	54,849
Agricultural	41,781	40,469
	3,241,982	3,028,995
Plus net deferred loan origination costs	1,393	1,807
	3,243,375	3,030,802
Less allowance for loan losses	98,671	42,560

Net loans	$3,144,704	$2,988,242

Generally, loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

Geographic distribution of loans is as follows:

	December 31, 2008
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$407,102	$14,589	$33,901
Real estate construction	336,535	349,123	57,713
Real estate - farmland	50,338	3,999	—
Real estate - 1 to 4 family residential mortgage	525,000	168,534	22,319
Real estate - multifamily mortgage	257,584	17,710	3,051
Real estate - non-farm nonresidential mortgage	656,870	183,720	52,421
Installment	56,764	2,471	457
Agricultural	41,781	—	—
Total	$2,331,974	$740,146	$169,862

	December 31, 2007
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$402,364	$18,154	$22,476
Real estate construction	322,521	376,320	32,309
Real estate - farmland	39,273	10,392	—
Real estate - 1 to 4 family residential mortgage	527,877	174,693	22,028
Real estate - multifamily mortgage	180,830	4,388	2,578
Real estate - non-farm nonresidential mortgage	581,280	176,980	39,214
Installment	51,290	3,059	500
Agricultural	40,469	—	—
Total	$2,145,904	$763,986	$119,105

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

	December 31,
	2008	2007
	(dollars in thousands)

Total loans 90 days past due and still accruing
Illinois/ Indiana	$14,561	$2,796
Florida	1,284	1,914

Total non-accrual loans
Illinois/ Indiana	$8,425	$8,217
Florida	59,922	7,153
Total non-performing loans	$84,192	$20,080

Impaired loan totals in the categories below are net of charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Impaired loans for which a specific allowance has been provided	$25,850	$3,252	$3,918
Impaired loans for which no specific allowance has been provided	$45,097	$12,118	$1,647

Total loans determined to be impaired	$70,947	$15,370	$5,565

Allowance for loan loss for impaired loans included in the allowance for loan losses	$6,665	$650	$801
Average recorded investment in impaired loans	$53,829	$10,732	$4,410
Interest income recognized from impaired loans	$3,028	$720	$151

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms.  Restructurings generally include one or more of the following restructuring options; interest-only, interest rate reduction, change in interest rate and payment deferral.  The Company had $40.9 million in restructured loans in compliance with modified terms at December 31, 2008.  Restructured loans at December 31, 2007 were not significant.

Note 6.  Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Balance, beginning of year	$42,560	$23,588	$23,190
Addition due to acquisition	—	12,847	—
Provision for loan losses	98,250	14,475	1,300
Recoveries applicable to loan balances previously charged off	758	994	234
Loan balances charged off	(42,897)	(9,344)	(1,136)

Balance, end of year	$98,671	$42,560	$23,588

Note 7.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying consolidated balance sheets.  These unpaid principal balances were $691.4 million and $685.6 million as of December 31, 2008 and 2007, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.   Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2008 and 2007, was $2.2 million and $2.4 million, respectively.  The fair values of these servicing rights were $4.4 million and $3.3 million, respectively, at December 31, 2008 and 2007.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Mortgage servicing rights capitalized	$663	$651	$312
Mortgage servicing rights acquired	$—	$1,871	$—
Mortgage servicing rights amortized	$807	$923	$889

Note 8.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2008	2007
	(dollars in thousands)
Land and improvements	$24,519	$22,559
Buildings and improvements	62,912	61,119
Furniture and equipment	36,920	33,557
	124,351	117,235
Less accumulated depreciation	42,619	36,835
Total premises and equipment	$81,732	$80,400

Depreciation expense was $7.4 million, $5.5 million, and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9.  Deposits

The composition of deposits is as follows:

	December 31,
	2008	2007
	(dollars in thousands)
Demand deposits, noninterest-bearing	$378,007	$389,672
Interest-bearing transaction deposits	92,542	158,215
Savings deposits	153,967	148,205
Money market deposits	1,111,383	1,140,668
Time deposits	1,770,794	1,370,438
Total	$3,506,693	$3,207,198

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $597.9 million and $477.4 million at December 31, 2008 and 2007, respectively.  Brokered deposits of $306.9 million and $27.3 million are included in the balance of time deposits as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2009	$1,399,865
2010	221,968
2011	65,868
2012	55,847
2013	26,815
Thereafter	431
$1,770,794

Note 10.  Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased are short-term borrowings that generally mature between one and ninety days.  The Company had no federal funds purchased at December 31, 2008 and $36.5 million at December 31, 2007.  Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature either daily or within one year from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The underlying securities are held by the Company’s safekeeping agent.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Balances of securities sold under agreements to repurchase were $183.0 million and $166.6 million as of December 31, 2008 and 2007, respectively.

Note 11.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.  The advances are borrowed on either the Company’s $35 million line of credit or from the Federal Home Loan Bank (FHLB) of Chicago.  FHLB advances are collateralized by all U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and Federal Home Loan Bank of Chicago stock not pledged to others.

The interest rate on advances from the line of credit is at LIBOR + 1.15%.  The interest rates on the short-term FHLB of Chicago borrowings are generally fixed.  The Company had $55.0 million in short-term FHLB advances outstanding as of December 31, 2008.  The rate was 3.21% on December 31, 2008, respectively.  There were no short-term FHLB advances outstanding at December 31, 2007.

At December 31, 2008, First Busey Corporation had an operating line in the amount of $35.0 million from its primary correspondent bank.  The line, which is collateralized by the outstanding shares of Busey Bank, matures on May 31, 2009.  The Company had $28.0 million and $10.5 million outstanding on its operating line at December 31, 2008 and 2007, respectively.  The interest rate on advances from the line of credit is at LIBOR + 1.50%.  The rate was 1.94% and 6.08% on December 31, 2008 and 2007, respectively.

Note 12.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2008	2007
	(dollars in thousands)
Notes payable, JPMorgan Chase N.A., interest payable quarterly:

$2,085,000 term loan, ESOP related, at LIBOR + 1.15% (effective rate of 1.25% and 5.67% at December 31, 2008 and 2007, respectively), annual payments of $417,000, began December 2008, loan matures December 15, 2012	$1,668	$2,085

$30,000,000 term loan at LIBOR plus 1.75% (effective rate of 2.19% and 6.49% at December 31, 2008 and 2007, respectively), amount due on June 1, 2011	$30,000	$30,000

Notes payable, Federal Home Loan Banks of Chicago and Atlanta, collateralized by all otherwise unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate loans and Federal Home Loan Bank stock.	$102,825	$118,825

	$134,493	$150,910

In connection with the $30.0 million term loan, the Company has agreed, among other things, not to incur at the holding company level additional debt, pledge as collateral any personal or real property, dispose of assets exceeding ten percent of the consolidated assets of the Company, become a guarantor of otherwise liable for debts of any other person, purchase the assets of or merge with another institution without prior consent of the lender.  Additionally, First Busey has agreed to maintain an annual return on average total assets of 0.70%, a consolidated non-performing asset ratio of not greater than 2.75% and to maintain sufficient capital to be classified as “well capitalized” on both a consolidated basis and at the individual bank level.  As of December 31, 2008, the Company was not in compliance with covenants noted above.  The Company has received a waiver for the covenants for the quarter ended December 31, 2008.

The $30.0 million term loan calls for annual payments of $4.0 million in June.  The Company requested and received a waiver on the payment since 2007.

Our ESOP is collateralized by the unallocated shares of the plan and guaranteed by the Company.  Our $30.0 million term loan is collateralized by the outstanding shares of Busey Bank.

As of December 31, 2008, funds borrowed from the Federal Home Loan Banks of Chicago and Atlanta, listed above, consisted of fixed-rate advances maturing through May, 2013, with interest rates ranging from 3.22% to 5.54%.  The weighted average rate on these long-term advances was 4.38% and 4.68% as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the scheduled maturities of long-term debt, in thousands, are as follows:

2009	$35,417
2010	25,917
2011	53,742
2012	12,417
2013	7,000
$134,493

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2008:

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for applications of the aforementioned quantitative limitation.  As of December 31, 2008 and 2007, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

Note 14: Goodwill and Other Intangibles Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is our operating segments. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Based on the impairment testing performed at December 31, 2008, Busey Bank, Busey Wealth Management and FirsTech did not have indicators of potential impairment based on the estimated fair value of those operating segments.

Based upon the impairment testing, Busey Bank, N.A. indicated potential impairment and was subjected to the second step of goodwill impairment testing. Busey Bank, N.A. experienced two consecutive years of operating losses driven by the deterioration in the real estate markets in southwest Florida.  The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the fair value of Busey Bank, N.A.  As a result of applying the second step of the impairment test, Busey Bank, N.A. recorded goodwill impairment of $22.6 million in 2008.

Due to the decline in the Company’s stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  The evaluation may result in further impairment

During 2008, the Company recorded additional goodwill of $3.7 million related to the finalization of certain accruals related to the Main Street merger.

Changes in the carrying amount of goodwill by operating segment during 2008 are as follows:

	Balance at December 31, 2007	Purchase Accounting Adjustments	Tax Benefit Recognition(1)	Impairment	Balance at December 31, 2008
	(dollars in thousands)
Goodwill:
Busey Bank	$201,273	$3,527	$—	$—	$204,800
Busey Bank, N.A.	22,601	—	—	(22,601)	—
FirsTech	8,992	—	—	—	8,992
Busey Wealth Management	11,694	—	—	—	11,694
All Other	3,404	136	(163)	—	3,377
Total Goodwill	$247,964	$3,663	$(163)	$(22,601)	$228,863

Changes in the carrying amount of goodwill by operating segment during 2007 are as follows:

	Balance at January 1, 2007	Acquired during the Year	Tax Benefit Recognition(1)	Balance at December 31, 2007
	(dollars in thousands)
Goodwill:
Busey Bank	$30,237	$171,036	$—	$201,273
Busey Bank, N.A.	22,601	—	—	22,601
FirsTech	—	8,992	—	8,992
Busey Wealth Management	—	11,694	—	11,694
All Other	1,548	2,123	(267)	3,404
Total Goodwill	$54,386	$193,845	$(267)	$247,964

(1) – A portion of goodwill has been allocated to the anticipated future benefit resulting from exercises of stock options assumed in the merger with Main Street Trust, Inc.  As the stock options are exercised, the associated tax benefit is deducted from the allocated goodwill, which was $1.8 and $1.7 million at December 31, 2008 and 2007, respectively.

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 10 years.  Other intangible asset disclosures are as follows:

	Balance at December 31, 2007	Amortization	Balance at December 31, 2008
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$21,771	$3,178	$18,593
Customer relationship intangibles	10,752	1,340	9,412
	$32,523	$4,518	$28,005

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2008:
Gross carrying amount	$34,836	$11,320
Accumulated amortization	16,243	1,908
	$18,593	$9,412

Estimated amortization expense:
2009	$3,078	$1,298
2010	2,809	1,256
2011	2,321	1,212
2012	2,194	1,141
2013	2,046	1,057
Thereafter	6,145	3,448
	$18,593	$9,412

Note 15.  Income Taxes

The components of income taxes consist of:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Current	$8,098	$15,104	$16,750
Deferred	(23,666)	(2,171)	(2,049)

Total income tax (benefit) expense	$(15,568)	$12,933	$14,701

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of operations is as follows:

	Years Ended December 31,
	2008	2007	2006
	% of	% of	% of
	Pretax	Pretax	Pretax
	Loss	Income	Income

Income tax (benefit) at statutory rate	(35.0)%	35.0%	35.0%
Effect of:
Goodwill impairment	14.8%	—%	—%
Tax-exempt interest, net	(2.6)%	(2.6)%	(2.7)%
State income taxes, net	(2.4)%	1.3%	2.2%
Income on bank owned life insurance	(0.7)%	(0.9)%	(0.7)%
ESOP dividends	(0.6)%	(0.7)%	(0.7)%
Income tax credits	(0.8)%	—%	—%
Other, net	(1.8)%	(3.0)%	0.6%

	(29.1)%	29.1%	33.7%

Net deferred taxes, included in other assets at December 31, 2008 and other liabilities at December 31, 2007 in the accompanying balance sheets, include the following amounts of deferred tax assets and liabilities:

	2008	2007
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$38,984	$16,808
Stock-based compensation	447	412
Loan adjustments	312	1,315
Deferred compensation	1,888	1,951
Accrued vacation	383	391
Employee costs	1,542	1,129
Other	221	208
	43,777	22,214

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	(6,485)	(2,725)
Other	(1,472)	(1,090)
Basis in premises and equipment	(4,184)	(4,795)
Mortgage servicing assets	(891)	(939)
Basis in core deposit and customer intangibles	(10,873)	(12,536)
Deferred loan origination costs	(550)	(713)
	(24,455)	(22,798)

Net deferred tax asset (liability)	$19,322	$(584)

Note 16.  Employee Benefit Plans

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

In December 2006, the Company contributed $2.1 million to the ESOP to retire all outstanding borrowings and accrued interest.

In December 2007, the ESOP trust fund borrowed $2.1 million and purchased 100,000 shares of the Company stock.

As permitted by SOP 93-6, compensation expense for shares released is equal to the original acquisition cost of the shares if they were acquired prior to December 31, 1992. Compensation expense for shares released is equal to the fair market value of the shares when released if they were acquired on or after January 1, 1993.  All shares released in 2008 and 2006 were acquired after January 1, 1993.  No shares were released during 2007.  During 2008, $0.4 million of compensation expense was recognized for the ESOP, releasing 20,000 shares to participant accounts.  During 2006, $2,904,000 of compensation expense was recognized for the ESOP, releasing 123,000 shares to participant accounts.  Compensation expense related to the ESOP is included in the chart below under “Employee Benefits”.  Compensation expense related to the ESOP, including related interest expense was $0.5 million and $3.0 million, in the years ended December 31, 2008 and 2006, respectively.  There was no ESOP related expense recorded in 2007.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 938,190 worth $17.1 million and 969,843 worth $19.3 million at December 31, 2008 and 2007, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2008		2007
		Fair		Fair
	Shares	Value	Shares	Value
		(dollars in thousands)
Allocated shares	229,744	$4,191	226,998	$4,508
Unallocated shares	80,000	1,459	100,000	1,986

Total	309,744	$5,650	326,998	$6,494

Profit Sharing Plan

All full-time employees who meet certain age and service requirements are eligible to participate in the Company’s profit-sharing plan.  The contributions, if any, are determined solely by the Boards of Directors of the Company and its subsidiaries and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year.

The rights of the participants vest ratably over a seven-year period, except for the 401(k) match portion, which vests immediately.  Contributions to the plan were $2.6 million, $2.4 million and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Employee benefits	$2,992	$2,427	$3,983
Interest on employee stock ownership plan debt	95	—	115

Total employer contributions	$3,087	$2,427	$4,098

First Busey Corporation sponsors deferred compensation plans for executive officers for deferral of performance bonuses.  The deferred compensation expense reported for the years ended December 31, 2008, 2007, and 2006 was $0.2 million, $0.2 million, and $0.1 million, respectively.  The deferred compensation liability was $4.3 million at December 31, 2008, and $4.2 million at December 31, 2007.

Note 17.  Stock Incentive Plans

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

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented. As of December 31, 2008, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase. The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.

The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

	2008	2007		2006
	Director	Director	Employee	Director	Employee

Number of options granted	67,500	27,000	20,000	62,000	188,000
Risk-free interest rate	3.66%	5.05%	4.20%	4.98%	4.99%
Expected life, in years	4.6	4.8	4.7	4.20	4.20
Estimated Forfeiture Rate	—	—	—	—%	8.00
Expected volatility	16.00%	13.10%	11.16%	11.30%	11.30%
Expected dividend yield	4.67%	3.65%	3.29%	3.09%	3.17%

Estimated fair value per option	$1.62	$2.40	$2.18	$2.37	$2.27

Expected life and estimated forfeiture rate is based on historical exercise and termination behavior. Expected stock price volatility is based on historical volatility of the Company’s common stock and correlates with the expected life of the options. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected life of the option. The expected dividend yield represents the annual dividend yield as of the date of grant. Management reviews and adjusts the assumptions used to calculate the fair value of an option as of each grant date to better reflect expected trends.

A summary of the status of the Company’s stock option plans for the years ended December 31, 2008, 2007, and 2006, and the changes during the years ending on those dates is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(dollars in thousands, except per share data)
Outstanding at beginning of year	2,033,989	$17.08	780,100	$18.50	625,925	$17.67
Granted	67,500	17.12	47,000	20.55	250,000	20.30
Assumed through merger	—	—	1,310,198	16.08	—	—
Exercised	(117,051)	15.54	(94,809)	16.46	(47,475)	15.50
Forfeited	(65,550)	18.91	(8,500)	20.03	(48,350)	19.88
Outstanding at end of year	1,918,888	$17.11	2,033,989	$17.08	780,100	$18.50

Exercisable at end of year	1,831,388	$17.06	2,013,989	$17.03	289,050	$16.11

Intrinsic value of options exercised during the year		$550		$451		$339
Weighted-average fair value per option for options granted during the year		$1.62		$2.31		$2.29

The following table summarizes information about stock options outstanding at December 31, 2008:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
		(intrinsic value in thousands)
$11.29-12.00	429,395	$11.72	2.33		429,395
14.56-16.03	307,014	15.32	3.16		307,014
19.59-19.83	287,950	19.63	0.75		287,950
17.12-21.90	697,529	19.26	6.40		610,029
20.16-20.71	197,000	20.32	2.96		197,000

	1,918,888	$17.11	3.77	$3,771	1,831,388	$3,696

The Company recorded an insignificant amount of stock compensation expense during 2008.  The Company recorded stock option based compensation expense of $0.4 million, net of $0.2 million tax benefit, and $0.3 million, net of $0.2 million tax benefit for the years ended December 31, 2007 and 2006, respectively.   As of December 31, 2008, the Company has an insignificant amount of unrecognized stock option expense.

Restricted Stock Award Plan:

The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 675,000 shares of common stock which may be granted by the Executive Compensation and Succession Committee of the Board of Directors of the Company to certain executive officers and key personnel of First Busey Corporation and its subsidiaries.  Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth.  As of December 31, 2008 and 2007, all shares under restriction have been released.

Compensation expense is recognized for financial statement purposes over the vesting period.  An insignificant amount of compensation expense was recognized under this plan during the year ended December 31, 2006.   There is no unrecognized or recognized compensation expense related to this plan as of and for the years ended December 31, 2008 and 2007.

The Company has 597,300 shares available for grant under the 1993 Restricted Stock Award Plan.

Note 18.  Transactions with Directors and Executive Officers

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

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2008:

Balance at beginning of year	$27,180
Addition due to change in relationship	1,687
Deletion due to change in relationship	(6,227)
New loans/ advances	6,914
Repayments	(7,947)
Balance at end of year	$21,607

Total unused commitments to directors and executive officers were $1.2 million at December 31, 2008.

Note 19.  Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt is dependent on the receipt of cash dividends from its subsidiaries.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  As a practical matter, dividend payments are restricted because of the desire to maintain a strong capital position in the subsidiaries. See Note 20 for further discussion of dividend guidelines under Treasury’s Capital Purchase Program.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the federal and state regulatory agencies categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Banks’ classification.  The Company’s and the Banks’ actual capital amounts and ratios as of December 31, 2008 and 2007, are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
As of December 31, 2008:

Total Capital (to Risk Weighted Assets)
Consolidated	$296,295	8.88%	$266,913	8.00%	N/A	N/A
Busey Bank	$301,396	10.02%	$240,736	8.00%	$300,919	10.00%
Busey Bank, N.A	$38,655	11.84%	$26,125	8.00%	$32,656	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$253,449	7.60%	$133,457	4.00%	N/A	N/A
Busey Bank	$262,862	8.74%	$120,368	4.00%	$180,552	6.00%
Busey Bank, N.A.	$34,394	10.53%	$13,063	4.00%	$19,594	6.00%

Tier I Capital (to Average Assets)
Consolidated	$253,449	6.14%	$165,211	4.00%	N/A	N/A
Busey Bank	$262,862	7.08%	$148,440	4.00%	$185,549	5.00%
Busey Bank, N.A.	$34,394	8.14%	$16,900	4.00%	$21,125	5.00%

As of December 31, 2007:

Total Capital (to Risk Weighted Assets)
Consolidated	$353,763	10.91%	$259,470	8.00%	N/A	N/A
Busey Bank	$324,137	11.25%	$230,452	8.00%	$288,065	10.00%
Busey Bank, N.A.	$48,390	13.87%	$27,915	8.00%	$34,894	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$312,105	9.62%	$129,735	4.00%	N/A	N/A
Busey Bank	$287,442	9.98%	$115,226	4.00%	$172,839	6.00%
Busey Bank, N.A.	$43,999	12.61%	$13,958	4.00%	$20,936	6.00%

Tier I Capital (to Average Assets)
Consolidated	$312,105	8.03%	$155,451	4.00%	N/A	N/A
Busey Bank	$287,442	8.44%	$136,190	4.00%	$170,237	5.00%
Busey Bank, N.A.	$43,999	10.07%	$17,474	4.00%	$21,842	5.00%

Note 20. Subsequent Event — TARP Capital

On March 6, 2009, the Company, pursuant to the CPP implemented under the EESA, entered into a Letter Agreement, which includes the Securities Purchase Agreement — Standard Terms (collectively, the “Purchase Agreement”), with the Treasury pursuant to which the Company issued and sold to Treasury 100,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, together with a warrant to purchase 1,147,666 shares of the Company’s common stock for an aggregate purchase price of $100 million in cash.  The warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price equal to $13.07 per share of the common stock.

The Series T Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series T Preferred Stock may be redeemed by the Company at any time, subject to approval of the Federal Reserve.  Any redemption of the Series T Preferred Stock will be at the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.

Prior to the third anniversary of Treasury’s purchase of the Series T Preferred Stock, unless the Series T Preferred Stock has been redeemed or Treasury has transferred all of the Series T Preferred Stock to one or more third parties, the consent of Treasury will be required for the Company to increase the dividend paid on its common stock above its most recent quarterly dividend of $0.20 per share or repurchase shares of its common stock (other than in connection with benefit plans).  The Series T Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series T Preferred Stock.

Note 21.  Commitments, Contingencies and Credit Risk

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

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	December 31,
	2008	2007
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$705,231	$722,677
Standby letters of credit	27,862	46,698

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

The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2008 and 2007, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

As of December 31, 2008, the Company has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Lease Commitments

At December 31, 2008, the Company was obligated under noncancelable operating leases for office space and other commitments.  Rent expense under operating leases, included in net occupancy expense of premises, was approximately $2.8 million, $1.3 million, and $1.5 million the years ended December 31, 2008, 2007 and 2006, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2008, in thousands, are as follows:

2009	$2,637
2010	2,401
2011	2,223
2012	1,178
2013	257
Thereafter	1,743
$10,439

Note 22 - Fair Value Measurements

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

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, $68.3 million at December 31, 2008, and loans with a portion of the allowance for loan losses allocated specific to the loan, $2.6 million at December 31, 2008.  Collateral values are estimated using level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

The following table summarizes financial assets and financial liabilities measured at fair value as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
		(dollars in thousands)

Recurring
Securities available-for-sale	$3,297	$650,833	$—	$654,130
Non-recurring
Impaired Loans	—	—	70,947	70,947

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a non-recurring basis were not significant at December 31, 2008.

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

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, federal funds sold and accrued interest. The methodologies for other financial assets and financial liabilities are discussed below:

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2008 and 2007, these items are insignificant.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(dollars in thousands)
Financial assets:
Cash and cash equivalents	$190,113	$190,113	$125,228	$125,228
Federal funds sold	—	—	459	459
Securities	654,130	654,130	610,422	610,422
Loans, net	3,158,910	3,164,794	3,010,665	3,028,844
Accrued interest receivable	20,405	20,405	24,239	24,239

Financial liabilities:
Deposits	3,506,693	3,513,902	3,207,198	3,207,506
Federal funds purchased and securities sold under agreements to repurchase	182,980	182,980	203,119	203,119
Short-term borrowings	83,000	83,000	10,523	10,523
Long-term debt	134,493	138,563	150,910	152,585
Junior subordinated debt owed to unconsolidated trusts	55,000	53,272	55,000	56,331
Accrued interest payable	14,055	14,055	14,804	14,804

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

Note 23.  Reportable Segments and Related Information

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

In November 2007, the trust department of the former Main Street Bank & Trust was sold to Busey Trust Company.  The 2007 results of Busey Wealth Management reflect approximately 1.5 months of the former trust department of Main Street Bank & Trust.

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

The following summarized information relates to the Company’s reportable segments:

	Goodwill		Total Assets
As of December 31,	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)

Busey Bank	$204,800	$201,273	$4,015,497	$3,699,454
Busey Bank, N.A.	—	22,601	410,803	452,276
FirsTech	8,992	8,992	19,911	19,285
Busey Wealth Management	11,694	11,694	25,255	26,959
All Other	3,377	3,404	(11,373)	(5,046)
Totals	$228,863	$247,964	$4,460,093	$4,192,925

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)

Interest Income:
Busey Bank	$196,715	$174,373	$119,572
Busey Bank, N.A.	23,768	27,520	26,588
FirsTech	42	18	—
Busey Wealth Management	330	292	255
All Other	(371)	(300)	(49)
Total Interest Income	$220,484	$201,903	$146,366

Interest Expense:
Busey Bank	$79,012	$79,730	$52,317
Busey Bank, N.A.	12,896	14,883	11,338
FirsTech	—	—	—
Busey Wealth Management	—	—	—
All Other	5,240	5,792	6,196
Total Interest Expense	$97,148	$100,405	$69,851

Other Income:
Busey Bank	$28,089	$25,518	$19,765
Busey Bank, N.A.	1,165	1,873	2,400
FirsTech	12,293	4,589	—
Busey Wealth Management	14,114	9,032	7,815
All Other	759	680	(1,519)
Total Other Income	$56,420	$41,692	$28,461

Net Income:
Busey Bank	$1,314	$35,088	$29,542
Busey Bank, N.A.	(40,334)	(2,581)	3,465
FirsTech	2,527	744	—
Busey Wealth Management	2,540	2,408	2,299
All Other	(3,994)	(4,182)	(6,418)
Total Net Income	$(37,947)	$31,477	$28,888

Note 24.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands)
ASSETS

Cash and due from subsidiary banks	$1,274	$4,517
Securities available for sale	803	1,111
Loans	386	402
Investments in subsidiaries:
Bank	534,947	584,773
Non-bank	22,209	23,459
Premises and equipment, net	1,761	1,717
Goodwill	3,377	3,404
Other assets	10,607	10,528
Total assets	$575,364	$629,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$28,000	$10,500
Long-term debt	30,000	30,000
Long-term ESOP debt	1,668	2,085
Junior subordinated debentures owed to unconsolidated trusts	55,000	55,000
Other liabilities	5,879	2,629
Total liabilities	120,547	100,214

Stockholders’ equity before unearned ESOP shares	456,485	531,782
Unearned ESOP shares	(1,668)	(2,085)
Total stockholders’ equity	454,817	529,697
Total liabilities and stockholders’ equity	$575,364	$629,911

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$30,000	$37,000	$16,000
Non-bank	3,750	2,275	5,800
Interest and dividend income	47	147	250
Other income	3,993	3,452	1,101
Total operating income	37,790	42,874	23,151

Expenses:
Salaries and employee benefits	4,946	4,875	3,292
Interest expense	5,645	6,238	6,459
Operating expense	2,803	1,906	2,038
Total expenses	13,394	13,019	11,789

Income before income tax benefit and distributions (in excess of) less than net income of subsidiaries	24,396	29,855	11,362

Income tax benefit	5,357	5,278	3,988

Income before distributions (in excess of) less than net income of subsidiaries	29,753	35,133	15,350

Distributions (in excess of) less than net income of subsidiaries:
Bank	(66,492)	(3,749)	17,007
Non-bank	(1,208)	93	(3,469)

Net income (loss)	$(37,947)	$31,477	$28,888

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(37,947)	$31,477	$28,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	340	140	128
Distributions in excess of (less than) net income of subsidiaries	67,700	3,656	(13,538)
Stock-based compensation	89	616	428
Fair value adjustment on employee stock ownership plan shares allocated	(67)	—	799
Security gains, net	—	(1,480)	—
Changes in assets and liabilities:
Decrease in other assets	211	100	1,567
(Decrease) increase in other liabilities	3,250	(1,851)	2,189

Net cash provided by operating activities	33,576	32,658	20,461

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	629	38
Purchases of securities available for sale	(19)	(249)	(100)
Decrease in loans	16	2,257	2,880
Purchases of premises and equipment, net	(383)	(289)	(35)
Investment in subsidiary, net	(14,957)	—	—
Purchase of subsidiary, net of cash and due from subsidiary bank	—	(14,160)	—
Net cash provided by (used in) investing activities	(15,343)	(11,812)	2,783

Cash Flows from Financing Activities
Proceeds from short-term borrowings, net	17,500	10,500	—
Principal payments on long-term debt	—	—	(14,058)
Proceeds from issuance of junior subordinated debentures due to unconsolidated trusts	—	—	30,000
Redemption of junior subordinated debentures owed to unconsolidated trusts	—	—	(25,000)
Purchases of treasury stock	(10,622)	(11,218)	(2,040)
Proceeds from sales of treasury stock	326	652	872
Cash dividends paid	(28,680)	(19,248)	(13,661)

Net cash used in financing activities	(21,476)	(19,314)	(23,887)

Net (decrease) increase in cash and due from subsidiary banks	(3,243)	1,532	(643)
Cash and due from subsidiary banks, beginning	4,517	2,985	3,628

Cash and due from subsidiary banks, ending	$1,274	$4,517	$2,985

Note 25.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2008
	December 31	September 30	June 30	March 31

Interest income	$52,340	$54,894	$54,693	$58,557
Interest expense	23,233	23,453	23,167	27,295
Net interest income	29,107	31,441	31,526	31,262
Provision for loan losses	75,800	8,000	12,300	2,150
Noninterest income	12,374	15,877	13,985	14,184
Noninterest expense(1)	52,397	27,379	27,152	28,093
Income before income taxes	(86,716)	11,939	6,059	15,203
Income taxes	(25,357)	3,122	1,468	5,199
Net income	$(61,359)	$8,817	$4,591	$10,004

Basic earnings per share	$(1.71)	$0.25	$0.13	$0.28
Diluted earnings per share	$(1.71)	$0.25	$0.13	$0.28

	2007
	December 31	September 30	June 30	March 31

Interest income	$63,486	$58,802	$40,180	$39,435
Interest expense	30,924	28,790	20,517	20,174
Net interest income	32,562	30,012	19,663	19,261
Provision for loan losses	11,700	1,795	680	300
Noninterest income	14,351	13,012	7,397	6,932
Noninterest expense	30,690	24,395	14,522	14,698
Income before income taxes	4,523	16,834	11,858	11,195
Income taxes	156	5,324	3,994	3,459
Net income	$4,367	$11,510	$7,864	$7,736

Basic earnings per share	$0.12	$0.37	$0.37	$0.36
Diluted earnings per share	$0.12	$0.36	$0.37	$0.36

(1) – Noninterest expense in the fourth quarter of 2008 includes goodwill impairment of $22.6 million.