Form 10-Q
period 2009-03-31
FIRST BUSEY CORP /NV/
filed 2009-05-11
CIK 314489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/2009                         Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. Main St., Urbana, Illinois	61801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 365-4516

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2009
Common Stock, $.001 par value	35,815,892

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Unaudited)

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Assets
Cash and due from banks	$138,413	$190,113
Securities available for sale	708,112	654,130
Loans held for sale (fair value 2009 $69,412; 2008 $14,452)	68,552	14,206
Loans (net of allowance for loan losses 2009 $88,498; 2008 $98,671)	3,104,390	3,144,704
Premises and equipment	80,890	81,732
Cash surrender value of bank owned life insurance	34,879	34,530
Goodwill	228,850	228,863
Other intangible assets	26,915	28,005
Other assets	79,474	83,810
Total assets	$4,470,475	$4,460,093

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$458,332	$378,007
Interest bearing	3,031,869	3,128,686
Total deposits	$3,490,201	$3,506,693

Federal funds purchased and securities sold under agreements to repurchase	143,635	182,980
Short-term borrowings	58,000	83,000
Long-term debt	132,743	134,493
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	39,208	43,110
Total liabilities	$3,918,787	$4,005,276

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, issued - 2008 series T, 100,000 shares, $1,000 liquidation value; 2007 none	$98,454	$—
Common stock, $.001 par value, authorized 60,000,000 shares; issued — 37,546,497 shares	38	38
Surplus	393,010	393,005
Retained earnings	84,179	85,810
Accumulated other comprehensive income	9,858	9,837
Total stockholders’ equity before treasury stock and unearned ESOP shares	$585,539	$488,690
Treasury stock, at cost — 2009 1,650,605; 2008 1,651,887	(32,183)	(32,205)
Unearned ESOP shares — 80,000 shares	(1,668)	(1,668)
Total stockholders’ equity	$551,688	$454,817
Total liabilities and stockholders’ equity	$4,470,475	$4,460,093

Common shares outstanding at period end	35,815,892	35,814,610

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$42,140	$51,651
Interest and dividends on investment securities:
Taxable interest income	5,272	5,837
Non-taxable interest income	858	928
Dividends	37	36
Interest on Federal funds sold	—	105
Total interest income	$48,307	$58,557
Interest expense:
Deposits	$17,817	$22,847
Federal funds purchased and securities sold under agreements to repurchase	344	1,403
Short-term borrowings	499	356
Long-term debt	1,274	1,730
Junior subordinated debt owed to unconsolidated trusts	777	959
Total interest expense	$20,711	$27,295
Net interest income	$27,596	$31,262
Provision for loan losses	10,000	2,150
Net interest income after provision for loan losses	$17,596	$29,112

Other income:
Remittance processing	$3,254	$2,947
Trust	3,205	3,073
Commissions and brokers fees, net	519	702
Service charges on deposit accounts	2,858	2,700
Other service charges and fees	1,139	1,151
Gain on sales of loans	2,418	1,160
Security gains, net	21	472
Other operating income	2,647	1,979
Total other income	$16,061	$14,184
Other expenses:
Salaries and wages	$10,629	$11,512
Employee benefits	2,817	3,136
Net occupancy expense of premises	2,575	2,464
Furniture and equipment expenses	1,936	1,917
Data processing	1,732	1,688
Amortization of intangible assets	1,090	1,129
Other operating expenses	5,072	6,247
Total other expenses	$25,851	$28,093
Income before income taxes	$7,806	$15,203
Income taxes	1,913	5,199
Net income	$5,893	$10,004
Preferred stock dividends and warrant accretion	387	—
Net income available to common shareholders	$5,506	$10,004
Basic earnings per common share	$0.15	$0.28
Diluted earnings per common share	$0.15	$0.28
Dividends declared per share of common stock	$0.20	$0.20

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$5,893	$10,004
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	36	5
Depreciation and amortization	2,935	3,004
Provision for loan losses	10,000	2,150
Provision for deferred income taxes	3,704	(190)
Amortization (accretion) of security premiums and discounts, net	998	(388)
Security gains, net	(21)	(472)
Gain on sales of loans	(2,418)	(1,160)
Settlement of post retirement benefit liabilities	(2,021)	—
Increase in cash surrender value of bank owned life insurance	(349)	(401)
(Decrease) in deferred compensation, net	(20)	(135)
Change in assets and liabilities:
(Increase) decrease in other assets	2,594	(1,224)
(Decrease) increase in other liabilities	(4,234)	1,956
Increase (decrease) in interest payable	466	(621)
(Increase)decrease in income taxes receivable	(799)	5,230
Net cash provided by operating activities before loan originations and sales	$16,764	$17,758

Loans originated for sale	(158,773)	(80,502)
Proceeds from sales of loans	106,845	75,595
Net cash (used in) provided by operating activities	$(35,164)	$12,851

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	4,627	17,668
Proceeds from maturities of securities classified available for sale	52,166	133,679
Purchase of securities classified available for sale	(112,695)	(135,987)
Proceeds from sale of Federal Reserve Stock	977	—
Decrease in Federal funds sold	—	459
Decrease (increase) in loans	27,823	(77,132)
Proceeds from sale of other real estate properties	1,319	2,098
Purchases of premises and equipment	(1,003)	(2,744)
Net cash used in investing activities	$(26,786)	$(61,959)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008
	(dollars in thousands)
Cash Flows From Financing Activities
Net decrease in certificates of deposit	$(22,812)	$(19,469)
Net increase in demand, money market and savings deposits	6,320	60,579
Cash dividends paid	(7,163)	(7,205)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(39,345)	(60,623)
Proceeds from short-term borrowings	—	157,000
Principal payments on short-term borrowings	(25,000)	(51,523)
Principal payments on long-term debt	(1,750)	(23,000)
Purchase of treasury stock	—	(8,975)
Proceeds from sale of treasury stock	—	164
Proceeds from issuance of CPP preferred stock and warrants	100,000	—
Net cash provided by financing activities	$10,250	$46,948
Net decrease in cash and due from banks	$(51,700)	$(2,160)
Cash and due from banks, beginning	$190,113	$125,228
Cash and due from banks, ending	$138,413	$123,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Other real estate acquired in settlement of loans	$2,491	$2,760
Cash payments for:
Interest	$20,244	$27,917

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Net income	$5,893	$10,004
Other comprehensive income, before tax:
Unrealized net gains on securities:
Unrealized net holding gains arising during period	$55	$5,503
Less reclassification adjustment for gains included in net income	(21)	(472)
Other comprehensive income, before tax	$34	$5,031
Income tax expense related to items of other comprehensive loss	13	1,999
Other comprehensive income, net of tax	$21	$3,032
Comprehensive income	$5,914	$13,036

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Note 2:  Recent Accounting Pronouncements

Statements of Financial Accounting Standards (SFAS)

 SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Corporation acquires in business combinations occurring after January 1, 2009.

FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115-2/124-2 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact the adoption of this Statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115-4 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact the adoption of this Statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 107-1 and APB 28-1 effective for the quarter ending June 30, 2009. The adoption will increase the Company’s disclosures, but will not have an impact on the Company’s financial position and results of operations.

Note 3:  Capital

On March 6, 2009, the Company, pursuant to the Capital Purchase Program (the “CPP”) implemented under the Emergency Economic Stabilization Act, entered into a Letter Agreement, which includes the Securities Purchase Agreement - Standard Terms (collectively, the “Purchase Agreement”), with the U.S. Treasury (the “Treasury”) pursuant to which the Company issued and sold to Treasury 100,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, together with a warrant to purchase 1,147,666 shares of the Company’s common stock for an aggregate purchase price of $100 million in cash.  The warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price equal to $13.07 per share of the common stock.

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

Note 4:  Unrealized Losses on Investment Securities

The following presents information pertaining to securities with gross unrealized losses as of March 31, 2009, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2009:
State and municipal	13,173	194	7,037	326	20,210	520
Mortgage-backed	2,371	1	—	—	2,371	1
Corporate	805	43	260	39	1,065	82
Subtotal, debt securities	$16,349	$238	$7,297	$365	$23,646	$603

Equity securities	143	136	4	55	147	191

Total temporarily impaired securities	$16,492	$374	$7,301	$420	$23,793	$794

The total number of investment securities in an unrealized loss position as of March 31, 2009 was 73, 42 less than 12 months and 31 greater than 12 months. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. No other-than-temporary impairment was recognized for the three months ended March 31, 2009 and 2008.

Note 5:  Loans

The major classifications of loans were as follows:

	March 31, 2009	December 31, 2008
	(dollars in thousands)

Commercial	$435,641	$455,592
Real estate construction	743,772	743,371
Real estate - farmland	52,059	54,337
Real estate - 1-4 family residential mortgage	689,999	715,853
Real estate - multifamily mortgage	268,833	278,345
Real estate - non-farm nonresidential mortgage	906,665	893,011
Installment	57,987	59,692
Agricultural	36,656	41,781
	$3,191,612	$3,241,982
Plus:
Net deferred loan costs	1,276	1,393
	3,192,888	3,243,375
Less:
Allowance for loan losses	88,498	98,671
Net loans	$3,104,390	$3,144,704

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)

Balance, beginning of year	$98,671	$42,560
Provision for loan losses	10,000	2,150
Recoveries applicable to loan balances previously charged off	132	332
Loan balances charged off	20,305	2,118
Balance, March 31	$88,498	$42,924

Note 6:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)

Net income available to common stockholders	$5,506	$10,004
Shares:
Weighted average common shares outstanding	35,816	35,949

Dilutive effect of outstanding options as determined by the application of the treasury stock method	—	181

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	35,816	36,130

Basic earnings per common share	$0.15	$0.28

Diluted earnings per common share	$0.15	$0.28

Note 7:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented.  As of March 31, 2009, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in CPP, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.

A summary of the status of and changes in the Company’s stock option plans for the three months ended March 31, 2009 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,918,888	$17.11
Granted	—	—
Exercised	4,883	11.29
Forfeited	4,050	19.73
Outstanding at end of period	1,909,955	$17.12	3.53

Exercisable at end of period	1,822,455	$17.07	3.38

The intrinsic value of the stock options exercised in 2009 was insignificant.  The total intrinsic value of stock options exercised in the three months ended March 31, 2008 was $0.2 million.

The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding				Options Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
	(intrinsic value in thousands)
$11.29-12.00	424,512	$11.72	2.08		424,512
14.56-16.03	307,014	15.32	2.91		307,014
19.59-19.83	284,900	19.63	0.50		284,900
17.12-21.90	697,529	19.26	6.16		610,029
20.16-20.71	196,000	20.32	2.71		196,000
	1,909,955	$17.12	3.53	$—	1,822,455	$—

As of March 31, 2009, the Company had an insignificant amount of unrecognized stock option expense.

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

There were no unrecognized tax benefits as of January 1, 2009.  There have been no adjustments to unrecognized tax benefits since January 1, 2009.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to March 31, 2009.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company has no accruals for payments of interest and penalties at March 31, 2009.

At March 31, 2009, the Company was not under examination by any tax authorities.

Note 9:  Junior Subordinated Debt Owed to Unconsolidated Trusts

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrent with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  As of March 31, 2009, the trust preferred securities qualified, and were treated by the Company, as Tier I regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2009:

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which has been extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of March 31, 2009, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

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

The Company and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$702,174	$705,231
Standby letters of credit	23,508	27,862

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2009, and December 31, 2008, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of March 31, 2009, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the four segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Goodwill:
Busey Bank	$204,800	$204,800	$4,030,500	$4,015,497
Busey Bank, N.A.	—	—	403,045	410,803
FirsTech	8,992	8,992	20,958	19,911
Busey Wealth Management	11,694	11,694	23,713	25,255
All Other	3,364	3,377	(7,741)	(11,373)
Total Goodwill	$228,850	$228,863	$4,470,475	$4,460,093

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Interest Income:
Busey Bank	$43,365	$51,964
Busey Bank, N.A.	4,873	6,586
FirsTech	10	9
Busey Wealth Management	60	123
All Other	(1)	(125)
Total Interest Income	$48,307	$58,557

Interest Expense:
Busey Bank	$16,858	$22,225
Busey Bank, N.A.	2,793	3,613
FirsTech	—	—
Busey Wealth Management	—	—
All Other	1,060	1,457
Total Interest Expense	$20,711	$27,295

Other Income:
Busey Bank	$10,004	$7,709
Busey Bank, N.A.	268	385
FirsTech	3,281	3,013
Busey Wealth Management	3,096	3,396
All Other	(588)	(319)
Total Other Income	$16,061	$14,184

Net Income (loss):
Busey Bank	$6,584	$11,602
Busey Bank, N.A.	(714)	(1,047)
FirsTech	822	629
Busey Wealth Management	562	446
All Other	(1,361)	(1,626)
Total Net Income	$5,893	$10,004

Note 12 - Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities, which are carried at fair value, effective January 1, 2009.  Prior to 2009, these valuation methodologies were applied to only financial assets and liabilities that were carried at fair value.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)

Securities available-for-sale	$3,037	$705,075	$—	$708,112

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, $105.4 million at March 31, 2009, and loans on-accrual, but with a portion of the allowance for loan losses allocated specific to the loan, $21.3 million at March 31, 2009.  Specific allocation of the allowance for loan losses on these loans totaled $10.2 million.  Collateral values are estimated using level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

Non-financial assets and non-financial liabilities measured at fair value include foreclosed assets (upon initial recognition or subsequent impairment) and reporting units measured at fair value in the first step of a goodwill impairment test. At March 31, 2009, foreclosed assets measured at fair value were $17.0 million.  Due to significant declines in the stock price of the Company, goodwill was evaluated for impairment at March 31, 2009.  No impairment was noted.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “we”, or “our”) at March 31, 2009 (unaudited), as compared with December 31, 2008, and the results of operations for the three months ended March 31, 2009 and 2008 (unaudited).  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2008 Annual Report on Form 10-K.

SUMMARY

Operating Results

Net income available to common stockholders (net income – common) was $5.5 million for the quarter ended March 31, 2009, as compared to $10.0 million for the comparable period in 2008. For the quarter ended March 31, 2009, earnings per share - common on a fully-diluted basis were $0.15, as compared to $0.28 for the same period in 2008. The decline in net income was primarily due to increased provision for loan losses.  We recorded $10.0 million in provision for loan losses in the first quarter of 2009 as compared to $2.2 million in the same period of 2008.  Additionally, downward pressure on the net interest margin led to a $3.7 million, pre-tax, decline in net interest income, before provision for loan losses, in the first quarter of 2009 as compared to the same period in 2008.  The decrease in net interest income was partially due to the overall decline in asset yields as compared to deposit rates, and interest income lost due to non-accrual loans and loans charged-off.

Busey Bank’s net income was $6.6 million for the three months ended March 31, 2009, as compared to $11.6 million for the comparable period in 2008, a decrease of 43.1%.  The decrease was primarily due to the $9.2 million of provision for loan losses recorded in the quarter ended March 31, 2009 as compared to provision for loan losses of $0.7 million recorded in the same period of 2008.  Additionally, Busey Bank’s net interest income for the three months ended March 31, 2009 decreased by $3.2 million as compared to the same period in 2008. Busey Bank recorded a $2.0 gain in other income related to settle of post retirement benefits.

Busey Bank, N.A.’s net loss was $0.7 million, exclusive of the net income of FirsTech, for the three months ended March 31, 2009, as compared to a net loss of $1.0 million for the comparable period in 2008.  The increase in net income at Busey Bank, N.A. was primarily related to a $0.6 million decrease in provision for loan losses recorded in the three months ended March 31, 2009 as compared to the same period in 2008.  FirsTech, a subsidiary of Busey Bank, N.A., had net income of $0.8 million in the first quarter of 2009 as compared to $0.6 million in the same period of 2008.

Busey Wealth Management, which encompasses our trust and brokerage services, had net income of $0.6 million for the first three months of 2009 as compared to $0.4 million for the same period of 2008.  Busey Wealth Management’s net income was flat for the first quarter of 2009 as compared to 2008 as cost efficiencies gained during 2008 were offset by revenue declines in 2009 caused by the devaluation of the securities markets.

Asset Quality

Total non-performing loans were $121.2 million at March 31, 2009, compared to $84.2 million at December 31, 2008 and $32.0 million at March 31, 2008.  Busey Bank and Busey Bank, N.A. had $94.1 million and $27.1 million in non-performing loans, respectively, at March 31, 2009. Total non-performing loans in Florida were $84.5 million, with $57.4 million held by Busey Bank.  The remaining $36.7 million of non-performing assets were primarily within the downstate Illinois and Indianapolis markets.

Net charge-offs were $20.2 million for the quarter ended March 31, 2009, as compared to $25.8 million and $1.8 million for the quarters ended December 31, 2008 and March 31, 2008, respectively.  As a percentage of total outstanding loans, the allowance for loan losses was 2.71% at March 31, 2009, 3.03% at December 31, 2008 and 1.37% as of March 31, 2008.   Total allowance for loan losses was $88.5 million at March 31, 2009, representing 73.0% coverage of non-performing loans, compared to $98.7 million, or 117.2% coverage of non-performing loans at December 31, 2008 and $42.9 million, or 134.3% coverage at March 31, 2008.

Capital

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

 AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009			2008			Change due to (1)
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Average Yield/Rate	Yield/ Rate	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$60,243	$36	0.24%	$293	$3	4.12%	$38	$(5)	$33
Federal funds sold	1,045	—	—%	10,945	105	3.86%	(50)	(55)	(105)
Investment securities
U.S. Government obligations	394,625	3,581	3.68%	431,142	4,798	4.48%	(393)	(824)	(1,217)
Obligations of states and political subdivisions (1)	89,489	1,320	5.98%	96,200	1,428	5.97%	(110)	2	(108)
Other securities	169,654	1,692	4.04%	98,137	1,072	4.39%	711	(91)	620
Loans (net of unearned interest) (1) (2)	3,251,912	42,219	5.27%	3,056,701	51,747	6.81%	3,020	(12,548)	(9,528)
Total interest earning assets	$3,966,968	$48,848	4.99%	$3,693,418	$59,153	6.44%	$3,216	$(13,521)	$(10,305)

Cash and due from banks	84,348			102,242
Premises and equipment	81,582			81,226
Allowance for loan losses	(99,349)			(42,976)
Other assets	377,241			362,169

Total Assets	$4,410,790			$4,196,079

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$34,001	$37	0.44%	$43,349	$116	1.08%	$(21)	$(58)	$(79)
Savings deposits	160,345	159	0.40%	152,301	266	0.70%	13	(120)	(107)
Money market deposits	1,124,956	2,350	0.85%	1,296,996	6,684	2.07%	(794)	(3,540)	(4,334)
Time deposits	1,735,200	15,271	3.57%	1,357,649	15,781	4.68%	3,725	(4,235)	(510)
Short-term borrowings:
Federal funds purchased	467	—	—%	18,710	144	3.10%	(71)	(73)	(144)
Repurchase agreements	140,050	344	0.99%	150,942	1,259	3.35%	(85)	(831)	(916)
Other	71,889	499	2.82%	27,375	356	5.23%	365	(222)	143
Long-term debt	133,112	1,274	3.88%	151,155	1,730	4.60%	(197)	(258)	(455)
Junior subordinated debt owed to unconsolidated trusts	55,000	777	5.73%	55,000	959	7.01%	—	(182)	(182)
Total interest-bearing liabilities	$3,455,020	$20,711	2.43%	$3,253,477	$27,295	3.37%	$2,935	$(9,519)	$(6,584)

Net interest spread			2.56%			3.07%

Noninterest bearing deposits	434,025			380,487
Other liabilities	44,418			40,414
Stockholders’ equity	477,327			521,701

Total Liabilities and Stockholders’ Equity	$4,410,790			$4,196,079

Interest income / earning assets (1)	$3,966,968	$48,848	4.99%	$3,693,418	$59,153	6.44%
Interest expense / earning assets	$3,966,968	$20,711	2.11%	$3,693,418	$27,295	2.97%

Net interest margin (1)		$28,137	2.88%		$31,858	3.47%	$281	$(4,002)	$(3,721)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2009 and 2008

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

The increase in average earning assets and interest-bearing liabilities as of March 31, 2009 over the same period of 2008 related primarily to the 2008 loan growth.  Gross loan growth in 2008 was $204.4 million, which is consistent with the growth in average loans above.  The remainder of the increase in interest bearing assets is related to interest-bearing bank deposits, which increased due to a change in Federal Reserve policy to pay interest on balances held by the Federal Reserve.  As the rate of return on federal funds sold has declined significantly over the last year, we have left our excess funds on deposit at the Federal Reserve.

Average interest-bearing liabilities increased $201.5 million to fund the loan originations during 2008.  An increase in balances covered by the FDIC, coupled with an increased consumer interest in savings due to the current economic conditions, led to an increase in overall average total deposits, which saw a decrease in money markets and savings accounts as rate sensitive deposits were transitioned to higher rate certificates of deposits.

During the three month period ended March 31, 2009, the changes in volume had a positive impact on First Busey’s net interest margin.  The positive volume change indicated that earning assets grew at a rate faster than interest-bearing liabilities.  However, the significant decrease in interest rates during the last year more than offset the positive volume changes. Interest rate cuts passed the point of effectiveness on deposits during 2008.  As interest rates declined past the point of effectiveness for deposit accounts, the yield erosion on interest-bearing assets was unable to be mitigated by decreased payouts on interest-bearing liabilities.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2008 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

OTHER INCOME

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008	% Change
	(dollars in thousands)
Remittance payment processing	$3,254	$2,947	10.4%
Trust	3,205	3,073	4.3%
Commissions and brokers’ fees, net	519	702	(26.1)%
Service charges on deposit accounts	2,858	2,700	5.9%
Other service charges & fees	1,139	1,151	(1.0)%
Gain on sales of loans	2,418	1,160	108.4%
Security gains, net	21	472	(95.6)%
Other operating income	2,647	1,979	33.8%
Total other income	$16,061	$14,184	13.2%

Other income for the three month period ended March 31, 2009 increased significantly primarily due to the partial settlement of post retirement obligations relating to our bank owned life insurance.  The partial settlement of the post retirement obligation resulted in a $2.0 million, non-taxable, credit to other operating income.  During the quarter ended March 31, 2008, a $0.6 gain from the VISA IPO was recorded in other operating income.

Remittance payment processing revenue relates to our payment processing company, FirsTech.  FirsTech continued to demonstrate solid growth demonstrated by the 10.4% increase in first quarter 2009 revenues as compared to the same period in 2008.

Combined wealth management revenue, trust and commissions and brokers’ fees, net, was essentially flat for the first quarter of 2009 as compared to 2008 as the slight increase in trust revenue was offset by a decline in commissions and brokers’ fees brought about by decreased securities transactions due to declining valuation in the securities markets.

Gain on sale of loans increased significantly during the first quarter of 2009 as compared to the same period of 2008 primarily due to an increased volume of mortgage activity resulting from low mortgage interest rates throughout most of the first quarter of 2009.  The Company originated $158.8 million in loans for sale during the first quarter of 2009 as compared to $80.5 million in the same period of 2008.

OTHER EXPENSE

OTHER EXPENSE

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$10,629	$11,512	(7.7)%
Employee benefits	2,817	3,136	(10.2)%
Total compensation expense	$13,446	$14,648	(8.2)%

Net occupancy expense of premises	2,575	2,464	4.5%
Furniture and equipment expenses	1,936	1,917	1.0%
Data processing	1,732	1,688	2.6%
Amortization of intangible assets	1,090	1,129	(3.5)%
Other operating expenses	5,072	6,247	(18.8)%
Total other expense	$25,851	$28,093	(8.0)%

Income taxes	$1,913	$5,199	(63.2)%
Effective rate on income taxes	24.5%	34.2%

Efficiency ratio	56.07%	59.17%

Total compensation expense decreased 8.2% as full-time equivalent employees decreased to 939 at March 31, 2009 from 1,020 one year earlier, a 7.8% decrease.  The reduction in headcount was largely due to plans announced in December 2008.  The announced reductions were only partially implemented at March 31, 2009 and we expect to see additional cost savings in compensation expense during 2009.

Occupancy, furniture and equipment expenses, and data processing expenses experienced only slight increases in the first quarter of 2009 as compared to 2008.

Amortization expense slightly decreased for the first quarter of 2009 as the identifiable intangibles related to the merger were in the second full year of accelerated amortization, which results in greater amortization in the beginning of the life of the asset.

The decline in compensation expense, other operating expense and total other expense in the first quarter of 2009 as compared to the same period in 2008 was also a result of realization of efficiencies inherent in the merger with Main Street.  To date, these efficiencies resulted in a $2.2 million quarterly expense savings.  We expect the expense savings will continue to increase on a quarterly basis, with near complete realization of savings in the fourth quarter of 2009.

The effective rate on income taxes, or income taxes divided by income before taxes, decreased in the first quarter of 2009 as compared to the same period in 2008, primarily due to the $2.0 million gain related to the partial settlement of post retirement obligations that was not taxable.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest income plus other income, less security gains and losses.  The efficiency ratio for the three month period ended March 31, 2009 decreased over the comparable periods in 2008.  The primary reason for the decrease was the decrease in expenses, as noted above, partially offset by declining net interest income due to the current challenging interest rate market.  Significant improvements, resulting in a lower ratio, in the efficiency ratio, will be driven by improvement in our net interest margin as opposed to further reductions in costs.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	March 31, 2009	December 31, 2008	% Change
	(dollars in thousands)
Assets
Securities available for sale	$708,112	$654,130	8.3%
Loans, net	3,172,942	3,158,910	0.4%

Total assets	4,470,475	4,460,093	0.2%

Liabilities
Deposits:
Noninterest bearing	$458,332	$378,007	21.2%
Interest bearing	3,031,869	3,128,686	(3.1)%
Total deposits	3,490,201	3,506,693	(0.5)%

Short-term borrowings	201,635	265,980	(24.2)%
Long-term debt	132,743	134,493	(1.3)%

Total liabilities	3,918,787	4,005,276	(2.2)%

Stockholders’ equity	$551,688	$454,817	21.3%

First Busey’s balance sheet at March 31, 2009 remained fairly consistent with the balance sheet at December 31, 2008.  The securities portfolio increased slightly as compared to December 31, 2008 as we received $100.0 million of equity under Treasury’s Capital Purchase Program in March 2009.   The $100.0 million in equity capital allowed us to reduce our positions in certain deposit and borrowing products.

Net loan growth was essentially flat in the first quarter of 2009.  We continue to work through the challenges in our loan portfolio, while looking for new lending opportunities in our markets.  Loan originations in the first quarter of 2009 were primarily related to originations of first lien mortgages on 1-4 family residential loans.  During the first quarter of 2009, we originated $158.8 million in mortgage loans for sale as compared to $80.5 million in the same period of 2008, an increase of 97.3%.

The Treasury capital offset a decline in brokered certificates of deposits and a decline in short-term borrowings.  Brokered certificates of deposits declined to $292.4 million at March 31, 2009 from $306.9 million at December 31, 2008.

Stockholders’ equity increased primarily due to the Treasury Capital received in March 2009.  The $100.0 million of capital was offset by warrant costs associated with the Treasury Capital and a dividend paid in January 2009 that was $1.3 million in excess of our first quarter 2009 earnings.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(dollars in thousands)
Non-accrual loans	$105,424	$68,347	$59,347	$53,155
Loans 90+ days past due, still accruing	15,752	15,845	11,847	5,486
Total non-performing loans	$121,176	$84,192	$71,194	$58,641

Other real estate owned	$16,956	$15,786	$4,843	$3,091
Other assets acquired in satisfaction of debts previously contracted	1	8	3	4
Total non-performing other assets	$16,957	$15,794	$4,846	$3,095

Total non-performing loans and non-performing other assets	$138,133	$99,986	$76,040	$61,736

Allowance for loan losses	$88,498	$98,671	$48,674	$48,579

Allowance for loan losses to loans	2.71%	3.03%	1.51%	1.53%
Allowance for loan losses to non-performing loans	73.0%	117.2%	68.37%	82.84%
Non-performing loans to loans, before allowance for loan losses	3.72%	2.58%	2.20%	1.85%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	4.24%	3.07%	2.35%	1.95%

The following table sets forth information concerning non-performing loans at March 31, 2009:

	Balance	Illinois/ Indiana	Florida	Commercial	Retail
Non-Accrual Loans
Busey Bank	$80,200	$31,346	$48,854	$77,107	$3,093
Busey Bank, N.A.	25,224	—	25,224	12,702	12,522
	$105,424	$31,346	$74,078	$89,809	$15,615

90+ Days Past Due
Busey Bank	$13,854	$5,307	$8,547	$9,306	$4,548
Busey Bank, N.A.	1,898	—	1,898	1,389	509
	$15,752	$5,307	$10,445	$10,695	$5,057

Allowance for loan losses was $71.1 million and $17.4 million for Busey Bank and Busey Bank, N.A., respectively, at March 31, 2009 and provision expense was $9.2 million and $0.8 million, respectively, for the first quarter of 2009.  During the quarter ended March 31, 2009, Busey Bank and Busey Bank, N.A. charged off $18.2 million and $2.0 million, net, respectively.

The increase in our non-accrual loans was primarily a result of the economic challenges in southwest Florida and some softening in the downstate Illinois and Indianapolis markets.  Working loans off of non-accrual status often involves significant time due to legal and regulatory considerations.  Over the past three quarters, we have been placing loans on non-accrual at a pace faster than we can work loans off non-accrual.  We expect to experience heightened levels of non-performing loans at least throughout the remainder of 2009 and into 2010.

We believe we have our non-accrual loan portfolio marked to fair value and adequately reserved for at March 31, 2009.  Although our allowance as a percentage of non-performing loans has declined, the ratio does not account for the large amounts of write downs taken on existing non-accrual loans.  As we write down existing non-performing loans to the fair value of the underlying collateral, we do not need replenish the allowance for loan losses as it relates to that particular loan.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $183.1 million at March 31, 2009 and $113.9 million at December 31, 2008. Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of March 31, 2009, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Restructured Loans

We restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.  We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, loans are restructured through short-term interest rate relief, short-term principal payment relief or short-term principal and interest payment relief.  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the totals above.  The Company had $47.3 million and $40.9 million of loans performing under restructured terms at March 31, 2009 and December 31, 2008, respectively.

LIQUIDITY

Liquidity management is the process by which we ensure that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of the business.  These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying dividends to stockholders and paying operating expenses.

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending and financing activities during any given period.

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  On March 6, 2009, First Busey issued $100.0 million of CPP preferred stock to Treasury, providing significant additional liquidity to the Company. Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $35.0 million, of which $7.0 million was available as of March 31, 2009.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.  On April 21, 2009, the Company announced it was decreasing its dividend from $0.20 to $0.08 in order to increase retention of capital funds.

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

CAPITAL RESOURCES

First Busey and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and its bank subsidiaries must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2009, that First Busey and its bank subsidiaries met all capital adequacy requirements to which they are subject.

During the quarter ended March 31, 2009, the Company contributed capital of $40 million and $8 million to Busey Bank and Busey Bank, N.A., respectively.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of March 31, 2009:

Total Capital (to Risk-weighted Assets)
Consolidated	$393,649	11.76%	$267,872	8.00%	N/A	N/A
Busey Bank	$345,213	11.45%	$241,228	8.00%	$301,535	10.00%
Busey Bank, N.A.	$46,840	14.48%	$25,878	8.00%	$32,347	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$351,003	10.48%	$133,936	4.00%	N/A	N/A
Busey Bank	$306,893	10.18%	$120,614	4.00%	$180,921	6.00%
Busey Bank, N.A.	$42,632	13.18%	$12,939	4.00%	$19,408	6.00%

Tier I Capital (to Average Assets)
Consolidated	$351,003	8.43%	$166,598	4.00%	N/A	N/A
Busey Bank	$306,893	8.23%	$149,182	4.00%	$186,477	5.00%
Busey Bank, N.A.	$42,632	10.40%	$16,390	4.00%	$20,488	5.00%

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex.  These estimates involve judgments, estimates and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  The three most significant estimates, market value of investment securities, allowance for loan losses and impairment of goodwill and other intangibles are discussed in this section.

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

The allowance consists of specific, general and unallocated components.  The specific component considers loans that are classified, impaired or have characteristics that merit individual review.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan.  The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

First Busey Corporation utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  Based upon our testing as of December 31, 2008, we concluded the goodwill of Busey Bank, N.A., our southwest Florida banking subsidiary, to be impaired and we recorded a goodwill impairment charge of $22.6 million.  Further, we concluded no impairment of goodwill existed within Busey Bank, Busey Wealth Management or FirsTech at March 31, 2009 or December 31, 2008.  Due to the current economic conditions, including declines in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  The evaluation may result in further impairment.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of March 31, 2009:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$51,951	$—	$—	$—	$—	$51,951
Federal funds sold	—	—	—	—	—	—
Investment securities
U.S. Governments	1,001	33,716	55,958	82,838	230,992	404,505
Obligations of states and political subdivisions	488	3,404	2,736	8,224	74,492	89,344
Other securities	11,299	19,748	20,833	25,959	136,424	214,263
Loans (net of unearned int.)	1,177,070	194,062	221,685	388,797	1,279,826	3,261,440
Total rate-sensitive assets	$1,241,809	$250,930	$301,212	$505,818	$1,721,734	$4,021,503

Interest-bearing transaction deposits	$116,190	$—	$—	$—	$—	$116,190
Savings deposits	167,589	—	—	—	—	167,589
Money market deposits	993,336	—	—	—	—	993,336
Time deposits	142,946	305,061	388,272	537,597	380,878	1,754,754
Short-term borrowings:
Federal funds purchased and repurchase agreements	136,693	1,934	2,408	2,600	—	143,635
Short-term borrowings	28,000	—	30,000	—	—	58,000
Long-term debt	31,668	3,250	5,000	34,000	58,825	132,743
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,616,422	$335,245	$425,680	$574,197	$469,703	$3,421,247
Rate-sensitive assets less rate-sensitive liabilities	$(374,613)	$(84,315)	$(124,468)	$(68,379)	$1,252,031	$600,256

Cumulative Gap	$(374,613)	$(458,928)	$(583,396)	$(651,775)	$600,256
Cumulative amounts as a percentage of total rate-sensitive assets	(9.32)%	(11.41)%	(14.51)%	(16.21)%	14.93%
Cumulative ratio	0.77	0.76	0.75	0.78	1.18

The funds management policy of First Busey requires the banks to maintain a cumulative rate-sensitivity ratio of .75 — 1.25 in the 90-day, 180-day, and 1-year time periods.  As of March 31, 2009, we were within those guidelines.

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $651.8 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at March 31, 2009, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at March 31, 2009, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. As of March 31, 2009 and December 31, 2008, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at March 31, 2009, and December 31, 2008 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

March 31, 2009	NA	NA	1.28%	1.82%

December 31, 2008	NA	NA	3.08%	5.27%

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of March 31, 2009, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2009, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

Not Applicable

ITEM 1A:  Risk Factors

There have been no material changes from risk factors as previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2009.

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

ITEM 3: Defaults upon Senior Securities

Not Applicable

ITEM 4: Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5: Other Information

(a)          None

(b)         Not Applicable

ITEM 6: Exhibits

4.1	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series T (incorporated herein by reference to Exhibit 4.1 of Registrant’s Form 8-K dated March 9, 2009)

4.2	Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.2 of Registrant’s Form 8-K dated March 9, 2009)

10.1

Letter Agreement, dated March 6, 2009, by and between First Busey Corporation and the United States Department of the Treasury, which includes the Securities Purchase Agreement - Standard Terms attached as Exhibit A thereto, with respect to the issuance and sale of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, and the Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 10.1 of Registrant’s Form 8-K dated March 9, 2009)

10.2

Side Letter, dated March 6,2 009, between First Busey Corporation and the United States Department of Treasury (incorporated herein by reference to Exhibit 10.2 of Registrant’s Form 8-K dated March 9, 2009)

10.3	Form of Waiver, executed by each of First Busey Corporation’s senior executive officers (incorporated herein by reference to Exhibit 10.3 of Registrant’s Form 8-K dated March 9, 2009)

10.4

Form of Omnibus Amendment, executed by the Company and each of First Busey Corporation’s senior executive officers (incorporated herein by reference to Exhibit 10.4 of Registrant’s Form 8-K dated March 9, 2009)

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

Date:  May 11, 2009