Form 10-Q
period 2009-06-30
FIRST BUSEY CORP /NV/
filed 2009-08-10
CIK 314489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2009

Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

201 W. Main St., Urbana, Illinois	61801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 365-4516

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2009
Common Stock, $.001 par value	35,815,892

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Assets
Cash and due from banks	$90,797	$190,113
Securities available for sale	648,891	654,130
Loans held for sale (fair value 2009 $44,751; 2008 $14,452)	44,269	14,206
Loans (net of allowance for loan losses 2009 $88,549 ; 2008 $98,671)	3,029,189	3,144,704
Premises and equipment	80,082	81,732
Cash surrender value of bank owned life insurance	35,181	34,530
Goodwill	228,850	228,863
Other intangible assets	25,825	28,005
Other assets	93,430	83,810
Total assets	$4,276,514	$4,460,093

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$458,647	$378,007
Interest bearing	2,885,426	3,128,686
Total deposits	$3,344,073	$3,506,693

Federal funds purchased and securities sold under agreements to repurchase	154,099	182,980
Short-term borrowings	30,000	83,000
Long-term debt	125,493	134,493
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	38,893	43,110
Total liabilities	$3,747,558	$4,005,276

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, issued - 2009 Series T, 100,000 shares, $1,000 liquidation value; 2008 none	$98,533	$—
Common stock, $.001 par value, authorized 60,000,000 shares; issued — 37,546,497	38	38
Surplus	394,510	393,005
Retained earnings	60,923	85,810
Accumulated other comprehensive income	8,803	9,837
Total stockholders’ equity before treasury stock and unearned ESOP shares	$562,807	$488,690
Treasury stock, at cost — 2009 1,650,605; 2008 1,651,887	(32,183)	(32,205)
Unearned ESOP shares — 80,000 shares	(1,668)	(1,668)
Total stockholders’ equity	$528,956	$454,817
Total liabilities and stockholders’ equity	$4,276,514	$4,460,093

Common shares outstanding at period end	35,815,892	35,814,610

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2009 and 2008

	2009	2008
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$83,747	$100,262
Interest and dividends on investment securities:
Taxable interest income	10,406	10,913
Non-taxable interest income	1,713	1,890
Dividends	69	77
Interest on Federal funds sold	—	108
Total interest income	$95,935	$113,250
Interest expense:
Deposits	$34,315	$42,021
Federal funds purchased and securities sold under agreements to repurchase	628	2,313
Short-term borrowings	898	1,202
Long-term debt	2,580	3,121
Junior subordinated debt owed to unconsolidated trusts	1,519	1,805
Total interest expense	$39,940	$50,462
Net interest income	$55,995	$62,788
Provision for loan losses	57,500	14,450
Net interest income (loss) after provision for loan losses	$(1,505)	$48,338

Other income:
Remittance processing	$6,635	$5,975
Trust	6,553	6,771
Commissions and brokers’ fees, net	947	1,388
Service charges on deposit accounts	5,959	5,544
Other service charges and fees	2,330	2,301
Gain on sales of loans	6,133	2,366
Security gains, net	75	502
Other operating income	4,928	3,187
Total other income	$33,560	$28,034
Other expenses:
Salaries and wages	$21,421	$23,363
Employee benefits	5,571	5,722
Net occupancy expense of premises	4,971	4,789
Furniture and equipment expenses	3,759	4,267
Data processing	3,662	3,316
Amortization of intangible assets	2,180	2,259
FDIC insurance	4,721	415
Other operating expenses	9,694	10,979
Total other expenses	$55,979	$55,110
Income (loss) before income taxes	$(23,924)	$21,262
Income taxes	(10,688)	6,667
Net income (loss)	$(13,236)	$14,595
Preferred stock dividends and discount accretion	1,730	—
Net income (loss) available to common shareholders	$(14,966)	$14,595
Basic earnings (loss) per share	$(0.42)	$0.41
Diluted earnings (loss) per share	$(0.42)	$0.41
Dividends declared per share of common stock	$0.28	$0.40

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008

	2009	2008
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$41,607	$48,611
Interest and dividends on investment securities:
Taxable interest income	5,134	5,076
Non-taxable interest income	855	962
Dividends	32	41
Interest on Federal funds sold	—	3
Total interest income	$47,628	$54,693
Interest expense:
Deposits	$16,498	$19,174
Federal funds purchased and securities sold under agreements to repurchase	284	910
Short-term borrowings	399	846
Long-term debt	1,306	1,391
Junior subordinated debt owed to unconsolidated trusts	742	846
Total interest expense	$19,229	$23,167
Net interest income	$28,399	$31,526
Provision for loan losses	47,500	12,300
Net interest income (loss) after provision for loan losses	$(19,101)	$19,226

Other income:
Remittance processing	$3,381	$3,028
Trust	3,348	3,698
Commissions and brokers’ fees, net	428	686
Service charges on deposit accounts	3,101	2,844
Other service charges and fees	1,191	1,150
Gain on sales of loans	3,715	1,206
Security gains, net	54	30
Other operating income	2,309	1,128
Total other income	$17,527	$13,770
Other expenses:
Salaries and wages	$10,792	$11,851
Employee benefits	2,754	2,586
Net occupancy expense of premises	2,396	2,325
Furniture and equipment expenses	1,823	2,350
Data processing	1,930	1,628
Amortization of intangible assets	1,090	1,130
FDIC insurance	4,027	250
Other operating expenses	5,344	4,817
Total other expenses	$30,156	$26,937
Income (loss) before income taxes	$(31,730)	$6,059
Income taxes	(12,601)	1,468
Net income (loss)	$(19,129)	$4,591
Preferred stock dividends and discount accretion	1,343	—
Net income (loss) available to common shareholders	$(20,472)	$4,591
Basic earnings (loss) per share	$(0.57)	$0.13
Diluted earnings (loss) per share	$(0.57)	$0.13
Dividends declared per share of common stock	$0.08	$0.20

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(13,236)	$14,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based and non-cash compensation	70	16
Depreciation and amortization	5,786	5,974
Provision for loan losses	57,500	14,450
Provision for deferred income taxes	4,668	(2,515)
Amortization (accretion) of security discounts, net	2,442	(645)
Gain on sales of investment securities, net	(75)	(502)
Gain on sales of loans	(6,133)	(2,366)
Net loss (gain) on sale of ORE properties	729	(146)
Settlement of post retirement benefit liabilities	(2,021)	—
Increase in cash surrender value of bank owned life insurance	(651)	(815)
(Decrease) increase in deferred compensation, net	(8)	70
Change in assets and liabilities:
Decrease in other assets	235	1,062
(Decrease) increase in other liabilities	(2,230)	1,257
Decrease in interest payable	(625)	(920)
Increase (decrease) in income taxes receivable	(13,302)	3,932
Net cash provided by operating activities before loan originations and sales	$33,149	$33,447

Loans originated for sale	(377,242)	(160,673)
Proceeds from sales of loans	353,312	160,955
Net cash provided by operating activities	$9,219	$33,729

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	8,902	20,607
Proceeds from maturities of securities classified available for sale	110,574	172,809
Purchase of securities classified available for sale	(118,542)	(166,112)
Proceeds from sale of Federal Reserve Stock	222	—
Decrease in Federal funds sold	—	459
Decrease (increase) in loans	53,108	(123,723)
Proceeds from sale of premises and equipment	563	739
Proceeds from sale of ORE properties	3,642	2,948
Purchases of premises and equipment	(2,519)	(6,252)
Net cash provided by (used in) investing activities	$55,950	$(98,525)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2009 and 2008

	2009	2008
	(dollars in thousands)
Cash Flows From Financing Activities
Net decrease in certificates of deposit	$(237,574)	$(27,590)
Net increase (decrease) in demand, money market and savings deposits	74,954	(5,645)
Cash dividends paid	(10,984)	(14,378)
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(28,881)	14,615
Proceeds from short-term borrowings	—	536,000
Principal payments on short-term borrowings	(53,000)	(429,523)
Proceeds from issuance of long-term debt	—	26,000
Principal payments on long-term debt	(9,000)	(25,000)
Purchase of treasury stock	—	(10,622)
Proceeds from sale of treasury stock	—	350
Proceeds from issuance of CPP preferred stock and warrants	100,000	—
Net cash (used in) provided by financing activities	$(164,485)	$64,207
Net decrease in cash and due from banks	$(99,316)	$(589)
Cash and due from banks, beginning	$190,113	$125,228
Cash and due from banks, ending	$90,797	$124,639

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Other real estate acquired in settlement of loans	$4,907	$3,896
Cash payments for:
Interest	$40,565	$51,331
Income taxes	$—	$5,945

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)

Net income (loss)	$(19,129)	$4,591	$(13,236)	$14,595
Other comprehensive income (loss), before tax:
Unrealized net losses on securities:
Unrealized net holding losses arising during period	$(1,696)	$(8,375)	$(1,641)	$(2,872)
Less adjustment for gains included in net income (loss)	(54)	(30)	(75)	(502)
Other comprehensive loss, before tax	$(1,750)	$(8,405)	$(1,716)	$(3,374)
Income tax benefit related to items of other comprehensive loss	(695)	(3,339)	(682)	(1,340)
Other comprehensive loss, net of tax	$(1,055)	$(5,066)	$(1,034)	$(2,034)
Comprehensive (loss) income	$(20,184)	$(475)	$(14,270)	$12,561

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

The accompanying consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation with no effect on net income (loss) or stockholders’ equity.

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

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

SFAS No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company on July 1, 2009 and did not have a significant impact on the Company’s financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. SFAS 167 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009 and is not expected have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115-2/124-2 effective for the quarter ending June 30, 2009. The adoption of this Statement did not have a significant impact on the Company’s financial statements..

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115-4 effective for the quarter ending June 30, 2009. The adoption of this Statement did not have a significant impact on the Company’s financial statements..

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

Note 3:  Capital

On March 6, 2009, the Company, pursuant to the Capital Purchase Program (the “CPP”) implemented under the Emergency Economic Stabilization Act, entered into a Letter Agreement, which includes the Securities Purchase Agreement — Standard Terms (collectively, the “Purchase Agreement”), with the U.S. Treasury (the “Treasury”) pursuant to which the Company issued and sold to Treasury 100,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T, together with a warrant to purchase 1,147,666 shares of the Company’s common stock for an aggregate purchase price of $100 million in cash.  The warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price equal to $13.07 per share of the common stock.

The fair value of the warrants was calculated utilizing the Black-Scholes pricing model.  The inputs to the Black-Scholes model are consistent with those inputs utilized by the Company for a 10-year employee stock option.

Number of warrants granted	1,147,666
Exercise price	$13.07
Grant date fair market value	$6.15
Estimated forfeiture rate	—
Risk-free interest rate	2.83%
Expected life, in years	10.0
Expected volatility	42.1%
Expected dividend yield	3.07%
Estimated fair value per warrant	$1.37

We recorded the preferred stock at $98.4 million, which represents the $100.0 million of cash received net of the combined fair value of the warrants.  The combined fair value of the warrants, $1.6 million, is being accreted on a straight-line basis over 60 months, which is not significantly different from the effective interest method.  The calculated fair value discount utilizing a 12% discount rate was not significant, and therefore not recorded.

The Series T Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  The Series T Preferred Stock may be redeemed by the Company at any time, subject to approval of the Federal Reserve and the Treasury.  Any redemption of the Series T Preferred Stock will be at the per share liquidation amount of $1,000 per share, plus any accrued and unpaid dividends.

Prior to the third anniversary of Treasury’s purchase of the Series T Preferred Stock, unless the Series T Preferred Stock has been redeemed or Treasury has transferred all of the Series T Preferred Stock to one or more third parties, the consent of Treasury will be required for the Company to increase the dividend paid on its common stock above its most recent quarterly dividend prior to issuance of $0.20 per share or repurchase shares of its common stock (other than in connection with benefit plans).  The Series T Preferred Stock is non-voting except for class voting rights on matters that would adversely affect the rights of the holders of the Series T Preferred Stock.

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

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in securities available for sale in the balance sheets. The Company is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment has been recorded during 2009 or 2008.

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

The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2009:
U.S. Treasury securities	$713	$61	$—	$774
Obligations of U.S. government corporations and agencies	359,416	9,878	3	369,291
Obligations of states and political subdivisions	86,549	1,184	977	86,756
Mortgage-backed securities	161,422	3,481	76	164,827
Corporate debt securities	1,734	28	37	1,725
	609,834	14,632	1,093	623,373
Mutual funds and other equity securities	3,683	1,233	166	4,750
Federal Home Loan Bank and Federal Reserve Bank stock	20,768	—	—	20,768

	$634,285	$15,865	$1,259	$648,891

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2008:
U.S. Treasury securities	$716	$42	$—	$758
Obligations of U.S. government corporations and agencies	394,496	13,611	—	408,107
Obligations of states and political subdivisions	92,907	652	1,365	92,194
Mortgage-backed securities	122,747	2,488	17	125,218
Corporate debt securities	3,159	14	76	3,097
	614,025	16,807	1,458	629,374
Mutual funds and other equity securities	2,324	1,141	168	3,297
Federal Home Loan Bank and Federal Reserve Bank stock	21,459	—	—	21,459

	$637,808	$17,948	$1,626	$654,130

The following presents information pertaining to securities with gross unrealized losses as of June 30, 2009, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2009:
Obligations of U.S. government agencies and corporations	$1,000	$3	$—	$—	$1,000	$3
Obligations of states and political subdivisions	23,050	528	7,170	449	30,220	977
Mortgage-backed securities	17,588	76	—	—	17,588	76
Corporate debt securities	—	—	263	37	263	37
Subtotal, debt securities	$41,638	$607	$7,433	$486	$49,071	$1,093

Equity securities	134	38	43	128	177	166

Total temporarily impaired securities	$41,772	$645	$7,476	$614	$49,248	$1,259

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2008:
Obligations of states and political subdivisions	$48,662	$1,321	$2,075	$44	$50,737	$1,365
Mortgage-backed securities	3,573	17	—	—	3,573	17
Corporate debt securities	1,991	57	181	19	2,172	76
Subtotal, debt securities	$54,226	$1,395	$2,256	$63	$56,482	$1,458

Equity securities	161	118	9	50	170	168

Total temporarily impaired securities	$54,387	$1,513	$2,265	$113	$56,652	$1,626

The total number of investment securities in an unrealized loss position as of June 30, 2009 and December 31, 2008 was 91 and 164, respectively.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

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

The amortized cost and fair value of debt securities available for sale as of June 30, 2009, by contractual maturity, are shown below.  Mutual funds and other equity securities, and Federal Home Loan Bank and Federal Reserve Bank stock do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$152,085	$154,438
Due after one year through five years	258,741	267,445
Due after five years through ten years	65,588	66,391
Due after ten years	133,420	135,099
	$609,834	$623,373

Investment securities with carrying amounts of $446.0 million and $515.9 million on June 30, 2009 and December 31, 2008, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 5:  Loans

The major classifications of loans as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
	(dollars in thousands)

Commercial	$415,864	$455,592
Real estate construction	680,604	743,371
Real estate - farmland	68,071	54,337
Real estate - 1-4 family residential mortgage	672,024	715,853
Real estate - multifamily mortgage	265,127	278,345
Real estate - non-farm nonresidential mortgage	918,832	893,011
Installment	60,340	59,692
Agricultural	35,640	41,781
	$3,116,502	$3,241,982
Plus:
Net deferred loan costs	1,236	1,393
	3,117,738	3,243,375
Less:
Allowance for loan losses	88,549	98,671
Net loans	$3,029,189	$3,144,704

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)

Balance, beginning of year	$98,671	$42,560
Provision for loan losses	57,500	14,450
Recoveries applicable to loan balances previously charged off	1,032	522
Loan balances charged off	(68,654)	(8,953)
Balance, June 30	$88,549	$48,579

Non-performing and impaired loan totals in the categories below are net of charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on non-performing and impaired loans:

	June 30,	December 31,
	2009	2008
	(dollars in thousands)

Total loans 90 days past due and still accruing	4,540	15,845
Total non-accrual loans	122,595	68,347
Total non-performing loans	$127,135	$84,192

Impaired loans for which a specific allowance has been provided	$13,089	$25,850
Impaired loans for which no specific allowance has been provided	$111,739	$45,097

Allowance for loan loss for impaired loans included in the allowance for loan losses	$4,089	$6,665

Note 6:  Earnings Per Share

Net income (loss) per common share has been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net income (loss) available to common shareholders	$(20,472)	$4,591	$(14,966)	$14,595
Shares:
Weighted average common shares outstanding	35,816	35,824	35,816	35,887

Dilutive effect of outstanding options as determined by the application of the treasury stock method	—	107	—	144

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	35,816	35,931	35,816	36,031

Basic earnings (loss) per share	$(0.57)	$0.13	$(0.42)	$0.41

Diluted earnings (loss) per share	$(0.57)	$0.13	$(0.42)	$0.41

Basic earnings per share are computed by dividing net income for the year by the weighted average number of shares outstanding, including common stock to be issued.

Diluted earnings per share are determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period exceeds the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  The calculation of the diluted loss per share for the three and six-months ended June 30, 2009 does not reflect the assumed exercise of potentially dilutive stock options because the effect would have been anti-dilutive due to the net loss for the period.  None of the Company’s 1,967,205 outstanding options or 1,147,666 warrants were potentially dilutive for the three and six months ended June 30, 2009.

Note 7:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented.  As of June 30, 2009, under the Company’s 2008 stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.  However, because of First Busey’s participation in CPP, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.

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

On June 16, 2009, the Company issued 67,500 stock options to First Busey Corporation’s non-employee directors. The stock options have an exercise price of $7.53, vest on June 1, 2010 and expire on June 30, 2019.

Number of options granted	67,500
Exercise Price	$7.53
Estimated forfeiture rate	—%
Risk-free interest rate	2.7%
Expected life, in years	4.6
Expected volatility	42.1%
Expected dividend yield	3.9%
Estimated fair value per option	$2.08

A summary of the status of and changes in the Company’s stock option plans for the six months ended June 30, 2009 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,918,888	$17.11
Granted	67,500	7.53
Exercised	4,883	11.29
Forfeited	14,300	19.54
Outstanding at end of period	1,967,205	$16.78	3.51

Exercisable at end of period	1,879,705	$17.05	3.24

The total intrinsic value of stock options exercised in the six months ended June 30, 2009 and 2008 was insignificant.

The following table summarizes information about stock options outstanding at June 30, 2009:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
(intrinsic value in thousands)

$7.53	67,500	$7.53	10.00		—
11.29-12.00	424,512	$11.72	1.83		424,512
14.56-16.03	307,014	15.32	2.66		307,014
19.59-19.83	283,400	19.63	0.25		283,400
17.12-21.90	689,779	19.26	5.91		669,779
20.16-20.71	195,000	20.32	2.46		195,000

	1,967,205	$16.78	3.51	$—	1,879,705	$—

Stock option expense and stock expense remaining to be recognized was insignificant for the Company as of and for the periods ended June 30, 2009 and 2008.

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

There were no unrecognized tax benefits as of January 1, 2009.  There have been no adjustments to unrecognized tax benefits since January 1, 2009.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to June 30, 2009.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company has no accruals for payments of interest and penalties at June 30, 2009.

At June 30, 2009, the Company was not under examination by any tax authorities.  However, the Company has received notice the Internal Revenue Service intends to audit the Company’s 2007 U.S. Federal income tax filing beginning in September 2009.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2009:

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption of the junior subordinated notes on a date no earlier than June 17, 2009, for First Busey Statutory Trust II, June 15, 2010, for First Busey Statutory Trust III, and June 15, 2011, for First Busey Statutory Trust IV.  Prior to these respective redemption dates, the junior subordinated notes may also be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify for Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above, but does not expect to exercise this right.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which has been extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of June 30, 2009, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

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

The Company’s and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$638,388	$705,231
Standby letters of credit	18,032	27,862

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2009, and December 31, 2008, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of June 30, 2009, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of interest rate lock commitments on mortgage loans to be held for sale.

Note 11:  Reportable Segments and Related Information

The Company has four reportable segments, Busey Bank, Busey Bank, N.A., FirsTech and Busey Wealth Management.  Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in downstate Illinois, through its branch in Indianapolis, Indiana, and through its loan production office in Fort Myers, Florida.  Busey Bank, N.A. provides a full range of banking services to individual and corporate customers in southwest Florida.  FirsTech provides remittance processing for online bill payments, lockbox and walk-in payments.  Busey Wealth Management is the parent company of Busey Trust Company, which provides a full range of trust and investment management services, including estate and financial planning, securities brokerage, investment advice, tax preparation, custody services and philanthropic advisory services.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Goodwill:
Busey Bank	$204,800	$204,800	$3,845,716	$4,015,497
Busey Bank, N.A.	—	—	399,821	410,803
FirsTech	8,992	8,992	21,364	19,911
Busey Wealth Management	11,694	11,694	24,377	25,255
All Other	3,364	3,377	(14,764)	(11,373)
Total Goodwill	$228,850	$228,863	$4,276,514	$4,460,093

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$43,260	$48,547	$86,625	$100,511
Busey Bank, N.A.	4,316	6,189	9,189	12,775
FirsTech	12	8	22	17
Busey Wealth Management	54	65	114	188
All Other	(14)	(116)	(15)	(241)
Total Interest Income	$47,628	$54,693	$95,935	$113,250

Interest Expense:
Busey Bank	$15,579	$18,827	$32,437	$41,052
Busey Bank, N.A.	2,636	3,116	5,429	6,729
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	1,014	1,224	2,074	2,681
Total Interest Expense	$19,229	$23,167	$39,940	$50,462

Other Income:
Busey Bank	$9,091	$6,939	$19,061	$14,661
Busey Bank, N.A.	200	372	430	793
FirsTech	3,404	3,076	6,685	6,089
Busey Wealth Management	3,315	3,842	6,411	7,238
All Other	1,517	(459)	973	(747)
Total Other Income	$17,527	$13,770	$33,560	$28,034

Net Income (loss):
Busey Bank	$(14,074)	$6,395	$(7,490)	$17,997
Busey Bank, N.A.	(6,061)	(2,002)	(6,775)	(3,049)
FirsTech	847	703	1,669	1,332
Busey Wealth Management	717	871	1,279	1,317
All Other	(558)	(1,376)	(1,919)	(3,002)
Total Net Income (loss)	$(19,129)	$4,591	$(13,236)	$14,595

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 inputs. For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in securities available for sale in the balance sheets. The Company is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and are not included in the table below.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Treasury securities	$—	$774	$—	$774
U.S. government agencies and corporations	—	369,291	—	369,291
Obligations of states and political subdivisions	—	86,756	—	86,756
Mortgage-backed securities	—	164,827	—	164,827
Corporate debt securities	1,725	—	—	1,725
Mutual funds and other equity securities	4,750	—	—	4,750
	$6,475	$621,648	$—	$628,123

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, which were $122.6 million at June 30, 2009, and loans on-accrual, but with a portion of the allowance for loan losses allocated specific to the loan, which were $2.2 million at June 30, 2009.  Specific allocation of the allowance for loan losses on these loans totaled $0.9 million.  Collateral values are estimated using level 2 inputs, including recent appraisals and level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

Non-financial assets and non-financial liabilities measured at fair value include foreclosed assets (upon initial recognition or subsequent impairment) and reporting units measured at fair value in the first step of a goodwill impairment test. At June 30, 2009, foreclosed assets measured at fair value were $14.8 million using level 2 inputs, including recent appraisals and level 3 inputs based on customized discounting criteria.

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

The estimated fair values of financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$90,797	$90,797	$190,113	$190,113
Securities	648,891	648,891	654,130	654,130
Loans, net	3,073,458	3,090,375	3,158,910	3,164,794
Accrued interest receivable	18,095	18,095	20,405	20,405

Financial liabilities:
Deposits	3,344,073	3,353,845	3,506,693	3,513,902
Federal funds purchased and securities sold under agreements to repurchase	154,099	154,099	182,980	182,980
Short-term borrowings	30,000	30,000	83,000	83,000
Long-term debt	125,493	128,514	134,493	138,563
Junior subordinated debt owed to unconsolidated trusts	55,000	52,623	55,000	53,272
Accrued interest payable	13,431	13,431	14,055	14,055

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “we”, or “our”) at June 30, 2009 (unaudited), as compared with December 31, 2008, and the results of operations for the three and six months ended June 30, 2009 and 2008 (unaudited).  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2008 Annual Report on Form 10-K.

SUMMARY

Operating Results

Net income (loss) by segment and consolidated net income (loss) available to common shareholders follows (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	6/30/2009	3/31/2009	6/30/2008	6/30/2009	6/30/2008
Consolidated	$(20,472)	$5,506	$4,591	$(14,966)	$14,595
Busey Bank	(14,074)	6,584	6,395	(7,490)	17,997
Busey Bank, N.A.	(6,061)	(714)	(2,002)	(6,775)	(3,049)
Busey Wealth Management	717	562	871	1,279	1,317
FirsTech	847	822	703	1,669	1,332

Consolidated EPS, fully-diluted	$(0.57)	$0.15	$0.13	$(0.42)	$0.41

Consolidated net income for the three and six months ended June 30, 2009 was lower than the comparable periods primarily due to significant provisions for loan losses.  We recorded $47.5 million and $57.5 million of provision for loan losses during the three and six months ended June 30, 2009, respectively, as compared to $12.3 million and $14.5 million in the same periods of 2008.  Busey Bank and Busey Bank, N.A. recorded $9.2 million and $0.9 million in the first quarter of 2009 and $39.0 million and $8.4 million in the second quarter of 2009 in pre-tax provision for loan losses, respectively.  The primary driver of the increased provision pertained to both banks’ loans in the southwest Florida market.

Busey Bank has a loan production office in southwest Florida with $324.1 million in loans at June 30, 2009.  Busey Bank, N.A.’s operations are entirely in southwest Florida, with $341.9 million in loans at June 30, 2009.  Our aggregate southwest Florida loan portfolio totals $0.67 billion, or 21.1% of our loan portfolio.  The remainder of our loan portfolio is primarily in the downstate Illinois market with the exception of our branch in the Indianapolis, Indiana market with loans of $182.1 million at June 30, 2009.

Quarterly net interest margin increased to 2.92% in the second quarter of 2009 from 2.88% in the first quarter of 2009, representing our first quarterly net interest margin increase in a year.  Additionally, our expense reduction efforts associated with the continued integration following the merger had a positive impact during 2009. Although non-interest expense increased $4.3 million to $30.1 million in the second quarter of 2009 as compared to $25.8 million in the first quarter of 2009 and $26.9 million in the second quarter of 2008, this increase was due primarily to increased FDIC insurance of $2.6 million, including $2.2 million related to the FDIC special assessment, increased commissions from mortgage loans of $1.6 million and other real estate expenses of $0.8 million.  After accounting for these increases, our non-interest expense decreased $0.7 million in the second quarter of 2009 from the first quarter of 2009.

Busey Wealth Management’s increase in net income over the first quarter of 2009 reflects increased revenue primarily due to security market value increases and lower operating costs due to first quarter 2009 cost reduction efforts.  Although higher than the prior quarter, Busey Wealth Management’s second quarter 2009 net income was lower than the second quarter of 2008, primarily due to lower security market values, which led to decreased brokerage activity and lower assets under care.

Overall loan portfolio quality declined in the second quarter of 2009.  Busey Bank’s loans on non-accrual status increased to $88.8 million at June 30, 2009 compared to $80.2 at March 31, 2009 and $50.8 million at December 31, 2008.  Busey Bank, N.A.’s loans on non-accrual status increased to $33.8 million at June 30, 2008 as compared to $25.2 million at March 31, 2009 and $17.5 million at December 31, 2008.  On a consolidated basis, loans accruing, but 90+ days past due, declined to $4.5 million at June 30, 2009 as compared to $15.8 million at both March 31, 2009 and December 31, 2008.

The allowance for loan losses was $88.5 million at June 30, 2009, level with $88.5 million at March 31, 2009 and down from $98.7 million at December 31, 2008.  Allowance for loan losses coverage of non-performing loans decreased due to the large level of charge-offs taken during the second quarter of 2009.  As we charge off portions of loan balances, the allowance for loan losses becomes less significant with respect to these loans.  Additional discussion of our loan portfolio is located under — Asset Quality.

Economic Conditions of Markets

Our Illinois markets continue to perform remarkably well.  Our credit challenges are primarily within our Indianapolis and southwest Florida markets.  In Illinois, the non-performing loans to loans ratio was 1.1% ($25.5 million/$2.31 billion), whereas the ratio was 6.1% ($11.2 million/$182.1 million) in Indiana and 13.6% ($90.4 million/$0.67 billion) in Florida.  Additionally, more than half of our Illinois non-performing loans consist of two relationships for which we believe we have fully provided for the potential losses.

The Illinois markets possess strong industrial, academic and healthcare employment bases that have performed well relative to the rest of the United States.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.

Champaign County is home to the University of Illinois — Urbana/Champaign (U of I), the University’s primary campus.  U of I has in excess of 42,000 students, and has grown annually over the last decade.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to Archer Daniels Midland (ADM), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University in addition to a large health care presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with over $1.5 billion in agricultural output, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

Southwest Florida has been affected by the current economic downturn as severely as any location in the United States.  Southwest Florida has experienced double digit percentage value deterioration in commercial and residential real estate values over the past two years.  Even if the valuation downturn in southwest Florida were to abate, our issues would not be over in the market, as the market continues to struggle under the weight of significant real estate inventory, increasing vacancy rates and high unemployment.   Management expects that it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009			2008			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Yield/Rate	Change
				(dollars in thousands)
Assets
Interest-bearing bank deposits	$66,330	$34	0.21%	$656	$1	0.61%	$34	$(1)	$33
Federal funds sold	151	—	—%	827	3	1.46%	(1)	(2)	(3)
Investment securities
U.S. Government obligations	391,409	3,438	3.52%	345,254	3,785	4.41%	471	(818)	(347)
Obligations of states and political subdivisions (1)	89,386	1,315	5.90%	99,804	1,480	5.96%	(150)	(15)	(165)
Other securities	203,589	1,624	3.20%	145,679	1,331	3.67%	482	(189)	293
Loans (net of unearned interest)(1) (2)	3,221,058	41,703	5.19%	3,141,541	48,700	6.23%	1,226	(8,223)	(6,997)
Total interest-earning assets	$3,971,923	$48,114	4.86%	$3,733,761	$55,300	5.96%	$2,062	$(9,248)	$(7,186)

Cash and due from banks	81,782			105,490
Premises and equipment	80,834			81,805
Allowance for loan losses	(88,749)			(42,713)
Other assets	374,049			356,657

Total Assets	$4,419,839			$4,235,000

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$30,908	$26	0.34%	$37,177	$58	0.63%	$(9)	$(23)	$(32)
Savings deposits	167,699	131	0.31%	158,377	195	0.50%	11	(75)	(64)
Money market deposits	1,121,217	2,291	0.82%	1,279,156	4,472	1.41%	(498)	(1,683)	(2,181)
Time deposits	1,660,327	14,050	3.39%	1,337,821	14,449	4.34%	3,113	(3,512)	(399)
Short-term borrowings:
Federal funds purchased	431	—	—%	32,370	189	2.35%	(94)	(95)	(189)
Repurchase agreements	154,034	284	0.74%	130,980	721	2.21%	110	(547)	(437)
Other	51,000	399	3.14%	128,063	846	2.66%	(580)	133	(447)
Long-term debt	131,707	1,306	3.98%	130,426	1,391	4.29%	14	(99)	(85)
Junior subordinated debt owed to unconsolidated trusts	55,000	742	5.41%	55,000	846	6.19%	—	(104)	(104)
Total interest-bearing liabilities	$3,372,323	$19,229	2.29%	$3,289,370	$23,167	2.83%	$2,067	$(6,005)	$(3,938)

Net interest spread			2.57%			3.13%

Noninterest-bearing deposits	456,719			387,567
Other liabilities	44,197			40,127
Stockholders’ equity	546,600			517,936

Total Liabilities and Stockholders’ Equity	$4,419,839			$4,235,000

Interest income / earning assets (1)	$3,971,923	$48,114	4.86%	$3,733,761	$55,300	5.96%
Interest expense / earning assets	$3,971,923	$19,229	1.94%	$3,733,761	$23,167	2.50%

Net interest margin (1)		$28,885	2.92%		$32,133	3.46%	$(5)	$(3,243)	$(3,248)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2009 and 2008.

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	2009			2008			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Yield/Rate	Change
				(dollars in thousands)
Assets
Interest-bearing bank deposits	$63,303	$70	0.22%	$474	$4	1.70%	$72	$(6)	$66
Federal funds sold	446	—	0.00%	5,886	108	3.69%	(52)	(56)	(108)
Investment securities
U.S. Government obligations	393,009	7,019	3.60%	385,071	8,583	4.48%	171	(1,735)	(1,564)
Obligations of states and political subdivisions (1)	89,441	2,635	5.94%	98,006	2,908	5.97%	(260)	(13)	(273)
Other securities	186,784	3,316	3.58%	124,964	2,403	3.87%	1,103	(190)	913
Loans (net of unearned interest)(1) (2)	3,236,401	83,922	5.23%	3,099,121	100,447	6.52%	4,226	(20,751)	(16,525)
Total interest-earning assets	$3,969,384	$96,962	4.93%	$3,713,522	$114,453	6.20%	$5,260	$(22,751)	$(17,491)

Cash and due from banks	82,997			103,866
Premises and equipment	81,207			81,528
Allowance for loan losses	(94,019)			(42,845)
Other assets	372,713			358,709

Total Assets	$4,412,282			$4,214,780

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$32,446	$63	0.39%	$40,263	$174	0.87%	$(29)	$(82)	$(111)
Savings deposits	164,042	290	0.36%	155,339	461	0.60%	25	(196)	(171)
Money market deposits	1,119,894	4,641	0.84%	1,286,650	11,157	1.74%	(1,299)	(5,217)	(6,516)
Time deposits	1,700,738	29,321	3.48%	1,349,161	30,229	4.51%	6,855	(7,763)	(908)
Short-term borrowings:
Federal funds purchased	299	—	—%	25,540	333	2.62%	(190)	(143)	(333)
Repurchase agreements	150,802	628	0.84%	140,961	1,980	2.82%	129	(1,481)	(1,352)
Other	60,906	898	2.97%	83,544	1,202	2.89%	(336)	32	(304)
Long-term debt	132,337	2,580	3.93%	134,841	3,121	4.65%	(58)	(483)	(541)
Junior subordinated debt owed to unconsolidated trusts	55,000	1,519	5.57%	55,000	1,805	6.60%	—	(286)	(286)
Total interest-bearing liabilities	$3,416,464	$39,940	2.36%	$3,271,299	$50,462	3.10%	$5,097	$(15,619)	$(10,522)

Net interest spread			2.57%			3.10%

Noninterest-bearing deposits	445,347			383,835
Other liabilities	44,185			40,228
Stockholders’ equity	506,286			519,418

Total Liabilities and Stockholders’ Equity	$4,412,282			$4,214,780

Interest income / earning assets (1)	$3,969,384	$96,962	4.93%	$3,713,522	$114,453	6.20%
Interest expense / earning assets	$3,969,384	$39,940	2.03%	$3,713,522	$50,462	2.73%

Net interest margin (1)		$57,022	2.90%		$63,991	3.47%	$163	$(7,132)	$(6,969)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2009 and 2008.

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

The increase in average earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2009 over the same periods of 2008 are primarily related to loan growth and required funding during the last two quarters of 2008.  Average loans are trending down during 2009, as the second quarter 2009 average loans declined to $3.22 billion from average loans of $3.25 billion at March 31, 2009.  We expect average loans to continue to decline as charge-offs and selectivity of lending relationships will result in reductions in loans.

Our average earning assets grew in the second quarter of 2009 as compared to the first quarter of 2009.  Despite average loan balance reductions during the second quarter of 2009, additional liquidity brought about primarily by CPP funds at the end of the first quarter of 2009 raised the average earning assets at June 30, 2009.  Average interest-bearing liabilities decreased in the second quarter of 2009 as compared to the first quarter of 2009.  The decrease was primarily related to a decline in average time deposits as higher cost certificates-of-deposit were allowed to run off due to decreased liquidity needs.

Yields on interest-earning assets, including investments and loans, decreased in the second quarter of 2009 compared to the same period of the prior year and the first quarter of 2009.  The decrease in yields was largely due to an increase in non-accrual loans and the declining interest rate environment we experienced over the past year.  As higher interest yield investments mature, we cannot replace the assets with equal yield assets.  Additionally, increased non-accrual loans negatively affect loan yields, which have a greater effect on our overall yield on earning assets due to the relative size of our loan portfolio. Our net interest margin experienced additional downward pressure due to the increase in non-accrual loans and associated interest reversals.  As a loan is placed on non-accrual status, it stops accruing interest.  Additionally, any interest that has accrued on the loan but has not yet been paid, is reversed.

In order to mitigate the decline in yields, we were successful in lowering our rates on our interest-bearing liabilities.  Our interest-bearing liability rates declined across all deposit categories for the second quarter of 2009 as compared to the same period of the prior year and to the first quarter of 2009.  Rates on certain short-term borrowings are rising slightly as rates have risen slightly over the first quarter of 2009.  Due to the relative size of our deposit base as compared to our borrowings, the rate paid on interest-bearing liabilities declined from the first quarter of 2009.

The decline in rates paid on interest-bearing liabilities more than offset the decline in yield on earnings assets, which led to an increase in our net interest margin percentage for the second quarter of 2009 as compared to the first quarter of 2009.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2008 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(dollars in thousands)
Remittance processing	$3,381	$3,028	11.7%	$6,635	$5,975	11.0%
Trust	3,348	3,698	(9.5)%	6,553	6,771	(3.2)%
Commissions and brokers’ fees, net	428	686	(37.6)%	947	1,388	(31.8)%
Service charges on deposit accounts	3,101	2,844	9.0%	5,959	5,544	7.5%
Other service charges & fees	1,191	1,150	3.6%	2,330	2,301	1.3%
Gain on sales of loans	3,715	1,206	208.0%	6,133	2,366	159.2%
Security gains, net	54	30	80.0%	75	502	(85.1)%
Other operating income	2,309	1,128	104.7%	4,928	3,187	54.6%
Total other income	$17,527	$13,770	27.3%	$33,560	$28,034	19.7%

Remittance payment processing revenue relates to our payment processing company, FirsTech.  FirsTech continued to produce solid growth demonstrated by the 11.0% or greater increase in second quarter and year-to-date 2009 revenues as compared to the same periods in 2008.

Busey Wealth Management’s revenue, which makes up most of the trust and commissions and brokers’ fees, net revenue lines, was down primarily due to security market value decreases as compared to the first two quarters of 2008.  The significant decline in security valuations since the first half of 2008 led to decreased brokerage activity and lower assets under care, both of which result in lower wealth management revenue.

Gain on sales of loans has increased both during the second quarter and year-to-date 2009 over the same periods of 2008 due to a decline in mortgage rates in 2009.  The lower mortgage rates have led to increased refinance activity, resulting in increased loan sales gains.  Additionally, during the first half of 2009, we added to the mortgage origination teams in our Peoria and Bloomington markets.  We expect loan gains to decline as the refinancing activity slows, but expect our new originators to keep production strong.

Other income for the three-month and six-month periods ended June 30, 2009 increased significantly primarily due to a gain on an investment in a private equity fund of $1.0 million in the second quarter of 2009 and the partial settlement of post retirement obligations relating to our bank owned life insurance in the first quarter of 2009.  The partial settlement of the post retirement obligation resulted in a $2.0 million, non-taxable, credit to other operating income.

OTHER EXPENSE

	Three Months Ended June 30			Six Months Ended June 30
	2009	2008	% Change	2009	2008	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$10,792	$11,851	(8.9)%	$21,421	$23,363	(8.3)%
Employee benefits	2,754	2,586	6.5%	5,571	5,722	(2.6)%
Total compensation expense	$13,546	$14,437	(6.2)%	$26,992	$29,085	(7.2)%

Net occupancy expense of premises	2,396	2,325	3.1%	4,971	4,789	3.8%
Furniture and equipment expenses	1,823	2,350	(22.4)%	3,759	4,267	(11.9)%
Data processing	1,930	1,628	18.6%	3,662	3,316	10.4%
Amortization of intangible assets	1,090	1,130	(3.5)%	2,180	2,259	(3.5)%
FDIC insurance	4,027	250	NM	4,721	415	NM
Other operating expenses	5,344	4,817	10.9%	9,694	10,979	(11.7)%
Total other expense	$30,156	$26,937	12.0%	$55,979	$55,110	1.6%

Income taxes	$(12,601)	$1,468	NM	$(10,688)	$6,667	NM
Effective rate on income taxes	39.7%	24.2%		44.7%	31.4%

Efficiency ratio	62.7%	56.3%		59.4%	57.7%

Total compensation expense decreased as full-time equivalent employees decreased to 901 at June 30, 2009 compared to 993 at June 30, 2008.  The decline in compensation expense attributable to staffing efficiencies was offset by an increase in commissions paid to our loan originators due to our increased mortgage production, which increased compensation costs to our originators by $1.6 million.

Furniture and equipment expenses have declined since 2008 primarily due to the consolidation of branch locations in Illinois during the second quarter of 2009.

FDIC insurance expenses increased in the second quarter of 2009 as compared to all prior periods due to a special FDIC assessment of $2.2 million and increased quarterly insurance costs, of which $0.6 million we do not expect to reoccur.

Other operating expenses increased in the second quarter of 2009 as compared to the same period in 2008 primarily due to costs associated with preservation and collection of loans and associated collateral, management of foreclosed real estate inventory and losses on sales of the real estate, including a $0.5 million loss on the sale of one commercial property.

The effective rate on income taxes, or income taxes divided by income before taxes, increased for the 2009 periods as compared to the 2008 periods presented, primarily due to the lower annualized net income position for the Company, whereas the impact of certain tax favored items was more significant than in prior periods.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest margin plus other income, excluding security gains and losses.  The efficiency ratio for the second quarter and year-to-date 2009 increased compared to the same periods in 2008. The primary reason for the increase was the increase in expenses, as noted above, and declining net interest income due to the current challenging interest rate market.  Significant improvements in the efficiency ratio, resulting in a lower ratio, will be dependent primarily on our ability to improve our net interest margin.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	June 30, 2009	December 31, 2008	% Change
	(dollars in thousands)
Assets
Securities available for sale	$648,891	$654,130	(0.8)%
Loans (net of allowance for loan losses 2009 $88,549 ; 2008 $98,671)	3,073,458	3,158,910	(2.7)%

Total assets	4,276,514	4,460,093	(4.1)%

Liabilities
Deposits:
Noninterest bearing	$458,647	$378,007	21.3%
Interest-bearing	2,885,426	3,128,686	(7.8)%
Total deposits	3,344,073	3,506,693	(4.6)%

Short-term borrowings	184,099	265,980	(30.8)%
Long-term debt	125,493	134,493	(6.7)%

Total liabilities	3,747,558	4,005,276	(6.4)%

Stockholders’ equity	$528,956	$454,817	16.3%

First Busey’s balance sheet at June 30, 2009 remained fairly consistent with the balance sheet at December 31, 2008.  The securities portfolio decreased slightly as compared to December 31, 2008 as certain higher cost time deposits have matured and not been replaced.

Net loans have declined during 2009 primarily related to charge-offs of non-performing loans and credit selectivity on new loans.  We continue to work through the challenges in our loan portfolio, while looking for new lending opportunities in our markets.  Our new lending opportunities will be selected based upon strong banking relationships.  We expect credit selectivity and charge-off activity may result in a decline in our loans and assets through at least 2009.

Our decline in assets reduced our liquidity requirements.  As discussed previously in conjunction with our improved net interest margin percentage, we have allowed higher cost certificates-of-deposit that were originated in the fall of 2008 to mature without renewal at the higher rates.   Brokered certificates of deposits declined to $231.8 million at June 30, 2009 from $306.9 million at December 31, 2008.  Additionally, we have reduced our short-term and long-term debt during 2009, including $32.0 million at our parent company.  The reduction of higher cost funding sources has mitigated pressure on our interest income and is consistent with our priorities of balance sheet strength, profitability and growth - in that order.

Stockholders’ equity increased primarily due to the capital received from the Treasury’s investment pursuant to the CPP in March 2009.  The $100.0 million of capital was offset by year-to-date losses and dividend payments.  On May 1, 2009, the Company paid a $0.08 per share dividend, which was a reduction from the $0.20 per share first quarter dividend payment.  On July 24, 2009, we paid a dividend of $0.08 per common share to shareholders of record on July 21, 2009.  We analyzed this dividend payment decision very carefully to ensure it was consistent with our capital plan and our earnings. Although we recorded a net loss for the quarter, our core operating results and current capital position supported the dividend payment. We will continue to review the dividend payment in subsequent quarters.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(dollars in thousands)
Non-accrual loans	$122,595	$105,424	$68,347	$59,347
Loans 90+ days past due, still accruing	4,540	15,752	15,845	11,847
Total non-performing loans	$127,135	$121,176	$84,192	$71,194

Other real estate owned	$14,785	$16,956	$15,786	$4,843
Other assets acquired in satisfaction of debts previously contracted	1	1	8	3
Total non-performing other assets	$14,786	$16,957	$15,794	$4,846

Total non-performing loans and non-performing other assets	$141,921	$138,133	$99,986	$76,040

Allowance for loan losses	$88,549	$88,498	$98,671	$48,674

Allowance for loan losses to loans	2.8%	2.7%	3.0%	1.5%
Allowance for loan losses to non-performing loans	69.7%	73.0%	117.2%	68.4%
Non-performing loans to loans, before allowance for loan losses	4.0%	3.7%	2.6%	2.2%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	4.5%	4.2%	3.1%	2.4%

Asset quality by segment, general loan classification between commercial loans (including most real estate loans, except for 1-4 family mortgages, and commercial and industrial loans) and retail loans (including 1-4 family mortgages), and geography is presented in the following table as of June 30, 2009.  Loans on non-accrual status are presented.  Following loans on non-accrual status is information related to loans on non-accrual status, including amounts charged off through June 30, 2009, including 2009 and prior periods, and specific allocations of the allowance for loan losses (ALL) related to these loans.  Last, information related to our loans 90+ days past due, but still accruing interest, are also presented.

	Balance	Illinois	Indiana	Florida	Commercial and Commercial Real Estate	Retail and Consumer
Non-Accrual Loans
Busey Bank	$88,788	$21,001	$11,173	$56,614	$85,582	$3,206
Busey Bank, N.A.	33,807	—	—	33,807	21,374	12,433
	$122,595	$21,001	$11,173	$90,421	$106,956	$15,639
Charge offs on Non-Accrual Loans
Busey Bank	$72,756	$5,165	$186	$67,405	$72,479	$277
Busey Bank, N.A.	13,395	—	—	13,395	5,688	7,707
	$86,151	$5,165	$186	$80,800	$78,167	$7,984
Specific Allocation of ALL
Busey Bank	$2,700	$1,250	$—	$1,450	$2,700	$—
Busey Bank, N.A.	444	—	—	444	200	244
	$3,144	$1,250	$—	$1,894	$2,900	$244
90+ Days Past Due
Busey Bank	$4,540	$4,540	$—	$—	$1,804	$2,736
Busey Bank, N.A.	—	—	—	—	—	—
	$4,540	$4,540	$—	$—	$1,804	$2,736

During the three and six months ended June 30, 2009, we have charged-off $48.3 million and $68.6 million of loans, respectively.  Despite charge-offs, non-performing loans increased $6.0 million from the first quarter of 2009 and $42.9 million from December 31, 2008.  As evidenced in the table above, the non-performing loan increases are largely due to loans in our southwest Florida market.  The loans are collateralized primarily by real estate in southwest Florida.  As discussed previously, the southwest Florida market has experienced extreme devaluation of real estate.  The challenging economic conditions in southwest Florida, coupled with the collapse of the area’s real estate market, resulted in borrowers who were considered credit worthy at the time of origination, defaulting on their obligations.  As we value the non-performing loans, the underlying value of the real estate does not support the loan, which leads to the significant increase in charge-off activity.

We have devoted significant resources and management time to our loan portfolio issues, specifically in our Florida market.  In addition to the significant time executive management from Illinois has spent reviewing problem credits and meeting with these customers, we have moved two executives with significant credit experience to the Florida market full-time to oversee and assist our Florida credit team.

First Busey does not originate or hold any Alt-A or subprime loans or investments.

The Company’s allowance for loan losses (ALL) has two components, a component based upon probable but unidentified losses inherent in our loan portfolio and a component based upon individual review of nonperforming, substandard or other loans identified as at risk for loss.  Our nonperforming loans, which consist of nonaccrual loans and 90+ days past due loans, are designated as impaired as defined by accounting and regulatory guidance, and are evaluated for potential loss on an individual basis.  Following regular evaluation, at least quarterly, the loans are either charged down to their individual fair values or allocated specific amounts within the ALL.

As nonperforming loans are charged down to their fair values, no further allocation of the ALL is required for those loans, thus resulting in a decrease in the overall balance of the ALL.  Our nonperforming loans have increased, as have our cumulative charge-offs, hence the reduction of our allowance as it relates to our nonperforming loans.  Our experience shows that it takes some time for nonperforming loans to get worked out of the loan portfolio and into foreclosure, or be refinanced out of the bank.  As the rate of new nonperforming loans slows and existing nonperforming loans are written down to fair value with specific write-downs, we expect to have a reduction in the component of our internally calculated ALL that relates to nonperforming loans, and the ratio of the total ALL to nonperforming loans should decline.

Probable but unidentified losses inherent in our portfolio are estimated through a combination of quantitative and qualitative factors.  Quantitative factors primarily relate to the Company’s historical loss experience. Qualitative factors include general macro and micro economic factors in the Company’s markets, including economic conditions throughout the Midwest and southwest Florida, and in particular, the state of certain industries.  Additional qualitative factors include portfolio composition, charge-off and delinquency trends, management and staff composition, loan review results, and internal and external audit results.

Charge-offs and non-performing loans increased significantly during 2009 as compared to 2008 or any prior periods.  The increased levels of charge-offs and delinquency trends, together with continued general economic uncertainty, have led to increased reserve requirement arising from qualitative factors during 2009.

Our qualitative allocation of our allowance for loan losses relating to the southwest Florida market has declined during 2009 due to the increase in the portion of the southwest Florida loan portfolio that is reviewed specifically for impairment.  The southwest Florida market’s overall economic condition deteriorated rapidly during 2008.  The rapid deterioration of the market led to a substantial qualitative portion of our allowance for loan losses attributable to the uncertainty of southwest Florida market in 2008 and into 2009.  Although the uncertainty has yet to subside for the southwest Florida market, as we increase the number and amount of loans within our southwest Florida loan portfolio that are reviewed individually for impairment, the need for the significant qualitative allocation to the southwest Florida market has declined.

With few insignificant exceptions, our loan portfolio is collateralized primarily by real estate.  Typically, when we move loans into nonaccrual status, the loans are charged down to the fair value of our interest in the underlying collateral.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision are made based upon all information available at that time.  The provision reflects managements’ analysis of additional allowance for loan losses necessary to cover potential losses in our loan portfolios. Management believes the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gain further information concerning existing problem loans, particularly in the southwest Florida market.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $163.1 million at June 30, 2009, $183.1 million at March 31, 2009 and $113.9 million at December 31, 2008. Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of June 30, 2009, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Restructured Loans

We restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.  We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, loans are restructured through short-term interest-rate relief, short-term principal payment relief or short-term principal and interest payment relief.  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the totals above.  The Company had $44.3 million and $40.9 million of loans performing under restructured terms at June 30, 2009 and December 31, 2008, respectively.

LIQUIDITY

Liquidity management is the process by which we ensure that adequate liquid funds are available to meet our present and future cash flow obligations arising in the daily operations of our business.  These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, funding capital expenditures, withdrawals by customers, maintaining deposit reserve requirements, servicing debt, paying operating expenses and paying dividends to stockholders.

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and Federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending and financing activities during any given period.

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan sales, loan principal repayments, and capital funds.  On March 6, 2009, First Busey issued $100.0 million of senior preferred stock to Treasury, pursuant to the CPP, providing significant additional liquidity to the Company. Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $20.0 million, of which $20.0 million was available as of June 30, 2009.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.  On April 21, 2009, the Company announced it was decreasing its dividend from $0.20 to $0.08 in order to increase retention of capital funds.

The objective of liquidity management by First Busey is to ensure that funds will be available to meet demand in a timely and efficient manner.  Based upon the level of investment securities that mature within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations.  We achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

First Busey and its bank subsidiaries are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and its bank subsidiaries must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory reporting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and its bank subsidiaries to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2009, that First Busey and its bank subsidiaries were considered “well capitalized” pursuant to the appropriate regulators’ thresholds and standards.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of June 30, 2009:

Total Capital (to Risk-weighted Assets)
Consolidated	$371,991	11.35%	$262,278	8.00%	N/A	N/A
Busey Bank	$341,620	11.65%	$234,576	8.00%	$293,220	10.00%
Busey Bank, N.A.	$45,707	14.30%	$25,562	8.00%	$31,953	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$329,948	10.06%	$131,139	4.00%	N/A	N/A
Busey Bank	$304,085	10.37%	$117,288	4.00%	$175,932	6.00%
Busey Bank, N.A.	$41,548	13.00%	$12,781	4.00%	$19,172	6.00%

Tier I Capital (to Average Assets)
Consolidated	$329,948	7.90%	$166,986	4.00%	N/A	N/A
Busey Bank	$304,085	8.12%	$149,771	4.00%	$187,213	5.00%
Busey Bank, N.A.	$41,548	9.89%	$16,803	4.00%	$21,004	5.00%

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

Market Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. First Busey has no securities classified as held-to-maturity. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the market value and potential sale proceeds could be materially different in the event of a sale.

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

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of the intangible assets are estimated to be consumed or otherwise used up.  Since First Busey Corporation acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, First Busey Corporation would adjust the amortization of that asset, which could accelerate the recognition of future amortization expense.

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

First Busey Corporation utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  Based upon our testing as of December 31, 2008, we concluded the goodwill of Busey Bank, N.A., our southwest Florida banking subsidiary, was impaired and we recorded a goodwill impairment charge of $22.6 million.  Further, we concluded no impairment of goodwill existed within Busey Bank, Busey Wealth Management or FirsTech at June 30, 2009 or December 31, 2008.  Due to the current economic conditions, including declines in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of June 30, 2009:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$4,240	$—	$—	$—	$—	$4,240
Investment securities
U.S. Governments	2	55,419	42,705	72,714	199,226	370,066
Obligations of states and political subdivisions	1,506	869	7,499	3,228	73,653	86,755
Other securities	13,847	12,938	10,660	17,303	137,322	192,070
Loans (net of unearned int.)	1,084,300	193,778	208,927	410,054	1,264,948	3,162,007
Total rate-sensitive assets	$1,103,895	$263,004	$269,791	$503,299	$1,675,149	$3,815,138

Interest-bearing transaction deposits	$77,785	$—	$—	$—	$—	$77,785
Savings deposits	166,719	—	—	—	—	166,719
Money market deposits	1,107,702	—	—	—	—	1,107,702
Time deposits	203,596	200,216	346,406	403,069	379,933	1,533,220
Short-term borrowings:
Federal funds purchased and repurchase agreements	147,157	2,542	2,300	2,100	—	154,099
Short-term borrowings	—	30,000	—	—	—	30,000
Long-term debt	27,668	5,000	25,000	20,000	47,825	125,493
Junior subordinated debt owed to unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,730,627	$262,758	$373,706	$425,169	$457,758	$3,250,018
Rate-sensitive assets less rate-sensitive liabilities	$(626,732)	$246	$(103,915)	$78,130	$1,217,391	$565,120

Cumulative Gap	$(626,732)	$(633,486)	$(730,401)	$(652,271)	$565,120
Cumulative amounts as a percentage of total rate-sensitive assets	(16.43)%	(16.42)%	(19.14)%	(17.10)%	14.81%
Cumulative ratio	0.64	0.69	0.69	0.77	1.17

The funds management policy of First Busey requires the banks to maintain a cumulative rate-sensitivity ratio of .75 — 1.25 in the 90-day, 180-day, and 1-year time periods.  As of June 30, 2009, although the Company was outside of those guidelines for the 90-day time period, the banks were within those guidelines.

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $658.8 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at June 30, 2009, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at June 30, 2009, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. As of June 30, 2009 and December 31, 2008, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at June 30, 2009, and December 31, 2008 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

June 30, 2009	NA	NA	(1.82)%	(1.97)%

December 31, 2008	NA	NA	3.08%	5.27%

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of June 30, 2009, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2009, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:              Legal Proceedings

Not Applicable

ITEM 1A:  Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 2:              Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2009.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of June 30, 2009, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

Because of First Busey’s participation in the Treasury’s Capital Purchase Program, the consent of the Treasury is required if the Company is to increase the dividend paid on its common stock above $0.20 per share until such time as the Company has redeemed the Series T Preferred Stock.

ITEM 3:              Defaults upon Senior Securities

Not Applicable

ITEM 4:              Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of First Busey was held on May 19, 2009.  The stockholders approved the election of each of the nominees for director for one-year terms until the 2010 annual meeting, with the votes cast as follows:

	For	Withheld
Election of Directors
Director
Joseph M. Ambrose	29,172,298	6,633,555
David J. Downey	29,532,653	6,273,200
Van A. Dukeman	29,575,384	6,230,469
David L. Ikenberry	29,061,539	6,744,314
E. Phillips Knox	29,209,514	6,596,339
V. B. Leister, Jr.	29,079,395	6,726,458
Gregory B. Lykins	29,583,317	6,222,536
August C. Meyer, Jr.	29,253,849	6,552,004
Douglas C. Mills	29,686,671	6,119,182
George T. Shapland	29,411,350	6,394,503

In addition, at the annual meeting, the stockholders approved the non-binding advisory proposal on First Busey’s executive compensation with the vote set forth below:

For	Withheld	Abstain
24,283,299	5,194,891	806,634

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

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/Van A. Dukeman
Van A. Dukeman President and Chief Executive Officer (Principal executive officer)

By:	/s/Barbara J. Harrington
Barbara J. Harrington Chief Financial Officer (Principal financial and accounting officer)

Date:  August 10, 2009