Form 10-Q
period 2009-09-30
FIRST BUSEY CORP /NV/
filed 2009-11-09
CIK 314489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2009

Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. University Ave., Champaign, Illinois	61820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 365-4516

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Stock, $.001 par value	56,515,892

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Assets
Cash and due from banks	$183,243	$190,113
Securities available for sale	601,129	654,130
Loans held for sale	29,284	14,206
Loans (net of allowance for loan losses 2009 $120,021 ; 2008 $98,671)	2,854,767	3,144,704
Premises and equipment	79,663	81,732
Cash surrender value of bank owned life insurance	35,501	34,530
Goodwill	20,686	228,863
Other intangible assets	24,734	28,005
Other assets	144,899	83,810
Total assets	$3,973,906	$4,460,093
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$427,267	$378,007
Interest bearing	2,855,386	3,128,686
Total deposits	$3,282,653	$3,506,693

Federal funds purchased and securities sold under agreements to repurchase	158,875	182,980
Short-term borrowings	—	83,000
Long-term debt	120,493	134,493
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	33,826	43,110
Total liabilities	$3,650,847	$4,005,276

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding - 2009 Series T, 100,000 shares, $1,000 liquidation value; 2008 none	$98,610	$—
Common stock, $.001 par value, authorized 60,000,000 shares; issued — 2009 58,246,497; 2008 37,546,497	59	38
Surplus	472,609	393,005
Retained earnings (deficit)	(225,541)	85,810
Accumulated other comprehensive income	11,173	9,837
Total stockholders’ equity before treasury stock and unearned ESOP shares	$356,910	$488,690
Treasury stock, at cost — 2009 1,650,605; 2008 1,651,887	(32,183)	(32,205)
Unearned ESOP shares — 80,000 shares	(1,668)	(1,668)
Total stockholders’ equity	$323,059	$454,817
Total liabilities and stockholders’ equity	$3,973,906	$4,460,093

Common shares outstanding at period end	56,515,892	35,814,610

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$122,945	$149,033
Interest and dividends on investment securities:
Taxable interest income	14,980	15,977
Non-taxable interest income	2,546	2,838
Dividends	87	123
Interest on Federal funds sold	—	173
Total interest income	$140,558	$168,144
Interest expense:
Deposits	$48,047	$61,701
Federal funds purchased and securities sold under agreements to repurchase	900	3,257
Short-term borrowings	1,136	1,691
Long-term debt	3,800	4,615
Junior subordinated debt owed to unconsolidated trusts	2,216	2,651
Total interest expense	$56,099	$73,915
Net interest income	$84,459	$94,229
Provision for loan losses	197,500	22,450
Net interest income (loss) after provision for loan losses	$(113,041)	$71,779

Other income:
Remittance processing	$9,886	$9,089
Trust	9,620	10,113
Commissions and brokers’ fees, net	1,378	2,180
Service charges on deposit accounts	9,168	8,837
Other service charges and fees	3,534	3,413
Gain on sales of loans	9,942	3,448
Security gains, net	140	509
Other operating income	6,345	6,268
Total other income	$50,013	$43,857
Other expenses:
Salaries and wages	$32,376	$34,897
Employee benefits	8,186	8,430
Net occupancy expense of premises	7,385	7,115
Furniture and equipment expenses	5,576	6,256
Data processing	5,651	4,886
Amortization of intangible assets	3,271	3,388
FDIC insurance	6,680	857
Goodwill impairment expense	208,164	—
Other operating expenses	16,448	16,606
Total other expenses	$293,737	$82,435
Income (loss) before income taxes	$(356,765)	$33,201
Income taxes	(61,210)	9,789
Net income (loss)	$(295,555)	$23,412
Preferred stock dividends and discount accretion	3,086	—
Net income (loss) available to common shareholders	$(298,641)	$23,412
Basic earnings (loss) per share	$(8.34)	$0.65
Diluted earnings (loss) per share	$(8.34)	$0.65
Dividends declared per share of common stock	$0.36	$0.60

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2009 and 2008

	2009	2008
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$39,198	$48,771
Interest and dividends on investment securities:
Taxable interest income	4,574	5,064
Non-taxable interest income	833	948
Dividends	18	46
Interest on Federal funds sold	—	65
Total interest income	$44,623	$54,894
Interest expense:
Deposits	$13,732	$19,680
Federal funds purchased and securities sold under agreements to repurchase	272	944
Short-term borrowings	238	489
Long-term debt	1,220	1,494
Junior subordinated debt owed to unconsolidated trusts	697	846
Total interest expense	$16,159	$23,453
Net interest income	$28,464	$31,441
Provision for loan losses	140,000	8,000
Net interest income (loss) after provision for loan losses	$(111,536)	$23,441

Other income:
Remittance processing	$3,251	$3,114
Trust	3,067	3,342
Commissions and brokers’ fees, net	431	792
Service charges on deposit accounts	3,209	3,293
Other service charges and fees	1,204	1,112
Gain on sales of loans	3,809	1,082
Security gains, net	65	7
Other operating income	1,417	3,081
Total other income	$16,453	$15,823
Other expenses:
Salaries and wages	$10,955	$11,534
Employee benefits	2,615	2,708
Net occupancy expense of premises	2,414	2,326
Furniture and equipment expenses	1,817	1,989
Data processing	1,989	1,570
Amortization of intangible assets	1,091	1,129
FDIC insurance	1,959	442
Goodwill impairment expense	208,164	—
Other operating expenses	6,754	5,627
Total other expenses	$237,758	$27,325
Income (loss) before income taxes	$(332,841)	$11,939
Income taxes	(50,522)	3,122
Net income (loss)	$(282,319)	$8,817
Preferred stock dividends and discount accretion	1,356	—
Net income (loss) available to common shareholders	$(283,675)	$8,817
Basic earnings (loss) per share	$(7.92)	$0.25
Diluted earnings (loss) per share	$(7.92)	$0.25
Dividends declared per share of common stock	$0.08	$0.20

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(295,555)	$23,412
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based and non-cash compensation	107	52
Depreciation and amortization	8,618	8,922
Provision for loan losses	197,500	22,450
Goodwill impairment	208,164	—
Provision for deferred income taxes	(8,414)	(2,765)
Amortization (accretion) of security discounts, net	3,823	(784)
Gain on sales of investment securities, net	(140)	(509)
Gain on sales of loans	(9,942)	(3,448)
Net loss (gain) on sale of ORE properties	1,003	—
Settlement of post retirement benefit liabilities	(2,021)	—
Increase in cash surrender value of bank owned life insurance	(971)	(1,377)
Increase in deferred compensation, net	3	2
Change in assets and liabilities:
Decrease (increase) in other assets	1,078	(2,313)
(Decrease) increase in other liabilities	(3,011)	3,357
Decrease in interest payable	(4,949)	(2,475)
(Increase) decrease in income taxes receivable	(51,007)	6,236
Increase in income taxes payable	—	914
Net cash provided by operating activities before loan originations and sales	$44,286	$51,674

Loans originated for sale	(537,016)	(221,501)
Proceeds from sales of loans	531,880	229,890
Net cash provided by operating activities	$39,150	$60,063

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	14,848	24,507
Proceeds from maturities of securities classified available for sale	184,197	229,593
Purchase of securities classified available for sale	(149,350)	(268,024)
Proceeds from sale of Federal Reserve Stock	1,845	—
Decrease in Federal funds sold	—	459
Decrease (increase) in loans	81,073	(203,636)
Proceeds from sale of premises and equipment	574	742
Proceeds from sale of ORE properties	6,732	3,241
Purchases of premises and equipment	(3,852)	(7,855)
Net cash provided by (used in) investing activities	$136,067	$(220,973)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2009 and 2008

	2009	2008
	(dollars in thousands)
Cash Flows From Financing Activities
Net (decrease) increase in certificates of deposit	$(217,934)	$248,676
Net decrease in demand, money market and savings deposits	(6,106)	(157,503)
Cash dividends paid	(15,102)	(21,523)
Net (decrease) increase in Federal funds purchased and securities sold under agreements to repurchase	(24,105)	24,267
Proceeds from short-term borrowings	—	616,000
Principal payments on short-term borrowings	(83,000)	(554,523)
Proceeds from issuance of long-term debt	—	26,000
Principal payments on long-term debt	(14,000)	(42,000)
Proceeds from issuance of common stock	78,160	—
Purchase of treasury stock	—	(10,622)
Proceeds from sale of treasury stock	—	353
Proceeds from issuance of CPP preferred stock and warrants	100,000	—
Net cash (used in) provided by financing activities	$(182,087)	$129,125
Net decrease in cash and due from banks	$(6,870)	$(31,785)
Cash and due from banks, beginning	$190,113	$125,228
Cash and due from banks, ending	$183,243	$93,443

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Other real estate acquired in settlement of loans	$11,364	$6,190
Cash payments for:
Interest	$61,045	$76,737
Income taxes	$—	$6,145

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net income (loss)	$(282,319)	$8,817	$(295,555)	$23,412
Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$4,002	$(2,274)	$2,361	$(5,146)
Less adjustment for gains included in net income	(65)	(7)	(140)	(509)
Other comprehensive income (loss), before tax	$3,937	$(2,281)	$2,221	$(5,655)
Income tax expense (benefit) related to items of other comprehensive loss	1,567	(907)	885	(2,247)
Other comprehensive income (loss), net of tax	$2,370	$(1,374)	$1,336	$(3,408)
Comprehensive income (loss)	$(279,949)	$7,443	$(294,219)	$20,004

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

The accompanying consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation with no effect on net income (loss) or stockholders’ equity.

In preparing the accompanying consolidated financial statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the market value of investment securities, the determination of the allowance for loan losses, including valuation of real estate and related collateral, determination of the need for a valuation allowance on the deferred tax asset, and the fair value of reporting unit goodwill.

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. All significant subsequent events have been disclosed in the Notes to the Financial Statements.

Note 2:  Recent Accounting Pronouncements

On July 1, 2009, the Accounting Standards Codification (“ASC”) became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.   The adoption did not have an impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”  Adoption of the new guidance is expected to impact the Company only in the instance of a business combination.

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in these financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Note 3:  Capital

Common Stock Issuance

On September 30, 2009, the Company completed an underwritten public common stock offering by issuing 20,700,000 shares of the Company’s common stock at a public offering price of $4.00 per share.  The net proceeds after deducting underwriting discounts and commissions and estimated offering expenses are expected to be $78.1 million.  Due to the timing of the closing of the offering, the Company expects to finalize expenses in November.

Series A Mandatorily Convertible Preferred Stock

On October 29, 2009, the Company closed on the issuance and sale of 393 shares of Series A Mandatorily Convertible Preferred Stock Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $100,000 per share, or $39.3 million in the aggregate.  The Series A Preferred Stock has a liquidation preference of $100,000 per share, an annual dividend of 9.0% and no voting rights. Upon approval by the Company’s stockholders to amend the Company’s restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 shares to 100,000,000 shares and to issue shares of common stock upon the conversion of the shares of the Series A Preferred Stock issued in the private placement, each share of Series A Preferred Stock will automatically convert into shares of common stock at $4.00 per share, the same price at which the shares of common stock were issued in the underwritten public offering. If converted, the Company will have 9,825,000 additional common shares outstanding.  Because the shares were not issued until October 29, 2009, the Series A Preferred Stock have not been included in the balance sheet of these financial statements

Series T Cumulative Perpetual Preferred Stock

On March 6, 2009, the Company, pursuant to the Capital Purchase Program (the “CPP”) implemented under the Emergency Economic Stabilization Act, entered into a Letter Agreement, which includes the Securities Purchase Agreement — Standard Terms (collectively, the “Purchase Agreement”), with the U.S. Treasury (the “Treasury”) pursuant to which the Company issued and sold to Treasury 100,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (“Series T Preferred Stock”), together with a warrant to purchase 1,147,666 shares of the Company’s common stock for an aggregate purchase price of $100 million in cash.  The warrant has a ten-year term and is immediately exercisable upon its issuance, with an exercise price equal to $13.07 per share of the common stock.

The fair value of the warrant was calculated utilizing the Black-Scholes pricing model.  The inputs to the Black-Scholes model are consistent with those inputs utilized by the Company for a 10-year employee stock option.

Number of shares underlying the warrant	1,147,666
Exercise price	$13.07
Grant date fair market value	$6.15
Estimated forfeiture rate	—
Risk-free interest rate	2.83%
Expected life, in years	10.0
Expected volatility	42.1%
Expected dividend yield	3.07%
Estimated fair value per warrant	$1.37

We received $100.0 million in proceeds from participation in the CPP, of which $98.4 million was allocated to the Series T Preferred Stock and $1.6 million was allocated to the warrants.  The resulting discount on the Series T Preferred Stock (i.e. the difference between the allocated value of $98.4 million and the liquidation value of $100.0 million), is being accreted on a straight-line basis over 60 months, which is not significantly different from the effective interest method.  The calculated fair value discount utilizing a 12% discount rate was not significant, and therefore not recorded.

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

Warrant Reduction

In conjunction with the closing of the underwritten public common offering and the closing of the Series A Preferred Stock, we have notified Treasury of our intent to reduce the warrant issued in conjunction with the Series T Preferred Stock by half pursuant to the terms of the warrant.  The reduction will reduce the number of shares subject to exercise under the warrant to 573,833.

Note 4:  Goodwill

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is our operating segments. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step utilizes level 2 inputs to establish the estimated fair value of the reporting unit, which are primarily valuations of comparable public companies and comparable public transaction multiples. Due to the significant loss experienced by Busey Bank in the third quarter of 2009, the Company conducted interim preliminary goodwill impairment testing for the goodwill associated with Busey Bank as of September 30, 2009 rather than waiting until the annual impairment analysis in December.

Based upon the first step of preliminary impairment testing, the Company identified potential impairment of goodwill associated with Busey Bank and subjected that goodwill to the second step of impairment testing. Busey Bank experienced significant operating losses driven primarily by the deterioration in the real estate markets in southwest Florida.  The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the fair value of Busey Bank.  As a result of applying the second step of the preliminary impairment test, the Company recorded $208.2 million of goodwill impairment for the quarter ended September 30, 2009, including $204.8 million at Busey Bank and $3.4 million at First Busey Corporation that was related to our banking operations.

The remaining goodwill on the balance relates to FirsTech, our remittance processing subsidiary, and Busey Wealth Management. Due to the decline in the Company’s stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  The evaluation may result in further impairment.

Note 5:  Securities

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and, whether we have the intent to sell the security and it is more likely than not we will not have to sell the security before recovery of its cost basis.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2009:
U.S. Treasury securities	$712	$12	$—	$724
Obligations of U.S. government corporations and agencies	329,400	9,375	28	338,747
Obligations of states and political subdivisions	85,775	3,077	93	88,759
Mortgage-backed securities	144,416	5,288	1	149,703
Corporate debt securities	1,871	62	6	1,927
	562,174	17,814	128	579,860
Mutual funds and other equity securities	1,266	857	—	2,123
Federal Home Loan Bank and Federal Reserve Bank stock	19,146	—	—	19,146

	$582,586	$18,671	$128	$601,129

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2008:
U.S. Treasury securities	$716	$42	$—	$758
Obligations of U.S. government corporations and agencies	394,496	13,611	—	408,107
Obligations of states and political subdivisions	92,907	652	1,365	92,194
Mortgage-backed securities	122,747	2,488	17	125,218
Corporate debt securities	3,159	14	76	3,097
	614,025	16,807	1,458	629,374
Mutual funds and other equity securities	2,324	1,141	168	3,297
Federal Home Loan Bank and Federal Reserve Bank stock	21,459	—	—	21,459

	$637,808	$17,948	$1,626	$654,130

The following presents information pertaining to securities with gross unrealized losses as of September 30, 2009, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2009:
Obligations of U.S. government agencies and corporations	$26,371	$28	$—	$—	$26,371	$28
Obligations of states and political subdivisions	525	3	5,818	90	6,343	93
Mortgage-backed securities	107	1	—	—	107	1
Corporate debt securities	94	6	—	—	94	6

Total temporarily impaired securities	$27,097	$38	$5,818	$90	$32,915	$128

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2008:
Obligations of states and political subdivisions	$48,662	$1,321	$2,075	$44	$50,737	$1,365
Mortgage-backed securities	3,573	17	—	—	3,573	17
Corporate debt securities	1,991	57	181	19	2,172	76
Subtotal, debt securities	$54,226	$1,395	$2,256	$63	$56,482	$1,458

Equity securities	161	118	9	50	170	168

Total temporarily impaired securities	$54,387	$1,513	$2,265	$113	$56,652	$1,626

The total number of investment securities in an unrealized loss position as of September 30, 2009 and December 31, 2008 was 21 and 164, respectively. The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell the security and it is more likely than not we will not have to sell the security before recovery of its cost basis.

The amortized cost and fair value of debt securities available for sale as of September 30, 2009, by contractual maturity, are shown below.  Mutual funds and other equity securities, and Federal Home Loan Bank and Federal Reserve Bank stock do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$131,593	$133,625
Due after one year through five years	246,437	255,320
Due after five years through ten years	69,171	71,944
Due after ten years	114,973	118,971
	$562,174	$579,860

Investment securities with carrying amounts of $486.2 million and $515.9 million on September 30, 2009 and December 31, 2008, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 6:  Loans

The major classifications of loans as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
	(dollars in thousands)

Commercial	$393,959	$455,592
Real estate construction	566,215	743,371
Real estate - farmland	55,067	54,337
Real estate - 1-4 family residential mortgage	662,384	715,853
Real estate - multifamily mortgage	256,071	278,345
Real estate - non-farm nonresidential mortgage	934,826	893,011
Installment	67,498	59,692
Agricultural	37,668	41,781
	$2,973,688	$3,241,982
Plus:
Net deferred loan costs	1,100	1,393
	2,974,788	3,243,375
Less:
Allowance for loan losses	120,021	98,671
Net loans	$2,854,767	$3,144,704

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)

Balance, beginning of year	$98,671	$42,560
Provision for loan losses	197,500	22,450
Recoveries applicable to loan balances previously charged off	1,637	830
Loan balances charged off	(177,787)	(17,166)
Balance, June 30	$120,021	$48,674

Non-performing and impaired loan totals in the categories below are net of cumulative charge-offs taken against those loans. The balance shown does not reflect the total amounts due from the customer. The following table presents data on non-performing and impaired loans:

	September 30,	December 31,
	2009	2008
	(dollars in thousands)

Total loans 90 days past due and still accruing	14,526	15,845
Total non-accrual loans	157,978	68,347
Total non-performing loans	$172,504	$84,192

Impaired loans for which a specific allowance has been provided	$46,226	$25,850
Impaired loans for which no specific allowance has been provided	$115,437	$45,097

Allowance for loan loss for impaired loans included in the allowance for loan losses	$15,954	$6,665

Note 7:  Earnings Per Share

Net income (loss) per common share has been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net income (loss) available to common shareholders	$(283,675)	$8,817	$(298,641)	$23,412
Shares:
Weighted average common shares outstanding	35,816	35,787	35,816	35,853

Dilutive effect of outstanding options as determined by the application of the treasury stock method	—	69	—	119

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	35,816	35,856	35,816	35,972

Basic earnings (loss) per share	$(7.92)	$0.25	$(8.34)	$0.65

Diluted earnings (loss) per share	$(7.92)	$0.25	$(8.34)	$0.65

Basic earnings per share are computed by dividing net income for the year by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period exceeds the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  The calculation of the diluted loss per share for the three and nine-months ended September 30, 2009 does not reflect the assumed exercise of potentially dilutive stock options because the effect would have been anti-dilutive due to the net loss for the period.   None of the Company’s 1,643,755 outstanding options or 1,147,666 warrants were potentially dilutive for the three and nine months ended September 30, 2009.

Note 8:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the periods presented.  As of September 30, 2009, under the Company’s 2008 stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.  However, because of First Busey’s participation in CPP, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.

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

Number of options granted	67,500
Exercise Price	$7.53
Estimated forfeiture rate	—%
Risk-free interest rate	2.7%
Expected life, in years	4.6
Expected volatility	42.1%
Expected dividend yield	3.9%
Estimated fair value per option	$2.08

A summary of the status of and changes in the Company’s stock option plans for the nine months ended September 30, 2009 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,918,888	$17.11
Granted	67,500	7.53
Exercised	4,883	11.29
Forfeited	337,750	19.52
Outstanding at end of period	1,643,755	$16.24	3.67

Exercisable at end of period	1,576,255	$16.61	3.41

The total intrinsic value of stock options exercised in the nine months ended September 30, 2009 and 2008 was insignificant.

The following table summarizes information about stock options outstanding at September 30, 2009:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
	(intrinsic value in thousands)

$7.53	67,500	$7.53	9.75		—
11.29-12.00	424,512	$11.72	1.58		424,512
14.56-16.03	292,014	15.36	2.47		292,014
19.83	51,000	19.83	0.21		51,000
17.12-19.74	637,229	19.17	5.65		637,229
20.16-20.71	171,500	20.34	2.21		171,500

	1,643,755	$16.24	3.67	$—	1,576,255	$—

Stock option expense and stock expense remaining to be recognized was insignificant for the Company as of and for the periods ended September 30, 2009 and 2008.

Note 9:  Income Taxes

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

There were no uncertain tax positions as of January 1, 2009.  There have been no adjustments to uncertain tax positions since January 1, 2009.  There are no material tax positions for which it is reasonably possible that uncertain tax positions will significantly change in the twelve months subsequent to September 30, 2009.

When applicable, the Company recognizes interest accrued related to uncertain tax positions and penalties in operating expenses.  The Company has no accruals for payments of interest and penalties at September 30, 2009.

At September 30, 2009, the Company was under examination by the Internal Revenue Service for the Company’s 2007 U.S. Federal income tax filing.

The Company evaluated the recoverability of its net deferred tax asset position at September 30, 2009 and determined there was no need for a valuation allowance.  The evaluation was based upon the Company’s expected ability to carry back tax losses, available tax planning strategies and the ability to generate future earnings.  The recoverability of the net deferred tax asset may to be tested in future periods, which may result in the need to record a valuation allowance against the net deferred tax asset.

Note 10:  Junior Subordinated Debt Owed to Unconsolidated Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2009:

	First Busey Statutory Trust II	First Busey Statutory Trust III	First Busey Statutory Trust IV

Junior Subordinated Notes:
Principal balance	$15,000,000	$10,000,000	$30,000,000
Annual interest rate(1)	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	6.94%
Stated maturity date	June 17, 2034	June 15, 2035	June 15, 2036
First call date	June 17, 2009	June 15, 2010	June 15, 2011

Trust Preferred Securities:
Face value	$15,000,000	$10,000,000	$30,000,000
Annual distribution rate(1)	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	6.94%
Issuance date	April 30, 2004	June 15, 2005	June 15, 2006
Distribution dates(2)	Quarterly	Quarterly	Quarterly

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which has been extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of September 30, 2009, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

Note 11:  Outstanding Commitments and Contingent Liabilities

Debt Covenant Violation

As expected and disclosed during our September 2009 capital offering, as of September 30, 2009, we were in default on two of our loan covenants contained in the debt facility at the holding company.  We were in default on performance covenants by exceeding the non-performing loans as a percentage of assets ratio and falling below the return on assets ratio as prescribed in the debt agreement.  The facility consists of $26.0 million of term debt and a $20.0 million line of credit, which has zero outstanding as of September 30, 2009.  We are in negotiations with the lender to resolve covenant violations.  The means of resolution is unknown at this time, but may include one or a combination of a waiver of the covenants for a defined period, a renegotiation of the debt agreement and part or total principal pay down.

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

The Company’s and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$601,953	$705,231
Standby letters of credit	16,595	27,862

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2009, and December 31, 2008, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of September 30, 2009, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of interest rate lock commitments on mortgage loans to be held for sale.

Note 12:  Reportable Segments and Related Information

Following the August 2009 merger of Busey Bank, N.A. into Busey Bank, the Company has three reportable segments, Busey Bank, FirsTech and Busey Wealth Management.  Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in downstate Illinois, through its branch in Indianapolis, Indiana, and through its branch network in southwest Florida.  FirsTech provides remittance processing for online bill payments, lockbox and walk-in payments.  Busey Wealth Management is the parent company of Busey Trust Company, which provides a full range of trust and investment management services, including estate and financial planning, securities brokerage, investment advice, tax preparation, custody services and philanthropic advisory services.

The Company’s three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies.

Busey Bank, N.A. information has been combined with the information presented for Busey Bank restrospectively.  The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Goodwill:
Busey Bank	$—	$204,800	$3,920,749	$4,414,535
FirsTech	8,992	8,992	22,078	19,911
Busey Wealth Management	11,694	11,694	24,320	25,255
All Other	—	3,377	6,759	392
Total Goodwill	$20,686	$228,863	$3,973,906	$4,460,093

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$44,577	$54,809	$140,381	$167,849
FirsTech	12	11	34	28
Busey Wealth Management	60	69	174	257
All Other	(26)	5	(31)	10
Total Interest Income	$44,623	$54,894	$140,558	$168,144

Interest Expense:
Busey Bank	$15,347	$22,174	$53,203	$69,709
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	812	1,279	2,896	4,206
Total Interest Expense	$16,159	$23,453	$56,099	$73,915

Other Income:
Busey Bank	$10,012	$7,189	$29,335	$22,505
FirsTech	3,279	3,144	9,964	9,233
Busey Wealth Management	3,109	3,696	9,520	10,934
All Other	53	1,794	1,194	1,374
Total Other Income	$16,453	$15,823	$50,013	$43,857

Net Income (loss):
Busey Bank	$(280,677)	$6,671	$(294,942)	$21,619
FirsTech	728	705	2,397	2,037
Busey Wealth Management	629	766	1,908	2,083
All Other	(2,999)	675	(4,918)	(2,327)
Total Net Income (loss)	$(282,319)	$8,817	$(295,555)	$23,412

Note 13 - Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
Securities available-for-sale:
U.S. Treasury securities	$—	$724	$—	$724
U.S. government agencies and corporations	—	338,747	—	338,747
Obligations of states and political subdivisions	—	88,759	—	88,759
Mortgage-backed securities	—	149,703	—	149,703
Corporate debt securities	1,927	—	—	1,927
Mutual funds and other equity securities	2,123	—	—	2,123
	$4,050	$577,933	$—	$581,983

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status, which were $161.7 million at September 30, 2009.  Collateral values are estimated using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, all impaired loan fair values have been classified as level 3.

Non-financial assets and non-financial liabilities measured at fair value include foreclosed assets (upon initial recognition or subsequent impairment) and reporting units measured at fair value in the first step of a goodwill impairment test. At September 30, 2009, foreclosed assets measured at fair value were $16.6 million using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all foreclosed asset fair values have been classified as level 3.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2008 Form 10-K.

The estimated fair values of financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Cash and cash equivalents	$183,243	$183,243	$190,113	$190,113
Securities	601,129	601,129	654,130	654,130
Loans held for sale	29,284	29,835	14,206	14,452
Loans, net	2,854,767	2,873,562	3,144,704	3,150,342
Accrued interest receivable	17,391	17,391	20,405	20,405

Financial liabilities:
Deposits	3,282,653	3,292,360	3,506,693	3,513,902
Federal funds purchased and securities sold under agreements to repurchase	158,875	158,875	182,980	182,980
Short-term borrowings	—	—	83,000	83,000
Long-term debt	120,493	123,466	134,493	138,563
Junior subordinated debt owed to unconsolidated trusts	55,000	53,075	55,000	53,272
Accrued interest payable	9,106	9,106	14,055	14,055

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “we”, or “our”) at September 30, 2009 (unaudited), as compared with December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 and 2008 (unaudited).  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2008 Annual Report on Form 10-K.

SUMMARY

Operating Results

Net income (loss) by segment and consolidated net income (loss) available to common shareholders follows (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	9/30/2009	6/30/2009	9/30/2008	9/30/2009	9/30/2008
Consolidated	$(283,675)	$(20,472)	$8,817	$(298,641)	$23,412
Busey Bank	(280,677)	(20,135)	6,671	(294,942)	21,619
Busey Wealth Management	629	717	766	1,908	2,083
FirsTech	728	847	705	2,397	2,037

Consolidated EPS, fully-diluted	$(7.92)	$(0.57)	$0.25	$(8.34)	$0.65

Consolidated net loss for the three and nine months ended September 30, 2009 was primarily due to a goodwill impairment charge and an increased provision for loans losses, which were anticipated and disclosed during our September 2009 capital raise.  Excluding goodwill charges, our pre-tax, pre-provision operating profit remained strong.

Net interest income increased to $28.5 million in the third quarter of 2009 as compared to $28.4 million in the second quarter of 2009 and $27.6 million in the first quarter of 2009, our second straight quarterly increase.  The increase in net interest income occurred despite reversing over $0.8 million in interest income due to placing loans on nonaccrual status.

The goodwill impairment charge of $208.2 million, which is the full amount of goodwill attributable to our banking operations, is a reflection of the reduction in the market capitalization of the Company. The goodwill impairment charge does not affect tangible capital, regulatory capital, cash flows or liquidity.  The net loss excluding the goodwill impairment charge was $75.5 million and $90.5 million for the quarter and year-to-date periods ended September 30, 2009, respectively.

We recorded $140.0 million in provision for loan losses in the third quarter of 2009 as compared to $8.0 million in the same period of 2008.  The $140.0 million provision for loan losses was $15.0 million higher than initially anticipated once the quarter ending allowance estimate was finalized.  Our year-to-date provision for loan losses was $197.5 million, as compared to $22.5 million in 2008.  Following the increased provision for loan losses, our allowance for loan losses to loans ratio was 4.0% at September 30, 2009, as compared to 2.8% at June 30, 2009 and 1.5% at September 30, 2008.  The allowance as a percentage of nonperforming loans has remained stable at 69.6% at September 30, 2009, as compared to 69.7% and 68.4% at June 30, 2009 and September 30, 2008, respectively. Additional discussion of our loan portfolio is located under — Asset Quality.

We believe our outsized provisioning for loan losses is behind us; however, we still face challenges managing our existing nonperforming loan portfolio.  Although we will continue to provision for loan losses, we expect our rate of provisions for loan losses in future quarters to be significantly lower than in the last two quarters.  Our expectation is the rate of loans being placed on nonaccrual will begin to decline in the fourth quarter.  Our challenge will shift toward managing our existing nonperforming loans out of the bank.  As noted in prior releases, nonperforming loans weigh heavily on the performance of the Company.  In addition to not producing interest income, nonperforming loans are costly to manage due to the allocated capital, legal and maintenance costs associated with such loans.

We expect that a timely reduction of nonperforming loans will likely involve a significant amount of loan sales.  The timeline for working through nonperforming loans is generally measured in years.  While we expect any loan sale will be at a discount to the face value of the loan, we must weigh this discount against the costs of carrying the loan through resolution.

In August 2009, we merged our Florida based bank, Busey Bank, N.A., into Busey Bank, an Illinois state chartered bank.  We merged the two banks to provide a more consistent infrastructure that not only benefits Busey operations, but makes it easier for our customers to conduct their business.  Our aggregate southwest Florida loan portfolio totals $549.7 million, or 18.3% of our loan portfolio, down from 21.1% at June 30, 2009 and 22.7% at December 31, 2008.  The remainder of our loan portfolio is primarily in the downstate Illinois market with the exception of our branch in the Indianapolis, Indiana market with loans of $182.6 million at September 30, 2009.

Quarterly net interest margin increased again to 3.03% in the third quarter of 2009 from 2.92% in the second quarter of 2009, representing our second straight quarterly net interest margin increase.  Additionally, our expense reduction efforts associated with the continued integration following the merger had a positive impact during 2009. Excluding goodwill impairment, non-interest expense increased $2.2 million to $29.6 million in the third quarter of 2009 as compared to $27.9 million in the third quarter of 2008, this increase was due primarily to increased FDIC insurance, increased commissions from mortgage loans, employee severance and other real estate expenses.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009			2008			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$45,132	$23	0.20%	$301	$—	—%	$—	$23	$23
Federal funds sold	—	—	—%	14,146	65	1.82%	(32)	(33)	(65)
Investment securities
U.S. Government obligations	359,021	3,047	3.37%	348,121	3,456	3.94%	105	(514)	(409)
Obligations of states and political subdivisions (1)	87,450	1,281	5.81%	97,416	1,458	5.94%	(147)	(30)	(177)
Other securities	182,450	1,592	3.46%	149,860	1,654	4.38%	321	(383)	(62)
Loans (net of unearned interest)(1) (2)	3,131,279	39,295	4.98%	3,194,361	48,858	6.07%	(948)	(8,615)	(9,563)
Total interest-earning assets	$3,805,332	$45,238	4.72%	$3,804,205	$55,491	5.79%	$(700)	$(9,553)	$(10,253)

Cash and due from banks	80,763			101,746
Premises and equipment	80,163			82,270
Allowance for loan losses	(85,039)			(46,823)
Other assets	327,284			359,728

Total Assets	$4,208,503			$4,301,126

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$30,916	$19	0.24%	$29,412	$35	0.47%	$2	$(18)	$(16)
Savings deposits	167,380	125	0.30%	156,166	198	0.50%	13	(86)	(73)
Money market deposits	1,162,240	2,120	0.72%	1,226,046	4,212	1.36%	(209)	(1,883)	(2,092)
Time deposits	1,521,774	11,468	2.99%	1,526,909	15,235	3.96%	(51)	(3,716)	(3,767)
Short-term borrowings:
Federal funds purchased	6,592	10	0.60%	26,964	154	2.27%	(73)	(71)	(144)
Repurchase agreements	150,178	262	0.69%	144,125	790	2.17%	32	(560)	(528)
Other	30,455	238	3.10%	69,771	489	2.78%	(302)	51	(251)
Long-term debt	122,667	1,220	3.98%	140,758	1,494	4.21%	(184)	(91)	(275)
Junior subordinated debt owed to unconsolidated trusts	55,000	697	5.03%	55,000	846	6.10%	—	(149)	(149)
Total interest-bearing liabilities	$3,247,202	$16,159	1.97%	$3,375,151	$23,453	2.76%	$(772)	$(6,523)	$(7,295)

Net interest spread			2.75%			3.03%

Noninterest-bearing deposits	443,633			374,101
Other liabilities	39,733			38,489
Stockholders’ equity	477,935			513,385

Total Liabilities and Stockholders’ Equity	$4,208,503			$4,301,126

Interest income / earning assets (1)	$3,805,332	$45,238	4.72%	$3,804,205	$55,491	5.79%
Interest expense / earning assets	$3,805,332	$16,158	1.68%	$3,804,205	$23,453	2.45%

Net interest margin (1)		$29,080	3.03%		$32,038	3.34%	$72	$(3,030)	$(2,958)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2009 and 2008.

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	2009			2008			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$54,804	$93	0.23%	$416	$4	1.28%	$95	$(6)	$89
Federal funds sold	373	—	—%	8,659	173	2.67%	(85)	(88)	(173)
Investment securities
U.S. Government obligations	381,577	10,066	3.52%	372,677	12,039	4.32%	281	(2,254)	(1,973)
Obligations of states and political subdivisions (1)	88,790	3,917	5.89%	102,215	4,366	5.71%	(588)	139	(449)
Other securities	185,262	4,908	3.54%	128,892	4,057	4.20%	1,567	(716)	851
Loans (net of unearned interest)(1) (2)	3,200,974	123,217	5.14%	3,131,100	149,305	6.37%	3,260	(29,348)	(26,088)
Total interest-earning assets	$3,911,780	$142,201	4.86%	$3,743,959	$169,944	6.06%	$4,530	$(32,273)	$(27,743)

Cash and due from banks	83,693			103,060
Premises and equipment	80,856			81,808
Allowance for loan losses	(90,993)			(44,181)
Other assets	353,117			359,123

Total Assets	$4,338,453			$4,243,769

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$31,931	$82	0.34%	$36,620	$209	0.76%	$(24)	$(103)	$(127)
Savings deposits	165,167	415	0.34%	155,617	659	0.57%	38	(282)	(244)
Money market deposits	1,131,789	6,761	0.80%	1,266,301	15,369	1.62%	(1,489)	(7,119)	(8,608)
Time deposits	1,640,428	40,789	3.32%	1,408,843	45,464	4.31%	6,750	(11,425)	(4,675)
Short-term borrowings:
Federal funds purchased	2,497	10	0.53%	26,018	487	2.50%	(255)	(222)	(477)
Repurchase agreements	149,342	890	0.80%	142,023	2,770	2.61%	136	(2,016)	(1,880)
Other	51,536	1,136	2.94%	78,853	1,691	2.86%	(601)	46	(555)
Long-term debt	129,205	3,800	3.93%	136,822	4,615	4.51%	(247)	(568)	(815)
Junior subordinated debt owed to unconsolidated trusts	55,000	2,216	5.38%	55,000	2,651	6.44%	—	(435)	(435)
Total interest-bearing liabilities	$3,356,895	$56,099	2.23%	$3,306,097	$73,915	2.99%	$4,307	$(22,123)	$(17,816)

Net interest spread			2.63%			3.07%

Noninterest-bearing deposits	446,186			380,386
Other liabilities	42,692			39,692
Stockholders’ equity	492,680			517,594

Total Liabilities and Stockholders’ Equity	$4,338,453			$4,243,769

Interest income / earning assets (1)	$3,911,780	$142,201	4.86%	$3,743,959	$169,944	6.06%
Interest expense / earning assets	$3,911,780	$56,099	1.92%	$3,743,959	$73,915	2.63%

Net interest margin (1)		$86,102	2.94%		$96,029	3.43%	$223	$(10,150)	$(9,927)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2009 and 2008.

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

The increase in average earning assets and interest-bearing liabilities for the nine month period ended September 30, 2009 over the same period of 2008 is primarily related to loan growth and required funding during the last two quarters of 2008.  Average loans are trending down during 2009, as the third quarter 2009 average loans declined to $3.13 billion from average loans of $3.22 billion for the quarter ended June 30, 2009 and $3.14 billion for the quarter ended September 30, 2008.  The decline in average loans led to a decrease in average interest bearing liabilities for the quarter ended September 30, 2009 as compared to the same period of 2008, when the Company was experiencing loan growth.  We expect average loans to continue to decline as charge-offs and selectivity of lending relationships will result in reductions in loans.

Our average earning assets decreased in the third quarter of 2009 as compared to the second quarter of 2009.  Average loan balance reductions offset additional liquidity on the balance sheet during the third and second quarter of 2009.  The additional liquidity is primarily due to our September 2009 capital raise and CPP funds received at the end of the first quarter of 2009.  Average interest-bearing liabilities decreased in the third quarter of 2009, the third consecutive quarterly decrease.  The decreases were primarily related to a decline in average time deposits as higher cost certificates-of-deposit were allowed to run off due to decreased liquidity needs.

Yields on interest-earning assets, including investments and loans, decreased in the third quarter of 2009 compared to the same period of the prior year and the second quarter of 2009.  The decrease in yields was largely due to an increase in non-accrual loans and the declining interest rate environment we experienced over the past year.  As higher interest yield investments mature, we cannot replace the assets with equal yield assets.  Additionally, increased non-accrual loans negatively affect loan yields, which have a greater effect on our overall yield on earning assets due to the relative size of our loan portfolio. Our net interest margin experienced additional downward pressure due to the increase in non-accrual loans and associated interest reversals.  As a loan is placed on non-accrual status, it stops accruing interest.  Additionally, any interest that has accrued on the loan but has not yet been paid, is reversed.

In order to mitigate the decline in yields, we were successful in continuing to lower our rates on our interest-bearing liabilities.  Our interest-bearing liability rates declined across all deposit categories for the third quarter of 2009 as compared to the same period of the prior year and to the second quarter of 2009.  Rates on certain short-term borrowings are essentially flat as short-term rates have not moved significantly over the prior two quarters.  Due to the relative size of our deposit base as compared to our borrowings, the rate paid on interest-bearing liabilities continued to decline as it has in every quarter for the last two years.

The decline in rates paid on interest-bearing liabilities more than offset the decline in yield on earnings assets, which led to an increase in our net interest margin percentage for the third quarter of 2009 as compared to the second quarter of 2009.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2008 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(dollars in thousands)
Remittance processing	$3,251	$3,114	4.4%	$9,886	$9,089	8.8%
Trust	3,067	3,342	(8.2)%	9,620	10,113	(4.9)%
Commissions and brokers’ fees, net	431	792	(45.6)%	1,378	2,180	(36.8)%
Service charges on deposit accounts	3,209	3,293	(2.6)%	9,168	8,837	3.8%
Other service charges & fees	1,204	1,112	8.3%	3,534	3,413	3.6%
Gain on sales of loans	3,809	1,082	252.0%	9,942	3,448	188.3%
Security gains, net	65	7	NM	140	509	(72.5)%
Other operating income	1,417	3,081	(54.0)%	6,345	6,268	1.2%
Total other income	$16,453	$15,823	4.0%	$50,013	$43,857	14.0%

Remittance payment processing revenue relates to our payment processing company, FirsTech.  FirsTech continued to produce solid growth in a tough growth environment as demonstrated by revenue increase in third quarter and year-to-date 2009 revenues as compared to the same periods in 2008.

Busey Wealth Management’s revenue, which makes up most of the trust and commissions and brokers’ fees, net revenue lines, was down primarily due to security market value decreases as compared to the first nine months of 2008.  The significant decline in security valuations since the first nine months of 2008 led to decreased brokerage activity and lower assets under care, both of which result in lower wealth management revenue.

Gain on sales of loans has increased both during the third quarter and year-to-date 2009 over the same periods of 2008 due to a decline in mortgage rates in 2009.  The lower mortgage rates have led to increased refinance activity, resulting in increased loan sales gains.  Additionally, during the first half of 2009, we added to the mortgage origination teams in our Peoria and McLean markets.  We expect loan gains to decline as the refinancing activity slows, but expect our new originators to keep production strong.

Other income for the three-month declined as compared to the same period in 2008 as two gains from private equity fund investments at the holding company totaling $1.9 million, pre-tax, were recognized in 2008.  The nine-month period ended September 30, 2009 as compared to the same period in 2008 was essentially flat as the prior period gains were offset by a gain on an investment in a private equity fund of $1.0 million in the second quarter of 2009 and the partial settlement of post retirement obligations relating to our bank owned life insurance, resulting in a $2.0 million increase in the first quarter of 2009.

OTHER EXPENSE

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	% Change	2009	2008	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$10,955	$11,534	(5.0)%	$32,376	$34,897	(7.2)%
Employee benefits	2,615	2,708	(3.4)%	8,186	8,430	(2.9)%
Total compensation expense	$13,570	$14,242	(4.7)%	$40,562	$43,327	(6.4)%

Net occupancy expense of premises	2,414	2,326	3.8%	7,385	7,115	3.8%
Furniture and equipment expenses	1,817	1,989	(8.6)%	5,576	6,256	(10.9)%
Data processing	1,989	1,570	26.7%	5,651	4,886	15.7%
Amortization of intangible assets	1,091	1,129	(3.4)%	3,271	3,388	(3.5)%
FDIC insurance	1,959	442	NM	6,680	857	NM
Goodwill impairment expense	208,164	—	NM	208,164	—	NM
Other operating expenses	6,754	5,627	20.0%	16,448	16,606	(1.0)%
Total other expense	$237,758	$27,325	NM	$293,737	$82,435	256.3%

Income taxes	$(50,522)	$3,122	NM	$(61,210)	$9,789	NM
Effective rate on income taxes	15.2%	26.1%		17.2%	29.5%

Efficiency ratio	62.7%	54.8%		60.5%	56.8%

Total compensation expense decreased as full-time equivalent employees decreased to 901 at September 30, 2009 compared to 983 at September 30, 2008.  The decline in compensation expense attributable to staffing efficiencies was offset by an increase in commissions paid to our loan originators due to our increased mortgage production, which increased compensation costs to our originators by $0.6 million and $2.2 million for the three and nine months ended September 30, 2009, respectively.  Additionally, we recorded $0.5 million in severance related costs during the third quarter of 2009.

Furniture and equipment expenses have declined since 2008 primarily due to the consolidation of branch locations in Illinois during the second quarter of 2009.

FDIC insurance expenses increased in the third quarter of and year-to-date 2009 as compared to all prior periods due to increased rate of assessments by the FDIC. Additionally, we recorded a special FDIC assessment of $2.2 million in the second quarter of 2009. We expect that the FDIC assessments will be higher in the future compared to historical levels.

The goodwill impairment charge of $208.2 million, which is the full amount of goodwill attributable to our banking operations, is a reflection of the reduction in the market value of the Company. The goodwill impairment charge did not affect tangible capital, regulatory capital, cash flows or liquidity.  Goodwill arises when the amount paid for a business exceeds the value of its assets less the value of its liabilities.  Due to our declining stock price and the significant losses the bank incurred over the past two quarters, we evaluated the fair value of the banking operations and determined the fair value of the goodwill was no longer supportable.  Thus, the full amount of goodwill was written off.  We have no further goodwill associated with our banking operations.

Other operating expenses increased for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 primarily due to costs associated with preservation and collection of loans and associated collateral, management of foreclosed real estate inventory and losses on sales of the real estate, including a $0.8 million OREO property valuation adjustment recorded in the third quarter of 2009 and a $0.5 million loss on the sale of one commercial property in the second quarter of 2009.  Additional non-recurring costs in the third quarter of 2009 included $0.1 million related to costs associated with a third-party security breach, $0.6 million related to consulting costs indirectly associated with our capital offering and $0.4 million adjustment arising from an agency audit.

The effective rate on income taxes, or income taxes divided by income before taxes, decreased for the 2009 periods as compared to the 2008 periods presented, primarily due to the significant portion of our net loss associated with goodwill impairment, which does not yield a tax benefit.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest margin plus other income, excluding security gains and losses.  The efficiency ratio for the third quarter and year-to-date 2009 increased compared to the same periods in 2008. The primary reason for the increase was the increase in expenses, as noted above, and declining net interest income due to the current challenging interest rate market.  Significant improvements in the efficiency ratio, resulting in a lower ratio, will be dependent primarily on our ability to improve our net interest margin.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	September 30, 2009	December 31, 2008	% Change
	(dollars in thousands)
Assets
Securities available for sale	$601,129	$654,130	(8.1)%
Loans (net of allowance for loan losses 2009$120,021 ; 2008 $98,671)	2,884,051	3,158,910	(8.7)%

Total assets	3,973,906	4,460,093	(10.9)%

Liabilities
Deposits:
Noninterest bearing	$427,267	$378,007	13.0%
Interest-bearing	2,855,386	3,128,686	(8.7)%
Total deposits	3,282,653	3,506,693	(6.4)%

Short-term borrowings	158,875	265,980	(40.3)%
Long-term debt	120,493	134,493	(10.4)%

Total liabilities	3,650,847	4,005,276	(8.9)%

Stockholders’ equity	$323,059	$454,817	(29.0)%

First Busey’s balance sheet at September 30, 2009 decreased overall as compared with the balance sheet at December 31, 2008, as net loan decreases and increased liquidity have allowed for higher cost deposits to run off, resulting in lower assets and liabilities.  Additionally, goodwill impairment of $208.2 million recorded in the third quarter of 2009 contributed significantly towards the reduction in ending assets.

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

Our decline in assets reduced our liquidity requirements.  As discussed previously in conjunction with our improved net interest margin percentage, we have allowed higher cost certificates-of-deposit that were originated in the fall of 2008 to mature without renewal at the higher rates.   Brokered certificates of deposits declined to $218.4 at September 30, 2009 from $306.9 million at December 31, 2008.  Additionally, we have reduced our short-term and long-term debt during 2009, including $32.0 million at our parent company.  The reduction of higher cost funding sources has mitigated pressure on our interest income and is consistent with our priorities of balance sheet strength, profitability and growth - in that order.

As expected and disclosed during our September 2009 capital offering, as of September 30, 2009, we were in default on two of our loan covenants contained in the debt facility at the holding company.  We were in default on performance covenants by exceeding the non-performing loans as a percentage of assets ratio and falling below the return on assets ratio as prescribed in the debt agreement.  The facility consists of $26.0 million of term debt and a $20.0 million line of credit, which has zero outstanding as of September 30, 2009.  We are in negotiations with the lender to resolve covenant violations.  The means of resolution is unknown at this time, but may include one or a combination of a waiver of the covenants for a defined period, a renegotiation of the debt agreement and part or total principal pay down.

Stockholders’ equity decreased primarily due to the year-to-date net loss.  The decrease caused by the net loss was partially offset by our capital raise in September 2009 and the capital received from the Treasury’s investment pursuant to the CPP in March 2009.  On July 24, 2009 and May 1, 2009, the Company paid a $0.08 per share dividend, which was a reduction from the $0.20 per share first quarter dividend payment.  On October 30, 2009, we paid a dividend of $0.04 per common share to shareholders of record on October 27, 2009.  We analyzed this dividend payment decision very carefully to ensure it was consistent with our capital plan and our earnings. Although we recorded a net loss for the quarter, our core operating results and current capital position supported the dividend payment. We will continue to review the dividend payment in subsequent quarters.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	(dollars in thousands)
Non-accrual loans	$157,978	$122,595	$105,424	$68,347
Loans 90+ days past due, still accruing	14,526	4,540	15,752	15,845
Total non-performing loans	$172,504	$127,135	$121,176	$84,192

Other real estate owned	$16,637	$14,785	$16,956	$15,786
Other assets acquired in satisfaction of debts previously contracted	1	1	1	8
Total non-performing other assets	$16,638	$14,786	$16,957	$15,794

Total non-performing loans and non-performing other assets	$189,142	$141,921	$138,133	$99,986

Loans 30 -89 days past due	$34,008	$45,689	$61,307	$40,363

Allowance for loan losses	$120,021	$88,549	$88,498	$98,671

Allowance for loan losses to loans	4.0%	2.8%	2.7%	3.0%
Allowance for loan losses to non-performing loans	69.6%	69.7%	73.0%	117.2%
Non-performing loans to loans, before allowance for loan losses	5.7%	4.0%	3.7%	2.6%

Asset quality by general loan classification between commercial loans (including most real estate loans, except for 1-4 family mortgages, and commercial and industrial loans) and retail loans (including 1-4 family mortgages), and geography is presented in the following table as of September 30, 2009.  Loans on non-accrual status are presented.  Following loans on non-accrual status is information related to loans on non-accrual status, including amounts charged off through September 30, 2009, including 2009 and prior periods, and specific allocations of the allowance for loan losses (ALL) related to these loans.  Last, information related to our loans 90+ days past due, but still accruing interest, are also presented.

	Balance	Illinois	Indiana	Florida	Commercial and Commercial Real Estate	Retail and Consumer
	(dollars in thousands)
Non-Accrual Loans	$157,978	$28,417	$16,315	$113,246	$143,687	$14,291

Charge offs on Non-Accrual Loans	$175,967	$5,804	$515	$169,648	$167,919	$8,048

Specific Allocation of ALL	$15,954	$4,956	$3,900	$7,098	$15,954	$—

90+ Days Past Due	$14,526	$14,407	$19	$100	$10,468	$4,058

Our quarterly provision for loan losses over the last four quarters was $140.0 million, $47.5 million, $10.0 million and $8.0 million for the three months ended September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, respectively.  Our non-performing loans increased significantly over the same periods.  Although we have experienced some loan portfolio quality issues in Illinois and Indiana, the majority of the issues have continued to be in the southwest Florida market.

The southwest Florida market experienced a rapid devaluation in real estate values followed by a period, which remains today, of economic uncertainty around the future of the market.  The combination of the devaluation of real estate and economic uncertainty in the market place makes the estimation of the level of loan losses in the portfolio difficult. We have devoted significant resources and management time to our loan portfolio issues, specifically in our Florida market, including the relocation of executive management to southwest Florida to oversee and assist our Florida credit team.  Additionally, in early September 2009, we engaged a nationally recognized firm to conduct an independent review of our credit risk ratings or loan grading methodology. This firm reviewed 119 Florida commercial loans from approximately 88 relationships with individual balances of $1 million or more and an aggregate principal balance of approximately $341 million, or approximately 70% of our total Florida commercial loan portfolio. It also reviewed 720 Illinois and Indiana commercial loans from approximately 314 relationships with balances of $2 million or more, and with an aggregate principal balance of approximately $1.2 billion, or approximately 50% of our Illinois/Indiana commercial loan portfolio.

During September 2009, concurrently with the outside review of our credit grading, management intensively reviewed our  loan portfolio and evaluated its credit ratings, allowance for loan losses and the need for additional provisions for loan losses, charge-offs and loan impairments. The outside firm informed our management that it believed the credit risk ratings were reasonable and management believes that that the outside firm's and our loan review grades are generally consistent with each other.  The outside firm did not evaluate the adequacy of our allowance for loan losses or the capital effects of the risks of loss in our loan portfolio.

The significant increase in the provision for loan losses in the third quarter of 2009 was primarily the result of the continuing slowdown in the devaluation if the southwest Florida real estate market.  Because of the continuing wide-spread  economic problems in Florida, as well as the devaluation of  real estate collateral in that market, management determined that the economic recovery in Florida is not expected in the near term.  With this understanding, as well as the comprehensive examination of the Company’s portfolio by both internal and external teams, management determined to write down problem credits aggressively, notably those in our Florida commercial loan portfolio, during the third quarter of 2009.

We believe the $140.0 million provision and the significant increase in the allowance for loan losses, coupled with the cumulative charge-offs taken on our non-performing loans positions us to work through our loan quality issues.  We believe we will still see provisioning for loan losses going forward, but significantly lower than the last two quarters.  Our nonaccrual loans have been charged down 52.7% and we have a 4.0% allowance for loan losses to loans ratio.  Additionally, our 30-89 days past due loans have decreased to the lowest level in more than a year.

We will remain focused on managing our non-performing loan portfolio, particularly in southwest Florida.  The timeline for working through nonperforming loans is generally measured in years and, therefore, a timely reduction of nonperforming loans will likely involve a significant amount of loan sales.  In many cases, management believes that it would be more cost effective to sell a loan, which we expect would be at a discount to the face value of the loan, than incur the costs and uncertainty of carrying a loan through resolution.

Additionally, we are focused on originating loans within our core markets in downstate Illinois, which are not experiencing the credit stresses of southwest Florida. While we are committed to growing our loan portfolio over time, new lending relationships will be selected based upon strong deposit and other banking relationships. We expect that our credit selectivity, coupled with expected charge-offs, will result in a decline in our total loans through 2009.

During the three and nine months ended September 30, 2009, we have net loan charge-offs of $108.5 million and $176.2 million, respectively.  Despite charge-offs, non-performing loans increased $45.4 million from the second quarter of 2009 and $88.3 million from December 31, 2008.  As evidenced in the table above, the non-performing loan increases are largely due to loans in our southwest Florida market.  The loans are collateralized primarily by real estate in southwest Florida.  As discussed previously, the southwest Florida market has experienced extreme devaluation of real estate.  The challenging economic conditions in southwest Florida, coupled with the collapse of the area’s real estate market, resulted in borrowers who were considered credit worthy at the time of origination, defaulting on their obligations.  As we value the non-performing loans, the underlying value of the real estate does not support the loan, which leads to the significant increase in charge-off activity.

First Busey does not originate or hold any Alt-A or subprime loans or investments.

The Company’s allowance for loan losses (ALL) has two components, a component based upon probable but unidentified losses inherent in our loan portfolio and a component based upon individual review of nonperforming, substandard or other loans identified as at risk for loss.  Our nonperforming loans, which consist of nonaccrual loans and 90+ days past due loans, are designated as impaired as defined by accounting and regulatory guidance, and are evaluated for probable loss on an individual basis.  Following regular evaluation, at least quarterly, the loans are either charged down to their individual fair values or allocated specific amounts within the ALL.

As nonperforming loans are charged down to their fair values, no further allocation of the ALL is required for those loans, thus resulting in a decrease in the overall balance of the ALL attributable to these loans.  Our nonperforming loans have increased, as have our cumulative charge-offs, hence the reduction of our allowance as it relates to our nonperforming loans.  Our experience shows that it takes some time for nonperforming loans to get worked out of the loan portfolio and into foreclosure, or be refinanced out of the bank.  As the rate of new nonperforming loans slows and existing nonperforming loans are written down to fair value with specific write-downs, we expect to have a reduction in the component of our internally calculated ALL that relates to nonperforming loans, and the ratio of the total ALL to nonperforming loans should decline.  Additionally, if non-performing loans are sold at less than estimated fair value, the loss will be accounted for as a reduction to the allowance for loan losses.

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

Charge-offs and non-performing loans increased significantly during 2009 as compared to 2008 or any prior periods.  The increased levels of charge-offs and delinquency trends, together with continued general economic uncertainty, have led to increased reserve requirement arising from macro qualitative factors during 2009.

Our qualitative allocation of our allowance for loan losses relating to the southwest Florida market has declined during 2009 due to the increase in the portion of the southwest Florida loan portfolio that is reviewed specifically for impairment.  The southwest Florida market’s overall economic condition deteriorated rapidly during 2008.  The rapid deterioration of the market led to a substantial qualitative portion of our allowance for loan losses attributable to the uncertainty of southwest Florida market in 2008 and into 2009.  Although the uncertainty has yet to subside for the southwest Florida market, as we increase the number and amount of loans within our southwest Florida loan portfolio that are reviewed individually for impairment, the need for the significant qualitative allocation to the southwest Florida market has declined due to the decrease in the performing portion of our southwest Florida loan portfolio.

With few insignificant exceptions, our loan portfolio is collateralized primarily by real estate.  Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down to the fair value of our interest in the underlying collateral.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision are made based upon all information available at that time.  The provision reflects managements’ analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolios.

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

Restructured Loans

We restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.  We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, loans are restructured through short-term interest-rate relief, short-term principal payment relief or short-term principal and interest payment relief.  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals above.

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	(dollars in thousands)
Restructured Loans:
In compliance with modified terms	$45,806	$44,264	$47,289	$40,947
30-89 days past due	3,403	8,555	4,585	4,657
Included in non-performing loans	26,417	7,508	8,631	4,114
Total	$75,626	$60,327	$60,505	$49,718

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $177.6 million at September 30, 2009, $163.1 million at June 30, 2009, $183.1 million at March 31, 2009 and $113.9 million at December 31, 2008. Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of September 30, 2009, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan sales, loan principal repayments, and capital funds.  On September 30, 2009, the Company completed an underwritten public common stock offering by issuing 20,700,000 shares of the Company’s common stock at a public offering price of $4.00 per share.  The net proceeds after deducting underwriting discounts and commissions and estimated offering expenses are expected to be $78.1 million.  On October 29, 2009, the Company closed on the issuance and sale of 393 shares of Series A Mandatorily Convertible Cumulative Preferred Stock (the “Series A”) at a price of $100,000 per share, or $39.3 million in the aggregate.  On March 6, 2009, First Busey issued $100.0 million of senior preferred stock to Treasury, pursuant to the CPP, providing significant additional liquidity to the Company. Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $20.0 million, of which $20.0 million was available as of September 30, 2009.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.  On October 27, 2009 the Company announced a quarterly dividend decrease from $0.08 to $0.04 per common share.  This decrease followed the April 21, 2009 announcement of decrease to the quarterly dividend from $0.20 to $0.08.  Both decreases were done in order to increase retention of capital funds.

The objective of liquidity management by First Busey is to ensure that funds will be available to meet demand in a timely and efficient manner.  Based upon the level of cash on hand and investment securities that mature within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations.  We achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

First Busey and its bank subsidiary are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and its bank subsidiary must meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory reporting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  As of September 30, 2009, First Busey and its bank subsidiary met the minimum regulatory requirements to be considered “well capitalized.”

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2009:

Total Capital (to Risk-weighted Assets)
Consolidated	$370,952	11.88%	$249,786	8.00%	N/A	N/A
Busey Bank	$358,050	11.60%	$246,953	8.00%	$308,691	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$330,537	10.59%	$124,893	4.00%	N/A	N/A
Busey Bank	$318,072	10.30%	$123,477	4.00%	$185,215	6.00%

Tier I Capital (to Average Assets)
Consolidated	$330,537	7.92%	$166,887	4.00%	N/A	N/A
Busey Bank	$318,072	7.57%	$167,995	4.00%	$209,994	5.00%

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

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. First Busey has no securities classified as held-to-maturity. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

First Busey Corporation utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  Based upon our testing as of December 31, 2008, we concluded the goodwill of Busey Bank, N.A., our southwest Florida banking subsidiary, was impaired and we recorded a goodwill impairment charge of $22.6 million.  As described previously, we concluded the goodwill associated with Busey Bank was fully impaired at September 30, 2009. Further, we determined there was no impairment of goodwill associated with Busey Wealth Management or FirsTech at June 30, 2009 or December 31, 2008.  Due to the current economic conditions, including declines in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and determined a valuation allowance was not required as of September 30, 2009 as it is more likely than not that the deferred tax asset will be realized. This determination was based, largely, on the positive evidence of the ability to carry-back losses and the utilization of tax planning strategies to generate taxable income.  The recoverability of the net deferred tax asset may to be tested in future periods, which may result in the need to record a valuation allowance against the net deferred tax asset.

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

First Busey’s subsidiary bank, Busey Bank, has an asset-liability committees which meet at least quarterly to review current market conditions and attempt to structure the banks’ balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of September 30, 2009:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$110,287	$—	$—	$—	$—	$110,287
Investment securities U.S. Governments	806	40,303	39,577	69,327	189,458	339,471
Obligations of states and political subdivisions	1,228	6,283	3,952	354	76,942	88,759
Other securities	7,497	7,984	11,640	23,088	122,690	172,899
Loans (net of unearned int.)	888,016	185,701	231,959	442,515	1,255,881	3,004,072
Total rate-sensitive assets	$1,007,834	$240,271	$287,128	$535,284	$1,644,971	$3,715,488

Interest-bearing transaction deposits	$102,724	$—	$—	$—	$—	$102,724
Savings deposits	163,281	—	—	—	—	163,281
Money market deposits	1,036,521	—	—	—	—	1,036,521
Time deposits	152,474	214,569	329,439	516,991	339,387	1,552,860
Short-term borrowings:
Federal funds purchased and repurchase agreements	152,732	1,635	2,000	2,508	—	158,875
Short-term borrowings	—	—	—	—	—	—
Long-term debt	52,668	—	9,000	16,500	42,325	120,493
Junior subordinated debt owed to unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,660,400	$241,204	$340,439	$535,999	$411,712	$3,189,754
Rate-sensitive assets less rate-sensitive liabilities	$(652,566)	$(933)	$(53,311)	$(715)	$1,233,259	$525,734

Cumulative Gap	$(652,566)	$(653,499)	$(706,810)	$(707,525)	$525,734
Cumulative amounts as a percentage of total rate-sensitive assets	(17.56)%	(17.59)%	(19.02)%	(19.04)%	14.15%
Cumulative ratio	0.61	0.66	0.68	0.75	1.16

The funds management policy of First Busey requires the banks to maintain a cumulative rate-sensitivity ratio of .75 – 1.25 in the 90-day, 180-day, and 1-year time periods.  As of September 30, 2009, although the Company is not in compliance, the bank was within these guidelines.

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $707.5 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at September 30, 2009, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committees do not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committees supplement gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at September 30, 2009, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. As of September 30, 2009 and December 31, 2008, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at September 30, 2009, and December 31, 2008 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

September 30, 2009	NA	NA	(3.09)%	(4.32)%

December 31, 2008	NA	NA	3.08%	5.27%

The negative impact of an immediate and permanent interest rate shift in either direction is a reflection of the current low interest rate environment and our liability sensitive balance sheet through a one year period, as demonstrated in the gap schedule on the previous page.  Due to the already low interest rates on deposits, a downward shift in interest rates may not be able to be fully absorbed by the rate sensitive liabilities.  Thus, our rate sensitive assets’ decline in interest rates would have a greater impact on net interest income than the decline in interest rate on our rate sensitive liabilities.  If interest rates were to rise, a greater amount of our rate sensitive liabilities would reprice up over the subsequent year as compared to our rate sensitive assets due to floors in our variable rate loan portfolio, as seen in the gap schedule.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of September 30, 2009, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2009, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

Not Applicable

ITEM 1A:  Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2009.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of September 30, 2009, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

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

ITEM 3:  Defaults upon Senior Securities

Not Applicable

ITEM 4:  Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5:  Other Information

(a)          None

(b)         Not Applicable

ITEM 6:  Exhibits

10.1    Stock Purchase Agreement, dated as of September 18, 2009 by and among the Company and the investors listed therein (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on September 21, 2009.)

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

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/ Van A. Dukeman

Van A. Dukeman
President and Chief Executive Officer (Principal executive officer)

By:	/s/ Barbara J. Harrington

Barbara J. Harrington
Chief Financial Officer (Principal financial and accounting officer)

Date:  November 9, 2009