Form 10-K
period 2009-12-31
FIRST BUSEY CORP /NV/
filed 2010-03-16
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

100 W. University Avenue

Champaign, Illinois  61820

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code   (217) 365-4516

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.001 par value)	The Nasdaq Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2009 was $210.0 million, determined using a per share closing price for the registrant’s common stock on that date of $7.35, as quoted on The Nasdaq Global Select Market.

As of March 16, 2010, there were 66,360,892 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders of First Busey Corporation to be held May 19, 2010, are incorporated by reference in this Form 10-K in response to Part III.

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $3.8 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at 43 locations.  First Busey currently has one wholly-owned bank subsidiary, Busey Bank (the “Bank”), which has locations in three states.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Prior to August 2009, the Company had a second bank subsidiary, Busey Bank, N.A., which was headquartered in Fort Myers, Florida.  The Company merged Busey Bank, N.A. with and into Busey Bank in August 2009.  Following the merger, the Bank continued operations at the former Busey Bank, N.A. southwest Florida locations.

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

Business of First Busey

First Busey conducts the business of banking and related services through the Bank, asset management, brokerage and fiduciary services through Busey Wealth Management, Inc. (“Busey Wealth Management”) and retail payment processing through FirsTech, Inc. (“FirsTech”).

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  Busey Bank has 34 locations in Illinois, eight in southwest Florida and one in Indianapolis, Indiana.

The Bank offers a full range of banking services, including commercial, agricultural and real estate loans, and retail banking services, including accepting customary types of demand and savings deposits, making individual, consumer, installment, first mortgage and second mortgage loans, offering money transfers, safe deposit services, IRA, Keogh and other fiduciary services, automated banking and automated fund transfers.

The Bank’s principal sources of income are interest and fees on loans and investments and service fees.  Its principal expenses are interest paid on deposits and general operating expenses.  The Bank’s primary markets are downstate Illinois, southwest Florida, and central Indiana.

The Bank’s loan portfolio is comprised primarily of loans in the areas of commercial loans, commercial real estate, residential real estate, agricultural and farmland and consumer lending.  As of December 31, 2009, real estate-mortgage loans (including commercial and residential real estate) made up approximately 68.1% of the Bank’s loan portfolio, construction lending comprised approximately 11.7%, commercial loans comprised approximately 14.0%, consumer installments loans comprised approximately 2.5%, real estate-farmland comprised approximately 2.2% and agricultural loans comprised approximately 1.5%.

Busey Wealth Management, which is headquartered in Champaign, Illinois, provides asset management, brokerage and fiduciary services to individuals, businesses and foundations. It oversaw $3.4 billion in assets as of December 31, 2009. For individuals, Busey Wealth Management provides financial planning, investment management, retirement planning, brokerage and trust and estate advisory services. For businesses, it provides investment management, business succession planning and employee retirement plan services. For foundations, it provides services such as investment management, investment strategy consulting and fiduciary services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payments processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had 4,700 agent locations in 40 states as of December 31, 2009.

First Busey Corporation has various other subsidiaries that are not significant to the consolidated entity.

See Note 22 in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Competition

The Bank competes actively with national and state banks, savings and loan associations and credit unions for deposits and loans primarily in downstate Illinois (primarily Champaign, Ford, Livingston, Macon, McLean, Peoria, Shelby and Tazewell counties), southwest Florida (primarily Charlotte, Lee and Sarasota counties), and central Indiana (primarily Hamilton and Marion counties).  In addition, First Busey and its non-bank subsidiaries compete with other financial institutions, including asset management and trust companies, security broker/dealers, personal loan companies, insurance companies, finance companies, leasing companies, mortgage companies, remittance processing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other products and services.  The Bank competes for real estate and other loans primarily on the basis of the interest rates and loan fees it charges, the types of loans it originates and the quality of services it provides to borrowers.

The Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles.  The ability of the Bank to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.  The Bank attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, internet banking, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Based on information obtained from FDIC Summary of Deposits dated June 30, 2009, First Busey ranked in the top ten in total deposits in seven Illinois counties: first in Champaign County; first in Ford County; sixth in Livingston County; second in Macon County; third in McLean County; ninth in Peoria County; and second in Shelby County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

Monetary Policy and Economic Conditions

The earnings of commercial banks and bank holding companies are affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies.  In particular, the Federal Reserve regulates money and credit conditions and interest rates in order to influence general economic conditions and interest rates, primarily through open market operations in U.S. government securities, varying the discount rate on member banks and nonmember bank borrowings and setting reserve requirements against bank deposits.  Such Federal Reserve policies and acts have a significant influence on overall growth and distribution of bank loans, investments, deposits and related interest rates.  The Company cannot accurately predict the effect, if any, such policies and acts may have in the future on our business or earnings.

Supervision, Regulation and Other Factors

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of First Busey may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of First Busey. The effect of these statutes, regulations and regulatory policies may be significant, and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, the kinds and amounts of investments, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers and consolidations and the payment of dividends. This system of supervision and regulation establishes a comprehensive framework for the respective operations of First Busey and its subsidiaries and is intended primarily for the protection of FDIC-insured deposits and depositors of the Bank rather than shareholders.  In addition to this generally applicable regulatory framework, turmoil in the credit markets in recent years has prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets which imposes additional requirements on institutions in which the Treasury invests.

The following is a summary of the material elements of the regulatory framework that currently applies to First Busey and its subsidiaries.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Additionally, in response to the global financial crisis that began in 2007, various legislative and regulatory proposals have been issued addressing, among other things, the restructuring of the federal bank regulatory system, more stringent regulation of consumer products such as mortgages and credit cards, and safe and sound compensation practices. At this time, First Busey is unable to determine whether any of these proposals will be adopted as proposed.  As such, the following is qualified in its entirety by reference to applicable law.  Any change in statutes, regulations or regulatory policies may have a material effect on the business of First Busey and its subsidiaries.

First Busey

General

First Busey, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, First Busey is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, First Busey is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where First Busey might not otherwise do so.  Under the BHCA, First Busey is subject to periodic examination by the Federal Reserve.  First Busey is also required to file with the Federal Reserve periodic reports of First Busey’s operations and such additional information regarding First Busey and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits First Busey from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit First Busey to engage in a variety of banking-related businesses, including the ownership and operation of a thrift, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator.  “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines.  If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve’s capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a risk-based requirement expressed as a percentage of total assets weighted according to risk; and (ii) a leverage requirement expressed as a percentage of total assets.  The risk-based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  The leverage requirement consists of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly rated companies, with a minimum requirement of 4% for all others.  For purposes of these capital standards, Tier 1 capital consists primarily of permanent shareholders’ equity less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which consists of other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the company’s allowance for loan and lease losses.

The risk-based and leverage standards described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.  As of December 31, 2009, First Busey had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Emergency Economic Stabilization Act of 2008

Events in the U.S. and global financial markets over the past several years, including the deterioration of the worldwide credit markets, have created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

The TARP Capital Purchase Program

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  The CPP Preferred Stock is non-voting and pays dividends at the rate of 5% per annum for the first five years and thereafter at a rate of 9% per annum.  In conjunction with the purchase of the CPP Preferred Stock, the Treasury received warrants to purchase common stock from the participating public institutions with an aggregate market price equal to 15% of the preferred stock investment.  Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.  These requirements are discussed in more detail in the Compensation Discussion and Analysis section in First Busey’s proxy statement, which is incorporated by reference in this Form 10-K.

Pursuant to the CPP, on March 6, 2009, First Busey entered into a Letter Agreement with Treasury, pursuant to which First Busey issued (i) 100,000 shares of its Series T Preferred Stock and (ii) a warrant to purchase 1,147,666 shares of First Busey’s common stock, $.001 par value, for an aggregate purchase price of $100 million in cash.  Since First Busey’s participation in the CPP, it has raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant have been reduced by 50% to 573,833.  First Busey’s federal regulators, the Treasury and the Treasury’s Office of the Inspector General maintain significant oversight over First Busey as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividend Payments

First Busey’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey is subject to the limitations of Nevada law, which allows First Busey to pay dividends unless, after such dividend, (i) First Busey would not be able to pay its debts as they become due in the usual course of business or (ii) First Busey’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.  Additionally, as a bank holding company, the Company’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require the Company to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of our earnings, capital adequacy and financial condition.  In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Furthermore, with respect to First Busey’s participation in the CPP, the terms of the CPP Preferred Stock provide that no dividends on any common or preferred stock that ranks equal to or junior to the CPP Preferred Stock may be paid unless and until all accrued and unpaid dividends for all past dividend periods on the CPP Preferred Stock have been fully paid.

Federal Securities Regulation

First Busey’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, First Busey is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

THE BANK

General

Previously, First Busey was the sole shareholder of two depository institutions: (i) Busey Bank, N.A., a national bank chartered by the Office of the Comptroller of the Currency under the National Bank Act, and Busey Bank, an Illinois-chartered bank (the “Bank”).  In August 2009, Busey Bank, N.A. was merged with and into the Bank.  Accordingly, the Bank is the surviving depository institution and Busey Bank, N.A. no longer exists.

The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).  The Bank is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

Deposit Insurance

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.07% to 0.78% of total deposits, depending on an institution’s risk classification, its levels of unsecured debt and secured liabilities, and, in certain cases, its level of brokered deposits.

Furthermore, as a result of the increased volume of bank failures in 2008 and 2009, on May 22, 2009, the FDIC approved a final rule imposing a special assessment on all depository institutions whose deposits are insured by the FDIC.  This one-time special assessment was imposed on institutions in the second quarter, and was collected on September 30, 2009.  Pursuant to the final rule, the FDIC imposed on the Bank a special assessment in the amount of $2.0 million, which was due and payable on September 30, 2009.

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 31, 2009, the Bank paid the FDIC $20.8 million in prepaid assessments.  The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011.  The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

FDIC Temporary Liquidity Guarantee Program

In conjunction with the Treasury’s actions to address the credit and liquidity crisis in financial markets, on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program.  One component of the Temporary Liquidity Guarantee Program is the Transaction Account Guarantee Program, which temporarily provides participating institutions with unlimited deposit insurance coverage for noninterest-bearing and certain low-interest-bearing transaction accounts maintained at FDIC insured institutions.  All institutions that did not opt out of the Transaction Account Guarantee Program were subject to a 10 basis point per annum assessment on amounts in excess of $250,000 in covered transaction accounts through December 31, 2009.  On August 26, 2009, the FDIC extended the Transaction Account Guarantee Program for an additional six months through June 30, 2010.  Beginning January 1, 2010, the assessment levels increased to 15 basis points, 20 basis points or 25 basis points per annum, based on the risk category to which an institution is assigned for purposes of the risk-based premium system.  The Bank did not opt out of the six-month extension of the Transaction Account Guarantee Program.  As a result, the Bank, like every other FDIC-insured depository institution in the United States that did not opt out of the Transaction Account Guarantee Program, are incurring fees on amounts in excess of $250,000 in covered transaction accounts.

FICO Assessments

The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year non-callable bonds of approximately $8.2 billion that mature by 2019.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2009, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments

Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2009, Busey Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  Under federal regulations, the Bank is subject to the following minimum capital standards for insured state non-member banks, such as the Bank: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. In general, the components of Tier 1 capital and total capital are the same as those for bank holding companies discussed above.

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

Further, federal law and regulations provide various incentives for financial institutions to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a financial institution that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities and may qualify for expedited processing of other required notices or applications. Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company is a requirement that all of its financial institution subsidiaries be “well-capitalized.” Under FDIC regulations, in order to be “well-capitalized” a financial institution must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

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

As of December 31, 2009: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under applicable capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by applicable regulations.

Dividend Payments

The primary source of funds for First Busey has been dividends from the Bank.  Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2009.  As of December 31, 2009, the Bank was in a retained deficit position and no amount was available to be paid as dividends by the Bank.  Until the Bank is out of a retained deficit position, any dividends from the Bank would require approval from the FDIC and the DFPR.

Insider Transactions

The Bank is subject to certain restrictions imposed by federal law on extensions of credit to First Busey and its subsidiaries, on investments in the stock or other securities of First Busey and its subsidiaries and the acceptance of the stock or other securities of First Busey or its subsidiaries as collateral for loans made by the Bank.  Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of First Busey and its subsidiaries, to principal shareholders of First Busey and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Busey or any of its subsidiaries or a principal shareholder of First Busey may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Branching Authority

Illinois banks, such as the Bank, have the authority under Illinois law to establish branches anywhere in the State of Illinois, subject to receipt of all required regulatory approvals.

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

State Bank Investments and Activities

The Bank generally is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Federal Reserve System

Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating $55.2 million or less, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $55.2 million, the reserve requirement is $1.335 million plus 10% of the aggregate amount of total transaction accounts in excess of $55.2 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

The Trust Company

Busey Wealth Management (the “Trust Company”) is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, the Trust Company is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because the Trust Company is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of the Trust Company as the Federal Reserve deems necessary. The Trust Company is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of the Trust Company. Like Busey Bank, the Trust Company is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2009, was insignificant.

Employees

As of December 31, 2009, First Busey and its subsidiaries had a total of 912 employees (full-time equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers at December 31, 2009.

Van A. Dukeman.  Mr. Dukeman, age 51, has served as a Director, Chief Executive Officer and President of First Busey Corporation since August 2007. Effective February 28, 2009, Mr. Dukeman is also the Chief Executive Officer and President of Busey Bank.  Previously, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. until its merger with First Busey.

Barbara J. Harrington.  Mrs. Harrington, age 50, has served as Chief Financial Officer of First Busey Corporation since March 1999.  She served as Controller and Senior Vice President of Busey Bank from December 1994 to March 1999.  Mrs. Harrington has served in various financial and accounting positions since joining the organization in 1991.

Thomas M. Good.  Mr. Good, age 58, served as President and Chief Executive Officer of Busey Bank, N. A. from September 2007 until its merger with Busey Bank in August 2009.  In addition, Mr. Good serves as Executive Vice President of First Busey Corporation supervising the Risk Management Division, a position he has held since joining the organization in 2001.

N. John Waddock III.  Mr. Wadoock, age 47, has served as Chief Credit Officer of First Busey Corporation since August 2007.  Prior to serving as Chief Credit Officer of Busey Bank, Mr. Waddock held the same position at Main Street Trust, Inc. since joining the organization in 2006.  Prior to joining Main Street Trust, Inc., Mr. Waddock held a position in lending with another financial institution.

David B. White.  Mr. White, age 58, has served as Chief Operating Officer of First Busey Corporation since August 2007.  Previously, Mr. White served as Chief Financial Officer of Main Street Trust, Inc. until its merger with First Busey.

On March 1, 2010, the Company announced modifications to its organizational structure.   The modifications were determined after assessing the current operating environment, evaluating future growth opportunities, and discussions with First Busey and Busey Bank boards of directors and executive management.  The following the transition period, which began on March 1, 2010, with full transition expected on or around March 31, 2010, the following will be the executive officers of the Company with business experience included if not previously disclosed:

Van A. Dukeman — President and Chief Executive Officer of First Busey Corporation.

Barbara J. Harrington —  Chief Risk Officer of First Busey Corporation.

Leanne C. Heacock — Chief Information Officer of First Busey Corporation.  Ms. Heacock, age 44, has served as Executive Vice President of Information Systems since the merger with Main Street Trust.   Prior to the merger, Ms. Heacock served as Executive Vice President of Management Information Systems for Main Street Trust from 2001 - 2007.

Howard F. Mooney II. — President and Chief Executive Officer of FirsTech, Inc.  Mr. Mooney, age 45, has served as President and Chief Executive Officer of FirsTech, our payment processing subsidiary since 2000.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust, Inc.

Robert F. Plecki, Jr. — Chief Credit Officer of First Busey Corporation.  Mr. Plecki, age 49, has served as Executive Vice President of our southwest Florida market since early 2009; prior to that he served as Executive Vice President of our Champaign-Urbana market following the merger with Main Street Trust.  Prior to the merger, Mr. Plecki served as President of Main Street Bank & Trust Retail Banking from 2004 — 2007 and President of BankIllinois (a subsidiary of Main Street Trust, Inc.) from 2001-2004.  Prior to being named President of Bank Illinois, Mr. Plecki served in various positions within Commercial Banking at BankIllinois from 1986-1997.

Christopher M. Shroyer — President and Chief Executive Officer of Busey Bank.  Mr. Shroyer, age 44, has served as Executive Vice President of our East Region since early 2009; prior to that he served as Executive Vice President of our Decatur market following the merger with Main Street Trust.  Prior to the merger, Mr. Shroyer served as Executive Vice President of Main Street Bank & Trust Commercial Banking from 2004 and President and Chief Executive Officer of The First National Bank of Decatur (a subsidiary of Main Street Trust, Inc.) from 2001-2004.

David B. White — Chief Financial Officer of First Busey Corporation.  Mr. White, age 58, has served as Chief Operating Officer of First Busey Corporation since August 2007.  Previously, Mr. White served as Chief Financial Officer of Main Street Trust, Inc. from 1993 until its merger with First Busey on August 1, 2007.

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

Special Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this prospectus supplement and the accompanying prospectus that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements are covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and estimates and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “goal,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target,” “aim” and similar expressions. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, our business and growth strategies and any other statements that are not historical facts.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects can be found in the ‘‘Risk Factors’’ section of this prospectus supplement, under Item 1A ‘‘Risk Factors’’ in this Annual Report on Form 10-K and elsewhere in our periodic and current reports filed with the Securities and Exchange Commission, or the SEC. These factors include, but are not limited to, the following:

•      the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•      governmental monetary and fiscal policies;

•      legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverages;

•      changes in accounting policies, rules and practices;

•      the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and other interest sensitive assets and liabilities;

•      the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates;

•      changes in borrowers’ credit risks and payment behaviors;

•      changes in the availability and cost of credit and capital in the financial markets;

•      changes in the prices, values and sales volumes of residential and commercial real estate;

•      the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•      the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;

•      changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•      the effects of war or other conflicts, acts of terrorism or other catastrophic events, including hurricanes, storms, droughts, tornados and flooding, that may affect general economic conditions, including agricultural production and demand and prices for agricultural goods and land used for agricultural purposes, generally and in our markets;

•      the failure of assumptions and estimates used in our reviews of our loan portfolio, the review of our credit grading methods by an independent firm and our analysis of our capital position;

•      the risk that our deferred tax assets could be reduced if estimates of future taxable income from our operations and tax planning strategies are less than currently estimated, and sales of our capital stock and/or other transfers of our capital stock could trigger a reduction in the amount of net operating loss carryforwards that we may be able to utilize for income tax purposes; and

•      other factors and risks described under ‘‘Risk Factors’’ herein.

Because of those risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by these forward-looking statements. In addition, our past results of operations are not necessarily indicative of our future results.

You should not place undue reliance on any forward-looking statements, which speak only as of the dates on which they were made. We are not undertaking an obligation to update these forward-looking statements, even though circumstances may change in the future, except as required under federal securities law. We qualify all of our forward-looking statements by these cautionary statements.

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

Our business and earnings are directly affected by general business and economic conditions in the United States and, in particular, economic conditions in downstate Illinois and southwest Florida. These conditions include legislative and regulatory changes, short-term and long-term interest rates, inflation, employment rates, real estate values and sales prices and changes in government monetary and fiscal policies, all of which are beyond our control.

Since late 2007, the U.S. economy has experienced a severe downturn. Southwest Florida, in particular, has been severely affected by the prevailing economic downturn and real estate activity and values have been especially harmed. As a result, we have experienced a deterioration of asset quality in the southwest Florida market, and have experienced historically high levels of problem assets, including other real estate owned, in that market. A downturn in economic conditions, particularly within our primary market areas of downstate Illinois, or a continuation of current depressed economic conditions in southwest Florida, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values. Real estate in southwest Florida pledged as collateral for loans made by us has declined and may continue to decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans, and the value of other real estate owned as a result of foreclosures.

If the current weak economic conditions continue or worsen, our business, growth and profitability are likely to suffer. To the extent that our business customers’ underlying businesses are harmed as a result of the general economic environment, our customers are more likely to default on their loans. In addition, the unemployment rate in the United States increased significantly throughout most of 2009. These factors could lead to reduced interest income and future additional provisions for loan losses.

In addition, a further deterioration in the national economy, or adverse change in agribusiness and capital goods exports, could materially adversely affect our downstate Illinois markets.

Market volatility could have an adverse effect on us.

The capital and credit markets have been experiencing volatility and disruption for much of the past two years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If recent levels of market disruption and volatility return, we may experience adverse effects, which may be material, on our customers’ and our ability to maintain or access capital and on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is provided by the holding company line of credit and term loan with our correspondent lender, brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as further disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Since late 2007, and particularly during the second half of 2008 and most of 2009, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We incurred net losses for 2009 and 2008 and cannot make any assurances that we will not incur further losses.

We incurred a net loss of $327.9 million and $37.9 million for the years ended December 31, 2009 and 2008, respectively, due to high levels of provision for loan losses and goodwill impairment. We cannot provide any assurances that we will not incur future losses, especially in light of economic conditions that continue to adversely affect our borrowers, particularly those in our southwest Florida market.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2009 and 2008, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing loans) totaled $86.3 million and $84.2 million, or 3.09% and 2.58% of our loan portfolio, respectively. At December 31, 2009 and 2008, our non-performing assets (which include non-performing loans plus other real estate owned) were $103.5 million and $100.0 million, or 2.71% and 2.24% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. While we pay interest expense to fund non-performing assets, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the value of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. There is no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in further losses in the future.

Our allowance for loan losses may be insufficient to absorb actual losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on a continual analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon other relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in the relevant market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

Our allowance for loan losses at December 31, 2009 and 2008 was $100.2 million and $98.7 million, respectively. At December 31, 2009 and 2008, our allowance for loan losses as a percentage of total loans was 3.6% and 3.1%, respectively, and as a percentage of total non-performing loans was 116.1% and 117.2%, respectively.

Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, there is no guarantee that we will not be required to record additional provisions for loan losses in the future to further supplement the allowance for loan losses, particularly if economic conditions worsen beyond what management currently expects, either due to management’s decision to do so or requirements by the regulators. Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

A significant portion of the loans in our portfolio is secured by real estate.

At December 31, 2009, approximately 82.0% of our loans were collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. These changes have especially affected our southwest Florida market in recent years. Adverse changes in the economy affecting real estate values and liquidity generally and, specifically, in downstate Illinois and especially a continuation or worsening of conditions in southwest Florida, could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, have the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition. In particular, as of December 31, 2009, approximately 11.7% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers. Demand for residential construction loans has decreased significantly since 2007, and a further decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers. In addition, many Florida real estate markets, especially the markets in southwest Florida, where we have significant operations, declined significantly in value throughout 2008 and 2009. The current market environment has also negatively affected the demand for residential real estate loans, which constitute a significant part of our overall portfolio. We believe that we have adequately provided for incurred losses in our southwest Florida operations. However, no assurance is given that our future loan losses and provisions for loan losses will not be higher or that our allowance for loan losses will be sufficient.

Finally, the problems that have occurred in the residential real estate and mortgage markets have begun to spread to the commercial real estate market, particularly in Florida. As a result, the value of some of the collateral securing our commercial real estate loans in Florida has declined, and the demand for our commercial real estate loans in that state has decreased. In addition, we have experienced a downturn in credit performance by our commercial real estate loan customers located in Florida. In Illinois, we have not experienced a downturn in credit performance by our commercial real estate loan customers similar to our experience in southwest Florida, but in light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that we will not experience any deterioration in the performance of commercial real estate and other real estate loans in the future.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 11.7% of our total loan portfolio at December 31, 2009, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Credit risk cannot be eliminated.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from economic and market conditions. We attempt to reduce our credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic location, and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external auditors. However, while such procedures should reduce our risks, they cannot be expected to eliminate our credit risks.

Our business is subject to interest rate risk, and variations in interest rates may harm our financial performance.

Our earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. In the event that interest paid on deposits and borrowings increases faster than the interest earned on loans and investments, there may be a negative impact on our net interest income. Changes in interest rates could also adversely affect the income of certain components of our noninterest income. An increase in interest rates may also affect our customers’ ability to make payments on their loans, which could in turn increase loan losses. In addition, higher interest rates could also increase our costs of deposits and borrowed funds. We are unable to predict or control fluctuations in market interest rates which are affected by the economy as well as fiscal and monetary policies.

If we are in default under our existing credit agreement with our correspondent lender, the lender may exercise its rights under the agreement which could materially and adversely affect our financial position, liquidity and earnings.

We are a borrower under an Amended and Restated Credit Agreement, dated as of September 30, 2009, with JPMorgan Chase Bank, N.A. The $33.0 million credit facility provided by the credit agreement is comprised of a term loan of $13.0 million and a line of credit of up to $20.0 million. The credit facility is secured by all of the capital stock of Busey Bank. The credit agreement contains certain representations and warranties and financial and negative covenants. A breach of any of these covenants could result in a default under the credit agreement. We were in compliance with these covenants as of December 31, 2009. However, in light of the continuing uncertainty in the overall economy, there can be no assurance that we will remain in compliance in the future.

Failure to be in compliance with any of the covenants in our credit agreement would give rise to an event of default thereunder. The credit agreement provides that upon an event of default as the result of our failure to comply with a covenant, the lender may immediately, (i) terminate all commitments to extend further credit, (ii) declare amounts outstanding under the line of credit and the term loan immediately due and payable, (iii) impose a default rate of interest, (iv) exercise all of its rights of setoff that it may have contractually, by law, in equity or otherwise, and (v) foreclose on all of the capital stock we own in Busey Bank, our principal subsidiary, which we have pledged to the lender. If we are not in compliance with our covenants at any time in the future, and if the lender does not grant a waiver of any such noncompliance or if we do not pay off the remaining outstanding principal, then the lender could exercise its remedies under the credit agreement following an event of default and we could lose our principal asset and source of earnings and our financial position, liquidity and earnings would be materially and adversely affected.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

First Busey Corporation, Busey Bank and Busey Wealth Management must meet regulatory capital requirements and maintain sufficient liquidity. We also face significant capital and other regulatory requirements as a financial institution and a participant in the TARP Capital Purchase Program. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, no assurances can be made that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if Busey Bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover deposits may be restricted. As of December 31, 2009, we had $172.5 million of brokered deposits, or 5.4% of our total deposits.

We face the risk of possible future goodwill impairment.

Because of a significant decline in our market capitalization during 2009, our goodwill related to our banking operations was determined to be fully impaired and we recorded an impairment charge of $208.2 million.  We performed a valuation analysis of our remaining goodwill, $20.7 million related to Busey Wealth Management and FirsTech, as of December 31, 2009 and the first step of our goodwill analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on no less than an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge we are required to take could have a material negative effect on our results of operations by reducing our net income or increasing our net losses in the periods that we recognize an impairment charge.

Issuances or sales of common stock or other equity securities could result in an “ownership change” as defined for U.S. federal income tax purposes. If an ownership change were to occur, we could realize a loss of a portion of our U.S. federal and state deferred tax assets, including certain built-in losses that have not been recognized for tax purposes, as a result of the operation of Section 382 of the Internal Revenue Code of 1986, as amended. The amount of the permanent loss would be determined by the annual limitation period and the carryforward period (generally up to 20 years for U.S. federal net operating losses). Any resulting loss could have a material adverse effect on our results of operations and financial condition.

We did not establish a valuation allowance against our U.S. federal or Illinois deferred tax assets as of December 31, 2009, as we believed that it was more likely than not that all of these assets would be realized. During 2009, we established a valuation allowance against certain state net operating loss carryforwards of $2.4 million. An important element in our analysis was that we do not believe we have had an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carry-overs after an ownership change occurs. An ownership change generally occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “5% shareholders” increases by more than 50 percentage points over the aggregate of such shareholders’ lowest percentage ownership during the testing period, which is generally the three year-period ending on the transaction date. Upon an ownership change, a corporation generally is subject to an annual limitation on its utilization of pre-ownership change losses, including certain recognized built-in losses, equal to the value of the stock of the corporation immediately before the ownership change (subject to certain adjustments), multiplied by the long-term tax-exempt rate. A number of special rules apply to calculating this annual limit. The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

The relevant calculations under Section 382 are technical and highly complex and depend on changes in percentage stock ownership among stockholders. If an ownership change were to occur, we currently believe that any limitations imposed on our use of pre-transaction losses by Section 382 will not significantly affect our ability to use such losses. In some circumstances, however, issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could result in an ownership change under Section 382. An ownership change could occur if, due to the sale or issuance of additional common stock, the aggregate ownership of one or more persons treated as “5% shareholders” were to increase by more than 50 percentage points over such shareholders’ lowest percentage ownership during the relevant testing period. There are currently no restrictions on the transfer of our stock that would discourage or prevent transactions that could cause an ownership change, although we may adopt such restrictions in the future. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service regarding our conclusion as to whether an ownership change has occurred and we are subject to limitations on our pre-ownership change losses and recognized built-in losses. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. As of December 31, 2009, our net deferred tax asset reflected on our balance sheet was approximately $66.5 million. If an ownership change were to occur, it is possible that we could permanently lose the ability to realize a portion of this asset, resulting in reduction to our total stockholders’ equity. This could also decrease Busey Bank’s regulatory capital.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $66.5 million as of December 31, 2009. We did not establish a valuation allowance against our net deferred tax assets as of December 31, 2009 as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. This process required significant judgment by management about matters that are by nature uncertain.

If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which would have a material adverse effect on our results of operations and financial condition. In addition, a significant portion of the net deferred tax asset relates to a tax-effected $44.8 net operating loss carryforward and a tax-effected $39.4 million built-in loss related to book and tax differences in the loan loss provision as of December 31, 2009, the utilization of which may be further limited in the event of certain material changes in our ownership.

Government regulation can adversely affect our operations.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital and liquidity levels, and other aspects of our operations. A wide variety of laws and regulations applicable to the banking industry are being evaluated by legislative bodies and regulatory agencies, and we cannot predict the effect of these changes on our business and profitability. Increased or different regulation could increase our cost of compliance and adversely affect our profitability.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis. To the extent adopted, many of these actions have been in effect for a fairly limited amount of time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. With authority granted under these laws, the U.S. Treasury has proposed a financial stability plan that is intended to:

•      invest in financial institutions and purchase troubled assets and mortgages from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets;

•      temporarily increase the limit on FDIC deposit insurance coverage to $250,000 per depositor through December 31, 2009 (which was recently extended to December 31, 2013 under the Helping Families Save Their Homes Act of 2009); and

•      provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.

Numerous other actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that has followed the sub-prime mortgage crisis that commenced in 2007, including the financial stability plan adopted by the U.S. Treasury. In addition, President Obama announced a financial regulatory reform proposal in 2009, and the House and Senate are expected to consider competing proposals over the coming years.

There can be no assurance that the financial stability plan proposed by the U.S. Treasury, the other proposals under consideration or any other legislative or regulatory initiatives will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. Bank failures have significantly depleted the FDIC’s Deposit Insurance Fund and reduced the Deposit Insurance Fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was paid on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. The TLG was scheduled to end December 31, 2009, but the FDIC extended it to June 30, 2010 at an increased charge of 15 to 25 basis points, depending on the depository institution’s risk assessment category rating assigned with respect to regular FDIC assessments if the institution elects to remain in the TLG. These changes have caused the premiums and TLG assessments charged by the FDIC to increase. These actions significantly increased our noninterest expense in 2009 and are expected to increase our costs for the foreseeable future.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could negatively affect us.

We have historically pursued a strategy of supplementing organic growth by acquiring other financial institutions in our market areas and in nearby markets that will help us fulfill our strategic objectives and enhance our earnings. If we are successful in our efforts to solidify our capital position and aggressively and proactively address the problems in our loan portfolio, we may supplement organic growth through acquisitions, possibly through FDIC-assisted transactions involving acquisitions of failed depository institutions. There are risks associated with an acquisition strategy, however, including the following:

•      We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be materially and adversely affected.

•      Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets.

•      The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•      To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or issue capital stock to the sellers in an acquisition or to third parties to raise capital, which could dilute the interests of our existing stockholders.

•      We may be unsuccessful in realizing the anticipated benefits from any future acquisitions.

Changes in future rules applicable to TARP recipients could adversely affect our business, financial condition and results of operations.

On March 6, 2009, we issued $100 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T, or the Series T Preferred Stock, to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval. Based on guidelines issued by the Federal Reserve, institutions seeking to redeem TARP Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s TLG, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury. We expect to remain subject to TARP restrictions for the foreseeable future.

Our ability to attract and retain management and key personnel may affect future growth and earnings and the recent economic stimulus legislation imposes new compensation restrictions that could adversely affect our ability to do so.

Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, the current management teams, lending and retail banking officers, and administrative staff of our subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical to be able to attract and retain qualified staff with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, and results of operation.

The American Recovery and Reinvestment Act of 2009 that was signed into law in February 2009 includes extensive new restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under TARP. Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant. The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions. The Federal Reserve, and perhaps the FDIC, are contemplating proposed rules governing the compensation practices of financial institutions and these rules, if adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

Our wealth management business may be negatively impacted by changes in economic and market conditions.

Our wealth management business may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for wealth management services based on the market value of assets under management. Because most of our contracts provide for a fee based on market values of securities, fluctuations in securities prices will have an adverse effect on our results of operations from this business. In addition, the significant decline in the financial and securities markets in the second half of 2008 and much of 2009 adversely affected the values of the assets that we manage and resulted in a corresponding decline in the performance of our customers’ portfolios. As a result of market declines and reductions in the value of our customers’ wealth management accounts, we may lose wealth management customers, including those who are also banking customers.

We face strong competition from financial services companies and other companies that offer banking and wealth management services, which could harm our business.

We currently conduct our banking operations primarily in downstate Illinois and southwest Florida. In addition, we currently offer fiduciary and wealth management services through Busey Wealth Management, which is headquartered in Champaign, Illinois, and accounts for a significant portion of our noninterest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and wealth management customers, we may be unable to continue to grow our loan and deposit portfolios and our commissions and brokers’ fees, and our business, results of operations and financial condition may be adversely affected.

We rely heavily on information systems to service customers.

An interruption in or breach in security of our information systems may result in a loss of customer business and reduced earnings. We utilize and rely heavily on communications and information systems in every aspect of our business. Any failure of these systems could result in disruptions in our customer service management, management information, deposit, loan, or other systems. While we have procedures in place to prevent or limit the effects of a failure, interruption, or security breach of our information systems, there can be no guarantee that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions of service or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have an adverse effect on our financial condition and results of operation.

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

We conduct a significant portion of our business in downstate Illinois. Downstate Illinois is a highly agricultural area and therefore the economy can be greatly affected by severe weather conditions, including droughts, storms, tornados and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy. An adverse affect on the economy of downstate Illinois could negatively affect our profitability.

The southwest Florida market is at risk of hurricanes and related flooding and wind damage, which may cause damage to our assets and those of our customers. Hurricane damage could adversely affect our financial condition in a number of ways. Damage caused to a branch location could result in temporary closure and inconvenience to customers which could result in loss of customers and business. A hurricane could also affect the local economy and impact customers’ ability to meet loan repayment terms and adversely affect our financial condition. Furthermore, hurricane-related damage could significantly reduce the values of collateral pledged as security against loans made by us. Insurance may not be available or sufficient to cover weather-related damage.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

First Busey’s headquarters are located 100 West University Avenue, Champaign, Illinois. Busey Bank and Busey Wealth Management headquarters are also located at 100 West University Avenue, Champaign, Illinois.  FirsTech headquarters are located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of the respective entity. The Company also owns or leases other facilities within its primary market areas of downstate Illinois, Indianapolis, Indiana and southwest Florida.

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

Item 4.  Reserved

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

The following table presents for the periods indicated the high and low sale price for First Busey common stock as reported on The Nasdaq Global Select Market.

	2009		2008
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$18.29	$6.00	$22.00	$17.47
Second Quarter	$10.00	$6.92	$22.49	$13.07
Third Quarter	$7.54	$4.11	$22.05	$11.07
Fourth Quarter	$4.85	$3.00	$19.67	$12.68

During 2009 and 2008, First Busey declared cash dividends per share of common stock as follows:

	2009	2008
January	$.20	$.20
May / April	$.08	$.20
July	$.08	$.20
October	$.04	$.20

The Company’s Board of Director’s and management are currently committed to continuing to pay regular cash dividends; however no guarantee can be given to future dividends as they are dependent on regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries. As discussed above, First Busey is a participant in the Treasury’s Capital Purchase Program.  The terms of the participation place certain restrictions on the Company’s ability to pay dividends on its common stock.  First, no dividends on First Busey’s common stock can be paid unless all accrued dividends on Treasury’s senior preferred stock have been paid in full.  Second, until the third anniversary of the date of Treasury’s investment, First Busey may not increase the dividends paid on its common stock beyond its most recent quarterly dividend, prior to participation date of March 6, 2009, of $0.20 per share without first obtaining the consent of Treasury.

For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1. Business — Supervision, Regulation and Other Factors on pages 5-11.

As of March 16, 2010, First Busey Corporation had 66,360,892 shares of common stock outstanding held by 1,432 holders of record.

Stock Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the year ended December 31, 2009.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of December 31, 2009, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

Performance Graph

The following table compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2009.

First Busey Corporation
Stock Price Performance

Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Busey Corporation	103.07	117.24	104.75	100.77	22.57
NASDAQ Composite	97.46	104.14	84.73	70.79	39.10
SNL Midwest Bank Index	96.36	111.38	86.81	57.11	48.40

The banks in the SNL-Midwestern Banks Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data for each of the five years in the period ended December 31, 2009, have been derived from First Busey’s audited consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2009, which appear elsewhere in this report.  This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

	2009	2008	2007(6)	2006	2005(6)
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$588,786	$654,130	$610,422	$365,608	$331,237
Gross loans, including loans held for sale	2,792,823	3,257,581	3,053,225	1,956,927	1,749,162
Allowance for loan losses	100,179	98,671	42,560	23,588	23,190
Total assets	3,814,852	4,460,093	4,192,925	2,509,514	2,263,422
Tangible assets	3,770,522	4,203,225	3,912,438	2,451,382	2,204,198
Total deposits	3,171,080	3,506,693	3,207,198	2,014,839	1,809,399
Short-term debt(1)	142,325	265,980	213,642	79,770	50,113
Long-term debt	82,076	134,493	150,910	156,650	169,883
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000	50,000
Stockholders’ equity	328,128	454,817	529,697	185,274	169,714
Common stockholders’ equity	228,668	454,817	529,697	185,274	169,714
Tangible common stockholders’ equity	184,338	197,949	249,210	127,142	110,490
Results of Operations
Interest and dividend income	$184,588	$220,484	$201,903	$146,366	$116,304
Interest expense	70,109	97,148	100,405	69,851	45,342
Net interest income	114,479	123,336	101,498	76,515	70,962
Provision for loan losses	251,500	98,250	14,475	1,300	3,490
Net income (loss)(2)	(327,880)	(37,947)	31,477	28,888	26,934
Per Share Data
Diluted earnings	$(7.85)	$(1.06)	$1.13	$1.35	$1.29
Cash dividends	0.40	0.80	0.77	0.64	0.56
Book value(3)	3.45	12.70	14.58	8.64	7.89
Closing stock price	3.89	18.24	19.86	23.05	20.89
Other Information
Return on average assets	(7.75)%	(0.89)%	0.99%	1.23%	1.28%
Return on average common equity	(86.84)%	(7.39)%	9.89%	16.52%	17.97%
Net interest margin (4)	3.04%	3.33%	3.58%	3.62%	3.72%
Equity to assets ratio(5)	8.92%	12.00%	9.98%	7.46%	7.13%
Tangible common equity to tangible assets	4.89%	4.71%	6.37%	5.19%	5.01%
Dividend payout ratio	N/A	N/A	61.15%	47.29%	42.93%

(1)    Includes Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.

(2)    Available to common stockholders

(3)    Total common equity divided by shares outstanding as of period end.

(4)    Tax-equivalent net interest income divided by average earning assets.

(5)    Average common equity divided by average total assets

(6)    First Busey acquired Tarpon Coast National Bank on July 29, 2005, and Main Street Trust on August 1, 2007. Results of operations for these institutions from acquisition date are included in the consolidated results of operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of First Busey and subsidiaries for the years ended December 31, 2009, 2008, and 2007.  It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.

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

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) is more likely than not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

The Company also evaluates whether the decline in fair value of an equity security is temporary or other-than-temporary.  In determining whether an unrealized loss on an equity security is temporary or other-than-temporary, management considers various factors including the magnitude and duration of the impairment, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the equity security to forecasted recovery.

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

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is conducted by senior officers who are members of the holding company’s independent holding company credit review and risk management department, and is reviewed by senior management of the bank and holding company.  The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, reviews of certain impaired loans, and review of loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having more than reasonable potential for loss.

The allowance consists of specific and general components.  The specific component considers loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan.  The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss experience.

A loan is considered to be impaired when, based on current information and events, it is probable First Busey will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  When a loan becomes impaired, management generally calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment.  The amount of impairment and any subsequent changes are recorded through a charge to earnings as an adjustment to the allowance for loan losses.  When management considers a loan, or a portion thereof, as uncollectible, it is charged against the allowance for loan losses.  Because a significant majority of First Busey’s loans are collateral dependent, First Busey has determined the required allowance on these loans based upon the estimated fair value, net of selling costs, of the respective collateral.  The required allowance or actual losses on these impaired loans could differ significantly if the ultimate fair value of the collateral is significantly different from the fair value estimates used by First Busey in estimating such potential losses.

Goodwill and Other Intangible Assets.  Over the past several years, First Busey has grown in part through mergers and acquisitions accounted for under the purchase method of accounting.  Under the purchase method, First Busey is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represents goodwill, which is not subject to periodic amortization.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of the intangible assets are estimated to be consumed or otherwise used up.  Since First Busey acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, First Busey would adjust the amortization of that asset, which could accelerate the recognition of future amortization expense.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired.  Goodwill recorded by First Busey in connection with its acquisitions relates to the inherent value in the businesses acquired and this value is dependent upon First Busey’s ability to provide quality, cost effective services in a competitive market place.  As such, goodwill value is supported ultimately by our stock price and by revenue that is driven by the volume of business transacted.  A decline in our stock price or our earnings over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

First Busey utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  Based upon our testing as of December 31, 2008, we concluded the goodwill of Busey Bank, N.A., our southwest Florida banking subsidiary, was impaired and we recorded a goodwill impairment charge of $22.6 million.  The Company concluded the goodwill associated with our banking operations was fully impaired at September 30, 2009. Further, we determined there was no impairment of goodwill associated with Busey Wealth Management or FirsTech at December 31, 2009.  Due to the current economic conditions, including declines in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance of $2.4 million for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2009, although there is no guarantee that those assets will be recognizable in future periods.

Executive Summary

Operating Results

	Year Ended December 31:
	2009	2008	2007
Net Income (Loss):
Consolidated	$(323,113)	$(37,947)	$31,477
Busey Bank	(320,807)	(39,020)	32,507
FirsTech	2,869	2,527	744
Busey Wealth Management	2,557	2,540	2,408
Consolidated EPS, fully-diluted	$(7.85)	$(1.06)	$1.13

Operating Performance

We experienced a significant loss for the year ended December 31, 2009:

•      Year-to-date consolidated net loss available to common shareholders was $327.9 million, or $7.85 per fully-diluted common share in 2009 as compared to net loss of $37.9 million, or $1.06 per fully-diluted common share in 2008.

•      Provision for loan losses was $251.5 million in 2009 as compared to $98.2 million in 2008.

•      Goodwill impairment loss for 2009 was $208.2 million or $4.98 fully-diluted per common share compared to 2008 goodwill impairment loss of $22.6 million or $0.63 per fully-diluted common share.

As noted below, we believe there is a silver lining within our fourth quarter 2009 operating performance.

•      Net interest margin ratio for the fourth quarter of 2009 increased to 3.34%, despite reversal of interest income from non-accrual loans, from 3.03% for the third quarter of 2009 and 3.04% in the fourth quarter of 2008.

•      With $3.6 billion in average earning assets in the fourth quarter of 2009, each additional 10 basis points of net interest margin ratio represents $3.6 million in pre-tax earnings on an annualized basis.

•      Core pre-provision, pre-tax profit was $17.0 million in the fourth quarter of 2009 compared to $18.8 million in the third quarter of 2009 and $15.3 million in the fourth quarter of 2008. (See non-GAAP reconciliation schedule for listing of non-core items.)

•      FirsTech’s net income increased to $2.9 million for 2009, compared to $2.5 million for 2008.

•      Busey Wealth Management’s net income increased to $2.6 million for 2009, compared to $2.5 million for 2008.

Although our earnings were poor primarily due to significant provisioning for loan losses and goodwill impairment, our net interest margin showed significant improvement and our core pre-provision, pre-tax profit improved in 2009.

Pre-provision, Pre-tax Non-GAAP Reconciliation

The following pre-provision, pre-tax (PPPT) non-GAAP reconciliation presents our adjusted PPPT income after items we consider to be either non-recurring or non-persistent, as they were significantly higher or due to the significant economic challenges in 2009 and 2008.  While certain of these items are non-recurring in nature, such as bank owned life insurance settlement or goodwill impairment, others will continue to occur, but we do not expect them to be at the same levels in future years as the were in 2009 or 2008.

	2009	Three Months Ended 2009
	Total	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)
Pre-tax, Pre-Provision Profit (Loss), GAAP Basis	$(147,280)	$11,985	$(192,841)	$15,770	$17,806
Non-recurring income items:
Bank owned life insurance settlement	(2,021)	—	—	—	(2,021)
Investments in private equity funds	(600)	—	—	(1,000)	400
Security gains/ losses	(130)	10	(65)	(54)	(21)
Other	(1,252)	(1,252)	—	—	—

Non-recurring expense items:
Goodwill impairment	208,164	—	208,164	—	—
FDIC Assessment	2,200	—	—	2,800	(600)
Employee related costs	1,051	527	491	—	33
Asset impairment	2,550	2,470	80	—	—
OREO expenses	4,356	2,117	1,120	1,009	110
Non-accrual prior quarter interest reversals	1,251	176	755	320	—
Tax examination results	1,100	700	400	—	—
Other	921	257	664	—	—

Adjusted pre-provision, pre-tax profit	$70,310	$16,990	$18,768	$18,845	$15,707

	2008	Three Months Ended 2008
	Total	December 31	September 30	June 30	March 31
Pre-tax, Pre-Provision Profit (Loss), GAAP Basis	$44,735	$(10,916)	$19,939	$18,359	$17,353
Non-recurring income items:
Investments in private equity funds	(1,900)	—	(1,900)	—	—
Security gains/ losses	(605)	(96)	(7)	(30)	(472)
Other	(300)	—	—	—	(300)

Non-recurring expense items:
Goodwill impairment	22,601	22,601	—	—	—
Employee related costs	2,352	1,449	373	330	200
Asset impairment	493	493	—	—	—
OREO expenses	2,331	1,789	331	(78)	289

Adjusted pre-provision, pre-tax profit	$69,707	$15,320	$18,736	$18,581	$17,070

Asset Quality

Our credit metrics improved dramatically in the fourth quarter of 2009.  This improvement is the result of significant effort by our credit and lending groups.  We commented to our shareholders at the 2008 annual meeting and reiterated at our 2009 annual and special shareholders meetings that we believed the credit problems would continue to deteriorate and peak in the latter half of 2009.  Absent additional problems in the economy that could lead to worsening of our credit metrics, the information below would suggest the peak occurred in the third quarter of 2009. The key metrics are as follows:

•      Loans 30-89 days past due declined to $12.5 million at December 31, 2009 compared to $34.0 million at September 30, 2009, and $40.4 million at December 31, 2008, down from a peak of $61.3 million at March 31, 2009.

•      Non-performing loans decreased to $86.3 million at December 31, 2009, a 50% decline from $172.4 million at September 30, 2009.  Non-performing loans at December 31, 2009 were essentially flat compared to December 31, 2008 balance of $84.2 million.

•      Illinois non-performing loans declined to $28.0 million at December 31, 2009 compared to $42.8 million at September 30, 2009 and $21.5 million at December 31, 2008.

•      Florida non-performing loans declined to $40.2 million at December 31, 2009 compared to $113.3 million at September 30, 2009 and $61.2 million at December 31, 2008, primarily a result of selling a large amount of non-performing loans as discussed below.

•      Indiana non-performing loans were $18.1 million at December 31, 2009 compared to $16.3 million at September 30, 2009 and $1.4 million at December 31, 2008.

•      The ratio of non-performing assets to total loans plus other real estate owned was 3.68% at December 31, 2009 compared to 6.26% at September 30, 2009 and 3.05% at December 31, 2008.

•      The ratio of construction and land development loans to total loans decreased to 11.7% at December 31, 2009 from 22.8% at December 31, 2008, and decreased to 122% of tier 1 capital from 250% of tier 1 capital.

•      Loans in Florida decreased to 15.4% of our consolidated portfolio at December 31, 2009 compared to 22.8% at December 31, 2008, which represented a $311.8 million dollar decline in Florida loan balances from December 31, 2008.

•      Allowance for loan losses to non-performing loan ratio was 116.1% at December 31, 2009 compared to 69.6% at September 30, 2009 and 117.2% at December 31, 2008.

•      Allowance for loan losses to total loans was 3.62% at December 31, 2009 compared to 4.00% at September 30, 2009 and 3.12% at December 31, 2008.

•      Loans on our balance sheet at September 30, 2009 totaling $73.4 million were sold in the fourth quarter of 2009, all of which were Florida loans, with proceeds totaling $47.3 million.

After much consideration of the uncertainties and potential risks of working out certain loans, we made the decision to sell many of our higher risk, transactional substandard and non-performing loans.  These loan sales, which were primarily completed in December 2009, generally yielded proceeds short of the estimated fair value of the loan, resulting in additional charge-offs. These increased net charge-offs necessitated a significant provision to restore our allowance for loan losses.  We employed this strategy to help achieve a balance sheet with significantly decreased non-performing loans, a higher quality loan portfolio and an allowance in excess of our non-performing loans, which consequently should allow for increased human and financial resources to devote to the future growth of the Bank.  Our non-accrual loans were reflected at fair value, which reflected the additional valuation experience gained through the loan sale process.

Our investment portfolio continued to be strong throughout 2009.  We did not experience credit losses within our investment portfolio or any significant deterioration in value.

Capital

Busey raised $122.3 million in capital at the end of the third quarter of 2009. Of the $39.3 million raised in the private placement portion, a majority was from our board of directors and members of executive management.  We believe level of investment by insiders in our Company is extremely rare and represents a remarkable, ongoing commitment to Busey.  We are truly invested along side our outside shareholders.

We strengthened our tangible and regulatory capital positions.  We continue to evaluate the capital position of the Company, and we are mindful of the need to potentially raise additional capital in the future, particularly for the purpose of paying back TARP or in an offensive role as we evaluate potential growth opportunities, such as FDIC assisted transactions.

•      On a consolidated basis and at the bank level, we were in excess of well-capitalized regulatory standards at December 31, 2009.

•      Tangible common equity to tangible assets improved to 4.89% at December 31, 2009 compared to 4.71% at December 31, 2008.

Busey Bank and Busey Bank, N.A. Merger

In August 2009, we merged our Florida-based bank, Busey Bank, N.A., into Busey Bank, an Illinois state chartered bank.  We merged the two banks to provide a more consistent infrastructure that not only benefits Busey operations, but makes it easier for our customers to conduct their business.  We believe the merger of the two banks will provide operational efficiencies and streamlined procedures across the Busey organization.

Results of Operation — Three Years Ended December 31, 2009

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2009			2008			2007
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$58,605	$135	0.23%	$673	$5	0.74%	$222	$11	4.95%
Federal funds sold	279	—	—%	9,835	188	1.91%	27,608	1,338	4.85%
Investment securities:
U.S. Treasuries and Agencies	374,157	12,840	3.43%	371,738	15,676	4.22%	322,383	16,145	5.01%
Obligations of states and political subdivisions(1)	87,927	5,157	5.87%	96,746	5,797	5.99%	81,671	4,915	6.02%
Other securities	180,759	6,290	3.48%	138,438	5,726	4.14%	53,881	2,514	4.67%
Loans (net of unearned discount)(1), (2),(3)	3,138,708	162,338	5.17%	3,163,739	195,480	6.18%	2,405,583	179,074	7.44%
Total interest-earning assets(1)	$3,840,435	$186,760	4.86%	$3,781,169	$222,872	5.89%	$2,891,348	$203,997	7.06%

Cash and due from banks	82,535			105,655			70,979
Premises and equipment	80,308			82,033			53,833
Allowance for loan losses	(97,568)			(45,362)			(29,562)
Other assets	325,081			358,971			199,984
Total assets	$4,230,791			$4,282,466			$3,186,582

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$31,344	$98	0.31%	$34,703	$269	0.78%	$51,127	$1,282	2.51%
Savings deposits	164,912	529	0.32%	155,049	853	0.55%	121,558	1,095	0.90%
Money market deposits	1,121,180	8,553	0.76%	1,235,692	18,733	1.52%	997,109	29,066	2.92%
Time deposits	1,600,067	50,899	3.18%	1,477,494	61,353	4.15%	1,094,285	52,754	4.82%
Short-term borrowings:
Federal funds purchased	2,070	11	0.53%	25,691	578	2.25%	8,639	463	5.36%
Securities sold under agreements to repurchase	149,143	1,082	0.73%	145,972	3,395	2.33%	95,796	4,022	4.20%
Other	38,904	1,136	2.92%	85,301	2,345	2.75%	4,343	278	6.40%
Long-term debt	120,028	4,900	4.08%	136,310	6,134	4.50%	148,058	7,407	5.03%

Junior subordinated debt issued to Unconsolidated trusts	55,000	2,901	5.27%	55,000	3,488	6.34%	55,000	4,038	7.34%
Total interest-bearing liabilities	$3,282,648	$70,109	2.14%	$3,351,212	$97,148	2.90%	$2,575,915	$100,405	3.90%

Net interest spread			2.72%			2.99%			3.16%

Demand deposits	445,842			376,929			266,721
Other liabilities	42,277			40,525			25,791
Stockholders’ equity	460,024			513,800			318,155
Total liabilities and stockholders’ equity	$4,230,791			$4,282,466			$3,186,582

Interest income/earning assets(1)	$3,840,435	$186,760	4.86%	$3,781,169	$222,872	5.89%	$2,891,348	$203,997	7.06%
Interest expense/earning assets	$3,840,435	$70,109	1.83%	$3,781,169	$97,148	2.57%	$2,891,348	$100,405	3.47%
Net interest margin(1)		$116,651	3.04%		$125,724	3.33%		$103,592	3.58%

(1)On a tax-equivalent basis, assuming a federal income tax rate of 35%

(2)Non-accrual loans have been included in average loans, net of unearned discount

(3)Includes loan fee income of $1.0 million, $3.0 million and $4.1 million for 2009, 2008 and 2007, respectively.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2009, 2008, and 2007
	Year 2009 vs. 2008 Change due to(1)			Year 2008 vs. 2007 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$136	$(6)	$130	$9	$(15)	$(6)
Federal funds sold	(93)	(95)	(188)	(593)	(557)	(1,150)
Investment securities:
U.S. Treasuries and Agencies	101	(2,937)	(2,836)	2,280	(2,749)	(469)
Obligations of state and political subdivisions(2)	(519)	(121)	(640)	903	(21)	882
Other securities	1,568	(1,004)	564	3,528	(316)	3,212
Loans(2)	(1,535)	(31,607)	(33,142)	50,206	(33,800)	16,406
Change in interest income(2)	$(342)	$(35,770)	$(36,112)	$56,333	$(37,458)	$18,875

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$(24)	$(147)	$(171)	$(322)	$(691)	$(1,013)
Savings deposits	51	(375)	(324)	253	(495)	(242)
Money market deposits	(1600)	(8,580)	(10,180)	5,844	(16,177)	(10,333)
Time deposits	4,778	(15,232)	(10,454)	16,639	(8,040)	8,599
Federal funds purchased	(310)	(257)	(567)	504	(389)	115
Securities sold under agreements to Repurchase	72	(2,385)	(2,313)	1,599	(2,226)	(627)
Other short-term borrowings	(1,346)	137	(1,209)	2,313	(246)	2,067
Long-term debt	(694)	(540)	(1,234)	(562)	(711)	(1,273)
Junior subordinated debt owed To unconsolidated trusts	—	(587)	(587)	—	(550)	(550)
Change in interest expense	$927	$(27,966)	$(27,039)	$26,268	$(29,525)	$(3,257)
Increase (decrease) in net interest income(2)	$(1,269)	$(7,804)	$(9,073)	$30,065	$(7,933)	$22,132

Percentage increase in net interest income over prior period			7.2%			21.4%

(1)Changes due to both rate and volume have been allocated proportionally

(2)On a tax-equivalent basis, assuming a federal income tax rate of 35%

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets increased $59.3 million or 1.6% to $3.84 billion in 2009 as compared to $3.78 billion in 2008.  This growth in average balance of earning assets was due primarily to the increased liquidity held on our balance sheet during 2009.  The increased liquidity was necessary due to the uncertainty surrounding economic conditions that was prevalent throughout 2009.  Cash and securities increased $70.7 million or 9.9%, which offset a $25.0 million decline in average loans. Interest-bearing liabilities averaged $3.28 billion for the year ended December 31, 2009, a decrease of $68.6 million or 2.0% from the average balance of $3.35 billion for 2008. The decrease in interest-bearing liabilities is due to a focus on reducing our non-core funding, which we were able to do through a decrease in our average loans and an increase in our average noninterest-bearing deposits of $68.9 million or 18.3% during 2009.  All increases in average assets and liabilities in 2008 as compared to 2007 were primarily a result of our August 2007 merger with Main Street.

Interest income, on a tax-equivalent basis, decreased $36.1 million or 16.2% to $186.8 million in 2009 from $222.9 million in 2008, which was an increase of $18.9 million or 9.3% from the $204.0 million in interest income earned in 2007.  The interest income decline in 2009 was due primarily to the decline on the overall yield in our loan portfolio as interest rate benchmarks declined significantly during 2009 and we had a high level of average non-accrual loans, which represent earning assets with no yield.  Additionally, to maintain an appropriate level of liquidity in light of the economic environment, a significant amount of assets were kept in highly liquid, low interest-bearing accounts during 2009.  Interest income in 2008 increased $18.9 million or 9.3% primarily due to the increase in earning assets from the merger with Main Street being in place for all of 2008, offset by a declining interest rate environment in 2008.

Interest expense decreased during 2009 by $27.0 million or 27.8% to $70.1 million from $97.1 million in 2008, which was a decrease of $3.3 million or 3.2% from the $100.4 million interest expense in 2007.  The decrease in interest expense during 2009 and 2008 over prior years was primarily due to the declining deposit and debt interest rate environment present in 2009 and 2008. Additionally, the unlimited guarantee by the FDIC on noninterest-bearing deposits resulted in an increase in our noninterest-bearing deposits.  As our overall loan balances declined during 2009, the increased noninterest-bearing deposits allowed us to decrease our non-core funding in the form of reductions in brokered deposits, time deposits and short-term borrowings.

Net interest income, on a tax-equivalent basis, decreased $9.1 million or 7.2% in 2009 as compared to 2008, which increased 21.4% to $125.7 million from $103.6 million in 2007.  Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.04% in 2009 from 3.33% during 2008 and 3.58% in 2007.  The net interest spread, also on a tax-equivalent basis, was 2.72%  down from 2.99% in 2008 and 3.16% in 2007.  The decline in net interest income and related ratios were primarily due to the declining rate environment experienced and a high level of non-accrual loans over the prior two years.  As rates have declined, our interest earning assets’ yields have declined.  As noted above, non-accrual loans are earning assets with no yield.  The effects of the decline in earning asset yield are partially mitigated by declines in funding rates; however, since benchmark rates have dropped to fundamental floors, our funding rates are limited in ability to mitigate earning asset yield declines.  In short, our ability to lower our funding costs through rate decreases is minimal.

The net interest margin discussion above is based upon annual results and average balances, which do not fully explain the trends of the net interest margin during the year.  During 2008, the net interest margin was higher in the first half of the year than the second half.  During 2009, the net interest margin was lower in the first half of the year than the second half.  The quarterly net interest margins are as follows:

	2009	2008	2007
First Quarter	2.88%	3.47%	3.49%
Second Quarter	2.92%	3.46%	3.51%
Third Quarter	3.03%	3.34%	3.67%
Fourth Quarter	3.34%	3.04%	3.60%

As demonstrated above, our non-accrual loans and non-core funding significantly impacted our net interest margin in a negative manner starting in the fourth quarter of 2008.  As we reduced our non-core funding in the latter half of 2009 and significantly reduced our non-accrual loans in the fourth quarter of 2009, our net interest margin began to show significant positive movement.  As noted above, our ability to improve our margin through liability rate decreases is minimal in light of the current historic low interest rate environment.  However, as we are able to further reduce our non-accrual loans, it should allow us to reduce our non-core funding; both of which should help increase our average yield on loans and decrease our average rate on liabilities.

Other Income

	As of December 31,
	2009	2008	% Change	2008	2007	% Change
	(dollars in thousands)
Remittance processing	$13,032	$12,115	7.6%	$12,115	$4,466	171.3%
Trust fees	12,817	13,445	-4.7%	13,445	10,041	33.9%
Commissions and brokers’ fees, net	1,843	2,764	-33.3%	2,764	2,553	8.3%
Service charges on deposit accounts	12,358	12,075	2.3%	12,075	9,033	33.7%
Other service charges & fees	4,728	4,546	4.0%	4,546	3,912	16.2%
Gain on sales of loans	12,379	4,357	184.1%	4,357	3,232	34.8%
Security gains, net	130	605	-78.5%	605	3,718	-83.7%
Other operating income	8,649	6,513	32.8%	6,513	4,737	37.5%
Total other income	$65,936	$56,420	16.9%	$56,420	$41,692	35.3%

Total other income increased $9.5 million in 2009 from 2008 and $14.7 million in 2008 from 2007.   The increase in 2009 is primarily due to increased gains from sales of loans.  In early 2009, we added a mortgage origination group in our Peoria market.  The new origination group and the very low mortgage rates in 2009 in all of our markets, led to a significant increase in mortgage originations and in the gains from sale of loans.  The increase in 2008 over 2007 is largely due to the year and five months, respectively, of other income attributable to the merger with Main Street. In 2007, we were well into an orderly liquidation of a security with a significant unrealized gain position leading to elevated security gains.  The liquidation of the security was eventually ceased in early 2008 due to the reduction of the market value of the security.  The ceased liquidation accounted for the majority of the decrease in security gains, net.

Remittance payment processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue in 2009 increased slightly over 2008.  The $12.1 million in 2008 represents a full year of remittance payment revenue from FirsTech, as compared to the $10.2 million in 2007, of which $4.5 million represented five months of activity following the Main Street merger. The $12.1 million in 2008 was an 18.6% increase over 2007 revenues.  We expect FirsTech revenue to decline as a certain segment of its customer base is experiencing difficulties.  The revenue decrease is expected to be between 25% - 35% in 2010 as compared to 2009.

Commissions and brokers fees, net, declined $0.9 million in 2009 as compared to 2008.  The decline was due to a reduction in the number of brokers and continued decline in brokerage transaction volume due to challenging market conditions. The reduction in brokers was due to our decision to deemphasize traditional brokerage transaction based compensation while shifting focus towards non-transaction based, overall wealth management for our customers.  Commissions and brokers fees, net, showed moderate growth for 2008 as compared to 2007.  The growth in 2008 was due primarily to the full year of brokerage activity following the August 2007 merger with Main Street, offset by lower transaction volume due to the uncertainty in the securities marketplace during 2008.

The increase in other income for 2009 as compared to 2008 was primarily due to a gain from a partial settlement of post-retirement obligations of $2.0 million.  During 2009, we had gains from investments in private equity funds of $0.6 million.  The increase in 2008 as compared to 2007 was primarily due to two realized gains in our private equity fund investments, which resulted in $1.9 million of pre-tax income.

Other Expenses

	As of December 31,
	2009	2008	% Change	2008	2007	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$44,519	$46,861	-5.0%	$46,861	$37,311	25.6%
Employee benefits	9,086	10,699	-15.1%	10,699	8,357	28.0%
Total compensation expense	$53,605	$57,560	-6.9%	$57,560	$45,668	26.0%

Net occupancy expense of premises	9,886	9,600	3.0%	9,600	7,449	28.9%
Furniture and equipment expenses	7,288	8,232	-11.5%	8,232	4,834	70.3%
Data processing	7,922	6,855	15.6%	6,855	5,299	29.4%
FDIC insurance	8,095	1,632	396.0%	1,632	315	418.1%
Amortization of intangible assets	4,361	4,518	-3.5%	4,518	2,503	80.5%
Goodwill impairment	208,164	22,601	NM	22,601	—	NM
OREO expense	4,356	2,359	84.7%	2,359	484	387.4%
Other operating expenses	24,018	21,664	10.9%	21,664	17,753	22.0%
Total other expenses	$327,695	$135,021	142.7%	$135,021	$84,305	60.2%

Income taxes	$(75,667)	$(15,568)	NM	$(15,568)	$12,933	NM
Effective rate on income taxes	-19.0%	-29.1%		-29.1%	29.1%

Efficiency ratio	63.1%	59.4%		59.4%	57.8%

Overall compensation expense was down in 2009 as compared to 2008.  The primary reason for the decrease was a reduction in full-time equivalent employees (FTE) to 912 from 986 at December 2009 and 2008, respectively. The increase in 2008 compared to 2007 was primarily attributable to the Main Street merger and merger related employee expenses incurred for a full year in 2008 versus five months in 2007.  FTE levels were 986 and 1,023 at December 31, 2008 and 2007, respectively.  During 2009 and 2008, we recorded $2.0 million and $3.4 million, respectively, in severance and associated benefits that are included in the total compensation expense noted above.  The 2009 severance expense was related to further implementation of our post-merger cost structure. The 2008 severance primarily relates to plans announced in the fourth quarter of 2008 to restructure our banking operations through management and branch footprint changes.

Due to our losses, there were no Company-wide raises to compensation during 2008 or 2009.  Management has not determined how much longer our “no raise” policy will continue.  If we achieve a level of profitability we believe to be sustainable, we intend to evaluate our associates’ compensation.

Data processing expenses increased in 2009 as compared to 2008 as we invested in additional systems and hardware to support online and mobile products and services for our customers.  Data processing expenses increased in 2008 and 2007 primarily due to infrastructure investments we made related to the growth from the merger and to costs incurred in preparing for the future growth.

FDIC insurance expenses increased significantly during 2009 as compared to 2008 due to an increased assessment rate implemented industry-wide by the FDIC. Additionally, we recorded a special FDIC assessment of $2.2 million in the second quarter of 2009.  FDIC expense in 2008 increased significantly as compared to 2007 due to increased rates and due to a FDIC credit utilized during 2007.  We expect that the FDIC assessments will continue to be elevated in the future.  Additional FDIC special assessments are a possibility in the future.

Amortization expense decreased slightly in 2009 as compared to 2008 as we were in our second year of amortization arising from the merger with Main Street.  The amortization is on an accelerated basis; thus, barring further acquisitions, we expect amortization expense to continue to gradually decline in the coming years.  In 2008, amortization expense increased significantly as compared to 2007 due to increased identifiable intangibles related to the merger, for which a full year of amortization expense was recognized in 2008 as compared to five months in 2007.

We recorded goodwill impairment of $208.2 million and $22.6 million during 2009 and 2008, respectively.  During 2009, Busey Bank experienced significant operating losses driven primarily by the deterioration in the real estate markets in southwest Florida.  The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the fair value of Busey Bank.  As a result, we recorded $208.2 million of goodwill impairment in the quarter ended September 30, 2009, including $204.8 million at Busey Bank and $3.4 million at the parent company that was related to our banking operations.

During 2008, the goodwill impairment of $22.6 million was related to goodwill associated with our then Florida banking subsidiary, Busey Bank, N.A., and was driven by the severe economic downturn experienced in southwest Florida.  The difficult southwest Florida economy produced net losses for Busey Bank, N.A. during 2008 and 2007.  The significant net losses coupled with the overall decline in valuations in the national markets, led to a fair value estimate for Busey Bank, N.A. significantly less than its pre-impairment book value.

The remaining goodwill of $20.7 million as of December 31, 2009 relates to FirsTech, our remittance processing subsidiary, and Busey Wealth Management.

Our costs associated with OREO, such as collateral preservation, legal and gains and loss on sales, increased significantly in 2009 and 2008 as compared to 2008 and 2007, respectively.  The increase is due to the increase in OREO operations as more non-performing loans are resolved through foreclosure of the collateral.

The increase in other expenses for 2009 as compared to 2008 is due to several factors.  Due to the uncertainty as to the ability to realize our tax carryforwards in Florida and Indiana franchise taxes, we have placed a full valuation allowance on the carryforward asset related to those states in the amount of $2.4 million.  The expense and benefit related to our state franchise taxes is recorded in other expenses.  In 2008, our franchise tax benefit was $1.2 million. Additionally, we had tax adjustments of $1.1 million related to a regulatory tax examination recorded in other expense in 2009. The increase in total other expense in 2008 as compared to 2007 related primarily to the merger with Main Street and the full year effect of 2008.

The effective rate on income taxes, or income taxes divided by income (loss) before taxes, was a benefit in 2009 and 2008 as compared to an expense in 2007.  The negative effective rate in 2009 and 2008 was primarily due to our pre-tax losses and was further impacted by adjustments for benefits from increased tax favored investments and offset by the impact of nondeductible goodwill impairment.  During 2007, our tax favored lending activities, increased deductions for dividend payments related to First Busey’s Employee Stock Ownership Plan, income on life insurance and decreased amortization of certain intangibles for tax purposes led to a lower effective tax rate than statutory rates, which are approximately 40.0%.

The efficiency ratio is total other expense, less amortization charges and goodwill impairment, as a percentage of tax-equivalent net interest margin plus other income, less security gains and losses.  The efficiency ratio has increased in 2009 and 2008 over the comparable periods in 2008 and 2007.  The efficiency ratio increase in 2009 as compared to 2008 is primarily a result of lower net interest income and higher other expenses as noted above.  A primary reason for the increases in the efficiency ratio for 2008 and 2007 was net interest margin and other income growth not keeping pace with growth in other expenses, many of which were non-recurring in nature and related to gaining efficiencies following the merger.  Significant positive effects on our efficiency ratio will be driven through increased net interest income, which is not expected to significantly improve until the overall economic environment improves.

Balance Sheet — December 31, 2009 and December 31, 2008

Significant Balance Sheet Items

	December 31, 2009	December 31, 2008	% Change
	(dollars in thousands)
Assets
Securities available for sale	$588,786	$654,130	-10.0%
Loans, including held for sale (net of allowance for loan losses 2009 $100,179; 2008 $98,671)	2,692,644	3,158,910	-14.8%

Total assets	$3,814,852	$4,460,093	-14.5%

Liabilities
Deposits:
Noninterest-bearing	$468,230	$378,007	23.9%
Interest-bearing	2,702,850	3,128,686	-13.6%
Total deposits	3,171,080	3,506,693	-9.6%

Short-term borrowings	142,325	265,980	-46.5%
Long-term debt	82,076	134,493	-39.0%

Total liabilities	3,486,724	4,005,276	-12.9%

Stockholders’ equity	$328,128	$454,817	-27.9%

Our balance sheet shrank by 14.5% during 2009.  Overall, assets decreased by $645.2 million.  A significant portion of the decline in assets was due to the $208.2 million goodwill impairment.  Net loans, including held for sale declined by $466.3 million.  Net charge-offs of loan balances in 2009 were $250.0 million.  During the fourth quarter of 2009, we sold loans of $47.3 million net of charge-offs.  The remaining decline in loan balances was primarily due to the reduction in non-performing loans, either through customers placing the loans elsewhere, accepting or foreclosing on assets in lieu of repayment or loan sales.

Securities declined in 2009 primarily due to the unlimited FDIC insurance on noninterest-bearing deposits, which reduced our need to provide collateral for many of our depositors; thus, reduced the amount of securities pledged as collateral.

Liabilities decreased $518.6 million during 2009, which was primarily due to the decline in our asset base.  As our loan and security balances declined, we were able to allow high cost funding to mature without replacement.  During 2009, interest-bearing deposits declined by $425.8 million, short-term borrowings declined by $123.7 million (including no short-term borrowings beyond securities sold under agreements to repurchase) and long-term debt declined by $52.4 million. Time deposits declined $350.4 million, including a decline in brokered CDs of $134.4 million.

Stockholder’s equity decreased $126.7 million, primarily due to the net loss available to common shareholders of $327.9 million, which was partially offset by $216.9 million of preferred and common equity raises, net.

Investment Securities

We have classified all investment securities as securities available-for-sale.  These securities are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs.  Securities available-for-sale are carried at fair value.  As of December 31, 2009, the fair value of these securities was $588.8 million and the amortized cost was $574.2 million.  There were $15.2 million of gross unrealized gains and $0.6 million of gross unrealized losses for a net unrealized gain of $14.6 million.  The after-tax effect of $8.8 million of this unrealized gain has been included in stockholders’ equity.  The increase in the fair value as a percentage of amortized costs was due to a significant decline in interest rates during 2009 and 2008, which increased the value of our debt-related securities.

The composition of securities available-for-sale was as follows:

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
U.S. Treasury securities	$782	$758	$15,170	$17,619	$16,472
U.S. government corporations and Agencies	346,030	408,107	440,221	210,993	186,452
Obligations of states and political Subdivisions	82,546	92,194	89,401	85,453	82,057
Mortgage-backed securities	135,285	125,218	36,742	25,230	16,837
Corporate debt securities	1,721	3,097	3,661	3,294	2,926
Mutual funds and other equity securities(1)	22,422	24,756	25,227	23,019	26,493
Fair value of securities available for sale	$588,786	$654,130	$610,422	$365,608	$331,237
Amortized cost	$574,162	$637,808	$603,565	$356,489	$319,151
Fair value as a percentage of amortized cost	102.55%	102.56%	101.14%	102.56%	103.79%

(1) Amount includes Federal Home Loan Bank and Federal Reserve Bank stock

Busey Bank’s portfolio totaled $580.5 million at December 31, 2009 compared to $645.6 million at December 31, 2008.  The decrease in Busey Bank’s portfolio during 2009 was due primarily to the unlimited FDIC insurance provided on noninterest-bearing deposits, which served to reduce securities pledged as collateral.

Overall, First Busey’s portfolio continued to primarily serve a pledging function during 2009 and 2008.  Pledged securities totaled $400.3 million or 70.3%, and $515.9 million or 78.9% at December 31, 2009 and 2008, respectively.

The maturities, fair values and weighted average yields of debt securities available-for-sale as of December 31, 2009 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Investment Securities(1)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities	$411	4.22%	$371	1.88%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	112,438	3.32%	216,882	3.10%	16,710	3.26%	—	—%
Obligations of states and political subdivisions (2)	6,139	6.00%	31,325	5.52%	27,495	5.51%	17,587	5.73%
Mortgage-backed securities	—	—%	14,691	4.65%	30,370	4.03%	90,224	4.59%
Corporate debt securities	532	4.69%	1,143	4.76%	46	4.99%	—	—%
Total	$119,520	3.47%	$264,412	3.48%	$74,621	4.41%	$107,811	4.77%

(1) Excludes mutual funds and other equity securities.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2009)

Overall, the composition of our investment portfolio in 2009 remained consistent with 2008.  As a percentage of the total portfolio, only mortgage-backed securities changed significantly, increasing to 23.0% of the portfolio.  The increase had more to do with other investment classes maturing and not being replaced than it did with investing in new mortgage-backed securities.  We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, regulatory and overall portfolio allocation.  We have not experienced credit related losses in our investment portfolio and all classes of investments had valuations at December 31, 2009 in excess of their respective cost basis.

Loan Portfolio

The composition of our loan portfolio was as follows:

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Commercial	$390,383	$455,659	$443,142	$224,271	$219,134
Agricultural	42,688	41,783	40,471	22,692	23,433
Real estate-farmland	62,053	54,345	49,683	16,237	10,188
Real estate-construction	328,041	743,347	731,100	467,539	345,454
Real estate-mortgage	1,899,016	1,902,677	1,733,878	1,186,635	1,104,798
Installment loans to individuals	70,642	59,770	54,951	39,553	46,155
Loans	$2,792,823	$3,257,581	$3,053,225	$1,956,927	$1,749,162

Loans, including loans held for sale and deferred loan fees, before allowance for loan losses, decreased 14.3% to $2.79 billion as of December 31, 2009 from $3.26 billion at December 31, 2008.  Real estate — construction declined $415.3 million or 55.9% from December 31, 2008, as we focused on reducing our exposure because the inherent risks of construction loans increased significantly during the prior two years.  The largest decline in construction loans was in our southwest Florida markets, which declined by $257.2 million during 2009.  Of the $257.2 million decline, $175.0 was related to net charge-offs to the allowance for loan losses.  Construction loans in Illinois declined $155.5 million of which $7.2 million was related to net charge-offs to the allowance for loan losses.

Commercial loans declined $65.3 million or 14.3% as compared to 2008 balances with substantially all of the decline in the downstate Illinois markets.  Of the $65.3 million, $5.7 million related to net charge-offs to the allowance for loan losses.  Other loan categories did not change significantly at December 31, 2009 as compared to December 31, 2008.

Geographic distribution of loans excluding loans held for sale and deferred loan fees, by call report category, is as follows:

	December 31, 2009
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$339,410	$15,246	$35,702
Real estate construction	181,021	91,934	55,097
Real estate — farmland	57,703	4,346	—
Real estate - 1 to 4 family residential mortgage	492,355	145,619	19,764
Real estate - multifamily mortgage	268,304	4,016	3,983
Real estate - non-farm nonresidential mortgage	713,688	165,522	55,593
Installment	68,474	1,660	435
Agricultural	42,687	—	—
Total	$2,163,642	$428,343	$170,574

	December 31, 2008
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$407,102	$14,589	$33,901
Real estate construction	336,535	349,123	57,713
Real estate — farmland	50,338	3,999	—
Real estate - 1 to 4 family residential mortgage	525,000	168,534	22,319
Real estate - multifamily mortgage	257,584	17,710	3,051
Real estate - non-farm nonresidential mortgage	656,870	183,720	52,421
Installment	56,764	2,471	457
Agricultural	41,781	—	—
Total	$2,331,974	$740,146	$169,862

As noted previously, the blend of strong agricultural, manufacturing, academia and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges over the prior two years.  Although our downstate Illinois and Indiana markets have experienced a level of economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily in tourism and the secondary/ retirement residential market, significant declines in discretionary spending brought on by this economic period have caused significant damage to that economy.  The challenging economic environment during 2009 did not present many good opportunities for loan growth.  Many credit worthy borrowers either maintained or decreased their leverage due to the uncertainty of the economy; thus, new loan origination opportunities were not significant during 2009.  Most of our opportunities for new loan originations were in commercial real estate, but we were actively attempting to reduce our concentration in this category during 2009.  We do not expect a significant level of new, credit worthy lending opportunities during 2010 in our markets.  Significant loan growth is not expected to occur until the uncertainty surrounding the economy has abated and will likely lag national economic growth.

We do not have any loans to customers engaged in oil and gas exploration or to foreign companies or governments.  Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $563.6 million  and $733.1 million as of December 31, 2009 and 2008, respectively.

As illustrated by the tables above, we have a concentration of loans within commercial real estate. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2009:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial and agricultural	$300,318	$110,377	$22,376	$433,071
Real estate-construction	295,922	30,582	1,537	328,041
Total	$596,240	$140,959	$23,913	$761,112

Interest rate sensitivity of selected loans
Fixed rate	$176,839	$97,871	$20,461	$295,171
Adjustable rate	419,401	43,088	3,452	465,941
Total	$596,240	$140,959	$23,913	$761,112

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31
	2009	2008	2007	2006	2005
	(dollars in thousands)
Average loans outstanding during Period	$3,138,708	$3,163,739	$2,405,583	$1,832,800	$1,604,198
Allowance for loan losses:
Balance at beginning of period	$98,671	$42,560	$23,588	$23,190	$19,217

Loans charged-off:
Commercial and agricultural	$6,261	$2,037	$335	$372	$152
Real estate-construction	188,834	20,501	5,727	205	—
Real estate-mortgage	55,831	19,604	3,030	295	628
Installment loans to individuals	2,656	755	252	264	160
Total charge-offs	$253,582	$42,897	$9,344	$1,136	$940
Recoveries:
Commercial and agricultural	$106	$206	$684	$50	$133
Real estate-construction	1,999	80	8	6	—
Real estate-mortgage	1,101	315	117	82	7
Installment loans to individuals	384	157	185	96	75
Total recoveries	$3,590	$758	$994	$234	$215
Net loans charged-off	$249,992	$42,139	$8,350	$902	$725
Provision for loan losses	$251,500	$98,250	$14,475	$1,300	$3,490
Net additions due to acquisition	$—	$—	$12,847	$—	$1,208
Balance at end of period	$100,179	$98,671	$42,560	$23,588	$23,190
Ratios:
Net charge-offs to average loans	7.96%	1.33%	0.35%	0.05%	0.05%
Allowance for loan losses to total loans at period end	3.59%	3.02%	1.39%	1.21%	1.33%

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2009		2008		2007		2006		2005
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial, agricultural and real estate-farmland	$7,653	7.6%	$11,191	16.9%	$4,884	17.5%	$3,160	13.4%	$4,221	14.5%
Real estate-construction	46,244	46.2%	29,482	22.8%	17,204	23.9%	6,547	23.9%	5,743	19.7%
Real estate-mortgage	44,402	44.3%	57,564	58.5%	20,013	56.8%	13,248	60.6%	12,455	63.2%
Installment loans to individuals	1,457	1.5%	434	1.8%	296	1.8%	441	2.0%	268	2.6%
Unallocated	423	NA	—	NA	163	N/A	192	N/A	503	N/A
Total	$100,179	100.0%	$98,671	100.0%	$42,560	100.0%	$23,588	100.0%	$23,190	100.0%

Our allowance for loan losses (ALL) increased to $100.2 million or 3.59% of loans, not including loans held for sale, from $98.7 million or 3.02% of loans at December 31, 2009 and 2008, respectively. Although our ALL did not increase significantly, our net charge-offs increased $207.9 million in 2009.  The significant charge-offs in real estate-construction as compared to the size of our real estate construction portfolio led to an increased ALL requirement for this category.  The real estate-mortgage charge-offs increased significantly over 2008; however, the ALL allocated to this category declined in 2009 as compared to 2008 due to the decline in southwest Florida loans in this category where we require a higher allowance.

First Busey does not originate or hold any Alt-A or subprime loans or investments.

The Company’s allowance for loan losses has two components, a component based upon probable but unidentified losses inherent in our loan portfolio and a component based upon individual review of nonperforming, substandard or other loans identified as at risk for loss.  Our nonperforming loans, which consist of nonaccrual loans and 90+ days past due loans, are designated as impaired as defined by accounting and regulatory guidance, and are evaluated for probable loss on an individual basis.  Following regular evaluation, at least quarterly, the loans are either charged down to their individual fair values or allocated specific amounts within the ALL.

Impaired loans are reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using a combination of observable inputs, including recent appraisals discounted for collateral specific changes and current market conditions and unobservable inputs based on customized discounting criteria.  Due to the significant and rapid decline in real estate valuations in southwest Florida, valuations of collateral in this market are largely based upon current market conditions and unobservable inputs, which typically indicate a value less than appraised value.

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

Probable but unidentified losses inherent in our portfolio are estimated through a combination of quantitative and qualitative factors.  Quantitative factors primarily relate to the Company’s historical loss experience.  Qualitative factors include general macro and micro economic factors in the Company’s markets, including economic conditions throughout the Midwest and southwest Florida, and in particular, the state of certain industries.  Additional qualitative factors include portfolio composition, charge-off and delinquency trends, management and staff composition, loan review results, weighted loan grading, specific industry economics and internal and external audit results.

Charge-offs and non-performing loans increased significantly during 2009 as compared to 2008 or any prior periods.  The increased levels of charge-offs and delinquency trends, together with continued general economic uncertainty, have led to an increased reserve requirement.

During 2009, we added qualitative factors for the weighted grading of our loan portfolio and a specific factor related to our hotel industry loans, which were $138.4 million at December 31, 2009.  During 2008 and through 2009, the weighted loan grading of our loan portfolio deteriorated due to the challenging economic conditions.  We believe this trend warranted inclusion in our qualitative factors as the risk of default should increase as the loan grade deteriorates.  During 2009, we noted the hotel industry faced significant challenges regardless of market.  We placed a specific qualitative factor related to hotel industry on our hotel industry loans due to the risk inherent in these loans.

Our qualitative allocation of our allowance for loan losses relating to the southwest Florida market has declined during 2009 due to the increase in the portion of the southwest Florida loan portfolio that is reviewed specifically for impairment.  The southwest Florida market’s overall economic condition deteriorated rapidly during 2008 and did not improve significantly in 2009.  The rapid deterioration of the market led to a substantial qualitative portion of our allowance for loan losses attributable to the uncertainty of southwest Florida market in 2008 and into 2009.  Although the uncertainty has yet to subside for the southwest Florida market, as we increase the number and amount of loans within our southwest Florida loan portfolio that are reviewed individually for impairment, the need for the significant qualitative allocation to the southwest Florida market has declined due to the decrease in the performing portion of our southwest Florida loan portfolio.  Additionally, the loan sale decreased our southwest loan portfolio which decreased certain qualitative factors associated with the southwest Florida market.

Overall, our qualitative factors decreased slightly primarily due to the reduction of our loan portfolio in southwest Florida and the stabilization of the inflow of impaired loans.

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

Our provision for loan losses was $251.5 million during 2009 compared to $98.3 million in 2008 and $14.5 million in 2007.  The increase in provision expense during 2009 and 2008 is reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.  The increase in the provision expense is primarily related to the southwest Florida markets.  See further discussion of the non-performing loans, including geographic allocations, under the Non-performing Loans section.

Sensitive assets include non-accrual loans, loans on our classified loan reports and other loans identified as having more than reasonable potential for loss.  Management reviews sensitive assets on at least a quarterly basis for changes in the customers’ ability to pay and changes in valuation of underlying collateral in order to estimate probable losses.  The majority of these loans are being repaid in conformance with their contracts.

Non-performing Loans

It is management’s policy to place commercial and mortgage loans on non-accrual status when interest or principal is 90 days or more past due.  Such loans may continue on accrual status only if they are both well-secured and in the process of collection.

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

	2009	2008	2007	2006	2005
	(dollars in thousands)
Non-accrual loans	$82,133	$68,347	$15,370	$5,763	$4,483
Loans 90 days past due and still accruing	4,166	15,845	4,710	2,002	1,420
Total non-performing loans	$86,299	$84,192	$20,080	$7,765	$5,903

Repossessed assets	$17,190	$15,786	$2,026	$720	$236
Other assets acquired in satisfaction of debts previously contracted	51	8	2	1	1
Total non-performing other assets	$17,241	$15,794	$2,028	$721	$237

Total non-performing loans and non-performing other assets	$103,540	$99,986	$22,108	$8,486	$6,140
Non-performing loans to loans, before allowance for loan losses	3.09%	2.58%	0.66%	0.40%	0.34%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	3.71%	3.07%	0.72%	0.44%	0.35%

Asset quality by general loan classification between commercial loans (including most real estate loans, except for 1-4 family mortgages, and commercial and industrial loans) and retail loans (including 1-4 family mortgages), and geography is presented in the following table as of December 31, 2009.  Loans on non-accrual status are presented.  Following loans on non-accrual status is information related to loans on non-accrual status, including amounts charged off through December 31, 2009, including 2009 and prior periods, and specific allocations of the allowance for loan losses (ALL) related to these loans.  Last, information related to our loans 90+ days past due, but still accruing interest, is also presented.

	Balance	Illinois	Indiana	Florida	Commercial and Commercial Real Estate	Retail and Consumer
	(dollars in thousands)
Non-accrual loans	$82,133	$24,009	$18,089	$40,035	$66,462	$15,671

Partial charge offs on non-accrual loans	$104,169	$10,304	$11,825	$82,040	$97,102	$7,067

Specific allocation of ALL	$1,850	$150	$600	$1,100	$1,850	$—

90+ days past due	$4,166	$4,022	$—	$144	$1,528	$2,638

We experienced significant deterioration in our loan portfolio during 2009 and 2008.  Total non-performing assets were $103.5 million at December 31, 2009, compared to $100.0 million at December 31, 2008.  Overall, the majority of the non-performing loans continued to be in the southwest Florida market.  While retail non-performing loans are significant in the southwest Florida market, $11.4 million, due to that market’s severe economic downturn, commercial loans make up the majority of our non-performing assets.  The commercial non-performing loans are primarily commercial real estate and commercial real estate construction and development loans.  Non-performing loans by category and geography are as follows:

	December 31, 2009
	Illinois	Florida	Indiana
	(dollars in thousands)
Non-accrual
Commercial	$5,339	$263	$4,200
Real estate construction	3,913	23,089	7,010
Real estate - 1 to 4 family residential mortgage	6,540	11,641	291
Real estate - multifamily mortgage	318	—	—
Real estate - non-farm nonresidential mortgage	7,872	5,007	6,588
Installment	27	35	—
Total non-accrual	$24,009	$40,035	$18,089

90 + days past due
Commercial	$19	$—	$—
Real estate construction	357	—	—
Real estate - 1 to 4 family residential mortgage	2,830	—	—
Real estate - multifamily mortgage	545	—	—
Real estate - non-farm nonresidential mortgage	249	144	—
Installment	22	—	—
Total 90+ days past due	$4,022	$144	$—
Total non-performing loans	$28,031	$40,179	$18,089

Busey Bank charged off $104.2 million of principal balance on loans that were on non-accrual status at December 31, 2009.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but gross of related specific allowance allocations of allowance.  In summary, if we had not charged off the $104.2 million in loans, our non-accrual loans would have been that amount greater than the $82.1 million.

A loan is considered to be impaired when, based on current information and events, it is probable we will not be able to collect all amounts due.  The accrual of interest income on impaired loans is discontinued when there is reasonable doubt as to the borrower’s ability to meet contractual payments of interest or principal.  Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

The gross interest income that would have been recorded in the years ended December 31, 2009, 2008 and 2007 if the non-accrual loans had been current in accordance with their original terms was $12.9 million, $4.9 million, and $2.5 million, respectively.  The amount of interest collected on those loans that was included in interest income was $3.8 million, $3.0 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

	December 31, 2009	December 31, 2008
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$29,754	$40,947
30 – 89 days past due	787	4,657
Included in non-performing loans	9,370	4,114
Total	$39,911	$49,718

All restructured loans are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $127.7 million at December 31, 2009 and $113.9 million at December 31, 2008. Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of December 31, 2009, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Other Interest-bearing Assets

No other interest-bearing assets are categorized as impaired.

Deposits

As indicated in the following table, average noninterest-bearing deposits as a percentage of average total deposits increased to 13.3% for the year ended December 31, 2009, from 11.5% for the year ended December 31, 2008, which was an increase from 10.5% for the year ended December 31, 2007. The increase in noninterest-bearing deposits in 2009 reflected the unlimitied FDIC coverage on noninterest-bearing deposits and the declining interest rate environment for interest-bearing deposits during 2008.

	Year Ended December 31,
	2009			2008			2007
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Noninterest-bearing demand deposits	$445,842	13.3%	0.00%	$376,929	11.5%	0.00%	$266,721	10.5%	0.00%
Interest-bearing demand Deposits	31,344	0.9%	0.31%	34,703	1.1%	0.78%	51,127	2.0%	2.51%
Savings/Money Market	1,286,092	38.2%	0.71%	1,390,741	42.4%	1.41%	1,118,667	44.2%	2.70%
Time deposits	1,600,067	47.6%	3.18%	1,477,494	45.0%	4.15%	1,094,285	43.3%	4.82%
Total	$3,363,345	100.0%	1.79%	$3,279,867	100.0%	2.48%	$2,530,800	100.0%	3.33%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2009 had the following maturities (dollars in thousands):

Under 3 months	$107,014
3 to 6 months	93,611
6 to 12 months	143,753
Over 12 months	94,571
Total	$438,949

Brokered certificates of deposit had the following maturities at December 31, 2009 (dollars in thousands):

Under 3 months	$60,178
3 to 6 months	24,724
6 to 12 months	48,556
Over 12 months	39,063
Total	$172,521

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

	Federal funds purchased	Securities sold under agreements to repurchase	Other short-term borrowings
	(dollars in thousands)
2009
Balance, December 31, 2009	$—	$142,325	$—
Weighted average interest rate at end of period	—%	0.50%	—%
Maximum outstanding at any month end	$34,100	$162,329	$83,000
Average daily balance	$2,070	$149,143	$38,904
Weighted average interest rate during period (1)	0.53%	0.73%	2.92%

2008
Balance, December 31, 2008	$—	$182,980	$83,000
Weighted average interest rate at end of period	—%	1.05%	2.78%
Maximum outstanding at any month end	$90,050	$182,980	$142,000
Average daily balance	$25,691	$145,972	$85,301
Weighted average interest rate during period (1)	2.25%	2.33%	2.75%

2007
Balance, December 31, 2007	$36,525	$166,594	$10,523
Weighted average interest rate at end of period	3.79%	3.94%	6.08%
Maximum outstanding at any month end	$36,525	$166,594	$21,023
Average daily balance	$8,639	$95,796	$4,343
Weighted average interest rate during period (1)	5.36%	4.20%	6.40%

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

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold.  The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period.  Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash and due from banks	$82,535	$105,655	$70,979
Interest-bearing bank deposits	58,605	673	222
Federal funds sold	279	9,835	27,608
Total	$141,419	$116,163	$98,809
Percent of average total assets	3.3%	2.7%	3.1%

Our primary sources of funds consist of cash from operations, capital raises, investment maturities and sales, and deposits.  Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank.

We have an operating line in the amount of $20.0 million, all of which was available at December 31, 2009 compared to a $35.0 million line of credit in 2008, of which $7.0 was available as of December 31, 2008.  Long-term liquidity needs will be satisfied primarily through the retention of capital funds.

An additional source of liquidity that can be managed for short-term and long-term needs is our ability to securitize or package loans (primarily mortgage loans) for sale.  During 2009, we originated $694.8 million and sold $679.9 million in mortgage loans held for sale compared to originations of $270.8 million and sales of $279.0 million in 2008, and originations of $238.3 million and sales of $232.2 million in 2007.  As of December 31, 2009 and 2008, we held $29.2 million and $14.2 million in loans held for sale, respectively.

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

Additionally, as noted earlier, we raised $216.9 million, net, in preferred and common equity during 2009.  In addition to providing increased liquidity, the capital raises allowed us to recapitalize the Bank, which had seen capital levels drop while absorbing loan losses.  Our bank is well capitalized under regulatory standards at December 31, 2009. However, due to the significant losses at our banking subsidiary, we do not expect to request dividends from the bank in the near future.  Therefore, the additional liquidity at the parent company level will be maintained to serve as the primary funding source for parent company operations, including the payment of dividends to our common stockholders.

Our banking subsidiary routinely enters into commitments to extend credit in the normal course of its business.  As of December 31, 2009 and 2008, we had outstanding loan commitments including lines of credit of $544.6 million, and $705.2 million, respectively.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Please see Note 20 — Commitments, Contingencies and Credit Risk for further description of our off-balance sheet arrangements.

We entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2009.

				Junior
				Subordinated
		Short- and		Debt Owed to
	Certificates of	Long-term	Operating	Unconsolidated
	Deposit	Borrowing	Leases	Trusts	Total
	(dollars in thousands)

2010	$1,063,727	$29,917	$2,693	$—	$1,096,337
2011	209,959	32,742	2,285	—	244,986
2012	89,839	12,417	1,424	—	103,680
2013	37,421	7,000	558	—	44,979
2014	18,870	—	416	—	19,286
Thereafter	625	—	1,841	55,000	57,466
Total	$1,420,441	$82,076	$9,217	$55,000	$1,566,734

Commitments to extend credit					$563,591

Net cash flows provided by operating activities totaled $51.4 million, $81.4 million and $36.5 million in 2009, 2008 and 2007, respectively.  Significant items affecting the cash flows provided by operating activities include net income (loss), depreciation and amortization expense, the provision for loan losses, 2009 and 2008 goodwill impairment, deferred income taxes, security gains and activities related to the origination and sale of mortgage loans held for sale.  Net cash used in mortgage loan originated was $2.6 million and $2.9 million in 2009 and 2007, respectively. Net cash provided by mortgage loans originated totaled $12.6 million in 2008.

Net cash provided by investing activities was $278.9 million in 2009. Net cash used in investing activities totaled $313.3 million and $1.7 million in 2008 and 2007, respectively.  The primary reasons for investing activities providing cash to the Company in 2009 is the reduction in loans and investment securities. We did not invest in, but rather shrank our balance sheet during 2009.  Significant activities affecting cash flows from investing activities are those activities associated with managing First Busey’s investment portfolio, loans held in our portfolio, and subsidiary or business unit acquisition and divestiture activities.  During 2007, the merger with Main Street provided cash and the associated divestiture used cash of $53.5 million and $80.8 million, respectively, for a net cash used in merger and associated divestiture during 2007 of $27.3 million. The net loan portfolio decline was $211.4 million in 2009 as compared to growth of $274.5 million and $100.9 million, in 2008 and 2007, respectively.

Net cash used in financing activities during 2009 was $313.4 million as compared to net cash provided by financing activities of $296.9 million and $27.1 million in 2008 and 2007, respectively.  The cash used in financing activities in 2009 reflected our large decline in higher cost funding sources such as borrowings and time deposits.  Significant items affecting cash flows from financing activities are deposits, short-term borrowings, and long-term debt.  Non-acquisition related deposits, which are First Busey’s primary funding source shrank $335.6 million in 2009, as compared to growth of $299.5 million in 2008 and $40.6 million in 2007.  Due to a declining rate environment for long-term rates over the past three years, we utilized primarily federal funds, repurchase agreements and short-term borrowings for financing needs.  However, our balance sheet shrank during 2009 which led to decreased utilization of outside funding.  We did not repurchase any of our common stock in 2009, but repurchased $10.6 million and $11.2 million of our common stock in 2008 and 2007, respectively.

Capital Resources

We are considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2009, we had a total capital to total risk-weighted asset ratio of 11.93%, a Tier 1 capital to risk-weighted asset ratio of 10.63% and a Tier 1 leverage ratio of 7.96%; Busey Bank had ratios of 11.13%, 9.84%, and 7.37%, respectively.

Common Stock Issuance

On September 30, 2009, we completed an underwritten public common stock offering by issuing 20,700,000 shares of our common stock at a public offering price of $4.00 per share.  The net proceeds after deducting underwriting discounts and commissions and estimated offering expenses were $78.1 million.

Series A Mandatorily Convertible Preferred Stock Issuance and Subsequent Conversion

On October 29, 2009, We closed on the issuance and sale of 393 shares of Series A Mandatorily Convertible Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $100,000 per share, or $39.3 million in the aggregate.  The Series A Preferred Stock has a liquidation preference of $100,000 per share, an annual dividend of 9.0% and no voting rights.

On December 2, 2009, the Company’s stockholders approved an amendment to the Company’s restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 shares to 100,000,000 shares and approved the conversion of the shares of the Series A Preferred Stock issued into shares of common stock at $4.00 per share, the same price at which the shares of common stock were issued in the underwritten public offering, resulting in an additional 9,825,000 common shares outstanding.  Following the conversion, no shares of Series A Preferred Stock were outstanding.

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

Warrant Reduction

In conjunction with the closing of the underwritten public common offering and the closing of the Series A Preferred Stock, Treasury reduced the warrant issued in conjunction with the Series T Preferred Stock by half pursuant to the terms of the warrant.  The reduction reduced the number of shares subject to exercise under the warrant to 573,833.

Regulatory Considerations

In accordance with Federal Reserve Board regulations in effect on December 31, 2005, First Busey is allowed, for regulatory purposes, to include all $55.0 million of the outstanding cumulative trust preferred securities in Tier 1 capital (as defined by regulation).  In March, 2005, the Federal Reserve Board issued final regulations allowing for the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, but with further restrictions on the amount of trust preferred securities and other restricted core capital elements that may be included in Tier 1 capital.  The final rule allows for a transition period to March 31, 2009, which has been extended to March 31, 2011, for application of the new limits.  If those limitations had been in effect at December 31, 2009, First Busey would have been allowed to include all of the cumulative trust preferred securities in Tier 1 capital.  If First Busey were unable to include cumulative trust preferred securities in Tier 1 capital, the remainder would be included in Tier 2 capital.  First Busey would have exceeded all regulatory minimum capital ratios if the newly adopted regulations had been in effect on December 31, 2009.

New Accounting Pronouncements

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 became effective for the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009 and are included in Note 17 -  Employee Benefit Plans.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009 and did not have a significant impact on the Company’s financial statements.

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

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company.  While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items.  Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices.  As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation.  For additional information regarding interest rates and changes in net interest income see Average Balance Sheets and Interest Rates and Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

First Busey’s subsidiary bank, Busey Bank, has an asset-liability committee which meet at least quarterly to review current market conditions and attempt to structure the bank’s balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

The asset-liability committee use gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods. The Funds Management Policies established by the asset-liability committees and approved by First Busey’s Board of Directors establish guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of December 31, 2009.

	Rate Sensitive Within
	1-30 Days	31-90 Days	91-180 Days	181 Days – 1 Year	Over 1 Year	Total
	(dollars in thousands)
Interest-bearing deposits	$128,818	$—	$—	$—	$—	$128,818
Investment securities
U.S. Treasuries and Agencies	—	39,000	41,080	45,540	221,192	346,812
States and political subdivisions	1,890	2,025	2,185	7,151	69,295	82,546
Other securities	6,276	7,655	10,462	17,664	117,371	159,428
Loans (net of unearned interest)	766,563	169,516	186,348	336,862	1,333,534	2,792,823
Total rate-sensitive assets	$903,547	$218,196	$240,075	$407,217	$1,741,392	$3,510,427

Interest-bearing transaction deposits	$126,118	$—	$—	$—	$—	$126,118
Savings deposits	165,693	—	—	—	—	165,693
Money market deposits	990,598	—	—	—	—	990,598
Time deposits	187,435	151,147	274,127	456,134	351,599	1,420,441
Repurchase agreements	136,004	2,135	1,100	3,086	—	142,325
Long-term debt	14,251	9,000	11,000	5,500	42,325	82,076
Junior subordinated debt owed to unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,620,099	$187,282	$286,227	$464,720	$423,924	$2,982,252
Rate-sensitive assets less rate-sensitive liabilities	$(716,552)	$30,914	$(46,152)	$(57,503)	$1,317,468	$528,175
Cumulative Gap	$(716,552)	$(685,638)	$(731,790)	$(789,293)	$528,175
Cumulative amounts as a percentage of total rate-sensitive assets	-20.41%	-19.53%	-20.85%	-22.48%	15.05%
Cumulative Ratio	0.56	0.62	0.65	0.69	1.18

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $716.6 million in the 1-30 day repricing category as more liabilities were subject to repricing during that time period than assets were subject to repricing within that same time period.  On a cumulative basis, the gap remains liability sensitive through one year as our liabilities subject to repricing exceed our assets subject to repricing every period through one year.  The composition of the gap structure as of December 31, 2009, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

The asset-liability committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  Other factors influence the effect of interest-rate fluctuations on First Busey’s net interest margin.  For example, a decline in interest rates may lead borrowers to repay their loans more rapidly which could mitigate some of the expected benefit of the decline in interest rates when negatively gapped.  Conversely, a rapid rise in interest rates could lead to a decrease in the net interest margin if the increased rates on loans and other interest-earning assets are fixed or lower than those on interest-bearing deposits and other liabilities.

The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, and + 200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability balances remain constant at December 31 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  The model also uses industry based decay rates on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a rising and declining rate environment.  As of December 31, 2009, due to the current interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.  Utilizing this measurement concept the interest-rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates was as follows:

	Basis Point Changes
	-200	-100	+100	+200
December 31, 2009	NA	NA	(2.29)%	(2.56)%

December 31, 2008	NA	NA	3.08%	5.27%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of +/- 10% change in net interest margin in a 1-year time frame for interest rate shocks of +/- 100 basis points and +/- 15% change in net interest margin in a 1-year time frame for interest rate shocks of  +/- 200 basis points.  As indicated in the table above, First Busey is within this targeted range on a consolidated basis.

Item 8.  Financial Statements and Supplementary Data

The financial statements are presented beginning on page 71.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of December 31, 2009, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

McGladrey & Pullen, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Busey Corporation and subsidiaries and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Champaign, Illinois

March 16, 2010

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

December 2009 Stockholders Meeting

A Special Meeting of Stockholders of First Busey Corporation, a Nevada corporation, was held at Busey Bank, 100 W. University Avenue, Champaign, Illinois, on Wednesday, December 2, 2009, at 6:30 p.m., central time.  The meeting was called to seek stockholder approval for three proposals, which were as follows:

1. to approve an amendment to the amended and restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 shares, par value $0.001, to 100,000,000 shares, par value $0.001 per share;

2. to approve the issuance of 9,825,000 shares of our Common Stock, par value $0.001 per share, upon the conversion of 393 shares of our Series A Convertible Preferred Stock;

3. to approve the adjournment of the special meeting.

At the meeting, over a majority of the outstanding shares of common stock were voted in favor of amending the articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 shares, par value $0.001, to 100,000,000 shares, par value $0.001 per share.  Additionally, over a majority of the shares of common stock present at the meeting were voted in favor of the issuance of 9,825,000 shares of the Company’s common stock upon the conversion of 393 shares of our Series A Convertible Preferred Stock.  No other matters were voted upon at the meeting.

As a result of the vote, on December 3, 2009, the Company amended its amended and restated articles of incorporation to increase the number of authorized shares of common stock to 100,000,000 shares, par value $0.001; and, on that same date, the Company converted 393 shares of Series A Convertible Preferred Stock into 9,825,000 shares of the Company’s common stock.  As of December 3, 2009, following the issuance of the common stock, the Company had 66,340,892 shares of common stock issued and outstanding and no shares of Series A Convertible Preferred Stock remained outstanding.

Results of the voting were as follows, shares in thousands:

Proposal 1			Proposal 2			Proposal 3
For	Against	Abstain	For	Against	Abstain	For	Against	Abstain
48,569	1,263	194	40,425	805	219	48,120	1,582	323

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Option Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2009. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock option plans is presented in Note 18 — Stock Incentive Plans in the notes to the consolidated financial statements included in Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,592,755	$16.12	300,000
Equity compensation plans not approved by stockholders	—	—	—
Total	1,592,755	$16.12	300,000

In conjunction with our September 2009 common stock offering, we reduced the number of securities remaining for future issuance under equity compensation plans to 300,000 shares.

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

First Busey Corporation Index to Financial Statements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Champaign, Illinois on March 16, 2010.

FIRST BUSEY CORPORATION
BY	//VAN A. DUKEMAN//
Van A. Dukeman
Chief Executive Officer and President

BY	//BARBARA J. HARRINGTON//
Barbara J. Harrington
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2010.

Signature	Title
//VAN A.DUKEMAN//	Chief Executive Officer and President
Van A. Dukeman	(Principal Executive Officer)

//GREGORY B. LYKINS//	Chairman
Gregory B. Lykins

//JOSEPH M. AMBROSE//	Director
Joseph M. Ambrose

//DAVID J. DOWNEY//	Director
David J. Downey

//DAVID L. IKENBERRY//	Director
David L. Ikenberry

//E. PHILLIPS KNOX//	Director
E. Phillips Knox

//V. B. LEISTER, JR.//	Director
V. B. Leister, Jr.

//AUGUST C. MEYER, JR.//	Director
August C. Meyer, Jr.

//DOUGLAS C. MILLS//	Director
Douglas C. Mills

//GEORGE T. SHAPLAND//	Director
George T. Shapland

Part IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated into this report by reference.

Stockholders may obtain a copy of any of the exhibits, upon payment of a reasonable fee, by writing to First Busey Corporation, Corporate Secretary, at 100 W. University, Champaign, IL  61820, or by visiting the SEC’s EDGAR database at http://www.sec.gov.  The Company’s SEC file number is 0-15950.

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with the Amendment to Articles of Incorporation, dated July 31, 2007 (filed as Exhibit 3.1 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

3.2

Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, as filed with the Secretary of State of the State of Nevada on March 4, 2009 (filed as Exhibit 3.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.3

Certificate of Designation for Convertible Cumulative Preferred Stock, Series A (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on October 27, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.4

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

4.1

Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series T (filed as Exhibit 4.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

4.2

Warrant to Purchase Common Stock, dated March 6, 2009 (filed as Exhibit 4.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.1

First Busey Corporation 1993 Restricted Stock Award Plan (filed as Appendix E to First Busey’s definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

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

10.6

First Busey Corporation amendment to credit agreement with JPMorgan Chase, N.A., (filed as Exhibit 99.1 to First Busey’s Form 8-K dated November 7, 2007, filed with the Commission on November 13, 2007 (Commission File No. 0-15950), and incorporated herein by reference)

10.7

First Busey Corporation amendment to credit agreement with JPMorgan Chase, N.A., (filed as Exhibit 99.1 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.8

Continuing Pledge Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A., dated as of January 4, 2010 (previously filed as Exhibit 99.2 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.9

First Busey Corporation line of credit note with JPMorgan Chase, N.A., (filed as Exhibit 99.2 to First Busey’s Form 8-K dated November 7, 2007, filed with the Commission on November 13, 2007 (Commission File No. 0-15950), and incorporated herein by reference)

10.10

Letter agreement between First Busey Corporation and Douglas C. Mills, dated September 20, 2006 (previously filed as Exhibit 99.3 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein)

10.11

Letter agreement between First Busey Corporation and David D. Mills, dated September 20, 2006 (previously filed as Exhibit 99.5 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein)

10.12

Letter agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (previously filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein)

10.13

Letter agreement between First Busey Corporation and Lee H. O’Neill, dated July 31, 2007 (previously filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 1, 2007, and incorporated by reference herein)

10.14

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (previously filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031))

10.15

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (previously filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031))

10.16

Employment agreement by and between Main Street Trust, Inc. and David B. White (previously filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031))

10.17

Main Street Trust, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 on November 29, 2000, and incorporated by reference herein (SEC File No. 333-50890))

10.18

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031))

10.19

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031))

10.20	Letter agreement between Main Street Trust, Inc. and David B. White, dated September 20, 2006

(previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031))

10.21

Employment agreement by and between First Busey Corporation and Thomas Good (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the period ended March 31, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

10.22

Underwriting Agreement between First Busey Corporation and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, dated September 24, 2009 (filed as Exhibit 1.1 to First Busey’s Form 8-K dated September 24, 2009, and filed with the Commission September 29, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.23

Amended and Restated Credit Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A. dated as of May 31, 2009 (filed as Exhibit 99.1 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.24

First Busey Corporation Line of Credit Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.2 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.25

First Busey Corporation Term Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.3 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.26

Letter Agreement, dated March 6, 2009, between First Busey and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached as Exhibit A thereto, with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (filed as Exhibit 10.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.27

Side Letter, dated March 6, 2009, between First Busey and the United States Department of the Treasury (filed as Exhibit 10.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.28

Form of Waiver, executed by each of First Busey’s senior executive officers (filed as Exhibit 10.3 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.29

Form of Omnibus Amendment, executed by First Busey and each of First Busey’s senior executive officers (filed as Exhibit 10.4 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

14.1

First Busey Corporation Code of Ethics (filed as Exhibit 14.1 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (Registration 0-015950), and incorporated herein by reference)

21.1	List of Subsidiaries of First Busey Corporation*

23.1	Consent of McGladrey & Pullen, LLP*

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer*

99.1	Certification of Chief Executive Officer pursuant to Section 111(b) of EESA *

99.2	Certification of Chief Financial Officer pursuant to Section 111(b) of EESA *

* Filed herewith

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Busey Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of First Busey Corporation’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Champaign, Illinois March 16, 2010

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(dollars in thousands)
ASSETS
Cash and due from banks	$207,071	$190,113
Securities available for sale	588,786	654,130
Loans held for sale (fair value 2009 $29,736; 2008 $14,452)	29,153	14,206
Loans (net of allowance for loan losses 2009 $100,179; 2008 $98,671)	2,663,491	3,144,704
Premises and equipment	77,528	81,732
Goodwill	20,686	228,863
Other intangible assets	23,644	28,005
Cash surrender value of bank owned life insurance	35,750	34,530
Other assets	168,743	83,810
Total assets	$3,814,852	$4,460,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$468,230	$378,007
Interest-bearing	2,702,850	3,128,686
Total deposits	3,171,080	3,506,693
Securities sold under agreements to repurchase	142,325	182,980
Short-term borrowings	—	83,000
Long-term debt	82,076	134,493
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	36,243	43,110
Total liabilities	3,486,724	4,005,276

Commitments and contingencies (Note 20)

Stockholders’ Equity
Preferred stock, $.001 par value, authorized 1,000,000 shares; issued and outstanding - 2009 Series T, 100,000 shares, $1,000 liquidation value; 2008 none	99,460	—
Common stock, $.001 par value, authorized 100,000,000 shares; shares issued — 2009 68,071,497; 2008 37,546,497	68	38
Surplus	510,198	393,005
Retained earnings (deficit)	(256,976)	85,810
Accumulated other comprehensive income	8,812	9,837
Total stockholders’ equity before treasury stock and unearned ESOP shares	361,562	488,690

Common stock shares in treasury, at cost — 2009 1,650,605; 2008 1,651,887	(32,183)	(32,205)
Unearned ESOP shares — 2009 60,000; 2008 80,000	(1,251)	(1,668)
Total stockholders’ equity	328,128	454,817
Total liabilities and stockholders’ equity	$3,814,852	$4,460,093

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$161,971	$195,121	$178,700
Interest and dividends on investment securities:
Taxable interest income	19,265	21,407	18,670
Non-taxable interest income	3,352	3,768	3,195
Federal funds sold	—	188	1,338
Total interest income	184,588	220,484	201,903

Interest expense:
Deposits	60,079	81,208	84,197
Federal funds purchased and securities sold under agreements to repurchase	1,093	3,973	4,485
Short-term borrowings	1,136	2,345	278
Long-term debt	4,900	6,134	7,407
Junior subordinated debt owed to unconsolidated trusts	2,901	3,488	4,038
Total interest expense	70,109	97,148	100,405
Net interest income	114,479	123,336	101,498
Provision for loan losses	251,500	98,250	14,475
Net interest income (loss) after provision for loan losses	(137,021)	25,086	87,023

Other income:
Trust fees	12,817	13,445	10,041
Remittance processing	13,032	12,115	4,466
Service charges on deposit accounts	12,358	12,075	9,033
Commissions and brokers’ fees, net	1,843	2,764	2,553
Other service charges and fees	4,728	4,546	3,912
Gain on sales of loans	12,379	4,357	3,232
Security gains, net	130	605	3,718
Other	8,649	6,513	4,737
Total other income	65,936	56,420	41,692

Other expenses:
Salaries and wages	44,519	46,861	37,311
Employee benefits	9,086	10,699	8,357
Net occupancy expense of premises	9,886	9,600	7,449
Furniture and equipment expenses	7,288	8,232	4,834
Data processing	7,922	6,855	5,299
Amortization of intangible assets	4,361	4,518	2,503
FDIC insurance	8,095	1,632	315
Goodwill impairment	208,164	22,601	—
OREO expense	4,356	2,359	484
Other	24,018	21,664	17,753
Total other expenses	327,695	135,021	84,305
Income (loss) before income taxes	(398,780)	(53,515)	44,410
Income taxes	(75,667)	(15,568)	12,933
Net income (loss)	$(323,113)	$(37,947)	$31,477
Preferred stock dividends and discount accretion	4,767	—	—
Income (loss) available for common shareholders	$(327,880)	$(37,947)	$31,477

Basic earnings (loss) per share	$(7.85)	$(1.06)	$1.13
Diluted earnings (loss) per share	$(7.85)	$(1.06)	$1.13

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands, except per share data)

				Accumulated
				Other		Unearned
	Common		Retained	Comprehensive	Treasury	ESOP
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Total
Balance, January 1, 2007	$22	$46,632	$144,956	$5,494	$(11,830)	$—	$185,274

Comprehensive Income:
Net Income	—	—	31,477	—	—	—	31,477
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $577	—	—	—	—	—	—	878
Reclassification adjustment, net of tax benefit of $1,478	—	—	—	—	—	—	(2,240)
Other comprehensive loss, net of tax benefit of $901	—	—	—	(1,362)	—	—	(1,362)
Comprehensive Income	—	—	—	—	—	—	30,115

Issuance of 15,461,076 shares of common stock for merger of Main Street Trust, Inc.	16	345,827	—	—	—	—	345,843

Purchase of 549,800 shares of treasury stock	—	—	—	—	(11,218)	—	(11,218)
Issuance of 45,559 shares of treasury stock for option exercise and related tax benefit	—	(349)	—	—	749	—	400
Cash dividends common stock at $0.77 per share	—	—	(19,248)	—	—	—	(19,248)
Employee stock ownership plan shares acquired	—	—	—	—	—	(2,085)	(2,085)
Stock based employee compensation	—	616	—	—	—	—	616
Balance, December 31, 2007	$38	$392,726	$157,185	$4,132	$(22,299)	$(2,085)	$529,697

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands, except per share data)

				Accumulated
				Other		Unearned
	Common		Retained	Comprehensive	Treasury	ESOP
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Total
Balance, December 31, 2007	$38	$392,726	$157,185	$4,132	$(22,299)	$(2,085)	$529,697

Comprehensive Income:
Net loss	—	—	(37,947)	—	—	—	(37,947)
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $4,033	—	—	—	—	—	—	6,067
Reclassification adjustment, net of tax benefit of $243	—	—	—	—	—	—	(362)
Other comprehensive loss, net of tax benefit of $3,760	—	—	—	5,705	—	—	5,705
Comprehensive loss	—	—	—	—	—	—	(32,242)

Purchase of 562,500 shares of treasury stock	—	—	—	—	(10,622)	—	(10,622)

Issuance of 41,321 shares of treasury stock for option exercise and related tax benefit	—	257	—	—	716	—	973
Cash dividends common stock at $0.80 per share	—	—	(28,680)	—	—	—	(28,680)
Employee stock ownership plan shares allocated	—	(67)	—	—	—	417	350
Stock based employee compensation	—	89	—	—	—	—	89
Cumulative effect of change in accounting principle for split-dollar life insurance arrangements	—	—	(4,748)	—	—	—	(4,748)
Balance, December 31, 2008	$38	$393,005	$85,810	$9,837	$(32,205)	$(1,668)	$454,817

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2008	$—	$38	$393,005	$85,810	$9,837	$(32,205)	$(1,668)	$454,817

Comprehensive loss:
Net loss	—	—	—	(323,113)	—	—	—	(323,113)
Other comprehensive income, net of tax:
Unrealized net holding losses arising during the period, net of tax benefit of $621	—	—	—	—	—	—	—	(947)
Reclassification adjustment, net of tax benefit of $51	—	—	—	—	—	—	—	(78)
Other comprehensive loss, net of tax of benefit $672	—	—	—	—	(1,025)	—	—	(1,025)
Comprehensive loss	—	—	—	—	—	—	—	(324,138)

Issuance of 100,000 shares of preferred stock and warrants	99,213	—	787	—	—	—	—	100,000
Issuance of 30,525,000 shares of common stock as result of common stock public offering, net of offering costs	—	30	116,824	—	—	—	—	116,854
Issuance of 1,282 shares of treasury stock for option exercise and related tax benefit	—	—	(32)	—	—	22	—	(10)
Cash dividends common stock at $.40 per share	—	—	—	(15,153)	—	—	—	(15,153)
Employee stock ownership plan shares allocated	—	—	(280)	—	—	—	417	137
Stock based employee compensation	—	—	141	—	—	—	—	141
Preferred stock dividends and warrant accretion	247	—	(247)	(4,520)	—	—	—	(4,520)
Balance, December 31, 2009	$99,460	$68	$510,198	$(256,976)	$8,812	$(32,183)	$(1,251)	$328,128

See accompanying notes to consolidated financial statements

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Net (loss)/income	$(323,113)	$(37,947)	$31,477
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based and non-cash compensation	141	89	616
Depreciation and amortization	12,249	11,913	8,048
Provision for loan losses	251,500	98,250	14,475
Fair value adjustment on employee stock ownership plan shares allocated	(280)	(67)	—
Provision for deferred income taxes	(46,502)	(23,666)	(2,171)
Amortization (accretion) of security premiums and discounts, net	5,160	2,236	(1,503)
Security gains, net	(130)	(605)	(3,718)
Gain on sales of loans, net	(12,379)	(4,357)	(3,232)
Settlement of post retirement benefit liabilities	(2,021)	—	—
Increase in cash surrender value of bank owned life insurance	(1,220)	(1,809)	(1,482)
Net loss (gain) on sale of OREO properties	1,596	(162)	(28)
Goodwill impairment	208,164	22,601	—
(Decrease) increase in deferred compensation	28	1,396	(2,544)
Change in assets and liabilities:
(Increase) decrease in other assets	(33,635)	(4,891)	2,387
(Decrease) increase in other liabilities	(5,596)	5,820	(2,844)
Net cash provided by operating activities before loan originations and sales	53,962	68,801	39,481

Loans originated for sale	(694,812)	(270,768)	(238,410)
Proceeds from sales of loans	692,244	283,342	235,475

Net cash provided by operating activities	51,394	81,375	36,546

Cash Flows from Investing Activities Securities available for sale:
Purchases	(205,119)	(355,923)	(466,461)
Proceeds from sales	17,030	31,285	68,433
Proceeds from maturities	244,861	288,764	498,456
Proceeds from sale of Federal Reserve Stock	1,845	—	—
Decrease in federal funds sold	—	459	39,041
Decrease (increase) in loans	211,365	(274,529)	(100,936)
Purchases of premises and equipment	(4,817)	(10,351)	(14,698)
Proceeds from sales of premises and equipment	1,133	1,624	248
Proceeds from sale of OREO properties	12,631	5,324	1,507
Net payments for divestiture of branches	—	—	(80,751)
Purchase of subsidiary, net of cash and due from banks acquired	—	—	53,461

Net cash provided by (used in) investing activities	278,929	(313,347)	(1,700)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in certificates of deposit	$(350,353)	$400,356	$12,790
Net (decrease) increase in demand deposits, money market and savings accounts	14,740	(100,861)	27,833
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase	(40,655)	(20,139)	51,582
Net (payments on) proceeds from short-term borrowings	(83,000)	72,477	(14,500)
Proceeds from long-term debt	—	25,000	—
Principal payments on long-term debt	(52,000)	(41,000)	(20,825)
Proceeds from issuance of CPP preferred stock and warrants	100,000	—	—
Proceeds from issuance of common stock, net	116,854	—	—
Cash dividends paid	(18,951)	(28,680)	(19,248)
Purchase of treasury stock	—	(10,622)	(11,218)
Proceeds from sales of treasury stock	—	326	652

Net cash (used in) provided by financing activities	(313,365)	296,857	27,066

Net increase in cash and due from banks	16,958	64,885	61,912
Cash and due from banks, beginning	190,113	125,228	63,316

Cash and due from banks, ending	$207,071	$190,113	$125,228

FIRST BUSEY CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(dollars in thousands)

Purchase of Subsidiaries:
Common stock issued, including fair value of stock options assumed	$—	$—	$347,805
Cash payment	—	—	2,418
Total purchase price	$—	$—	$350,223

Assets acquired:
Cash and due from other banks	$—	$—	$55,879
Federal funds sold	—	—	39,500
Securities available for sale	—	—	344,245
Loans, net of allowance for loan losses of $12,847	—	—	1,002,114
Premises and equipment	—	—	30,679
Cash surrender value of bank owned life insurance	—	—	11,462
Goodwill	—	—	193,845
Other intangible assets	—	—	31,280
Other assets	—	—	31,217
Liabilities assumed:
Noninterest-bearing deposits	—	—	(208,221)
Interest-bearing deposits	—	—	(1,045,461)
Securities sold under agreements to repurchase	—	—	(96,767)
Short-term borrowings	—	—	(23)
Long-term debt	—	—	(13,000)
Deferred tax liability	—	—	(5,694)
Other liabilities	—	—	(20,832)
	$—	$—	$350,223

Cash payments for:
Interest	$76,073	$98,301	$101,130
Income taxes	$—	$11,900	$19,800

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	$18,348	$19,817	$3,076
Employee stock ownership plan shares allocated	$417	$417	$—
Long-term debt proceeds used to purchase ESOP shares	$—	$—	$2,085
Non-cash stock option activity	$22	$169	$252
Dividends accrued	$722	$—	$—

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

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation

The consolidated financial statements include the accounts of First Busey Corporation, representing the merger of the former Main Street Trust, Inc. with First Busey Corporation and its subsidiaries: Busey Bank, representing the August 2009 merger of Busey Bank, N.A. into Busey Bank and the November 2007 combination of the former Main Street Bank & Trust with Busey Bank, and its subsidiary FirsTech, Inc.; First Busey Resources, Inc. (dissolved May 2008); Busey Wealth Management, Inc. and its subsidiaries: Busey Trust Company, First Busey Securities, Inc. (dissolved December 2007), Busey Insurance Services, Inc. (dissolved December 2007), and Busey Capital Management, Inc.  The Company and its subsidiaries may maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements also exclude the following wholly-owned entities on a deconsolidated basis:  First Busey Statutory Trust II, First Busey Statutory Trust III and First Busey Statutory Trust IV.

The consolidated financial statements of First Busey Corporation have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practice within the banking industry.

Use of estimates

In preparing the accompanying consolidated financial statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, including valuation of real estate and other collateral, ability to realize our deferred tax assets and the fair value of reporting unit goodwill.

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiaries, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.  Busey Trust Company had assets under care of $3.4 billion and $3.5 billion at December 31, 2009 and 2008, respectively.

Cash flows

For purposes of the consolidated statement of cash flows, cash and due from banks include cash on hand and amounts due from banks.  Cash flows from Federal funds purchased and sold, short-term borrowings, and securities sold under agreements to repurchase are reported net, since their original maturities are less than three months.  Cash flows from loans and deposits are also reported net.

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

Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) is more likely than not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

The Company also evaluates whether the decline in fair value of an equity security is temporary or other-than-temporary.  In determining whether an unrealized loss on an equity security is temporary or other-than-temporary, management considers various factors including the magnitude and duration of the impairment, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the equity security to forecasted recovery.

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in securities available for sale in the balance sheets. The Corporation is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to cost, and no impairment has been recorded during 2009, 2008, or 2007.

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

Interest accrued in the current year but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income.  Interest accrued during the prior year but not collected for loans that are placed on non-accrual status or charged off is charged against the allowance for loan losses.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific and general components.  The specific component considers loans that are classified as impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying amount of that loan.  The general component covers non-classified loans and classified loans not considered impaired, and is based on historical loss experience adjusted for qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss experience.

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

Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement.  All restructured loans are considered impaired in determining the adequacy of the adequacy of the allowance for loan loss.

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

Other real estate owned

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost.  Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.  Other real estate owned included in other assets was $17.2 million and $15.8 million as of December 31, 2009 and 2008, respectively.

Goodwill

Costs in excess of the fair value of identifiable net assets acquired are recorded as goodwill during the purchase accounting process.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date.  The Company utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  Due to the current economic conditions, including declines in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

During 2009, the Company recorded a full impairment of the goodwill associated with its banking operations totaling $208.2 million.  During 2008, the Company recorded a full impairment of goodwill associated with Busey Bank, N.A. in the amount of $22.6 million.  See Note 9 — Goodwill and Other Intangible Assets for further discussion.

Cash surrender value of bank-owned life insurance

The Company has purchased life insurance policies on certain executives and senior officers.  Life insurance is recorded at its cash surrender value.

ASC Topic 715, “Compensation—Retirement Benefits” required that an employer recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agreed to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agreed to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period. The new authoritative guidance under ASC Topic 715 was adopted by the Company on January 1, 2008, at which time, the Company recorded a $4.7 million cumulative effect adjustment to retained earnings along with an associated liability for post-employment benefits in accordance with ASC Topic 715.  During 2008, the Company recorded $0.4 million of expense related to post-employment life insurance benefits.

During 2009, the bank recorded a $2.0 million gain related to a partial settlement of the ASC Topic 715 post retirement obligations.   In conjunction with the partial settlement, the ongoing expense associated with the new authoritative guidance under ASC Topic 715 was insignificant.

Transfers of financial assets

Transfers of financial assets are accounted for as sales only when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a modest benefit to the transferor, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2006.  The provision for income taxes is based on income as reported in the financial statements.

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance of $2.4 million for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2009, although there is no guarantee that those assets will be recognizable in future periods.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2009 and 2008.

At December 31, 2009, the Company was under examination by the Internal Revenue Service for tax years 2007 and 2008.  Although not finalized, the Company has accrued $1.1 million within other expenses in anticipated adjustments as a result of the examination.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income (loss) or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2009.

Stock-based employee compensation

The Company has two stock-based employee compensation plans, which have been in existence for all periods presented, and which are more fully described in Note 18.  A third plan was assumed in the merger with Main Street Trust, Inc.

Stock based compensation cost recognized includes compensation costs for all share-based payments based on the grant-date fair value.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options are to be presented as financing cash flows.  The Company had no excess cash inflows during the years ended December 31, 2009, 2008 and 2007.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions.  Such models require the use of subjective assumptions, including expected stock price volatility.  In management’s opinion, such valuation models may not necessarily provide the best single measure of option value.

Segment disclosure

Operating segments are components of a business that (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) for which discrete financial information is available. The Company’s segments are its three primary operating subsidiaries Busey Bank, FirsTech and Busey Wealth Management,

Earnings per share

Basic earnings per share are computed by dividing net income (loss) available to common shareholders for the year by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  The calculation of the diluted loss per share for the year ended December 31, 2009 and 2008 does not reflect the assumed exercise of potentially dilutive stock options because the effect would have been anti-dilutive due to the net loss for the period.

The following reflects net income (loss) per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2009	2008	2007
	(dollars and shares in thousands, except per share data)
Net income (loss) available to common shareholders	$(327,880)	$(37,947)	$31,477

Basic average common shares outstanding	41,788	35,838	27,779
Dilutive potential due to stock options	—	—	145

Average number of common shares and dilutive potential common shares outstanding	41,788	35,838	27,924

Basic net income (loss) per share	$(7.85)	$(1.06)	$1.13

Diluted net income (loss) per share	$(7.85)	$(1.06)	$1.13

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.  There were no significant subsequent events for the year ended December 31, 2009 through the date of these financial statements.

Impact of new financial accounting standards

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.   The adoption did not have an impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009 and did not have a significant impact on the Company’s financial statements.

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

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Note 2.  Business Combinations

Main Street Trust, Inc.

Following the close of business on July 31, 2007, the Company completed its merger of equals (the merger) transaction with Main Street Trust, Inc. (Main Street), a $1.5 billion financial holding company serving downstate Illinois.  As a result of the merger, all Main Street shareholders received shares of the Company’s common stock in a fixed exchange ratio of 1.55 shares of the Company for each share of Main Street, totaling 15.5 million shares valued at $22.17 per share.  The value of the shares was calculated based upon the average closing price of First Busey Corporation stock for the two trading days surrounding the announcement date.  The total purchase price, including acquisition expenses and the fair value of converted stock options, was $350.9 million.

The merger was accounted for under the purchase method of accounting, which resulted in goodwill of $197.2 million equaling the excess of the purchase price over the fair value of identifiable assets.  During 2008, the purchase price and resultant amount allocated to goodwill increased by $0.9 million related to an adjustment of the value of the converted Main Street stock options.  During 2008, goodwill related to the merger increased by $2.7 million as a result of finalization of merger related accruals. Identifiable intangible assets of $31.3 million were recorded related to core deposit and customer relationship intangibles.  The identifiable intangible assets are being amortized using accelerated methods over a period of 10 years.

Five months of earnings of Main Street Bank & Trust and FirsTech are included in the financial statements of the Company for the year ended December 31, 2007.  Main Street Bank & Trust, Main Street’s banking subsidiary, was combined with Busey Bank in November 2007.

Note 3.  Cash and Due from Banks

The Company’s bank subsidiary is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand.  The required reserve balances as of December 31, 2009 and 2008 were approximately $3.0 million and $5.3 million, respectively.

Busey Bank has established a clearing balance requirement with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services.  As of December 31, 2009 and 2008, the clearing balance requirements totaled $2.8 million.  These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services.  The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

The Company maintains its cash in deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 4.  Securities

The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2009:
U.S. Treasury securities	$710	$72	$—	$782
Obligations of U.S. government corporations and agencies	339,023	7,401	(394)	346,030
Obligations of states and political subdivisions	80,229	2,480	(163)	82,546
Mortgage-backed securities	131,229	4,058	(2)	135,285
Corporate debt securities	1,662	63	(4)	1,721
	552,853	14,074	(563)	566,364
Mutual funds and other equity securities	2,163	1,113	—	3,276
Federal Home Loan Bank stock	19,146	—	—	19,146

	$574,162	$15,187	$(563)	$588,786

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2008:
U.S. Treasury securities	$716	$42	$—	$758
Obligations of U.S. government corporations and agencies	394,496	13,611	—	408,107
Obligations of states and political subdivisions	92,907	652	(1,365)	92,194
Mortgage-backed securities	122,747	2,488	(17)	125,218
Corporate debt securities	3,159	14	(76)	3,097
	614,025	16,807	(1,458)	629,374
Mutual funds and other equity securities	2,324	1,141	(168)	3,297
Federal Home Loan Bank and Federal Reserve Bank stock	21,459	—	—	21,459

	$637,808	$17,948	$(1,626)	$654,130

The amortized cost and fair value of debt securities available for sale as of December 31, 2009, by contractual maturity, are shown below.  Mutual funds and other equity securities, and Federal Home Loan Bank and Federal Reserve Bank stock do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$117,939	$119,520
Due after one year through five years	257,013	264,412
Due after five years through ten years	73,055	74,621
Due after ten years	104,846	107,811
	$522,853	$566,364

Gains and losses related to sales of securities are summarized as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Gross security gains	$345	$611	$3,918
Gross security losses	(215)	(6)	(200)

Net security gains	$130	$605	$3,718

The tax provision (benefit) for these net realized gains and losses was insignificant for the year ended December 31, 2009 and was $0.2 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively.

Investment securities with carrying amounts of $400.3 million and $515.9 million on December 31, 2009 and 2008, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2009:
Obligations of U.S. government corporations and agencies	$53,357	$394	$—	$—	$53,357	$394
Obligations of states and political subdivisions	5,772	24	5,759	139	11,531	163
Mortgage-backed securities	427	2	—	—	427	2
Corporate debt securities	—	—	96	4	96	4
Total temporarily impaired securities	$59,556	$420	$5,855	$143	$65,411	$563

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2008:
Obligations of states and political subdivisions	$48,662	$1,321	$2,075	$44	$50,737	$1,365
Mortgage-backed securities	3,573	17	—	—	3,573	17
Corporate debt securities	1,991	57	181	19	2,172	76
Subtotal, debt securities	$54,226	$1,395	$2,256	$63	$56,482	$1,458

Mutual funds and other equity securities	161	118	9	50	170	168
Total temporarily impaired securities	$54,387	$1,513	$2,265	$113	$56,652	$1,626

The total number of securities in the investments portfolio in an unrealized loss position as of December 31, 2009, and December 31, 2008 were 42 and 164, respectively.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Note 5.  Loans

The composition of loans is as follows:

	December 31,
	2009	2008
	(dollars in thousands)

Commercial	$390,358	$455,592
Real estate construction	328,052	743,371
Real estate - farmland	62,049	54,337
Real estate - 1 to 4 family residential mortgage	657,738	715,853
Real estate - multifamily mortgage	276,303	278,345
Real estate - non-farm nonresidential mortgage	934,803	893,011
Installment	70,569	59,692
Agricultural	42,687	41,781
	2,762,559	3,241,982
Plus net deferred loan origination costs	1,111	1,393
	2,763,670	3,243,375
Less allowance for loan losses	100,179	98,671

Net loans	$2,663,491	$3,144,704

Generally, loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

Geographic distribution of loans excluding loans held for sale and deferred loan fees, by call report category, is as follows:

	December 31, 2009
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$339,410	$15,246	$35,702
Real estate construction	181,021	91,934	55,097
Real estate - farmland	57,703	4,346	—
Real estate - 1 to 4 family residential mortgage	492,355	145,619	19,764
Real estate - multifamily mortgage	268,304	4,016	3,983
Real estate - non-farm nonresidential mortgage	713,688	165,522	55,593
Installment	68,474	1,660	435
Agricultural	42,687	—	—
Total	$2,163,642	$428,343	$170,574

	December 31, 2008
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$407,102	$14,589	$33,901
Real estate construction	336,535	349,123	57,713
Real estate - farmland	50,338	3,999	—
Real estate - 1 to 4 family residential mortgage	525,000	168,534	22,319
Real estate - multifamily mortgage	257,584	17,710	3,051
Real estate - non-farm nonresidential mortgage	656,870	183,720	52,421
Installment	56,764	2,471	457
Agricultural	41,781	—	—
Total	$2,331,974	$740,146	$169,862

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

	December 31,
	2009	2008
	(dollars in thousands)

Total loans 90 days past due and still accruing
Illinois/ Indiana	$4,022	$14,561
Florida	144	1,284
	4,166	15,845

Total non-accrual loans
Illinois/ Indiana	$42,098	$8,425
Florida	40,035	59,922
	82,133	68,347
Total non-performing loans	$86,299	$84,192

Impaired loan totals in the categories below are net of partial charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Impaired loans for which a specific allowance has been provided	$5,273	$25,850	$3,252
Impaired loans for which no specific allowance has been provided	97,128	45,097	12,118
Restructured loans determined to be impaired	30,541	45,604	9

Total loans determined to be impaired	$132,942	$116,551	$15,379

Allowance for loan loss for impaired loans included in the allowance for loan losses	$1,850	$6,665	$650
Average recorded investment in impaired loans	$163,476	$81,882	$10,734

The gross interest income that would have been recorded in the years ended December 31, 2009, 2008 and 2007 if the non-accrual loans had been current in accordance with their original terms was $12.9 million, $4.9 million and $2.5 million, respectively. The amount of interest collected on non-accrual loans that was included in interest income was $3.8 million, $3.0 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms.  Restructurings generally include one or more of the following restructuring options; interest-only, interest rate reduction, change in interest rate and payment deferral.  Restructured loans in compliance with modified terms are classified as impaired in the schedule above.

Note 6.  Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Balance, beginning of year	$98,671	$42,560	$23,588
Addition due to acquisition	—	—	12,847
Provision for loan losses	251,500	98,250	14,475
Recoveries applicable to loan balances previously charged off	3,590	758	994
Loan balances charged off	(253,582)	(42,897)	(9,344)

Balance, end of year	$100,179	$98,671	$42,560

Note 7.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying consolidated balance sheets.  These unpaid principal balances were $1.09 billion and $691.4 million as of December 31, 2009 and 2008, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.   Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2009 and 2008, was $4.2 million and $2.2 million, respectively.  The fair values of these servicing rights were $6.3 million and $4.4 million, respectively, at December 31, 2009 and 2008.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Mortgage servicing rights capitalized	$3,379	$663	$651
Mortgage servicing rights acquired	$—	$—	$1,871
Mortgage servicing rights amortized	$1,424	$807	$923

Note 8.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2009	2008
	(dollars in thousands)

Land and improvements	$23,752	$24,519
Buildings and improvements	61,841	62,912
Furniture and equipment	36,781	36,920
	122,374	124,351
Less accumulated depreciation	44,846	42,619
Total premises and equipment	$77,528	$81,732

Depreciation expense was $7.9 million, $7.4 million, and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 9: Goodwill and Other Intangibles Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is our operating segments. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Based on the impairment testing performed at December 31, 2009, Busey Wealth Management and FirsTech did not have indicators of potential impairment based on the estimated fair value of those operating segments.

Based upon interim impairment testing in the third quarter of 2009, Busey Bank indicated potential impairment and was subjected to the second step of goodwill impairment testing. Busey Bank experienced significant operating losses driven by the deterioration in the real estate markets, primarily due to its presence in southwest Florida through its loan production office.  The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the fair value of Busey Bank.  As a result of applying the second step of the impairment test, all remaining goodwill associated with our banking operations was fully impaired, totaling $208.2 million, including $3.4 million related to our banking operations but held at the parent company level.

Based upon the impairment testing in the fourth quarter of 2008, Busey Bank, N.A. indicated potential impairment and was subjected to the second step of goodwill impairment testing. Busey Bank, N.A. experienced two consecutive years of operating losses driven by the deterioration in the real estate markets in southwest Florida.  The operating losses and the effects of the current economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the fair value of Busey Bank, N.A.  As a result of applying the second step of the impairment test, Busey Bank, N.A. recorded goodwill impairment of $22.6 million in 2008.

The remaining goodwill is associated with the operations of Busey Wealth Management and FirsTech, which both have sustained quarter and annual profits to date. However, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  The evaluation may result in further impairment.

During 2008, the Company recorded additional goodwill of $3.7 million related to the finalization of certain accruals related to the Main Street merger.

Changes in the carrying amount of goodwill by operating segment during 2009 are as follows:

	Balance at December 31, 2008	Tax Benefit Recognition(1)	Impairment	Balance at December 31, 2009
	(dollars in thousands)
Goodwill:
Busey Bank	$204,800	$—	$(204,800)	$—
FirsTech	8,992	—	—	8,992
Busey Wealth Management	11,694	—	—	11,694
All Other	3,377	(13)	(3,364)	—
Total Goodwill	$228,863	$(13)	$208,164	$20,686

Changes in the carrying amount of goodwill by operating segment during 2008 are as follows:

	Balance at January 1, 2008	Purchase Accounting Adjustments	Tax Benefit Recognition(1)	Impairment	Balance at December 31, 2008
	(dollars in thousands)
Goodwill:
Busey Bank	$201,273	$3,527	$—	$—	$204,800
Busey Bank, N.A.	22,601	—	—	(22,601)	—
FirsTech	8,992	—	—	—	8,992
Busey Wealth Management	11,694	—	—	—	11,694
All Other	3,404	136	(163)	—	3,377
Total Goodwill	$247,964	$3,663	$(163)	$(22,601)	$228,863

(1) — A portion of goodwill has been allocated to the anticipated future benefit resulting from exercises of stock options assumed in the merger with Main Street Trust, Inc.  As the stock options are exercised, the associated tax benefit is deducted from the allocated goodwill, which was zero and $1.8 million at December 31, 2009 and 2008, respectively.

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 10 years.  Other intangible asset disclosures are as follows:

	Balance at December 31, 2008	Amortization	Balance at December 31, 2009
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$18,593	$3,063	$15,530
Customer relationship intangibles	9,412	1,298	8,114
	$28,005	$4,361	$23,644

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2009:
Gross carrying amount	$34,836	$11,320
Accumulated amortization	19,306	3,206
	$15,530	$8,114

Estimated amortization expense:
2010	$2,809	$1,256
2011	2,321	1,212
2012	2,194	1,141
2013	2,046	1,057
2014	1,867	1,014
Thereafter	4,293	2,434
	$15,530	$8,114

Note 10.  Deposits

The composition of deposits is as follows:

	December 31,
	2009	2008
	(dollars in thousands)
Demand deposits, noninterest-bearing	$468,230	$378,007
Interest-bearing transaction deposits	126,118	92,542
Savings deposits	165,693	153,967
Money market deposits	990,598	1,111,383
Time deposits	1,420,441	1,770,794
Total	$3,171,080	$3,506,693

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $438.9 million and $597.9 million at December 31, 2009 and 2008, respectively.  Brokered deposits of $172.5 million and $306.9 million are included in the balance of time deposits as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2010	$1,063,727
2011	209,959
2012	89,839
2013	37,421
2014	18,870
Thereafter	625
$1,420,441

Note 11.  Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased are short-term borrowings that generally mature between one and ninety days.  The Company had no federal funds purchased at December 31, 2009 and 2008.  Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature either daily or within one year from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The underlying securities are held by the Company’s safekeeping agent.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Balances of securities sold under agreements to repurchase were $142.3 million and $183.0 million as of December 31, 2009 and 2008, respectively.  The weighted average interest rate for securities sold under agreements to repurchase was 0.50% and 1.05% as of December 31, 2009 and 2008, respectively.

Note 12.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.  Federal Home Loan Bank (FHLB) of Chicago advances are collateralized by all U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate and FHLB of Chicago stock not pledged to others.  The interest rates on the short-term FHLB of Chicago borrowings are generally fixed.  The Company had no short-term FHLB advances outstanding at December 31, 2009 and $55.0 million outstanding as of December 31, 2008.  The rate was 3.21% on December 31, 2008.

At December 31, 2009, First Busey Corporation had an operating line in the amount of $20.0 million from its primary correspondent bank.  The line, which is collateralized by the outstanding shares of Busey Bank, matures on May 31, 2010.  The interest rate on advances from the line of credit is at LIBOR + 2.50%. The Company had no outstanding amounts on its operating line at December 31, 2009 and $28.0 million outstanding on its operating line at December 31, 2008.  The rate was 1.94% on December 31, 2008.

Note 13.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2009	2008
	(dollars in thousands)
Notes payable, JPMorgan Chase N.A., interest payable quarterly:

$2,085,000 term loan, ESOP related, at LIBOR + 1.15% (effective rate of 1.38% and 1.25% at December 31, 2009 and 2008, respectively), annual payments of $417,000, began December 2008, loan matures December 15, 2012	$1,251	$1,668

$13,000,000 term loan at LIBOR plus 2.75% (effective rate of 2.98% and 2.19% at December 31, 2009 and 2008, respectively), amount due on June 1, 2011	13,000	30,000

Notes payable, Federal Home Loan Banks of Chicago and Atlanta, collateralized by all otherwise unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate loans and Federal Home Loan Bank stock.	67,825	102,825

	$82,076	$134,493

In connection with the $13.0 million term loan, amended and restated effective September 30, 2009, the Company has agreed, among other things, not to incur at the holding company level additional debt, pledge as collateral any personal or real property, dispose of assets exceeding ten percent of the consolidated assets of the Company, become a guarantor of otherwise liable for debts of any other person, purchase the assets of or merge with another institution without prior consent of the lender.  Additionally, the Company has agreed to maintain an annualized return on average total assets of 0.40% commencing the calendar quarter ending March 31, 2010, a consolidated non-performing asset ratio of not greater than 6.00% and to maintain sufficient capital to be classified as “well capitalized” on both a consolidated basis and at the individual bank level.  As of December 31, 2009, the Company was in compliance with covenants noted above.

The $13.0 million term loan calls for annual payments of $4.0 million in June.

Our ESOP loan is collateralized by the unallocated shares of the plan and guaranteed by the Company.  Our $13.0 million term loan is collateralized by the outstanding shares of Busey Bank.

As of December 31, 2009, funds borrowed from the Federal Home Loan Bank, listed above, consisted of fixed-rate advances maturing through May 2013, with interest rates ranging from 3.93% to 5.54%.  The weighted average rate on these long-term advances was 4.82% and 4.38% as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, the scheduled maturities of long-term debt, in thousands, are as follows:

2010	$29,917
2011	32,742
2012	12,417
2013	7,000
2014	—
$82,076

Note 14.  Junior Subordinated Debt Owed to Unconsolidated Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2009:

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which has been extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of December 31, 2009, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

Note 15.  Capital

Common Stock Issuance

On September 30, 2009, the Company completed an underwritten public common stock offering by issuing 20,700,000 shares of the Company’s common stock at a public offering price of $4.00 per share.  The net proceeds after deducting underwriting discounts and commissions and estimated offering expenses was $78.1 million.

Series A Mandatorily Convertible Preferred Stock Issuance and Subsequent Conversion

On October 29, 2009, the Company closed on the issuance and sale of 393 shares of Series A Mandatorily Convertible Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $100,000 per share, or $39.3 million in the aggregate.  The Series A Preferred Stock had a liquidation preference of $100,000 per share, an annual dividend of 9.0% and no voting rights.

On December 2, 2009, the Company’s stockholders approved an amendment to the Company’s restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 shares to 100,000,000 shares and approved the conversion of the shares of the Series A Preferred Stock issued in the private placement into shares of common stock at $4.00 per share, the same price at which the shares of common stock were issued in the underwritten public offering, resulting in an additional 9,825,000 common shares outstanding.   Following the conversion, no shares of Series A Preferred Stock remained outstanding.

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

Warrant Reduction

In conjunction with the closing of the underwritten public common offering and the closing of the Series A Preferred Stock, Treasury reduced the warrant issued in conjunction with the Series T Preferred Stock by half pursuant to the terms of the warrant.  The reduction reduced the number of shares subject to exercise under the warrant to 573,833.

Regulatory Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, our banking subsidiary sustained significant losses over the prior two years resulting in pressure on capital, which has been enhanced through injections by the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant retained earnings deficit and the Company’s desire to maintain a strong capital position at Busey Bank, we do not anticipate any dividends being paid out of the bank in the near future.  Further, until which time retained earnings has been restored, we will need to request permission from the Bank’s primary regulator to pay any dividends out of the bank.

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s or the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the federal and state regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s classification.  The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008, are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009:

Total Capital (to Risk Weighted Assets)
Consolidated	$341,344	11.93%	$228,964	8.00%	N/A	N/A
Busey Bank	$316,895	11.13%	$227,685	8.00%	$284,606	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$304,272	10.63%	$114,482	4.00%	N/A	N/A
Busey Bank	$280,020	9.84%	$113,843	4.00%	$170,764	6.00%

Tier I Capital (to Average Assets)
Consolidated	$304,272	7.96%	$152,978	4.00%	N/A	N/A
Busey Bank	$280,020	7.37%	$152,043	4.00%	$190,054	5.00%

As of December 31, 2008:

Total Capital (to Risk Weighted Assets)
Consolidated	$296,295	8.88%	$266,913	8.00%	N/A	N/A
Busey Bank	$301,396	10.02%	$240,736	8.00%	$300,919	10.00%
Busey Bank, N.A.	$38,655	11.84%	$26,125	8.00%	$32,656	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$253,449	7.60%	$133,457	4.00%	N/A	N/A
Busey Bank	$262,862	8.74%	$120,368	4.00%	$180,552	6.00%
Busey Bank, N.A.	$34,394	10.53%	$13,063	4.00%	$19,594	6.00%

Tier I Capital (to Average Assets)
Consolidated	$253,449	6.14%	$165,211	4.00%	N/A	N/A
Busey Bank	$262,862	7.08%	$148,440	4.00%	$185,549	5.00%
Busey Bank, N.A.	$34,394	8.14%	$16,900	4.00%	$21,125	5.00%

Note 16.  Income Taxes

The components of income taxes consist of:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Current	$(29,165)	$8,098	$15,104
Deferred	(46,502)	(23,666)	(2,171)

Total income tax (benefit) expense	$(75,667)	$(15,568)	$12,933

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of operations is as follows:

	Years Ended December 31,
	2009	2008	2007
	% of	% of	% of
	Pretax	Pretax	Pretax
	Loss	Income	Income

Income tax (benefit) at statutory rate	(35.0)%	(35.0)%	35.0%
Effect of:
Goodwill impairment	18.3%	14.8%	—%
Tax-exempt interest, net	(0.3)%	(2.6)%	(2.6)%
State income taxes, net	(2.1)%	(2.4)%	1.3%
Income on bank owned life insurance	(0.3)%	(0.7)%	(0.9)%
ESOP dividends	—%	(0.6)%	(0.7)%
Income tax credits	—%	(0.8)%	—%
Other, net	0.4%	(1.8)%	(3.0)%

	(19.0)%	(29.1)%	29.1%

Net deferred taxes, included in other assets at December 31, 2009 and 2008 in the accompanying balance sheets, include the following amounts of deferred tax assets and liabilities:

	2009	2008
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$39,445	$38,984
Stock-based compensation	498	447
Loan adjustments	273	312
Deferred compensation	2,361	1,888
Accrued vacation	376	383
Employee costs	1,182	1,542
Other	718	221
	$44,853	$43,777

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$(5,813)	$(6,485)
Other	(2,312)	(1,472)
Basis in premises and equipment	(3,791)	(4,184)
Mortgage servicing assets	(1,652)	(891)
Basis in core deposit and customer intangibles	(9,191)	(10,873)
Deferred loan origination costs	(438)	(550)
	$(23,197)	$(24,455)

Net operating loss carryforward	44,840	—

Net deferred tax asset	$66,496	$19,322

At December 31, 2009, the Company had Federal and Illinois net operating loss carryforwards of $44.8 million, which are available to offset future taxable income. These net operating loss carryforwards will expire in 2030.

The Company also had Indiana and Florida net operating loss carryforwards of $2.4 million, which will begin to expire in 2030. Due to the uncertainty as to whether we will be able to realize the Indiana and Florida carryforwards, the Company recorded a valuation allowance of $2.4 million related to these net operating loss carryforwards.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2009, although there is no guarantee that those assets will be recognizable in future periods.

Note 17.  Employee Benefit Plans

Employees’ Stock Ownership Plan

The First Busey Corporation Employees’ Stock Ownership Plan (ESOP) is available to all full-time employees who meet certain age and length of service requirements.  The ESOP trust fund is able to purchase common shares of the Company using the proceeds of bank borrowings which are generally secured by the common shares.  The borrowings are to be repaid using fully deductible contributions to the trust fund.  As the ESOP makes each payment of principal, an appropriate percentage of stock will be allocated to eligible employees’ accounts in accordance with applicable regulations under the Internal Revenue Code.  Allocations of common stock released and forfeitures are based on the eligible compensation of each participant.  Dividends on allocated shares of common stock are distributed directly to the participants, and dividends on unallocated shares are used to service the bank borrowings.  All shares held by the ESOP, which were acquired prior to the issuance of FASB ASC Topic 718-40, “Employee Stock Ownership Plans” (ASC 718-40), are included in the computation of average common shares and common share equivalents.  This accounting treatment is grandfathered under ASC 718-40 for shares purchased prior to December 31, 1992.

In December 2007, the ESOP trust fund borrowed $2.1 million and purchased 100,000 shares of the Company’s stock.

Compensation expense for shares released is equal to the fair market value of the shares when released. No shares were released during 2007.  During 2009 and 2008, $0.1 million and $0.4 million, respectively, of compensation expense was recognized for the ESOP, releasing 20,000 shares to participant accounts in each year. Compensation expense related to the ESOP is included in the chart below under “Employee Benefits”.  Compensation expense related to the ESOP, including related interest expense was $0.1 million and $0.5 million, in the years ended December 31, 2009 and 2008, respectively.  There was no ESOP related expense recorded in 2007.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 833,456 worth $3.2 million and 938,190 worth $17.1 million at December 31, 2009 and 2008, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2009		2008
		Fair		Fair
	Shares	Value	Shares	Value
	(dollars in thousands)
Allocated shares	222,236	$865	229,744	$4,191
Unallocated shares	60,000	233	80,000	1,459

Total	282,236	$1,098	309,744	$5,650

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

The rights of the participants vest ratably over a seven-year period, except for the 401(k) match portion, which vests immediately.  Contributions to the plan were $1.7 million, $2.6 million and $2.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Employee benefits	$1,826	$2,992	$2,427
Interest on employee stock ownership plan debt	25	95	—

Total employer contributions	$1,851	$3,087	$2,427

First Busey Corporation sponsors deferred compensation plans for executive officers for deferral of performance bonuses.  The deferred compensation expense reported was $0.2 million for each of the years ended December 31, 2009, 2008, and 2007.  The deferred compensation liability was $4.3 million at December 31, 2009 and 2008.

Note 18.  Stock Incentive Plans

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

In August 2007, the outstanding stock options under the former Main Street Trust, Inc.’s 2000 stock incentive plan were converted to options to purchase shares of the Company’s stock in accordance with the merger agreement.  The Company does not plan to issue additional share-based compensation from the Main Street 2000 stock incentive plan.

In conjunction with the September 2009 common stock offering and subsequent to the 2009 Director Stock Option grant, the Company reduced the number of shares available for grant under its stock option plans to 100,000 shares.

Under the terms of the Company’s stock option plans, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase. The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.

The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

	2009	2008	2007
	Director	Director	Director	Employee

Number of options granted	67,500	67,500	27,000	20,000
Risk-free interest rate	2.70%	3.66%	5.05%	4.20%
Expected life, in years	4.6	4.6	4.8	4.7
Estimated Forfeiture Rate	—	—	—	—
Expected volatility	42.07%	16.00%	13.10%	11.16%
Expected dividend yield	3.92%	4.67%	3.65%	3.29%

Estimated fair value per option	$2.08	$1.62	$2.40	$2.18

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

A summary of the status of the Company’s stock option plans for the years ended December 31, 2009, 2008, and 2007, and the changes during the years ending on those dates is as follows:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(dollars in thousands, except per share data)
Outstanding at beginning of year	1,918,888	$17.11	2,033,989	$17.08	780,100	$18.50
Granted	67,500	7.53	67,500	17.12	47,000	20.55
Converted with merger	—	—	—	—	1,310,198	16.08
Exercised	(4,883)	11.29	(117,051)	15.54	(94,809)	16.46
Forfeited	(388,750)	19.56	(65,550)	18.91	(8,500)	20.03
Outstanding at end of year	1,592,755	$16.12	1,918,888	$17.11	2,033,989	$17.08

Exercisable at end of year	1,525,255	$16.50	1,831,388	$17.06	2,013,989	$17.03

Intrinsic value of options exercised during the year		$34		$550		$451
Weighted-average fair value per option for options granted during the year		$2.08		$1.62		$2.31

In 2009 and 2008, we issued 1,282 and 41,321 treasury shares, respectively, in conjunction with stock option exercises.  The difference between the number of shares issued and the number of options exercised is due to net share settlement of the options.  There were no cash proceeds from the exercise of stock options in 2009 as the one exercise was net share settled.

The following table summarizes information about stock options outstanding at December 31, 2009:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
(intrinsic value in thousands)
$7.53	67,500	$7.53	9.49		—
11.29-12.00	424,512	11.72	1.33		424,512
14.56-16.03	292,014	15.36	2.22		292,014
17.12-21.90	637,229	19.17	5.39		637,229
20.16-20.71	171,500	20.34	1.96		171,500

	1,592,755	$16.12	3.53	$—	1,525,255	$—

The Company recorded an insignificant amount of stock compensation expense during 2009 and 2008.  The Company recorded stock option based compensation expense of $0.4 million, net of $0.2 million tax benefit for the year ended December 31, 2007.   As of December 31, 2009, the Company has an insignificant amount of unrecognized stock option expense.

Restricted Stock Award Plan:

The 1993 Restricted Stock Award Plan provides for restricted stock awards of up to 675,000 shares of common stock which may be granted by the Executive Compensation and Succession Committee of the Board of Directors of the Company to certain executive officers and key personnel of First Busey Corporation and its subsidiaries.  Shares vest over a period established by the Compensation Committee at grant date and are based on the attainment of specified earnings per share and earnings growth.  As of December 31, 2009 and 2008, all shares under restriction have been released.

Compensation expense is recognized for financial statement purposes over the vesting period.  There is no unrecognized or recognized compensation expense related to this plan as of and for the years ended December 31, 2009, 2008 and 2007.

In conjunction with the September 2009 common stock offering, the Company reduced the number of shares available for grant under the 1993 Restricted Stock Award Plan to 200,000 shares.

Note 19.  Transactions with Directors and Executive Officers

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

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2009:

Balance at beginning of year	$21,607
Addition due to change in relationship	387
Deletion due to change in relationship	(300)
New loans/ advances	8,910
Repayments	(4,511)
Balance at end of year	$26,093

Total unused commitments to directors and executive officers were $1.4 million at December 31, 2009.

Note 20.  Commitments, Contingencies and Credit Risk

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

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	December 31,
	2009	2008
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$544,589	$705,231
Standby letters of credit	19,002	27,862

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

The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2009 and 2008, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

As of December 31, 2009, the Company has no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Lease Commitments

At December 31, 2009, the Company was obligated under noncancelable operating leases for office space and other commitments.  Rent expense under operating leases, included in net occupancy expense of premises, was approximately $3.1 million, $2.8 million, and $1.3 million the years ended December 31, 2009, 2008 and 2007, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2009, in thousands, are as follows:

2010	$2,693
2011	2,285
2012	1,424
2013	558
2014	416
Thereafter	1,841
$9,217

Note 21 - Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities, which are carried at fair value, effective January 1, 2008.  Prior to 2009, these valuation methodologies were applied to only financial assets and liabilities that were carried at fair value.

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

Federal Home Loan Bank stock and Federal Reserve Bank stock are carried at cost and are included in securities available for sale in the balance sheets. The Company is required to maintain these equity securities as a member of both the Federal Home Loan Bank and the Federal Reserve System, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to cost, and are not included in the table below.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
2009
Securities available-for-sale:
U.S. Treasury	$—	$782	$—	$782
U.S. government agencies and corporations	—	346,030	—	346,030
Obligations of states and political subdivisions	—	82,546	—	82,546
Mortgage-backed	—	135,285	—	135,285
Corporate debt	1,721	—	—	1,721
Mutual funds and other equity	3,276	—	—	3,276
	$4,997	$564,643	$—	$569,640

2008
Securities available-for-sale:
U.S. Treasury	$—	$758	$—	$758
U.S. government agencies and corporations	—	408,107	—	408,107
Obligations of states and political subdivisions	—	92,194	—	92,194
Mortgage-backed	—	125,218	—	125,218
Corporate debt	3,097	—	—	3,097
Mutual funds and other equity	3,297	—	—	3,297
	$6,394	$626,277	$—	$632,671

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on non-accrual status and restructured loans in compliance with modified terms.  Collateral values are estimated using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, all impaired loan fair values have been classified as level 3.

Non-financial assets and non-financial liabilities measured at fair value include foreclosed assets (upon initial recognition or subsequent impairment) and reporting units measured at fair value in the first step of a goodwill impairment test. Foreclosed assets are measured using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all foreclosed asset fair values have been classified as level 3.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
2009
Impaired loans	$—	$—	$132,942	$132,942
Foreclosed assets	—	—	17,241	17,241

2008
Impaired loans	$—	$—	$116,551	$116,551
Foreclosed assets	—	—	15,794	15,794

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for accrued interest. The methodologies for other financial assets and financial liabilities are discussed below:

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2009 and 2008, these items are insignificant.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Securities	$588,786	$588,786	$654,130	$654,130
Loans held for sale	29,153	29,736	14,206	14,452
Loans, net	2,663,491	2,697,857	3,144,704	3,150,342
Accrued interest receivable	15,286	15,286	20,405	20,405

Financial liabilities:
Deposits	$3,171,080	$3,182,759	$3,506,693	$3,513,902
Securities sold under agreements to repurchase	142,325	142,341	182,980	182,980
Short-term borrowings	—	—	83,000	83,000
Long-term debt	82,076	84,869	134,493	138,563
Junior subordinated debt owed to unconsolidated trusts	55,000	53,375	55,000	53,272
Accrued interest payable	8,091	8,091	14,055	14,055

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

Note 22.  Reportable Segments and Related Information

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

Busey Bank, N.A. information has been combined with the information presented for Busey Bank retrospectively.  The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in footnote 1.  The Company accounts for intersegment revenue and transfers at current market value.

The following summarized information relates to the Company’s reportable segments:

	Goodwill		Total Assets
As of December 31,	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Busey Bank	$—	$204,800	$3,766,612	$4,414,535
FirsTech	8,992	8,992	23,294	19,911
Busey Wealth Management	11,694	11,694	24,731	25,255
All Other	—	3,377	215	392
Totals	$20,686	$228,863	$3,814,852	$4,460,093

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)

Interest Income:
Busey Bank	$184,345	$220,106	$201,465
FirsTech	48	42	18
Busey Wealth Management	235	330	292
All Other	(40)	6	128
Total Interest Income	$184,588	$220,484	$201,903

Interest Expense:
Busey Bank	$66,275	$91,531	$94,185
FirsTech	—	—	—
Busey Wealth Management	—	—	—
All Other	3,834	5,617	6,220
Total Interest Expense	$70,109	$97,148	$100,405

Other Income:
Busey Bank	$40,085	$28,978	$27,385
FirsTech	13,128	12,293	4,589
Busey Wealth Management	12,642	14,114	9,032
All Other	81	1,035	686
Total Other Income	$65,936	$56,420	$41,692

Net Income (loss):
Busey Bank	$(320,807)	$(39,020)	$32,507
FirsTech	2,869	2,527	744
Busey Wealth Management	2,557	2,540	2,408
All Other	(7,732)	(3,994)	(4,182)
Total Net Income (loss)	$(323,113)	$(37,947)	$31,477

Note 23.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2009	2008
	(dollars in thousands)
ASSETS

Cash and due from subsidiary banks	$1,028	$1,274
Securities purchased from subsidiary under agreements to resell	27,004	—
Securities available for sale	170	803
Loans	329	386
Investments in subsidiaries:
Bank	342,759	534,947
Non-bank	21,849	22,209
Premises and equipment, net	1,454	1,761
Goodwill	—	3,377
Other assets	11,013	10,607
Total assets	$405,606	$575,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term debt	$—	$28,000
Long-term debt	13,000	30,000
Long-term ESOP debt	1,251	1,668
Junior subordinated debentures owed to unconsolidated trusts	55,000	55,000
Other liabilities	8,227	5,879
Total liabilities	77,478	120,547

Stockholders’ equity before unearned ESOP shares	329,379	456,485
Unearned ESOP shares	(1,251)	(1,668)
Total stockholders’ equity	328,128	454,817
Total liabilities and stockholders’ equity	$405,606	$575,364

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$9,200	$30,000	$37,000
Non-bank	3,000	3,750	2,275
Interest and dividend income	68	47	147
Other income	3,756	3,993	3,452
Total operating income	16,024	37,790	42,874

Expenses:
Salaries and employee benefits	3,458	4,946	4,875
Interest expense	3,900	5,645	6,238
Operating expense	6,945	2,803	1,906
Total expenses	14,303	13,394	13,019

Income before income tax benefit and distributions (in excess of) less than net income of subsidiaries	1,721	24,396	29,855

Income tax benefit	2,748	5,357	5,278

Income before distributions (in excess of) less than net income of subsidiaries	4,469	29,753	35,133

Distributions (in excess of) less than net income (loss) of subsidiaries:
Bank	(327,139)	(66,492)	(3,749)
Non-bank	(443)	(1,208)	93

Net income (loss)	$(323,113)	$(37,947)	$31,477

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(323,113)	$(37,947)	$31,477
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	360	340	140
Distributions in excess of (less than) net income of subsidiaries	327,582	67,700	3,656
Goodwill impairment	3,364	—	—
Stock-based compensation	141	89	616
Fair value adjustment on employee stock ownership plan shares allocated	(280)	(67)	—
Security gains, net	(84)	—	(1,480)
Gain on sale of assets	(17)	—	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(365)	211	100
(Decrease) increase in other liabilities	1,626	3,250	(1,851)

Net cash provided by operating activities	9,214	33,576	32,658

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	695	—	629
Purchases of securities available for sale	(75)	(19)	(249)
Securities purchased under agreements to resell, net	(27,004)	—	—
Decrease in loans	57	16	2,257
Purchases of premises and equipment, net	(36)	(383)	(289)
Investment in subsidiary, net	(136,000)	(14,957)	—
Purchase of subsidiary, net of cash and due from subsidiary bank	—	—	(14,160)

Net cash used in investing activities	(162,363)	(15,343)	(11,812)

Cash Flows from Financing Activities
Proceeds from short-term borrowings, net	—	17,500	10,500
Principal payments on long-term debt	(17,000)	—	—
Principal payments on short-term debt	(28,000)
Issuance of common stock, net	116,854	—	—
Proceeds from issuance of CPP preferred stock and warrants	100,000	—	—
Purchases of treasury stock	—	(10,622)	(11,218)
Proceeds from sales of treasury stock	—	326	652
Cash dividends paid	(18,951)	(28,680)	(19,248)
Net cash provided by (used in) financing activities	152,903	(21,476)	(19,314)

Net (decrease) increase in cash and due from subsidiary banks	(246)	(3,243)	1,532
Cash and due from subsidiary banks, beginning	1,274	4,517	2,985

Cash and due from subsidiary banks, ending	$1,028	$1,274	$4,517

Note 24.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2009
	December 31	September 30	June 30	March 31

Interest income	$44,030	$44,623	$47,628	$48,307
Interest expense	14,010	16,159	19,229	20,711
Net interest income	30,020	28,464	28,399	27,596
Provision for loan losses	54,000	140,000	47,500	10,000
Noninterest income	15,895	16,453	17,527	16,061
Noninterest expense(1)	33,930	237,758	30,156	25,851
Income (loss) before income taxes	(42,015)	(332,841)	(31,730)	7,806
Income taxes	(14,457)	(50,522)	(12,601)	1,913
Net income (loss)	$(27,558)	$(282,319)	$(19,129)	$5,893
Preferred stock dividends and discount accretion	1,681	1,356	1,343	387
Net income (loss) available to common Shareholders	$(29,239)	$(283,675)	$(20,472)	$5,506

Basic earnings per share	$(0.49)	$(7.92)	$(0.57)	$0.15
Diluted earnings per share	$(0.49)	$(7.92)	$(0.57)	$0.15

	2008
	December 31	September 30	June 30	March 31

Interest income	$52,340	$54,894	$54,693	$58,557
Interest expense	23,233	23,453	23,167	27,295
Net interest income	29,107	31,441	31,526	31,262
Provision for loan losses	75,800	8,000	12,300	2,150
Noninterest income	12,374	15,823	13,770	14,184
Noninterest expense(1)	52,397	27,325	26,937	28,093
Income (loss) before income taxes	$(86,716)	$11,939	$6,059	$15,203
Income taxes	(25,357)	3,122	1,468	5,199
Net income (loss)	$(61,359)	$8,817	$4,591	$10,004

Basic earnings per share	$(1.71)	$0.25	$0.13	$0.28
Diluted earnings per share	$(1.71)	$0.25	$0.13	$0.28

(1) — Noninterest expense in the third quarter of 2009 includes goodwill impairment of $208.2 million.

(2) - Noninterest expense in the fourth quarter of 2008 includes goodwill impairment of $22.6 million.