Form 10-Q
period 2010-03-31
FIRST BUSEY CORP /NV/
filed 2010-05-13
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 3/31/2010              Commission File No. 0-15950

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Common Stock, $.001 par value	66,360,892

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

(Unaudited)

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Assets
Cash and due from banks	$218,867	$207,071
Securities available for sale	530,215	569,640
Loans held for sale (fair value 2010 $29,749; 2009 $29,736)	29,141	29,153
Loans (net of allowance for loan losses 2010 $94,929; 2009 $100,179)	2,582,723	2,663,491
Premises and equipment	76,322	77,528
Goodwill	20,686	20,686
Other intangible assets	22,622	23,644
Cash surrender value of bank owned life insurance	36,427	35,750
Other real estate owned	18,511	17,241
Deferred tax asset, net	65,169	66,496
Other assets	101,797	104,152
Total assets	$3,702,480	$3,814,852
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$443,207	$468,230
Interest bearing	2,635,811	2,702,850
Total deposits	$3,079,018	$3,171,080

Securities sold under agreements to repurchase	133,297	142,325
Long-term debt	73,076	82,076
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	33,373	36,243
Total liabilities	$3,373,764	$3,486,724

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, issued - 2008 series T, 100,000 shares, $1,000 liquidation value;	$99,493	$99,460
Common stock, $.001 par value, authorized 100,000,000 shares; issued — 68,071,497	68	68
Additional paid-in capital	510,200	510,198
Accumulated deficit	(256,665)	(256,976)
Accumulated other comprehensive income	9,054	8,812
Total stockholders’ equity before treasury stock and unearned ESOP shares	$362,150	$361,562
Common stock shares held in treasury at cost — 1,650,605	(32,183)	(32,183)
Unearned ESOP shares — 60,000 shares	(1,251)	(1,251)
Total stockholders’ equity	$328,716	$328,128
Total liabilities and stockholders’ equity	$3,702,480	$3,814,852

Common shares outstanding at period end	66,360,892	66,360,892

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$36,036	$42,140
Interest and dividends on investment securities:
Taxable interest income	3,905	5,272
Non-taxable interest income	752	858
Dividends	—	5
Total interest income	$40,693	$48,275
Interest expense:
Deposits	$9,951	$17,817
Federal funds purchased and securities sold under agreements to repurchase	163	344
Short-term borrowings	—	499
Long-term debt	894	1,274
Junior subordinated debt owed to unconsolidated trusts	680	777
Total interest expense	$11,688	$20,711
Net interest income	$29,005	$27,564
Provision for loan losses	14,700	10,000
Net interest income after provision for loan losses	$14,305	$17,564
Other income:
Remittance processing	$2,620	$3,254
Trust fees	4,210	3,205
Commissions and brokers’ fees, net	440	519
Service charges on deposit accounts	2,733	2,858
Other service charges and fees	1,210	1,139
Gain on sales of loans	2,438	2,418
Security gains, net	742	21
Other operating income	1,901	2,708
Total other income	$16,294	$16,122
Other expenses:
Salaries and wages	$9,666	$10,629
Employee benefits	2,639	2,817
Net occupancy expense of premises	2,342	2,575
Furniture and equipment expenses	1,531	1,936
Data processing	1,896	1,732
Amortization of intangible assets	1,023	1,090
FDIC insurance expense	1,380	694
OREO expense	393	138
Other operating expenses	4,343	4,269
Total other expenses	$25,213	$25,880
Income before income taxes	$5,386	$7,806
Income taxes	1,169	1,913
Net income	$4,217	$5,893
Preferred stock dividends and discount accretion	1,282	387
Net income available to common shareholders	$2,935	$5,506
Basic earnings per common share	$0.04	$0.15
Diluted earnings per common share	$0.04	$0.15
Dividends declared per share of common stock	$0.04	$0.20

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$4,217	$5,893
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	35	36
Depreciation and amortization	2,587	2,935
Provision for loan losses	14,700	10,000
Provision for deferred income taxes	(891)	3,704
Amortization of security premiums and discounts, net	1,286	998
Security gains, net	(742)	(21)
Gain on sales of loans	(2,438)	(2,418)
Settlement of post retirement benefit liabilities	—	(2,021)
Increase in cash surrender value of bank owned life insurance	(677)	(349)
(Decrease) in deferred compensation, net	(7)	(20)
Change in assets and liabilities:
Decrease in other assets	2,638	2,816
Decrease in other liabilities	(1,077)	(4,234)
(Decrease) increase in interest payable	(1,786)	466
Decrease (Increase) in income taxes receivable	2,060	(799)
Net cash provided by operating activities before loan originations and sales	$19,905	$16,986

Loans originated for sale	(102,886)	(158,773)
Proceeds from sales of loans	105,336	106,845
Net cash provided by (used in) operating activities	$22,355	$(34,942)

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	28,364	4,627
Proceeds from maturities of securities available for sale	54,043	52,166
Purchase of securities available for sale	(43,124)	(112,695)
Proceeds from sale of other stock	—	755
Decrease in loans	61,486	27,823
Proceeds from sale of other real estate properties	3,027	1,319
Purchases of premises and equipment	(359)	(1,003)
Net cash provided by (used in) investing activities	$103,437	$(27,008)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands)
Cash Flows From Financing Activities
Net decrease in certificates of deposit	$(82,286)	$(22,812)
Net (decrease) increase in demand, money market and savings deposits	(9,776)	6,320
Cash dividends paid	(3,906)	(7,163)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(9,028)	(39,345)
Principal payments on short-term borrowings	—	(25,000)
Principal payments on long-term debt	(9,000)	(1,750)
Proceeds from issuance of CPP preferred stock and warrants	—	100,000
Net cash used in (provided by) financing activities	$(113,996)	$10,250
Net increase (decrease) in cash and due from banks	$11,796	$(51,700)
Cash and due from banks, beginning	$207,071	$190,113
Cash and due from banks, ending	$218,867	$138,413

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$13,474	$20,244
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$4,582	$2,491
Non-cash stock option activity	$—	$22
Dividends accrued	$758	$465

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)

Net income	$4,217	$5,893
Other comprehensive income, before tax:
Unrealized net gains on securities:
Unrealized net holding gains arising during period	$1,144	$55
Less reclassification adjustment for gains included in net income	(742)	(21)
Other comprehensive income, before tax	$402	$34
Income tax expense related to items of other comprehensive loss	160	13
Other comprehensive income, net of tax	$242	$21
Comprehensive income	$4,459	$5,914

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

In preparing the accompanying consolidated financial statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, including valuation of real estate and related loan collateral, and valuation allowance on the deferred tax asset.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2010 through the date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statement.

Note 2:  Recent Accounting Pronouncements

FASB ASC Topic 815, “Derivatives and Hedging.”  New authoritative accounting guidance (Accounting Standards Update No. 2010-11) under ASC Topic 815 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another.  Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The provisions of Topic 815 will be effective for the Company on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 820-10, “Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements.” New authoritative accounting guidance (Accounting Standards Update No. 2010-06) in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing — Accounting for Transfers of Financial Assets.” New authoritative accounting guidance (Accounting Standards Update No. 2009-16) under ASC Topic 860 amends prior guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  ASC Topic 860 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The provision became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

Note 3:  Securities

The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2010:
U.S. Treasury securities	$709	$19	$—	$728
Obligations of U.S. government corporations and agencies	338,630	7,184	(207)	345,607
Obligations of states and political subdivisions	77,366	2,809	(119)	80,056
Mortgage-backed securities	94,638	4,039	—	98,677
Corporate debt securities	1,971	64	(1)	2,034
	513,314	14,115	(327)	527,102
Mutual funds and other equity securities	1,875	1,238	—	3,113

	$515,189	$15,353	$(327)	$530,215

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2009:
U.S. Treasury securities	$710	$72	$—	$782
Obligations of U.S. government corporations and agencies	339,023	7,401	(394)	346,030
Obligations of states and political subdivisions	80,229	2,480	(163)	82,546
Mortgage-backed securities	131,229	4,058	(2)	135,285
Corporate debt securities	1,662	63	(4)	1,721
	552,853	14,074	(563)	566,364
Mutual funds and other equity securities	2,163	1,113	—	3,276

	$555,016	$15,187	$(563)	$569,640

The following presents information pertaining to securities with gross unrealized losses as of March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2010:
Obligations of U.S. government agencies and corporations	$44,818	$207	$—	$—	$44,818	$207
Obligations of states and political subdivisions	1,456	2	4,756	117	6,212	119
Mortgage-backed securities(1)	330	—	—	—	330	—
Corporate debt securities	151	1	—	—	151	1

Total temporarily impaired securities	$46,755	$210	$4,756	$117	$51,511	$327

(1) Unrealized loss was less than one thousand dollars

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2009:
Obligations of U.S. government agencies and corporations	$53,357	$394	$—	$—	$53,357	$394
Obligations of states and political subdivisions	5,772	24	5,759	139	11,531	163
Mortgage-backed securities	427	2	—	—	427	2
Corporate debt securities	—	—	96	4	96	4

Total temporarily impaired securities	$59,556	$420	$5,855	$143	$65,411	$563

The total number of investment securities in an unrealized loss position as of March 31, 2010 and December 31, 2009 was 30 and 42, respectively. The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell the security and it is more likely than not we will have to sell the security before recovery of its cost basis.

The amortized cost and fair value of debt securities available for sale as of March 31, 2010, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$111,461	$112,628
Due after one year through five years	262,077	269,711
Due after five years through ten years	66,179	68,271
Due after ten years	73,597	76,492
	$513,314	$527,102

Investment securities with carrying amounts of $317.9 million and $400.3 million on March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 4:  Loans

The major classifications of loans as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(dollars in thousands)

Commercial	$380,141	$390,358
Real estate construction	306,728	328,052
Real estate - farmland	50,011	62,049
Real estate - 1-4 family residential mortgage	647,856	657,738
Real estate - multifamily mortgage	271,014	276,303
Real estate - non-farm nonresidential mortgage	913,953	934,803
Installment	70,837	70,569
Agricultural	36,086	42,687
	$2,676,626	$2,762,559
Plus:
Net deferred loan costs	1,026	1,111
	2,677,652	2,763,670
Less:
Allowance for loan losses	94,929	100,179
Net loans	$2,582,723	$2,663,491

Geographic distribution of loans excluding loans held for sale and deferred loan fees, by call report category, is as follows:

	March 31, 2010
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$330,107	$17,717	$32,317
Real estate construction	199,056	56,665	51,006
Real estate - farmland	45,634	4,377	—
Real estate - 1 to 4 family residential mortgage	488,217	143,447	16,193
Real estate - multifamily mortgage	261,402	3,166	6,446
Real estate - non-farm nonresidential mortgage	694,229	163,968	55,755
Installment	68,989	1,419	430
Agricultural	36,086	—	—
Total	$2,123,720	$390,759	$162,147

	December 31, 2009
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$339,410	$15,246	$35,702
Real estate construction	181,021	91,934	55,097
Real estate - farmland	57,703	4,346	—
Real estate - 1 to 4 family residential mortgage	492,355	145,619	19,764
Real estate - multifamily mortgage	268,304	4,016	3,983
Real estate - non-farm nonresidential mortgage	713,688	165,522	55,593
Installment	68,474	1,660	435
Agricultural	42,687	—	—
Total	$2,163,642	$428,343	$170,574

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

Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)

Balance, beginning of year	$100,179	$98,671
Provision for loan losses	14,700	10,000
Recoveries applicable to loan balances previously charged off	5,907	132
Loan balances charged off	25,857	20,305
Balance, March 31	$94,929	$88,498

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

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

	March 31,	December 31,
	2010	2009
	(dollars in thousands)

Total loans 90 days past due and still accruing
Illinois	$3,116	$4,022
Indiana	—	—
Florida	—	144
	3,116	4,166

Total non-accrual loans
Illinois	$32,918	$24,009
Indiana	20,986	18,089
Florida	43,726	40,035
	97,630	82,133
Total non-performing loans	$100,746	$86,299

Impaired loan totals in the categories below are net of partial charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	March 31,	December 31,
	2010	2009
	(dollars in thousands)

Impaired loans for which a specific allowance has been provided	$11,340	$5,273
Impaired loans for which no specific allowance has been provided	92,271	97,128
Other loans determined to be impaired for which no specific allowance has been provided	35,367	30,541

Total loans determined to be impaired	$138,978	$132,942

Allowance for loan loss for impaired loans included in the allowance for loan losses	$4,230	$1,850

Note 5:  Goodwill

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is subject to at least annual impairment assessments.  Then Company has established December 31 as the annual impairment assessment date. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company, is our operating segments. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step utilizes Level 2 inputs to establish the estimated fair value of the reporting unit, which are primarily valuations of comparable public companies and comparable public transaction multiples.  Due to the current economic conditions, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

During 2009, the Company recorded a full impairment of the goodwill associated with its banking operations totaling $208.2 million. The remaining goodwill on the balance sheet relates to FirsTech, our remittance processing subsidiary, and Busey Wealth Management.

The Company determined that an interim impairment test on goodwill was not required during the quarter ended March 31, 2010.

Note 6: Short-term Borrowings

The following table sets forth the distribution of short-term borrowings and weighted average interest rates at March 31, 2010.  Securities sold under agreements to repurchase generally represent overnight borrowing transactions.

Securities sold under agreements to repurchase
(dollars in thousands)
2010
Balance, March 31, 2010	$133,297
Weighted average interest rate at end of period	0.48%
Maximum outstanding at any month end	$137,592
Average daily balance	$134,560
Weighted average interest rate during period (1)	0.49%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 7:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)

Net income available to common stockholders	$2,935	$5,506
Shares:
Weighted average common shares outstanding	66,361	35,816

Dilutive effect of outstanding options and warrants as determined by the application of the treasury stock method	—	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	66,361	35,816

Basic earnings per common share	$0.04	$0.15

Diluted earnings per common share	$0.04	$0.15

Basic earnings per share are computed by dividing net income for the year by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period exceeds the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  The calculation of the diluted earnings per share for the three months ended March 31, 2010 and 2009 does not reflect the assumed exercise of potentially dilutive stock options because the effect would have been anti-dilutive due to the lower market price for the period.   None of the Company’s 1,584,555 outstanding options or 573,833 warrants were potentially dilutive for the three months ended March 31, 2010 and 2009.

Note 8:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the year ended December 31, 2009.  As of March 31, 2010, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in CPP, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.

During the three months ended March 31, 2010, no stock options were granted or exercised and 8,200 stock options were forfeited.  At March 31, 2010, there were 1,584,555 stock options outstanding and 1,517,055 stock options were exercisable, none of which had intrinsic value.

As of March 31, 2010, the Company had an insignificant amount of unrecognized stock option expense. The Company recognized an insignificant amount of compensation expense related to stock options for the three months ended March 31, 2010.

Note 9:  Income Taxes

At March 31, 2010, the Company was under examination by the Internal Revenue Service for tax years 2007 and 2008.  Although not finalized, the Company has $1.1 million accrued for anticipated adjustments, including interest, as a result of the examination.

At March 31, 2010, the Company was not under examination by any other tax authorities.  However, the Company has received notice the Illinois Department of Revenue intends to audit the Company’s 2007 and 2008 income tax filings beginning in second quarter.  The Company has also received notice that the Florida Department of Revenue intends to audit the Company’s 2006, 2007 and 2008 Corporate income tax filings beginning in second quarter of 2010.

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

The Company and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$547,932	$544,589
Standby letters of credit	17,802	19,002

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2010, and December 31, 2009, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of March 31, 2010, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,654,780	$3,766,612
FirsTech	8,992	8,992	23,752	23,294
Busey Wealth Management	11,694	11,694	25,355	24,731
All Other	—	—	(1,407)	215
Total Goodwill	$20,686	$20,686	$3,702,480	$3,814,852

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Interest Income:
Busey Bank	$40,630	$48,206
FirsTech	16	10
Busey Wealth Management	60	60
All Other	(13)	(1)
Total Interest Income	$40,693	$48,275

Interest Expense:
Busey Bank	$10,925	$19,651
FirsTech	—	—
Busey Wealth Management	—	—
All Other	763	1,060
Total Interest Expense	$11,688	$20,711

Other Income:
Busey Bank	$10,751	$10,333
FirsTech	2,641	3,281
Busey Wealth Management	3,526	3,096
All Other	(624)	(588)
Total Other Income	$16,294	$16,122

Net Income (loss):
Busey Bank	$3,470	$5,870
FirsTech	641	822
Busey Wealth Management	899	562
All Other	(793)	(1,361)
Total Net Income	$4,217	$5,893

Note 12: Fair Value Measurements

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

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

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

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to those Company assets and liabilities that are carried at fair value, effective January 1, 2009.  Prior to 2009, these valuation methodologies were applied to only financial assets and liabilities that were carried at fair value.

There were no transfers between levels during the quarter ended March 31, 2010.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For corporate debt, mutual funds and equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as Level 1 in the ASC 820 fair value hierarchy.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The independent pricing service evaluations are based on market data.  The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data.  Because many fixed income securities do not trade on a daily basis, the independent pricing service evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, the independent pricing service uses model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  The models and processes take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.

The market inputs that the independent pricing service normally seeks for evaluations of securities, listing in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.  The independent pricing service also monitors market indicators, industry and economic events.  Information of this nature is a trigger to acquire further market data.  For certain security types, additional inputs may be used, or some of the market inputs may not be applicable.  Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on a given day.  Since the data utilized was observable, the securities have been classified as level 2 in the ASC 820 fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2010
Securities available-for-sale:
U.S. Treasury	$—	$728	$—	$728
U.S. government agencies and corporations	—	345,607	—	345,607
Obligations of states and political subdivisions	—	80,056	—	80,056
Mortgage-backed	—	98,677	—	98,677
Corporate debt securities	2,034	—	—	2,034
Mutual funds and other equity	3,113	—	—	3,113
	$5,147	$525,068	$—	$530,215

December 31, 2009
Securities available-for-sale:
U.S. Treasury	$—	$782	$—	$782
U.S. government agencies and corporations	—	346,030	—	346,030
Obligations of states and political subdivisions	—	82,546	—	82,546
Mortgage-backed	—	135,285	—	135,285
Corporate debt	1,721	—	—	1,721
Mutual funds and other equity	3,276	—	—	3,276
	$4,997	$564,643	$—	$569,640

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral.  Impaired loans measured at fair value typically consist of loans on non-accrual status and restructured loans in compliance with modified terms.  Collateral values are estimated using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all impaired loan fair values have been classified as level 3 in the ASC 820 fair value hierarchy.

Non-financial assets and non-financial liabilities measured at fair value include foreclosed assets (upon initial recognition or subsequent impairment). Foreclosed assets are measured using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all foreclosed asset fair values have been classified as level 3 in the ASC 820 fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)

March 31, 2010
Impaired loans	$—	$—	$134,748	$134,748
Foreclosed assets	—	—	18,511	18,511

December 31, 2009
Impaired loans	$—	$—	$131,092	$131,092
Foreclosed assets	—	—	17,241	17,241

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2009 Form 10-K.

The estimated fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)

Financial assets:
Securities	530,215	530,215	569,641	569,641
Loans held for sale	29,141	29,749	29,153	29,736
Loans, net	2,582,723	2,620,447	2,663,491	2,697,857
Accrued interest receivable	14,908	14,908	15,286	15,286

Financial liabilities:
Deposits	3,079,018	3,087,439	3,171,080	3,182,759
Federal funds purchased and securities sold under agreements to repurchase	133,297	133,294	142,325	142,341
Long-term debt	73,076	75,947	82,076	84,869
Junior subordinated debt owed to unconsolidated trusts	55,000	53,754	55,000	53,375
Accrued interest payable	6,305	6,305	8,091	8,091

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at March 31, 2010 (unaudited), as compared with December 31, 2009, and the results of operations for the three months ended March 31, 2010 and 2009 (unaudited).  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2009 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Operating Results

We were profitable in the first quarter of 2010 despite a $14.7 million provision for loan losses:

•                  Net income was $4.2 million for the quarter ended March 31, 2010 compared to net income of $5.9 million for the quarter ended March 31, 2009.

•                  Income available to common shareholders (includes TARP dividends and discount amortization) for the quarter ended March 31, 2010 was $2.9 million, or $0.04 per fully-diluted common share, compared to $5.5 million, or $0.15 per fully-diluted common share, for the quarter ended March 31, 2009.

•                  Pre-provision, pre-tax net income was $20.1 million for the quarter ended March 31, 2010 compared to $12.0 million for the quarter ended December 31, 2009 and $17.8 million for the quarter ended March 31, 2009.

•                  Net interest margin increased to 3.52% for the first quarter of 2010, net of reversals of interest from loans placed on non-accrual, which was an increase from 3.36% for the fourth quarter of 2009 and 2.89% for the first quarter of 2009.

•                  Our efficiency ratio (a measurement that roughly shows the percentage cost of each dollar of revenue) for the quarter ended March 31, 2010 improved to 53.69% as compared to 70.71% for the quarter ended December 31, 2009 and 56.02% for the quarter ended March 31, 2009.

•                  Total revenue, net of interest expense and security gains, for the first quarter of 2010 was $44.6 million compared to $46.0 million for the fourth quarter of 2009 and $43.6 million for the first quarter of 2009.

Pre-provision, Pre-tax Non-GAAP Reconciliation

The following pre-provision, pre-tax (PPPT) non-GAAP reconciliation presents our adjusted PPPT income after items we consider to be either non-recurring or non-persistent, as they were significantly higher or due to the significant economic challenges in 2010 and 2009.  While certain of these items are non-recurring in nature, such as bank owned life insurance settlement, others will continue to occur, but we do not expect them to be at the same levels in future years as the were in 2010 or 2009.

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Pre-tax, Pre-Provision Profit, GAAP Basis	$20,086	$17,806
Income items:
Bank owned life insurance settlement	—	(2,021)
(Gains) losses from private equity fund investments	(200)	400
Security gains	(742)	(21)
Non-recurring portion of bank owned life insurance income	(300)	—

Expense items:
FDIC assessment	—	(600)
Employee related costs	—	33
OREO expenses	254	110

Adjusted pre-provision, pre-tax profit	$19,098	$15,707

Asset Quality

Our credit metrics at March 31, 2010 were fairly flat compared to December 31, 2009 levels, but remained significantly better than peak levels at September 30, 2009.  The credit metric declines were not outside of expectations and were primarily related to credits we anticipated may have issues during 2010.  We expect gradual improvement in these credit metrics throughout 2010 depending on market specific economic conditions.  The key metrics are as follows:

•                  Loans 30-89 days past due increased to $24.6 million at March 31, 2010 up from $12.5 million at December 31, 2009, but down from a peak of $61.3 million at March 31, 2009.

•                  Non-performing loans increased to $100.7 million at March 31, 2010 from $86.3 million at December 31, 2009, but a decline from $172.5 million at September 30, 2009.

•                  Illinois non-performing loans increased to $36.0 million at March 31, 2010 up from $28.0 million at December 31, 2009 compared to $42.8 million at September 30, 2009.

•                  Florida non-performing loans increased to $43.7 million at March 31, 2010 up from $40.2 million at December 31, 2009 compared to $113.3 million at September 30, 2009.

•                  Indiana non-performing loans increased to $21.0 million at March 31, 2010 up from $18.1 million at December 31, 2009 compared to $16.4 million at September 30, 2009.

•                  Other real estate owned increased to $18.5 million at March 31, 2010 from $17.2 million at December 31, 2009 compared to $16.6 million at September 30, 2009.

•                  The ratio of non-performing assets to total loans plus other real estate owned increased to 4.38% at March 31, 2010 from 3.68% at December 31, 2009 compared to 6.26% at September 30, 2009.

•                  Allowance for loan losses to non-performing loan ratio was 94.2% at March 31, 2010 a decrease from 116.1% at December 31, 2009 compared to 69.6% at September 30, 2009.

•                  Allowance for loan losses to total loans was 3.51% at March 31, 2010 down from 3.59% at December 31, 2009 compared to 4.00% at September 30, 2009.

We continue to believe the peak of our non-performing assets occurred in the quarter ended September 30, 2009.  We significantly reduced our non-performing loans during the fourth quarter of 2009 primarily through a sale of problem loans, which were largely in the southwest Florida market.  The primary reason for the movement in the first quarter of 2010 credit metrics was the acceleration of several notes into non-performing loans that were on our watch list in the fourth quarter of 2009, but we thought had a chance to turn around during 2010.

Economic Conditions of Markets

Overall, all of our markets appear to have stabilized.  Our Illinois markets continue to perform well, despite an increase in non-performing loans.  The primary area of our credit challenges within Illinois are subdivision projects, hotels and retail space.  On a percentage of loan basis, our credit challenges remain within our Indianapolis and southwest Florida markets.

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

Southwest Florida has shown signs of stabilization and small signs of growth in areas such as unemployment and home sales.  During 2010, in some areas of our Florida market, unemployment percentages decreased and mean home sales prices began to rise for the first time in years.  However, we expect it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010			2009			Change due to (1)
	Average	Income/	Yield/	Average	Average	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Yield/Rate	Rate	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$104,332	$55	0.21%	$60,243	$36	0.24%	$24	$(5)	$19
Federal funds sold	—	—	—%	1,045	—	—%	—	—	—
Investment securities
U.S. Government obligations	347,216	2,651	3.10%	394,625	3,581	3.68%	(401)	(529)	(930)
Obligations of states and political subdivisions (1)	80,739	1,157	5.81%	89,489	1,320	5.98%	(126)	(37)	(163)
Other securities	129,303	1,199	3.76%	148,299	1,660	4.54%	(197)	(264)	(461)
Loans (net of unearned interest) (1) (2)	2,740,631	36,130	5.35%	3,251,912	42,219	5.27%	(6,731)	642	(6,089)
Total interest earning assets	$3,402,221	$41,192	4.91%	$3,945,613	$48,816	5.02%	$(7,431)	$(193)	$(7,624)

Cash and due from banks	79,915			84,348
Premises and equipment	77,190			81,582
Allowance for loan losses	(102,291)			(99,349)
Other assets	266,990			398,596

Total Assets	$3,724,025			$4,410,790

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$36,532	$16	0.18%	$34,001	$37	0.44%	$3	$(24)	$(21)
Savings deposits	170,781	103	0.24%	160,345	159	0.40%	10	(66)	(56)
Money market deposits	1,092,754	1,699	0.63%	1,124,956	2,350	0.85%	(66)	(585)	(651)
Time deposits	1,339,032	8,133	2.46%	1,735,200	15,271	3.57%	(3,028)	(4,110)	(7,138)
Short-term borrowings:
Federal funds purchased	—	—	—	467	—	—%	—	—	—
Repurchase agreements	134,560	163	0.49%	140,050	344	0.99%	(13)	(167)	(180)
Other	—	—	—	71,889	499	2.82%	(250)	(249)	(499)
Long-term debt	80,376	894	4.51%	133,112	1,274	3.88%	(563)	183	(380)
Junior subordinated debt owed to unconsolidated trusts	55,000	680	5.01%	55,000	777	5.73%	—	(97)	(97)
Total interest-bearing liabilities	$2,909,035	$11,688	1.63%	$3,455,020	$20,711	2.43%	$(3,907)	$(5,115)	$(9,022)

Net interest spread			3.28%			2.59%

Noninterest bearing deposits	449,338			434,025
Other liabilities	34,949			44,418
Stockholders’ equity	330,703			477,327

Total Liabilities and Stockholders’ Equity	$3,724,025			$4,410,790

Interest income / earning assets (1)	$3,402,221	$41,192	4.91%	$3,945,613	$48,816	5.02%
Interest expense / earning assets	$3,402,221	$11,688	1.39%	$3,945,613	$20,711	2.13%

Net interest margin (1)		$29,504	3.52%		$28,105	2.89%	$(3,524)	$4,922	$1,398

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2010 and 2009

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

The decrease in average earning assets and interest-bearing liabilities for the three month period ended March 31, 2010 as compared to the same period of 2009 was primarily related to the significant charge-off and loan sale activity in the second half of 2009.  We expect average loans and interest-bearing liabilities to continue to decline as we continue to reduce our non-performing loans and reduce our exposure in nonowner-occupied commercial real estate in certain markets.

The overall yield on interest-earning assets declined in the first quarter of 2010 as compared to the same period of 2009.  The decrease in yield was largely due to the low yield environment for investment securities combined with an increase in liquidity, most of which is held at low rates.  Although rates have not declined significantly, a number of our higher yielding investment securities matured and we are not able to replace them with equivalent yield securities.  We expect this to continue through at least the second quarter of 2010. Our yield on loans improved primarily through rising rates on performing loans, which was primarily attributable to our bankers instituting interest rate floors on many of our loans through the renewal process.

Conversely, non-accrual loans negatively affect loan yields, which have a greater effect on our overall yield on earning assets due to the relative size of our loan portfolio. As a loan is placed on non-accrual status, it stops accruing interest.  Additionally, any interest that has accrued on the loan but has not yet been paid, is reversed.

Our interest-bearing liability rates declined across all deposit categories for the first quarter of 2010 as compared to the same period of 2009.  Rates on certain short-term borrowings were essentially flat as short-term rates did not move significantly and our utilization of these instruments has declined.  Due to the relative size of our deposit base as compared to our borrowings, the rate paid on interest-bearing liabilities continued to decline.

The decline in rates paid on interest-bearing liabilities more than offset the decline in yield on earnings assets, which led to an increase in our net interest margin percentage for the first quarter of 2010 as compared to the same period in 2009.

Quarterly net interest margins for the last two years are as follows:

	2010	2009	2008
First Quarter	3.52%	2.89%	3.47%
Second Quarter	—	2.92%	3.46%
Third Quarter	—	3.03%	3.34%
Fourth Quarter	—	3.34%	3.04%

As demonstrated above, our non-accrual loans and non-core funding significantly impacted our net interest margin in a negative manner starting in the fourth quarter of 2008.  As we reduced our non-core funding in the latter half of 2009 and significantly reduced our non-accrual loans in the fourth quarter of 2009, our net interest margin began to show significant positive movement.  We have continued to improve our net interest margin primarily through improved funding rates.  We believe we will be able to further improve our margin.  However, our ability to improve our margin through liability rate decreases is minimal in light of the current historic low interest rate environment.  As we are able to further reduce our non-accrual loans, it should allow us to reduce our non-core funding; both of which should help increase our average yield on loans and decrease our average rate on liabilities.

While we remain committed to growth over the long term, we expect contraction in the balance sheet through at least the next quarter.  Contraction will likely increase our net interest margin but reduce our net interest income.  We expect our growth to be gradual and likely driven by core deposit funding.  We anticipate any loan growth to be accretive to both net interest income and net interest margin.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2009 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

OTHER INCOME

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009	% Change
	(dollars in thousands)
Remittance payment processing	$2,620	$3,254	(19.5)%
Trust	4,210	3,205	31.4%
Commissions and brokers’ fees, net	440	519	(15.2)%
Service charges on deposit accounts	2,733	2,858	(4.4)%
Other service charges & fees	1,210	1,139	6.2%
Gain on sales of loans	2,438	2,418	0.8%
Security gains, net	742	21	NM
Other operating income	1,901	2,708	(29.8)%
Total other income	$16,294	$16,122	1.1%

Remittance payment processing revenue relates to our payment processing company, FirsTech.  As discussed in our 2009 10-K Risk Factors, FirsTech’s revenue was down in the first quarter of 2010 as compared to the same period of 2009 due to difficulties experienced in its cellular phone customer base.  We do not expect further significant decline in FirsTech’s revenue going forward.

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the first quarter of 2010 as compared to 2009.  The increase was led by increased confidence in the securities markets, which increased assets under management and activity. Additionally, the decrease in our commissions and brokers’ fees, net was a result of our efforts to bring our brokerage business in line with our overall service models within Busey Wealth Management.  Although the realignment resulted in decreased revenue, it has increased our profitability in our brokerage business and we believe it is an improved service to our customers.

Overall, service charges and loan gains remained stable for the first quarter of 2010 as compared to the same period in 2009.  New regulations regarding certain charges on deposit accounts may negatively impact the revenue derived from charges on deposit accounts going forward.  Gain on sales of loans is tied to mortgage rates to an extent.  Mortgage interest rates have been very low for a sustained period.  While mortgage rates remain low as compared to long term historical levels, rates are slowly rising.  We do not expect loan sales gains to increase in a rising mortgage rate environment.

Other income for the quarter ended March 31, 2010 decreased significantly primarily due to a 2009 partial settlement of post retirement obligations relating to our bank owned life insurance.  The partial settlement of the post retirement obligation resulted in a $2.0 million, non-taxable, credit to other operating income in the first quarter of 2009.  During 2010, we had an additional $0.3 million of income related to our bank owned life insurance that we characterize as nonrecurring.  Additionally, we had $0.2 million in gains from investments in private equity funds.

OTHER EXPENSE

OTHER EXPENSE

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$9,666	$10,629	(9.1)%
Employee benefits	2,639	2,817	(6.3)%
Total compensation expense	$12,305	$13,446	(8.5)%

Net occupancy expense of premises	2,342	2,575	(9.0)%
Furniture and equipment expenses	1,531	1,936	(20.9)%
Data processing	1,896	1,732	9.5%
Amortization of intangible assets	1,023	1,090	(6.1)%
FDIC insurance expense	1,380	694	98.8%
OREO expense	393	138	NM
Other operating expenses	4,343	4,269	1.7%
Total other expense	$25,213	$25,880	(2.6)%

Income taxes	$1,169	$1,913	(38.9)%
Effective rate on income taxes	21.7%	24.5%

Efficiency ratio	53.69%	56.08%

Total compensation expense decreased 8.5% as full-time equivalent employees decreased to 894 at March 31, 2010 from 939 one year earlier, a 4.8% decrease.  The reduction in headcount was largely due the reduction in our branch footprint in the second quarter of 2009.

Occupancy, and furniture and equipment expenses decreased as we reduced our branch footprint by 11 banking centers, mostly during the second quarter of 2009.  We continue to evaluate our branch footprint for efficiencies in expenses and improvements in service delivery to our customers.  Although we have eliminated some branches as the merger with Main Street led to some significant branch overlap, we will add branches as necessary for service and growth evidenced by our 2009 expansion into downtown Peoria.

FDIC insurance expense increased significantly during the first quarter of 2010 as compared to the first quarter of 2009.  The increase is due to increased rates assessed by the FDIC across the entire industry.

The effective rate on income taxes, or income taxes divided by income before taxes, was significantly lower than the statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest income plus other income, less security gains and losses.  The efficiency ratio for the three month period ended March 31, 2010 decreased over the comparable periods in 2009.  The primary reason for the decrease was the decrease in expenses, as noted above, partially offset by declining net interest income due to the current challenging interest rate market.  Significant improvements, resulting in a lower efficiency ratio, will be driven by improvement in our net interest margin as opposed to further reductions in costs.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	March 31, 2010	December 31, 2009	% Change
	(dollars in thousands)
Assets
Securities available for sale	$530,215	$569,640	(6.9)%
Loans, net	2,611,864	2,692,644	(3.0)%

Total assets	$3,702,480	$3,814,852	(2.9)%

Liabilities
Deposits:
Noninterest bearing	$443,207	$468,230	(5.3)%
Interest bearing	2,635,811	2,702,850	(2.5)%
Total deposits	$3,079,018	$3,171,080	(2.9)%

Short-term borrowings	133,297	142,325	(6.3)%
Long-term debt	73,076	82,076	(11.0)%

Total liabilities	$3,373,764	$3,486,724	(3.2)%

Stockholders’ equity	$328,716	$328,128	0.2%

First Busey’s balance sheet at March 31, 2010 remained fairly consistent with the balance sheet at December 31, 2009.  The securities portfolio decreased slightly as compared to December 31, 2009 as our assets overall declined.

Net loans, including loans held for sale declined by $80.8 million, of which charge-offs of loan balances in the first quarter of 2010 were $25.9 million.  The remaining decline in loan balances was primarily due to customers refinancing loans elsewhere, or accepting or foreclosing on assets in lieu of repayment.

Liabilities decreased $113.0 million during the first quarter of 2010, which was primarily due to the decline in our asset base.  As our loan and security balances declined, we were able to allow high cost funding to mature without replacement.  Interest-bearing deposits declined by $67.0 million and repurchase agreements and long-term debt each declined by $9.0 million.

Stockholder’s equity was essentially flat as our first quarter dividend offset any earnings effect.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(dollars in thousands)
Non-accrual loans	$97,630	$82,133	$157,978	$122,595
Loans 90+ days past due and still accruing	3,116	4,166	14,526	4,540
Total non-performing loans	$100,746	$86,299	$172,504	$127,135

Other real estate owned	$18,510	$17,190	$16,637	$14,785
Other assets acquired in satisfaction of debts previously contracted	1	51	1	1
Total non-performing other assets	$18,511	$17,241	$16,638	$14,786

Total non-performing loans and non-performing other assets	$119,257	$103,540	$187,142	$141,921

Allowance for loan losses	$94,929	$100,179	$120,021	$88,549

Allowance for loan losses to loans	3.5%	3.6%	4.0%	2.8%
Allowance for loan losses to non-performing loans	94.2%	116.1%	69.6%	69.7%
Non-performing loans to loans, before allowance for loan losses	3.7%	3.1%	5.7%	4.0%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	4.4%	3.7%	6.2%	4.5%

Asset quality by general loan classification between commercial loans (including most real estate loans, except for 1-4 family mortgages, and commercial and industrial loans) and retail loans (including 1-4 family mortgages), and geography is presented in the following table as of March 31, 2010.  Loans on non-accrual status are presented.  Following loans on non-accrual status is information related to loans on non-accrual status, including amounts charged off through March 31, 2010, including 2010 and prior periods, and specific allocations of the allowance for loan losses (ALL) related to these loans.  Last, information related to our loans 90+ days past due, but still accruing interest, are also presented.

The following table sets forth information concerning non-performing loans at March 31, 2010:

	Balance	Illinois	Indiana	Florida	Commercial and Commercial Real Estate	Retail and Consumer
	(dollars in thousands)
Non-accrual loans	$97,630	$32,918	$20,986	$43,726	$81,786	$15,844

Charge offs on non-accrual loans	$80,480	$12,290	$17,515	$50,675	$72,939	$7,541

Specific allocation of ALL	$1,600	$300	$1,100	$200	$1,600	$—

90+ days past due	$3,116	$3,116	$—	$—	$1,640	$1,476

Our allowance for loan losses (ALL) decreased to $94.9 million or 3.51% of loans at March 31, 2010, not including loans held for sale, from $100.2 million or 3.59% of loans at December 31, 2009.  The total specific allocation of loan losses was $4.2 million at March 31, 2010, of which $1.6 million related to loans on nonaccrual.  The remaining specific reserves relate to loans on accrual, but determined to be impaired.

First Busey does not originate or hold any Alt-A or subprime loans or investments.

The Company’s allowance for loan losses has two components, a component based upon probable but unidentified losses inherent in our loan portfolio and a component based upon individual review of nonperforming, substandard or other loans identified as at risk for loss.  Our impaired loans as defined by accounting and regulatory guidance, which consist of nonaccrual loans, 90+ days past due loans and loans determined to be impaired for another reason such as those classified as troubled debt restructurings, are evaluated for probable loss on an individual basis.  Following regular evaluation, at least quarterly, the loans are either charged down to their individual fair values or allocated specific amounts within the ALL.

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

Our net charge-offs declined from the levels experienced over the prior three quarters.  As a portion of our reserve requirement is based upon historical charge-offs, the lesser amount of charge-offs in the first quarter of 2010 replaced a quarter with significantly higher charge-offs in the historical data, causing the historical average charge-off result to decline.  The decreased levels of charge-offs and delinquency trends, have led to a slight decrease in the reserve requirement.  Additionally, we adjusted the factor applied to our substandard and special mention still accruing portfolio to reflect current expectations of loss within these classifications.  The current expectation of loss is less at March 31, 2010 than at December 31, 2009 as the geographical make-up of these classifications shifted from heavily in southwest Florida to Indiana and Illinois. The loss expectations for Indiana and Illinois are less than southwest Florida as real estate values have not experienced the same level of decline.

During 2009, we added qualitative factors for the weighted grading of our loan portfolio and a specific factor related to our hotel industry loans, which were $124.6 million at March 31, 2010.  During 2008, 2009 through March 31, 2010, the weighted loan grading of our loan portfolio deteriorated due to the challenging economic conditions.  We believe this trend warranted inclusion in our qualitative factors as the risk of default should increase as the loan grade deteriorates.  During 2009, we noted the hotel industry faced significant challenges regardless of market.  We continue to place a specific qualitative factor related to the hotel industry on our hotel industry loans due to the risk inherent in these loans.

The southwest Florida market’s overall economic condition deteriorated rapidly during 2008 and did not improve significantly in 2009 or the first quarter of 2010.  The rapid deterioration of the market led to a substantial qualitative portion of our allowance for loan losses attributable to the uncertainty of southwest Florida market in 2008 and into 2009.  Although the uncertainty has yet to subside for the southwest Florida market, as we increase the number and amount of loans within our southwest Florida loan portfolio that are reviewed individually for impairment, the need for the significant qualitative allocation to the southwest Florida market has declined due to the decrease in the performing portion of our southwest Florida loan portfolio.  The qualitative factor for southwest Florida is still a significant factor and has not declined from the December 31, 2009 levels.

Overall, our qualitative factors decreased slightly primarily due to the reduction of our loan portfolio in southwest Florida and the stabilization of the inflow of impaired loans.  The lone decrease related to the historical trend of our charge-offs, which has improved as noted previously.

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

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $196.5 million at March 31, 2010 and $127.7 million at December 31, 2009.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of March 31, 2010, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

	March 31, 2009	December 31, 2009
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$23,575	$29,754
30 – 89 days past due	6,444	787
Included in non-performing loans	9,416	9,370
Total	$39,435	$39,911

All restructured loans are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes with specific reserves determined based upon the deficiency in cash flows.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $20.0 million, of which $20.0 million was available as of March 31, 2009.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

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

CAPITAL RESOURCES

First Busey and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and Busey Bank meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  We believe, as of March 31, 2010, that First Busey and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2010:

Total Capital (to Risk-weighted Assets)
Consolidated	$342,058	12.42%	$220,320	8.00%	N/A	N/A
Busey Bank	$320,256	11.72%	$218,600	8.00%	$273,250	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$306,329	11.12%	$110,160	4.00%	N/A	N/A
Busey Bank	$284,792	10.42%	$109,300	4.00%	$163,950	6.00%

Tier I Capital (to Average Assets)
Consolidated	$306,329	8.38%	$146,228	4.00%	N/A	N/A
Busey Bank	$284,792	7.84%	$145,258	4.00%	$181,572	5.00%

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

First Busey’s significant accounting policies are described in Note 1 of our 2009 Annual Report on Form 10-K.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

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

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is conducted by senior officers who are members of the holding company’s independent holding company credit review and risk management department, and is reviewed by senior management of the bank and holding company.  The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, reviews of certain impaired loans, and review of loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having probable potential for loss.

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

First Busey utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  The Company’s tests goodwill for impairment annually at December 31, 2010, and more often if indicators of impairment arise.  Due to the current economic conditions, including declines in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in impairment of goodwill.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of March 31, 2010, although there is no guarantee that those assets will be recognizable in future periods.

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

First Busey’s subsidiary bank, Busey Bank has an asset-liability committee which meet at least quarterly to review current market conditions and attempt to structure the banks’ balance sheets to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods.  The Funds Management Policies established by the asset-liability committee and approved by First Busey’s Board of Directors establish guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of March 31, 2010:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$149,509	$—	$—	$—	$—	$149,509
Investment securities
U.S. Governments	10,000	31,080	25,765	37,777	241,713	346,335
Obligations of states and political subdivisions	—	2,185	1,055	9,283	67,533	80,056
Other securities	4,813	5,672	7,462	12,659	73,218	103,824
Loans (net of unearned int.)	767,301	145,722	212,978	276,201	1,304,591	2,706,793
Total rate-sensitive assets	$931,623	$184,659	$247,260	$335,920	$1,687,055	$3,386,517

Interest-bearing transaction deposits	$97,920	$—	$—	$—	$—	$97,920
Savings deposits	174,504	—	—	—	—	174,504
Money market deposits	1,025,231	—	—	—	—	1,025,231
Time deposits	125,036	178,829	343,193	335,062	356,036	1,338,156
Repurchase agreements	126,977	1,235	2,408	2,677	—	133,297
Long-term debt	17,751	7,500	5,500	6,750	35,575	73,076
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,567,419	$212,564	$351,101	$344,489	$421,611	$2,897,184
Rate-sensitive assets less rate-sensitive liabilities	$(635,796)	$(27,905)	$(103,841)	$(8,569)	$1,265,444	$489,333

Cumulative Gap	$(635,796)	$(663,701)	$(767,542)	$(776,111)	$489,333
Cumulative amounts as a percentage of total rate-sensitive assets	(18.77)%	(19.60)%	(22.66)%	(22.92)%	14.45%
Cumulative ratio	0.59	0.63	0.64	0.69	1.17

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $776.1 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at March 31, 2010, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at March 31, 2010, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. As of March 31, 2010 and December 31, 2009, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at March 31, 2010, and December 31, 2009 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

March 31, 2010	NA	NA	(1.71)%	(2.18)%

December 31, 2009	NA	NA	(2.29)%	(2.56)%

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of March 31, 2010, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2010, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

Not Applicable

ITEM 1A:  Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A of our 2009 Annual Report on Form 10-K.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2010.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of March 31, 2010, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

ITEM 3:  Defaults upon Senior Securities

Not Applicable

ITEM 4:  Reserved

ITEM 5:  Other Information

(a)  None

(b)  Not Applicable

ITEM 6:  Exhibits

10.1	Van A. Dukeman addendum to employment agreement

10.2	Thomas M. Good addendum to employment agreement

10.3	Barbara J. Harrington addendum to employment agreement

10.4	Robert F. Plecki, Jr. addendum to employment agreement

10.5	Christopher M. Shroyer addendum to employment agreement

10.6	N. John Waddock addendum to employment agreement

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BUSEY CORPORATION

(Registrant)

By:	/s/ Van A. Dukeman

Van A. Dukeman
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ David B. White

David B. White
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 13, 2010