Form 10-Q
period 2010-06-30
FIRST BUSEY CORP /NV/
filed 2010-08-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 6/30/2010	Commission File No. 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1078406
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

100 W. University Ave., Champaign, Illinois	61820
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (217) 365-4516

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2010
Common Stock, $.001 par value	66,360,892

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009

(Unaudited)

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Assets
Cash and due from banks	$279,021	$207,071
Securities available for sale	562,978	569,640
Loans held for sale (fair value 2010 $42,139; 2009 $29,736)	41,223	29,153
Loans (net of allowance for loan losses 2010 $92,129; 2009 $100,179)	2,486,178	2,663,491
Premises and equipment	75,300	77,528
Goodwill	20,686	20,686
Other intangible assets	21,599	23,644
Cash surrender value of bank owned life insurance	36,764	35,750
Other real estate owned	14,299	17,241
Deferred tax asset, net	60,713	66,496
Other assets	100,455	104,152
Total assets	$3,699,216	$3,814,852

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$438,421	$468,230
Interest bearing	2,642,060	2,702,850
Total deposits	$3,080,481	$3,171,080

Securities sold under agreements to repurchase	135,554	142,325
Short-term borrowings	4,000	—
Long-term debt	58,076	82,076
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	32,849	36,243
Total liabilities	$3,365,960	$3,486,724

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, issued - 2008 series T, 100,000 shares, $1,000 liquidation value;	$99,525	$99,460
Common stock, $.001 par value, authorized 200,000,000 shares; issued — 68,071,497	68	68
Additional paid-in capital	510,192	510,198
Accumulated deficit	(254,884)	(256,976)
Accumulated other comprehensive income	11,789	8,812
Total stockholders’ equity before treasury stock and unearned ESOP shares	$366,690	$361,562
Common stock shares held in treasury at cost — 1,650,605	(32,183)	(32,183)
Unearned ESOP shares — 60,000 shares	(1,251)	(1,251)
Total stockholders’ equity	$333,256	$328,128
Total liabilities and stockholders’ equity	$3,699,216	$3,814,852

Common shares outstanding at period end	66,360,892	66,360,892

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$71,580	$83,747
Interest and dividends on investment securities:
Taxable interest income	7,601	10,406
Non-taxable interest income	1,496	1,713
Dividends	—	8
Total interest income	$80,677	$95,874
Interest expense:
Deposits	$19,210	$34,315
Federal funds purchased and securities sold under agreements to repurchase	311	628
Short-term borrowings	3	898
Long-term debt	1,684	2,580
Junior subordinated debt owed to unconsolidated trusts	1,364	1,519
Total interest expense	$22,572	$39,940
Net interest income	$58,105	$55,934
Provision for loan losses	22,200	57,500
Net interest income (loss) after provision for loan losses	$35,905	$(1,566)
Other income:
Trust fees	$7,645	$6,553
Commissions and brokers’ fees, net	911	947
Remittance processing	4,853	6,635
Service charges on deposit accounts	5,461	5,959
Other service charges and fees	2,503	2,330
Gain on sales of loans	5,880	6,133
Security gains, net	742	75
Other operating income	2,703	4,989
Total other income	$30,698	$33,621
Other expenses:
Salaries and wages	$19,734	$21,421
Employee benefits	5,182	5,571
Net occupancy expense of premises	4,573	4,971
Furniture and equipment expenses	3,109	3,759
Data processing	3,847	3,662
Amortization of intangible assets	2,045	2,180
Regulatory expense	3,503	4,977
OREO expense	1,063	390
Other operating expenses	9,824	9,048
Total other expenses	$52,880	$55,979
Income (loss) before income taxes	$13,723	$(23,924)
Income taxes	3,821	(10,688)
Net income (loss)	$9,902	$(13,236)
Preferred stock dividends and discount accretion	2,565	1,730
Net income (loss) available to common shareholders	$7,337	$(14,966)
Basic earnings (loss) per common share	$0.11	$(0.42)
Diluted earnings (loss) per common share	$0.11	$(0.42)
Dividends declared per share of common stock	$0.08	$0.28

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$35,544	$41,607
Interest and dividends on investment securities:
Taxable interest income	3,696	5,134
Non-taxable interest income	744	855
Dividends	—	3
Total interest income	$39,984	$47,599
Interest expense:
Deposits	$9,259	$16,498
Federal funds purchased and securities sold under agreements to repurchase	148	284
Short-term borrowings	3	399
Long-term debt	790	1,306
Junior subordinated debt owed to unconsolidated trusts	684	742
Total interest expense	$10,884	$19,229
Net interest income	$29,100	$28,370
Provision for loan losses	7,500	47,500
Net interest income (loss) after provision for loan losses	$21,600	$(19,130)

Other income:
Trust	$3,435	$3,348
Commissions and brokers’ fees, net	471	428
Remittance processing	2,233	3,381
Service charges on deposit accounts	2,728	3,101
Other service charges and fees	1,293	1,191
Gain on sales of loans	3,442	3,715
Security gains, net	—	54
Other operating income	802	2,282
Total other income	$14,404	$17,500
Other expenses:
Salaries and wages	$10,068	$10,792
Employee benefits	2,543	2,754
Net occupancy expense of premises	2,231	2,396
Furniture and equipment expenses	1,578	1,823
Data processing	1,951	1,930
Amortization of intangible assets	1,022	1,090
Regulatory expense	2,040	4,143
OREO expense	670	252
Other operating expenses	5,564	4,920
Total other expenses	$27,667	$30,100
Income (loss) before income taxes	$8,337	$(31,730)
Income taxes	2,652	(12,601)
Net income (loss)	$5,685	$(19,129)
Preferred stock dividends and discount accretion	1,283	1,343
Net income (loss) available to common shareholders	$4,402	$(20,472)
Basic earnings (loss) per share	$0.07	$(0.57)
Diluted earnings (loss) per share	$0.07	$(0.57)
Dividends declared per share of common stock	$0.04	$0.08

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$9,902	$(13,236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based and non-cash compensation	58	70
Depreciation and amortization	5,226	5,786
Provision for loan losses	22,200	57,500
Provision for deferred income taxes	3,820	4,668
Amortization of security premiums and discounts, net	2,394	2,442
Gain on sales of investment securities, net	(742)	(75)
Gain on sales of loans	(5,880)	(6,133)
Net loss on sales of ORE properties	223	729
Settlement of post retirement benefit liabilities	—	(2,021)
Increase in cash surrender value of bank owned life insurance	(1,014)	(651)
Decrease in deferred compensation, net	(11)	(8)
Change in assets and liabilities:
Decrease in other assets	4,572	926
Decrease in other liabilities	(1,114)	(2,230)
Decrease in interest payable	(2,269)	(625)
Increase in income taxes receivable	—	(13,302)
Net cash provided by operating activities before loan originations and sales	$37,365	$33,840

Loans originated for sale	(240,243)	(377,242)
Proceeds from sales of loans	234,053	353,312
Net cash provided by operating activities	$31,175	$9,910

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	31,168	8,433
Proceeds from maturities of securities classified available for sale	104,476	110,574
Purchase of securities classified available for sale	(125,694)	(118,542)
Decrease in loans	148,645	53,108
Proceeds from sale of premises and equipment	48	563
Proceeds from sale of other real estate properties	8,312	3,642
Purchases of premises and equipment	(1,001)	(2,519)
Net cash provided by investing activities	$165,954	$55,259

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands)
Cash Flows From Financing Activities
Net decrease in certificates of deposit	$(165,877)	$(237,574)
Net increase in demand, money market and savings deposits	75,278	74,954
Cash dividends paid	(7,809)	(10,984)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(6,771)	(28,881)
Proceeds from short-term borrowings	4,000	—
Principal payments on short-term borrowings	—	(53,000)
Principal payments on long-term debt	(24,000)	(9,000)
Proceeds from issuance of CPP preferred stock and warrants	—	100,000
Net cash used in financing activities	$(125,179)	$(164,485)
Net increase (decrease) in cash and due from banks	$71,950	$(99,316)
Cash and due from banks, beginning	$207,071	$190,113
Cash and due from banks, ending	$279,021	$90,797

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$24,842	$40,565

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$6,468	$4,907
Non-cash stock option activity	$—	$22
Dividends accrued	$760	$708

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net income (loss)	$5,685	$(19,129)	$9,902	$(13,236)
Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$4,539	$(1,696)	$5,683	$(1,641)
Less adjustment for gains included in net income (loss)	—	(54)	(742)	(75)
Other comprehensive income (loss), before tax	$4,539	$(1,750)	$4,941	$(1,716)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1,804	(695)	1,964	(682)
Other comprehensive income (loss), net of tax	$2,735	$(1,055)	$2,977	$(1,034)
Comprehensive income (loss)	$8,420	$(20,184)	$12,879	$(14,270)

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

The accompanying consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended June 30, 2010 through the date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statement.

Note 2:  Recent Accounting Pronouncements

FASB ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement.  The new authoritative accounting guidance under ASC Topic 310 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required beginning on or after January 1, 2011.

FASB ASC Topic 815, “Derivatives and Hedging.”  New authoritative accounting guidance (Accounting Standards Update No. 2010-11) under ASC Topic 815 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another.  Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The provisions of Topic 815 will be effective for the Company on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

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

Note 3:  Securities

The amortized cost and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2010:
U.S. Treasury securities	$708	$72	$—	$780
Obligations of U.S. government corporations and agencies	354,776	10,353	—	365,129
Obligations of states and political subdivisions	77,243	3,106	(47)	80,302
Mortgage-backed securities	106,332	4,996	—	111,328
Corporate debt securities	1,793	61	(1)	1,853
	540,852	18,588	(48)	559,392
Mutual funds and other equity securities	2,561	1,025	—	3,586

	$543,413	$19,613	$(48)	$562,978

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2009:
U.S. Treasury securities	$710	$72	$—	$782
Obligations of U.S. government corporations and agencies	339,023	7,401	(394)	346,030
Obligations of states and political subdivisions	80,229	2,480	(163)	82,546
Mortgage-backed securities	131,229	4,058	(2)	135,285
Corporate debt securities	1,662	63	(4)	1,721
	552,853	14,074	(563)	566,364
Mutual funds and other equity securities	2,163	1,113	—	3,276

	$555,016	$15,187	$(563)	$569,640

Gains and losses related to sales of securities are summarized as follows:

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)

Gross security gains	$742	$90
Gross security losses	—	(15)
Net security gains	$742	$75

The following presents information pertaining to securities with gross unrealized losses as of June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2010:
Obligations of states and political subdivisions	352	2	2,771	45	3123	47
Mortgage-backed securities(1)	134	—	—	—	134	—
Corporate debt securities	145	1	—	—	145	1

Total temporarily impaired securities	$631	$3	$2,771	$45	$3,402	$48

(1) Unrealized loss was less than one-thousand dollars.

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2009:
Obligations of U.S. government agencies and corporations	$53,357	$394	$—	$—	$53,357	$394
Obligations of states and political subdivisions	5,772	24	5,759	139	11,531	163
Mortgage-backed securities	427	2	—	—	427	2
Corporate debt securities	—	—	96	4	96	4

Total temporarily impaired securities	$59,556	$420	$5,855	$143	$65,411	$563

The total number of investment securities in an unrealized loss position as of June 30, 2010 and December 31, 2009 was 11 and 42, respectively. The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

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

The amortized cost and fair value of debt securities available for sale as of June 30, 2010, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$81,406	$82,365
Due after one year through five years	312,233	322,946
Due after five years through ten years	72,664	76,413
Due after ten years	74,549	77,668
	$540,852	$559,392

Investment securities with carrying amounts of $369.9 million and $400.3 million on June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 4:  Loans

The major classifications of loans as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(dollars in thousands)

Commercial	$373,714	$390,358
Real estate construction	256,328	328,052
Real estate - farmland	63,362	62,049
Real estate - 1-4 family residential mortgage	627,470	657,738
Real estate - multifamily mortgage	267,113	276,303
Real estate - non-farm nonresidential mortgage	887,637	934,803
Installment	64,725	70,569
Agricultural	36,978	42,687
	$2,577,327	$2,762,559
Plus:
Net deferred loan costs	980	1,111
	2,578,307	2,763,670
Less:
Allowance for loan losses	92,129	100,179
Net loans	$2,486,178	$2,663,491

Geographic distribution of loans excluding loans held for sale and deferred loan fees, by call report category, is as follows:

	June 30, 2010
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$321,694	$17,297	$34,723
Real estate construction	169,229	45,021	42,078
Real estate - farmland	59,924	3,438	—
Real estate - 1 to 4 family residential mortgage	471,394	141,092	14,984
Real estate - multifamily mortgage	260,199	2,116	4,798
Real estate - non-farm nonresidential mortgage	672,883	161,640	53,114
Installment	62,949	1,351	425
Agricultural	36,978	—	—
Total	$2,055,250	$371,955	$150,122

	December 31, 2009
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$339,410	$15,246	$35,702
Real estate construction	181,021	91,934	55,097
Real estate - farmland	57,703	4,346	—
Real estate - 1 to 4 family residential mortgage	492,355	145,619	19,764
Real estate - multifamily mortgage	268,304	4,016	3,983
Real estate - non-farm nonresidential mortgage	713,688	165,522	55,593
Installment	68,474	1,660	435
Agricultural	42,687	—	—
Total	$2,163,642	$428,343	$170,574

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

Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)

Balance, beginning of year	$100,179	$98,671
Provision for loan losses	22,200	57,500
Recoveries applicable to loan balances previously charged off	12,695	1,032
Loan balances charged off	42,945	68,654
Balance, June 30	$92,129	$88,549

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

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

	June 30,	December 31,
	2010	2009
	(dollars in thousands)

Total loans 90 days past due and still accruing
Illinois	$1,604	$4,022
Indiana	27	—
Florida	200	144
	1,831	4,166

Total non-accrual loans
Illinois	$36,812	$24,009
Indiana	17,587	18,089
Florida	31,570	40,035
	85,969	82,133
Total non-performing loans	$87,800	$86,299

Impaired loan totals in the categories below are net of partial charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	June 30,	December 31,
	2010	2009
	(dollars in thousands)

Impaired loans for which a specific allowance has been provided	$13,195	$5,273
Impaired loans for which no specific allowance has been provided	127,499	127,669

Total loans determined to be impaired	$140,694	$132,942

Allowance for loan loss for impaired loans included in the allowance for loan losses	$4,845	$1,850

Note 5:  Goodwill

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is each of our operating segments. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. The first step utilizes Level 2 inputs to establish the estimated fair value of the reporting unit, which are primarily valuations of comparable public companies and comparable public transaction multiples.  Due to the current economic conditions, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

During 2009, the Company recorded a full impairment of the goodwill associated with its banking operations totaling $208.2 million. The remaining goodwill on the balance sheet relates to FirsTech, our remittance processing subsidiary, and Busey Wealth Management.

The Company determined that an interim impairment test on goodwill was not required during the quarter ended June 30, 2010.

Note 6: Short-term Borrowings

The following table sets forth the distribution of short-term borrowings and weighted average interest rates at June 30, 2010.  Securities sold under agreements to repurchase generally represent overnight borrowing transactions.  Other short-term borrowings consist of notes with maturities of less than one year.

	Securities sold under agreements to repurchase	Other short-term borrowings
	(dollars in thousands)

2010
Balance, June 30, 2010	$135,554	$4,000
Weighted average interest rate at end of period	0.40%	3.35%
Maximum outstanding at any month end	$137,592	$4,000
Average daily balance	$133,435	$22
Weighted average interest rate during period (1)	0.47%	27.50%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.  The weighted average interest rate on other short-term borrowings is higher than expected due to unutilized line fees included in interest expense.

Note 7:  Earnings Per Common Share

Net income (loss) per common share has been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net income (loss) available to common shareholders	$4,402	$(20,472)	$7,337	$(14,966)
Shares:
Weighted average common shares outstanding	66,361	35,816	66,361	35,816

Dilutive effect of outstanding options as determined by the application of the treasury stock method	—	—	—	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	66,361	35,816	66,361	35,816

Basic earnings (loss) per share	$0.07	$(0.57)	$0.11	$(0.42)

Diluted earnings (loss) per share	$0.07	$(0.57)	$0.11	$(0.42)

Basic earnings per share are computed by dividing net income available to common shareholders for the year by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income available to common shareholders for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period exceeds the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  The calculation of the diluted earnings per share for the three and six month periods ended June 30, 2010 and 2009 does not reflect the assumed exercise of potentially dilutive stock options because the effect would have been anti-dilutive due to the lower market price for the period.   None of the Company’s 1,521,518 outstanding options or 573,833 warrants were potentially dilutive for the three and six month periods ended June 30, 2010 and 2009.

Note 8:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the year ended December 31, 2009.  As of June 30, 2010, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in Capital Purchase Program under the Troubled Asset Relief Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as the U.S. Department of the Treasury no longer holds any equity securities in the Company.

During the second quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010. The company will no longer make any additional grants under the prior plans. The prior plans include:  the First Busey Corporation 1993 Restricted Stock Award Plan, the First Busey Corporation 1999 Stock Option Plan, the Main Street Trust, Inc. 2000 Stock Incentive Plan, and the First Busey Corporation 2004 Stock Option Plan.

The Company’s equity incentive plans are designed to encourage ownership of our common stock by our employees and directors, to provide additional incentive for them to promote the success of our business, and to attract and retain talented personnel. All of our employees and directors and those of our subsidiaries are eligible to receive awards under the plans.

Subject to permitted adjustments for certain corporate transactions, the maximum number of shares that may be delivered to participants, or their beneficiaries, under the 2010 Equity Plan is 4,000,000 shares of First Busey common stock. To the extent that any shares of stock covered by an award (including stock awards) under the 2010 Equity Plan, or the prior plans, are not delivered for any reason, including because the award is forfeited, canceled, settled in cash or shares are withheld to satisfy tax withholding requirements, such shares will not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery and will again become available for usage under the 2010 Equity Plan. With respect to stock appreciation rights, or SARs, that are settled in stock, only actual shares delivered shall be counted for purposes of these limitations. If any option granted under the 2010 Equity Plan is exercised by tendering shares of stock, only the number of shares of stock issued net of the shares of stock tendered shall be counted for purposes of these limitations.

The 2010 Equity Plan’s effective date is May 19, 2010.  The 2010 Equity Plan will continue in effect until terminated by the board of directors; provided that no awards may be granted under the 2010 Equity Plan after the ten-year anniversary of the effective date. Any awards that are outstanding after the tenth anniversary of the effective date will remain subject to the terms of the 2010 Equity Plan.

The following additional limits apply to awards under the 2010 Equity Plan:

•                       the maximum number of shares of stock that may be covered by options or SARs that are intended to be “performance-based compensation” which are granted to any one participant during any calendar year is 400,000 shares;

•                          the maximum number of shares of stock that may be covered by stock awards that are intended to be “performance-based compensation” which are granted to any one participant during any calendar year is 200,000 shares; and

•                          the maximum dollar amount of cash incentive awards or cash-settled stock awards intended to be “performance-based compensation” payable to any one participant with respect to any calendar year is $1,000,000.

On June 22, 2010, the Company issued 67,500 stock options to First Busey Corporation’s non-employee directors.  The stock options have an exercise price of $4.49, vest on June 1, 2011 and expire on June 1, 2021.

Number of options granted	67,500
Exercise Price	$4.49
Estimated forfeiture rate	—%
Risk-free interest rate	1.98%
Expected life, in years	4.9
Expected volatility	47.17%
Expected dividend yield	3.01%
Estimated fair value per option	$1.48

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

A summary of the status of and changes in the Company’s stock option plans for the six months ended June 30, 2010 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,592,755	$16.12
Granted	67,500	4.49
Exercised	—	—
Forfeited	138,737	12.72
Outstanding at end of period	1,521,518	$15.92	3.66

Exercisable at end of period	1,454,018	$16.80	3.73

As of June 30, 2010, the Company had an insignificant amount of unrecognized stock option expense.  The Company recognized an insignificant amount of compensation expense related to stock options for the six months ended June 30, 2010.

The total intrinsic value of stock options exercised in the six months ended June 30, 2009 was insignificant.

Note 9:  Income Taxes

At June 30, 2010, the Company was under examination by the Internal Revenue Service for tax years 2007 and 2008.  Although not finalized, the Company has $1.1 million accrued for anticipated adjustments, including interest, as a result of the examination.

The Company was also under examination by the Illinois Department of Revenue for 2007 and 2008 income tax filings and the Florida Department of Revenue for 2006, 2007 and 2008 Corporate income tax filings.  Both state examinations are expected to be finalized in the third quarter.

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

The Company and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$516,677	$544,589
Standby letters of credit	18,407	19,002

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2010, and December 31, 2009, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of June 30, 2010, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,651,592	$3,766,612
FirsTech	8,992	8,992	23,820	23,294
Busey Wealth Management	11,694	11,694	25,899	24,731
All Other	—	—	(2,095)	215
Total Goodwill	$20,686	$20,686	$3,699,216	$3,814,852

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$39,918	$47,537	$80,548	$95,743
FirsTech	15	12	31	22
Busey Wealth Management	61	54	121	114
All Other	(10)	(4)	(23)	(5)
Total Interest Income	$39,984	$47,599	$80,677	$95,874

Interest Expense:
Busey Bank	$10,109	$18,205	$21,034	$37,856
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	775	1,024	1,538	2,084
Total Interest Expense	$10,884	$19,229	$22,572	$39,940

Other Income:
Busey Bank	$8,898	$8,990	$19,008	$19,384
FirsTech	2,276	3,404	4,917	6,685
Busey Wealth Management	3,697	3,315	7,223	6,411
All Other	(467)	1,791	(450)	1,141
Total Other Income	$14,404	$17,500	$30,698	$33,621

Net Income (loss):
Busey Bank	$5,302	$(20,135)	$8,772	$(14,265)
FirsTech	456	847	1,097	1,669
Busey Wealth Management	959	717	1,858	1,279
All Other	(1,032)	(558)	(1,825)	(1,919)
Total Net Income (loss)	$5,685	$(19,129)	$9,902	$(13,236)

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

There were no transfers between levels during the quarter ended June 30, 2010.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For corporate debt, mutual funds and equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1 in the ASC 820 fair value hierarchy.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The independent pricing service evaluations are based on market data.  The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and, for structured securities, cash flow and, when available, loan performance data.  Because many fixed income securities do not trade on a daily basis, the independent pricing service evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, the independent pricing service uses model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  The models and processes take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.

The market inputs that the independent pricing service normally seeks for evaluations of securities, listing in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.  The independent pricing service also monitors market indicators, industry and economic events.  Information of this nature is a trigger to acquire further market data.  For certain security types, additional inputs may be used, or some of the market inputs may not be applicable.  Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on a given day.  Because the data utilized was observable, the securities have been classified as level 2 in the ASC 820 fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2010
Securities available-for-sale:
U.S. Treasury	$—	$780	$—	$780
U.S. government agencies and corporations	—	365,129	—	365,129
Obligations of states and political subdivisions	—	80,302	—	80,302
Mortgage-backed	—	111,328	—	111,328
Corporate debt securities	1,853	—	—	1,853
Mutual funds and other equity	3,586	—	—	3,586
	$5,439	$557,539	$—	$562,978

December 31, 2009
Securities available-for-sale:
U.S. Treasury	$—	$782	$—	$782
U.S. government agencies and corporations	—	346,030	—	346,030
Obligations of states and political subdivisions	—	82,546	—	82,546
Mortgage-backed	—	135,285	—	135,285
Corporate debt	1,721	—	—	1,721
Mutual funds and other equity	3,276	—	—	3,276
	$4,997	$564,643	$—	$569,640

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

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of

June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2010
Impaired loans	$—	$—	$135,849	$135,849
Foreclosed assets	—	—	14,299	14,299

December 31, 2009
Impaired loans	$—	$—	$131,092	$131,092
Foreclosed assets	—	—	17,241	17,241

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

The estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)

Financial assets:
Securities	562,978	562,978	569,640	569,640
Loans held for sale	41,223	42,139	29,153	29,736
Loans, net	2,486,178	2,515,972	2,663,491	2,697,857
Accrued interest receivable	14,103	14,103	15,286	15,286

Financial liabilities:
Deposits	3,080,481	3,092,750	3,171,080	3,182,759
Securities sold under agreements to repurchase	135,554	135,554	142,325	142,341
Short-term borrowings	4,000	4,000	—	—
Long-term debt	58,076	60,610	82,076	84,869
Junior subordinated debt owed to unconsolidated trusts	55,000	53,981	55,000	53,375
Accrued interest payable	5,822	5,822	8,091	8,091

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at June 30, 2010 (unaudited), as compared with December 31, 2009, and the results of operations for the three and  six months ended June 30, 2010 and 2009 (unaudited).  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2009 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Operating Results

We were profitable in the second quarter of 2010:

•       Net income was $5.7 million for the quarter ended June 30, 2010 compared to a loss of $19.1 million for the quarter ended June 30, 2009.

•       Net income was $9.9 million for the six months ended June 30, 2010 compared to a loss of $13.2 million for the six months ended June 30, 2009.

•       Income available to common shareholders (net of TARP dividends and discount accretion) for the quarter ended June 30, 2010 was $4.4 million, or $0.07 per fully-diluted common share, compared to a loss of $20.5 million, or $0.57 per fully-diluted common share, for the quarter ended June 30, 2009.

•       Income available to common shareholders (net of TARP dividends and discount accretion) for the six months ended June 30, 2010 was $7.3 million, or $0.11 per fully-diluted common share, compared to a loss of $15.0 million, or $0.42 per fully-diluted common share, for the six months ended June 30, 2009.

•       Pre-provision, pre-tax net income was $15.8 million for the second quarter of 2010 compared to $15.8 million for the quarter ended June 30, 2009.

•       Net interest margin increased to 3.49% for the second quarter of 2010 as compared to 2.93% for the second quarter of 2009.  The net interest margin for the first six months of 2010 was 3.50% as compared to 2.91% in the same period of 2009.

•       Our efficiency ratio (a measurement that roughly shows the percentage cost of each dollar of revenue) for the quarter ended June 30, 2010 decreased to 60.56% as compared to 62.61% for the quarter ended June 30, 2009.

•       Total revenue, net of interest expense and security gains, for the second quarter of 2010 was $43.5 million compared to $45.9 million for the second quarter of 2009.

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

	2010 YTD	Three Months Ended 2010
	Total	June 30	March 31
	(dollars in thousands)
Pre-tax, Pre-Provision Profit, GAAP Basis	$35,923	$15,837	$20,086
Reconciling income items:
Bank owned life insurance income adjustment	(300)	—	(300)
Investments in private equity funds	81	281	(200)
Security gains/ losses	(742)	—	(742)

Reconciling expense items:
OREO expenses	1,285	1,031	254
Other vendor related expenses	700	700	—

Adjusted pre-provision, pre-tax profit	$36,947	$17,849	$19,098

	2009 YTD	Three Months Ended 2009
	Total	June 30	March 31
Pre-tax, Pre-Provision Profit , GAAP Basis	$36,165	$15,770	$17,806
Reconciling income items:
Bank owned life insurance settlement	(2,021)	—	(2,021)
Investments in private equity funds	(600)	(1,000)	400
Security gains/ losses	(75)	(54)	(21)
Other	(1,252)	—	—

Reconciling expense items:
FDIC Assessment	2,200	2,800	(600)
Employee related costs	33	—	33
OREO expenses	1,119	1,009	110
Non-accrual prior quarter interest reversals	320	320	—

Adjusted pre-provision, pre-tax profit	$34,552	$18,845	$15,707

Asset Quality

Our credit metrics at June 30, 2010 were generally flat compared to December 31, 2009 levels, but remained significantly better than levels at September 30, 2009, when we believe that our non-performing assets peaked.  We expect gradual improvement in these credit metrics throughout 2010 depending on market specific economic conditions.  The key metrics are as follows:

•                     Loans 30-89 days past due increased slightly to $14.6 million at June 30, 2010 from $12.5 million at December 31, 2009, but have declined significantly from $34.0 million at September 30, 2009.

•                     Non-performing loans increased slightly to $87.8 million at June 30, 2010 from $86.3 million at December 31, 2009, but have declined significantly from $172.5 million at September 30, 2009.

•                     Illinois non-performing loans increased to $38.4 million at June 30, 2010 up from $28.0 million at December 31, 2009 but have declined from $42.8 million at September 30, 2009.

•                     Florida non-performing loans decreased to $31.8 million at June 30, 2010 from $40.2 million at December 31, 2009 and $113.3 million at September 30, 2009.

•                     Indiana non-performing loans decreased to $17.6 million at June 30, 2010 from $18.1 million at December 31, 2009, but have increased slightly from $16.4 million at September 30, 2009.

•                     Other real estate owned decreased to $14.3 million at June 30, 2010 from $17.2 million at December 31, 2009 and $16.6 million at September 30, 2009.

•                     The ratio of non-performing assets to total loans plus other real estate owned increased slightly to 3.88% at June 30, 2010 from 3.68% at December 31, 2009, but was significantly below the 6.26% ratio at September 30, 2009.

•                     Allowance for loan losses to non-performing loan ratio was 104.9% at June 30, 2010, which was a decrease from 116.1% at December 31, 2009, but significantly higher that the 69.6% at September 30, 2009.

•                     Allowance for loan losses to total loans was 3.52% at June 30, 2010 down from 3.59% at December 31, 2009 and 4.00% at September 30, 2009.

As noted above, we continue to believe the peak of our non-performing assets occurred in the quarter ended September 30, 2009.  We expect continued gradual improvement in our credit metrics, subject to market specific economic conditions, as we believe we have identified the risks within our loan portfolio.  We are actively working to resolve our credit issues through borrower workouts, appropriate fair value valuations and loan sales depending on a credit by credit evaluation.  We sold a significant amount of loans in the fourth quarter of 2009, but year-to-date 2010 loan sales have been, and future loans sales are expected to be, less significant.

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

Southwest Florida has shown signs of stabilization and small signs of improvement in areas such as unemployment and home sales.  During 2010, in some areas of our Florida market, unemployment percentages decreased and mean home sales prices began to rise for the first time in years.  However, we expect it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.

EARNINGS PERFORMANCE

NET INTEREST INCOME

Net interest income is the difference between interest income and fees earned on earning assets and interest expense incurred on interest-bearing liabilities.  Interest rate levels and volume fluctuations within earning assets and interest-bearing liabilities impact net interest income.  Net interest margin is tax-equivalent net interest income as a percentage of average earning assets.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010			2009			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Expense	Rate	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$177,987	$85	0.19%	$66,330	$34	0.21%	$53	$(2)	$51
Federal funds sold	—	—	—%	151	—	—%	—	—	—
Investment securities
U.S. Government obligations	363,076	2,530	2.79%	391,409	3,438	3.52%	(235)	(673)	(908)
Obligations of states and political subdivisions (1)	80,170	1,145	5.73%	89,386	1,315	5.90%	(132)	(38)	(170)
Other securities	116,158	1,081	3.73%	182,528	1,624	3.57%	(615)	72	(543)

Loans (net of unearned interest)(1) (2)	2,665,171	35,636	5.36%	3,221,058	41,703	5.19%	(7,395)	1,328	(6,067)
Total interest-earning assets	$3,402,562	$40,477	4.77%	$3,950,862	$48,114	4.88%	$(8,324)	$687	$(7,637)

Cash and due from banks	79,173			81,782
Premises and equipment	76,048			80,834
Allowance for loan losses	(96,020)			(88,749)
Other assets	265,347			395,110

Total Assets	$3,727,110			$4,419,839

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$43,700	$48	0.44%	$30,908	$26	0.34%	$13	$9	$22
Savings deposits	177,396	102	0.23%	167,699	131	0.31%	7	(36)	(29)
Money market deposits	1,150,998	1,572	0.55%	1,121,217	2,291	0.82%	59	(778)	(719)
Time deposits	1,290,290	7,537	2.34%	1,660,327	14,050	3.39%	(2,725)	(3,788)	(6,513)
Short-term borrowings:
Federal funds purchased	—	—	—%	431	—	—%	—	—	—
Repurchase agreements	132,154	148	0.45%	154,034	284	0.74%	(36)	(100)	(136)
Other	44	3	27.35%	51,000	399	3.14%	(751)	355	(396)
Long-term debt	69,005	790	4.59%	131,707	1,306	3.98%	(695)	179	(516)
Junior subordinated debt owed to unconsolidated trusts	55,000	684	4.99%	55,000	742	5.41%	—	(58)	(58)
Total interest-bearing liabilities	$2,918,587	$10,884	1.50%	$3,372,323	$19,229	2.29%	$(4,128)	$(4,217)	$(8,345)

Net interest spread			3.27%			2.59%

Noninterest-bearing deposits	445,212			456,719
Other liabilities	33,900			44,197
Stockholders’ equity	329,411			546,600

Total Liabilities and Stockholders’ Equity	$3,727,110			$4,419,839

Interest income / earning assets (1)	$3,402,562	$40,477	4.77%	$3,950,862	$48,114	4.88%
Interest expense / earning assets	$3,402,562	$10,884	1.28%	$3,950,862	$19,229	1.95%

Net interest margin (1)		$29,593	3.49%		$28,885	2.93%	$(4,196)	$4,904	$708

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2010 and 2009.

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	2010			2009			Change due to (1)
	Average	Income/	Yield/	Average	Average	Yield/	Average	Average	Total
	Balance	Expense	Rate	Balance	Yield/Rate	Rate	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$141,363	$140	0.20%	$63,303	$70	0.22%	$78	$(8)	$70
Federal funds sold	—	—	—%	446	—	—%	—	—	—
Investment securities
U.S. Government obligations	355,190	5,181	2.94%	393,009	7,019	3.60%	(633)	(1,205)	(1,838)
Obligations of states and political subdivisions (1)	80,453	2,302	5.77%	89,441	2,635	5.94%	(259)	(74)	(333)
Other securities	122,778	2,280	3.74%	165,577	3,316	4.04%	(808)	(228)	(1,036)
Loans (net of unearned interest) (1)(2)	2,702,693	71,766	5.35%	3,236,401	83,922	5.23%	(14,129)	1,973	(12,156)
Total interest earning assets	$3,402,477	$81,669	4.84%	$3,948,177	$96,962	4.95%	$(15,751)	$458	$(15,293)

Cash and due from banks	79,542			82,997
Premises and equipment	76,616			81,207
Allowance for loan losses	(99,138)			(94,019)
Other assets	266,164			393,920

Total Assets	$3,725,661			$4,412,282

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$40,136	$64	0.32%	$32,446	$63	0.39%	$13	$(12)	$1
Savings deposits	174,107	205	0.24%	164,042	290	0.36%	17	(102)	(85)
Money market deposits	1,117,150	3,271	0.59%	1,119,894	4,641	0.84%	(11)	(1,359)	(1,370)
Time deposits	1,319,413	15,670	2.39%	1,700,738	29,321	3.48%	(5,717)	(7,934)	(13,651)
Short-term borrowings:
Federal funds purchased	—	—	—	299	—	—	—	—	—
Repurchase agreements	133,435	311	0.47%	150,802	628	0.84%	(66)	(251)	(317)
Other	22	3	27.50%	60,906	898	2.97%	(1,698)	803	(895)
Long-term debt	74,659	1,684	4.55%	132,337	2,580	3.93%	(1,254)	358	(896)
Junior subordinated debt owed to unconsolidated trusts	55,000	1,364	5.00%	55,000	1,519	5.57%	—	(155)	(155)
Total interest-bearing liabilities	$2,913,922	$22,572	1.56%	$3,416,464	$39,940	2.36%	$(8,716)	$(8,652)	$(17,368)

Net interest spread			3.28%			2.59%

Noninterest bearing deposits	447,263			445,347
Other liabilities	34,422			44,185
Stockholders’ equity	330,054			506,286

Total Liabilities and Stockholders’ Equity	$3,725,661			$4,412,282

Interest income / earning assets (1)	$3,402,477	$81,669	4.84%	$3,948,177	$96,962	4.95%
Interest expense / earning assets	$3,402,477	$22,572	1.34%	$3,948,177	$39,940	2.04%

Net interest margin (1)		$59,097	3.50%		$57,022	2.91%	$(7,035)	$9,110	$2,075

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2010 and 2009

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

Volume

The decrease in average earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2010 as compared to the same periods of 2009 was primarily related to the significant charge-off and loan sale activity in the second half of 2009 and continued soft demand for new loans.  As we reduced our interest-earning assets, we were able to allow interest bearing liabilities to run-off where appropriate for the organization.  The focus of the interest bearing liability run-off was in noncore funding such as price sensitive time deposits, brokered certificates of deposit and borrowings.  We expect average loans and interest-bearing liabilities to continue to decline as we continue to reduce our non-performing loans.

Rate

The overall yield on interest-earning assets declined in the three and six month periods ended June 30, 2010 as compared to the same periods of 2009.  The decrease in yield was largely due to the low yield environment for investment securities combined with an increase in liquidity, which is held at very low rates.  Overall yields in the investment portfolio are trending down as reinvestment rates are significantly lower than the rates on most maturing investments.  Our yield on loans improved primarily through rising rates on performing loans, which was primarily attributable to our bankers instituting interest rate floors on many of our loans through the renewal process.

Conversely, non-accrual loans negatively affect loan yields, which have a greater effect on our overall yield on earning assets due to the relative size of our loan portfolio. As a loan is placed on non-accrual status, it stops accruing interest.  Additionally, any interest that has accrued on the loan but has not yet been paid is reversed.

Our interest-bearing liability rates declined across all deposit categories for the three and six month periods ended June 30, 2010 as compared to the same periods of 2009.  Rates on interest bearing deposits continued to trend down; however, the downward trend is slowing as compared to prior quarters.

Net interest margin

In the prior five quarters, the decline in rates paid on interest-bearing liabilities has more than offset the decline in yield on earnings assets, which led to an increase in our net interest margin percentage. During the second quarter of 2010, the decline in the volume of our loan portfolio caused a decline in our net interest margin as we were not able to reinvest those asset dollars in similar yield investments and we were not able to reduce higher interest-bearing liabilities at the same pace as the loan decline.

Quarterly net interest margins for the last two years are as follows:

	2010	2009	2008
First Quarter	3.52%	2.89%	3.47%
Second Quarter	3.49%	2.93%	3.46%
Third Quarter	—	3.03%	3.34%
Fourth Quarter	—	3.34%	3.04%

While we remain committed to growth over the long term, we expect contraction in the balance sheet through at least the next quarter.  While we do not expect a significant decline in our net interest margin, balance sheet contraction will likely reduce our net interest income.  Any margin change will be driven by our ability to increase the yield on our earning assets and the run-off of higher interest-bearing liabilities. We expect our growth to be gradual and likely driven by core deposit funding.  We anticipate any loan growth to be accretive to both net interest income and net interest margin.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2009 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(dollars in thousands)
Remittance processing	$2,233	$3,381	(34.0)%	$4,853	$6,635	(26.9)%
Trust	3,435	3,348	2.6%	7,645	6,553	16.7%
Commissions and brokers’ fees, net	471	428	10.0%	911	947	(3.8)%
Service charges on deposit accounts	2,728	3,101	(12.0)%	5,461	5,959	(8.4)%
Other service charges & fees	1,293	1,191	8.6%	2,503	2,330	7.4%
Gain on sales of loans	3,442	3,715	(7.3)%	5,880	6,133	(4.1)%
Security gains, net	—	54	NM	742	75	NM
Other operating income	802	2,282	(64.9)%	2,703	4,989	(45.8)%
Total other income	$14,404	$17,500	(17.7)%	$30,698	$33,621	(8.7)%

Remittance payment processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue was down for the three and six month periods ended June 30, 2010 as compared to the same periods of 2009 due to the reduced activity by a significant cellular phone customer.  As we discussed in our 2009 Form 10-K under “Risk Factors”, this decrease was expected.   We do not expect further significant decline in FirsTech’s revenue going forward.

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and six month periods ended June 30, 2010 as compared to same periods in 2009.  The increase was led by increased confidence in the securities markets, which increased assets under management and activity.  Assets under management averaged $3.4 billion for the first six months of 2010 as compared to $3.1 billion for the first six months of 2009.  Additionally, revenue in our commissions and brokers’ fees, net, increased for the three months ended June 30, 2010 as compared to the same period in 2009, which was the first increase in multiple quarters as our efforts to refocus our brokerage business line begin to take hold.

Overall, service charges and loan gains decreased for the three and six month periods ended June 30, 2010 as compared to the same periods in 2009.  We have experienced a decline in service charge income as overall economic activity has declined and not recovered.  Additionally, new regulations regarding certain charges on deposit accounts may negatively impact the revenue derived from charges on deposit accounts going forward.  Gain on sales of loans is tied to mortgage rates to an extent.  Mortgage interest rates have been very low for a sustained period.  While mortgage rates remain low as compared to long term historical levels, home sales remain slow as compared to recent history and refinancing activity has slowed.

Other income for the three and six month periods ended June 30, 2010 decreased significantly as compared to the same periods in 2009.  The second quarter decrease was primarily due to a loss on an investment in a private equity fund of $0.3 million as compared to a gain of $1.0 million in the second quarter of 2009.   In the first quarter of 2009, a partial settlement of post retirement obligations relating to our bank owned life insurance resulted in a $2.0 million, non-taxable, credit to other operating income.  During the first quarter of 2010, we had an additional $0.3 million of income related to our bank owned life insurance that we characterize as nonrecurring.

OTHER EXPENSE

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	% Change	2010	2009	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$10,068	$10,792	(6.7)%	$19,734	$21,421	(7.9)%
Employee benefits	2,543	2,754	(7.7)%	5,182	5,571	(7.0)%
Total compensation expense	$12,611	$13,546	(6.9)%	$24,916	$26,992	(7.7)%

Net occupancy expense of premises	2,231	2,396	(6.9)%	4,573	4,971	(8.0)%
Furniture and equipment expenses	1,578	1,823	(13.4)%	3,109	3,759	(17.3)%
Data processing	1,951	1,930	1.1%	3,847	3,662	5.1%
Amortization of intangible assets	1,022	1,090	(6.2)%	2,045	2,180	(6.2)%
Regulatory expense	2,040	4,143	(50.8)%	3,503	4,977	(29.6)%
Other operating expenses	6,234	5,172	20.5%	10,887	9,438	15.4%
Total other expense	$27,667	$30,100	(8.1)%	$52,880	$55,979	(5.5)%

Income taxes	$2,652	$(12,601)	NM	$3,821	$(10,688)	NM
Effective rate on income taxes	31.8%	39.7%		27.8%	44.7%

Efficiency ratio	60.6%	62.6%		57.1%	59.4%

Total compensation expense decreased 6.9% as full-time equivalent employees decreased to 869 at June 30, 2010 from 901 one year earlier, a 3.6% decrease and we closed 11 banking centers, most of which occurred in the second quarter of 2009.  The reduction in compensation expense was largely due the reduction in our branch footprint.

Additionally, occupancy expenses, and furniture and equipment expenses decreased as we reduced our branch footprint by 11 banking centers, mostly during the second quarter of 2009.  We continue to evaluate our branch footprint for efficiencies in expenses and improvements in service delivery to our customers.

Regulatory expense decreased significantly during the second quarter of 2010 as compared to the second quarter of 2009 due to the special assessment of $2.8 million in the second quarter of 2009.  Overall, FDIC insurance has increased across the industry.

Other operating expenses increased for the three and six month periods primarily due to increased expenses related to collection and preservation of collateral, including legal expenses related to loan workouts and foreclosures.  Additionally, we had increased vendor related costs of $0.7 million in the second quarter of 2010 that are not expected to reoccur.  OREO expenses were higher than expected but were essentially flat for the three and six months periods ended June 30, 2010 and 2009.

The effective rate on income taxes, or income taxes divided by income before taxes, was significantly lower than the statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase. If we are in a taxable loss position, as was the case in the 2009 periods presented, our effective rate will be higher than statutory rates due to the tax preferred interest income noted above.

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest income plus other income, less security gains and losses.  The efficiency ratio for the three and six month periods ended June 30, 2010 decreased over the comparable periods in 2009.  The primary reason for the decrease was the increase in net interest income and decrease in expenses, as noted above, partially offset by declining non-interest income.  Significant improvements, resulting in a lower efficiency ratio, will be driven by improvement in our net interest margin and non-interest income as opposed to further reductions in costs.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	June 30, 2010	December 31, 2009	% Change
	(dollars in thousands)
Assets
Securities available for sale	$562,978	$569,640	(1.2)%
Loans, net	2,527,401	2,692,644	(6.1)%

Total assets	$3,699,216	$3,814,852	(3.0)%

Liabilities
Deposits:
Noninterest bearing	$438,421	$468,230	(6.4)%
Interest bearing	2,642,060	2,702,850	(2.2)%
Total deposits	$3,080,481	$3,171,080	(2.9)%

Short-term borrowings	139,554	142,325	(1.9)%
Long-term debt	58,076	82,076	(29.2)%

Total liabilities	$3,365,960	$3,486,724	(3.5)%

Stockholders’ equity	$333,256	$328,128	1.6%

First Busey’s balance sheet at June 30, 2010 remained fairly consistent with its balance sheet at December 31, 2009.

Net loans, including loans held for sale, declined by $165.2 million, of which net charge-offs of loan balances at June 30, 2010 were $30.3 million.  The remaining decline in loan balances was primarily due to customers refinancing loans elsewhere.  We expect our loan balances to continue to decrease in the third quarter of 2010 due to our efforts to reduce our non-performing loans and our potential problem loans.

Liabilities decreased $120.8 million during the first half of 2010, which was primarily due to the decline in our asset base.  As our loan and security balances declined, we were able to allow high cost funding to mature without replacement.  Interest-bearing deposits declined by $60.8 million and long-term debt declined by $24.0 million.

Stockholder’s equity increased slightly as our second quarter results are a continuance of our “gradual improvement” theme and an increase in our unrealized gains within our investment portfolio.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(dollars in thousands)
Non-accrual loans	$85,969	$97,630	$82,133	$157,978
Loans 90+ days past due and still accruing	1,831	3,116	4,166	14,526
Total non-performing loans	$87,800	$100,746	$86,299	$172,504

Other real estate owned	$14,298	$18,510	$17,190	$16,637
Other assets acquired in satisfaction of debts previously contracted	1	1	51	1
Total non-performing other assets	$14,299	$18,511	$17,241	$16,638

Total non-performing loans and non-performing other assets	$102,099	$119,257	$103,540	$187,142

Allowance for loan losses	$92,129	$94,929	$100,179	$120,021

Allowance for loan losses to loans	3.5%	3.5%	3.6%	4.0%
Allowance for loan losses to non-performing loans	104.9%	94.2%	116.1%	69.6%
Non-performing loans to loans, before allowance for loan losses	3.4%	3.7%	3.1%	5.7%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	3.9%	4.4%	3.7%	6.2%

Asset quality by general loan classification between commercial loans (including most real estate loans, except for 1-4 family mortgages, and commercial and industrial loans) and retail loans (including 1-4 family mortgages), and geography is presented in the following table as of June 30, 2010.  Loans on non-accrual status are presented.  Following loans on non-accrual status is information related to loans on non-accrual status, including amounts charged off through June 30, 2010, including 2010 and prior periods, and specific allocations of the allowance for loan losses (ALL) related to these loans.  Last, information related to our loans 90+ days past due, but still accruing interest, are also presented.

The following table sets forth information concerning non-performing loans at June 30, 2010:

	Balance	Illinois	Indiana	Florida	Commercial and Commercial Real Estate	Retail and Consumer
		(dollars in thousands)
Non-accrual loans	$85,969	$36,812	$17,587	$31,570	$71,362	$14,607

Charge offs on non-accrual loans	$52,219	$19,617	$11,410	$21,192	$44,583	$7,636

Specific allocation of ALL	$2,200	$1,150	$850	$200	$2,200	$—

90+ days past due	$1,831	$1,604	$27	$200	$157	$1,674

Our allowance for loan losses (ALL) decreased to $92.1 million or 3.52% of loans at June 30, 2010, not including loans held for sale, from $100.2 million or 3.59% of loans at December 31, 2009.  The total specific allocation of loan losses was $4.8 million at June 30, 2010, of which $2.2 million related to loans on nonaccrual.  The remaining specific reserves relate to loans on accrual, but determined to be impaired.

First Busey does not originate or hold any Alt-A or subprime loans or investments.

The Company’s allowance for loan losses has two components, a component based upon probable but unidentified losses inherent in our loan portfolio and a component based upon individual review of nonperforming, substandard or other loans identified as at risk for loss.  Our impaired loans, as defined by accounting and regulatory guidance, which consist of nonaccrual loans, 90+ days past due loans and loans determined to be impaired for another reason such as those classified as troubled debt restructurings, are evaluated for probable loss on an individual basis.  Following regular evaluation, at least quarterly, the loans are either charged down to their individual fair values or allocated specific amounts within the ALL.

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

Our net charge-offs declined from the levels experienced during 2009.  As a portion of our reserve requirement is based upon historical charge-offs, the lesser amount of charge-offs in the first and second quarters of 2010 replaced quarters with significantly higher charge-offs in the historical data, causing the historical average charge-off result to decline.  The decreased levels of charge-offs and delinquency trends, have led to a slight decrease in the reserve requirement.  Additionally, we adjusted the factor applied to our special mention and substandard still-accruing portfolio to reflect current expectations of loss within these classifications.  The current expectation of loss is less at June 30, 2010 than at December 31, 2009 as the geographical make-up of these classifications shifted to be less heavily concentrated in southwest Florida.  The loss expectations for Indiana and Illinois are less than southwest Florida as real estate values have not experienced the same level of decline.

During 2009, we added qualitative factors for the weighted grading of our loan portfolio and a specific factor related to our non-substandard hotel industry loans, which were $81.9 million at June 30, 2010.  The weighted grading of our loan portfolio has deteriorated due to the challenging economic conditions.  We believe this trend warranted inclusion in our qualitative factors as the risk of default generally increases as the loan grade deteriorates.  During 2009, we noted the hotel industry faced significant challenges regardless of market.  We continue to place a specific qualitative factor related to the hotel industry on our non-substandard hotel industry loans due to the risk inherent in this industry.

The southwest Florida market’s overall economic condition deteriorated rapidly during 2008 and did not improve significantly in 2009 or the first half of 2010.  The rapid deterioration of the market led to a substantial qualitative portion of our allowance for loan losses attributable to the uncertainty of southwest Florida market in 2008 and into 2009.  Although the uncertainty has yet to subside for the southwest Florida market, as we increase the number and amount of loans within our southwest Florida loan portfolio that are reviewed individually for impairment, the need for the significant qualitative allocation to the southwest Florida market has declined due to the decrease in the performing portion of our southwest Florida loan portfolio.  The qualitative factor for southwest Florida is still a significant factor and has not declined from the December 31, 2009 levels.

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

Potential Problem Loans

Potential problem loans are loans classified as substandard that are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on these loans as it would with other substandard loans in the allowance for loan loss calculation and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $157.9 million at June 30, 2010 and $127.7 million at December 31, 2009.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of June 30, 2010, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$42,294	$29,754
30 — 89 days past due	793	787
Included in non-performing loans	8,027	9,370
Total	$51,114	$39,911

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $20.0 million, of which $16.0 million was available as of June 30, 2010.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, management currently believes that adequate liquidity exists to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

First Busey and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and Busey Bank meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  We believe, as of June 30, 2010, that First Busey and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of June 30, 2010:

Total Capital (to Risk-weighted Assets)
Consolidated	$344,661	12.89%	$213,965	8.00%	N/A	N/A
Busey Bank	$326,432	12.27%	$212,792	8.00%	$265,990	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$310,043	11.59%	$106,983	4.00%	N/A	N/A
Busey Bank	$291,995	10.98%	$106,396	4.00%	$159,594	6.00%

Tier I Capital (to Average Assets)
Consolidated	$310,043	8.51%	$145,744	4.00%	N/A	N/A
Busey Bank	$291,995	8.03%	$145,458	4.00%	$181,823	5.00%

At our 2010 Annual Meeting of Stockholders, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 100 million to 200 million.  Although we currently do not have any specific plans, agreements or commitments to issue additional shares of common stock, the increased available shares position us for potential future growth and enable us to quickly take advantage of market conditions and other favorable opportunities as they arise.  We believe that our continued improvement in terms of credit issues and earnings should put us in a position to take advantage of growth opportunities in the near future.

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Although it appears our current level of trust preferred securities are grandfathered in as Tier 1 capital based upon asset size limitations, provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the Company and the Bank could require us to seek other sources of capital in the future.

The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•                  Create a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;

•                  Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•                  Establish strengthened capital standards for banks and bank holding companies, and disallow trust preferred securities from being included in a bank’s Tier 1 capital determination (subject to a grandfather provision for existing trust preferred securities);

•                  Contain a series of provisions covering mortgage loan original standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments;

•                  Require financial holding companies, such as the Company, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their home state;

•                  Grant the Federal Reserve the power to regulate debit card interchange fees;

•                  Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•                  Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•                  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•                  Increase the authority of the Federal Reserve to examine the Company and its nonbank subsidiaries.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in its forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey; and (xi) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect our financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Our significant accounting policies are described in Note 1 of our 2009 Annual Report on Form 10-K.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

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

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of the intangible assets are estimated to be consumed or otherwise used

up.  Because First Busey acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, First Busey would adjust the amortization of that asset, which could accelerate the recognition of future amortization expense.

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

First Busey utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  The Company’s tests goodwill for impairment annually at December 31, and more often if indicators of impairment arise.  Due to the current economic conditions, including declines in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in impairment of goodwill.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the current year and prior year and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of June 30, 2010, although there is no guarantee that those assets will be recognizable in future periods.

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

The asset-liability committee uses gap analysis to identify mismatches in the dollar value of assets and liabilities subject to repricing within specific time periods.  The Funds Management Policy established by the asset-liability committee and approved by First Busey’s Board of Directors establishes guidelines for maintaining the ratio of cumulative rate-sensitive assets to rate-sensitive liabilities within prescribed ranges at certain intervals.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of June 30, 2010:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$185,711	$—	$—	$—	$—	$185,711
Investment securities
U.S. Governments	9,500	16,566	19,467	28,985	291,391	365,909
Obligations of states and political subdivisions	685	100	8,986	2,531	68,000	80,302
Other securities	7,078	8,172	10,514	16,565	74,438	116,767
Loans (net of unearned int.)	752,642	184,438	160,368	323,410	1,198,672	2,619,530
Total rate-sensitive assets	$955,616	$209,276	$199,335	$371,491	$1,632,501	$3,368,219

Interest-bearing transaction deposits	$139,158	$—	$—	$—	$—	$139,158
Savings deposits	177,216	—	—	—	—	177,216
Money market deposits	1,071,121	—	—	—	—	1,071,121
Time deposits	219,179	152,105	198,155	340,484	344,642	1,254,565
Repurchase agreements	130,333	2,543	678	2,000	—	135,554
Short-term borrowings	4,000	—	—	—	—	4,000
Long-term debt	15,751	—	—	14,575	27,750	58,076
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,756,758	$179,648	$198,833	$357,059	$402,392	$2,894,690
Rate-sensitive assets less rate-sensitive liabilities	$(801,142)	$29,628	$502	$14,432	$1,230,109	$473,529

Cumulative Gap	$(801,142)	$(771,513)	$(771,012)	$(756,579)	$473,529
Cumulative amounts as a percentage of total rate-sensitive assets	(23.79)%	(22.91)%	(22.89)%	(22.46)%	14.06%
Cumulative ratio	0.54	0.60	0.64	0.70	1.16

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $756.6 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at June 30, 2010, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at June 30, 2010, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. As of June 30, 2010 and December 31, 2009, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at June 30, 2010, and December 31, 2009 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

June 30, 2010	NA	NA	(1.17)%	(1.72)%

December 31, 2009	NA	NA	(2.29)%	(2.56)%

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

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of +/- 10% change in net interest margin in a one-year time frame for interest rate shocks of +/- 100 basis points and +/- 15% change in net interest margin in a one-year time frame for interest rate shocks of  +/- 200 basis points.  As indicated in the table above, First Busey is within this targeted range on a consolidated basis.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of June 30, 2010, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2010, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

Not Applicable

ITEM 1A:  Risk Factors

In addition to the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Form 10-K for the annual period ended December 31, 2009, we also face the risk set forth below.  Please refer to Part I, Item 1A. “Risk Factors” of our Form 10-K for 2009 for disclosures regarding additional risks and uncertainties related to our business.

Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Dodd-Frank Act also contains many provisions which will affect smaller institutions such as ours in substantial ways.  Compliance with the Dodd-Frank Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.  Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and result of operations.  However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and the Bank at this time.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2010.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of June 30, 2010, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

ITEM 3:  Defaults upon Senior Securities

Not Applicable

ITEM 4:  Reserved

ITEM 5:  Other Information

(a)          None

(b)         Not Applicable

ITEM 6:  Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST BUSEY CORPORATION

(Registrant)

	By:	//Van A. Dukeman//

Van A. Dukeman
President and Chief Executive Officer
(Principal executive officer)

	By:	//David B. White//

David B. White
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2010