Form 10-Q
period 2010-09-30
FIRST BUSEY CORP /NV/
filed 2010-11-05
CIK 314489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended 9/30/2010              Commission File No. 0-15950

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Stock, $.001 par value	66,360,892

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009

(Unaudited)

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Assets
Cash and due from banks	$222,226	$207,071
Securities available for sale	551,720	569,640
Loans held for sale (fair value 2010 $52,454; 2009 $29,736)	51,548	29,153
Loans (net of allowance for loan losses 2010 $83,098; 2009 $100,179)	2,383,562	2,663,491
Premises and equipment	74,362	77,528
Goodwill	20,686	20,686
Other intangible assets	20,577	23,644
Cash surrender value of bank owned life insurance	37,107	35,750
Other real estate owned	11,470	17,241
Deferred tax asset, net	58,023	66,496
Other assets	101,932	104,152
Total assets	$3,533,213	$3,814,852

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$449,702	$468,230
Interest bearing	2,474,503	2,702,850
Total deposits	$2,924,205	$3,171,080

Securities sold under agreements to repurchase	130,419	142,325
Short-term borrowings	4,000	—
Long-term debt	52,576	82,076
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	30,446	36,243
Total liabilities	$3,196,646	$3,486,724

Stockholders’ Equity
Preferred stock, $.001 par value, 1,000,000 shares authorized, issued - 2009 series T, 100,000 shares, $1,000 liquidation value;	$99,558	$99,460
Common stock, $.001 par value, authorized 200,000,000 shares; issued — 68,071,497	68	68
Additional paid-in capital	510,226	510,198
Accumulated deficit	(252,772)	(256,976)
Accumulated other comprehensive income	12,921	8,812
Total stockholders’ equity before treasury stock and unearned ESOP shares	$370,001	$361,562
Common stock shares held in treasury at cost — 1,650,605	(32,183)	(32,183)
Unearned ESOP shares — 60,000 shares	(1,251)	(1,251)
Total stockholders’ equity	$336,567	$328,128
Total liabilities and stockholders’ equity	$3,533,213	$3,814,852

Common shares outstanding at period end	66,360,892	66,360,892

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$105,906	$122,945
Interest and dividends on investment securities:
Taxable interest income	10,984	14,980
Non-taxable interest income	2,247	2,546
Dividends	7	10
Total interest income	$119,144	$140,481
Interest expense:
Deposits	$26,544	$48,047
Federal funds purchased and securities sold under agreements to repurchase	440	900
Short-term borrowings	44	1,136
Long-term debt	2,313	3,800
Junior subordinated debt owed to unconsolidated trusts	2,063	2,216
Total interest expense	$31,404	$56,099
Net interest income	$87,740	$84,382
Provision for loan losses	31,700	197,500
Net interest income (loss) after provision for loan losses	$56,040	$(113,118)
Other income:
Trust fees	$10,758	$9,620
Commissions and brokers’ fees, net	1,309	1,378
Remittance processing	7,116	9,886
Service charges on deposit accounts	8,319	9,168
Other service charges and fees	3,807	3,534
Gain on sales of loans	9,984	9,942
Security gains, net	1,025	140
Other operating income	3,230	6,422
Total other income	$45,548	$50,090
Other expenses:
Salaries and wages	$30,271	$32,376
Employee benefits	7,669	8,186
Net occupancy expense of premises	6,947	7,385
Furniture and equipment expenses	4,602	5,576
Data processing	5,855	5,651
Amortization of intangible assets	3,067	3,271
Regulatory expense	5,302	7,117
Goodwill impairment expense	—	208,164
OREO expense	1,443	1,236
Other operating expenses	14,766	14,775
Total other expenses	$79,922	$293,737
Income (loss) before income taxes	$21,666	$(356,765)
Income taxes	5,742	(61,210)
Net income (loss)	$15,924	$(295,555)
Preferred stock dividends and discount accretion	3,848	3,086
Net income (loss) available to common shareholders	$12,076	$(298,641)
Basic earnings (loss) per common share	$0.18	$(8.34)
Diluted earnings (loss) per common share	$0.18	$(8.34)
Dividends declared per share of common stock	$0.12	$0.36

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$34,326	$39,198
Interest and dividends on investment securities:
Taxable interest income	3,383	4,574
Non-taxable interest income	751	833
Dividends	7	2
Total interest income	$38,467	$44,607
Interest expense:
Deposits	$7,334	$13,732
Federal funds purchased and securities sold under agreements to repurchase	129	272
Short-term borrowings	41	238
Long-term debt	629	1,220
Junior subordinated debt owed to unconsolidated trusts	699	697
Total interest expense	$8,832	$16,159
Net interest income	$29,635	$28,448
Provision for loan losses	9,500	140,000
Net interest income (loss) after provision for loan losses	$20,135	$(111,552)

Other income:
Trust	$3,113	$3,067
Commissions and brokers’ fees, net	398	431
Remittance processing	2,263	3,251
Service charges on deposit accounts	2,858	3,209
Other service charges and fees	1,304	1,204
Gain on sales of loans	4,104	3,809
Security gains, net	283	65
Other operating income	527	1,433
Total other income	$14,850	$16,469
Other expenses:
Salaries and wages	$10,537	$10,955
Employee benefits	2,487	2,615
Net occupancy expense of premises	2,374	2,414
Furniture and equipment expenses	1,493	1,817
Data processing	2,008	1,989
Amortization of intangible assets	1,022	1,091
Regulatory expense	2,155	2,140
Goodwill impairment expense	—	208,164
OREO expense	380	846
Other operating expenses	4,586	5,727
Total other expenses	$27,042	$237,758
Income (loss) before income taxes	$7,943	$(332,841)
Income taxes	1,921	(50,522)
Net income (loss)	$6,022	$(282,319)
Preferred stock dividends and discount accretion	1,283	1,356
Net income (loss) available to common shareholders	$4,739	$(283,675)
Basic earnings (loss) per share	$0.07	$(7.92)
Diluted earnings (loss) per share	$0.07	$(7.92)
Dividends declared per share of common stock	$0.04	$0.08

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$15,924	$(295,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based and non-cash compensation	126	107
Depreciation and amortization	7,798	8,618
Provision for loan losses	31,700	197,500
Goodwill impairment	—	208,164
Provision for deferred income taxes	5,762	(8,414)
Amortization of security premiums and discounts, net	3,476	3,823
Gain on sales of investment securities, net	(1,025)	(140)
Gain on sales of loans	(9,984)	(9,942)
Net loss on sales of OREO properties	1,224	1,003
Settlement of post retirement benefit liabilities	—	(2,021)
Increase in cash surrender value of bank owned life insurance	(1,357)	(971)
Increase (decrease) in deferred compensation, net	(10)	3
Change in assets and liabilities:
Decrease in other assets	2,182	3,391
Decrease in other liabilities	(1,473)	(3,011)
Decrease in interest payable	(4,321)	(4,949)
Decrease (increase) in income taxes receivable	—	(51,007)
Net cash provided by operating activities before loan originations and sales	$50,022	$46,599

Loans originated for sale	(450,290)	(537,016)
Proceeds from sales of loans	437,879	531,880
Net cash provided by operating activities	$37,611	$41,463

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	40,886	14,380
Proceeds from maturities of securities classified available for sale	138,891	184,197
Purchase of securities classified available for sale	(157,450)	(149,350)
Decrease in loans	237,785	81,073
Proceeds from sale of premises and equipment	158	574
Proceeds from sale of OREO properties	14,991	6,732
Purchases of premises and equipment	(1,723)	(3,852)
Net cash provided by investing activities	$273,538	$133,754

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
	(dollars in thousands)
Cash Flows From Financing Activities
Net decrease in certificates of deposit	$(351,872)	$(217,934)
Net increase (decrease) in demand, money market and savings deposits	104,997	(6,106)
Cash dividends paid	(11,713)	(15,102)
Net decrease in Federal funds purchased and securities sold under agreements to repurchase	(11,906)	(24,105)
Proceeds from short-term borrowings	4,000	—
Principal payments on short-term borrowings	—	(83,000)
Principal payments on long-term debt	(29,500)	(14,000)
Proceeds from issuance of common stock	—	78,160
Proceeds from issuance of CPP preferred stock and warrants	—	100,000
Net cash used in financing activities	$(295,994)	$(182,087)
Net increase (decrease) in cash and due from banks	$15,155	$(6,870)
Cash and due from banks, beginning	$207,071	$190,113
Cash and due from banks, ending	$222,226	$183,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$35,725	$61,045
Income taxes	$1,251	—

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$10,444	$11,364
Non-cash stock option activity	$—	$22
Dividends accrued	$752	$708

See accompanying notes to unaudited consolidated financial statements

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)

Net income (loss)	$6,022	$(282,319)	$15,924	$(295,555)
Other comprehensive income (loss), before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period	$2,162	$4,002	$7,845	$2,361
Less adjustment for gains included in net income (loss)	(283)	(65)	(1,025)	(140)
Other comprehensive income (loss), before tax	$1,879	$3,937	$6,820	$2,221
Income tax expense (benefit) related to items of other comprehensive income (loss)	747	1,567	2,711	885
Other comprehensive income (loss), net of tax	$1,132	$2,370	$4,109	$1,336
Comprehensive income (loss)	$7,154	$(279,949)	$20,033	$(294,219)

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

The accompanying consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended September 30, 2010 through the date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statement.

Note 2:  Recent Accounting Pronouncements

FASB ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement.  The new authoritative accounting guidance under ASC Topic 310 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for reporting periods beginning on or after January 1, 2011.

FASB ASC Topic 815, “Derivatives and Hedging.”  New authoritative accounting guidance (Accounting Standards Update No. 2010-11) under ASC Topic 815 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another.  Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The provisions of Topic 815 were effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.

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

Note 3:  Securities

The amortized cost and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2010:
U.S. Treasury securities	$406	$73	$—	$479
Obligations of U.S. government corporations and agencies	344,264	11,764	—	356,028
Obligations of states and political subdivisions	78,803	4,312	—	83,115
Residential mortgage-backed securities	102,877	4,127	(47)	106,957
Corporate debt securities	1,693	74	—	1,767
	528,043	20,350	(47)	548,346
Mutual funds and other equity securities	2,233	1,141	—	3,374

	$530,276	$21,491	$(47)	$551,720

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2009:
U.S. Treasury securities	$710	$72	$—	$782
Obligations of U.S. government corporations and agencies	339,023	7,401	(394)	346,030
Obligations of states and political subdivisions	80,229	2,480	(163)	82,546
Residential mortgage-backed securities	131,229	4,058	(2)	135,285
Corporate debt securities	1,662	63	(4)	1,721
	552,853	14,074	(563)	566,364
Mutual funds and other equity securities	2,163	1,113	—	3,276

	$555,016	$15,187	$(563)	$569,640

Gains and losses related to sales of securities are summarized as follows:

	Three Months Ended September 30,
	2010	2009
	(dollars in thousands)

Gross security gains	$283	$97
Gross security losses	—	(32)
Net security gains	$283	$65

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)

Gross security gains	$1,025	$187
Gross security losses	—	(47)
Net security gains	$1,025	$140

The following presents information pertaining to securities with gross unrealized losses as of September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2010:
Obligations of states and political subdivisions(1)	$427	$—	$—	$—	$427	$—
Residential mortgage-backed securities	10,327	47	—	—	10,327	47

Total temporarily impaired securities	$10,754	$47	$—	$—	$10,754	$47

(1) Unrealized loss was less than one-thousand dollars.

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2009:
Obligations of U.S. government agencies and corporations	$53,357	$394	$—	$—	$53,357	$394
Obligations of states and political subdivisions	5,772	24	5,759	139	11,531	163
Residential mortgage-backed securities	427	2	—	—	427	2
Corporate debt securities	—	—	96	4	96	4

Total temporarily impaired securities	$59,556	$420	$5,855	$143	$65,411	$563

The total number of investment securities in an unrealized loss position as of September 30, 2010 and December 31, 2009 was 3 and 42, respectively. The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the securities prior to recovery of amortized cost.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

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

The amortized cost and fair value of debt securities available for sale as of September 30, 2010, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties, therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$81,881	$83,143
Due after one year through five years	295,685	307,112
Due after five years through ten years	80,692	85,034
Due after ten years	69,785	73,057
	$528,043	$548,346

Investment securities with carrying amounts of $430.2 million and $400.3 million on September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Note 4:  Loans

The major classifications of loans as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(dollars in thousands)

Commercial	$343,483	$390,358
Real estate construction	207,704	328,052
Real estate - farmland	64,437	62,049
Real estate - 1-4 family residential mortgage	607,856	657,738
Real estate - multifamily mortgage	279,930	276,303
Real estate - non-farm nonresidential mortgage	858,672	934,803
Installment	68,113	70,569
Agricultural	35,546	42,687
	$2,465,741	$2,762,559
Plus:
Net deferred loan costs	919	1,111
	$2,466,660	$2,763,670
Less:
Allowance for loan losses	83,098	100,179
Net loans	$2,383,562	$2,663,491

Geographic distribution of loans excluding loans held for sale and deferred loan fees, by call report category, is as follows:

	September 30, 2010
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$292,975	$15,550	$34,958
Real estate construction	132,988	36,238	38,478
Real estate - farmland	60,516	3,921	—
Real estate - 1 to 4 family residential mortgage	460,366	134,765	12,725
Real estate - multifamily mortgage	273,650	1,653	4,627
Real estate - non-farm nonresidential mortgage	665,486	144,525	48,661
Installment	66,888	1,033	192
Agricultural	35,546	—	—
Total	$1,988,415	$337,685	$139,641

	December 31, 2009
	Illinois	Florida	Indiana
	(dollars in thousands)

Commercial	$339,410	$15,246	$35,702
Real estate construction	181,021	91,934	55,097
Real estate - farmland	57,703	4,346	—
Real estate - 1 to 4 family residential mortgage	492,355	145,619	19,764
Real estate - multifamily mortgage	268,304	4,016	3,983
Real estate - non-farm nonresidential mortgage	713,688	165,522	55,593
Installment	68,474	1,660	435
Agricultural	42,687	—	—
Total	$2,163,642	$428,343	$170,574

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

Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)

Balance, beginning of year	$100,179	$98,671
Provision for loan losses	31,700	197,500
Recoveries applicable to loan balances previously charged off	13,549	1,637
Loan balances charged off	62,330	177,787
Balance, September 30	$83,098	$120,021

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

Loans contractually past due in excess of 90 days and loans classified as non-accrual are summarized as follows:

	September 30,	December 31,
	2010	2009
	(dollars in thousands)

Total loans 90 days past due and still accruing
Illinois	$1,437	$4,022
Indiana	—	—
Florida	20	144
	$1,457	$4,166

Total non-accrual loans
Illinois	$40,329	$24,009
Indiana	15,065	18,089
Florida	22,829	40,035
	$78,223	$82,133
Total non-performing loans	$79,680	$86,299

Impaired loan totals in the categories below are net of partial charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	September 30,	December 31,
	2010	2009
	(dollars in thousands)

Impaired loans for which a specific allowance has been provided	$19,697	$5,273
Impaired loans for which no specific allowance has been provided	108,194	127,669

Total loans determined to be impaired	$127,891	$132,942

Allowance for loan loss for impaired loans included in the allowance for loan losses	$8,998	$1,850

At September 30, 2010 and December 31, 2009, the Company had restructured loans of $30,804 and 30,541, respectively, which were performing in accordance with the restructured terms and were considered impaired for purposes of the ALL analysis but not included in non-performing loans listed above.

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

Due to the current economic conditions, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.  However, the Company determined that an interim impairment test on goodwill was not required during the quarter ended September 30, 2010.

Note 6: Short-term Borrowings

The following table sets forth the distribution of short-term borrowings and weighted average interest rates at September 30, 2010.  Securities sold under agreements to repurchase generally represent overnight borrowing transactions.  Other short-term borrowings consist of notes with maturities of less than one year.

	Securities sold under agreements to repurchase	Other short-term borrowings
	(dollars in thousands)

2010
Balance, September 30, 2010	$130,419	$4,000
Weighted average interest rate at end of period	0.36%	3.31%
Maximum outstanding at any month end	$141,276	$4,000
Average daily balance	$134,228	$1,363
Weighted average interest rate during period (1)	0.44%	4.32%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.  The weighted average interest rate on other short-term borrowings is higher than expected due to unutilized line fees included in interest expense.

Note 7:  Earnings Per Common Share

Net income (loss) per common share has been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net income (loss) available to common shareholders	$4,739	$(283,675)	$12,076	$(298,641)
Shares:
Weighted average common shares outstanding	66,361	35,816	66,361	35,816

Dilutive effect of outstanding options as determined by the application of the treasury stock method	—	—	—	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	66,361	35,816	66,361	35,816

Basic earnings (loss) per share	$0.07	$(7.92)	$0.18	$(8.34)

Diluted earnings (loss) per share	$0.07	$(7.92)	$0.18	$(8.34)

Basic earnings per share are computed by dividing net income available to common shareholders for the year by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period exceeds the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  The calculation of the diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009 does not reflect the assumed exercise of potentially dilutive stock options because the effect would have been anti-dilutive due to the lower market price for the period.   None of the Company’s 1,435,968 outstanding options, 573,833 warrants, or 191,579 restricted stock units were potentially dilutive for the three and nine month periods ended September 30, 2010 and 2009.

Note 8:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the year ended December 31, 2009.  As of September 30, 2010, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in Capital Purchase Program under the Troubled Asset Relief Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as the U.S. Department of the Treasury no longer holds any equity securities in the Company.

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

A summary of the status of and changes in the Company’s stock option plans for the nine months ended September 30, 2010 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,592,755	$16.12
Granted	67,500	4.49
Exercised	—	—
Forfeited	224,287	13.38
Outstanding at end of period	1,435,968	$16.00	3.71

Exercisable at end of period	1,375,968	$16.83	3.78

As of September 30, 2010, the Company had an insignificant amount of unrecognized stock option expense.  The Company recognized an insignificant amount of compensation expense related to stock options for the nine months ended September 30, 2010.

The total intrinsic value of stock options exercised in the nine months ended September 30, 2009 and outstanding as of September 30, 2010 was insignificant.

On July 12, 2010, under the terms of the First Busey Corporation 2010 Equity Incentive Plan, the Company granted 191,579 restricted stock units (“RSUs”) to certain members of management. The fair value of each restricted stock unit was the market price of our stock on the date of grant.  On July 12, 2010, the stock price was $4.75, resulting in total compensation cost of $910,000.  This cost will be recognized over a requisite service period of five years.  As of September 30, 2010, there was $864,500 of total unrecognized compensation cost related to these nonvested RSUs.

In addition, employees will earn quarterly dividends on their respective shares.  These dividends will not be paid out during the vesting period — but instead will be used to purchase additional shares.  Therefore, dividends earned each quarter will compound based upon the updated share balances.  Upon vesting, shares are expected to be issued from treasury.

Note 9:  Income Taxes

At September 30, 2010, the Company was not under examination by any tax authorities.

During the quarter ended September 30, 2010, the examination by the Internal Revenue Service for tax years 2007 and 2008 was finalized and payment was made of $1.2 million, which had been accrued for in prior periods.

The Company had also been under examination by the Illinois Department of Revenue for 2007 and 2008 income tax filings and the Florida Department of Revenue for 2006, 2007 and 2008 Corporate income tax filings.  Both state examinations were finalized in the third quarter which resulted in additional payments totaling $0.3 million.

Note 10:  Outstanding Commitments and Contingent Liabilities

Legal Matters

The Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on the financial position or the results of operations of the Company and its subsidiaries.

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

The Company and its subsidiaries’ exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiaries use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$512,982	$544,589
Standby letters of credit	17,166	19,002

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2010, and December 31, 2009, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of September 30, 2010, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,485,642	$3,766,612
FirsTech	8,992	8,992	24,262	23,294
Busey Wealth Management	11,694	11,694	26,166	24,731
All Other	—	—	(2,857)	215
Total Goodwill	$20,686	$20,686	$3,533,213	$3,814,852

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$38,398	$44,561	$118,946	$140,304
FirsTech	12	12	43	34
Busey Wealth Management	67	60	188	174
All Other	(10)	(26)	(33)	(31)
Total Interest Income	$38,467	$44,607	$119,144	$140,481

Interest Expense:
Busey Bank	$8,027	$15,347	$29,061	$53,203
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	805	812	2,343	2,896
Total Interest Expense	$8,832	$16,159	$31,404	$56,099

Other Income:
Busey Bank	$9,509	$10,028	$28,517	$29,412
FirsTech	2,328	3,279	7,245	9,964
Busey Wealth Management	3,246	3,109	10,469	9,520
All Other	(233)	53	(683)	1,194
Total Other Income	$14,850	$16,469	$45,548	$50,090

Net Income (loss):
Busey Bank	$5,449	$(280,677)	$14,221	$(294,942)
FirsTech	425	728	1,522	2,397
Busey Wealth Management	716	629	2,574	1,908
All Other	(568)	(2,999)	(2,393)	(4,918)
Total Net Income (loss)	$6,022	$(282,319)	$15,924	$(295,555)

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

There were no transfers between levels during the quarter ended September 30, 2010.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For corporate debt, mutual funds and equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1 in the ASC 820 fair value hierarchy.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The independent pricing service evaluations are based on market data.  The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the independent pricing service evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, the independent pricing service uses model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  The models and processes take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2010
Securities available-for-sale:
U.S. Treasury	$—	$479	$—	$479
U.S. government agencies and corporations	—	356,028	—	356,028
Obligations of states and political subdivisions	—	83,115	—	83,115
Residential mortgage-backed	—	106,957	—	106,957
Corporate debt securities	1,767	—	—	1,767
Mutual funds and other equity	3,374	—	—	3,374
	$5,141	$546,579	$—	$551,720

December 31, 2009
Securities available-for-sale:
U.S. Treasury	$—	$782	$—	$782
U.S. government agencies and corporations	—	346,030	—	346,030
Obligations of states and political subdivisions	—	82,546	—	82,546
Residential mortgage-backed	—	135,285	—	135,285
Corporate debt	1,721	—	—	1,721
Mutual funds and other equity	3,276	—	—	3,276
	$4,997	$564,643	$—	$569,640

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

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2010
Impaired loans	$—	$—	$118,893	$118,893
Foreclosed assets	—	—	11,470	11,470

December 31, 2009
Impaired loans	$—	$—	$131,092	$131,092
Foreclosed assets	—	—	17,241	17,241

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

The estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Securities	$551,720	$551,720	$569,640	$569,640
Loans held for sale	51,548	52,454	29,153	29,736
Loans, net	2,383,562	2,422,896	2,663,491	2,697,857
Accrued interest receivable	14,037	14,037	15,286	15,286

Financial liabilities:
Deposits	$2,924,205	$2,936,872	$3,171,080	$3,182,759
Securities sold under agreements to repurchase	130,419	130,419	142,325	142,341
Short-term borrowings	4,000	4,000	—	—
Long-term debt	52,576	54,840	82,076	84,869
Junior subordinated debt owed to unconsolidated trusts	55,000	54,292	55,000	53,375
Accrued interest payable	3,770	3,770	8,091	8,091

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at September 30, 2010 (unaudited), as compared with December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 and 2009 (unaudited).  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2009 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Operating Results

We were profitable in the third quarter of 2010:

•                     Net income was $6.0 million for the quarter ended September 30, 2010 compared to a loss of $282.3 million for the quarter ended September 30, 2009.

•                     Net income was $15.9 million for the nine months ended September 30, 2010 compared to a loss of $295.6 million for the nine months ended September 30, 2009.

•                     Income available to common shareholders (net of TARP dividends and discount accretion) for the quarter ended September 30, 2010 was $4.7 million, or $0.07 per fully-diluted common share, compared to a loss of $283.7 million, or $7.92 per fully-diluted common share, for the quarter ended September 30, 2009.

•                     Income available to common shareholders (net of TARP dividends and discount accretion) for the nine months ended September 30, 2010 was $12.1 million, or $0.18 per fully-diluted common share, compared to a loss of $298.6 million, or $8.34 per fully-diluted common share, for the nine months ended September 30, 2009.

•                     Pre-provision, pre-tax net income was $17.4 million for the third quarter of 2010 compared to a loss of $192.8 million for the quarter ended September 30, 2009.

•                     Net interest margin increased to 3.64% for the third quarter of 2010 as compared to 3.05% for the third quarter of 2009. The net interest margin for the first nine months of 2010 was 3.55% as compared to 2.96% in the same period of 2009.

•                     Our efficiency ratio (a measurement that roughly shows the percentage cost of each dollar of revenue) for the quarter ended September 30, 2010 improved to 58.21% as compared to 62.69% for the quarter ended September 30, 2009.

•                     Total revenue, net of interest expense and security gains, for the third quarter of 2010 was $44.2 million compared to $44.9 million for the third quarter of 2009.

Pre-provision, Pre-tax Non-GAAP Reconciliation

The following pre-provision, pre-tax (PPPT) non-GAAP reconciliation presents our adjusted PPPT income after items we consider to be either non-recurring or non-persistent, as they were significantly higher or due to the significant economic challenges in 2010 and 2009.  While certain of these items are non-recurring in nature, such as bank owned life insurance settlement, others will continue to occur, but we do not expect them to be at the same levels in future years as they were in 2010 or 2009.

		Three Months Ended 2010
	2010 YTD Total	September 30	June 30	March 31
	(dollars in thousands)

Pre-tax, Pre-Provision Profit , GAAP Basis	$53,366	$17,443	$15,837	$20,086
Reconciling income items:
Bank owned life insurance settlement	(300)	—	—	(300)
Investments in private equity funds	81	—	281	(200)
Security gains/ losses	(1,025)	(283)	—	(742)

Reconciling expense items:
OREO expenses	1,443	380	670	393
Gain/loss on sales of OREO	128	(95)	362	(139)
Other vendor related expenses	1,250	550	700	—

Adjusted pre-provision, pre-tax profit	$54,943	$17,995	$17,850	$19,098

		Three Months Ended 2009
	2009 YTD Total	September 30	June 30	March 31
	(dollars in thousands)

Pre-tax, Pre-Provision Profit , GAAP Basis	$(159,265)	$(192,841)	$15,770	$17,806
Reconciling income items:
Bank owned life insurance settlement	(2,021)	—	—	(2,021)
Investments in private equity funds	(600)	—	(1,000)	400
Security gains/ losses	(140)	(65)	(54)	(21)

Reconciling expense items:
Goodwill impairment	208,164	208,164	—	—
FDIC Assessment	2,200	—	2,800	(600)
Employee related costs	524	491	—	33
OREO expenses	1,236	846	252	138
Gain/loss on sales of OREO	1,003	274	758	(29)
Tax examination results	400	400	—	—
Asset impairment	80	80	—	—
Other	664	664	—	—

Adjusted pre-provision, pre-tax profit	$52,245	$18,013	$18,526	$15,706

Asset Quality

Our credit metrics at September 30, 2010 showed slight improvement as compared to December 31, 2009 levels, but remained significantly better than levels at September 30, 2009, when we believe that our non-performing assets peaked.  We expect continued gradual improvement in these credit metrics in the fourth quarter of 2010 depending on market specific economic conditions.  The key metrics are as follows:

•                     Loans 30-89 days past due increased to $19.3 million at September 30, 2010 from $12.5 million at December 31, 2009, but have declined significantly from $34.0 million at September 30, 2009.

•                     Non-performing loans decreased to $79.7 million at September 30, 2010 from $86.3 million at December 31, 2009 and have declined significantly from $172.5 million at September 30, 2009.

•                     Illinois non-performing loans increased to $41.8 million at September 30, 2010 from $28.0 million at December 31, 2009 and have declined slightly from $42.8 million at September 30, 2009.

•                     Florida non-performing loans decreased to $22.8 million at September 30, 2010 from $40.2 million at December 31, 2009 and $113.3 million at September 30, 2009.

•                     Indiana non-performing loans decreased to $15.1 million at September 30, 2010 from $18.1 million at December 31, 2009 and have declined slightly from $16.4 million at September 30, 2009.

•                     Other real estate owned decreased to $11.5 million at September 30, 2010 from $17.2 million at December 31, 2009 and $16.6 million at September 30, 2009.

•                     The ratio of non-performing assets to total loans plus other real estate owned decreased to 3.60% at September 30, 2010 from 3.68% at December 31, 2009 and was significantly below the 6.26% ratio at September 30, 2009.

•                     Allowance for loan losses to non-performing loan ratio was 104.3% at September 30, 2010, which was a decrease from 116.1% at December 31, 2009, but was significantly higher than the 69.6% at September 30, 2009.

•                     Allowance for loan losses to total loans was 3.30% at September 30, 2010 down from 3.59% at December 31, 2009 and 4.00% at September 30, 2009.

As noted above, we continue to believe the peak of our non-performing assets occurred in the quarter ended September 30, 2009.  We expect continued gradual improvement in our overall credit metrics, subject to market specific economic conditions, as we believe we have identified the risks within our loan portfolio.

Economic Conditions of Markets

Overall, all of our markets appear to have stabilized.  Our Illinois markets continue to perform well, despite a slight increase in non-performing loans.  Overall, the increase in non-performing loans in Illinois as a percentage of total Illinois loans remains relatively stable.  On a percentage of loan basis, our credit challenges remain within our Indianapolis and southwest Florida markets.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010			2009			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$148,396	$120	0.32%	$45,132	$23	0.20%	$77	$20	$97
Investment securities
U.S. Government obligations	360,779	2,318	2.55%	359,021	3,047	3.37%	15	(744)	(729)
Obligations of states and political subdivisions (1)	82,310	1,155	5.57%	87,450	1,281	5.81%	(73)	(53)	(126)
Other securities	108,939	952	3.47%	162,228	1,576	3.85%	(478)	(146)	(624)
Loans (net of unearned interest)(1) (2)	2,580,563	34,420	5.29%	3,131,279	39,295	4.98%	(7,231)	2,356	(4,875)
Total interest-earning assets	$3,280,987	$38,965	4.71%	$3,785,110	$45,222	4.74%	$(7,690)	$1,433	$(6,257)

Cash and due from banks	80,991			80,763
Premises and equipment	75,102			80,163
Allowance for loan losses	(92,743)			(85,039)
Other assets	253,900			347,506

Total Assets	$3,598,237			$4,208,503

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$40,918	$34	0.33%	$30,916	$19	0.24%	$7	$8	$15
Savings deposits	178,715	101	0.22%	167,380	125	0.30%	8	(32)	(24)
Money market deposits	1,187,638	1,289	0.43%	1,162,240	2,120	0.72%	45	(876)	(831)
Time deposits	1,122,228	5,910	2.09%	1,521,774	11,468	2.99%	(2,589)	(2,969)	(5,558)
Short-term borrowings:
Federal funds purchased	—	—	—%	6,592	10	0.60%	(5)	(5)	(10)
Repurchase agreements	135,787	129	0.38%	150,178	262	0.69%	(23)	(110)	(133)
Other	4,000	41	4.07%	30,455	238	3.10%	(254)	57	(197)
Long-term debt	54,000	629	4.62%	122,667	1,220	3.95%	(772)	181	(591)
Junior subordinated debt owed to unconsolidated trusts	55,000	699	5.04%	55,000	697	5.03%	—	2	2
Total interest-bearing liabilities	$2,778,286	$8,832	1.26%	$3,247,202	$16,159	1.97%	$(3,583)	$(3,744)	$(7,327)

Net interest spread			3.45%			2.77%

Noninterest-bearing deposits	453,091			443,633
Other liabilities	31,944			39,733
Stockholders’ equity	334,916			477,935

Total Liabilities and Stockholders’ Equity	$3,598,237			$4,208,503

Interest income / earning assets (1)	$3,280,987	$38,965	4.71%	$3,785,110	$45,222	4.74%
Interest expense / earning assets	$3,280,987	$8,832	1.07%	$3,785,110	$16,159	1.69%

Net interest margin (1)		$30,133	3.64%		$29,063	3.05%	$(4,107)	$5,177	$1,070

(1)         On a tax-equivalent basis assuming a federal income tax rate of 35% for 2010 and 2009.

(2)         Non-accrual loans have been included in average loans, net of unearned interest.

(3)         Annualized

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	2010			2009			Change due to (1)
	Average	Income/	Yield/	Average	Average	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Yield/Rate	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$143,733	$260	0.24%	$54,804	$93	0.23%	$160	$7	$167
Federal funds sold	—	—	—%	373	—	—%	—	—	—
Investment securities
U.S. Government obligations	357,217	7,499	2.81%	381,577	10,066	3.53%	(611)	(1,956)	(2,567)
Obligations of states and political subdivisions (1)	81,079	3,457	5.70%	88,790	3,917	5.90%	(332)	(128)	(460)
Other securities	117,971	3,232	3.66%	164,387	4,831	3.93%	(1,290)	(309)	(1,599)
Loans (net of unearned interest) (1)(2)	2,661,535	106,186	5.33%	3,200,974	123,217	5.15%	(21,387)	4,356	(17,031)
Total interest earning assets	$3,361,535	$120,634	4.80%	$3,890,905	$142,124	4.88%	$(23,460)	$1,970	$(21,490)

Cash and due from banks	80,064			83,693
Premises and equipment	76,106			80,856
Allowance for loan losses	(96,983)			(90,993)
Other assets	262,031			373,992

Total Assets	$3,682,753			$4,338,453

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$40,399	$98	0.32%	$31,931	$82	0.34%	$21	$(5)	$16
Savings deposits	175,660	306	0.23%	165,167	415	0.34%	25	(134)	(109)
Money market deposits	1,140,904	4,560	0.53%	1,131,789	6,761	0.80%	54	(2,255)	(2,201)
Time deposits	1,252,962	21,580	2.30%	1,640,428	40,789	3.32%	(8,347)	(10,862)	(19,209)
Short-term borrowings:
Federal funds purchased	—	—	—%	2,497	10	0.54%	(5)	(5)	(10)
Repurchase agreements	134,228	440	0.44%	149,342	890	0.80%	(83)	(367)	(450)
Other	1,363	44	4.32%	51,536	1,136	2.95%	(1,454)	362	(1,092)
Long-term debt	67,697	2,313	4.57%	129,205	3,800	3.93%	(2,027)	540	(1,487)
Junior subordinated debt owed to unconsolidated trusts	55,000	2,063	5.01%	55,000	2,216	5.39%	—	(153)	(153)
Total interest-bearing liabilities	$2,868,213	$31,404	1.46%	$3,356,895	$56,099	2.23%	$(11,816)	$(12,879)	$(24,695)

Net interest spread			3.34%			2.65%

Noninterest bearing deposits	449,261			446,186
Other liabilities	33,587			42,692
Stockholders’ equity	331,692			492,680

Total Liabilities and Stockholders’ Equity	$3,682,753			$4,338,453

Interest income / earning assets (1)	$3,361,535	$120,634	4.80%	$3,890,905	$142,124	4.88%
Interest expense / earning assets	$3,361,535	$31,404	1.25%	$3,890,905	$56,099	1.93%

Net interest margin (1)		$89,230	3.55%		$86,025	2.96%	$(11,644)	$14,849	$3,205

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2010 and 2009

(2)          Non-accrual loans have been included in average loans, net of unearned interest.

(3)          Annualized

Volume

The decrease in average earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2010 as compared to the same periods of 2009 was primarily related to the significant charge-off and loan sale activity in the second half of 2009 and continued soft demand for new loans.  As we reduced our interest-earning assets, we were able to allow interest bearing liabilities to run-off where appropriate for the organization.  The focus of the interest bearing liability run-off was in noncore funding such as price sensitive time deposits, brokered certificates of deposit and borrowings.  We expect further, less significant decline in our average loans and interest-bearing liabilities through the fourth quarter of 2010 as we continue to reduce our non-performing loans.

Rate

The overall yield on interest-earning assets declined slightly in the three and nine month periods ended September 30, 2010 as compared to the same periods of 2009.  The decrease in yield was largely due to the low yield environment for investment securities combined with an increase in liquidity, which is held at very low rates.  Overall yields in the investment portfolio are trending down as reinvestment rates are significantly lower than the rates on most maturing investments.  Our yield on loans improved primarily through rising rates on performing loans, which was primarily attributable to our bankers instituting interest rate floors on many of our loans through the renewal process.

Conversely, non-accrual loans negatively affect loan yields, which have a greater effect on our overall yield on earning assets due to the relative size of our loan portfolio. As a loan is placed on non-accrual status, it stops accruing interest.  Additionally, any interest that has accrued on the loan but has not yet been paid is reversed.  Interest reversals on non-accrual loans have declined significantly in the three and nine month periods.  Interest reversals totaled $0.4 million for the three months ended September 30, 2010 compared to $0.8 for the same period in 2009 and totaled $0.5 million for the nine months ended September 30, 2010 compared to $1.1 million for the same period in 2009.

Our interest-bearing liability rates declined for the three and nine month periods ended September 30, 2010 as compared to the same periods of 2009.  Rates on interest bearing deposits continued to trend down and we have also focused on shifting our deposit mix toward instruments that generally have lower rates.  We expect the cost of deposit funds to trend down through at least the fourth quarter of 2010.

Net interest margin

In recent quarters, the decline in rates paid on interest-bearing liabilities has more than offset the decline in yield on earnings assets, which led to an increase in our net interest margin percentage.

Quarterly net interest margins for 2008-2010 are as follows:

	2010	2009	2008
First Quarter	3.52%	2.89%	3.47%
Second Quarter	3.49%	2.93%	3.46%
Third Quarter	3.64%	3.05%	3.34%
Fourth Quarter	—	3.34%	3.04%

While we remain committed to growth over the long term, we expect contraction in the balance sheet through at least the next quarter.  While we do not expect a decline in our net interest margin, balance sheet contraction will likely reduce our net interest income.  Any margin change will be driven by our ability to increase the yield on our earning assets and the run-off of higher interest-bearing liabilities. We expect our growth to be gradual and likely driven by core deposit funding.  We anticipate any loan growth to be accretive to both net interest income and net interest margin.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2009 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(dollars in thousands)
Trust	$3,113	$3,067	1.5%	$10,758	$9,620	11.8%
Commissions and brokers’ fees, net	398	431	(7.7)%	1,309	1,378	(5.0)%
Remittance processing	2,263	3,251	(30.4)%	7,116	9,886	(28.0)%
Service charges on deposit accounts	2,858	3,209	(10.9)%	8,319	9,168	(9.3)%
Other service charges & fees	1,304	1,204	8.3%	3,807	3,534	7.7%
Gain on sales of loans	4,104	3,809	7.7%	9,984	9,942	0.4%
Security gains, net	283	65	NM	1,025	140	NM
Other operating income	527	1,433	(63.2)%	3,230	6,422	(49.7)%
Total other income	$14,850	$16,469	(9.8)%	$45,548	$50,090	(9.1)%

Remittance payment processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue was down for the three and nine month periods ended September 30, 2010 as compared to the same periods of 2009 due to the reduced activity by a significant cellular phone customer.  As we discussed in our 2009 Form 10-K under “Risk Factors”, this decrease was expected.   We do not expect further significant decline in FirsTech’s revenue going forward.

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and nine month periods ended September 30, 2010 as compared to same periods in 2009.  The increase was led by increased security market valuation, which increased assets under management and activity.  Assets under management averaged $3.4 billion for the first nine months of 2010 as compared to $3.2 billion for the first nine months of 2009.

Overall, service charges decreased for the three and nine month periods ended September 30, 2010 as compared to the same periods in 2009.  We have experienced a decline in service charge income as overall economic activity has declined and not recovered.  Additionally, new regulations regarding certain charges on deposit accounts may negatively impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans increased for the three month period ended September 30, 2010 as compared to the same period in 2009 and was steady for the nine months ended September 30, 2010 as compared to the same period in 2009. Mortgage interest rates have been very low for a sustained period. Third quarter 2010 continued to see strong mortgage origination and refinancing activity due to continuing lower mortgage rates.

Other income for the three and nine month periods ended September 30, 2010 decreased significantly as compared to the same periods in 2009.  The third quarter decrease was a result of a decline in loan servicing income of $0.3 million in 2010 over 2009 due to the large volume of refinancing. In addition, during the third quarter of 2009, income of $0.3 was recognized as a result of an adjustment to a third party.  In the first quarter of 2009, a partial settlement of post retirement obligations relating to our bank owned life insurance resulted in a $2.0 million, non-taxable, credit to other operating income.  During the first quarter of 2010, we had an additional $0.3 million of income related to our bank owned life insurance that we characterize as nonrecurring.  During the second quarter of 2009 a gain of $1.0 million was recognized on an investment in a private equity fund compared to a loss in the second quarter of 2010 of $0.3 million.

OTHER EXPENSE

	Three Months Ended September 30			Nine Months Ended September 30
	2010	2009	% Change	2010	2009	% Change
	(dollars in thousands)
Compensation expense:
Salaries & wages	$10,537	$10,955	(3.8)%	$30,271	$32,376	(6.5)%
Employee benefits	2,487	2,615	(4.9)%	7,669	8,186	(6.3)%
Total compensation expense	$13,024	$13,570	(4.0)%	$37,940	$40,562	(6.5)%

Net occupancy expense of premises	2,374	2,414	(1.7)%	6,947	7,385	(5.9)%
Furniture and equipment expenses	1,493	1,817	(17.8)%	4,602	5,576	(17.5)%
Data processing	2,008	1,989	1.0%	5,855	5,651	3.6%
Amortization of intangible assets	1,022	1,091	(6.3)%	3,067	3,271	(6.2)%
Regulatory expense	2,155	2,140	0.7%	5,302	7,117	(25.5)%
Goodwill impairment expense	—	208,164	(100.0)%	—	208,164	(100.0)%
OREO expense	380	846	(55.1)%	1,443	1,236	16.7%
Other operating expenses	4,586	5,727	(19.9)%	14,766	14,775	(0.1)%
Total other expense	$27,042	$237,758	(88.6)%	$79,922	$293,737	(72.8)%

Income taxes	$1,921	$(50,522)	(103.8)%	$5,742	$(61,210)	(109.4)%
Effective rate on income taxes	24.2%	15.2%		26.5%	17.2%

Efficiency ratio	58.21%	62.69%		57.46%	60.53%

Total compensation expense decreased for the three and nine months ended September 30, 2010 as compared to the same period in 2009, as full-time equivalent employees decreased to 857 at September 30, 2010 from 901 one year earlier.  Two banking centers were closed in the third quarter of 2010, one in Illinois and one in Florida. We do not expect the third quarter closures to have a significant impact on total compensation expense.  In 2009, 11 banking centers were closed, mainly in the second quarter.  The reduction in compensation expense was largely due to the 2009 reduction in our branch footprint.

Additionally, occupancy expenses, and furniture and equipment expenses decreased as we reduced our branch footprint. We continue to evaluate our branch footprint for efficiencies in expenses and improvements in service delivery to our customers.

Regulatory expense remained steady for the three months ended September 30, 2010 as compared to the same period in 2009. The nine months ended September 30, 2010 decreased significantly as compared to the same period of 2009 due to the special assessment of $2.8 million in the second quarter of 2009.

The goodwill impairment charge of $208.2 million in third quarter 2009 was the full amount of goodwill attributable to our banking operations.  This was a reflection of the reduction in the market value of the Company.  The goodwill impairment charge did not affect tangible capital, regulatory capital, cash flow or liquidity.

Other operating expenses decreased for the three months ended September 30, 2010 compared to same period in 2009 but is flat for the nine month period.  The 2010 third quarter decrease relates to increased expenses in 2009 for preservation of collateral, consulting fees indirectly associated with the capital offering and an adjustment arising from an agency audit. OREO expenses were lower for the three months ended September 30, 2010 compared to the same period in 2009 but slightly higher for the nine months.

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

The efficiency ratio is total other expense, less amortization charges, as a percentage of tax equivalent net-interest income plus other income, less security gains and losses.  The efficiency ratio for the three and nine month periods ended September 30, 2010 decreased over the comparable periods in 2009.  The primary reason for the decrease was the increase in net interest income and decrease in expenses, as noted above, partially offset by declining non-interest income.  Significant improvements, resulting in a lower efficiency ratio, will be driven by improvement in our net interest margin and non-interest income as opposed to further reductions in costs.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	September 30, 2010	December 31, 2009	% Change
	(dollars in thousands)
Assets
Securities available for sale	$551,720	$569,640	(3.1)%
Loans, net	2,435,110	2,692,644	(9.6)%

Total assets	$3,533,213	$3,814,852	(7.4)%

Liabilities
Deposits:
Noninterest bearing	$449,702	$468,230	(4.0)%
Interest bearing	2,474,503	2,702,850	(8.4)%
Total deposits	$2,924,205	$3,171,080	(7.8)%

Short-term borrowings	134,419	142,325	(5.6)%
Long-term debt	52,576	82,076	(35.9)%

Total liabilities	$3,196,646	$3,486,724	(8.3)%

Stockholders’ equity	$336,567	$328,128	2.6%

First Busey’s balance sheet at September 30, 2010 has slightly decreased as compared with its balance sheet at December 31, 2009.

Net loans, including loans held for sale, declined by $257.5 million, of which net charge-offs of loan balances at September 30, 2010 were $48.8 million.  We have been in a continual process of removing under and non-performing loans from our loan portfolio. While this approach has served us well during the current economic cycle, it is not a sustainable, long-term model for success. Over the remainder of 2010 and into 2011, we will be implementing changes we believe will facilitate growth while continuing to reduce problem loans.

Liabilities decreased $290.1 million during the nine months of 2010, which was primarily due to the decline in our asset base.  As our loan and security balances declined, we were able to allow high cost funding to mature without replacement.  Interest-bearing deposits declined by $228.3 million and long-term debt declined by $29.5 million.

Stockholder’s equity increased slightly as our third quarter results were a continuance of our “gradual improvement” theme and an increase in our unrealized gains within our investment portfolio.

ASSET QUALITY

NON-PERFORMING LOANS & ALLOWANCE SUMMARY

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(dollars in thousands)
Non-accrual loans	$78,223	$85,969	$97,630	$82,133
Loans 90+ days past due and still accruing	1,457	1,831	3,116	4,166
Total non-performing loans	$79,680	$87,800	$100,746	$86,299

Other real estate owned	$11,470	$14,299	$18,511	$17,241

Total non-performing assets	$91,150	$102,099	$119,257	$103,540

Allowance for loan losses	$83,098	$92,129	$94,929	$100,179

Allowance for loan losses to loans	3.3%	3.5%	3.5%	3.6%
Allowance for loan losses to non-performing loans	104.3%	104.9%	94.2%	116.1%
Non-performing loans to loans, before allowance for loan losses	3.2%	3.4%	3.7%	3.1%
Non-performing loans and other real estate owned to loans, before allowance for loan losses	3.6%	3.9%	4.4%	3.7%

Asset quality by general loan classification between commercial loans (including most real estate loans, except for 1-4 family mortgages, and commercial and industrial loans) and retail loans (including 1-4 family mortgages), and geography is presented in the following table as of September 30, 2010.  Loans on non-accrual status are presented.  Following loans on non-accrual status is information related to loans on non-accrual status, including amounts charged off through September 30, 2010, including 2010 and prior periods, and specific allocations of the allowance for loan losses (ALL) related to these loans.  Last, information related to our loans 90+ days past due, but still accruing interest, are also presented.

The following table sets forth information concerning non-performing loans at September 30, 2010:

	Balance	Illinois	Indiana	Florida	Commercial and Commercial Real Estate	Retail and Consumer
	(dollars in thousands)
Non-accrual loans	$78,223	$40,329	$15,065	$22,829	$66,843	$11,380

Charge offs on non-accrual loans	$41,421	$13,516	$8,210	$19,695	$35,656	$5,765

Specific allocation of ALL	$1,438	$1,263	$175	$—	$1,223	$215

90+ days past due	$1,457	$1,437	$—	$20	$462	$995

Our allowance for loan losses (ALL) decreased to $83.1 million or 3.30% of loans at September 30, 2010, from $100.2 million or 3.59% of loans at December 31, 2009.  The total specific allocation of loan losses was $9.0 million at September 30, 2010, of which $1.4 million related to loans on nonaccrual.  The remaining specific reserves relate to loans on accrual, but determined to be impaired.

First Busey does not originate or hold any Alt-A or subprime loans or investments.

The Company’s allowance for loan losses has two components, a component based upon probable but unidentified losses inherent in our loan portfolio and a component based upon individual review of impaired loans.  Our impaired loans, as defined by accounting and regulatory guidance, which consist of nonaccrual loans, 90+ days past due loans and loans determined to be impaired for another reason such as those classified as troubled debt restructurings, are evaluated for probable loss on an individual basis.  Following regular evaluation, at least quarterly, the loans are either charged down to their individual fair values or allocated specific amounts within the ALL.

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

Probable but unidentified losses inherent in our portfolio are estimated through a combination of quantitative and qualitative factors.  Quantitative factors contain two components; 1) a component for historical loss ratios, and 2) a component for adversely graded loans.  Qualitative factors include general macro and micro economic factors in the Company’s markets, including economic conditions throughout the Midwest and southwest Florida.  Additional qualitative factors include management and staff composition, loan underwriting policy and procedures, loan review results, internal and external audit results, valuation of underlying collateral, impact of competition, legal and regulatory, nature and volume of loan portfolio, concentrations of credit and charge-off, non-accrual, past due and classified trends.

Our net charge-offs declined from the levels experienced during 2009 and have been largely consistent during 2010.  As a portion of our reserve requirement is based upon historical charge-offs, the lesser amount of charge-offs year to date replaced quarters with significantly higher charge-offs in the historical data, causing the historical average charge-off result to decline.  The decreased levels of charge-offs and delinquency trends, have led to a slight decrease in the reserve requirement. The market mix has changed significantly in 2010.  The charge-off mix is changing from a heavy Indiana and Florida base, to a heavy Illinois base.  Additionally, we adjusted the factor applied to our special mention and substandard still-accruing portfolio to reflect current expectations of loss within these classifications.  The current expectation of loss is less at September 30, 2010 than at December 31, 2009 as the geographical make-up of these classifications shifted to be less heavily concentrated in southwest Florida.  The loss expectations for Indiana and Illinois are less than southwest Florida as real estate values have not experienced the same level of decline.

During the third quarter of 2010, we elected to eliminate the special qualitative allocation related to the hotel industry.  The industry appears to be in a period of slow recovery.  As of September 30, 2010, we have completed our review of our existing hotel loan portfolio.  We have no impaired hotel loans as of September 30, 2010 and believe we have all the hotel loans correctly graded.

Overall, the qualitative factors decreased for the quarter ended September 30, 2010.  The decrease was primarily within collateral valuation risk as collateral values appear to have stabilized in our experience, which was supported by local real estate sales price trends.  Collateral valuation remains an elevated risk in all of our markets.  Additionally, charge-off trends appear to have stabilized in our southwest Florida market, which was the basis for a decreased qualitative factor for charge off trends related to our southwest Florida loan portfolio.

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

Management believes the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gain further information concerning existing problem loans.

Potential Problem Loans

Potential problem loans are loans classified as substandard that are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on these loans as it would with other substandard loans in the allowance for loan loss calculation and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $168.9 million at September 30, 2010 and $127.7 million at December 31, 2009.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of September 30, 2010, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$29,258	$29,754
30 – 89 days past due	1,546	787
Included in non-performing loans	10,550	9,370
Total	$41,354	$39,911

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line in the amount of $20.0 million, of which $16.0 million was available as of September 30, 2010.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of September 30, 2010, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

First Busey and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and Busey Bank meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  We believe, as of September 30, 2010, that First Busey and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2010:
Total Capital (to Risk-weighted Assets)
Consolidated	$344,548	13.36%	$206,301	8.00%	N/A	N/A
Busey Bank	$329,562	12.86%	$205,094	8.00%	$256,367	10.00%
Tier I Capital (to Risk-weighted Assets)
Consolidated	$311,173	12.07%	$103,151	4.00%	N/A	N/A
Busey Bank	$296,373	11.56%	$102,547	4.00%	$153,820	6.00%
Tier I Capital (to Average Assets)
Consolidated	$311,173	8.86%	$140,411	4.00%	N/A	N/A
Busey Bank	$296,373	8.49%	$139,642	4.00%	$174,552	5.00%

At our 2010 Annual Meeting of Stockholders, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 100 million to 200 million.  We believe that our continued improvement in terms of credit issues and earnings should put us in a position to take advantage of growth opportunities in the future.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in 2009 and 2008 and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of September 30, 2010, although there is no guarantee that those assets will be recognizable in future periods.

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

First Busey’s subsidiary bank, Busey Bank, has an asset-liability committee which meets at least quarterly to review current market conditions and attempts to structure the Bank’s balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of September 30, 2010:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$130,120	$—	$—	$—	$—	$130,120
Investment securities
U.S. Governments	—	19,466	18,005	37,220	281,816	356,507
Obligations of states and political subdivisions	105	8,881	2,931	375	70,823	83,115
Other securities	6,253	7,873	10,495	17,554	69,923	112,098
Loans (net of unearned int.)	710,622	149,579	150,942	370,318	1,136,747	2,518,208
Total rate-sensitive assets	$847,100	$185,799	$182,373	$425,467	$1,559,309	$3,200,048

Interest-bearing transaction
deposits	$92,382	$—	$—	$—	$—	$92,382
Savings deposits	177,209	—	—	—	—	177,209
Money market deposits	1,136,343	—	—	—	—	1,136,343
Time deposits	103,298	122,388	235,084	272,439	335,360	1,068,569
Repurchase agreements	125,798	213	2,000	2,408	—	130,419
Short-term borrowings	4,000	—	—	—	—	4,000
Long-term debt	10,251	—	6,750	16,575	19,000	52,576
Junior subordinated debt owed To unconsolidated trusts	—	25,000	—	—	30,000	55,000
Total rate-sensitive liabilities	$1,649,281	$147,601	$243,834	$291,422	$384,360	$2,716,498
Rate-sensitive assets less
rate-sensitive liabilities	$(802,181)	$38,198	$(61,461)	$134,045	$1,174,949	$483,550

Cumulative Gap	$(802,181)	$(763,983)	$(825,444)	$(691,399)	$483,550
Cumulative amounts as a percentage of total rate-sensitive assets	(25.07)%	(23.87)%	(25.79)%	(21.61)%	15.11%
Cumulative ratio	0.51	0.57	0.60	0.70	1.18

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $691.4 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at September 30, 2010, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and the corresponding shifts in other rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at September 30, 2010, balances.  The model assumes repricing frequency on all variable-rate assets and liabilities.  The model also assumes a historical decay rate on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted up and down to incorporate expected prepayment in both a declining and rising rate environment. As of September 30, 2010 and December 31, 2009, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept the interest rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates at September 30, 2010, and December 31, 2009 was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

September 30, 2010	NA	NA	(2.35)%	(4.15)%

December 31, 2009	NA	NA	(2.29)%	(2.56)%

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

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of September 30, 2010, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2010, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

Not Applicable

ITEM 1A:	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2009 Form 10-K, as amended in Item 1A of Part II of the Company’s Form 10-Q for the quarter ended June 30, 2010.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2010.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of September 30, 2010, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

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

Date: November 5, 2010