Form 10-K
period 2010-12-31
FIRST BUSEY CORP /NV/
filed 2011-03-11
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-15950

FIRST BUSEY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	37-1078406 (I.R.S. Employer Identification No.)

100 W. University Avenue

Champaign, Illinois  61820

(Address of principal executive offices)  (Zip code)

Registrant’s telephone number, including area code   (217) 365-4516

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.001 par value)	The Nasdaq Global Select Stock Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2010 was $243.5 million, determined using a per share closing price for the registrant’s common stock on that date of $4.53, as quoted on The Nasdaq Global Select Market.

As of March 11, 2011, there were 86,596,527 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders of First Busey Corporation to be held May 17, 2011, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $3.6 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at multiple locations in Illinois, Florida, Indiana and Missouri.  First Busey has one wholly-owned bank subsidiary, Busey Bank (the “Bank”), which has locations in three states.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

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

Busey Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  Busey Bank has 33 locations in Illinois, seven in southwest Florida and one in Indianapolis, Indiana.

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

The Bank’s loan portfolio is comprised primarily of loans in the areas of commercial loans, commercial real estate, residential real estate, and consumer lending.  As of December 31, 2010, real estate-mortgage loans (including commercial and residential real estate) made up approximately 73.1% of the Bank’s loan portfolio, construction lending comprised approximately 6.5%, commercial loans comprised approximately 18.5%, consumer installments and other loans comprised approximately 1.9%.

Busey Wealth Management, which is headquartered in Champaign, Illinois, provides asset management, brokerage and fiduciary services to individuals, businesses and foundations. It oversaw $3.5 billion in assets as of December 31, 2010. For individuals, Busey Wealth Management provides financial planning, investment management, retirement planning, brokerage and trust and estate advisory services. For businesses, it provides investment management, business succession planning and employee retirement plan services. For foundations, it provides services such as investment management, investment strategy consulting and fiduciary services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payments processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had 3,100 agent locations in 38 states as of December 31, 2010.

First Busey Corporation has various other subsidiaries that are not significant to the consolidated entity.

See Note 20 in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Economic Conditions of Markets

We continue to perform well in our Illinois markets, despite an increase in non-performing loans.  On a percentage of loan basis, our credit challenges remain within our Indianapolis and southwest Florida markets.

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

Southwest Florida has shown small signs of improvement in areas such as unemployment and home sales.  During 2010, in some areas of our Florida market, unemployment percentages decreased and mean home sales prices began to rise for the first time in years.  However, we expect it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.

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

Based on information obtained from FDIC Summary of Deposits dated June 30, 2010, First Busey ranked in the top ten in total deposits in seven Illinois counties: first in Champaign County; first in Ford County; eighth in Livingston County; second in Macon County; fifth in McLean County; tenth in Peoria County; and second in Shelby County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

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

Supervision, Regulation and Other Factors

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of First Busey may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Federal Deposit Insurance Corporation (the “FDIC”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of First Busey. The effect of these statutes, regulations, regulatory policies and accounting rules may be significant, and cannot be predicted with a high degree of certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  In addition, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Busey and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  Moreover, Congress recently enacted fundamental reforms to our bank regulatory framework, the majority of which will be implemented over time by various regulatory agencies, making their impact difficult to predict.  See “—Financial Regulatory Reform” below.

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years.  It is not clear what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of First Busey and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will likely have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

Required Capital Levels

As indicated above, the Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As First Busey has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Under current federal regulations, the Bank is subject to, and, after a phase-in period, First Busey will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other non-permanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan losses.

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, will have to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

It is important to note that certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in a Tier 1 capital determination.  Once fully implemented, these provisions may represent regulatory capital requirements which are meaningfully more stringent than those outlined above.

Prompt Corrective Action

A banking organization’s capital plays an important role in connection with regulatory enforcement as well.  Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

As of December 31, 2010, the Bank exceeded its minimum regulatory capital requirements under Federal Reserve capital adequacy guidelines and was “well-capitalized,” as defined by Federal Reserve regulations.  As of December 31, 2010, First Busey had regulatory capital in excess of the Federal Reserve’s minimum requirements.

Basel III

The current risk-based capital guidelines that apply to the Bank and will apply to First Busey are based upon the 1988 capital accord of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies on an interagency basis.  In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more).  Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.  As agreed to, Basel III would require, among other things: (i) an increase in minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of Total Capital, from the current level of 8% to 10.5%.  Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to be phased in from January 2016 until January 1, 2019. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

Pursuant to Basel III, certain deductions and prudential filters, including minority interests in financial institutions, mortgage servicing rights and deferred tax assets from timing differences, would be deducted in increasing percentages beginning January 1, 2014, and would be fully deducted from common equity by January 1, 2018.  Certain instruments that no longer qualify as Tier 1 capital, such as trust preferred securities, also would be subject to phase-out over a 10-year period beginning January 1, 2013.

The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013.  At that time, the U.S. federal banking agencies, including the Federal Reserve, will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards.  Although the Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to First Busey and the Bank.

First Busey

General

First Busey, as the sole shareholder of the Bank, is a bank holding company.  As a bank holding company, First Busey is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, First Busey is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where First Busey might not otherwise do so.  Under the BHCA, First Busey is subject to periodic examination by the Federal Reserve.  First Busey is also required to file with the Federal Reserve periodic reports of First Busey’s operations and such additional information regarding First Busey and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control

The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Importance of Capital” above.

The BHCA generally prohibits First Busey from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit First Busey to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  First Busey has elected (and the Federal Reserve has accepted First Busey’s election) to operate as a financial holding company.

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

Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

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

Pursuant to the CPP, on March 6, 2009, First Busey entered into a Letter Agreement with Treasury, pursuant to which First Busey issued (i) 100,000 shares of its Series T Preferred Stock and (ii) a warrant to purchase 1,147,666 shares of First Busey’s common stock, no par value, for an aggregate purchase price of $100 million in cash.  Since First Busey’s participation in the CPP, it has raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant have been reduced by 50% to 573,833.  First Busey’s federal regulators, the Treasury and the Treasury’s Office of the Inspector General maintain significant oversight over First Busey as a participating institution, to evaluate how it is using the capital provided and to ensure that it strengthens its efforts to help its borrowers avoid foreclosure, which is one of the core aspects of the EESA.

Dividend Payments

First Busey’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey is subject to the limitations of Nevada law, which allows First Busey to pay dividends unless, after such dividend, (i) First Busey would not be able to pay its debts as they become due in the usual course of business or (ii) First Busey’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.  Additionally, as a bank holding company, First Busey’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require First Busey to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of our earnings, capital adequacy and financial condition.  In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Corporate Governance

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  On December 31, 2009, the Bank paid the FDIC $20.8 million in prepaid assessments.  The FDIC determined each institution’s prepaid assessment based on the institution’s: (i) actual September 30, 2009 assessment base, increased quarterly by a five percent annual growth rate through the fourth quarter of 2012; and (ii) total base assessment rate in effect on September 30, 2009, increased by an annualized three basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35 reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2013. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution noninterest-bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments

The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2010, the FICO assessment rate was approximately 0.01% of deposits.

Supervisory Assessments

Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2010, Busey Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Importance of Capital” above.

Dividend Payments

The primary source of funds for First Busey is dividends from the Bank.  Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2010.  As of December 31, 2010, the Bank was in a retained deficit position and no amount was available to be paid as dividends by the Bank.  Until the Bank is out of a retained deficit position, any dividends from the Bank would require approval from the FDIC and the DFPR.

Insider Transactions

The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” First Busey is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to First Busey, investments in the stock or other securities of First Busey and the acceptance of the stock or other securities of First Busey as collateral for loans made by the Bank.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates as of July 21, 2011, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of First Busey, to principal shareholders of First Busey and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Busey or the Bank or a principal shareholder of First Busey may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments effective as of the day after its enactment, July 22, 2010.

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

Transaction Account Reserves

Federal Reserve regulations, as presently in effect, require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts), as follows: for transaction accounts aggregating more than $10.7 million to $58.8 million, the reserve requirement is 3% of total transaction accounts; and for transaction accounts aggregating in excess of $58.8 million, the reserve requirement is $1.443 million plus 10% of the aggregate amount of total transaction accounts in excess of $58.8 million.  The first $10.7 million of otherwise reservable balances are exempted from the reserve requirements.  These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services will change on July 21, 2011.  In this regard, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (the “Bureau”) with extensive powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Federal and state laws further impact mortgage foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process.  Legislation has been introduced in the U.S. Senate that would amend the Bankruptcy Code to permit bankruptcy courts to compel servicers and homeowners to enter mediation before initiating foreclosure. While legislation compelling loan modifications in Chapter 13 bankruptcies was approved by the House in 2010, the legislation was not approved by the Senate, and the requirement was not included in the Dodd-Frank Act or any other legislative or regulatory reforms. The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

Illinois has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud.  Attorney General Lisa Madigan proposed a foreclosure bill in November 2010, which would require banks, among other requirements, to: 1) comply with applicable federal, State, local or contractual loss mitigation program, and if no program results in a modification, the bank must review the mortgage under the other programs utilized by the bank; 2) prove that the affiant has personal knowledge of the facts; 3) produce detailed affidavits on efforts to find missing notes; 3) provide a loss mitigation affidavit describing steps a bank took to assess a mortgage loan’s eligibility for modification under designated federal programs.  Proceedings must be stayed until the court determines that a lender has complied with these requirements.  The Bank cannot predict whether such legislation will be passed or the impact, if any, it would have on the Bank’s business.  In the meantime, the DFPR released a press release on December 14, 2010 seeking voluntary compliance from Illinois lenders and loan servicers to a 9-point affidavit plan to ensure the integrity of foreclosure affidavits.

The Trust Company

Busey Wealth Management (the “Trust Company”) is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, the Trust Company is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because the Trust Company is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of the Trust Company as the Federal Reserve deems necessary. The Trust Company is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of the Trust Company. Like Busey Bank, the Trust Company is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2010, were insignificant.

Employees

As of December 31, 2010, First Busey and its subsidiaries had a total of 866 employees (full-time equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers at December 31, 2010.

Van A. Dukeman.  Mr. Dukeman, age 52, has served as a Director, Chief Executive Officer and President of First Busey Corporation since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of Busey Bank.  Previously, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. until its merger with First Busey.

Barbara J. Harrington.  Mrs. Harrington, age 51, has served as Chief Risk Officer of First Busey Corporation since March 2010; prior to that she served as Chief Financial Officer of First Busey Corporation from March 1999 to March 2010.  She served as Controller and Senior Vice President of Busey Bank from December 1994 to March 1999.  Mrs. Harrington has served in various financial and accounting positions since joining the organization in 1991.

Leanne C. Kopischke.  Mrs. Kopischke, age 45, has served as Chief Information Officer of First Busey Corporation since March 2010.  Prior to that, she served as Executive Vice President of Information Systems since the merger with Main Street Trust.  Prior to the merger, Mrs. Kopischke served as Executive Vice President of Management Information Systems for Main Street Trust from 2001-2007.

Robert F. Plecki, Jr.  Mr. Plecki, age 50, has served as Chief Credit Officer of First Busey Corporation since March 2010; prior to that he served as Executive Vice President of our southwest Florida market since early 2009; prior to that he served as Executive Vice President of our Champaign-Urbana market following the merger with Main Street Trust.  Prior to the merger, Mr. Plecki served as President of Main Street Bank & Trust Retail Banking from 2004.

Christopher M. Shroyer.  Mr. Shroyer, age 45, has served as President and Chief Executive Officer of Busey Bank since March 2010; prior to that he served as Executive Vice President of our East Region since early 2009; prior to that he served as Executive Vice President of our Decatur market following the merger with Main Street Trust.  Prior to the merger, Mr. Shroyer served as Executive Vice President of Main Street Bank & Trust Commercial Banking from 2004.

David B. White.  Mr. White, age 59, has served as Chief Financial Officer of First Busey Corporation since March 2010.  Prior to that, he served as Chief Operating Officer of First Busey Corporation since August 2007.  Previously, Mr. White served as Chief Financial Officer of Main Street Trust, Inc. from 1993 until its merger with First Busey on August 1, 2007.

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

Special Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this prospectus supplement and the accompanying prospectus that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements are covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and estimates and describe our future plans, strategies and expectations, can generally be identified by the use of the words ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘goal,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘target,’’ ‘‘aim’’ and similar expressions. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, our business and growth strategies and any other statements that are not historical facts.

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

• legislative and regulatory changes, including changes in banking (such as the Dodd-Frank Act), securities and tax laws and regulations and their application by our regulators, and changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverages;

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

Continued or worsening general economic or business conditions, particularly in downstate Illinois and southwest Florida, where our business is primarily conducted, could have an adverse effect on our business, financial condition and results of operations.

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

Since late 2007, the U.S. economy has generally experienced difficult economic conditions. Southwest Florida, in particular, has suffered particularly hard from these economic conditions and real estate activity and values have been especially harmed in recent years. As a result, we have experienced a deterioration of asset quality in the southwest Florida market over this time period, and have experienced historically high levels of problem assets, including other real estate owned, in that market. A downturn in economic conditions, particularly within our primary market area of downstate Illinois, or a continuation of current depressed economic conditions in southwest Florida, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values. Real estate in southwest Florida pledged as collateral for loans made by us has declined and may continue to decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans, and the value of other real estate owned as a result of foreclosures.

If current economic conditions continue or worsen, our business, growth and profitability may suffer. To the extent that our business customers’ underlying businesses are harmed as a result of the general economic environment, our customers are more likely to default on their loans. In addition, a further deterioration in the national economy, or adverse change in agribusiness and capital goods exports, could materially adversely affect our downstate Illinois markets.  These factors could lead to reduced interest income and future additional provisions for loan losses.

Market volatility could have an adverse effect on us.

The capital and credit markets have experienced periods of heightened volatility and disruption in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If these heightened levels of market disruption and volatility return, we may experience adverse effects, which may be material, on our customers’ and our ability to maintain or access capital and on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Over the past few years, the financial services industry and the credit markets generally have been materially and adversely affected by significant declines in asset values and by a lack of liquidity. The liquidity issues have been particularly acute for regional and community banks, as many of the larger financial institutions have significantly curtailed their lending to regional and community banks to reduce their exposure to the risks of other banks. In addition, many of the larger correspondent lenders have reduced or even eliminated federal funds lines for their correspondent customers. Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

The Company’s Performance Depends Significantly on the Financial Condition of and the Economic Conditions in the States in which it operates, particularly the State of Illinois.

The largest portion of the Company’s customer base is within the State of Illinois whose financial condition is among the most troubled of any in the United States.  In January 2011, the State of Illinois passed a bill increasing income taxes for both individuals and corporations. As part of this tax bill, the Company is not allowed to utilize its State of Illinois net operating loss carry forward for four years, with the suspended period being added to the life of the carry forward.  Consequently, the Company’s tax expense within the State of Illinois will increase in 2011, and the Company will not be able to utilize any of its $12.2 million, after-tax, State of Illinois net operating loss carry forward for the next four years.

Additionally, the Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  In February 2011, the State of Illinois issued debt for the primary purpose of supporting its pension obligation, and it is anticipated the State will issue debt later in 2011 for cash flow needs.  Currently the State of Illinois is significantly behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas, which could in turn adversely affect our financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2010 and 2009, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing loans) totaled $68.1 million and $86.3 million, or 2.88% and 3.09% of our loan portfolio, respectively. At December 31, 2010 and 2009, our non-performing assets (which include non-performing loans plus other real estate owned) were $77.2 million and $103.5 million, or 2.15% and 2.71% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. While we pay interest expense to fund non-performing assets, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. There is no assurance that we will not experience further increases in non-performing loans in the future, or that our non-performing assets will not result in further losses in the future.

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

Our allowance for loan losses at December 31, 2010 and 2009 was $76.0 million and $100.2 million, respectively. At December 31, 2010 and 2009, our allowance for loan losses as a percentage of total loans was 3.2% and 3.6%, respectively, and as a percentage of total non-performing loans was 111.6% and 116.1%, respectively.

Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, in light of the current economic environment, there is no guarantee that we will not be required to record additional provisions for loan losses in the future to further supplement the allowance for loan losses, particularly if economic conditions unfold in a manner which differs significantly from what management currently expects, either due to management’s decision to do so or requirements by the regulators. Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

A significant portion of the loans in our portfolio is secured by real estate.

At December 31, 2010, approximately 81.8% of our loans were collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. These changes have especially affected our southwest Florida market in recent years. Adverse changes in the economy affecting real estate values and liquidity generally and, specifically, in downstate Illinois and especially a continuation or worsening of depressed conditions in southwest Florida, could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

The effects of mortgage market challenges in recent years, combined with the depressed residential real estate market, have the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition. In particular, as of December 31, 2010, approximately 6.5% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers. Demand for residential construction loans has been generally depressed in recent years, and a further decrease in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers. In addition, many Florida real estate markets, especially the markets in southwest Florida, where we have significant operations, declined significantly in value since 2007. The recent market environment has also generally negatively affected the demand for residential real estate loans, which constitute a significant part of our overall portfolio. We believe that we have adequately provided for incurred losses in our southwest Florida operations. However, no assurance is given that our future loan losses and provisions for loan losses will not be higher or that our allowance for loan losses will be sufficient.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 6.5% of our total loan portfolio at December 31, 2010, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $439.4 million, or approximately 18.5% of our total loan portfolio, as of December 31, 2010. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. Whenever possible, we require a personal guarantee on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Credit risk cannot be eliminated.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from economic and market conditions. We attempt to reduce our credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic location, and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external parties. However, while such procedures should reduce our risks, they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, fails to improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Our business is subject to interest rate risk, and variations in interest rates may harm our financial performance.

Our earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. In the event that interest paid on deposits and borrowings increases faster than the interest earned on loans and investments, there may be a negative impact on our net interest income. Changes in interest rates could also adversely affect the income of certain components of our noninterest income. An increase in interest rates may also affect our customers’ ability to make payments on their loans, which could in turn increase loan losses. In addition, higher interest rates could also increase our costs of deposits and borrowed funds. We are unable to predict or control fluctuations in market interest rates, which are affected by the economy as well as fiscal and monetary policies.

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

Our failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.  As of December 31, 2010, we had $73.7 million of brokered deposits, which represents 2.5% of our total deposits. Under FDIC rules, if Busey Bank ceases to meet the requirements to be considered a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover deposits, particularly brokered deposits, may be restricted.

We face the risk of possible future goodwill impairment.

Because of a significant decline in our market capitalization during 2009, our goodwill related to our banking operations was determined to be fully impaired and we recorded an impairment charge of $208.2 million.  We performed a valuation analysis of our remaining goodwill, $20.7 million related to Busey Wealth Management and FirsTech, as of December 31, 2010 and the first step of our goodwill analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on no less than an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge we are required to take could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses in the periods that we recognize an impairment charge.

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

While we did establish a valuation allowance against certain state net operating loss carryforwards of $2.6 million,  we did not establish a valuation allowance against our U.S. federal or Illinois deferred tax assets as of December 31, 2010, as we believed that it was more-likely-than-not that all of these assets would be realized. An important element in our analysis was that we do not believe we have had an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carry-overs after an ownership change occurs. An ownership change generally occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “5% shareholders” increases by more than 50 percentage points over the aggregate of such shareholders’ lowest percentage ownership during the testing period, which is generally the three-year period ending on the transaction date. Upon an ownership change, a corporation generally is subject to an annual limitation on its utilization of pre-ownership change losses, including certain recognized built-in losses, equal to the value of the stock of the corporation immediately before the ownership change (subject to certain adjustments), multiplied by the long-term tax-exempt rate. A number of special rules apply to calculating this annual limit. The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

The relevant calculations under Section 382 are technical and highly complex and depend on changes in percentage stock ownership among stockholders. If an ownership change were to occur, through the shares of common stock or otherwise, we currently believe that any limitations imposed on our use of pre-transaction losses by Section 382 will not significantly affect our ability to use such losses. In some circumstances, however, issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could result in an ownership change under Section 382. An ownership change could occur if, due to the sale or issuance of additional common stock, the aggregate ownership of one or more persons treated as “5% shareholders” were to increase by more than 50 percentage points over such shareholders’ lowest percentage ownership during the relevant testing period. There are currently no restrictions on the transfer of our stock that would discourage or prevent transactions that could cause an ownership change, although we may adopt such restrictions in the future. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service regarding our conclusion as to whether an ownership change has occurred and we are subject to limitations on our pre-ownership change losses and recognized built-in losses. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. As of December 31, 2010, our net deferred tax asset reflected on our balance sheet was approximately $64.2 million. If an ownership change were to occur, it is possible that we could permanently lose the ability to realize a portion of this asset, resulting in reduction to our total stockholders’ equity. This could also decrease Busey Bank’s regulatory capital.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $64.2 million as of December 31, 2010. Other than the valuation allowance against certain state net operating loss carryforwards, we did not establish a valuation allowance against our net deferred tax assets as of December 31, 2010, as we believe that it is more-likely-than-not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. This process required significant judgment by management about matters that are by nature uncertain.

If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which would have a material adverse effect on our results of operations and financial condition. In addition, a significant portion of the net deferred tax asset relates to a tax-effected $50.7 net operating loss carryforward and a tax-effected $29.9 million built-in loss related to book and tax differences in the loan loss provision as of December 31, 2010, the utilization of which may be further limited in the event of certain material changes in our ownership.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Company and the Bank are subject to extensive regulation by multiple regulatory bodies.  These regulations may affect the manner and terms of delivery of our services.  If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations.  Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  The U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

These programs have subjected financial institutions to additional restrictions, oversight and costs.  In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.

In recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the money supply and credit conditions.  Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Legislative and regulatory reforms applicable to the financial services industry may, if enacted or adopted, have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums.  The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.  The Dodd-Frank Act also authorizes the Federal Reserve to limit interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.  The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, but certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includible in Tier 1 capital.  This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies.  Regulations implementing the Collins Amendment must be issued within 18 months of July 21, 2010.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.  Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

The U.S. Congress has also recently adopted additional consumer protection laws such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, and the Federal Reserve has adopted numerous new regulations addressing banks’ credit card, overdraft and mortgage lending practices.  Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Such proposals and legislation, if finally adopted, would change banking laws and our operating environment and that of our subsidiaries in substantial and unpredictable ways.  We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could negatively affect us.

We have historically pursued a strategy of supplementing organic growth by acquiring other financial institutions in our market areas and in nearby markets that will help us fulfill our strategic objectives and enhance our earnings. If we are successful in our efforts to solidify our capital position and aggressively and proactively address any problems in our loan portfolio, we may supplement organic growth through acquisitions, possibly through FDIC-assisted transactions involving acquisitions of failed depository institutions. There are risks associated with an acquisition strategy, however, including the following:

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

On March 6, 2009, we issued $100 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series T, or the Series T Preferred Stock, to the U.S. Treasury pursuant to the TARP Capital Purchase Program. The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program have evolved since we first elected to participate in the program and their scope, timing and effect may continue to evolve in the future. Any redemption of the securities sold to the U.S. Treasury to avoid these restrictions would require prior Federal Reserve and U.S. Treasury approval. Based on guidelines issued by the Federal Reserve, institutions seeking to redeem TARP Capital Purchase Program preferred stock must demonstrate an ability to access the long-term debt markets, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before such institutions can redeem any securities sold to the U.S. Treasury.

Our ability to attract and retain management and key personnel may affect future growth and earnings and legislation imposing new compensation restrictions could adversely affect our ability to do so.

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

Further, we are subject to extensive restrictions on our ability to pay retention awards, bonuses and other incentive compensation during the period in which we have any outstanding securities held by the U.S. Treasury that were issued under TARP. Many of the restrictions are not limited to our senior executives and cover other employees whose contributions to revenue and performance can be significant. The limitations may adversely affect our ability to recruit and retain these key employees in addition to our senior executive officers, especially if we are competing for talent against institutions that are not subject to the same restrictions. The Federal Reserve and the FDIC have issued guidelines with respect to certain compensation practices of financial institutions and additional compensation related restrictions are expected to be implemented under the requirements of the Dodd-Frank Act.  These rules may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

Our wealth management business may be negatively impacted by changes in economic and market conditions.

Our wealth management business may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for wealth management services based on the market value of assets under management. Because most of our contracts provide for a fee based on market values of securities, declines in securities prices will have an adverse effect on our results of operations from this business. As a result of market declines and reductions in the value of our customers’ wealth management accounts, we may lose wealth management customers, including those who are also banking customers.

We face strong competition from financial services companies and other companies that offer banking and wealth management services, which could harm our business.

We currently conduct our banking operations primarily in downstate Illinois and southwest Florida. In addition, we currently offer fiduciary and wealth management services through Busey Wealth Management, which is headquartered in Champaign, Illinois, and accounts for a significant portion of our noninterest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and wealth management customers, we may be unable to grow our loan and deposit portfolios and our commissions and brokers’ fees, and our business, results of operations and financial condition may be adversely affected.

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

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, results of operations and financial condition.

Adverse weather affecting the markets we serve could hurt our business and prospects for growth.

We conduct a significant portion of our business in downstate Illinois. Downstate Illinois is a highly agricultural area and therefore the economy can be greatly affected by severe weather conditions, including droughts, storms, tornados and flooding. Unfavorable weather conditions may decrease agricultural productivity or could result in damage to our branch locations or the property of our customers, all of which could adversely affect the local economy. An adverse effect on the economy of downstate Illinois could negatively affect our profitability.

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

Item 4.  Removed and Reserved

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

The following table presents for the periods indicated the high and low sale price for First Busey common stock as reported on The Nasdaq Global Select Market.

	2010		2009
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$4.81	$3.38	$18.29	$6.00
Second Quarter	$5.56	$3.93	$10.00	$6.92
Third Quarter	$4.94	$4.04	$7.54	$4.11
Fourth Quarter	$4.98	$4.21	$4.85	$3.00

During 2010 and 2009, First Busey declared cash dividends per share of common stock as follows:

	2010	2009
January	$.04	$.20
May / April	$.04	$.08
July	$.04	$.08
October	$.04	$.04

The Company’s Board of Director’s and management are currently committed to continuing to pay regular cash dividends; however, no guarantee can be given to future dividends as they are dependent on regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries. As discussed above, First Busey is a participant in the Treasury’s Capital Purchase Program.  The terms of the participation place certain restrictions on the Company’s ability to pay dividends on its common stock.  First, no dividends on First Busey’s common stock can be paid unless all accrued dividends on Treasury’s senior preferred stock have been paid in full.  Second, until the third anniversary of the date of Treasury’s investment, First Busey may not increase the dividends paid on its common stock beyond its most recent quarterly dividend, prior to participation date of March 6, 2009, of $0.20 per share without first obtaining the consent of Treasury.

For a discussion of restrictions on dividends, please see the discussion of dividend restrictions under Item 1. Business — Supervision, Regulation and Other Factors on pages 6-15.

As of March 11, 2011, First Busey Corporation had 86,596,527 shares of common stock outstanding held by 1,414 holders of record.

Stock Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the year ended December 31, 2010.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1 million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.  As of December 31, 2010, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

Performance Graph

The following table compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2010.

First Busey Corporation
Stock Price Performance

Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Busey Corporation	113.74	101.63	97.77	21.89	27.42
NASDAQ Composite	110.39	122.15	73.32	106.57	125.91
SNL Midwest Bank Index	115.59	90.09	59.27	50.23	62.37

The banks in the SNL-Midwestern Banks Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data for each of the five years in the period ended December 31, 2010, have been derived from First Busey’s audited consolidated financial statements and the results of operations for each of the three years in the period ended December 31, 2010, which appear elsewhere in this report.  This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

	2010	2009	2008	2007(9)	2006
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$599,459	$569,640	$632,671	$589,542	$355,384
Gross loans, including loans held for sale	2,368,777	2,792,823	3,257,581	3,053,225	1,956,927
Allowance for loan losses	76,038	100,179	98,671	42,560	23,588
Total assets	3,605,003	3,814,852	4,460,093	4,192,925	2,509,514
Tangible assets	3,564,761	3,770,522	4,203,225	3,912,438	2,451,382
Total deposits	2,916,366	3,171,080	3,506,693	3,207,198	2,014,839
Short-term debt(1)	138,982	142,325	265,980	213,642	79,770
Long-term debt	43,159	82,076	134,493	150,910	156,650
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000	55,000
Stockholders’ equity	420,505	328,128	454,817	529,697	185,274
Common stockholders’ equity	288,643	228,128	454,817	529,697	185,274
Tangible common stockholders’ equity(2)	256,174	193,077	197,949	249,210	127,142
Results of Operations
Interest and dividend income	$156,183	$184,510	$220,347	$201,903	$146,366
Interest expense	39,032	70,109	97,148	100,405	69,851
Net interest income	117,151	114,401	123,199	101,498	76,515
Provision for loan losses	42,000	251,500	98,250	14,475	1,300
Net income (loss)(3)	18,060	(327,880)	(37,947)	31,477	28,888
Per Share Data
Diluted earnings	$0.27	$(7.85)	$(1.06)	$1.13	$1.35
Cash dividends	0.16	0.40	0.80	0.77	0.64
Book value(4)	3.65	3.45	12.70	14.58	8.64
Tangible book value(5)	3.14	2.78	5.53	6.86	5.93
Closing stock price	4.70	3.89	18.24	19.86	23.05
Other Information
Return on average assets	0.49%	(7.75)%	(0.89)%	0.99%	1.23%
Return on average common equity	7.75%	(86.96)%	(7.39)%	9.89%	16.52%
Net interest margin(6)	3.58%	3.05%	3.34%	3.60%	3.64%
Equity to assets ratio(7)	11.66%	8.92%	12.00%	9.98%	7.46%
Dividend payout ratio(8)	58.79%	N/A	N/A	61.15%	47.29%

(1)     Includes Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.

(2)     Common equity less tax effected goodwill and intangibles.

(3)     Available to common stockholders.

(4)     Total common equity divided by shares outstanding as of period end.

(5)     Total common equity less goodwill and intangibles divided by shares outstanding as of period end.

(6)     Tax-equivalent net interest income divided by average earning assets.

(7)     Average common equity divided by average total assets.

(8)     Ratio calculated using only common stock.

(9)     First Busey acquired Main Street Trust on August 1, 2007. Results of operations for these institutions from acquisition date are included in the consolidated results of operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of First Busey and subsidiaries for the years ended December 31, 2010, 2009, and 2008.  It should be read in conjunction with “Business,” “Selected Financial Data,” the consolidated financial statements and the related notes to the consolidated financial statements and other data included in this Annual Report.

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

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity at December 31, 2010 or 2009. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) is more-likely-than-not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is reviewed by senior management of the bank and holding company.  The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, reviews of certain impaired loans, and review of loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having probable potential for loss.

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

First Busey utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  Based upon our testing as of December 31, 2008, we concluded the goodwill of Busey Bank, N.A., our southwest Florida banking subsidiary, was impaired and we recorded a goodwill impairment charge of $22.6 million.  The Company concluded the goodwill associated with our banking operations was fully impaired at September 30, 2009. Further, we determined there was no impairment of goodwill associated with Busey Wealth Management or FirsTech at December 31, 2010.  Due to the current economic conditions, including declines in our stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, including the current year, while negative evidence includes a cumulative loss over the two prior years and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance of $2.6 million for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2010, although there is no guarantee that those assets will be recognizable in future periods.

We must assess the likelihood that any deferred tax assets will be realized through the reduction of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more-likely-than not. In making this assessment, we must make judgments and estimates regarding the ability to realize the asset through the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. The Company’s evaluation gave consideration to the fact that all net operating loss carrybacks have been utilized. Therefore, utilization of net operating loss carryforwards are dependent on implementation of tax strategies and continued profitability.

Executive Summary

Operating Results

	Year Ended December 31:
	2010	2009	2008
Net income (loss):
Consolidated	$23,230	$(323,113)	$(37,947)
Busey Bank	21,230	(320,807)	(39,020)
FirsTech	1,821	2,869	2,527
Busey Wealth Management	3,283	2,557	2,540
Consolidated EPS, fully-diluted	$0.27	$(7.85)	$(1.06)

Operating Performance

Net income for the year ended December 31, 2010 was $23.2 million and net income available to common stockholders was $18.1 million, or $0.27 per fully-diluted common share, compared to a net loss in 2009 of $323.1 million and a net loss available to common stockholders of $327.9 million, or $7.85 per fully-diluted common share.

Significant operating performance items were:

•      Net interest margin increased to 3.58% for 2010 as compared to 3.05% for 2009.

•      The efficiency ratio for 2010 was 55.91%, an improvement from 63.12% in 2009.

•      Total revenue, net of interest expense and security gains, was $178.9 million in 2010 as compared to $180.3 million in 2009.

•      Core pre-provision, pre-tax profit was $75.5 million for 2010 compared to $70.3 million for 2009 (See non-GAAP reconciliation schedule for listing of non-core items).

•      FirsTech’s net income decreased to $1.8 million in 2010 from $2.9 million in 2009.  As noted in 2009, this decrease was expected.

•      Busey Wealth Management’s net income increased to $3.3 million in 2010 as compared to $2.6 million in 2009.

Pre-provision, Pre-tax Non-GAAP Reconciliation

The following pre-provision, pre-tax (PPPT) non-GAAP reconciliation presents our adjusted PPPT income after items we consider to be either non-recurring or non-persistent, as they were significantly higher or lower due to the significant economic challenges in 2010 and 2009.  While certain of these items are non-recurring in nature, such as bank owned life insurance settlement or goodwill impairment, others will continue to occur, but we do not expect them to be at the same levels in future years as they were in 2010 or 2009.

	2010	Three Months Ended 2010
	Total	December 31	September 30	June 30	March 31
	(dollars in thousands, except per share data)
Pre-tax, Pre-Provision Profit, GAAP Basis	$74,694	$21,328	$17,443	$15,837	$20,086
Reconciling income items:
Bank owned life insurance settlement	(300)	—	—	—	(300)
Investments in private equity funds	81	—	—	281	(200)
Security gains/ losses	(1,018)	7	(283)	—	(742)

Reconciling expense items:
OREO expenses	1,872	429	380	670	393
Gain/loss on sales of OREO	(1,740)	(1,868)	(95)	362	(139)
Other vendor related expenses	1,250	—	550	700	—
Non-accrual prior quarter interest reversals	653	181	381	91	—

Adjusted pre-provision, pre-tax profit	$75,492	$20,077	$18,376	$17,941	$19,098

	2009	Three Months Ended 2009
	Total	December 31	September 30	June 30	March 31
Pre-tax, Pre-Provision Profit (Loss), GAAP Basis	$(147,280)	$11,985	$(192,841)	$15,770	$17,806
Reconciling income items:
Bank owned life insurance settlement	(2,021)	—	—	—	(2,021)
Investments in private equity funds	(600)	—	—	(1,000)	400
Security gains/ losses	(130)	10	(65)	(54)	(21)
Other	(1,252)	(1,252)	—	—	—

Reconciling expense items:
Goodwill impairment	208,164	—	208,164	—	—
FDIC Assessment	2,200	—	—	2,800	(600)
Employee related costs	1,051	527	491	—	33
OREO expenses	2,761	1,525	846	252	138
Gain/loss on sales of OREO	1,596	593	274	757	(28)
Tax examination results	1,100	700	400	—	—
Asset impairment	2,550	2,470	80	—	—
Non-accrual prior quarter interest reversals	1,251	176	755	320	—
Other	920	256	664	—	—

Adjusted pre-provision, pre-tax profit	$70,310	$16,990	$18,768	$18,845	$15,707

Asset Quality

Our non-performing loans at December 31, 2010 showed improvement as compared to December 31, 2009 levels.  We expect continued gradual improvement in our overall asset quality in 2011; however, this is dependent on market specific economic conditions.  The key metrics are as follows:

•      Non-performing loans decreased to $68.1 million at December 31, 2010 from $86.3 million at December 31, 2009.

•                  Illinois non-performing loans increased to $38.3 million at December 31, 2010 from $28 million at December 31, 2009.

•                  Florida non-performing loans decreased to $23.8 million at December 31, 2010 from $40.2 million at December 31, 2009.

•                  Indiana non-performing loans decreased to $6.0 million at December 31, 2010 from $18.1 million at December 31, 2009.

•      Loans 30-89 days past due increased to $23.5 million at December 31, 2010 from $12.5 million at December 31, 2009.  The primary reason for the increase in past dues related to single family residential mortgages, primarily in Illinois. Although we generally experience an increase in single family residential past dues in the fourth quarter, the spike in the fourth quarter of 2010 was higher than fourth quarter of 2009.  We believe our loss exposure in single family residential mortgages is limited, however there is no guarantee that they will not be higher than expected.

•      Other real estate owned decreased to $9.2 million at December 31, 2010 from $17.2 million at December 31, 2009.

•      The ratio of non-performing assets to total loans plus other real estate owned decreased to 3.25% from 3.68% at December 31, 2009.

•      The ratio of construction and land development loans to total loans decreased to 6.5% at December 31, 2010 from 10.7% at December 31, 2009.

•      The allowance for loan losses to non-performing loans ratio decreased to 111.6% at December 31, 2010 from 116.1% at December 31, 2009.

•      The allowance for loan losses to total loans ratio declined to 3.21% at December 31, 2010 compared to 3.59% at December 31, 2009.

•      Net charge-offs were $66.1 million in 2010, compared to $250.0 million in 2009.

•      Provision expense in 2010 was $42.0 million compared to $251.5 million in 2009.

We continue to believe the peak of our non-performing assets occurred in the quarter ended September 30, 2009.  Improving our asset quality metrics will continue to be a high priority until we experience sustained improvement in our market specific economic conditions.

Capital

In December 2010, we completed registered direct offerings of our common stock and Series B convertible preferred stock, together yielding net proceeds of $84.3 million, increasing our total regulatory capital ratio to 17.55% and our regulatory tier 1 capital and leverage ratios to 16.25% and 11.33%, respectively.  In January 2011, we delivered an initiative and the tools to our front line associates in an effort to help spur organic growth. We also believe that the recent capital raise allows us to contemplate external growth opportunities as they become available.

Results of Operation — Three Years Ended December 31, 2010

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets

Interest-bearing bank deposits	$155,132	391	0.25%	$58,605	$135	0.23%	$673	$5	0.74%
Federal funds sold	—	—	—%	279	—	—%	9,835	188	1.91%
Investment securities:
U.S. Treasuries and Agencies	355,654	9,678	2.72%	374,157	12,840	3.43%	371,738	15,676	4.22%
Obligations of states and political subdivisions(1)	80,975	4,583	5.66%	87,927	5,157	5.87%	96,476	5,797	5.99%
Other securities	126,579	4,275	3.38%	160,320	6,212	3.87%	117,115	5,589	4.77%
Loans (net of unearned discount)(1), (2),(3)	2,609,337	139,231	5.34%	3,138,708	162,338	5.17%	3,163,739	195,480	6.18%
Total interest-earning assets(1)	$3,327,677	$158,158	4.75%	$3,819,996	$186,682	4.89%	$3,759,846	$222,735	5.92%

Cash and due from banks	80,174			82,535			105,655
Premises and equipment	75,597			80,308			82,033
Allowance for loan losses	(92,792)			(97,568)			(45,362)
Other assets	258,175			345,520			380,294
Total assets	$3,648,831			$4,230,791			$4,282,466

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$40,260	$118	0.29%	$31,344	$98	0.31%	$34,703	$269	0.78%
Savings deposits	176,518	386	0.22%	164,912	529	0.32%	155,049	853	0.55%
Money market deposits	1,160,790	5,607	0.48%	1,121,180	8,553	0.76%	1,235,692	18,733	1.52%
Time deposits	1,199,114	26,603	2.22%	1,600,067	50,899	3.18%	1,477,494	61,353	4.15%
Short-term borrowings:
Federal funds purchased	5	—	—%	2,070	11	0.53%	25,691	578	2.25%
Securities sold under agreements to repurchase	134,207	554	0.41%	149,143	1,082	0.73%	145,972	3,395	2.33%
Other	2,016	86	4.26%	38,904	1,136	2.92%	85,301	2,345	2.75%
Long-term debt	63,860	2,930	4.59%	120,028	4,900	4.08%	136,310	6,134	4.50%
Junior subordinated debt issued to Unconsolidated trusts	55,000	2,748	5.00%	55,000	2,901	5.27%	55,000	3,488	6.34%
Total interest-bearing liabilities	$2,831,769	$39,032	1.38%	$3,282,648	$70,109	2.14%	$3,351,212	$97,148	2.90%

Net interest spread			3.37%			2.75%			3.02%

Demand deposits	450,106			445,842			376,929
Other liabilities	33,716			42,277			40,525
Stockholders’ equity	333,240			460,024			513,800
Total liabilities and stockholders’ equity	$3,648,831			$4,230,791			$4,282,466

Interest income/earning assets(1)	$3,327,677	$158,158	4.75%	$3,819,996	$186,682	4.89%	$3,759,846	$222,735	5.92%
Interest expense/earning assets	$3,327,677	$39,031	1.17%	$3,819,996	$70,109	1.84%	$3,759,846	$97,148	2.58%
Net interest margin(1)		$119,126	3.58%		$116,573	3.05%		$125,587	3.34%

(1)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average loans, net of unearned discount.

(3)Includes loan fee income of $1.0 million, $1.0 million and $3.0 million for 2010, 2009 and 2008, respectively.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2010, 2009, and 2008
	Year 2010 vs. 2009 Change due to(1)			Year 2009 vs. 2008 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$242	$14	$256	$136	$(6)	$130
Federal funds sold	—	—	—	(93)	(95)	(188)
Investment securities:
U.S. Treasuries and Agencies	(610)	(2,552)	(3,162)	101	(2,937)	(2,836)
Obligations of state and political subdivisions(2)	(398)	(176)	(574)	(519)	(121)	(640)
Other securities	(1,203)	(734)	(1,937)	1,805	(1,182)	623
Loans(2)	(28,109)	5,002	(23,107)	(1,535)	(31,607)	(33,142)
Change in interest income(2)	$(30,078)	$1,554	$(28,524)	$(105)	$(35,948)	$(36,053)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$26	$(6)	$20	$(24)	$(147)	$(171)
Savings deposits	35	(178)	(143)	51	(375)	(324)
Money market deposits	292	(3,238)	(2,946)	(1600)	(8,580)	(10,180)
Time deposits	(11,006)	(13,290)	(24,296)	4,778	(15,232)	(10,454)
Federal funds purchased	(5)	(6)	(11)	(310)	(257)	(567)
Securities sold under agreements to Repurchase	(100)	(428)	(528)	72	(2,385)	(2,313)
Other short-term borrowings	(1,411)	361	(1,050)	(1,346)	137	(1,209)
Long-term debt	(2,518)	548	(1,970)	(694)	(540)	(1,234)
Junior subordinated debt owed To unconsolidated trusts	—	(153)	(153)	—	(587)	(587)
Change in interest expense	$(14,687)	$(16,390)	$(31,077)	$927	$(27,966)	$(27,039)
Increase (decrease) in net interest income(2)	$(15,391)	$17,944	$2,553	$(1,031)	$(7,983)	$(9,014)

Percentage increase (decrease) in net interest
Income over prior period			2.2%			(7.2)%

(1)Changes due to both rate and volume have been allocated proportionally.

(2)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets decreased $492.3 million or 12.9% to $3.33 billion in 2010 as compared to $3.82 billion in 2009.  This decline in the average balance of earning assets was due primarily to the decrease in loans during 2010 as we worked on strengthening our balance sheet by actively removing under and non-performing loans from our loan portfolio and reducing our exposure to construction and development loans and commercial real estate. Cash and securities increased $37.1 million which offset a $529.4 million decline in average loans. Interest-bearing liabilities averaged $2.83 billion in 2010, a decrease of $450.9 million from the average balance of $3.28 billion in 2009. The decrease in interest-bearing liabilities is due to a focus on reducing our non-core funding, which we were able to do through a decrease in our average loans and a continued increase in our average noninterest-bearing deposits during 2010.  All increases in average assets and liabilities in 2009 as compared to 2008 were due primarily to the increased liquidity held on our balance sheet during 2009, which was necessary due to the uncertainty surrounding economic conditions that were prevalent.

Interest income, on a tax-equivalent basis, decreased $28.5 million or 15.3% to $158.2 million in 2010 from $186.7 million in 2009. The interest income decline in 2010 primarily related to the decrease in loan volume.  Interest income, on a tax-equivalent basis, decreased $36.1 million or 16.2% to $186.7 million in 2009 from $222.7 million in 2008.  The interest income decline in 2009 was due primarily to the decline on the overall yield in our loan portfolio as interest rate benchmarks declined significantly during 2009 and we had a high level of average non-accrual loans, which represent earning assets with no yield.  Additionally, to maintain an appropriate level of liquidity in light of the economic environment, a significant amount of assets were kept in highly liquid, low interest-bearing accounts during 2009.

Interest expense decreased during 2010 by $31.1 million or 44.3% to $39.0 million from $70.1 million in 2009. Interest expense decreased during 2009 by $27.0 million or 27.8% to $70.1 million from $97.1 million in 2008. The decrease in interest expense during the past two years was primarily due to the declining deposit and debt interest rate environment present since 2008. Additionally, the unlimited guarantee by the FDIC on noninterest-bearing deposits resulted in an increase in our noninterest-bearing deposits.  As our overall loan balances declined during 2010 and 2009, the increased noninterest-bearing deposits allowed us to decrease our non-core funding in the form of reductions in brokered deposits, time deposits, short-term borrowings and long term debt.

Net interest income, on a tax-equivalent basis, increased $2.6 million or 2.2% in 2010 as compared to 2009.  Net interest income, on a tax-equivalent basis, decreased $9.0 million or 7.2% in 2009 as compared to 2008.  Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.58% in 2010 from 3.05% during 2009 and 3.34% in 2008.  The net interest spread, also on a tax-equivalent basis, was 3.37% up from 2.75% in 2009 and 3.02% in 2008.  The increase in net interest income and related ratios were primarily due to the reduction of the volume and rate on our interest bearing deposits and a reduction in the amount of non-performing loans in 2010 as compared to 2009 and 2008. As noted above, non-accrual loans are earning assets with no yield.  Rates on interest bearing deposits continued to trend down throughout all of 2010 and we have also focused on shifting our deposit mix towards instruments that generally have lower rates.

The net interest margin discussion above is based upon annual results and average balances, which do not fully explain the trends of the net interest margin during the year.  During 2008, the net interest margin was higher in the first half of the year than the second half.  During 2009, the net interest margin was lower in the first half of the year than the second half.  During 2010, the net interest margin showed gradual improvement and ended with the highest quarter in the past three years.  The quarterly net interest margins are as follows:

	2010	2009	2008
First Quarter	3.52%	2.89%	3.49%
Second Quarter	3.49%	2.93%	3.48%
Third Quarter	3.64%	3.05%	3.36%
Fourth Quarter	3.68%	3.34%	3.05%

Non-accrual loans and non-core funding significantly impacted our net interest margin in a negative manner starting in the fourth quarter of 2008.  As we reduced our non-core funding in the latter half of 2009 and significantly reduced our non-accrual loans in the fourth quarter of 2009, our net interest margin began to show significant positive movement.  We continue to experience downward pressure on our yield in interest bearing assets.  We have limited ability to improve margin thru funding rate decreases and we believe improvements in margin will be achieved in the short term through investment of our liquid funds at higher yields.

Other Income

	As of December 31,
	2010	2009	% Change	2009	2008	% Change
	(dollars in thousands)
Trust fees	$14,231	$12,817	11.0%	$12,817	$13,445	-4.7%
Commissions and brokers’ fees, net	1,756	1,843	-4.7%	1,843	2,764	-33.3%
Remittance processing	9,349	13,032	-28.3%	13,032	12,115	7.6%
Service charges on deposit accounts	11,490	12,358	-7.0%	12,358	12,075	2.3%
Other service charges and fees	5,102	4,728	7.9%	4,728	4,546	4.0%
Gain on sales of loans	16,130	12,379	30.3%	12,379	4,357	184.1%
Security gains, net	1,018	130	NM	130	605	-78.5%
Other	3,677	8,727	-57.9%	8,727	6,550	31.2%
Total other income	$62,753	$66,014	-4.9%	$66,014	$56,557	16.7%

Total other income decreased $3.3 million in 2010 from 2009 and increased $9.5 million in 2009 from 2008.  The decrease in 2010 was primarily due to a decline in other and remittance processing income, offset by increased gains from sale of loans.  The increase in 2009 compared to 2008 was primarily due to increased gains from sales of loans.

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased $1.3 million in 2010 as compared to 2009.  The increase was led by increased security market valuation, which increased assets under management and activity.  Combined wealth management revenue, trust and commissions and brokers’ fees, net, declined in 2009 as compared to 2008 due to a reduction in the number of brokers and decline in brokerage transaction volume due to challenging market conditions.

Remittance processing revenue relates to our payment processing company, FirsTech. FirsTech’s revenue declined in 2010 due to the reduced activity by a significant cellular phone customer. This decrease was expected; however, we do not anticipate further significant decline in FirsTech’s revenue going forward.

Overall, service charges remained steady in 2010 as compared to 2009.  New regulation regarding certain charges on deposit accounts may negatively impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans increased $3.8 million in 2010 as compared to 2009 and $8.0 million in 2009 as compared to 2008.  Mortgage interest rates have been very low for a sustained period and we continued to see strong mortgage origination and refinancing activity in 2010 due to continuing lower mortgage rates.  In addition, in early 2009, we added a mortgage origination group in our Peoria market.  The new origination group and the very low mortgage rates in all of our markets, led to a significant increase in mortgage originations and in the gains from sale of loans in 2009.

The decrease in other during 2010 was the result of several items.  There was an increase in loan servicing asset amortization of $0.4 million in 2010 over 2009 due to the large volume of refinancing in mortgages. In addition, in the first quarter of 2009, a partial settlement of post retirement obligations relating to our bank owned life insurance resulted in a $2.0 million, non-taxable, credit to other operating income.  During the first quarter of 2010, we had an additional $0.3 million of income related to our bank owned life insurance that we characterize as nonrecurring.  During the second quarter of 2009, a gain of $1.0 million was recognized on an investment in a private equity fund compared to a loss of $0.2 million in 2010.

Other Expenses

	As of December 31,
	2010	2009	% Change	2009	2008	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$41,219	$44,519	-7.4%	$44,519	$46,861	-5.0%
Employee benefits	9,693	9,086	6.7%	9,086	10,699	-15.1%
Total compensation expense	$50,912	$53,605	-5.0%	$53,605	$57,560	-6.9%

Net occupancy expense of premises	9,135	9,886	-7.6%	9,886	9,600	3.0%
Furniture and equipment expenses	5,962	7,288	-18.2%	7,288	8,232	-11.5%
Data processing	7,977	7,922	0.7%	7,922	6,855	15.6%
Amortization of intangible assets	4,088	4,361	-6.3%	4,361	4,518	-3.5%
Regulatory expense	6,978	8,580	-18.7%	8,580	2,174	294.7%
Goodwill impairment	—	208,164	NM	208,164	22,601	NM
OREO expense	1,872	2,761	-32.2%	2,761	2,520	9.6%
Other operating expenses	18,286	25,128	-27.2%	25,128	20,961	19.9%
Total other expenses	$105,210	$327,695	-67.9%	$327,695	$135,021	142.7%

Income taxes	$9,464	$(75,667)	NM	$(75,667)	$(15,568)	NM
Effective rate on income taxes	28.9%	19.0%		19.0%	-29.1%

Efficiency ratio	55.91%	63.12%		63.12%	59.44%

Total other expenses decreased $222.5 million in 2010 from 2009 as the Company recorded a large goodwill impairment in 2009 and continued to tighten expenses while, at the same time, realizing continued efficiencies from the merger with Main Street in 2007.

Overall compensation expense was down in 2010 as compared to 2009 and 2008.  The primary reason for the decrease was a reduction in full-time equivalent employees to 866 from 912 and 986 at December 2010, 2009 and 2008, respectively.  During 2009 and 2008, we recorded $2.0 million and $3.4 million, respectively, in severance and associated benefits that are included in the total compensation expense noted above.  The 2009 severance expense was related to further implementation of our post-merger cost structure. The 2008 severance primarily related to plans announced in the fourth quarter of 2008 to restructure our banking operations through management and branch footprint changes.

Additionally, occupancy expenses, and furniture and equipment expenses decreased as we reduced our branch footprint.  We continue to evaluate our branch footprint for efficiencies in expenses and improvements in service delivery to our customers.

Data processing expenses increased in 2009 as compared to 2008 as we invested in additional systems and hardware to support online and mobile products and services for our customers.  2010 was consistent with 2009.

Regulatory expenses decreased in 2010 as compared to 2009, primarily because of the FDIC $2.2 million special assessment we paid in the second quarter of 2009. Regulatory expenses increased significantly during 2009 as compared to 2008 due to an increased assessment rate implemented industry-wide by the FDIC and the special assessment.

Amortization expense decreased slightly in 2010 as compared to 2009 and 2009 as compared to 2008 as we were in our third year of amortization arising from the merger with Main Street.  The amortization is on an accelerated basis; thus, barring further acquisitions, we expect amortization expense to continue to gradually decline in the coming years.

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

The remaining goodwill of $20.7 million as of December 31, 2010 relates to FirsTech, our remittance processing subsidiary, and Busey Wealth Management.

Our costs associated with OREO, such as collateral preservation and legal, decreased in 2010 as compared to 2009 due to holding fewer commercial properties throughout 2010.  OREO costs increased significantly for 2009 as compared to 2008 as we held a higher concentration of commercial properties in 2009.  Under performing commercial properties require a greater expense to carry and operate than residential properties.

Other expenses decreased $6.8 million in 2010 as compared to 2009.  We categorize our OREO gains/losses on sale in other expenses.  In 2010, a gain of $1.7 million was recorded versus a loss in 2009 of $1.6 million, creating a $3.3 million decrease in 2010 as compared to 2009.  In addition, in 2009 we placed a full valuation allowance on the carryforward tax asset related to Florida and Indiana in the amount of $2.4 million, due to the uncertainty as to the ability to realize our tax carryforwards in those states. The expense and benefit related to our state franchise taxes is recorded in other expenses.  The increase in other expenses for 2009 as compared to 2008 was due to several factors.  We had tax adjustments of $1.1 million related to a regulatory tax examination recorded in other expense in 2009.  In addition, the valuation allowance on the carryforward tax asset related to Florida and Indiana of $2.4 million, as mentioned above.  In 2008, our franchise tax benefit was $1.2 million.

The effective rate on income taxes, or income taxes divided by income (loss) before taxes, was an expense in 2010 as compared to a benefit in 2009 and 2008. The 2010 rate was lower than the statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned like insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase. The negative effective rate in 2009 and 2008 was primarily due to our pre-tax losses and was further impacted by adjustments for benefits from increased tax favored investments and offset by the impact of nondeductible goodwill impairment.  In January 2011, the State of Illinois passed an income tax increase for both individuals and corporations.  This will increase our state tax expense in future years.

The efficiency ratio is total other expense, less amortization charges and goodwill impairment, as a percentage of tax-equivalent net interest margin plus other income, less security gains and losses.  The efficiency ratio improved in 2010 as compared to 2009 and 2008. The primary reason for the improvement was the increase in net interest income and decrease in expenses, as noted above, partially offset by declining non-interest income. The efficiency ratio increase in 2009 as compared to 2008 is primarily a result of lower net interest income and higher other expenses as noted above.  Continued improvement in the efficiency ratio in 2011 will likely be driven by improvements in our net interest margin and non-interest income as opposed to further reductions in costs.

Balance Sheet — December 31, 2010 and December 31, 2009

Significant Balance Sheet Items

	December 31, 2010	December 31, 2009	% Change
	(dollars in thousands)
Assets
Securities available for sale	$599,459	$569,640	5.2%
Loans, including held for sale (net of allowance for loan losses 2010 $76,038; 2009 $100,179)	2,292,739	2,692,644	-14.9%

Total assets	$3,605,003	$3,814,852	-5.5%

Liabilities
Deposits:
Noninterest-bearing	$460,661	$468,230	-1.6%
Interest-bearing	2,455,705	2,702,850	-9.1%
Total deposits	2,916,366	3,171,080	-8.0%

Securities sold under agreements to repurchase	138,982	142,325	-2.3%
Long-term debt	43,159	82,076	-47.4%

Total liabilities	3,184,498	3,486,724	-8.7%

Stockholders’ equity	$420,505	$328,128	28.2%

Our balance sheet shrank by 5.5% during 2010.  Overall, assets decreased by $209.8 million. Net loans, including held for sale declined by $399.9 million.  Net charge-offs of loan balances in 2010 were $66.1 million. Through the past three years, we have been in a process of removing under and non-performing loans from our loan portfolio.  While we believe this approach served us well to get through the recent economic cycle, it is not a sustainable, long-term model for success. In 2011, we plan to implement changes we believe will facilitate growth while continuing to focus on reducing problem loans.

Liabilities decreased $302.2 million during 2010, which was primarily due to the decline in our asset base.  As our loan and security balances declined, we were able to allow high cost funding to mature without replacement.  During 2010, interest-bearing deposits declined by $247.1 million, securities sold under agreements to repurchase declined by $3.3 million and long-term debt declined by $38.9 million. Time deposits declined $410.2 million, including a decline in brokered CDs of $98.8 million.

Stockholder’s equity increased $92.3 million, primarily as a result of current year earnings and $84.3 million of preferred and common equity raises, net.

Investment Securities

We have classified all investment securities as securities available-for-sale.  These securities are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs.  Securities available-for-sale are carried at fair value.  As of December 31, 2010, the fair value of these securities was $599.5 million and the amortized cost was $584.5 million.  There were $16.4 million of gross unrealized gains and $1.4 million of gross unrealized losses for a net unrealized gain of $15 million.  The unrealized gain, net of tax, of $9.0 million has been included in stockholders’ equity.

The composition of securities available-for-sale was as follows:

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
U.S. Treasury securities	$381	$782	$758	$15,170	$17,619
Obligations of U.S. government corporations and agencies	333,135	346,030	408,107	440,221	210,993
Obligations of states and political Subdivisions	76,935	82,546	92,194	89,401	85,453
Residential mortgage-backed securities	183,006	135,285	125,218	36,742	25,230
Corporate debt securities	1,499	1,721	3,097	3,661	3,294
Mutual funds and other equity securities	4,503	3,276	3,297	4,347	10,770
Fair value of securities available for sale	$599,459	$569,640	$632,671	$589,542	$353,359
Amortized cost	$584,469	$555,016	$616,349	$582,685	$344,240
Fair value as a percentage of amortized cost	102.56%	102.63%	102.65%	101.18%	102.65%

Busey Bank’s portfolio totaled $588.9 million at December 31, 2010 compared to $561.4 million at December 31, 2009. The increase in Busey Bank’s portfolio during 2010 was due primarily to the investment of funds due to a decrease in loans and having more liquidity on the balance sheet.

Overall, First Busey’s portfolio continued to primarily serve a pledging function during 2010 and 2009.  Pledged securities totaled $405.7 million or 67.7%, and $400.3 million or 70.3% at December 31, 2010 and 2009, respectively.

The maturities, fair values and weighted average yields of debt securities available-for-sale as of December 31, 2010 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Investment Securities(1)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$381	1.88%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	76,970	2.88%	249,862	2.45%	6,303	3.57%	—	—%
Obligations of states and political subdivisions (2)	7,331	5.96%	31,812	5.34%	20,676	5.75%	17,116	6.11%
Residential mortgage-backed securities	—	—%	3,524	4.94%	114,640	2.87%	64,842	3.66%
Corporate debt securities	547	4.43%	844	4.80%	108	5.38%	—	—%
Total	$84,848	3.16%	$286,423	2.80%	$141,727	3.33%	$81,958	4.17%

(1) Excludes mutual funds and other equity securities.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2010).

Overall, the composition of our investment portfolio in 2010 remained relatively consistent with 2009.  As a percentage of the total portfolio, only mortgage-backed securities changed significantly, increasing to 31.0% of the portfolio.  The increase was a result of other investment classes maturing and investing in new mortgage-backed securities.  We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, regulatory and overall portfolio allocation.   We have not experienced credit related losses in our investment portfolio and all classes of investments had valuations at December 31, 2010 in excess of their respective cost basis.

Loan Portfolio

The composition of our loan portfolio was as follows:

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Commercial	$439,393	$494,374	$551,580	$541,698	$263,262
Commercial real estate	1,072,817	1,210,807	1,179,155	976,092	633,057
Real estate construction	154,411	299,754	703,083	680,072	384,894
Retail real estate	657,096	719,557	765,358	801,803	636,772
Retail other	45,060	68,331	58,405	53,360	38,942
Loans	$2,368,777	$2,792,823	$3,257,581	$3,053,225	$1,956,927

Loans, including loans held for sale and deferred loan fees, before allowance for loan losses, decreased 15.2% to $2.37 billion as of December 31, 2010 from $2.79 billion at December 31, 2009.  The largest decline of $145.3 million was in real estate construction.  The second largest decline was in commercial real estate at $137.9 million. Over the past three years, we have been in a process of removing under and non-performing loans from our loan portfolio and reducing our exposure to construction and development loans and commercial real estate. Our focus going forward is to grow loans through relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.

Geographic distribution of loans was as follows:

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less Held for Sale(1)				$49,684
				$2,319,093

Less allowance for loan losses				$76,038
Net Loans				$2,243,055

(1) Loans Held for Sale are included in retail real estate.

	December 31, 2009
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$439,127	$19,567	$35,680	$494,374
Commercial real estate	981,672	169,559	59,576	1,210,807
Real estate construction	167,521	77,227	55,006	299,754
Retail real estate	539,654	160,061	19,842	719,557
Retail other	66,260	1,636	435	68,331
Total	$2,194,234	$428,050	$170,539	$2,792,823

Less Held for Sale(1)				$29,153
				$2,763,670

Less allowance for loan losses				$100,179
Net Loans				$2,663,491

(1) Loans Held for Sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academia and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges over the prior three years.  Although our downstate Illinois and Indiana markets have experienced a level of economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily in tourism and the secondary/ retirement residential market, significant declines in discretionary spending brought on by this economic period have caused significant damage to that economy.  The challenging economic environment during 2010 and 2009 did not present many opportunities for loan growth.  Many credit worthy borrowers either maintained or decreased their leverage due to the uncertainty of the economy; thus, new loan origination opportunities were not significant during 2010 or 2009.  In 2011, we will be implementing changes we believe will facilitate growth while continuing to focus on reducing problem loans.

The largest portion of the Company’s customer base is within the State of Illinois whose financial condition is among the most troubled of any in the United States.  In January 2011, the State of Illinois passed a bill increasing income taxes for both individuals and corporations.  Academia and healthcare industries prevalent in our markets rely heavily on state funding and contracts.  In February 2011, the State of Illinois issued debt for the primary purpose of supporting its pension obligation, and it is anticipated the State will issue debt later in 2011 for cash flow needs.  Currently the State of Illinois is significantly behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas, which could in turn adversely affect our financial condition and results of operations.

We do not have any loans to customers engaged in oil and gas exploration or to foreign companies or governments.  Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $513.7 million and $563.6 million as of December 31, 2010 and 2009, respectively.

As illustrated by the tables above, we have a concentration of loans within commercial real estate. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding certain real estate-farmland, real estate-mortgage loans and installment loans to individuals) at December 31, 2010:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial	$308,567	$112,298	$18,528	$439,393
Real estate construction	131,866	22,545	—	154,411
Total	$440,433	$134,843	$18,528	$593,804

Interest rate sensitivity of selected loans
Fixed rate	$134,245	$88,383	$18,528	$241,156
Adjustable rate	306,188	46,460	—	352,648
Total	$440,433	$134,843	$18,528	$593,804

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Average loans outstanding during Period	$2,609,337	$3,138,708	$3,163,739	$2,405,583	$1,832,800
Allowance for loan losses: Balance at beginning of period	$100,179	$98,671	$42,560	$23,588	$23,190

Loans charged-off:
Commercial	$10,896	$7,812	$2,035	$335	$372
Commercial real estate	28,576	41,929	10,909	626	56
Real estate construction	28,268	186,676	18,378	3,207	—
Retail real estate	12,751	16,781	11,172	4,924	475
Retail other	552	385	403	252	233
Total charge-offs	$81,043	$253,582	$42,897	$9,344	$1,136
Recoveries:
Commercial	$185	$107	$205	$684	$100
Commercial real estate	2,849	718	6	28	10
Real estate construction	11,241	1,970	10	8	—
Retail real estate	513	666	392	90	38
Retail other	114	129	145	184	86
Total recoveries	$14,902	$3,590	$758	$994	$234
Net loans charged-off	$66,141	$249,992	$42,139	$8,350	$902
Provision for loan losses	$42,000	$251,500	$98,250	$14,475	$1,300
Net additions due to acquisition	$—	$—	$—	$12,847	$—
Balance at end of period	$76,038	$100,179	$98,671	$42,560	$23,588
Ratios:
Net charge-offs to average loans	2.53%	7.96%	1.33%	0.35%	0.05%
Allowance for loan losses to total loans at period end	3.21%	3.59%	3.02%	1.39%	1.21%

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2010		2009		2008		2007		2006
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial	$13,840	18.5%	$9,824	17.7%	$16,707	16.9%	$7,552	17.7%	$3,147	13.5%
Commercial real estate	32,795	45.3%	38,249	43.4%	35,716	36.2%	13,554	31.9%	7,568	32.4%
Real estate construction	11,903	6.5%	37,490	10.7%	21,296	21.6%	9,443	22.3%	4,602	19.7%
Retail real estate	14,947	27.8%	12,753	25.8%	23,183	23.5%	11,107	26.3%	7,613	32.5%
Retail other	2,553	1.9%	1,440	2.4%	1,769	1.8%	741	1.8%	466	1.9%
Unallocated	—	NA	423	NA	—	NA	163	N/A	192	N/A
Total	$76,038	100.0%	$100,179	100.0%	$98,671	100.0%	$42,560	100.0%	$23,588	100.0%

Our allowance for loan losses (ALL) decreased to $76.0 million or 3.21% of loans, not including loans held for sale, from $100.2 million or 3.59% of loans at December 31, 2010 and 2009, respectively. Net charge-offs decreased $183.9 million in 2010.

The allowance for loan losses represents a conservative estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio at December 31, 2010 and 2009.

The allowance for loan losses is evaluated geographically, by class of loans. The significant majority of the lending activity occurs in the Company’s Illinois’ markets, with the remaining in the Florida and Indiana markets.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

The general portion of the Company’s allowance contains two components; (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is calculated using a sum-of-years digits weighted five-year historical average, where the current year is the most heavily weighted.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention (grade 8) and substandard, on accrual (grade 9) portfolios.  The substandard, on accrual portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/ geography.  The minimum additional reserve on a substandard, on accrual loan is 3%, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.

Special mention loans have an additional allocation placed on them determined by the trend difference of the respective loan type/ geography three and five year historical loss trends, whereas if the three year is higher (more current information) than the five year average, we add the additional amount to the allocation.  The minimum additional amount for special mention loans is 1.25% based upon a review of the differences between the three and five year historical loss averages by region.

The specific portion of the Company’s allowance relates to loans that are impaired, which includes non-performing loans, troubled debt restructurings and other loans determined to be impaired.  The impaired loans are subtracted from the general loans and are allocated specific reserves as necessary.

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

The historical general quantitative allocation is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factor; (vi) Impact of Competition, Legal & Regulatory issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trend; and (x) Non-Accrual, Past Due and Classified Trend.  Management evaluates the degree of risk that each one of these components has on quality of the loan portfolio on a quarterly basis.  Based on each components risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.

Our net charge-offs declined from the levels experienced during 2009 and were largely consistent from quarter-to-quarter through 2010.  As a portion of our reserve requirement is based upon weighted historical charge-offs, the lesser amount of charge-offs in 2010 replaced 2009 and 2008, years with significantly higher charge-offs in the historical data, causing the historical average charge-off result to decline.  The decreased levels of charge-offs and delinquency trends, have led to a slight decrease in the reserve requirement. The market mix has changed significantly in 2010.  The charge-off mix is changing from primarily Indiana and Florida base, to an Illinois base.  As historical charge-off percentages in Illinois are significantly less than that of Indiana and Florida, this also contributed to the decrease in the required reserve based on weighted historical charge-offs for our loan portfolio; including our adversely graded portfolio.  Management’s expectation of loss was less at December 31, 2010 than at December 31, 2009 as the geographical make-up of these classifications shifted to be less concentrated in southwest Florida.  The loss expectations for Indiana and Illinois were less than southwest Florida as real estate values have not experienced the same level of decline.

During the third quarter of 2010, we elected to eliminate the special qualitative allocation related to the hotel industry as  the industry appeared to be in a period of slow recovery.  As of September 30, 2010, we had completed a comprehensive review of our existing hotel loan portfolio.  We had no impaired hotel loans as of December 31, 2010 and believe we have all the hotel loans correctly graded.

Overall, the qualitative factors decreased in 2010.  The decrease was primarily within collateral valuation risk as collateral values appear to have stabilized, which has been supported by real estate sales price trends, however collateral valuation remains an elevated risk in all of our markets.  Additionally, charge-off trends appear to have stabilized in our southwest Florida market, which was the basis for a decreased qualitative factor for charge-off trends related to our southwest Florida loan portfolio.

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

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an adequate allowance for known and probable losses.  In assessing the adequacy of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to charge-off a loan balance, such write-off is charged against the allowance for loan losses.

Our provision for loan losses was $42.0 million during 2010 compared to $251.5 million in 2009 and $98.3 million in 2008.  The increase in provision expense during 2009 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.  The 2009 increased provision expense was primarily related to the southwest Florida markets.  See further discussion of the non-performing loans, including geographic allocations, under the Non-performing Loans section.

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

The following table sets forth information concerning non-performing loans at December 31 for each of the years indicated:

	2010	2009	2008	2007	2006
	(dollars in thousands)
Non-accrual loans	$65,486	$82,133	$68,347	$15,370	$5,763
Loans 90 days past due and still accruing	2,618	4,166	15,845	4,710	2,002
Total non-performing loans	$68,104	$86,299	$84,192	$20,080	$7,765

Repossessed assets	$9,154	$17,190	$15,786	$2,026	$720
Other assets acquired in satisfaction of debts previously contracted	6	51	8	2	1
Total non-performing other assets	$9,160	$17,241	$15,794	$2,028	$721

Total non-performing loans and non- performing other assets	$77,264	$103,540	$99,986	$22,108	$8,486
Non-performing loans to loans, before allowance for loan losses	2.88%	3.09%	2.58%	0.66%	0.40%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	3.26%	3.71%	3.07%	0.72%	0.44%

We experienced significant deterioration in our loan portfolio during 2009 and 2008.  Since the first quarter of 2010, we have demonstrated improvement in non-performing assets each quarter.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio, as well as improving overall economic conditions.  Total non-performing assets were $77.3 million at December 31, 2010, compared to $103.5 million at December 31, 2009.  An age analysis of past due loans still accruing and non-accrual loans were as follows:

	December 31, 2010
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,613	$803	$—	$16,323
Commercial real estate	713	273	458	12,868
Real estate construction	—	620	—	6,857
Retail real estate	8,698	2,978	2,130	5,615
Retail other	2,226	653	30	—
Total Illinois/Indiana	$13,250	$5,327	$2,618	$41,663

Florida
Commercial	$—	$—	$—	$3,274
Commercial real estate	704	337	—	10,920
Real estate construction	175	—	—	2,457
Retail real estate	3,547	109	—	7,162
Retail other	28	—	—	10
Total Florida	$4,454	$446	$—	$23,823
Total	$17,704	$5,773	$2,618	$65,486

	December 31, 2009
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$493	$176	$19	$9,567
Commercial real estate	1,780	38	794	14,491
Real estate construction	—	—	—	13,104
Retail real estate	1,290	4,290	3,187	4,936
Retail other	96	19	22	—
Total Illinois/Indiana	$3,659	$4,523	$4,022	$42,098

Florida
Commercial	$750	$—	$—	$263
Commercial real estate	449	708	144	5,007
Real estate construction	184	47	—	22,107
Retail real estate	713	1,458	—	12,623
Retail other	2	—	—	35
Total Florida	$2,098	$2,213	$144	$40,035
Total	$5,757	$6,736	$4,166	$82,133

Busey Bank charged-off $31.9 million of principal balance on loans that were on non-accrual status at December 31, 2009.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but gross of related specific allowance allocations of allowance.  In summary, if we had not charged-off the $31.9 million in loans, our non-accrual loans would have been that amount greater than the $65.5 million.

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

Impaired loan totals in the categories below are net of partial charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$29,387	$13,103	$6,751	$19,854	$3,125	$15,155
Commercial real estate	44,538	29,358	7,407	36,765	3,464	40,120
Real estate construction	20,564	14,635	989	15,624	404	34,829
Retail real estate	46,443	28,967	7,801	36,768	3,806	38,773
Retail other	43	41	—	41	—	91
Total	$140,975	$86,104	$22,948	$109,052	$10,799	$128,968

	December 31, 2009
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial	$15,276	$16,218	$—	$16,218	$—	$14,475
Commercial real estate	31,107	31,483	1,169	32,652	600	29,476
Real estate construction	95,647	47,825	4,104	51,929	1,250	91,381
Retail real estate	30,431	32,041	—	32,041	—	28,085
Retail other	62	102	—	102		59
Total	$172,523	$127,669	$5,273	$132,942	$1,850	$163,476

The gross interest income that would have been recorded in the years ended December 31, 2010, 2009 and 2008 if the non-accrual loans had been current in accordance with their original terms was $9.2 million, $12.9 million, and $4.9 million, respectively.  The amount of interest collected on those loans that was included in interest income was $1.6 million, $3.8 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$26,765	$29,754
30 – 89 days past due	1,468	787
Included in non-performing loans	10,320	9,370
Total	$38,553	$39,911

All restructured loans are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $107.5 million at December 31, 2010 and $76.9 million at December 31, 2009. The increase in potential problem loans in 2010 as compared to 2009 is a reflection of continued economic challenges, however we do not feel the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of December 31, 2010, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits

As indicated in the following table, average noninterest-bearing deposits as a percentage of average total deposits increased to 14.9% for the year ended December 31, 2010, from 13.3% for the year ended December 31, 2009, which was an increase from 11.5% for the year ended December 31, 2008. The increase in noninterest-bearing deposits in 2010 reflected the unlimited FDIC coverage on noninterest-bearing deposits and the declining interest rate environment for interest-bearing deposits starting in 2008.

	Year Ended December 31,
	2010			2009			2008
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Noninterest-bearing demand deposits	$450,106	14.9%	0.00%	$445,842	13.3%	0.00%	$376,929	11.5%	0.00%
Interest-bearing demand Deposits	40,260	1.3%	0.29%	31,344	0.9%	0.31%	34,703	1.1%	0.78%
Savings/Money Market	1,337,308	44.2%	0.45%	1,286,092	38.2%	0.71%	1,390,741	42.4%	1.41%
Time deposits	1,199,114	39.6%	2.22%	1,600,067	47.6%	3.18%	1,477,494	45.0%	4.15%
Total	$3,026,788	100.0%	1.08%	$3,363,345	100.0%	1.79%	$3,279,867	100.0%	2.48%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2010 had the following maturities (dollars in thousands):

Under 3 months	$77,332
3 to 6 months	61,149
6 to 12 months	78,104
Over 12 months	96,346
Total	$312,931

Brokered certificates of deposit had the following maturities at December 31, 2010 (dollars in thousands):

Under 3 months	$32,777
3 to 6 months	5,015
6 to 12 months	6,542
Over 12 months	29,391
Total	$73,725

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

	Federal funds purchased	Securities sold under agreements to repurchase	Other short-term borrowings
	(dollars in thousands)
2010
Balance, December 31, 2010	$—	$138,982	$—
Weighted average interest rate at end of period	—%	0.32%	—%
Maximum outstanding at any month end	$—	$141,276	$4,000
Average daily balance	$5	$134,207	$2,016
Weighted average interest rate during period (1)	—%	0.41%	4.26%

2009
Balance, December 31, 2009	$—	$142,325	$—
Weighted average interest rate at end of period	—%	0.50%	—%
Maximum outstanding at any month end	$34,100	$162,329	$83,000
Average daily balance	$2,070	$149,143	$38,904
Weighted average interest rate during period (1)	0.53%	0.73%	2.92%

2008
Balance, December 31, 2008	$—	$182,980	$83,000
Weighted average interest rate at end of period	—%	1.05%	2.78%
Maximum outstanding at any month end	$90,050	$182,980	$142,000
Average daily balance	$25,691	$145,972	$85,301
Weighted average interest rate during period (1)	2.25%	2.33%	2.75%

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

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period. Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash and due from banks	$80,174	$82,535	$105,655
Interest-bearing bank deposits	155,132	58,605	673
Federal funds sold	—	279	9,835
Total	$235,306	$141,419	$116,163
Percent of average total assets	6.4%	3.3%	2.7%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line with our correspondent lender in the amount of $20.0 million, of which all $20.0 million was available as of December 31, 2010.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of December 31, 2010, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

Additionally, as noted earlier, we raised $84.3 million, net, in preferred and common equity during 2010 and $216.9 million, net, in preferred and common equity during 2009.  At December 31, 2010, the bank’s capital ratios were in excess of the minimum capital ratios required to be well capitalized under regulatory standards. However, due to the significant losses at our banking subsidiary in 2009 and 2008, we do not expect to request dividends from the bank in the near future.  Therefore, the additional liquidity at the parent company level will be maintained to serve as the primary funding source for parent company operations, including the payment of dividends to our common stockholders.

Our banking subsidiary routinely enters into commitments to extend credit in the normal course of its business.  As of December 31, 2010 and 2009, we had outstanding loan commitments including lines of credit of $498.1 million, and $544.6 million, respectively.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Please see Note 18 — Commitments, Contingencies and Credit Risk for further description of our off-balance sheet arrangements.

We entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2010.

				Junior
				Subordinated
				Debt Owed to
	Certificates of	Long-term	Operating	Unconsolidated
	Deposit	Borrowings	Leases	Trusts	Total
	(dollars in thousands)

2011	$678,540	$23,742	$2,781	$—	$705,063
2012	203,994	12,417	1,680	—	218,091
2013	81,141	7,000	741	—	88,882
2014	23,393	—	672	—	24,065
2015	23,092	—	613	—	23,705
Thereafter	35	—	1,702	55,000	56,737
Total	$1,010,195	$43,159	$8,189	$55,000	$1,116,543

Commitments to extend credit					$513,681

Net cash flows provided by operating activities totaled $87.8 million, $51.4 million and $81.4 million in 2010, 2009 and 2008, respectively.  Significant items affecting the cash flows provided by operating activities include net income (loss), depreciation and amortization expense, the provision for loan losses, 2009 and 2008 goodwill impairment, deferred income taxes, security gains and activities related to the origination and sale of mortgage loans held for sale.  Net cash used in mortgage loan originations was $4.4 million and $2.6 million in 2010 and 2009, respectively. Net cash provided by mortgage loans originated totaled $12.6 million in 2008.

Net cash provided by investing activities was $352.0 million and $278.9 million in 2010 and 2009, respectively. Net cash used in investing activities totaled $313.3 million in 2008. The primary reason for investing activities providing cash to the Company in 2010 is the reduction in loans. Significant activities affecting cash flows from investing activities are those activities associated with managing First Busey’s investment and loan portfolios.  The net loan portfolio decline was $362.5 million in 2010 and $211.4 million in 2009, as compared to growth of $274.5 million in 2008.

Net cash used in financing activities was $227.9 million and $313.4 million in 2010 and 2009, respectively, as compared to net cash provided by financing activities of $296.9 million in 2008.  The cash used in financing activities in 2010 reflected our large decline in higher cost funding sources such as borrowings and time deposits.  Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt, and proceeds from stock issuance.  Deposits, which are First Busey’s primary funding source, shrank $254.7 million in 2010 and $335.6 million in 2009, as compared to growth of $299.5 million in 2008.  Due to a declining rate environment for long-term rates over the past three years, we utilized federal funds, repurchase agreements, and short-term borrowings for financing needs. In addition, we utilized outside funding of $84.3 million and $216.9 million during 2010 and 2009, respectively. We did not repurchase any of our common stock in 2010 and 2009, but we repurchased $10.6 million of our common stock in 2008.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2010, we had a total capital to total risk-weighted asset ratio of 17.55%, a Tier 1 capital to risk-weighted asset ratio of 16.25% and a Tier 1 leverage ratio of 11.33%; Busey Bank had ratios of 14.31%, 13.02%, and 9.14%, respectively.

At our 2010 Annual Meeting of Stockholders, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 100 million to 200 million.  We believe that our continued improvement in terms of credit issues and earnings should put us in a position to take advantage of growth opportunities in the future.

Common Stock Issuance

At December 31, 2010, the Company completed a registered direct offering, issuing 12,718,635 shares of its common stock at an offering price of $4.25 per share.  The net proceeds after deducting underwriting discounts and commissions and estimated offering expenses was $52.5 million.

On September 30, 2009, the Company completed an underwritten public common stock offering by issuing 20,700,000 shares of the Company’s common stock at a public offering price of $4.00 per share.  The net proceeds after deducting underwriting discounts and commissions and estimated offering expenses was $78.1 million.

Series B Convertible Cumulative Preferred Stock Issuance and Subsequent Conversion

At December 28, 2010, the Company completed a registered direct offering, issuing 318.6225 shares of Series B Convertible Cumulative Preferred Stock (the “Series B Preferred Stock”) at a price of $100,000 per share, or $31.9 million in the aggregate.  The Series B Preferred Stock had a liquidation preference of $100,000 per share and annual dividend of 9.0%.

On March 1, 2011, the Company’s stockholders approved the conversion of the shares of the Series B Preferred Stock issued December 28, 2010, at $4.25 per share, the same price at which the shares of common stock were issued in the common stock issuance, resulting in an additional 7,497,000 common shares outstanding.   Following the conversion, no shares of Series B Preferred Stock remained outstanding.

Series A Mandatorily Convertible Preferred Stock Issuance and Subsequent Conversion

On October 29, 2009, we completed the issuance and sale of 393 shares of Series A Mandatorily Convertible Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $100,000 per share, or $39.3 million in the aggregate.

On December 2, 2009, the Company’s stockholders approved an amendment to the Company’s restated articles of incorporation to increase the number of authorized shares of common stock from 60,000,000 shares to 100,000,000 shares and approved the conversion of the shares of the Series A Preferred Stock issued into shares of common stock at $4.00 per share, the same price at which the shares of common stock were issued in the underwritten public offering completed at the same time, resulting in an additional 9,825,000 common shares outstanding.  Following the conversion, no shares of Series A Preferred Stock were outstanding.

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

Warrant Reduction

In conjunction with the closing of the underwritten public common offering and the closing of the Series A Preferred Stock in 2009, Treasury reduced the warrant issued in conjunction with the Series T Preferred Stock by half pursuant to the terms of the warrant.  The reduction reduced the number of shares subject to exercise under the warrant to 573,833.

New Accounting Pronouncements

FASB ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement.  The new authoritative accounting guidance under ASC Topic 310 are effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for reporting periods beginning on or after January 1, 2011.  Accounting Standards Update No. 2011-01, “Receivables (Topic 310)-Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for the periods ending after June 15, 2011.

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

First Busey’s subsidiary bank, Busey Bank, has an asset-liability committee which meets at least quarterly to review current market conditions and attempt to structure the bank’s balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of December 31, 2010:

	Rate Sensitive Within
	1-30 Days	31-90 Days	91-180 Days	181 Days – 1 Year	Over 1 Year	Total
	(dollars in thousands)
Interest-bearing deposits	$348,264	$—	$—	$—	$—	$348,264
Investment securities
U.S. Treasuries and Agencies	—	18,005	10,980	46,471	258,060	333,516
States and political subdivisions	2,760	950	1,990	4,747	66,488	76,935
Other securities	7,241	7,676	10,947	21,019	142,125	189,008
Loans	613,673	137,795	218,223	342,876	1,056,210	2,368,777
Total rate-sensitive assets	$971,938	$164,426	$242,140	$415,113	$1,522,883	$3,316,500

Interest-bearing transaction deposits	$137,900	$—	$—	$—	$—	$137,900
Savings deposits	181,482	—	—	—	—	181,482
Money market deposits	1,126,128	—	—	—	—	1,126,128
Time deposits	115,584	138,225	181,473	249,367	325,546	1,010,195
Repurchase agreements	133,760	2,136	—	3,086	—	138,982
Long-term debt	834	6,750	7,825	8,750	19,000	43,159
Junior subordinated debt owed to unconsolidated trusts	—	25,000	30,000	—	—	55,000
Total rate-sensitive liabilities	$1,695,688	$172,111	$219,298	$261,203	$344,546	$2,692,846
Rate-sensitive assets less rate-sensitive liabilities	$(723,750)	$(7,685)	$22,842	$153,910	$1,178,337	$623,654
Cumulative Gap	$(723,750)	$(731,435)	$(708,593)	$(524,683)	$623,654
Cumulative amounts as a percentage of total rate-sensitive assets	-21.82%	-22.05%	-21.37%	-16.72%	18.80%
Cumulative Ratio	0.57	0.61	0.66	0.76	1.23

The foregoing table shows a negative (liability-sensitive) rate-sensitivity gap of $723.8 million in the 1-30 day repricing category as more liabilities were subject to repricing during that time period than assets were subject to repricing within that same time period.  On a cumulative basis, the gap remains liability sensitive through one year as our liabilities subject to repricing exceed our assets subject to repricing every period through one year.  The composition of the gap structure as of December 31, 2010, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

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

The asset-liability committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates. In these simulation models the balance sheet is projected out over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts in the yield curve of +/- 100 basis points, and + 200 basis points. Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the Federal funds rates. The model assumes asset and liability balances remain constant at December 31 balances. The model uses repricing frequency on all variable-rate assets and liabilities. The model also uses industry based decay rates on all fixed-rate core deposit balances. Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a rising and declining rate environment. As of December 31, 2010, due to the current interest rate market, a downward adjustment in Federal funds rate of 100 or 200 basis points is not possible. Utilizing this measurement concept the interest-rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to changes in interest rates was as follows:

	Basis Point Changes
	-200	-100	+100	+200

December 31, 2010	NA	NA	(1.70)%	(3.92)%

December 31, 2009	NA	NA	(2.29)%	(2.56)%

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

Item 8. Financial Statements and Supplementary Data

The financial statements are presented beginning on page 72, and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of December 31, 2010, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

McGladrey & Pullen, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors

First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Busey Corporation and subsidiaries and our report dated March 11, 2011, expressed an unqualified opinion.

/s/ McGLADREY & PULLEN, LLP

Champaign, Illinois

March 11, 2011

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

(b) Executive Officers of the Registrant. Please refer to Part I of this Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Option Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2010. The table provides this information separately for equity compensation plans that have and have not been approved by security holders. Additional information regarding stock option plans is presented in Note 16 — Stock Incentive Plans in the notes to the consolidated financial statements included in Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,351,593	$16.09	4,453,346
Equity compensation plans not approved by stockholders	—	—	—
Total	1,351,593	$16.09	4,453,346

In conjunction with the First Busey Corporation 2010 Equity Incentive Plan, we increased the number of securities remaining for future issuance under equity compensation plans to 4,500,000 shares. Securities awarded under previous equity compensation plans and subsequently forfeited are eligible for future issuance.

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end.

First Busey Corporation Index to Financial Statements

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Champaign, Illinois on March 11, 2011.

FIRST BUSEY CORPORATION
BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer

BY	/s/ DAVID B. WHITE
David B. White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2011.

Signature	Title
/s/ VAN A.DUKEMAN	President and Chief Executive Officer
Van A. Dukeman	(Principal Executive Officer)

/s/ GREGORY B. LYKINS	Chairman
Gregory B. Lykins

/s/ JOSEPH M. AMBROSE	Director
Joseph M. Ambrose

/s/ DAVID J. DOWNEY	Director
David J. Downey

/s/ DAVID L. IKENBERRY	Director
David L. Ikenberry

/s/ E. PHILLIPS KNOX	Director
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director
V. B. Leister, Jr.

/s/ AUGUST C. MEYER, JR.	Director
August C. Meyer, Jr.

/s/ GEORGE T. SHAPLAND	Director
George T. Shapland

/s/ THOMAS G. SLOAN	Director
Thomas G. Sloan

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

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with the Amendment to Articles of Incorporation, dated July 31, 2007 (filed as Exhibit 3.1 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

3.2

Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, as filed with the Secretary of State of the State of Nevada on March 4, 2009 (filed as Exhibit 3.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.3

Certificate of Designation for Convertible Cumulative Preferred Stock, Series A (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on October 27, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.4

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

3.5

Certificate of Designation for Convertible Cumulative Preferred Stock, Series B (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

4.1

Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series T (filed as Exhibit 4.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

4.2

Warrant to Purchase Common Stock, dated March 6, 2009 (filed as Exhibit 4.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.1

First Busey Corporation 1993 Restricted Stock Award Plan (filed as Appendix E to First Busey’s definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.3

First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.4

First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey’s definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.5

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.6

First Busey Corporation amendment to credit agreement with JPMorgan Chase, N.A., (filed as Exhibit 99.1 to First Busey’s Form 8-K dated November 7, 2007, filed with the Commission on November 13, 2007 (Commission File No. 0-15950), and incorporated herein by reference)

10.7

First Busey Corporation amendment to credit agreement with JPMorgan Chase, N.A., (filed as Exhibit 99.1 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.8

Continuing Pledge Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A., dated as of January 4, 2010 (previously filed as Exhibit 99.2 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.9

First Busey Corporation line of credit note with JPMorgan Chase, N.A., (filed as Exhibit 99.2 to First Busey’s Form 8-K dated November 7, 2007, filed with the Commission on November 13, 2007 (Commission File No. 0-15950), and incorporated herein by reference)

10.10

Letter agreement between First Busey Corporation and Douglas C. Mills, dated September 20, 2006 (previously filed as Exhibit 99.3 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein)

10.11

Letter agreement between First Busey Corporation and David D. Mills, dated September 20, 2006 (previously filed as Exhibit 99.5 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein)

10.12

Letter agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (previously filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 21, 2006, and incorporated by reference herein)

10.13

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (previously filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031))

10.14

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (previously filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031))

10.15

Employment agreement by and between Main Street Trust, Inc. and David B. White (previously filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (SEC File No. 000-30031))

10.16

Main Street Trust, Inc. 2000 Stock Incentive Plan (previously filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 on November 29, 2000, and incorporated by reference herein (SEC File No. 333-50890))

10.17

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031))

10.18

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031))

10.19

Letter agreement between Main Street Trust, Inc. and David B. White, dated September 20, 2006 (previously filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (SEC File No. 000-30031))

10.20

Employment agreement by and between First Busey Corporation and Thomas Good (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the period ended March 31, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

10.21

Underwriting Agreement between First Busey Corporation and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, dated September 24, 2009 (filed as Exhibit 1.1 to First Busey’s Form 8-K dated September 24, 2009, and filed with the Commission September 29, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.22

Amended and Restated Credit Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A. dated as of May 31, 2009 (filed as Exhibit 99.1 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.23

First Busey Corporation Line of Credit Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.2 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.24

First Busey Corporation Term Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.3 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.25

Letter Agreement, dated March 6, 2009, between First Busey and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached as Exhibit A thereto, with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (filed as Exhibit 10.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.26

Side Letter, dated March 6, 2009, between First Busey and the United States Department of the Treasury (filed as Exhibit 10.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.27

Form of Waiver, executed by each of First Busey’s senior executive officers (filed as Exhibit 10.3 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.28

Form of Omnibus Amendment, executed by First Busey and each of First Busey’s senior executive officers (filed as Exhibit 10.4 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.29

Van A. Dukeman Addendum to Employment Agreement (filed as exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.30

Thomas M. Good Addendum to Employment Agreement (filed as exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.31

Barbara J. Harrington Addendum to Employment Agreement (filed as exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.32

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.33

Christopher M. Shroyer Addendum to Employment Agreement (filed as exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.34

N. John Waddock Addendum to Employment Agreement (filed as exhibit 10.6 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.35	Form of Common Stock Purchase Agreement (filed as Exhibit 10.1 to First Busey’s Form 8-K dated December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.36	Form of Series B Preferred Stock Purchase Agreement (filed as Exhibit 10.2 to First Busey’s Form 8-K dated December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

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

DECEMBER 31, 2010, 2009, AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Busey Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Busey Corporation’s and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of First Busey Corporation’s internal control over financial reporting.

/s/ McGLADREY & PULLEN, LLP

Champaign, Illinois

March 11, 2011

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	(dollars in thousands)
ASSETS
Cash and due from banks	$418,965	$207,071
Securities available for sale	599,459	569,640
Loans held for sale	49,684	29,153
Loans (net of allowance for loan losses 2010 $76,038; 2009 $100,179)	2,243,055	2,663,491
Premises and equipment	73,218	77,528
Goodwill	20,686	20,686
Other intangible assets	19,556	23,644
Cash surrender value of bank owned life insurance	37,425	35,750
Other real estate owned	9,160	17,241
Deferred tax asset, net	64,240	66,496
Other assets	69,555	104,152
Total assets	$3,605,003	$3,814,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$460,661	$468,230
Interest-bearing	2,455,705	2,702,850
Total deposits	2,916,366	3,171,080

Securities sold under agreements to repurchase	138,982	142,325
Long-term debt	43,159	82,076
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	30,991	36,243
Total liabilities	3,184,498	3,486,724

Commitments and contingencies (Note 18)

Stockholders’ Equity
Series T Preferred stock, $.001 par value, authorized 1,000,000 shares; issued and outstanding - 100,000 shares, $1,000 liquidation value	99,590	99,460
Series B Preferred stock, $.001 par value, authorized 318.6225 shares; issued and outstanding — 2010 318.6225 shares, $100,000 liquidation value; 2009 none	31,862	—
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 2010 80,790,132; 2009 68,071,497	81	68
Surplus	562,375	510,198
Retained earnings (deficit)	(249,418)	(256,976)
Accumulated other comprehensive income	9,032	8,812
Total stockholders’ equity before treasury stock and unearned ESOP shares	453,522	361,562

Common stock shares in treasury, at cost — 1,650,605	(32,183)	(32,183)
Unearned ESOP shares — 2010 40,000; 2009 60,000	(834)	(1,251)
Total stockholders’ equity	420,505	328,128
Total liabilities and stockholders’ equity	$3,605,003	$3,814,852

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$138,860	$161,971	$195,121
Interest and dividends on investment securities:
Taxable interest income	14,344	19,187	21,270
Non-taxable interest income	2,979	3,352	3,768
Federal funds sold	—	—	188
Total interest income	156,183	184,510	220,347

Interest expense:
Deposits	32,714	60,079	81,208
Federal funds purchased and securities sold under agreements to repurchase	554	1,093	3,973
Short-term borrowings	86	1,136	2,345
Long-term debt	2,930	4,900	6,134
Junior subordinated debt owed to unconsolidated trusts	2,748	2,901	3,488
Total interest expense	39,032	70,109	97,148
Net interest income	117,151	114,401	123,199
Provision for loan losses	42,000	251,500	98,250
Net interest income (loss) after provision for loan losses	75,151	(137,099)	24,949

Other income:
Trust fees	14,231	12,817	13,445
Commissions and brokers’ fees, net	1,756	1,843	2,764
Remittance processing	9,349	13,032	12,115
Service charges on deposit accounts	11,490	12,358	12,075
Other service charges and fees	5,102	4,728	4,546
Gain on sales of loans	16,130	12,379	4,357
Security gains, net	1,018	130	605
Other	3,677	8,727	6,650
Total other income	62,753	66,014	56,557

Other expenses:
Salaries and wages	41,219	44,519	46,861
Employee benefits	9,693	9,086	10,699
Net occupancy expense of premises	9,135	9,886	9,600
Furniture and equipment expenses	5,962	7,288	8,232
Data processing	7,977	7,922	6,855
Amortization of intangible assets	4,088	4,361	4,518
Regulatory expense	6,978	8,580	2,174
Goodwill impairment	—	208,164	22,601
OREO expense	1,872	2,761	2,520
Other	18,286	25,128	20,961
Total other expenses	105,210	327,695	135,021
Income (loss) before income taxes	32,694	(398,780)	(53,515)
Income taxes	9,464	(75,667)	(15,568)
Net income (loss)	$23,230	$(323,113)	$(37,947)
Preferred stock dividends and discount accretion	5,170	4,767	—
Income (loss) available for common shareholders	$18,060	$(327,880)	$(37,947)

Basic earnings (loss) per share	$0.27	$(7.85)	$(1.06)
Diluted earnings (loss) per share	$0.27	$(7.85)	$(1.06)

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009, and 2008

(dollars in thousands, except per share data)

				Accumulated
				Other		Unearned
	Common		Retained	Comprehensive	Treasury	ESOP
	Stock	Surplus	Earnings	Income (loss)	Stock	Shares	Total
Balance, December 31, 2007	$38	$392,726	$157,185	$4,132	$(22,299)	$(2,085)	$529,697

Comprehensive Income:
Net loss	—	—	(37,947)	—	—	—	(37,947)
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale arising during the period, net of tax of $4,033	—	—	—	—	—	—	6,067
Reclassification adjustment, net of tax benefit of $243	—	—	—	—	—	—	(362)
Other comprehensive loss, net of tax benefit of $3,790	—	—	—	5,705	—	—	5,705
Comprehensive loss	—	—	—	—	—	—	(32,242)

Purchase of 562,500 shares of treasury stock	—	—	—	—	(10,622)	—	(10,622)
Issuance of 41,321 shares of treasury stock for option exercise and related tax benefit	—	257	—	—	716	—	973
Cash dividends common stock at $0.80 per share	—	—	(28,680)	—	—	—	(28,680)
Employee stock ownership plan shares allocated	—	(67)	—	—	—	417	350
Stock based employee compensation	—	89	—	—	—	—	89
Cumulative effect of change in accounting principle for split-dollar life insurance arrangements	—	—	(4,748)	—	—	—	(4,748)
Balance, December 31, 2008	$38	$393,005	$85,810	$9,837	$(32,205)	$(1,668)	$454,817

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2010, 2009, and 2008

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2008	$—	$38	$393,005	$85,810	$9,837	$(32,205)	$(1,668)	$454,817

Comprehensive loss:
Net loss	—	—	—	(323,113)	—	—	—	(323,113)
Other comprehensive income, net of tax:
Unrealized net holding losses arising during the period, net of tax benefit of $620	—	—	—	—	—	—	—	(947)
Reclassification adjustment, net of tax benefit of $52	—	—	—	—	—	—	—	(78)
Other comprehensive loss, net of tax of benefit $672	—	—	—	—	(1,025)	—	—	(1,025)
Comprehensive loss	—	—	—	—	—	—	—	(324,138)

Issuance of 100,000 shares of preferred stock and warrants	99,213	—	787	—	—	—	—	100,000
Issuance of 30,525,000 shares of common stock as result of common stock public offering, net of offering costs	—	30	116,824	—	—	—	—	116,854
Issuance of 1,282 shares of treasury stock for option exercise and related tax benefit	—	—	(32)	—	—	22	—	(10)
Cash dividends common stock at $.40 per share	—	—	—	(15,153)	—	—	—	(15,153)
Employee stock ownership plan shares allocated	—	—	(280)	—	—	—	417	137
Stock based employee compensation	—	—	141	—	—	—	—	141
Preferred stock dividends and warrant accretion	247	—	(247)	(4,520)	—	—	—	(4,520)

Balance, December 31, 2009	$99,460	$68	$510,198	$(256,976)	$8,812	$(32,183)	$(1,251)	$328,128

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2010, 2009, and 2008

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income (Loss)	Stock	Shares	Total
Balance, December 31, 2009	$99,460	$68	$510,198	$(256,976)	$8,812	$(32,183)	$(1,251)	$328,128

Comprehensive income:
Net income	—	—	—	23,230	—	—	—	23,230
Other comprehensive income, net of tax:
Unrealized net holding gains arising during the period, net of tax of $550	—	—	—	—	—	—	—	834
Reclassification adjustment, net of tax of ($404)	—	—	—	—	—	—	—	(614)
Other comprehensive income, net of tax of $146	—	—	—	—	220	—	—	220
Comprehensive income	—	—	—	—	—	—	—	23,450

Issuance of 318.6225 shares of preferred stock	31,862	—	—	—	—	—	—	31,862
Issuance of 12,718,635 shares of common stock as a result of a registered direct offering, net of offering costs	—	13	52,441	—	—	—	—	52,454
Cash dividends common stock at $0.16 per share	—	—	—	(10,617)	—	—	—	(10,617)
Stock dividends restricted stock units at $0.08 per share	—	—	—	(15)	—	—	—	(15)
Employee stock ownership plan shares allocated	—	—	(328)	—	—	—	417	89
Stock based employee compensation	—	—	194	—	—	—	—	194
Preferred stock dividends and warrant accretion	130	—	(130)	(5,040)	—	—	—	(5,040)

Balance, December 31, 2010	$131,452	$81	$562,375	$(249,418)	$9,032	$(32,183)	$(834)	$420,505

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$23,230	$(323,113)	$(37,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based and non-cash compensation	194	141	89
Depreciation and amortization	10,278	12,249	11,913
Provision for loan losses	42,000	251,500	98,250
Fair value adjustment on employee stock ownership plan shares allocated	(328)	(280)	(67)
Provision for deferred income taxes	2,111	(46,502)	(23,666)
Amortization (accretion) of security premiums and discounts, net	4,773	5,160	2,236
Security gains, net	(1,018)	(130)	(605)
Gain on sales of loans, net	(16,130)	(12,379)	(4,357)
Settlement of post retirement benefit liabilities	—	(2,021)	—
Increase in cash surrender value of bank owned life insurance	(1,675)	(1,220)	(1,809)
Net (gain) loss on OREO properties	(516)	1,596	(162)
Goodwill impairment	—	208,164	22,601
(Decrease) increase in deferred compensation	(17)	28	1,396
Change in assets and liabilities:
Decrease (increase) in other assets	34,559	(33,635)	(4,891)
(Decrease) increase in other liabilities	(5,290)	(5,596)	5,820
Net cash provided by operating activities before loan originations and sales	92,171	53,962	68,801

Loans originated for sale	(710,102)	(694,812)	(270,768)
Proceeds from sales of loans	705,701	692,244	283,342

Net cash provided by operating activities	87,770	51,394	81,375

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(252,496)	(205,119)	(355,923)
Proceeds from sales	43,217	17,030	31,285
Proceeds from maturities	176,108	244,861	288,764
Proceeds from sale of Federal Reserve Stock	—	1,845	—
Decrease in federal funds sold	—	—	459
Decrease (increase) in loans	362,472	211,365	(274,529)
Purchases of premises and equipment	(2,037)	(4,817)	(10,351)
Proceeds from sales of premises and equipment	157	1,133	1,624
Proceeds from sale of OREO properties	24,561	12,631	5,324

Net cash provided by (used in) investing activities	351,982	278,929	(313,347)

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in certificates of deposit	$(410,246)	$(350,353)	$400,356
Net increase (decrease) in demand deposits, money market and savings accounts	155,532	14,740	(100,861)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(3,343)	(40,655)	(20,139)
Net payments on short-term borrowings	—	(83,000)	72,477
Proceeds from long-term debt	—	—	25,000
Principal payments on long-term debt	(38,500)	(52,000)	(41,000)
Proceeds from issuance of CPP preferred stock and warrants	—	100,000	—
Proceeds from issuance of preferred private placement, net	31,862	—	—
Proceeds from issuance of common stock, net	52,454	116,854	—
Cash dividends paid	(15,617)	(18,951)	(28,680)
Purchase of treasury stock	—	—	(10,622)
Proceeds from sales of treasury stock	—	—	326

Net cash (used in) provided by financing activities	(227,858)	(313,365)	296,857

Net increase in cash and due from banks	211,894	16,958	64,885
Cash and due from banks, beginning	207,071	190,113	125,228

Cash and due from banks, ending	$418,965	$207,071	$190,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$43,715	$76,073	$98,301
Income taxes	1,251	—	11,900

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	15,964	18,348	19,817
Employee stock ownership plan shares allocated	417	417	417
Non-cash stock option activity	—	22	169
Dividends accrued	777	722	—
Biaggi stock warrant conversion	38	—	—

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

The significant accounting and reporting policies for First Busey Corporation and its subsidiaries follow:

Basis of consolidation

The consolidated financial statements include the accounts of First Busey Corporation and its subsidiaries: Busey Bank (representing the August 2009 merger of Busey Bank, N.A. into Busey Bank) and its wholly-owned subsidiary FirsTech, Inc.; First Busey Resources, Inc. (dissolved May 2008); Busey Wealth Management, Inc. and its wholly-owned subsidiaries: Busey Trust Company and Busey Capital Management, Inc.  The Company and its subsidiaries may maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements also exclude the following wholly-owned variable interest entities:  First Busey Statutory Trust II, First Busey Statutory Trust III and First Busey Statutory Trust IV because the Company is not the primary beneficiary.

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

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiaries, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.  Busey Trust Company had assets under care of $3.5 billion and $3.4 billion at December 31, 2010 and 2009, respectively.

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

Securities

Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and marketable equity securities.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are carried at fair value, with temporary unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) more-likely- than-not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

Interest is accrued daily on the outstanding balances.  The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Interest accrued in the current year but not collected for loans that are placed on non-accrual status or charged-off is reversed against interest income.  Interest accrued during the prior year but not collected for loans that are placed on non-accrual status or charged-off is charged against the allowance for loan losses.  The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

During 2009, the Company recorded a full impairment of the goodwill associated with its banking operations totaling $208.2 million.  During 2008, the Company recorded a full impairment of goodwill associated with Busey Bank, N.A. in the amount of $22.6 million.  See Note 7 — Goodwill and Other Intangible Assets for further discussion.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2007.  The provision for income taxes is based on income as reported in the financial statements.

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in the prior two years and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance of $2.6 million for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2010, although there is no guarantee that those assets will be recognizable in future periods.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2010 and 2009.

At December 31, 2010, the Company was not under examination by any tax authorities.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income (loss) or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2010.

Stock-based employee compensation

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

The Company’s equity incentive plans are designed to encourage ownership of our common stock by our employees and directors, to provide additional incentive for them to promote the success of our business, and to attract and retain talented personnel. All of our employees and directors and those of our subsidiaries are eligible to receive awards under the plans. See Note 16 — Stock Incentive Plans for further discussion.

Stock based compensation cost recognized includes compensation costs for all share-based payments based on the grant-date fair value. The Company estimates the grant-date fair value of stock options using the Black-Scholes option pricing model.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions.  Such models require the use of subjective assumptions, including expected stock price volatility.  In management’s opinion, such valuation models may not necessarily provide the best single measure of option value.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for those options are to be presented as financing cash flows.  The Company had no excess tax benefit cash inflows during the years ended December 31, 2010, 2009 and 2008.

Segment disclosure

Operating segments are components of a business that (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) for which discrete financial information is available. The Company’s segments are its three primary operating subsidiaries Busey Bank, FirsTech and Busey Wealth Management.

Earnings per share

Basic earnings per share are computed by dividing net income (loss) available to common shareholders for the year by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  The calculation of the diluted loss per share for the year ended December 31, 2010 and 2009 does not reflect the assumed exercise of potentially dilutive stock options because the effect would have been anti-dilutive on all options due to the lower market price in 2010 and net loss in 2009. None of the Company’s 1,351,593 outstanding options, 573,833 warrants, or 191,579 restricted stock units were potentially dilutive at December 31, 2010.

The following reflects net income (loss) per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2010	2009	2008
	(dollars and shares in thousands, except per share data)
Net income (loss) available to common shareholders	$18,060	$(327,880)	$(37,947)

Basic average common shares outstanding	66,397	41,788	35,838
Dilutive potential due to stock options	—	—	—

Average number of common shares and dilutive potential common shares outstanding	66,397	41,788	35,838

Basic net income (loss) per share	$.27	$(7.85)	$(1.06)

Diluted net income (loss) per share	$.27	$(7.85)	$(1.06)

If the Series B preferred stock had been converted upon issuance, the average number of common shares and dilutive potential common shares outstanding at December 31, 2010, would have been 66,418. Earnings per share would not have been impacted.

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.  Other than the special shareholders meeting on March 1, 2011, to convert the Series B preferred stock to common stock, as discussed in Note 13, there were no significant subsequent events for the year ended December 31, 2010 through the date of these financial statements.

Impact of new financial accounting standards

FASB ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement.  The new authoritative accounting guidance under ASC Topic 310 are effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for reporting periods beginning on or after January 1, 2011.  Accounting Standards Update No. 2011-01, “Receivables (Topic 310)-Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for the periods ending after June 15, 2011.

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

FASB ASC Topic 350, “Intangibles — Goodwill and Other — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” New authoritative accounting guidance (Accounting Standards Update No. 2010-28) under ASC Topic 350 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  An entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.  This update will be effective for the Company on January 1, 2011 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations.” New authoritative accounting guidance (Accounting Standards Update No. 2010-29) under ASC Topic 805 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented.  This update also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company for business combination occurring after December 31, 2010.

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

Note 2.  Cash and Due from Banks

The Company’s bank subsidiary is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand.  The required reserve balances as of December 31, 2010 and 2009 were approximately $3.4 million and $3.0 million, respectively, including the clearing balance requirement.

Busey Bank has established a clearing balance requirement with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services.  As of December 31, 2010 and 2009, the clearing balance requirements totaled $2.8 million.  These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services.  The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

The Company maintains its cash in deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 3.  Securities

The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$306	$75	$—	$381
Obligations of U.S. government corporations and agencies	324,193	9,028	(86)	333,135
Obligations of states and political subdivisions	74,691	2,340	(96)	76,935
Residential mortgage-backed securities	180,578	3,662	(1,234)	183,006
Corporate debt securities	1,443	56	—	1,499
	581,211	15,161	(1,416)	594,956
Mutual funds and other equity securities	3,258	1,245	—	4,503

	$584,469	$16,406	$(1,416)	$599,459

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$710	$72	$—	$782
Obligations of U.S. government corporations and agencies	339,023	7,401	(394)	346,030
Obligations of states and political subdivisions	80,229	2,480	(163)	82,546
Residential mortgage-backed securities	131,229	4,058	(2)	135,285
Corporate debt securities	1,662	63	(4)	1,721
	552,853	14,074	(563)	566,364
Mutual funds and other equity securities	2,163	1,113	—	3,276

	$555,016	$15,187	$(563)	$569,640

The amortized cost and fair value of debt securities available for sale as of December 31, 2010, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties, therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$83,668	$84,848
Due after one year through five years	277,339	286,423
Due after five years through ten years	139,323	141,727
Due after ten years	80,881	81,958
	$581,211	$594,956

Gains and losses related to sales of securities are summarized as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Gross security gains	$1,025	$188	$611
Gross security losses	(7)	(58)	(6)

Net security gains	$1,018	$130	$605

The tax provision for these net realized gains and losses was $0.4 million for the year ended December 31, 2010. It was insignificant for the year ended December 31, 2009 and was $ 0.2 million for the year ended December 31, 2008.

Investment securities with carrying amounts of $405.7 million and $400.3 million on December 31, 2010 and 2009, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$15,698	$86	$—	$—	$15,698	$86
Obligations of states and political subdivisions	8,452	96	—	—	8,452	96
Residential mortgage-backed securities	95,926	1,234	—	—	95,926	1,234
Total temporarily impaired securities	$120,076	$1,416	$—	$—	$120,076	$1,416

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$53,357	$394	$—	$—	$53,357	$394
Obligations of states and political subdivisions	5,772	24	5,759	139	11,531	163
Residential mortgage-backed securities	427	2	—	—	427	2
Corporate debt securities	—	—	96	4	96	4
Total temporarily impaired securities	$59,556	$420	$5,855	$143	$65,411	$563

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2010 was 48, which represented a loss of 1.17% of the aggregate carrying value.  The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities. Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether we have the intent to sell the security and it is more-likely-than-not we will have to sell the security before recovery of its cost basis.

Note 4.  Loans

Geographic distributions of loans were as follows:

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less Held for Sale(1)				$49,684
				$2,319,093

Less allowance for loan losses				$76,038

Net Loans				$2,243,055

(1) Loans Held for Sale are included in retail real estate.

	December 31, 2009
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$439,127	$19,567	$35,680	$494,374
Commercial real estate	981,672	169,559	59,576	1,210,807
Real estate construction	167,521	77,227	55,006	299,754
Retail real estate	539,654	160,061	19,842	719,557
Retail other	66,260	1,636	435	68,331
Total	$2,194,234	$428,050	$170,539	$2,792,823

Less Held for Sale(1)				$29,153
				$2,763,670

Less allowance for loan losses				$100,179

Net Loans				$2,663,491

(1) Loans Held for Sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.8 million and $1.1 million as of December 31, 2010 and 2009, respectively.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its shareholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations and duration of loans most appropriate for our business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of our lending offices.  We make attempts to utilize government assisted lending programs, such as the Small Business Administration lending programs and United States Department of Agriculture lending programs, where prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  Management routinely (at least quarterly) reviews our allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.   Our underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in our loan underwriting.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, the sound and profitable cash flow basis underlying the loan and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

Total borrowing relationships, which include direct and indirect debt, are generally limited to $20 million, which is significantly less than our regulatory limit.  Borrowing relationships exceeding $20 million are reviewed by our board of directors at least annually and more frequently by management.  At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s various directorates, are reviewed for compliance with regulatory guidelines and by our board of directors at least annually.

The Company maintains an independent loan review department that reviews and validates the loans against the Company’s loan policy on a periodic basis.  In addition to compliance with our policy, the loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the audit committee, at least quarterly.

The Company’s lending can be summarized into five primary areas; commercial loans, commercial real estate loans, real estate construction, retail real estate loans, and other retail loans. The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remaining in the Florida market.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

Commercial Loans

Commercial loans typically comprise working capital loans or business expansion loans, including asset purchases and  other business loans.  Commercial loans will generally be guaranteed in full or a significant portion amount by the primary owners of the business. Commercial loans are made based primarily on the historical and projected cash flow of the underlying borrower and secondarily on the underlying assets pledged as collateral by the borrower.  The cash flows of the underlying borrower, however, may not perform consistent with historical or projected information.  Further, the collateral securing loans may fluctuate in value due to individual economic or other factors.  The Company has established minimum standards and underwriting guidelines for all commercial loan types.

Commercial Real Estate Loans

The Company is located in markets with significant academic presence.  The academic presence in addition to the commercial environment provide for the majority of our commercial lending opportunities to be commercial real estate related.  As the majority of our loan portfolio is within the commercial real estate class, our goal is to maintain a high quality, geographically diverse portfolio of commercial real estate loans. Commercial real estate loans are subject to underwriting standards and guidelines similar to commercial loans.  Commercial real estate loans will generally be guaranteed in full or a significant portion amount by the primary owners of the business. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value.  The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors.  These loans are subject to other industry guidelines that are closely monitored by the Company.

Real Estate Construction Loans

Real estate construction loans are typically commercial in nature. The loan proceeds are controlled by the Company and distributed for the improvement of real estate in which the Company holds a mortgage.  Real estate construction loans will generally be guaranteed in full or a significant portion amount by the developer or primary owners of the business. These loans are subject to underwriting standards and guidelines similar to commercial loans. The loan generally must be supported by an adequate “as completed” value of the underlying project. In addition to the underlying project, the financial history of the developer and business owners weighs significantly in determining approval. The repayment of these loans is typically through permanent financing following completion of the construction.  Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans.  These loans are closely monitored and subject to other industry guidelines.

Retail Real Estate Loans

Retail real estate loans comprise of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans.  The Company sells substantially all of its long-term (10 year and over) retail real estate loans to secondary market purchasers.  The Company does retain retail real estate loans, which have terms typically five years or less.  As retail real estate loan underwriting are subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Retail  Other Loans

Retail other loans consist of installment loans to individuals, primarily automotive loans.  These loans are centrally underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans.  Loans are graded on a scale of 1 through 10 with grades 2,4 & 5 unused.  A description of the general characteristics of the codes is as follows:

•                  Grades 1,3,6 — These grades include loans which are all considered strong credits with grade 1 being investment or near investment grade.  A grade 3 loan is compromised of borrowers that exhibit credit fundamentals that exceed industry standards and loan policy guidelines. A grade 6 loan is comprised of borrowers that exhibit acceptable credit fundamentals.

•                  Grade 7- This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for a pass grade borrower where a significant risk-modifying action is anticipated in the near future.

•                  Grade 8- This grade is for “Other Assets Especially Mentioned” loans that have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the bank’s credit position at some future date.

•                  Grade 9- This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped.  Assets so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•                  Grade 10-  This grade includes “Doubtful” loans that have all the characteristics of a substandard loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral having a value that is difficult to determine.

All loans are graded at inception of the loan.  All commercial and commercial real estate loans above $0.5 million with a grading of seven are reviewed annually and grade changes are made as necessary.  All real estate construction loans above $0.5 million, regardless of the grade, are reviewed annually and grade changes are made as necessary.  Interim grade reviews may take place if circumstances of the borrower warrant a more timely review.  Further, loans graded eight or below are reviewed at least quarterly.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non posted and clearings):

	December 31, 2010
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
Illinois/Indiana
Commercial	5.20	$292,027	$52,761	$26,526	$34,233	$16,323
Commercial real estate	5.86	660,520	109,553	76,311	72,831	12,868
Real estate construction	7.41	33,489	24,582	49,353	20,026	6,857
Retail real estate	3.72	433,371	12,288	6,781	3,860	5,615
Retail other	4.00	35,989	2,720	4,740	653	—
Total Illinois/Indiana		$1,455,396	$201,904	$163,711	$131,603	$41,663

Florida
Commercial	6.45	$12,777	$257	$913	$302	$3,274
Commercial real estate	6.65	69,758	10,270	34,881	14,905	10,920
Real estate construction	8.22	525	927	12,874	3,321	2,457
Retail real estate	4.21	106,974	3,840	21,985	932	7,162
Retail other	3.42	805	16	127	—	10
Total Florida		$190,839	$15,310	$70,780	$19,460	$23,823
Total		$1,646,235	$217,214	$234,491	$151,063	$65,486

	December 31, 2009
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
Illinois/Indiana
Commercial	4.91	$361,751	$45,033	$34,360	$24,096	$9,567
Commercial real estate	5.61	784,024	116,870	81,471	44,392	14,491
Real estate construction	6.80	117,470	30,959	29,903	31,091	13,104
Retail real estate	3.65	495,751	11,342	6,215	7,867	4,936
Retail other	3.29	60,413	2,380	2,916	987	—
Total Illinois/Indiana		$1,819,409	$206,584	$154,865	$108,433	$42,098

Florida
Commercial	5.70	$17,047	$748	$1,497	$12	$263
Commercial real estate	5.82	104,734	29,200	20,602	10,016	5,007
Real estate construction	8.47	6,456	2,224	38,180	8,260	22,107
Retail real estate	4.05	121,434	7,893	15,522	854	12,623
Retail other	3.83	1,266	83	105	146	35
Total Florida		$250,937	$40,148	$75,906	$19,288	$40,035
Total		$2,070,346	$246,732	$230,771	$127,721	$82,133

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received in excess of the principal due.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

An age analysis of past due loans still accruing and non-accrual loans were as follows:

	December 31, 2010
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,613	$803	$—	$16,323
Commercial real estate	713	273	458	12,868
Real estate construction	—	620	—	6,857
Retail real estate	8,698	2,978	2,130	5,615
Retail other	2,226	653	30	—
Total Illinois/Indiana	$13,250	$5,327	$2,618	$41,663

Florida
Commercial	$—	$—	$—	$3,274
Commercial real estate	704	337	—	10,920
Real estate construction	175	—	—	2,457
Retail real estate	3,547	109	—	7,162
Retail other	28	—	—	10
Total Florida	$4,454	$446	$—	$23,823
Total	$17,704	$5,773	$2,618	$65,486

	December 31, 2009
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$493	$176	$19	$9,567
Commercial real estate	1,780	38	794	14,491
Real estate construction	—	—	—	13,104
Retail real estate	1,290	4,290	3,187	4,936
Retail other	96	19	22	—
Total Illinois/Indiana	$3,659	$4,523	$4,022	$42,098

Florida
Commercial	$750	$—	$—	$263
Commercial real estate	449	708	144	5,007
Real estate construction	184	47	—	22,107
Retail real estate	713	1,458	—	12,623
Retail other	2	—	—	35
Total Florida	$2,098	$2,213	$144	$40,035
Total	$5,757	$6,736	$4,166	$82,133

The gross interest income that would have been recorded in the years ended December 31, 2010, 2009 and 2008 if the non-accrual loans had been current in accordance with their original terms was $9.2 million, $12.9 million, and $4.9 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was $1.6 million, $3.8 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled payments of principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. A loan is assessed for impairment by the Company if one of the following criteria is met: loans 60 days or more past due and over $0.25 million, loans graded eight over $0.5 million or loans graded nine or below.

Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement.  Significant restructured loans are considered impaired in determining the adequacy of the allowance for loan loss.

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, loan sales to outside parties or restructuring.  During the years ended December 31, 2010 and 2009, the Company sold loans, net of charge-offs, of $30.7 million and $47.3 million, respectively.

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms.  Restructurings generally include one or more of the following restructuring options; interest-only, interest rate reduction, change in interest rate and payment deferral.  Restructured loans in compliance with modified terms are classified as impaired. At December 31, 2010 and 2009, the Company had restructured loans of $28.2 million and $30.5 million, respectively, which were performing in accordance with the restructured terms and were considered impaired for disclosure and allowance for loan loss determination.

Impaired loan totals in the categories below are net of partial charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$29,387	$13,103	$6,751	$19,854	$3,125	15,155
Commercial real estate	44,538	29,358	7,407	36,765	3,464	40,120
Real estate construction	20,564	14,635	989	15,624	404	34,829
Retail real estate	46,443	28,967	7,801	36,768	3,806	38,773
Retail other	43	41	—	41	—	91
Total	$140,975	$86,104	$22,948	$109,052	$10,799	128,968

	December 31, 2009
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$15,276	$16,218	$—	$16,218	$—	14,475
Commercial real estate	31,107	31,483	1,169	32,652	600	29,476
Real estate construction	95,647	47,825	4,104	51,929	1,250	91,381
Retail real estate	30,431	32,041	—	32,041	—	28,085
Retail other	62	102	—	102		59
Total	$172,523	$127,669	$5,273	$132,942	$1,850	163,476

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents a conservative estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio at December 31, 2010 and 2009.

The allowance for loan losses is evaluated geographically, by class of loans. The significant majority of the lending activity occurs in the Company’s Illinois’ markets, with the remaining in the Florida and Indiana markets.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

The general portion of the Company’s allowance contains two components; (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is calculated using a sum-of-years digits weighted five-year historical average, where the current year is the most heavily weighted.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention (grade 8) and substandard, on accrual (grade 9) portfolios.  The substandard, on accrual portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/ geography.  The minimum additional reserve on a substandard, on accrual loan is 3%, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.

Special mention loans have an additional allocation placed on them determined by the trend difference of the respective loan type/ geography 3 and 5 year historical loss trends, whereas if the 3 year is higher (more current information) than the 5 year average, we add the additional amount to the allocation.  The minimum additional amount for special mention loans is 1.25% based upon a review of the differences between the 3 and 5 year historical loss averages by region.

The specific portion of the Company’s allowance relates to loans that are impaired, which includes non-performing loans, troubled debt restructurings and other loans determined to be impaired.  The impaired loans are subtracted from the general loans and are allocated specific reserves as discussed on page 95.

The historical general quantitative allocation is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factor; (vi) Impact of Competition, Legal & Regulatory issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trend; and (x) Non-Accrual, Past Due and Classified Trend.  Management evaluates the degree of risk that each one of these components has on quality of the loan portfolio on a quarterly basis.  Based on each components risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)

Balance, beginning of year	$100,179	$98,671	$42,560
Provision for loan losses	42,000	251,500	98,250
Recoveries applicable to loan balances previously charged-off	14,902	3,590	758
Loan balances charged-off	(81,043)	(253,582)	(42,897)

Balance, end of year	$76,038	$100,179	$98,671

The following table details activity on the allowance for loan losses for 2010.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	December 31, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$9,824	$38,249	$37,490	$12,753	$1,440	$423	$100,179
Provision for loan loss	14,727	20,273	(8,560)	14,432	1,128	—	42,000
Charged-off	10,896	28,576	28,268	12,751	129	423	81,043
Recoveries	185	2,849	11,241	513	114	—	14,902
Ending Balance	$13,840	$32,795	$11,903	$14,947	$2,553	$—	$76,038

Amount allocated to:
Loans individually evaluated for impairment	$3,125	$3,464	$404	$3,806	$—	$—	$10,799
Loans collectively evaluated for impairment	$10,715	$29,331	$11,499	$11,141	$2,553	$—	$65,239
Ending Balance	$13,840	$32,795	$11,903	$14,947	$2,553	$—	$76,038

	December 31, 2009
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Amount allocated to:
Loans individually evaluated for impairment	$—	$600	$1,250	$—	$—	$—	$1,850
Loans collectively evaluated for impairment	$9,824	$37,649	$36,240	$12,753	$1,440	$423	$98,329
Ending Balance	$9,824	$38,249	$37,490	$12,753	$1,440	$423	$100,179

Note 5.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying consolidated balance sheets.  These unpaid principal balances were $1.17 billion and $1.09 billion as of December 31, 2010 and 2009, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.   Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2010 and 2009, was $5.3 million and $4.2 million, respectively.  The fair values of these servicing rights were $7.5 million and $6.3 million, respectively, at December 31, 2010 and 2009.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)

Mortgage servicing rights capitalized	$3,537	$3,379	$663
Mortgage servicing rights amortized	$2,478	$1,424	$807

Note 6.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2010	2009
	(dollars in thousands)

Land and improvements	$23,678	$23,752
Buildings and improvements	62,788	61,841
Furniture and equipment	37,272	36,781
	123,738	122,374
Less accumulated depreciation	50,520	44,846
Total premises and equipment	$73,218	$77,528

Depreciation expense was $6.2 million, $7.9 million, and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 7: Goodwill and Other Intangibles Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is our operating segments. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Based on the impairment testing performed at December 31, 2010, Busey Wealth Management and FirsTech did not have indicators of potential impairment based on the estimated fair value of those operating segments.

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

There were no changes in the carrying amount of goodwill by operating segment during 2010.  Changes in the carrying amount of goodwill by operating segment during 2009 are as follows:

	Balance at December 31, 2008	Tax Benefit Recognition	Impairment	Balance at December 31, 2009	Balance at December 31, 2010
	(dollars in thousands)
Goodwill:
Busey Bank	$204,800	$—	$(204,800)	$—	$—
FirsTech	8,992	—	—	8,992	8,992
Busey Wealth Management	11,694	—	—	11,694	11,694
All Other	3,377	(13)	(3,364)	—	—
Total Goodwill	$228,863	$(13)	$(208,164)	$20,686	$20,686

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 10 years.  Other intangible asset disclosures are as follows:

	Balance at December 31, 2009	Amortization	Balance at December 31, 2010
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$15,530	$2,832	$12,698
Customer relationship intangibles	8,114	1.256	6,858
	$23,644	$4,088	$19,556

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2010:
Gross carrying amount	$34,836	$11,320
Accumulated amortization	22,138	4,462
	$12,698	$6,858

Estimated amortization expense:
2011	$2,325	$1,212
2012	2,198	1,141
2013	2,051	1,057
2014	1,870	1,014
2015	1,719	973
Thereafter	2,535	1,461
	$12,698	$6,858

Note 8.  Deposits

The composition of deposits is as follows:

	December 31,
	2010	2009
	(dollars in thousands)
Demand deposits, noninterest-bearing	$460,661	$468,230
Interest-bearing transaction deposits	137,900	126,118
Savings deposits	181,482	165,693
Money market deposits	1,126,128	990,598
Time deposits	1,010,195	1,420,441
Total	$2,916,366	$3,171,080

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $312.9 million and $438.9 million at December 31, 2010 and 2009, respectively.  Brokered deposits of $73.7 million and $172.5 million are included in the balance of time deposits as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the scheduled maturities of certificates of deposit, in thousands, are as follows:

2011	$678,540
2012	203,994
2013	81,141
2014	23,393
2015	23,092
Thereafter	35
$1,010,195

Note 9.  Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature either daily or within one year from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The underlying securities are held by the Company’s safekeeping agent.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The following table sets forth the distribution of securities sold under agreements to repurchase and weighted average interest rates:

	December 31,
	2010	2009
	(dollars in thousands)
Balance	$138,982	$142,325
Weighted average interest rate at end of period	0.32%	0.50%
Maximum outstanding at any month end	$141,276	$162,329
Average daily balance	$134,207	$149,143
Weighted average interest rate during period (1)	0.41%	0.73%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 10.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.  At December 31, 2010, First Busey Corporation had an operating line in the amount of $20.0 million from its primary correspondent bank.  The line, which is collateralized by the outstanding shares of Busey Bank, matures on May 31, 2011.  The interest rate on advances from the line of credit is at LIBOR + 3.00%. The Company had no outstanding amounts on its operating line at December 31, 2010 or 2009.

Note 11.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2010	2009
	(dollars in thousands)
Notes payable, JPMorgan Chase N.A., interest payable quarterly:

$2,085,000 term loan, ESOP related, at LIBOR + 1.15% (effective rate of 1.41% and 1.38% at December 31, 2010 and 2009, respectively), annual payments of $417,000, began December 2008, loan matures December 15, 2012.	$834	$1,251

Term loan at LIBOR plus 3.25% (effective rate of 2.98% at December 31, 2009).	—	13,000

Notes payable, Federal Home Loan Banks of Chicago and Atlanta, collateralized by all otherwise unpledged U.S. Treasury and U.S. Agency securities, first mortgages on 1-4 family residential real estate loans and Federal Home Loan Bank stock.	42,325	67,825

	$43,159	$82,076

In connection with our borrowing facility at JPMorgan Chase, amended and restated effective June 1, 2010, the Company has agreed, among other things, not to incur at the holding company level additional debt, pledge as collateral any personal or real property, dispose of assets exceeding ten percent of the consolidated assets of the Company, become a guarantor or otherwise liable for debts of any other person, purchase the assets of or merge with another institution without prior consent of the lender.  Additionally, the Company has agreed to maintain a ratio of nonperforming assets (nonperforming loans plus other real estate owned plus restructured loans) to tangible equity capital plus allowance for loan losses of less than 45% and a ratio of cash plus marketable securities to amounts outstanding on our line of credit facility of at least 1.00.  We are in compliance with our requirements under our agreement with JPMorgan Chase.

Our ESOP loan is collateralized by the unallocated shares of the plan and guaranteed by the Company.

As of December 31, 2010, funds borrowed from the Federal Home Loan Bank, listed above, consisted of fixed-rate advances maturing through May 2013, with interest rates ranging from 3.93% to 5.54%.  The weighted average rate on these long-term advances was 4.90% and 4.82% as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the scheduled maturities of long-term debt, in thousands, are as follows:

2011	$23,742
2012	12,417
2013	7,000
2014	—
2015	—
$43,159

Note 12.  Junior Subordinated Debt Owed to Unconsolidated Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2010:

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which has been extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of December 31, 2010, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As First Busey has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Note 13.  Capital

At our 2010 Annual Meeting of Stockholders, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 100 million to 200 million.  We believe that our continued improvement in terms of credit issues and earnings should put us in a position to take advantage of growth opportunities in the future.

Common Stock Issuance

At December 31, 2010, the Company completed a registered direct offering, issuing 12,718,635 shares of its common stock at an offering price of $4.25 per share.  The net proceeds after deducting underwriting discounts and commissions and estimated offering expenses was $52.5 million.

On September 30, 2009, the Company completed an underwritten public common stock offering by issuing 20,700,000 shares of the Company’s common stock at a public offering price of $4.00 per share.  The net proceeds after deducting underwriting discounts and commissions and estimated offering expenses was $78.1 million.

Series B Convertible Cumulative Preferred Stock Issuance and Subsequent Conversion

At December 28, 2010, the Company completed a registered direct offering, issuing 318.6225 shares of Series B Convertible Cumulative Preferred Stock (the “Series B Preferred Stock”) at a price of $100,000 per share, or $31.9 million in the aggregate.  The Series B Preferred Stock had a liquidation preference of $100,000 per share and annual dividend of 9.0%.

On March 1, 2011, the Company’s stockholders approved the conversion of the shares of the Series B Preferred Stock issued December 28, 2010, at $4.25 per share, the same price at which the shares of common stock were issued in the common stock issuance, resulting in an additional 7,497,000 common shares outstanding.   Following the conversion, no shares of Series B Preferred Stock remained outstanding.

Series A Mandatorily Convertible Preferred Stock Issuance and Subsequent Conversion

On October 29, 2009, we completed the issuance and sale of 393 shares of Series A Mandatorily Convertible Cumulative Preferred Stock (the “Series A Preferred Stock”) at a price of $100,000 per share, or $39.3 million in the aggregate.

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

Warrant Reduction

In conjunction with the closing of the underwritten public common offering and the closing of the Series A Preferred Stock in 2009, Treasury reduced the warrant issued in conjunction with the Series T Preferred Stock by half pursuant to the terms of the warrant.  The reduction reduced the number of shares subject to exercise under the warrant to 573,833.

Regulatory Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, our banking subsidiary sustained significant losses during 2008 and 2009 resulting in pressure on capital, which has been enhanced through injections by the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant retained earnings deficit and the Company’s desire to maintain a strong capital position at Busey Bank, we do not anticipate any dividends being paid out of the bank in the near future.  Further, until which time retained earnings has been restored, we will need to request permission from the Bank’s primary regulator to pay any dividends out of the bank.

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

The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As First Busey has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the federal and state regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s classification.  The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009, are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$422,821	17.55%	$192,783	8.00%	N/A	N/A
Busey Bank	$346,722	14.31%	$193,772	8.00%	$242,215	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$391,571	16.25%	$96,392	4.00%	N/A	N/A
Busey Bank	$315,321	13.02%	$96,886	4.00%	$145,329	6.00%

Tier I Capital (to Average Assets)
Consolidated	$391,571	11.33%	$138,203	4.00%	N/A	N/A
Busey Bank	$315,321	9.14%	$137,926	4.00%	$172,408	5.00%

As of December 31, 2009:

Total Capital (to Risk Weighted Assets)
Consolidated	$341,344	11.93%	$228,964	8.00%	N/A	N/A
Busey Bank	$316,895	11.13%	$227,685	8.00%	$284,606	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$304,272	10.63%	$114,482	4.00%	N/A	N/A
Busey Bank	$280,020	9.84%	$113,843	4.00%	$170,764	6.00%

Tier I Capital (to Average Assets)
Consolidated	$304,272	7.96%	$152,978	4.00%	N/A	N/A
Busey Bank	$280,020	7.37%	$152,043	4.00%	$190,054	5.00%

Note 14.  Income Taxes

The components of income taxes consist of:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Current	$7,353	$(29,165)	$8,098
Deferred	2,111	(46,502)	(23,666)

Total income tax (benefit) expense	$9,464	$(75,667)	$(15,568)

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of operations is as follows:

	Years Ended December 31,
	2010	2009	2008
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Loss	Loss

Income tax (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
Effect of:
Goodwill impairment	—%	18.3%	14.8%
Tax-exempt interest, net	(3.7)%	(0.3)%	(2.6)%
State income taxes, net	2.0%	(2.1)%	(2.4)%
Income on bank owned life insurance	(1.9)%	(0.3)%	(0.7)%
ESOP dividends	(0.2)%	—%	(0.6)%
Income tax credits	—%	—%	(0.8)%
Other, net	(2.3)%	0.4%	(1.8)%

	28.9%	(19.0)%	(29.1)%

Net deferred taxes, included in other assets at December 31, 2010 and 2009 in the accompanying balance sheets, include the following amounts of deferred tax assets and liabilities:

	2010	2009
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$29,939	$39,445
Stock-based compensation	575	498
Loan adjustments	255	273
Deferred compensation	2,294	2,361
Accrued vacation	455	376
Employee costs	564	1,182
Other	992	718
	$35,074	$44,853

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$(5,959)	$(5,813)
Other	(2,010)	(2,312)
Basis in premises and equipment	(3,430)	(3,791)
Mortgage servicing assets	(2,070)	(1,652)
Basis in core deposit and customer intangibles	(7,701)	(9,191)
Deferred loan origination costs	(332)	(438)
	$(21,502)	$(23,197)

Net operating loss carryforward, net of valuation allowance	50,668	44,840

Net deferred tax asset	$64,240	$66,496

At December 31, 2010 and December 31, 2009, the Company had Federal and Illinois net operating loss carryforwards of $50.7 million and $44.8 million, respectively, which are available to offset future taxable income. These net operating loss carryforwards will expire in 2030.

The Company also had Indiana and Florida net operating loss carryforwards of $2.6 million, which will begin to expire in 2030. Due to the uncertainty as to whether we will be able to realize the Indiana and Florida carryforwards, the Company has a valuation allowance of $2.6 million related to these net operating loss carryforwards.

Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2010, although there is no guarantee that those assets will be recognizable in future periods.

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

Compensation expense for shares released is equal to the fair market value of the shares when released. During 2010, 2009 and 2008, $0.1 million, $0.1 million and $0.4 million, respectively, of compensation expense was recognized for the ESOP, releasing 20,000 shares to participant accounts in each year. Compensation expense related to the ESOP is included in the chart below under “Employee Benefits”.  Compensation expense related to the ESOP, including related interest expense was $0.1 million, $0.2 million and $0.5 million, in the years ended December 31, 2010, 2009 and 2008, respectively.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 735,682 worth $3.5 million and 833,456 worth $3.2 million at December 31, 2010 and 2009, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2010		2009
		Fair		Fair
	Shares	Value	Shares	Value
	(dollars in thousands)
Allocated shares	210,874	$991	222,236	$865
Unallocated shares	40,000	188	60,000	233

Total	250,874	$1,179	282,236	$1,098

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

The rights of the participants vest ratably over a seven-year period, except for the 401(k) match portion, which vests immediately.  Contributions to the plan were $2.8 million, $1.7 million and $2.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)

Employee benefits	$2,859	$1,826	$2,992
Interest on employee stock ownership plan debt	18	25	95

Total employer contributions	$2,877	$1,851	$3,087

First Busey Corporation sponsors deferred compensation plans for executive officers for deferral of performance bonuses.  The deferred compensation expense reported was $0.3 million for the year ended December 31, 2010 and $0.2 million for the years ended December 31, 2009 and 2008.  The deferred compensation liability was $4.3 million at December 31, 2010 and 2009.

Note 16.  Stock Incentive Plans

Equity Incentive Plan:

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

The 2010 Equity Plan’s effective date was May 19, 2010.  The 2010 Equity Plan will continue in effect until terminated by the board of directors; provided that no awards may be granted under the 2010 Equity Plan after the ten-year anniversary of the effective date. Any awards that are outstanding after the tenth anniversary of the effective date will remain subject to the terms of the 2010 Equity Plan.

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

Under the terms of the Company’s equity incentive plan, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the years ended December 31, 2009 and 2008. As of December 31, 2010, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase. The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.

The fair value of the stock options granted has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

	2010	2009	2008
	Director	Director	Director

Number of options granted	67,500	67,500	67,500
Risk-free interest rate	1.98%	2.70%	3.66%
Expected life, in years	4.9	4.6	4.6
Estimated Forfeiture Rate	—	—	—
Expected volatility	47.17%	42.07%	16.00%
Expected dividend yield	3.01%	3.92%	4.67%

Estimated fair value per option	$1.48	$2.08	$1.62

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

A summary of the status of the Company’s equity incentive plan for the years ended December 31, 2010, 2009, and 2008, and the changes during the years ending on those dates is as follows:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(dollars in thousands, except per share data)
Outstanding at beginning of year	1,592,755	$16.12	1,918,888	$17.11	2,033,989	$17.08
Granted	67,500	4.49	67,500	7.53	67,500	17.12
Exercised	—	—	(4,883)	11.29	(117,051)	15.54
Forfeited	(308,662)	13.70	(388,750)	19.56	(65,550)	18.91
Outstanding at end of year	1,351,593	$16.09	1,592,755	$16.12	1,918,888	$17.11

Exercisable at end of year	1,291,593	$16.63	1,525,255	$16.50	1,831,388	$17.06

Intrinsic value of options exercised during the year		$—		$34		$550
Weighted-average fair value per option for options granted during the year		$1.48		$2.08		$1.62

In 2009 and 2008, we issued 1,282 and 41,321 treasury shares, respectively, in conjunction with stock option exercises.  The difference between the number of shares issued and the number of options exercised is due to shares issued under net share settlement option.  There were no cash proceeds from the exercise of stock options in 2009 as the one exercise was net share settled.

The following table summarizes information about stock options outstanding at December 31, 2010:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value
(intrinsic value in thousands)
$4.49-7.53	120,000	$6.01	9.50		60,000
11.29-12.00	301,475	11.67	0.75		301,475
16.00-16.03	161,089	16.00	2.22		161,089
17.12-19.74	623,529	19.20	4.39		623,529
20.16-20.71	145,500	20.38	0.96		145,500
	1,351,593	$16.09	3.40	$—	1,291,593	$—

The Company recorded an insignificant amount of stock compensation expense during 2010, 2009 and 2008. As of December 31, 2010, the Company has an insignificant amount of unrecognized stock option expense.

Restricted Stock Unit Plan:

On July 12, 2010, under the terms of the First Busey Corporation 2010 Equity Incentive Plan, the Company granted 191,579 restricted stock units (“RSUs”) to certain members of management. The fair value of each restricted stock unit was the market price of our stock on the date of grant.  On July 12, 2010, the stock price was $4.75, resulting in total compensation cost of $910,000.  This cost will be recognized over a requisite service period of five years following which the awards will vest 100%.  As of December 31, 2010, there was $819,000 of total unrecognized compensation cost related to these nonvested RSUs.

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

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2010:

Balance at beginning of year	$26,093
Addition due to change in relationship	15,094
Deletion due to change in relationship	(1,014)
New loans/ advances	7,430
Repayments	(13,723)
Balance at end of year	$33,880

Total unused commitments to directors and executive officers were $7.5 million at December 31, 2010.

Note 18.  Commitments, Contingencies and Credit Risk

The Company and its subsidiaries are parties to legal actions which arise in the normal course of their business activities.  In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or the results of operations of the Company and its subsidiaries.

The Company and its subsidiary are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company and its subsidiary’s exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiary use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	December 31,
	2010	2009
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$498,143	$544,589
Standby letters of credit	15,538	19,002

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

The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2010 and 2009, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

As of December 31, 2010, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Lease Commitments

At December 31, 2010, the Company was obligated under noncancelable operating leases for office space and other commitments.  Rent expense under operating leases, included in net occupancy and equipment expense, was approximately $2.9 million, $3.1 million, and $2.8 million the years ended December 31, 2010, 2009 and 2008, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2010, in thousands, are as follows:

2011	$2,781
2012	1,680
2013	741
2014	672
2015	613
Thereafter	1,702
$8,189

Note 19 - Fair Value Measurements

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

There were no transfers between levels during the quarter or year ended December 31, 2010.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
2010
Securities available-for-sale:
U.S. Treasury	$—	$381	$—	$381
U.S. government agencies and corporations	—	333,135	—	333,135
Obligations of states and political subdivisions	—	76,935	—	76,935
Residential mortgage-backed	—	183,006	—	183,006
Corporate debt	1,499	—	—	1,499
Mutual funds and other equity	4,503	—	—	4,503
	$6,002	$593,457	$—	$599,459

2009
Securities available-for-sale:
U.S. Treasury	$—	$782	$—	$782
U.S. government agencies and corporations	—	346,030	—	346,030
Obligations of states and political subdivisions	—	82,546	—	82,546
Residential mortgage-backed	—	135,285	—	135,285
Corporate debt	1,721	—	—	1,721
Mutual funds and other equity	3,276	—	—	3,276
	$4,997	$564,643	$—	$569,640

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

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
2010
Impaired loans	$—	$—	$12,149	$12,149
Foreclosed assets	—	—	310	310

2009
Impaired loans	$—	$—	$3,423	$3,423
Foreclosed assets	—	—	4,974	4,974

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

Loans

Our performing loan portfolio consists of variable rate and fixed rate loans.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying amount.  For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Fair value of impaired loans is discussed above.

Deposits and securities sold under agreements to repurchase

The fair value of demand deposits, savings accounts, interest-bearing transaction accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.  The carrying amounts reported in the balance sheet for securities sold under agreements to repurchase approximate those liabilities’ fair values.

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2010 and 2009, these items are insignificant.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Securities	$599,459	$599,459	$569,640	$569,640
Loans held for sale	49,684	50,331	29,153	29,736
Loans, net	2,243,055	2,282,681	2,663,491	2,697,857
Accrued interest receivable	12,633	12,633	15,286	15,286

Financial liabilities:
Deposits	$2,916,366	$2,928,240	$3,171,080	$3,182,759
Securities sold under agreements to repurchase	138,982	138,982	142,325	142,325
Long-term debt	43,159	44,934	82,076	84,869
Junior subordinated debt owed to unconsolidated trusts	55,000	54,547	55,000	53,375
Accrued interest payable	3,408	3,408	8,091	8,091

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

Note 20.  Reportable Segments and Related Information

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

Busey Bank, N.A. information has been combined with the information presented for Busey Bank for 2009 and 2008.  The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in footnote 1.  The Company accounts for intersegment revenue and transfers at current market value.

The following summarized information relates to the Company’s reportable segments:

	Goodwill		Total Assets
As of December 31,	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)

Busey Bank	$—	$—	$3,577,542	$3,766,612
FirsTech	8,992	8,992	24,473	23,294
Busey Wealth Management	11,694	11,694	26,269	24,731
All Other	—	—	(23,281)	215
Totals	$20,686	$20,686	$3,605,003	$3,814,852

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)

Interest income:
Busey Bank	$155,921	$184,267	$219,969
FirsTech	56	48	42
Busey Wealth Management	248	235	330
All Other	(42)	(40)	6
Total interest income	$156,183	$184,510	$220,347

Interest expense:
Busey Bank	$35,887	$66,324	$91,908
FirsTech	—	—	—
Busey Wealth Management	—	—	—
All Other	3,145	3,785	5,240
Total interest expense	$39,032	$70,109	$97,148

Other income:
Busey Bank	$40,341	$40,163	$29,115
FirsTech	9,493	13,128	12,293
Busey Wealth Management	13,822	12,642	14,114
All Other	(903)	81	1,035
Total other income	$62,753	$66,014	$56,557

Net income (loss):
Busey Bank	$21,230	$(320,807)	$(39,020)
FirsTech	1,821	2,869	2,527
Busey Wealth Management	3,283	2,557	2,540
All Other	(3,104)	(7,732)	(3,994)
Total net income (loss)	$23,230	$(323,113)	$(37,947)

Note 21.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2010	2009
	(dollars in thousands)
ASSETS

Cash and due from subsidiary banks	$80,735	$1,028
Securities purchased from subsidiary under agreements to resell	10,909	27,004
Securities available for sale	208	170
Loans	248	329
Investments in subsidiaries:
Bank	378,471	342,759
Non-bank	23,291	21,849
Premises and equipment, net	959	1,454
Other assets	11,928	11,013
Total assets	$506,749	$405,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Long-term debt	$—	$13,000
Long-term ESOP debt	834	1,251
Junior subordinated debentures owed to unconsolidated trusts	55,000	55,000
Other liabilities	30,410	8,227
Total liabilities	86,244	77,478

Total stockholders’ equity	420,505	328,128
Total liabilities and stockholders’ equity	$506,749	$405,606

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$—	$9,200	$30,000
Non-bank	1,900	3,000	3,750
Interest and dividend income	27	68	47
Other income	2,743	3,756	3,993
Total operating income	4,670	16,024	37,790

Expenses:
Salaries and employee benefits	2,595	3,458	4,946
Interest expense	3,197	3,900	5,645
Operating expense	2,612	6,945	2,803
Total expenses	8,404	14,303	13,394

Income before income tax benefit and distributions (in excess of) less than net income of subsidiaries	(3,734)	1,721	24,396

Income tax benefit	2,530	2,748	5,357

Income before distributions (in excess of) less than net income of subsidiaries	(1,204)	4,469	29,753

Distributions (in excess of) less than net income (loss) of subsidiaries:
Bank	23,051	(327,139)	(66,492)
Non-bank	1,383	(443)	(1,208)

Net income (loss)	$23,230	$(323,113)	$(37,947)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$23,230	$(323,113)	$(37,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	310	360	340
Distributions in excess of (less than) net income of subsidiaries	(24,434)	327,582	67,700
Goodwill impairment	—	3,364	—
Stock-based compensation	194	141	89
Fair value adjustment on employee stock ownership plan shares allocated	(328)	(280)	(67)
Security gains, net	—	(84)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(953)	(365)	211
Increase in other liabilities	22,128	1,626	3,250
Net cash provided by operating activities	20,147	9,231	33,576

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	695	—
Purchases of securities available for sale	—	(75)	(19)
Securities purchased under agreements to resell, net	16,095	(27,004)	—
Decrease in loans	81	57	16
Proceeds from sales of premises and equipment	191	4	—
Purchases of premises and equipment	(6)	(57)	(383)
Investment in subsidiary, net	(12,500)	(136,000)	(14,957)
Net cash (used in) provided by investing activities	3,861	(162,380)	(15,343)

Cash Flows from Financing Activities
Proceeds from short-term debt	4,000	—	20,000
Principal payments on long-term debt	(13,000)	(17,000)	—
Principal payments on short-term debt	(4,000)	(28,000)	(2,500)
Issuance of common stock, net	52,454	116,854	—
Proceeds from issuance of CPP preferred stock and warrants	—	100,000	—
Proceeds from issuance of preferred private placement, net	31,862	—	—
Purchases of treasury stock	—	—	(10,622)
Proceeds from sales of treasury stock	—	—	326
Cash dividends paid	(15,617)	(18,951)	(28,680)
Net cash provided by (used in) financing activities	55,699	152,903	(21,476)

Net increase (decrease) in cash and due from
subsidiary banks	79,707	(246)	(3,243)
Cash and due from subsidiary banks, beginning	1,028	1,274	4,517

Cash and due from subsidiary banks, ending	$80,735	$1,028	$1,274

Note 22.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2010
	December 31	September 30	June 30	March 31

Interest income	$37,039	$38,467	$39,984	$40,693
Interest expense	7,628	8,832	10,884	11,688
Net interest income	29,411	29,635	29,100	29,005
Provision for loan losses	10,300	9,500	7,500	14,700
Noninterest income	17,205	14,850	14,404	16,294
Noninterest expense	25,288	27,042	27,667	25,213
Income before income taxes	11,028	7,943	8,337	5,386
Income taxes	3,722	1,921	2,652	1,169
Net income	$7,306	$6,022	$5,685	$4,217
Preferred stock dividends and discount accretion	1,322	1,283	1,283	1,282
Net income available to common shareholders	$5,984	$4,739	$4,402	$2,935

Basic earnings per share	$0.09	$0.07	$0.07	$0.04
Diluted earnings per share	$0.09	$0.07	$0.07	$0.04

	2009
	December 31	September 30	June 30	March 31

Interest income	$44,029	$44,607	$47,599	$48,275
Interest expense	14,010	16,159	19,229	20,711
Net interest income	30,019	28,448	28,370	27,564
Provision for loan losses	54,000	140,000	47,500	10,000
Noninterest income	15,924	16,469	17,500	16,122
Noninterest expense(1)	33,958	237,758	30,100	25,880
Income (loss) before income taxes	(42,015)	(332,841)	(31,730)	7,806
Income taxes	(14,457)	(50,522)	(12,601)	1,913
Net income (loss)	$(27,558)	$(282,319)	$(19,129)	$5,893
Preferred stock dividends and discount accretion	1,681	1,356	1,343	387
Net income (loss) available to common shareholders	$(29,239)	$(283,675)	$(20,472)	$5,506

Basic earnings per share	$(0.49)	$(7.92)	$(0.57)	$0.15
Diluted earnings per share	$(0.49)	$(7.92)	$(0.57)	$0.15

(1) — Noninterest expense in the third quarter of 2009 includes goodwill impairment of $208.2 million.