Form 10-Q
period 2011-03-31
FIRST BUSEY CORP /NV/
filed 2011-05-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2011

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2011
Common Stock, $.001 par value	86,596,527

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010

(Unaudited)

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and due from banks	$412,152	$418,965
Securities available for sale	664,930	599,459
Loans held for sale	20,217	49,684
Loans (net of allowance for loan losses 2011 $74,849; 2010 $76,038)	2,137,782	2,243,055
Premises and equipment	72,518	73,218
Goodwill	20,686	20,686
Other intangible assets	18,672	19,556
Cash surrender value of bank owned life insurance	37,881	37,425
Other real estate owned	7,193	9,160
Deferred tax asset, net	61,005	64,240
Other assets	64,929	69,555
Total assets	$3,517,965	$3,605,003

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$484,480	$460,661
Interest bearing	2,369,516	2,455,705
Total deposits	$2,853,996	$2,916,366

Securities sold under agreements to repurchase	120,734	138,982
Long-term debt	36,409	43,159
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	27,895	30,991
Total liabilities	$3,094,034	$3,184,498

Stockholders’ Equity
Series T Preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding, 100,000 shares, $1,000 liquidation value;	$99,622	$99,590
Series B Preferred stock, $.001 par value, authorized 318.6225 shares; issued and outstanding – 2011 none; 2010 318.6225 shares, $100,000 liquidation value	—	31,862
Common stock, $.001 par value, authorized 200,000,000 shares; issued – 2011 88,287,132; issued – 2010 80,790,132	88	81
Additional paid-in capital	594,266	562,375
Accumulated deficit	(245,224)	(249,418)
Accumulated other comprehensive income	8,196	9,032
Total stockholders’ equity before treasury stock and unearned ESOP shares	$456,948	$453,522
Common stock shares held in treasury at cost – 1,650,605	(32,183)	(32,183)
Unearned ESOP shares – 40,000 shares	(834)	(834)
Total stockholders’ equity	$423,931	$420,505
Total liabilities and stockholders’ equity	$3,517,965	$3,605,003

Common shares outstanding at period end	86,596,527	79,099,527

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$30,508	$36,036
Interest and dividends on investment securities:
Taxable interest income	3,689	3,905
Non-taxable interest income	705	752
Dividends	4	—
Total interest income	$34,906	$40,693
Interest expense:
Deposits	$5,259	$9,951
Securities sold under agreements to repurchase	111	163
Short-term borrowings	10	—
Long-term debt	496	894
Junior subordinated debt owed to unconsolidated trusts	683	680
Total interest expense	$6,559	$11,688
Net interest income	$28,347	$29,005
Provision for loan losses	5,000	14,700
Net interest income after provision for loan losses	$23,347	$14,305
Other income:
Trust fees	$4,548	$4,210
Commissions and brokers’ fees, net	441	440
Remittance processing	2,381	2,620
Service charges on deposit accounts	3,047	2,733
Other service charges and fees	1,282	1,210
Gain on sales of loans	2,632	2,438
Security (losses) gains, net	(2)	742
Other	1,210	1,901
Total other income	$15,539	$16,294
Other expenses:
Salaries and wages	$9,560	$9,666
Employee benefits	2,759	2,639
Net occupancy expense of premises	2,415	2,342
Furniture and equipment expenses	1,324	1,531
Data processing	2,110	1,896
Amortization of intangible assets	884	1,023
Regulatory expense	1,847	1,463
OREO expense	212	393
Other	4,554	4,260
Total other expenses	$25,665	$25,213
Income before income taxes	$13,221	$5,386
Income taxes	4,111	1,169
Net income	$9,110	$4,217
Preferred stock dividends and discount accretion	1,776	1,282
Net income available to common stockholders	$7,334	$2,935
Basic earnings per common share	$0.09	$0.04
Diluted earnings per common share	$0.09	$0.04
Dividends declared per share of common stock	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$9,110	$4,217
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	68	35
Depreciation and amortization	2,300	2,587
Provision for loan losses	5,000	14,700
Provision for deferred income taxes	3,502	(891)
Amortization of security premiums and discounts, net	1,438	1,286
Security loss (gain), net	2	(742)
Gain on sales of loans, net	(2,632)	(2,438)
Net gain on sales of OREO properties	(92)	(139)
Increase in cash surrender value of bank owned life insurance	(456)	(677)
Change in assets and liabilities:
Decrease in other assets	4,039	2,777
Decrease in other liabilities	(2,254)	(1,084)
Decrease in interest payable	(847)	(1,786)
Decrease in income taxes receivable	587	2,060
Net cash provided by operating activities before loan originations and sales	$19,765	$19,905

Loans originated for sale	(98,694)	(102,886)
Proceeds from sales of loans	130,793	105,336
Net cash provided by operating activities	$51,864	$22,355

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	2,681	28,364
Proceeds from maturities of securities classified available for sale	32,103	54,043
Purchase of securities classified available for sale	(102,798)	(43,124)
Decrease in loans	98,850	61,486
Proceeds from sale of premises and equipment	—	40
Proceeds from sale of OREO properties	3,482	3,027
Purchases of premises and equipment	(716)	(399)
Net cash provided by investing activities	$33,602	$103,437

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(92,155)	$(82,286)
Net increase (decrease) in demand, money market and savings deposits	29,785	(9,776)
Cash dividends paid	(4,911)	(3,906)
Net decrease in securities sold under agreements to repurchase	(18,248)	(9,028)
Principal payments on long-term debt	(6,750)	(9,000)
Net cash used in financing activities	$(92,279)	$(113,996)
Net (decrease) increase in cash and due from banks	$(6,813)	$11,796
Cash and due from banks, beginning	$418,965	$207,071
Cash and due from banks, ending	$412,152	$218,867

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$7,407	$13,474
Income taxes	$270	$—
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$1,423	$4,582
Dividends accrued	$759	$758
Conversion of Series B Preferred stock to Common stock	$31,862	$—

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)

Net income	$9,110	$4,217
Other comprehensive (loss) income, before tax:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(1,105)	$1,144
Less reclassification adjustment for losses (gains) included in net income	2	(742)
Other comprehensive (loss) income, before tax	$(1,103)	$402
Income tax (benefit) expense related to items of other comprehensive loss	(267)	160
Other comprehensive (loss) income, net of tax	$(836)	$242
Comprehensive income	$8,274	$4,459

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2011 through the date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:  Recent Accounting Pronouncements

FASB ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in its disclosures about the credit quality of its financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement.  The new authoritative accounting guidance under ASC Topic 310 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became required for reporting periods beginning on or after January 1, 2011.  Accounting Standards Update No. 2011-01, “Receivables (Topic 310)-Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standard update related to troubled debt restructurings.  Accounting Standards Update No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” clarifies which loan modifications constitute troubled debt restructurings.  It is intended to help creditors in determining whether a modification of the terms of a receivable meet the criteria to be considered a troubled debt restructuring for the purpose of recording an impairment loss and for disclosure of troubled debt restructurings.  Under the new guidance, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  This update will be effective for the Company on July 1, 2011, applying retrospectively to restructuring occurring on or after January 1, 2011 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 350, “Intangibles — Goodwill and Other — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” New authoritative accounting guidance (Accounting Standards Update No. 2010-28) under ASC Topic 350 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  An entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.  This update became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations.” New authoritative accounting guidance (Accounting Standards Update No. 2010-29) under ASC Topic 805 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented.  This update also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company for business combinations occurring after December 31, 2010.

Note 3:  Securities

The amortized cost and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2011:
U.S. Treasury securities	$305	$84	$—	$389
Obligations of U.S. government corporations and agencies	367,565	7,575	(186)	374,954
Obligations of states and political subdivisions	78,959	2,751	(20)	81,690
Residential mortgage-backed securities	198,847	3,612	(1,493)	200,966
Corporate debt securities	1,248	50	—	1,298
	646,924	14,072	(1,699)	659,297
Mutual funds and other equity securities	4,118	1,515	—	5,633

	$651,042	$15,587	$(1,699)	$664,930

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2010:
U.S. Treasury securities	$306	$75	$—	$381
Obligations of U.S. government corporations and agencies	324,193	9,028	(86)	333,135
Obligations of states and political subdivisions	74,691	2,340	(96)	76,935
Residential mortgage-backed securities	180,578	3,662	(1,234)	183,006
Corporate debt securities	1,443	56	—	1,499
	581,211	15,161	(1,416)	594,956
Mutual funds and other equity securities	3,258	1,245	—	4,503

	$584,469	$16,406	$(1,416)	$599,459

The amortized cost and fair value of debt securities available for sale as of March 31, 2011, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties, therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$91,186	$92,167
Due after one year through five years	319,823	327,604
Due after five years through ten years	147,869	150,323
Due after ten years	88,046	89,203
	$646,924	$659,297

Gains and losses related to sales of securities are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)

Gross security gains	$—	$742
Gross security losses	2	—
Net security (losses) gains	$(2)	$742

The tax provision for these net realized gains and losses was insignificant for the quarter ended March 31, 2011 and $0.3 million for the quarter ended March 31, 2010.

Investment securities with carrying amounts of $412.7 million and $405.7 million on March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following presents information pertaining to securities with gross unrealized losses as of March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2011:
Obligations of U.S. government agencies and corporations	$26,441	$186	$—	$—	$26,441	$186
Obligations of states and political subdivisions	3,710	20	—	—	3,710	20
Residential mortgage-backed securities	122,037	1,493	—	—	122,037	1,493
Total temporarily impaired securities	$152,188	$1,699	$—	$—	$152,188	$1,699

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2010:
Obligations of U.S. government agencies and corporations	$15,698	$86	$—	$—	$15,698	$86
Obligations of states and political subdivisions	8,452	96	—	—	8,452	96
Residential mortgage-backed securities	95,926	1,234	—	—	95,926	1,234
Total temporarily impaired securities	$120,076	$1,416	$—	$—	$120,076	$1,416

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2011 was 40, which represented a loss of 1.12% of the aggregate carrying value. The unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

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

Note 4:  Loans

Geographic distributions of loans were as follows:

	March 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$378,723	$14,946	$23,056	$416,725
Commercial real estate	856,340	137,927	41,920	1,036,187
Real estate construction	98,299	18,008	26,791	143,098
Retail real estate	452,712	136,533	12,753	601,998
Retail other	33,536	1,152	152	34,840
Total	$1,819,610	$308,566	$104,672	$2,232,848

Less held for sale(1)				20,217
				$2,212,631

Less allowance for loan losses				74,849
Net loans				$2,137,782

(1) Loans held for sale are included in retail real estate.

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less held for sale(1)				49,684
				$2,319,093

Less allowance for loan losses				76,038
Net loans				$2,243,055

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.8 million as of March 31, 2011 and December 31, 2010, respectively.

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

The Company’s lending can be summarized into five primary areas; commercial loans, commercial real estate loans, real estate construction, retail real estate loans, and other retail loans.  A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remaining in the Florida market.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

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

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non posted and clearings):

	March 31, 2011
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
Illinois/Indiana
Commercial	5.18	$287,077	$47,613	$21,810	$35,148	$10,131
Commercial real estate	5.90	597,310	128,735	82,116	77,838	12,261
Real estate construction	7.51	27,213	21,265	50,641	18,823	7,148
Retail real estate	3.70	412,214	10,951	5,761	4,354	6,865
Retail other	3.55	28,919	3,148	709	902	10
Total Illinois/Indiana		$1,352,733	$211,712	$161,037	$137,065	$36,415

Florida
Commercial	6.94	$6,749	$3,612	$739	$636	$3,210
Commercial real estate	6.73	64,980	13,701	33,003	16,782	9,461
Real estate construction	8.16	542	821	12,655	2,542	1,448
Retail real estate	4.33	98,751	2,934	21,951	5,995	6,289
Retail other	3.15	1,041	5	100	—	6
Total Florida		$172,063	$21,073	$68,448	$25,955	$20,414
Total		$1,524,796	$232,785	$229,485	$163,020	$56,829

	December 31, 2010
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
Illinois/Indiana
Commercial	5.20	$292,027	$52,761	$26,526	$34,233	$16,323
Commercial real estate	5.86	660,520	109,553	76,311	72,831	12,868
Real estate construction	7.41	33,489	24,582	49,353	20,026	6,857
Retail real estate	3.72	433,371	12,288	6,781	3,860	5,615
Retail other	4.00	35,989	2,720	4,740	653	—
Total Illinois/Indiana		$1,455,396	$201,904	$163,711	$131,603	$41,663

Florida
Commercial	6.45	$12,777	$257	$913	$302	$3,274
Commercial real estate	6.65	69,758	10,270	34,881	14,905	10,920
Real estate construction	8.22	525	927	12,874	3,321	2,457
Retail real estate	4.21	106,974	3,840	21,985	932	7,162
Retail other	3.42	805	16	127	—	10
Total Florida		$190,839	$15,310	$70,780	$19,460	$23,823
Total		$1,646,235	$217,214	$234,491	$151,063	$65,486

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	March 31, 2011
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$3,353	$648	$259	$10,131
Commercial real estate	3,793	212	38	12,261
Real estate construction	1,175	—	—	7,148
Retail real estate	3,947	1,173	799	6,865
Retail other	68	28	16	10
Total Illinois/Indiana	$12,336	$2,061	$1,112	$36,415

Florida
Commercial	$—	$—	$—	$3,210
Commercial real estate	1,393	—	—	9,461
Real estate construction	119	—	—	1,448
Retail real estate	2,100	311	2,966	6,289
Retail other	—	99	—	6
Total Florida	$3,612	$410	$2,966	$20,414
Total	$15,948	$2,471	$4,078	$56,829

	December 31, 2010
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,613	$803	$—	$16,323
Commercial real estate	713	273	458	12,868
Real estate construction	—	620	—	6,857
Retail real estate	8,698	2,978	2,130	5,615
Retail other	2,226	653	30	—
Total Illinois/Indiana	$13,250	$5,327	$2,618	$41,663

Florida
Commercial	$—	$—	$—	$3,274
Commercial real estate	704	337	—	10,920
Real estate construction	175	—	—	2,457
Retail real estate	3,547	109	—	7,162
Retail other	28	—	—	10
Total Florida	$4,454	$446	$—	$23,823
Total	$17,704	$5,773	$2,618	$65,486

The gross interest income that would have been recorded in the three months ended March 31, 2011 if the non-accrual loans had been current in accordance with their original terms was $1.1 million.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2011.  All significant impaired loans are on non-accrual.

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

The Company will restructure loans when the borrower demonstrates the inability to comply with the terms of the loan, but can demonstrate the ability to meet acceptable restructured terms.  Restructurings generally include one or more of the following restructuring options: interest-only, interest rate reduction, change in interest rate and payment deferral.  Restructured loans in compliance with modified terms are classified as impaired. At March 31, 2011 and December 31, 2010, the Company had restructured loans of $23.6 million and $28.2 million, respectively, which were performing in accordance with the restructured terms and were considered impaired for disclosure and allowance for loan loss determination.

Impaired loan totals in the categories below are net of partial charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	March 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$22,845	$11,494	$2,363	$13,857	$925	$14,683
Commercial real estate	40,305	19,678	13,464	33,142	6,445	40,218
Real estate construction	22,474	13,473	2,491	15,964	898	27,636
Retail real estate	41,727	28,394	4,026	32,420	1,150	38,849
Retail other	32	26	6	32	8	77
Total	$127,383	$73,065	$22,350	$95,415	$9,426	$121,463

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$29,387	$13,103	$6,751	$19,854	$3,125	$15,155
Commercial real estate	44,538	29,358	7,407	36,765	3,464	40,120
Real estate construction	20,564	14,635	989	15,624	404	34,829
Retail real estate	46,443	28,967	7,801	36,768	3,806	38,773
Retail other	43	41	—	41	—	91
Total	$140,975	$86,104	$22,948	$109,052	$10,799	$128,968

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents a conservative estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio at March 31, 2011 and December 31, 2010.

The allowance for loan losses is evaluated geographically, by class of loans. The significant majority of the lending activity occurs in the Company’s Illinois markets, with the remaining in the Florida and Indiana markets.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is calculated using a sum-of-years digits weighted 20 quarter historical average, where the most recent four quarters are the most heavily weighted.

During the first three quarters of 2010 we annualized the year to date charge-offs to arrive at our 2010 charge-off ratio, which was then weighted on a sum of years digit basis.  As of March 31, 2011, we have switched to the rolling 20 quarter method noted above.  The change was made as our decline in charge-offs expected during 2011 and forward would under weigh 2010 charge-off activity.  The change to a rolling 20 quarter weighted average calculation increased our allowance requirements by 13.3% compared to the method used for March 31, 2010.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention (grade 8) and substandard, on accrual (grade 9) portfolios.  The substandard, on accrual portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a substandard, on accrual loan was 3.25% and 3% as of March 31, 2011 and December 31, 2010, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.

Special mention loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography three and five year historical loss trends, whereas if the three year average is higher (more current information) than the five year average, we add the additional amount to the allocation.  The minimum additional amount for special mention loans is 1.25% based upon a review of the differences between the three and five year historical loss averages by region.

The specific portion of the Company’s allowance relates to loans that are impaired, which includes non-performing loans, troubled debt restructurings and other loans determined to be impaired.  The impaired loans are subtracted from the general loans and are allocated specific reserves as discussed above.

Impaired loans are reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using a combination of observable inputs, including recent appraisals discounted for collateral specific changes and current market conditions and unobservable inputs based on customized discounting criteria.  Due to the significant and rapid decline in real estate valuations in southwest Florida in recent years, valuations of collateral in this market are largely based upon current market conditions and unobservable inputs, which typically indicate a value less than appraised value.

The historical general quantitative allocation is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factor; (vi) Impact of Competition, Legal & Regulatory issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trend; and (x) Non-Accrual, Past Due and Classified Trend.  Management evaluates the degree of risk that each one of these components has on quality of the loan portfolio on a quarterly basis.  Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	March 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$13,840	$32,795	$11,903	$14,947	$2,553	$—	$76,038
Provision for loan loss	1,661	2,965	(435)	2,591	(1,782)	—	5,000
Charged-off	(3,981)	(851)	(1,484)	(2,235)	(151)	—	(8,702)
Recoveries	1,147	112	872	205	177	—	2,513
Ending Balance	$12,667	$35,021	$10,856	$15,508	$797	$—	$74,849

Amount allocated to:
Loans individually evaluated for impairment	$925	$6,445	$898	$1,150	$8	$—	$9,426
Loans collectively evaluated for impairment	$11,742	$28,576	$9,958	$14,358	$789	$—	$65,423
Ending Balance	$12,667	$35,021	$10,856	$15,508	$797	$—	$74,849

Loans:
Loans individually evaluated for impairment	$13,857	$33,142	$15,964	$32,420	$32	$—	$95,415
Loans collectively evaluated for impairment	$402,868	$1,003,045	$127,134	$569,578	$34,808	$—	$2,137,433
Ending Balance	$416,725	$1,036,187	$143,098	$601,998	$34,840	$—	$2,232,848

	March 31, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$9,824	$38,249	$37,490	$12,753	$1,440	$423	$100,179
Provision for loan loss	14,428	2,997	(7,974)	2,221	3,028	—	14,700
Charged-off	(2,272)	(7,860)	(11,502)	(3,102)	(698)	(423)	(25,857)
Recoveries	16	2,225	2,792	789	85	—	5,907
Ending Balance	$21,996	$35,611	$20,806	$12,661	$3,855	$—	$94,929

Amount allocated to:
Loans individually evaluated for impairment	$1,170	$1,490	$2,248	$6,432	$—	$—	$11,340
Loans collectively evaluated for impairment	$20,826	$34,121	$18,558	$6,229	$3,855	$—	$83,589
Ending Balance	$21,996	$35,611	$20,806	$12,661	$3,855	$—	$94,929

Loans:
Loans individually evaluated for impairment	$7,010	$47,178	$39,351	$45,378	$61	$—	$138,978
Loans collectively evaluated for impairment	$459,357	$1,137,584	$239,951	$661,234	$69,690	$—	$2,567,816
Ending Balance	$466,367	$1,184,762	$279,302	$706,612	$69,751	$—	$2,706,794

Note 5: Securities Sold Under Agreements to Repurchase

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

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Balance	$120,734	$138,982
Weighted average interest rate at end of period	0.35%	0.32%
Maximum outstanding at any month end	$142,557	$141,276
Average daily balance	$139,434	$134,207
Weighted average interest rate during period (1)	0.32%	0.41%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)

Net income available to common stockholders	$7,334	$2,935
Shares:
Weighted average common shares outstanding	81,349	66,361

Dilutive effect of outstanding options and warrants as determined by the application of the treasury stock method	7	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	81,356	66,361

Basic earnings per common share	$0.09	$0.04

Diluted earnings per common share	$0.09	$0.04

Basic earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income available to common shareholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At March 31, 2011, 1,141,872 outstanding options and 573,833 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of March 31, 2011, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in Capital Purchase Program under the Troubled Asset Relief Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as the U.S. Department of the Treasury no longer holds any equity securities in the Company.

During the second quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010. The Company will no longer make any additional grants under the prior plans.  The prior plans include:  the First Busey Corporation 1993 Restricted Stock Award Plan, the First Busey Corporation 1999 Stock Option Plan, the Main Street Trust, Inc. 2000 Stock Incentive Plan, and the First Busey Corporation 2004 Stock Option Plan.  A description of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company’s equity incentive plans are designed to encourage ownership of our common stock by our employees and directors, to provide additional incentive for them to promote the success of our business, and to attract and retain talented personnel. All of our employees and directors and those of our subsidiaries are eligible to receive awards under the plans.

A summary of the status of and changes in the Company’s stock option plans for the three months ended March 31, 2011 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,351,593	$16.09
Granted	—	—
Exercised	—	—
Forfeited	149,721	11.75
Outstanding at end of period	1,201,872	$16.64	3.53

Exercisable at end of period	1,141,872	$17.27	3.18

As of March 31, 2011, the Company had an insignificant amount of unrecognized stock option expense.  The Company recognized an insignificant amount of compensation expense related to stock options for the three months ended March 31, 2011.

On July 12, 2010, under the terms of the First Busey Corporation 2010 Equity Incentive Plan, the Company granted 191,579 restricted stock units (“RSUs”) to certain members of management. The fair value of each restricted stock unit was the market price of our stock on the date of grant.  On July 12, 2010, the stock price was $4.75, resulting in total compensation cost of $910,000.  This cost will be recognized over a requisite service period of five years following which the awards will vest 100%.  As of March 31, 2011, there was $773,500 of total unrecognized compensation cost related to these nonvested RSUs.

In addition, employees will earn quarterly dividends on their respective shares.  These dividends will not be paid out during the vesting period — but instead will be used to purchase additional shares.  Therefore, dividends earned each quarter will compound based upon the updated share balances.  Upon vesting, shares are expected to be issued from treasury.

Note 8:  Income Taxes

At March 31, 2011, the Company was not under examination by any tax authorities.

Note 9:  Outstanding Commitments and Contingent Liabilities

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

The Company and its subsidiary’s exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiary use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$504,480	$498,143
Standby letters of credit	15,429	15,538

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2011, and December 31, 2010, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of March 31, 2011, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,470,981	$3,577,542
FirsTech	8,992	8,992	25,086	24,473
Busey Wealth Management	11,694	11,694	26,781	26,269
All Other	—	—	(4,883)	(23,281)
Total Goodwill	$20,686	$20,686	$3,517,965	$3,605,003

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Interest income:
Busey Bank	$34,845	$40,630
FirsTech	14	16
Busey Wealth Management	58	60
All Other	(11)	(13)
Total interest income	$34,906	$40,693

Interest expense:
Busey Bank	$5,879	$10,925
FirsTech	—	—
Busey Wealth Management	—	—
All Other	680	763
Total interest expense	$6,559	$11,688

Other income:
Busey Bank	$10,235	$10,751
FirsTech	2,409	2,641
Busey Wealth Management	3,531	3,526
All Other	(636)	(624)
Total other income	$15,539	$16,294

Net income:
Busey Bank	$8,820	$3,470
FirsTech	450	641
Busey Wealth Management	694	899
All Other	(854)	(793)
Total net income	$9,110	$4,217

Note 11: Fair Value Measurements

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to those Company assets and liabilities that are carried at fair value.

There were no transfers between levels during the quarter ended March 31, 2011.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2011
Securities available-for-sale:
U.S. Treasury securities	$—	$389	$—	$389
Obligations of U.S. government corporations and agencies	—	374,954	—	374,954
Obligations of states and political subdivisions	—	81,690	—	81,690
Residential mortgage-backed securities	—	200,966	—	200,966
Corporate debt securities	1,298	—	—	1,298
Mutual funds and other equity securities	5,633	—	—	5,633
	$6,931	$657,999	$—	$664,930

December 31, 2010
Securities available-for-sale:
U.S. Treasury securities	$—	$381	$—	$381
Obligations of U.S. government corporations and agencies	—	333,135	—	333,135
Obligations of states and political subdivisions	—	76,935	—	76,935
Residential mortgage-backed securities	—	183,006	—	183,006
Corporate debt securities	1,499	—	—	1,499
Mutual funds and other equity securities	4,503	—	—	4,503
	$6,002	$593,457	$—	$599,459

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2011
Impaired loans	$—	$—	$12,924	$12,924
Foreclosed assets	—	—	595	595

December 31, 2010
Impaired loans	$—	$—	$12,149	$12,149
Foreclosed assets	—	—	310	310

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the 2010 Form 10-K.

The estimated fair values of financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)

Financial assets:
Securities	$664,930	$664,930	$599,459	$599,459
Loans held for sale	20,217	20,360	49,684	50,331
Loans, net	2,137,782	2,172,439	2,243,055	2,282,681
Accrued interest receivable	12,485	12,485	12,633	12,633

Financial liabilities:
Deposits	$2,853,996	$2,863,572	$2,916,366	$2,928,240
Securities sold under agreements to repurchase	120,734	120,734	138,982	138,982
Long-term debt	36,409	37,489	43,159	44,934
Junior subordinated debt owed to unconsolidated trusts	55,000	54,807	55,000	54,547
Accrued interest payable	2,560	2,560	3,408	3,408

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at March 31, 2011 (unaudited), as compared with December 31, 2010, and the results of operations for the three months ended March 31, 2011 and 2010 (unaudited) and December 31, 2010 when applicable.  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2010 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Operating Results

Our profit increased to $9.1 million in the first quarter of 2011 as compared to $7.3 million in the fourth quarter of 2010 and $4.2 million in the first quarter of 2010. The primary reason for the increase over the fourth quarter of 2010 was reduced provision expense of $5.3 million, offset by a decline in gains on sale of mortgage loans of $3.5 million. The primary reason for the increase over the first quarter of 2010 was reduced provision expense of $9.7 million, offset by increased tax expense of $2.9 million.

Significant operating performance items were:

•                  Net income available to common stockholders (net of TARP dividends) for the quarter ended March 31, 2011 was $7.3 million, or $0.09 per fully-diluted share, compared to net income of $2.9 million, or $0.04 per fully-diluted common share, for the quarter ended March 31, 2010.

•                  Net interest margin decreased to 3.55% for the first quarter of 2011 as compared to 3.68% for the fourth quarter of 2010, but increased slightly from 3.52% for the first quarter of 2010.  The increase in average earning assets from our December 2010 capital raise and loan pay downs were the primary reasons for the decline in net interest margin in the first quarter of 2011 as compared to fourth quarter of 2010.  Overall, yields were fairly consistent on a linked quarter basis.

•                  Total revenue, net of interest expense and security gains, for the first quarter of 2011 was $43.9 million compared to $46.6 million for the fourth quarter of 2010 and $44.6 million for the first quarter of 2010.

•                  The efficiency ratio increased to 55.87% for the first quarter of 2011, as compared to 51.51% for the fourth quarter of 2010 and 53.69% for the first quarter of 2010.

•                  FirsTech’s net income increased to $0.5 million for the first quarter of 2011 compared to $0.3 million for the fourth quarter of 2010, but decreased slightly compared to $0.6 million for the first quarter of 2010.

•                  Busey Wealth Management’s net income of $0.7 million for the first quarter of 2011 was consistent with net income for the fourth quarter of 2010, but decreased slightly from $0.9 million for the first quarter of 2010.

Asset Quality

Our non-performing loans at March 31, 2011 continued to show improvement.  We expect continued gradual improvement in our overall asset quality in 2011; however, this is dependent on market specific economic conditions.  The key metrics are as follows:

•                  Non-performing loans decreased to $60.9 million at March 31, 2011 from $68.1 million at December 31, 2010 and $100.7 million at March 31, 2010.

•                  Illinois non-performing loans decreased to $30.1 million at March 31, 2011 from $38.3 million at December 31, 2010 and $36.0 million at March 31, 2010.

•                  Florida non-performing loans decreased slightly to $23.4 million at March 31, 2011 from $23.8 million at December 31, 2010 and $43.7 million at March 31, 2010.

•                  Indiana non-performing loans increased to $7.4 million at March 31, 2011 from $6.0 million at December 31, 2010, but decreased compared to $21.0 million at March 31, 2010.

•                  Loans 30-89 days past due decreased to $18.4 million at March 31, 2011 from $23.5 million at December 31, 2010, and $24.6 million at March 31, 2010.

•                  Other non-performing assets decreased to $7.2 million at March 31, 2011 from $9.2 million at December 31, 2010 and $18.5 million at March 31, 2010.

•                  The ratio of non-performing assets to total loans plus other real estate owned at March 31, 2011 decreased to 3.04% from 3.25% at December 31, 2010 and 4.38% at March 31, 2010.

•                  The allowance for loan losses to non-performing loans ratio increased to 122.89% at March 31, 2011 from 111.64% at December 31, 2010 and 94.23% at March 31, 2010.

•                  The allowance for loan losses to total loans ratio increased to 3.35% at March 31, 2011 compared to 3.21% at December 31, 2010, but decreased from 3.51% at March 31, 2010.

•                  Net charge-offs were $6.2 million for the first quarter of 2011, which were lower than the $17.4 million recorded in the fourth quarter of 2010, and the $20.0 million recorded for the first quarter of 2010.

•                  Provision expense in the first quarter of 2011 was $5.0 million compared to $10.3 million in the fourth quarter of 2010 and $14.7 million in the first quarter of 2010.

Our priorities remain balance sheet strength, profitability and growth — in that order.  We expect to continue to see gradual improvement in non-performing loans and profitability while maintaining high capital ratios.  In late January 2011, we began an initiative to spur organic growth and provided certain tools to our front line associates to foster this initiative. These tools facilitated the first quarter growth in non-time deposits of $29.8 million, or 1.6%, over December 31, 2010 levels, and we hope to see continued results going forward.  The sales cycle on deposits is shorter than the sales cycle on loans.  We have not yet experienced growth within our loan portfolio.  Loans, net of allowance for loan losses, declined $105.3 million from December 31, 2010 due to soft loan demand and our reduction of non-relationship commercial real estate exposure. Additionally, loans held-for-sale declined $29.5 million in that period as interest rate increases on mortgages during the first quarter of 2011 slowed refinancing demand and our gains on sales of loans.

Economic Conditions of Markets

The Illinois markets possess strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets have experienced a level of economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.

Champaign County is home to the University of Illinois — Urbana/Champaign (U of I), the University’s primary campus.  U of I has in excess of 41,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to Archer Daniels Midland (ADM), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University in addition to a large health care presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with over $1.5 billion in agricultural output, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

Southwest Florida has shown small signs of improvement in areas such as unemployment and home sales.  During 2010, in some areas of our Florida market, unemployment percentages decreased and mean home sales prices began to rise for the first time in years.  As southwest Florida’s economy is based primarily in tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by this economic period have caused significant damage to that economy and we expect it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.

The largest portion of the Company’s customer base is within the State of Illinois whose financial condition is among the most troubled of any in the United States.  In January 2011, the State of Illinois passed a bill increasing income taxes for both individuals and corporations.  Additionally, the Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  In February 2011, the State of Illinois issued debt for the primary purpose of supporting its pension obligations, and it is anticipated the State will issue debt later in 2011 for cash flow needs.  Currently the State of Illinois is significantly behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	2011			2010			Change due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$359,017	$221	0.25%	$104,332	$55	0.21%	$155	$11	$166
Investment securities
U.S. Government obligations	357,433	2,184	2.48%	347,216	2,651	3.10%	76	(543)	(467)
Obligations of states and political subdivisions (1)	76,618	1,085	5.74%	80,739	1,157	5.81%	(58)	(14)	(72)
Other securities	205,810	1,288	2.54%	129,303	1,199	3.76%	561	(472)	89
Loans(1) (2)	2,295,219	30,597	5.41%	2,740,631	36,130	5.35%	(5,934)	401	(5,533)
Total interest-earning assets	$3,294,097	$35,375	4.36%	$3,402,221	$41,192	4.91%	$(5,200)	$(617)	$(5,817)

Cash and due from banks	78,579			79,915
Premises and equipment	73,070			77,190
Allowance for loan losses	(77,019)			(102,291)
Other assets	221,381			266,990

Total Assets	$3,590,108			$3,724,025

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$36,322	$23	0.26%	$36,532	$16	0.18%	$—	$7	$7
Savings deposits	188,633	81	0.17%	170,781	103	0.24%	10	(32)	(22)
Money market deposits	1,241,181	1,000	0.33%	1,092,754	1,699	0.63%	206	(905)	(699)
Time deposits	953,224	4,155	1.77%	1,339,032	8,133	2.46%	(2,009)	(1,969)	(3,978)
Short-term borrowings:
Repurchase agreements	139,434	111	0.32%	134,560	163	0.49%	6	(58)	(52)
Other	—	10	—%	—	—	—%	—	10	10
Long-term debt	40,631	496	4.95%	80,376	894	4.51%	(478)	80	(398)
Junior subordinated debt owed to unconsolidated trusts	55,000	683	5.04%	55,000	680	5.01%	—	3	3
Total interest-bearing liabilities	$2,654,425	$6,559	1.00%	$2,909,035	$11,688	1.63%	$(2,265)	$(2,864)	$(5,129)

Net interest spread			3.36%			3.28%

Noninterest-bearing deposits	479,157			449,338
Other liabilities	35,543			34,949
Stockholders’ equity	420,983			330,703

Total Liabilities and Stockholders’ Equity	$3,590,108			$3,724,025

Interest income / earning assets (1)	$3,294,097	$35,375	4.36%	$3,402,221	$41,192	4.91%
Interest expense / earning assets	$3,294,097	$6.559	0.81%	$3,402,221	$11,688	1.39%

Net interest margin (1)		$28,816	3.55%		$29,504	3.52%	$(2,935)	$2,247	$(688)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2011 and 2010.

(2)          Non-accrual loans have been included in average loans.

(3)          Annualized.

Average earning assets decreased for the three month period ended March 31, 2011 as compared to the same period of 2010.  The decline in the average balance of earning assets was due primarily to the decrease in loans as we continue to work on strengthening our balance sheet by actively removing under and non-performing loans from our loan portfolio and reducing our exposure to construction and development loans and commercial real estate.  Soft loan demand contributed to our lack of loan growth and significant organic loan growth will be a challenge in the near future as we are working against a slow growing economy.  Cash and securities increased, which offset the decline in average loans; however, at a much lower yield. Interest-bearing liabilities decreased for the three month period ended March 31, 2011 as compared to the same period of 2010 due to a focus on reducing our non-core funding, which we were able to do in light of a decrease in our average loans and a continued increase in our average noninterest-bearing deposits.

Interest income, on a tax-equivalent basis, decreased for the three month period ended March 31, 2011, as compared to the same period of 2010. The interest income decline primarily related to the decrease in loan volume.  Interest expense decreased for the three month period ended March 31, 2011 as compared to the same period of 2010.  The decrease in interest expense was primarily due to the declining deposit and debt interest rate environment and our reductions in all non-core funding sources.

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.55% for the three month period ending March 31, 2011 from 3.52% for the same period in 2010.  The net interest spread, also on a tax-equivalent basis, was 3.36% for the three month period ending March 31, 2011, up from 3.28% for the same period in 2010.  The net interest margin declined from fourth quarter 2010 due to the growth in earning assets in cash, which was a result of loan decline and additional cash from our December 2010 capital offering.

Net interest margin

The net interest margin discussion above is based upon annual results and average balances, which do not fully explain the trends of the net interest margin during the year.  Quarterly net interest margins for 2010-2011 were as follows:

	2011	2010
First Quarter	3.55%	3.52%
Second Quarter	—	3.49%
Third Quarter	—	3.64%
Fourth Quarter	—	3.68%

We continue to experience downward pressure on our yield in interest bearing assets.  We have limited ability to improve margin through funding rate decreases and we believe improvements in margin will be achieved in the short term through investment of our liquid funds at higher yields.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2010 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended March 31,
	2011	2010	% Change
	(dollars in thousands)
Trust fees	$4,548	$4,210	8.0%
Commissions and brokers’ fees, net	441	440	0.2%
Remittance processing	2,381	2,620	(9.1)%
Service charges on deposit accounts	3,047	2,733	11.5%
Other service charges and fees	1,282	1,210	6.0%
Gain on sales of loans	2,632	2,438	8.0%
Security (losses) gains, net	(2)	742	NM
Other	1,210	1,901	(36.3)%
Total other income	$15,539	$16,294	(4.6)%

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three month period ended March 31, 2011 as compared to same period in 2010.  The increase was led by modest organic growth and increased security market valuation, which increased assets under management and activity.  Assets under management averaged $3.9 billion for the first three months of 2011 as compared to $3.5 billion for the first three months of 2010.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue was down for the three month period ended March 31, 2011 as compared to the same period of 2010 due to the reduced activity by a significant cellular phone customer.  However, this decrease was expected and we do not anticipate further significant decline in FirsTech’s revenue going forward.

Overall, service charges increased for the three month period ended March 31, 2011 as compared to the same period in 2010.  New regulation regarding certain charges on deposit accounts may negatively impact the revenue derived from charges on deposit accounts going forward.  However, we instituted account changes in the fourth quarter of 2010 that have positively influenced our service fees.

Gain on sales of loans increased slightly from first quarter 2010.  However, in contrast to the last nine months of 2010, we do not expect the mortgage gains to increase during 2011.

Other income decreased for the three month period ended March 31, 2011 as compared to the same period in 2010.  In the first quarter of 2011, we had an additional $0.1 million of income related to our bank owned life insurance compared to $0.3 million in the same period of 2010.  Additionally, in 2010, we had $0.2 million in gains from investments in private equity funds and $0.1 million recognized as a result of an adjustment to a third party compared to minimal amounts in 2011.

OTHER EXPENSE

	Three Months Ended March 31,
	2011	2010	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$9,560	$9,666	(1.1)%
Employee benefits	2,759	2,639	4.5%
Total compensation expense	$12,319	$12,305	0.1%

Net occupancy expense of premises	2,415	2,342	3.1%
Furniture and equipment expenses	1,324	1,531	(13.5)%
Data processing	2,110	1,896	11.3%
Amortization of intangible assets	884	1,023	(13.6)%
Regulatory expense	1,847	1,463	26.2%
OREO expense	212	393	(46.1)%
Other	4,554	4,260	6.9%
Total other expense	$25,665	$25,213	1.8%

Income taxes	$4,111	$1,169	251.7%
Effective rate on income taxes	31.1%	21.7%

Efficiency ratio	55.87%	53.69%

Total compensation expense remained steady for the three months ended March 31, 2011 as compared to the same period in 2010.  Full-time equivalent employees decreased to 861 at March 31, 2011 from 894 one year earlier. Combined occupancy expenses and furniture and equipment expenses decreased slightly.  Data processing expense increased for the three months ended March 31, 2011 as compared to the same period in 2010 as we continue to invest in additional systems and hardware to better serve our customers.

Amortization expense decreased as we are now in the fourth year of amortization arising from the merger with Main Street.  The amortization is on an accelerated basis; thus, barring further acquisitions, we expect amortization expense to continue to gradually decline.

Regulatory expense increased for the three months ended March 31, 2011 as compared to the same period in 2010 as assessment rates implemented industry-wide by the FDIC and IDFPR increased.  We expect the FDIC expense to decline as a result of the change in assessment methodology which became effective April 1, 2011.

Our costs associated with OREO, such as collateral preservation and legal fees, decreased for the three months ended March 31, 2011 as compared to the same period in 2010 due to the decline in the number of commercial properties held.  Under-performing commercial properties require a greater expense to carry and operate than residential properties.

The effective rate on income taxes, or income taxes divided by income before taxes, was lower than the statutory rate of approximately 40% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  During 2010, tax preferred items represented a greater portion of our income than in the comparable period in 2011; thus, the effective tax rate in the first quarter of 2010 of 21.7% was lower than the rate of 31.1% for the first quarter of 2011.  In January 2011, the State of Illinois passed an income tax increase for both individuals and corporations.  This will increase our state tax expense for 2011 and future years.  The Illinois State tax increase resulted in a net benefit during the first quarter of 2011 of $0.4 million due to the deferred tax asset write-up, offset by the higher tax expense.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio for the three month period ended March 31, 2011 increased slightly over the comparable period in 2010.  The primary reason for the increase was the decrease in net interest income and slight increase in expenses, as noted above.  We believe that significant improvements, resulting in a lower efficiency ratio, will be driven by improvement in our net interest margin and non-interest income as opposed to further reductions in costs.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	March 31, 2011	December 31, 2010	% Change
	(dollars in thousands)
Assets
Securities available for sale	$664,930	$599,459	10.9%
Loans, net	2,157,999	2,292,739	(5.9)%

Total assets	$3,517,965	$3,605,003	(2.4)%

Liabilities
Deposits:
Noninterest bearing	$484,480	$460,661	5.2%
Interest bearing	2,369,516	2,455,705	(3.5)%
Total deposits	$2,853,996	$2,916,366	(2.1)%

Securities sold under agreements to repurchase	120,734	138,982	(13.1)%
Long-term debt	36,409	43,159	(15.6)%

Total liabilities	$3,094,034	$3,184,498	(2.8)%

Stockholders’ equity	$423,931	$420,505	0.8%

First Busey’s balance sheet at March 31, 2011 has slightly decreased as compared with its balance sheet at December 31, 2010.

Net loans, including loans held for sale, declined by $134.7 million, of which net charge-offs of loan balances at March 31, 2011 were $6.2 million.  We have been in a continuing process of removing under and non-performing loans from our loan portfolio. While this approach has served us well during the current economic cycle, it is not a sustainable, long-term model for success. Over the remainder of 2011, we will be implementing changes we believe will facilitate growth while continuing to reduce problem loans.

Liabilities decreased $90.5 million during the first three months of 2011, which was primarily due to the decline in our asset base.  As our loan balances declined, we continued to allow high cost funding to mature without replacement.  Interest-bearing deposits declined by $86.2 million, securities sold under agreements to repurchase declined by $18.2 million and long-term debt declined by $6.8 million.

Stockholders’ equity increased slightly as a result of first quarter earnings, partially offset by our first quarter dividend and a decrease in our unrealized gains within our investment portfolio.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans were as follows:

	March 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$378,723	$14,946	$23,056	$416,725
Commercial real estate	856,340	137,927	41,920	1,036,187
Real estate construction	98,299	18,008	26,791	143,098
Retail real estate	452,712	136,533	12,753	601,998
Retail other	33,536	1,152	152	34,840
Total	$1,819,610	$308,566	$104,672	$2,232,848

Less held for sale(1)				20,217
				$2,212,631

Less allowance for loan losses				74,849
Net loans				$2,137,782

(1) Loans held for sale are included in retail real estate.

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less held for sale(1)				49,684
				$2,319,093

Less allowance for loan losses				76,038
Net loans				$2,243,055

(1) Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academia and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges over the prior three years.  Although our downstate Illinois and Indiana markets have experienced a level of economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily in tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by this economic period have caused significant damage to that economy.  The challenging economic environment during 2010 and 2009 did not present many opportunities for loan growth.  Many creditworthy borrowers either maintained or decreased their leverage due to the uncertainty of the economy; thus, new loan origination opportunities were not significant.  In 2011, we have started implementing changes we believe will facilitate growth while continuing to focus on reducing problem loans.

Allowance for loan losses

Our allowance for loan losses (ALL) was $74.8 million or 3.35% of loans, not including loans held for sale, at March 31, 2011 compared to $76.0 million or 3.21% of loans at December 31, 2010.

The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the reserve to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio at March 31, 2011 and December 31, 2010.

The allowance for loan losses is evaluated geographically, by class of loans. The significant majority of the lending activity occurs in the Company’s Illinois markets, with the remaining in the Florida and Indiana markets.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is calculated using a sum-of-years digits weighted 20 quarter historical average, where most recent four quarters the most heavily weighted.

During the first three quarters of 2010 we annualized the year to date charge-offs to arrive at our 2010 charge-off ratio, which was then weighted on a sum of years digit basis.  As of March 31, 2011, we have switched to the rolling 20 quarter method noted above.  The change was made as our decline in charge-offs expected during 2011 and forward would under weigh 2010 charge-off activity.  The change to a rolling 20 quarter weighted average calculation increased our allowance requirements by 13.3% compared to the method used for March 31, 2010.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the special mention (grade 8) and substandard, on accrual (grade 9) portfolios.  The substandard, on accrual portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a substandard, on accrual loan was 3.25% and 3% as of March 31, 2011 and December 31, 2010, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.

Special mention loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography three and five year historical loss trends, whereas if the three year average is higher (more current information) than the five year average, we add the additional amount to the allocation.  The minimum additional amount for special mention loans is 1.25% based upon a review of the differences between the three and five year historical loss averages by region.

The specific portion of the Company’s allowance relates to loans that are impaired, which includes non-performing loans, troubled debt restructurings and other loans determined to be impaired.  The impaired loans are subtracted from the general loans and are allocated specific reserves as necessary.

Impaired loans are reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using a combination of observable inputs, including recent appraisals discounted for collateral specific changes and current market conditions and unobservable inputs based on customized discounting criteria.  Due to the significant and rapid decline in real estate valuations in southwest Florida in recent years, valuations of collateral in this market are largely based upon current market conditions and unobservable inputs, which typically indicate a value less than appraised value.

The historical general quantitative allocation is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factor; (vi) Impact of Competition, Legal & Regulatory issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trend; and (x) Non-Accrual, Past Due and Classified Trend.  Management evaluates the degree of risk that each one of these components has on quality of the loan portfolio on a quarterly basis.  Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.

We continue to see a decline in our net charge-offs.  As a portion of our allowance requirement is based upon weighted historical charge-offs, the lesser amount of charge-offs in the first quarter of 2011 and all of 2010 replaced 2009 and 2008, years with significantly higher charge-offs in the historical data, causing the weighted historical average charge-off rate to decline.  The decreased levels of charge-offs and delinquency trends along with declining loan balances, have led to a slight decrease in the allowance requirement. The market mix changed significantly in 2010, from primarily an Indiana and Florida base to an Illinois base.  As historical charge-off percentages in Illinois are significantly less than that of Indiana and Florida, this also contributed to the decrease in the required allowance based on weighted historical charge-offs for our loan portfolio, including our adversely graded portfolio.  The loss expectations for Indiana and Illinois were less than southwest Florida as real estate values have not experienced the same level of decline.

Overall, the qualitative factors remained stable from December 2010, as there have been no significant improvements or declines in external conditions during the first quarter of 2011.

With few insignificant exceptions, our loan portfolio is collateralized primarily by real estate.  Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down to the fair value of our interest in the underlying collateral.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision are made based upon all information available at that time.  The provision reflects managements’ analysis of allowance for loan losses necessary to cover probable losses in our loan portfolios.

Management believes the level of the allowance and coverage of non-performing loans at March 31, 2011 to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and obtains further information concerning existing problem loans.

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

Our provision for loan losses was $5.0 million first quarter of 2011 compared to $14.7 million in the same period of 2010.  The decrease in provision expense during 2011 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.

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

The following table sets forth information concerning non-performing loans for each of the periods indicated:

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(dollars in thousands)
Non-accrual loans	$56,829	$65,486	$78,223	$85,969
Loans 90+ days past due and still accruing	4,078	2,618	1,457	1,831
Total non-performing loans	$60,907	$68,104	$79,680	$87,800

Repossessed assets	$7,193	$9,160	$11,470	$14,299

Total non-performing assets	$68,100	$77,264	$91,150	$102,099

Allowance for loan losses	$74,849	$76,038	$83,098	$92,129

Allowance for loan losses to loans	3.4%	3.2%	3.3%	3.5%
Allowance for loan losses to non-performing loans	122.9%	111.6%	104.3%	104.9%
Non-performing loans to loans, before allowance for loan losses	2.7%	2.9%	3.2%	3.4%
Non-performing loans and repossessed assets to loans, before allowance for loan losses	3.0%	3.3%	3.6%	3.9%

Since the first quarter of 2010, we have demonstrated improvement in non-performing assets each quarter.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio and realize the benefits of improving overall economic conditions.  Total non-performing assets were $68.1 million at March 31, 2011, compared to $77.3 million at December 31, 2010.  An age analysis of past due loans still accruing and non-accrual loans is as follows:

	March 31, 2011
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$3,353	$648	$259	$10,131
Commercial real estate	3,793	212	38	12,261
Real estate construction	1,175	—	—	7,148
Retail real estate	3,947	1,173	799	6,865
Retail other	68	28	16	10
Total Illinois/Indiana	$12,336	$2,061	$1,112	$36,415

Florida
Commercial	$—	$—	$—	$3,210
Commercial real estate	1,393	—	—	9,461
Real estate construction	119	—	—	1,448
Retail real estate	2,100	311	2,966	6,289
Retail other	—	99	—	6
Total Florida	$3,612	$410	$2,966	$20,414
Total	$15,948	$2,471	$4,078	$56,829

	December 31, 2010
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,613	$803	$—	$16,323
Commercial real estate	713	273	458	12,868
Real estate construction	—	620	—	6,857
Retail real estate	8,698	2,978	2,130	5,615
Retail other	2,226	653	30	—
Total Illinois/Indiana	$13,250	$5,327	$2,618	$41,663

Florida
Commercial	$—	$—	$—	$3,274
Commercial real estate	704	337	—	10,920
Real estate construction	175	—	—	2,457
Retail real estate	3,547	109	—	7,162
Retail other	28	—	—	10
Total Florida	$4,454	$446	$—	$23,823
Total	$17,704	$5,773	$2,618	$65,486

Non-accrual loans are reported net of partial charge-offs, but gross of related specific allowance allocations. Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan. We have charged-off $32.0 million of principal related to loans that were on non-accrual status at March 31, 2011.  In summary, if we had not charged-off the $32.0 million, our non-accrual loans would have been that amount greater than the $56.8 million reported.

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

Impaired loan totals in the categories below are net of partial charge-offs taken against those loans during the year. The balance shown does not reflect the total amounts due from the customer. The following table presents data on impaired loans:

	March 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$22,845	$11,494	$2,363	$13,857	$925	$14,683
Commercial real estate	40,305	19,678	13,464	33,142	6,445	40,218
Real estate construction	22,474	13,473	2,491	15,964	898	27,636
Retail real estate	41,727	28,394	4,026	32,420	1,150	38,849
Retail other	32	26	6	32	8	77
Total	$127,383	$73,065	$22,350	$95,415	$9,426	$121,463

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$29,387	$13,103	$6,751	$19,854	$3,125	$15,155
Commercial real estate	44,538	29,358	7,407	36,765	3,464	40,120
Real estate construction	20,564	14,635	989	15,624	404	34,829
Retail real estate	46,443	28,967	7,801	36,768	3,806	38,773
Retail other	43	41	—	41	—	91
Total	$140,975	$86,104	$22,948	$109,052	$10,799	$128,968

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

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$23,288	$26,765
30 – 89 days past due	266	1,468
Included in non-performing loans	9,898	10,320
Total	$33,452	$38,553

All restructured loans are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans totaled $124.4 million at March 31, 2011 and $107.5 million at December 31, 2010. The increase in potential problem loans in the first quarter of 2011 as compared to the fourth quarter of 2010 is a reflection of continued economic challenges, however we do not feel the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of March 31, 2011, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line of credit in the amount of $20.0 million from our primary correspondent bank, of which all was available as of March 31, 2011.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of March 31, 2011, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

First Busey and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and Busey Bank meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  We believe, as of March 31, 2011, that First Busey and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of March 31, 2011:

Total Capital (to Risk-weighted Assets)
Consolidated	$430,399	19.00%	$181,188	8.00%	N/A	N/A
Busey Bank	$358,458	15.88%	$180,572	8.00%	$225,715	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$400,832	17.70%	$90,594	4.00%	N/A	N/A
Busey Bank	$328,986	14.58%	$90,286	4.00%	$135,429	6.00%

Tier I Capital (to Average Assets)
Consolidated	$400,832	11.43%	$140,231	4.00%	N/A	N/A
Busey Bank	$328,986	9.41%	$139,891	4.00%	$174,864	5.00%

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

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey; and (xi) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect our financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Our significant accounting policies are described in Note 1 of our 2010 Annual Report on Form 10-K.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity at March 31, 2011. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) is more likely than not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is reviewed by senior management of the bank and holding company.  The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, review of certain impaired loans, and review of loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having probable potential for loss.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, including the current and prior year, while negative evidence includes a cumulative loss in 2009 and 2008 and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of March 31, 2011, although there is no guarantee that those assets will be recognizable in future periods.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of March 31, 2011:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$344,385	$—	$—	$—	$—	$344,385
Investment securities
U.S. Governments	980	10,000	26,240	45,231	292,891	375,342
Obligations of states and political subdivisions	780	1,990	885	6,577	71,458	81,690
Other securities	7,982	7,751	11,675	22,390	158,100	207,898
Loans	588,948	151,894	173,661	318,072	1,000,273	2,232,848
Total rate-sensitive assets	$943,075	$171,635	$212,461	$392,270	$1,522,722	$3,242,163

Interest-bearing transaction deposits	$101,343	$—	$—	$—	$—	$101,343
Savings deposits	193,288	—	—	—	—	193,288
Money market deposits	1,156,845	—	—	—	—	1,156,845
Time deposits	97,170	108,486	156,640	269,606	286,138	918,040
Repurchase agreements	115,512	136	2,408	2,678	—	120,734
Long-term debt	834	7,825	8,750	—	19,000	36,409
Junior subordinated debt owed To unconsolidated trusts	—	55,000	—	—	—	55,000
Total rate-sensitive liabilities	$1,664,992	$171,447	$167,798	$272,284	$305,138	$2,581,659
Rate-sensitive assets less rate-sensitive liabilities	$(721,917)	$188	$44,663	$119,986	$1,217,584	$660,504

Cumulative Gap	$(721,917)	$(721,729)	$(677,066)	$(557,080)	$660,504
Cumulative amounts as a percentage of total rate-sensitive assets	(22.27)%	(22.26)%	(20.88)%	(17.18)%	20.37%
Cumulative ratio	0.57	0.61	0.66	0.76	1.26

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $557.1 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at March 31, 2011, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at March 31, 2011, balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  The model also uses industry based decay rates on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of March 31, 2011 and December 31, 2010, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept the interest-rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

March 31, 2011	NA	NA	(1.36)%	(3.64)%

December 31, 2010	NA	NA	(1.70)%	(3.92)%

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of March 31, 2011, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2011, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

None

ITEM 1A:  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2010 Form 10-K.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2011.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of March 31, 2011, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

ITEM 3:	Defaults upon Senior Securities

Not Applicable

ITEM 4:	[Removed and Reserved]

ITEM 5:	Other Information

(a) None

(b) Not Applicable

ITEM 6:  Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

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

Date: May 6, 2011