Form 10-Q
period 2011-06-30
FIRST BUSEY CORP /NV/
filed 2011-08-05
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011
Common Stock, $.001 par value	86,596,527

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and December 31, 2010

(Unaudited)

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and due from banks	$357,193	$418,965
Securities available for sale	742,793	599,459
Loans held for sale	24,880	49,684
Loans (net of allowance for loan losses 2011 $69,329; 2010 $76,038)	2,074,031	2,243,055
Premises and equipment	71,162	73,218
Goodwill	20,686	20,686
Other intangible assets	17,788	19,556
Cash surrender value of bank owned life insurance	38,227	37,425
Other real estate owned (OREO)	6,855	9,160
Deferred tax asset, net	55,214	64,240
Other assets	62,059	69,555
Total assets	$3,470,888	$3,605,003

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$447,650	$460,661
Interest bearing	2,366,191	2,455,705
Total deposits	$2,813,841	$2,916,366

Securities sold under agreements to repurchase	126,796	138,982
Long-term debt	19,834	43,159
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	25,641	30,991
Total liabilities	$3,041,112	$3,184,498

Stockholders’ Equity
Series T Preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding, 100,000 shares, $1,000.00 liquidation value;	$99,655	$99,590
Series B Preferred stock, $.001 par value, authorized 318.6225 shares; issued and outstanding — 2011 none; 2010 318.6225 shares, $100,000.00 liquidation value	—	31,862
Common stock, $.001 par value, authorized 200,000,000 shares; issued — 2011 88,287,132; issued — 2010 80,790,132	88	81
Additional paid-in capital	594,308	562,375
Accumulated deficit	(242,499)	(249,418)
Accumulated other comprehensive income	11,241	9,032
Total stockholders’ equity before treasury stock and unearned ESOP shares	$462,793	$453,522
Common stock shares held in treasury at cost — 1,650,605	(32,183)	(32,183)
Unearned ESOP shares — 40,000 shares	(834)	(834)
Total stockholders’ equity	$429,776	$420,505
Total liabilities and stockholders’ equity	$3,470,888	$3,605,003

Common shares outstanding at period end	86,596,527	79,099,527

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$59,681	$71,580
Interest and dividends on investment securities:
Taxable interest income	7,712	7,601
Non-taxable interest income	1,382	1,496
Dividends	4	—
Total interest income	$68,779	$80,677
Interest expense:
Deposits	$10,079	$19,210
Securities sold under agreements to repurchase	211	311
Short-term borrowings	20	3
Long-term debt	982	1,684
Junior subordinated debt owed to unconsolidated trusts	1,299	1,364
Total interest expense	$12,591	$22,572
Net interest income	$56,188	$58,105
Provision for loan losses	10,000	22,200
Net interest income after provision for loan losses	$46,188	$35,905
Other income:
Trust fees	$8,305	$7,645
Commissions and brokers’ fees, net	920	911
Remittance processing	4,784	4,853
Service charges on deposit accounts	6,230	5,461
Other service charges and fees	2,622	2,503
Gain on sales of loans	4,467	5,880
Security (losses) gains, net	(2)	742
Other	1,959	2,703
Total other income	$29,285	$30,698
Other expenses:
Salaries and wages	$19,588	$19,734
Employee benefits	5,265	5,182
Net occupancy expense of premises	4,551	4,573
Furniture and equipment expense	2,664	3,109
Data processing	4,280	3,847
Amortization of intangible assets	1,768	2,045
Regulatory expense	3,155	3,503
OREO expense	347	1,063
Other	9,232	9,824
Total other expenses	$50,850	$52,880
Income before income taxes	$24,623	$13,723
Income taxes	8,066	3,821
Net income	$16,557	$9,902
Preferred stock dividends and discount accretion	3,059	2,565
Net income available to common stockholders	$13,498	$7,337
Basic earnings per common share	$0.16	$0.11
Diluted earnings per common share	$0.16	$0.11
Dividends declared per share of common stock	$0.08	$0.08

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$29,173	$35,544
Interest and dividends on investment securities:
Taxable interest income	4,023	3,696
Non-taxable interest income	677	744
Total interest income	$33,873	$39,984
Interest expense:
Deposits	$4,820	$9,259
Securities sold under agreements to repurchase	100	148
Short-term borrowings	10	3
Long-term debt	486	790
Junior subordinated debt owed to unconsolidated trusts	616	684
Total interest expense	$6,032	$10,884
Net interest income	$27,841	$29,100
Provision for loan losses	5,000	7,500
Net interest income after provision for loan losses	$22,841	$21,600
Other income:
Trust fees	$3,757	$3,435
Commissions and brokers’ fees, net	479	471
Remittance processing	2,403	2,233
Service charges on deposit accounts	3,183	2,728
Other service charges and fees	1,340	1,293
Gain on sales of loans	1,835	3,442
Other	749	802
Total other income	$13,746	$14,404
Other expenses:
Salaries and wages	$10,028	$10,068
Employee benefits	2,506	2,543
Net occupancy expense of premises	2,136	2,231
Furniture and equipment expense	1,340	1,578
Data processing	2,170	1,951
Amortization of intangible assets	884	1,022
Regulatory expense	1,308	2,040
OREO expense	135	670
Other	4,678	5,564
Total other expenses	$25,185	$27,667
Income before income taxes	$11,402	$8,337
Income taxes	3,955	2,652
Net income	$7,447	$5,685
Preferred stock dividends and discount accretion	1,283	1,283
Net income available to common stockholders	$6,164	$4,402
Basic earnings per common share	$0.07	$0.07
Diluted earnings per common share	$0.07	$0.07
Dividends declared per share of common stock	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$16,557	$9,902
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	143	58
Depreciation and amortization	4,563	5,226
Provision for loan losses	10,000	22,200
Provision for deferred income taxes	7,116	3,820
Amortization of security premiums and discounts, net	2,822	2,394
Security losses (gains), net	2	(742)
Gain on sales of loans, net	(4,467)	(5,880)
Net loss on sales of OREO properties	178	223
Increase in cash surrender value of bank owned life insurance	(802)	(1,014)
Change in assets and liabilities:
Decrease in other assets	6,787	4,572
Decrease in other liabilities	(4,296)	(1,125)
Decrease in interest payable	(1,068)	(2,269)
Decrease in income taxes receivable	710	—
Net cash provided by operating activities before loan originations and sales	$38,245	$37,365

Loans originated for sale	(195,648)	(240,243)
Proceeds from sales of loans	224,919	234,053
Net cash provided by operating activities	$67,516	$31,175

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	6,633	31,168
Proceeds from maturities of securities classified available for sale	53,942	104,476
Purchase of securities classified available for sale	(202,615)	(125,694)
Decrease in loans	156,291	148,645
Proceeds from sale of premises and equipment	946	48
Proceeds from sale of OREO properties	4,860	8,312
Purchases of premises and equipment	(1,685)	(1,001)
Net cash provided by investing activities	$18,372	$165,954

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(140,145)	$(165,877)
Net increase in demand, money market and savings deposits	37,620	75,278
Cash dividends paid	(9,624)	(7,809)
Net decrease in securities sold under agreements to repurchase	(12,186)	(6,771)
Proceeds from short-term borrowings	—	4,000
Principal payments on long-term debt	(23,325)	(24,000)
Net cash used in financing activities	$(147,660)	$(125,179)
Net (decrease) increase in cash and due from banks	$(61,772)	$71,950
Cash and due from banks, beginning	$418,965	$207,071
Cash and due from banks, ending	$357,193	$279,021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$13,659	$24,842
Income taxes	$906	$—

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$2,733	$6,468
Dividends accrued	$768	$760
Conversion of Series B Preferred stock to Common stock	$31,862	$—

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)

Net income	$7,447	$5,685	$16,557	$9,902
Other comprehensive income, before tax:
Unrealized net (losses) gains on securities:
Unrealized net holding gains arising during period	$5,221	$4,539	$4,117	$5,683
Reclassification adjustment for losses (gains) included in net income	—	—	2	(742)
Other comprehensive income, before tax	$5,221	$4,539	$4,119	$4,941
Income tax expense related to items of other comprehensive income	2,176	1,804	1,910	1,964
Other comprehensive income, net of tax	$3,045	$2,735	$2,209	$2,977
Comprehensive income	$10,492	$8,420	$18,766	$12,879

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

The accompanying consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. There were no significant subsequent events for the quarter ended June 30, 2011 through the date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements, except as disclosed in Note 7.

Note 2: Recent Accounting Pronouncements

FASB ASC Topic 220, “Presentation of Comprehensive Income.” New authoritative accounting guidance (Accounting Standards Update No. 2011-05) under ASC Topic 220 amends Topic 220, “Comprehensive Income,” to require all nonowner changes in stockholders’ equity to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update will be effective for the annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in its disclosures about the credit quality of its financing receivables and the credit reserves held against them. This statement addresses only disclosures and does not change recognition or measurement. The new authoritative accounting guidance under ASC Topic 310 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became required for reporting periods beginning on or after January 1, 2011. Accounting Standards Update No. 2011-01, “Receivables (Topic 310)-Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standard update related to troubled debt restructurings. Accounting Standards Update No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” clarifies which loan modifications constitute troubled debt restructurings. It is intended to help creditors in determining whether a modification of the terms of a receivable meet the criteria to be considered a troubled debt restructuring for the purpose of recording an impairment loss and for disclosure of troubled debt restructurings. Under the new guidance, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. This update became effective for the Company on July 1, 2011, applying retrospectively to restructuring occurring on or after January 1, 2011 but is not expected to have a significant impact on the Company’s financial statements.

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

FASB ASC Topic 820, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” New authoritative accounting guidance (Accounting Standards Update No. 2011-04) under ASC Topic 820 amends Topic 820 to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. The guidance clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional disclosures. This update will be effective for the annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

Note 3: Securities

The amortized cost and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011:	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$20,394	$311	$—	$20,705
Obligations of U.S. government corporations and agencies	371,950	9,570	(3)	381,517
Obligations of states and political subdivisions	106,630	3,207	(29)	109,808
Residential mortgage-backed securities	219,686	4,558	(216)	224,028
Corporate debt securities	2,515	51	(7)	2,559
	721,175	17,697	(255)	738,617
Mutual funds and other equity securities	2,509	1,667	—	4,176

	$723,684	$19,364	$(255)	$742,793

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$306	$75	$—	$381
Obligations of U.S. government corporations and agencies	324,193	9,028	(86)	333,135
Obligations of states and political subdivisions	74,691	2,340	(96)	76,935
Residential mortgage-backed securities	180,578	3,662	(1,234)	183,006
Corporate debt securities	1,443	56	—	1,499
	581,211	15,161	(1,416)	594,956
Mutual funds and other equity securities	3,258	1,245	—	4,503

	$584,469	$16,406	$(1,416)	$599,459

The amortized cost and fair value of debt securities available for sale as of June 30, 2011, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties, therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$116,534	$117,843
Due after one year through five years	344,685	354,473
Due after five years through ten years	177,099	181,292
Due after ten years	82,857	85,009
	$721,175	$738,617

Gains and losses related to sales of securities are summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)

Gross security gains	$—	$742
Gross security (losses)	(2)	—
Net security (losses) gains	$(2)	$742

The tax provision for these net realized gains and losses was insignificant for the six months ended June 30, 2011 and $0.3 million for the six months ended June 30, 2010.

Investment securities with carrying amounts of $409.4 million and $405.7 million on June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following presents information pertaining to securities with gross unrealized losses as of June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$404	$3	$—	$—	$404	$3
Obligations of states and political subdivisions	12,371	29	—	—	12,371	29
Residential mortgage-backed securities	49,369	216	—	—	49,369	216
Corporate debt securities	672	7			672	7
Total temporarily impaired securities	$62,816	$255	$—	$—	$62,816	$255

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$15,698	$86	$—	$—	$15,698	$86
Obligations of states and political subdivisions	8,452	96	—	—	8,452	96
Residential mortgage-backed securities	95,926	1,234	—	—	95,926	1,234
Total temporarily impaired securities	$120,076	$1,416	$—	$—	$120,076	$1,416

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2011 was 37, which represented a loss of 0.41% of the aggregate carrying value. Based upon review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities. Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

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

Note 4: Loans

Geographic distributions of loans were as follows:

	June 30, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$379,665	$11,848	$24,485	$415,998
Commercial real estate	818,173	142,170	40,071	1,000,414
Real estate construction	93,464	16,937	21,940	132,341
Retail real estate	446,630	131,554	9,352	587,536
Retail other	30,804	995	152	31,951
Total	$1,768,736	$303,504	$96,000	$2,168,240

Less held for sale(1)				24,880
				$2,143,360

Less allowance for loan losses				69,329

Net loans				$2,074,031

(1)Loans held for sale are included in retail real estate.

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less held for sale(1)				49,684
				$2,319,093

Less allowance for loan losses				76,038

Net loans				$2,243,055

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.8 million as of June 30, 2011 and December 31, 2010.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations and duration of loans most appropriate for our business model and markets. While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of our lending offices. We make attempts to utilize government assisted lending programs, such as the Small Business Administration lending programs and United States Department of Agriculture lending programs, where prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals. The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s lending can be summarized into five primary areas; commercial loans, commercial real estate loans, real estate construction, retail real estate loans, and other retail loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remainder in the Florida market. Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans. Loans are graded on a scale of 1 through 10 with grades 2,4 & 5 unused. A description of the general characteristics of the codes is as follows:

•                  Grades 1,3,6 — These grades include loans which are all considered strong credits with grade 1 being investment or near investment grade. A grade 3 loan is comprised of borrowers that exhibit credit fundamentals that exceed industry standards and loan policy guidelines. A grade 6 loan is comprised of borrowers that exhibit acceptable credit fundamentals.

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

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non posted and clearings):

	June 30, 2011
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.15	$295,342	$43,073	$31,507	$26,051	$8,177
Commercial real estate	5.95	574,193	122,751	77,718	71,285	12,297
Real estate construction	7.48	31,219	14,349	43,467	20,111	6,258
Retail real estate	3.72	405,736	8,758	3,891	5,182	6,319
Retail other	3.32	27,011	2,566	463	887	29
Total Illinois/Indiana		$1,333,501	$191,497	$157,046	$123,516	$33,080

Florida
Commercial	6.78	$5,807	$3,544	$647	$317	$1,533
Commercial real estate	6.64	71,241	10,874	32,891	18,399	8,765
Real estate construction	8.13	798	597	12,641	827	2,074
Retail real estate	4.26	95,791	3,824	20,430	3,292	7,001
Retail other	2.67	988	4	—	—	3
Total Florida		$174,625	$18,843	$66,609	$22,835	$19,376
Total		$1,508,126	$210,340	$223,655	$146,351	$52,456

	December 31, 2010
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.20	$292,027	$52,761	$26,526	$34,233	$16,323
Commercial real estate	5.86	660,520	109,553	76,311	72,831	12,868
Real estate construction	7.41	33,489	24,582	49,353	20,026	6,857
Retail real estate	3.72	433,371	12,288	6,781	3,860	5,615
Retail other	4.00	35,989	2,720	4,740	653	—
Total Illinois/Indiana		$1,455,396	$201,904	$163,711	$131,603	$41,663

Florida
Commercial	6.45	$12,777	$257	$913	$302	$3,274
Commercial real estate	6.65	69,758	10,270	34,881	14,905	10,920
Real estate construction	8.22	525	927	12,874	3,321	2,457
Retail real estate	4.21	106,974	3,840	21,985	932	7,162
Retail other	3.42	805	16	127	—	10
Total Florida		$190,839	$15,310	$70,780	$19,460	$23,823
Total		$1,646,235	$217,214	$234,491	$151,063	$65,486

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	June 30, 2011
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,537	$115	$50	$8,177
Commercial real estate	2,439	669	711	12,297
Real estate construction	1,435	4,269	—	6,258
Retail real estate	4,719	1,624	403	6,319
Retail other	222	27	16	29
Total Illinois/Indiana	$10,352	$6,704	$1,180	$33,080

Florida
Commercial	$—	$—	$—	$1,533
Commercial real estate	—	—	—	8,765
Real estate construction	—	—	—	2,074
Retail real estate	—	—	134	7,001
Retail other	1	—	—	3
Total Florida	$1	$—	$134	$19,376
Total	$10,353	$6,704	$1,314	$52,456

	December 31, 2010
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,613	$803	$—	$16,323
Commercial real estate	713	273	458	12,868
Real estate construction	—	620	—	6,857
Retail real estate	8,698	2,978	2,130	5,615
Retail other	2,226	653	30	—
Total Illinois/Indiana	$13,250	$5,327	$2,618	$41,663

Florida
Commercial	$—	$—	$—	$3,274
Commercial real estate	704	337	—	10,920
Real estate construction	175	—	—	2,457
Retail real estate	3,547	109	—	7,162
Retail other	28	—	—	10
Total Florida	$4,454	$446	$—	$23,823
Total	$17,704	$5,773	$2,618	$65,486

The gross interest income that would have been recorded in the three and six months ended June 30, 2011 if impaired loans had been current in accordance with their original terms was $0.9 million and $2.0 million, respectively. The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2011.

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

The company will restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.  We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, loans are restructured through short-term interest-rate relief, short-term principal payment relief or short-term principal and interest payment relief.  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals above.

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$21,084	$26,765
30 – 89 days past due	—	1,468
Included in non-performing loans	11,190	10,320
Total	$32,274	$38,553

All restructured loans are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.

The following tables provide details of impaired loans, segregated by category, as of June 30, 2011 and December 31, 2010. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan. The average recorded investment is calculated using the most recent four quarters.

	June 30, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$21,510	$7,525	$2,618	$10,143	$925	$15,304
Commercial real estate	38,943	18,677	12,850	31,527	5,256	38,031
Real estate construction	18,440	12,080	1,127	13,207	360	22,407
Retail real estate	38,933	28,822	538	29,360	120	35,645
Retail other	53	48	—	48	—	80
Total	$117,879	$67,152	$17,133	$84,285	$6,661	$111,467

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$29,387	$13,103	$6,751	$19,854	$3,125	$15,155
Commercial real estate	44,538	29,358	7,407	36,765	3,464	40,120
Real estate construction	20,564	14,635	989	15,624	404	34,829
Retail real estate	46,443	28,967	7,801	36,768	3,806	38,773
Retail other	43	41	—	41	—	91
Total	$140,975	$86,104	$22,948	$109,052	$10,799	$128,968

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents a conservative estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the allowance to be consistent with prior periods and adequate to cover the estimated losses in our loan portfolio at June 30, 2011 and December 31, 2010.

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

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.25% and 3% as of June 30, 2011 and December 31, 2010, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends, whereas if the rolling 12 quarter average  is higher (more current information) than the rolling 20 quarter average, we add the additional amount to the allocation.  The minimum additional amount for grade 8 loans is 1.25% based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.

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

	For the three months ended June 30, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$12,667	$35,021	$10,856	$15,508	$797	$—	$74,849
Provision for loan loss	2,432	(407)	(225)	2,003	1,197	—	5,000
Charged-off	3,639	4,572	832	3,794	148	—	12,985
Recoveries	334	92	217	771	1,051	—	2,465
Ending Balance	$11,794	$30,134	$10,016	$14,488	$2,897	$—	$69,329

	For the three months ended June 30, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$21,996	$35,611	$20,806	$12,661	$3,855	$—	$94,929
Provision for loan loss	(3,576)	2,002	4,501	2,179	2,394	—	7,500
Charged-off	1,092	5,102	5,888	4,307	699	—	17,088
Recoveries	27	55	5,399	1,226	81	—	6,788
Ending Balance	$17,355	$32,566	$24,818	$11,759	$5,631	$—	$92,129

	As of and for the six months ended June 30, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$13,840	$32,795	$11,903	$14,947	$2,553	$—	$76,038
Provision for loan loss	4,093	2,558	(660)	4,594	(585)	—	10,000
Charged-off	7,620	5,423	2,316	6,029	299	—	21,687
Recoveries	1,481	204	1,089	976	1,228	—	4,978
Ending Balance	$11,794	$30,134	$10,016	$14,488	$2,897	$—	$69,329

Amount allocated to:
Loans individually evaluated for impairment	$925	$5,256	$360	$120	$—	$—	$6,661
Loans collectively evaluated for impairment	$10,869	$24,878	$9,656	$14,368	$2,897	$—	$62,668
Ending Balance	$11,794	$30,134	$10,016	$14,488	$2,897	$—	$69,329

Loans:
Loans individually evaluated for impairment	$10,143	$31,527	$13,207	$29,360	$48	$—	$84,285
Loans collectively evaluated for impairment	$405,855	$968,887	$119,134	$558,176	$31,903	$—	$2,083,955
Ending Balance	$415,998	$1,000,414	$132,341	$587,536	$31,951	$—	$2,168,240

	As of and for the six months ended June 30, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$9,824	$38,249	$37,490	$12,753	$1,440	$423	$100,179
Provision for loan loss	10,852	4,999	(3,473)	4,400	5,422	—	22,200
Charged-off	3,364	12,962	17,390	7,409	1,397	423	42,945
Recoveries	43	2,280	8,191	2,015	166	—	12,695
Ending Balance	$17,355	$32,566	$24,818	$11,759	$5,631	$—	$92,129

Amount allocated to:
Loans individually evaluated for impairment	$1,215	$691	$6,272	$5,017	$—	$—	$13,195
Loans collectively evaluated for impairment	$16,140	$31,875	$18,546	$6,742	$5,631	$—	$78,934
Ending Balance	$17,355	$32,566	$24,818	$11,759	$5,631	$—	$92,129

Loans:
Loans individually evaluated for impairment	$10,215	$49,178	$37,918	$43,111	$272	$—	$140,694
Loans collectively evaluated for impairment	$463,874	$1,105,273	$191,508	$654,927	$63,254	$—	$2,478,836
Ending Balance	$474,089	$1,154,451	$229,426	$698,038	$63,526	$—	$2,619,530

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

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Balance	$126,796	$138,982
Weighted average interest rate at end of period	0.31%	0.32%
Maximum outstanding at any month end	$142,557	$141,276
Average daily balance	$131,409	$134,207
Weighted average interest rate during period (1)	0.33%	0.41%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net income available to common stockholders	$6,164	$4,402	$13,498	$7,337
Shares:
Weighted average common shares outstanding	86,597	66,361	83,987	66,361

Dilutive effect of outstanding options and warrants as determined by the application of the treasury stock method	20	—	14	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	86,617	66,361	84,001	66,361

Basic earnings per common share	$0.07	$0.07	$0.16	$0.11

Diluted earnings per common share	$0.07	$0.07	$0.16	$0.11

Basic earnings per share are computed by dividing net income available to common shareholders for the period by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, that option is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At June 30, 2011, 1,134,672 outstanding options, 573,833 warrants, and 17,600 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

Under the terms of the Company’s stock option plans, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of June 30, 2011, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. However, because of First Busey’s participation in the Capital Purchase Program under the Troubled Asset Relief Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as the U.S. Department of the Treasury no longer holds any equity securities in the Company.

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

A summary of the status of and changes in the Company’s stock option plans for the six months ended June 30, 2011 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,351,593	$16.09
Granted	—	—
Exercised	—	—
Forfeited	156,921	12.07
Outstanding at end of period	1,194,672	$16.62	3.24

Exercisable at end of period	1,194,672	$16.62	3.24

The Company recognized an insignificant amount of compensation expense related to stock options for the six months ended June 30, 2011.

A summary of the changes in the Company’s non-vested stock awards (restricted stock units) is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at beginning of year	194,914	$4.75
Granted	17,600	5.25
Dividend Equivalents Earned	3,038	5.15
Forfeited	—	—
Outstanding at end of period	215,552	$4.79

On June 21, 2011, under the terms of the 2010 Equity Plan, the Company granted 17,600 restricted stock units (“RSUs”) to directors. The fair value of each RSU was the market price of our stock on the date of grant.  On June 21, 2011, the stock price was $5.25, resulting in total compensation cost of $92,400.  This cost will be recognized over the requisite service period of one year following which the awards will vest 100%.

On July 12, 2010, under the terms of the 2010 Equity Plan, the Company granted 191,579 RSUs to certain members of management.  The fair value of each RSU was the market price of our stock on the date of grant.  On July 12, 2010, the stock price was $4.75, resulting in total compensation cost of $910,000.  This cost will be recognized over the requisite service period of five years following which the awards will vest 100%.

In addition, all recipients earn quarterly dividends on their respective shares. These dividends will not be paid out during the vesting period, but instead will be used to purchase additional shares. Therefore, dividends earned each quarter will compound based upon the updated share balances.  Dividends earned are reinvested at the market price of our stock on the dividend payment date.  Upon vesting, shares are expected to be issued from treasury.

The Company recognized $0.1 million of compensation expense related to non-vested RSUs for the six months ended June 30, 2011.  As of June 30, 2011, there was $0.8 million of total unrecognized compensation cost related to these non-vested RSUs.

Subsequent Events

On July 13, 2011, under the terms of the 2010 Equity Plan, the Company granted 155,718 RSUs to certain members of management.  The fair value of each RSU was the market price of our stock on the date of grant. On July 13, 2011, the stock price was $5.29, resulting in total compensation cost of $823,750. This cost will be recognized over the requisite service period of five years following which the awards will vest 100%.

Also on July 13, 2011, under the terms of the 2010 Equity Plan, the Company granted 66,163 RSUs to certain members of management.  As the stock price on the grant date of July 13, 2011 was $5.29, total compensation cost to be recognized is $350,000. This cost will be recognized over the requisite service period of two years following which the awards will vest 100%.

Additionally, on July 26, 2011, under the terms of the 2010 Equity Plan, the Company granted 4,826 RSUs to the chairman of the board.  As the stock price on the grant date of July 26, 2011 was $5.18, total compensation cost to be recognized is $25,000. This cost will be recognized over the requisite service period of one year following which the awards will vest 100%.

Note 8:  Income Taxes

At June 30, 2011, the Company was not under examination by any tax authorities.  However, the Company has received notice the Internal Revenue Service intends to audit the Company’s 2009 income tax filing beginning in third quarter of 2011.

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

The Company and its subsidiary’s exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiary use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$494,066	$498,143
Standby letters of credit	17,636	15,538

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2011, and December 31, 2010, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of June 30, 2011, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,397,740	$3,577,542
FirsTech	8,992	8,992	25,204	24,473
Busey Wealth Management	11,694	11,694	26,331	26,269
All Other	—	—	21,613	(23,281)
Total Goodwill	$20,686	$20,686	$3,470,888	$3,605,003

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$33,805	$39,918	$68,650	$80,548
FirsTech	15	15	29	31
Busey Wealth Management	63	61	121	121
All Other	(10)	(10)	(21)	(23)
Total Interest Income	$33,873	$39,984	$68,779	$80,677

Interest Expense:
Busey Bank	$5,418	$10,109	$11,297	$21,034
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	614	775	1,294	1,538
Total Interest Expense	$6,032	$10,884	$12,591	$22,572

Other Income:
Busey Bank	$8,204	$8,898	$18,439	$19,008
FirsTech	2,424	2,276	4,833	4,917
Busey Wealth Management	3,991	3,697	7,522	7,223
All Other	(873)	(467)	(1,509)	(450)
Total Other Income	$13,746	$14,404	$29,285	$30,698

Net Income:
Busey Bank	$7,096	$5,302	$15,916	$8,772
FirsTech	422	456	872	1,097
Busey Wealth Management	974	959	1,668	1,858
All Other	(1,045)	(1,032)	(1,899)	(1,825)
Total Net Income	$7,447	$5,685	$16,557	$9,902

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

There were no transfers between levels during the quarter ended June 30, 2011.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2011
Securities available-for-sale:
U.S. Treasury securities	$—	$20,705	$—	$20,705
Obligations of U.S. government corporations and agencies	—	381,517	—	381,517
Obligations of states and political subdivisions	—	109,808	—	109,808
Residential mortgage-backed securities	—	224,028	—	224,028
Corporate debt securities	2,559	—	—	2,559
Mutual funds and other equity securities	4,176	—	—	4,176
	$6,735	$736,058	$—	$742,793
December 31, 2010
Securities available-for-sale:
U.S. Treasury securities	$—	$381	$—	$381
Obligations of U.S. government corporations and agencies	—	333,135	—	333,135
Obligations of states and political subdivisions	—	76,935	—	76,935
Residential mortgage-backed securities	—	183,006	—	183,006
Corporate debt securities	1,499	—	—	1,499
Mutual funds and other equity securities	4,503	—	—	4,503
	$6,002	$593,457	$—	$599,459

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2011
Impaired loans	$—	$—	$10,472	$10,472
Foreclosed assets	—	—	263	263

December 31, 2010
Impaired loans	$—	$—	$12,149	$12,149
Foreclosed assets	—	—	310	310

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

The estimated fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)

Financial assets:
Securities	$742,793	$742,793	$599,459	$599,459
Loans held for sale	24,880	25,303	49,684	50,331
Loans, net	2,074,031	2,110,739	2,243,055	2,282,681
Accrued interest receivable	11,860	11,860	12,633	12,633

Financial liabilities:
Deposits	$2,813,841	$2,825,066	$2,916,366	$2,928,240
Securities sold under agreements to repurchase	126,796	126,796	138,982	138,982
Long-term debt	19,834	21,006	43,159	44,934
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	54,547
Accrued interest payable	2,340	2,340	3,408	3,408

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at June 30, 2011 (unaudited), as compared with March 31, 2011 (unaudited) and December 31, 2010, and the results of operations for the three and six months ended June 30, 2011 and 2010 (unaudited) and March 31, 2011 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2010 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Operating Results

Our net income increased to $7.4 million in the second quarter of 2011, as compared to $5.7 million in the second quarter of 2010, but decreased from $9.1 million in the first quarter of 2011.  The increase in the second quarter of 2011 as compared to the comparable period in 2010 relates to $0.6 million increase in pre-tax, pre-provision income and a $2.5 million decrease in provision for loan losses. Declines in loans and gains on sales of residential mortgage loans were the primary reasons for the decline in net income from the first quarter of 2011.

Significant operating performance items were:

•      Net interest income declined to $27.8 million in the second quarter of 2011, compared to $28.3 million in the first quarter of 2011 and $29.1 million in the second quarter of 2010.  Net interest income for the first six months of 2011 was $56.2 million compared to $58.1 million for the same period of 2010.  The decline is primarily related to a decline in loans, which has been partially offset by reduced funding costs.

•      Net interest margin remained flat at 3.54% for the second quarter of 2011 as compared to 3.55% for the first quarter of 2011, but increased from 3.49% for the second quarter of 2010. The net interest margin for the first six months of 2011 increased to 3.54% compared to 3.50% for the same period of 2010.

•      Gains on sales of residential mortgage loans declined to $1.8 million in the second quarter of 2011 compared to $2.6 million in the first quarter of 2011 and $3.4 million in the second quarter of 2010.  The decline in the second quarter was primarily due to a decline in volume brought on by increasing residential mortgage rates.

•      Total non-interest expenses have held steady as the second quarter of 2011 was $25.2 million compared to $25.7 million in the first quarter of 2011 and $27.7 million in the second quarter of 2010.

•      The efficiency ratio increased to 57.80% for the second quarter of 2011 from 55.87% for the first quarter of 2011 and decreased from 60.56% for the second quarter of 2010. The efficiency ratio for the first six months of 2011 was 56.81%, an improvement from 57.08% for the same period of 2010.

•      Total revenue, net of interest expense and security gains, for the second quarter of 2011 was $41.6 million, compared to $43.9 million for the first quarter of 2011 and $43.5 million for the second quarter of 2010.  Total revenue for the first six months of 2011 was $85.5 million as compared to $88.1 million in the same period of 2010.

•      FirsTech’s net income decreased slightly to $0.4 million for the second quarter of 2011, compared to $0.5 million for the first quarter of 2011 and $0.5 million for the second quarter of 2010. FirsTech’s net income for the first six months of 2011 was $0.9 million as compared to $1.1 million in the same period of 2010.

•      Busey Wealth Management’s net income of $1.0 million for the second quarter of 2011 increased from $0.7 million for the first quarter of 2011, but was consistent with net income of $1.0 million for the second quarter of 2010.  Busey Wealth Management’s net income for the first six months of 2011 was of $1.7 million as compared to $1.9 million for the first six months of 2010.

Asset Quality

Our non-performing loans, which consist of non-accrual loans and loans 90+ days past due and still accruing, at June 30, 2011 continued to show improvement.  We expect continued gradual improvement in our overall asset quality in 2011; however, this continues to be dependent upon market specific economic conditions.  The key metrics are as follows:

•    Non-performing loans decreased to $53.8 million at June 30, 2011 from $60.9 million at March 31, 2011 and $68.1 million at December 31, 2010.

•                  Illinois non-performing loans decreased to $27.8 million at June 30, 2011 from $30.1 million at March 31, 2011 and $38.3 million at December 31, 2010.

•                  Florida non-performing loans decreased to $19.5 million at June 30, 2011 from $23.4 million at March 31, 2011 and $23.8 million at December 31, 2010.

•                  Indiana non-performing loans decreased to $6.5 million at June 30, 2011 from $7.4 million at March 31, 2011, but increased from $6.0 million at December 31, 2010.

•    Loans 30-89 days past due decreased to $17.1 million at June 30, 2011 from $18.4 million at March 31, 2011 and $23.5 million at December 31, 2010.

•    Other non-performing assets decreased to $6.9 million at June 30, 2011 from $7.2 million at March 31, 2011 and $9.2 million at December 31, 2010.

•    The ratio of non-performing assets to total loans plus other real estate owned at June 30, 2011 decreased to 2.79% from 3.04% at March 31, 2011 and 3.25% at December 31, 2010.

•    The allowance for loan losses to non-performing loans ratio increased to 128.94% at June 30, 2011 from 122.89% at March 31, 2011 and 111.64% at December 31, 2010.

•      The allowance for loan losses to total loans ratio decreased to 3.20% at June 30, 2011 compared to 3.35% at March 31, 2011 and 3.21% at December 31, 2010.

•      Net charge-offs totaled $10.5 million in the second quarter of 2011 as compared to $6.2 million in the first quarter of 2011, but were lower than the $17.4 million recorded in the fourth quarter of 2010.

•      Provision expense of $5.0 million recorded in the second quarter of 2011 was consistent with the amount recorded in the first quarter of 2011, and was lower than the $10.3 million recorded in the fourth quarter of 2010.

Our priorities remain balance sheet strength, profitability and growth — in that order.  We expect to continue to see gradual improvement in non-performing loans and profitability while maintaining high capital ratios.   In late January 2011, we began an initiative to spur organic growth and provided certain tools to our front line associates to foster this initiative. These tools facilitated the growth during the first six months of 2011 in non-time deposits of $37.6 million, or 2.0%, over December 31, 2010 levels and we hope to see continued results going forward.  The sales cycle on deposits is shorter than the sales cycle on loans.  We have not yet experienced growth within our loan portfolio.  Loans, net of allowance for loan losses, declined $193.8 million from December 31, 2010 due to continuing soft loan demand and our reduction of non-relationship commercial real estate exposure. The economy continues to be a headwind and competition for new business banking opportunities is strong.  We believe we are up to the challenge and expect to see gradual improvement in loan volume in the following quarters. We should be able to extend additional loans at a net profit based upon our current liquidity levels and the very low earnings attributable to excess liquidity.  We will continue our practice of not sacrificing the quality of our loan portfolio for the sake of growth.

Economic Conditions of Markets

The Illinois markets possess strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets have experienced a level of economic distress in recent years, they have not experienced it to the level of many other areas, including our southwest Florida market.

Champaign County is home to the University of Illinois — Urbana/Champaign (U of I), the University’s primary campus.  U of I has in excess of 41,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to Archer Daniels Midland (ADM), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with over $1.5 billion in agricultural output, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

During 2011, Southwest Florida has shown small signs of improvement in areas such as unemployment and home sales.  In some areas of our Florida market, unemployment percentages decreased and mean home sales prices began to slowly rise, continuing the gradual improvement from 2010.  As southwest Florida’s economy is based primarily in tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by this economic period since 2008 have caused significant damage to that economy and we expect it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.

The largest portion of the Company’s customer base is within the State of Illinois whose financial condition is among the most troubled of any in the United States.  In January 2011, the State of Illinois passed a bill increasing income taxes for both individuals and corporations.  Additionally, the Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  In February 2011, the State of Illinois issued debt for the primary purpose of supporting its pension obligations, and it is anticipated the State will issue debt later in 2011 for cash flow needs.  Currently the State of Illinois is behind on certain payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

							Change in income/
	2011			2010			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$308,414	$193	0.25%	$177,987	$85	0.19%	$76	$32	$108
Investment securities
U.S. Government obligations	395,315	2,433	2.47%	363,076	2,530	2.79%	213	(310)	(97)
Obligations of states and political subdivisions (1)	78,727	1,041	5.30%	80,170	1,145	5.73%	(20)	(84)	(104)
Other securities	227,932	1,397	2.46%	116,158	1,081	3.73%	778	(462)	316

Loans(1) (2)	2,199,573	29,261	5.34%	2,665,171	35,636	5.36%	(6,195)	(180)	(6,375)
Total interest-earning assets	$3,209,961	$34,325	4.29%	$3,402,562	$40,477	4.77%	$(5,148)	$(1,004)	$(6,152)

Cash and due from banks	74,096			79,173
Premises and equipment	72,030			76,048
Allowance for loan losses	(74,668)			(96,020)
Other assets	209,818			265,347

Total Assets	$3,491,237			$3,727,110

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$44,333	$24	0.22%	$43,700	$48	0.44%	$1	$(25)	$(24)
Savings deposits	192,325	81	0.17%	177,396	102	0.23%	8	(29)	(21)
Money market deposits	1,236,594	999	0.32%	1,150,998	1,572	0.55%	110	(683)	(573)
Time deposits	881,664	3,716	1.69%	1,290,290	7,537	2.34%	(2,033)	(1,788)	(3,821)
Short-term borrowings:
Repurchase agreements	123,473	100	0.32%	132,154	148	0.45%	(9)	(38)	(47)
Other	—	10	—%	44	3	27.35%	3	4	7
Long-term debt	36,131	486	5.40%	69,005	790	4.59%	(425)	121	(304)
Junior subordinated debt owed to unconsolidated trusts	55,000	616	4.49%	55,000	684	4.99%	—	(69)	(69)
Total interest-bearing liabilities	$2,569,520	$6,032	0.94%	$2,918,587	$10,884	1.50%	$(2,345)	$(2,507)	$(4,852)

Net interest spread			3.35%			3.27%

Noninterest-bearing deposits	468,220			445,212
Other liabilities	27,889			33,900
Stockholders’ equity	425,608			329,411

Total Liabilities and Stockholders’ Equity	$3,491,237			$3,727,110

Interest income / earning assets (1)	$3,209,961	$34,325	4.29%	$3,402,562	$40,477	4.77%
Interest expense / earning assets	$3,209,961	$6,032	0.75%	$3,402,562	$10,884	1.28%

Net interest margin (1)		$28,293	3.54%		$29,593	3.49%	$(2,803)	$1,503	$(1,300)

(1)    On a tax-equivalent basis assuming a federal income tax rate of 35% for 2011 and 2010.

(2)    Non-accrual loans have been included in average loans.

(3)    Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

							Change in income/
	2011			2010			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$333,576	$414	0.25%	$141,363	$140	0.20%	$231	$43	$274
Investment securities
U.S. Government obligations	376,479	4,617	2.47%	355,190	5,181	2.94%	297	(861)	(564)
Obligations of states and political subdivisions (1)	77,678	2,126	5.52%	80,453	2,302	5.77%	(78)	(98)	(176)
Other securities	216,932	2,685	2.50%	122,778	2,280	3.74%	1,342	(937)	405

Loans(1) (2)	2,247,132	59,858	5.37%	2,702,693	71,766	5.35%	(12,134)	226	(11,908)
Total interest-earning assets	$3,251,797	$69,700	4.32%	$3,402,477	$81,669	4.84%	$(10,342)	$(1,627)	$(11,969)

Cash and due from banks	76,325			79,542
Premises and equipment	72,547			76,616
Allowance for loan losses	(75,837)			(99,138)
Other assets	215,567			266,164

Total Assets	$3,540,399			$3,725,661

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$40,349	$47	0.23%	$40,136	$64	0.32%	$—	$(17)	$(17)
Savings deposits	190,489	162	0.17%	174,107	205	0.24%	18	(61)	(43)
Money market deposits	1,233,565	1,999	0.33%	1,117,150	3,271	0.59%	312	(1,584)	(1,272)
Time deposits	922,556	7,871	1.72%	1,319,413	15,670	2.39%	(4,028)	(3,771)	(7,799)
Short-term borrowings:
Repurchase agreements	131,409	211	0.32%	133,435	311	0.47%	(5)	(94)	(99)
Other	—	20	—%	22	3	27.50%	9	8	17
Long-term debt	38,369	982	5.16%	74,659	1,684	4.55%	(905)	203	(702)
Junior subordinated debt owed to unconsolidated trusts	55,000	1,299	4.76%	55,000	1,364	5.00%	—	(66)	(66)
Total interest-bearing liabilities	$2,611,737	$12,591	0.97%	$2,913,922	$22,572	1.56%	$(4,599)	$(5,382)	$(9,981)

Net interest spread			3.35%			3.28%

Noninterest-bearing deposits	473,659			447,263
Other liabilities	31,695			34,422
Stockholders’ equity	423,308			330,054

Total Liabilities and Stockholders’ Equity	$3,540,399			$3,725,661

Interest income / earning assets (1)	$3,251,797	$69,700	4.32%	$3,402,477	$81,669	4.84%
Interest expense / earning assets	$3,251,797	$12,591	0.78%	$3,402,477	$22,572	1.34%

Net interest margin (1)		$57,109	3.54%		$59,097	3.50%	$(5,743)	$3,755	$(1,988)

(1)    On a tax-equivalent basis assuming a federal income tax rate of 35% for 2011 and 2010.

(2)    Non-accrual loans have been included in average loans.

(3)    Annualized.

Average earning assets decreased for the three and six month periods ended June 30, 2011 as compared to the same periods of 2010.  The decline in the average balance of earning assets was due primarily to the decrease in loans as we continue to work on strengthening our balance sheet by actively removing under and non-performing loans from our loan portfolio and reducing our exposure to construction and development loans and commercial real estate.  Soft loan demand and strong competition contributed to our lack of loan growth and significant organic loan growth will be a challenge in the near future as we are working against a slow growing economy.  Cash and securities increased, which offset the decline in average loans; however, at a much lower yield.  Interest-bearing liabilities decreased for the three and six month periods ended June 30, 2011 as compared to the same periods of 2010 due to a focus on reducing our non-core funding, which we were able to do in light of a decrease in our average loans and a continued increase in our average noninterest-bearing deposits.

Interest income, on a tax-equivalent basis, decreased for the three and six month periods ended June 30, 2011, as compared to the same periods of 2010. The interest income decline primarily related to the decrease in loan volume.  Interest expense decreased for the three and six month periods ended June 30, 2011 as compared to the same periods of 2010.  The decrease in interest expense was primarily due to the declining deposit and debt interest rate environment and our reductions in all non-core funding sources.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, increased to 3.54% for the three month period ended June 30, 2011 from 3.49% for the same period in 2010 and increased to 3.54% for the six month period ended June 30, 2011 from 3.50% for the same period in 2010.  The net interest spread, also on a tax-equivalent basis, was 3.35% for the three month period ended June 30, 2011, up from 3.27% for the same period in 2010 and was 3.35% for the six months ended June 30, 2011 compared to 3.28% for the same period in 2010.

Quarterly net interest margins for 2010-2011 were as follows:

	2011	2010
First Quarter	3.55%	3.52%
Second Quarter	3.54%	3.49%
Third Quarter	—	3.64%
Fourth Quarter	—	3.68%

The net interest margin declined from fourth quarter 2010 due to the growth in earning assets in low-yielding cash and cash equivalents, which was a result of a decrease in loans and additional cash from our December 2010 capital offering.  We continue to experience downward pressure on our yield in interest bearing assets.  We have limited ability to improve margin through funding rate decreases and we believe improvements in margin will be achieved in the short term through investment of our liquid funds at higher yields.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our Annual Report on Form 2010 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(dollars in thousands)
Trust fees	$3,757	$3,435	9.4%	$8,305	$7,645	8.6%
Commissions and brokers’ fees, net	479	471	1.7%	920	911	1.0%
Remittance processing	2,403	2,233	7.6%	4,784	4,853	(1.4)%
Service charges on deposit accounts	3,183	2,728	16.7%	6,230	5,461	14.1%
Other service charges and fees	1,340	1,293	3.6%	2,622	2,503	4.8%
Gain on sales of loans	1,835	3,442	(46.7)%	4,467	5,880	(24.0)%
Security (losses) gains, net	—	—	—%	(2)	742	NM
Other	749	802	(6.6)%	1,959	2,703	(27.5)%
Total other income	$13,746	$14,404	(4.6)%	$29,285	$30,698	(4.6)%

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and six month periods ended June 30, 2011 as compared to same periods in 2010.  The increase was led by modest organic growth, which increased assets under management and activity and improved security market valuations.  Assets under management averaged $3.8 billion for the first six months of 2011 as compared to $3.4 billion for the first six months of 2010.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue was up for the three month period ended June 30, 2011 as compared to the same period of 2010 due to an increased volume of online bill pay.  FirsTech’s revenue was steady for the six months ended June 30, 2011 compared to the same period of 2010.

Overall, service charges increased for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010.  We instituted account changes in the fourth quarter of 2010 that have positively influenced our service fees. However, new regulation regarding certain charges on deposit accounts may negatively impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans decreased for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010.  We do not expect mortgage gains to increase during 2011 as compared to 2010, as the volume of loan refinancing has declined.

Other income decreased for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010.  Income related to our bank owned life insurance decreased $0.3 million for the six months ended June 30, 2011 as compared to the same period of 2010.  Additionally, in 2011, we had a fixed asset disposal loss of $0.2 million compared to minimal amounts for the same period of 2010.

OTHER EXPENSE

	Three Months Ended June 30			Six Months Ended June 30
	2011	2010	% Change	2011	2010	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$10,028	$10,068	(0.4)%	$19,588	$19,734	(0.7)%
Employee benefits	2,506	2,543	(1.5)%	5,265	5,182	1.6%
Total compensation expense	$12,534	$12,611	(0.6)%	$24,853	$24,916	(0.3)%

Net occupancy expense of premises	2,136	2,231	(4.3)%	4,551	4,573	(0.5)%
Furniture and equipment expenses	1,340	1,578	(15.1)%	2,664	3,109	(14.3)%
Data processing	2,170	1,951	11.2%	4,280	3,847	11.3%
Amortization of intangible assets	884	1,022	(13.5)%	1,768	2,045	(13.5)%
Regulatory expense	1,308	2,040	(35.9)%	3,155	3,503	(9.9)%
OREO expense	135	670	(79.9)%	347	1,063	(67.4)%
Other	4,678	5,564	(15.9)%	9,232	9,824	(6.0)%
Total other expense	$25,185	$27,667	(9.0)%	$50,850	$52,880	(3.8)%

Income taxes	$3,955	$2,652	49.1%	$8,066	$3,821	111.1%
Effective rate on income taxes	34.7%	31.8%		32.8%	27.8%

Efficiency ratio	57.8%	60.6%		56.8%	57.1%

Total compensation expense remained steady for the three and six months ended June 30, 2011 as compared to the same periods in 2010.  Full-time equivalent employees decreased to 853 at June 30, 2011 from 869 one year earlier. Combined occupancy expenses and furniture and equipment expenses decreased for the three and six months ended June 30, 2011.  Data processing expense increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 as we continue to invest in additional systems and hardware to better serve our customers.

Amortization expense decreased as we are now in the fourth year of amortization arising from the merger with Main Street.  The amortization is on an accelerated basis; thus, barring further acquisitions, we expect amortization expense to continue to gradually decline.

Regulatory expense decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 as a result of the change in FDIC assessment methodology which became effective April 1, 2011 and we anticipate that our regulatory expenses will generally remain at these levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 due to the decline in the number of commercial properties held.  Under-performing commercial properties require a greater expense to carry and operate than residential properties.

The effective rate on income taxes, or income taxes divided by income before taxes, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  During 2010, tax preferred items represented a greater portion of our income than in the comparable period in 2011; thus, the effective tax rate in the six months ended June 30, 2010 of 27.8% was lower than the rate of 32.8% for the six months ended June 30, 2011.  In January 2011, the State of Illinois passed an income tax increase for both individuals and corporations.  This will increase our state tax expense for 2011 and future years.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio for the three and six month periods ended June 30, 2011 decreased over the comparable periods in 2010.  The primary reason for the decrease related to the reduction in expenses, as noted above.  We believe that further improvements, resulting in a lower efficiency ratio, will be driven by improvement in our net interest margin and non-interest income as opposed to further reductions in costs.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	June 30, 2011	December 31, 2010	% Change
	(dollars in thousands)
Assets
Securities available for sale	$742,793	$599,459	23.9%
Loans, net	2,098,911	2,292,739	(8.5)%

Total assets	$3,470,888	$3,605,003	(3.7)%

Liabilities
Deposits:
Noninterest bearing	$447,650	$460,661	(2.8)%
Interest bearing	2,366,191	2,455,705	(3.6)%
Total deposits	$2,813,841	$2,916,366	(3.5)%

Securities sold under agreements to repurchase	126,796	138,982	(8.8)%
Long-term debt	19,834	43,159	(54.0)%

Total liabilities	$3,041,112	$3,184,498	(4.5)%

Stockholders’ equity	$429,776	$420,505	2.2%

First Busey’s balance sheet at June 30, 2011 has decreased slightly as compared with its balance sheet at December 31, 2010.

Net loans, including loans held for sale, declined by $193.8 million, of which net charge-offs of loan balances for the six months ended June 30, 2011 were $16.7 million.  We have been in a continuing process of removing under and non-performing loans from our loan portfolio. In addition, we are working to reduce our non-relationship commercial real estate exposure.  New loan demand is soft, but we are beginning to see net strength in our loan pipeline.  However, the economy continues to be a headwind and competition for new business banking opportunities is strong.  We expect to see gradual improvement in loan volume in the following quarters.

Liabilities decreased $143.4 million during the first six months of 2011, which was primarily due to the decline in our asset base.  As our loan balances declined, we continued to allow high cost funding to mature without replacement.  Interest-bearing deposits declined by $89.5 million, securities sold under agreements to repurchase declined by $12.1 million and long-term debt declined by $23.3 million.

Stockholders’ equity increased slightly as a result of first and second quarter earnings, partially offset by dividends.  In addition we had an increase in our unrealized gains within our investment portfolio.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans were as follows:

	June 30, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$379,665	$11,848	$24,485	$415,998
Commercial real estate	818,173	142,170	40,071	1,000,414
Real estate construction	93,464	16,937	21,940	132,341
Retail real estate	446,630	131,554	9,352	587,536
Retail other	30,804	995	152	31,951
Total	$1,768,736	$303,504	$96,000	$2,168,240

Less held for sale(1)				24,880
				$2,143,360

Less allowance for loan losses				69,329

Net loans				$2,074,031

(1) Loans held for sale are included in retail real estate.

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less held for sale(1)				49,684
				$2,319,093

Less allowance for loan losses				76,038

Net loans				$2,243,055

(1) Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academia and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges over the past few years.  Although our downstate Illinois and Indiana markets have experienced a level of economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily in tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by this economic period since 2008 have caused significant damage to that economy.  The challenging economic environment during 2010 and 2009 did not present many opportunities for loan growth.  Many creditworthy borrowers either maintained or decreased their leverage due to the uncertainty of the economy; thus, new loan origination opportunities were not significant. In 2011, we have started implementing changes we believe will facilitate growth while continuing to focus on reducing problem loans.

Allowance for loan losses

Our allowance for loan losses was $69.3 million or 3.20% of loans, not including loans held for sale, at June 30, 2011 compared to $76.0 million or 3.21% of loans at December 31, 2010.

We continue to see a decline in our net charge-offs.  As a portion of our allowance is based upon weighted historical charge-offs, the lesser amount of charge-offs in the first and second quarter of 2011 and all of 2010 replaced 2009 and 2008, years with significantly higher charge-offs in the historical data, causing the weighted historical average charge-off rate to decline.  The decreased levels of charge-offs and delinquency trends, along with declining loan balances, have led to a slight decrease in the allowance requirement. The market mix changed significantly in 2010, from primarily an Indiana and Florida base to an Illinois base.  As historical charge-off percentages in Illinois are significantly less than that of Indiana and Florida, this also contributed to the decrease in the required allowance based on weighted historical charge-offs for our loan portfolio, including our adversely graded portfolio.  The loss expectations for Indiana and Illinois were less than southwest Florida as real estate values have not experienced the same level of decline.

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

Management believes the level of the allowance and coverage of non-performing loans at June 30, 2011 to be appropriate based upon the information available.  However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and obtains further information concerning existing problem loans.

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

Our provision for loan losses was $5.0 million in the second quarter of 2011 compared to $7.5 million in the same period of 2010 and $10.0 million for the six months ended June 30, 2011 compared to $22.2 million in the same period of 2010.  The decrease in provision expense during 2011 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.

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

The following table sets forth information concerning non-performing loans for each of the periods indicated:

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(dollars in thousands)
Non-accrual loans	$52,456	$56,829	$65,486	$78,223
Loans 90+ days past due and still accruing	1,314	4,078	2,618	1,457
Total non-performing loans	$53,770	$60,907	$68,104	$79,680

Repossessed assets	$6,855	$7,193	$9,160	$11,470

Total non-performing assets	$60,625	$68,100	$77,264	$91,150

Allowance for loan losses	$69,329	$74,849	$76,038	$83,098

Allowance for loan losses to loans	3.2%	3.4%	3.2%	3.3%
Allowance for loan losses to non-performing loans	128.9%	122.9%	111.6%	104.3%
Non-performing loans to loans, before allowance for loan losses	2.5%	2.7%	2.9%	3.2%
Non-performing loans and repossessed assets to loans, before allowance for loan losses	2.8%	3.0%	3.3%	3.6%

Since the first quarter of 2010, we have demonstrated improvement in non-performing assets each quarter.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio and realize the benefits of improving overall economic conditions.  Total non-performing assets were $60.6 million at June 30, 2011, compared to $77.3 million at December 31, 2010.

Non-accrual loans are reported net of partial charge-offs, but gross of related specific allowance allocations. Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan. We have charged-off $33.6 million of principal related to loans that were on non-accrual status at June 30, 2011.  In summary, if we had not charged-off the $33.6 million, our non-accrual loans would have been that amount greater than the $52.5 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans increased to $114.5 million at June 30, 2011 compared to $107.5 million at December 31, 2010, but declined from the March 31, 2011 total of $124.4 million. The increase in potential problem loans as compared to the fourth quarter of 2010 is a reflection of continued economic challenges, however we do not feel the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of June 30, 2011, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line of credit in the amount of $20.0 million from our primary correspondent bank, all of which was available as of June 30, 2011.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of June 30, 2011, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

First Busey and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and Busey Bank meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  We believe, as of June 30, 2011, that First Busey and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of June 30, 2011:

Total Capital (to Risk-weighted Assets)
Consolidated	$437,464	19.15%	$182,713	8.00%	N/A	N/A
Busey Bank	$369,630	16.28%	$181,620	8.00%	$227,024	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$407,662	17.85%	$91,357	4.00%	N/A	N/A
Busey Bank	$339,996	14.98%	$90,810	4.00%	$136,215	6.00%

Tier I Capital (to Average Assets)
Consolidated	$407,662	11.96%	$136,355	4.00%	N/A	N/A
Busey Bank	$339,996	10.00%	$135,943	4.00%	$169,929	5.00%

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

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity at June 30, 2011. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

A loan is considered to be impaired when, based on current information and events, it is probable First Busey will not be able to collect all principal and interest amounts due according to the contractual terms of the loan agreement.  When a loan becomes impaired, management generally calculates the impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  If the loan is collateral dependent, the fair value of the collateral is used to measure the amount of impairment.  The amount of impairment and any subsequent changes are recorded through a charge to earnings as an adjustment to the allowance for loan losses.  When management considers a loan, or a portion thereof, as uncollectible, such amount deemed uncollectable is charged against the allowance for loan losses.  Because a significant majority of First Busey’s loans are collateral dependent, First Busey has determined the required allowance on these loans based upon the estimated fair value, net of selling costs, of the respective collateral.  The required allowance or actual losses on these impaired loans could differ significantly if the ultimate fair value of the collateral is significantly different from the fair value estimates used by First Busey in estimating such potential losses.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, including the current and prior year, while negative evidence includes a cumulative loss in 2009 and 2008 and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of June 30, 2011, although there is no guarantee that those assets will be recognizable in future periods.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of June 30, 2011:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$283,925	$—	$—	$—	$—	$283,925
Investment securities
U.S. Governments	—	26,240	20,000	55,231	300,751	402,222
Obligations of states and political subdivisions	1,250	365	9,650	6,682	91,861	109,808
Other securities	7,255	9,590	13,975	26,622	173,321	230,763
Loans	572,561	122,915	197,231	282,557	992,976	2,168,240
Total rate-sensitive assets	$864,991	$159,110	$240,856	$371,092	$1,558,909	$3,194,958

Interest-bearing transaction deposits	$121,607	$—	$—	$—	$—	$121,607
Savings deposits	187,163	—	—	—	—	187,163
Money market deposits	1,187,391	—	—	—	—	1,187,391
Time deposits	91,677	89,644	148,909	256,621	283,179	870,030
Repurchase agreements	122,174	2,544	78	2,000	—	126,796
Long-term debt	834	—	—	5,000	14,000	19,834
Junior subordinated debt owed To unconsolidated trusts	—	55,000	—	—	—	55,000
Total rate-sensitive liabilities	$1,710,846	$147,188	$148,987	$263,621	$297,179	$2,567,821
Rate-sensitive assets less rate-sensitive liabilities	$(845,855)	$11,922	$91,869	$107,471	$1,261,730	$627,137

Cumulative Gap	$(845,855)	$(833,932)	$(742,064)	$(634,593)	$627,137
Cumulative amounts as a percentage of total rate-sensitive assets	(26.47)%	(26.10)%	(23.23)%	(19.86)%	19.63%
Cumulative ratio	0.51	0.55	0.63	0.72	1.24

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $634.6 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at June 30, 2011, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes asset and liability remain constant at June 30, 2011, balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  The model also uses industry based decay rates on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of June 30, 2011 and December 31, 2010, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept the interest-rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

June 30, 2011	NA	NA	(2.31)%	(5.72)%

December 31, 2010	NA	NA	(1.70)%	(3.92)%

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of June 30, 2011, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2011, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

None

ITEM 1A:  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2010 Form 10-K.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2011.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of June 30, 2011, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.  However, because of First Busey’s participation in Treasury’s Capital Purchase Program, it will not be permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice, until such time as Treasury no longer holds any equity securities in the Company.  Accordingly, First Busey does not anticipate repurchasing any shares of its common stock in the near future.

ITEM 3:  Defaults upon Senior Securities

Not Applicable

ITEM 4:  [Removed and Reserved]

ITEM 5:  Other Information

(a)          None

(b)         Not Applicable

ITEM 6:  Exhibits

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

101*	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; (iv) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2011 and June 30, 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as block of text.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

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

Date:  August 5, 2011