Form 10-Q
period 2011-09-30
FIRST BUSEY CORP /NV/
filed 2011-11-04
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common Stock, $.001 par value	86,596,527

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

(Unaudited)

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Assets
Cash and due from banks	$289,144	$418,965
Securities available for sale	795,403	599,459
Loans held for sale	36,199	49,684
Loans (net of allowance for loan losses 2011 $63,915; 2010 $76,038)	1,999,200	2,243,055
Premises and equipment	70,179	73,218
Goodwill	20,686	20,686
Other intangible assets	16,903	19,556
Cash surrender value of bank owned life insurance	37,592	37,425
Other real estate owned (OREO)	11,577	9,160
Deferred tax asset, net	50,188	64,240
Other assets	65,814	69,555
Total assets	$3,392,885	$3,605,003
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$467,775	$460,661
Interest bearing	2,288,686	2,455,705
Total deposits	$2,756,461	$2,916,366

Securities sold under agreements to repurchase	129,905	138,982
Long-term debt	19,834	43,159
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	24,219	30,991
Total liabilities	$2,985,419	$3,184,498
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 2011 72,664 shares authorized, issued and outstanding, 2010 none, $1,000.00 liquidation value	$72,664	$—
Series T Preferred stock, $.001 par value, 1,000,000 shares authorized, issued and outstanding — 2011 none; 2010 100,000 shares, $1,000.00 liquidation value	—	99,590
Series B Preferred stock, $.001 par value, authorized 318.6225 shares; issued and outstanding — 2011 none; 2010 318.6225 shares, $100,000.00 liquidation value	—	31,862
Common stock, $.001 par value, authorized 200,000,000 shares; issued — 2011 88,287,132; issued — 2010 80,790,132	88	81
Additional paid-in capital	594,178	562,375
Accumulated deficit	(239,441)	(249,418)
Accumulated other comprehensive income	12,994	9,032
Total stockholders’ equity before treasury stock and unearned ESOP shares	$440,483	$453,522
Common stock shares held in treasury at cost — 1,650,605	(32,183)	(32,183)
Unearned ESOP shares — 40,000 shares	(834)	(834)
Total stockholders’ equity	$407,466	$420,505
Total liabilities and stockholders’ equity	$3,392,885	$3,605,003

Common shares outstanding at period end	86,596,527	79,099,527

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$87,924	$105,906
Interest and dividends on investment securities:
Taxable interest income	11,557	10,984
Non-taxable interest income	2,099	2,247
Dividends	10	7
Total interest income	$101,590	$119,144
Interest expense:
Deposits	$14,536	$26,544
Securities sold under agreements to repurchase	298	440
Short-term borrowings	29	44
Long-term debt	1,212	2,313
Junior subordinated debt owed to unconsolidated trusts	1,600	2,063
Total interest expense	$17,675	$31,404
Net interest income	$83,915	$87,740
Provision for loan losses	15,000	31,700
Net interest income after provision for loan losses	$68,915	$56,040
Other income:
Trust fees	$11,765	$10,758
Commissions and brokers’ fees, net	1,415	1,309
Remittance processing	7,119	7,116
Service charges on deposit accounts	9,513	8,319
Other service charges and fees	3,963	3,807
Gain on sales of loans	7,444	9,984
Security (losses) gains, net	(2)	1,025
Other	2,786	3,230
Total other income	$44,003	$45,548
Other expenses:
Salaries and wages	$30,678	$30,271
Employee benefits	7,759	7,669
Net occupancy expense of premises	6,762	6,947
Furniture and equipment expense	3,958	4,602
Data processing	6,425	5,855
Amortization of intangible assets	2,653	3,067
Regulatory expense	3,652	5,302
OREO expense	459	1,443
Other	14,228	14,766
Total other expenses	$76,574	$79,922
Income before income taxes	$36,344	$21,666
Income taxes	12,217	5,742
Net income	$24,127	$15,924
Preferred stock dividends and discount accretion	4,108	3,848
Net income available to common stockholders	$20,019	$12,076
Basic earnings per common share	$0.24	$0.18
Diluted earnings per common share	$0.24	$0.18
Dividends declared per share of common stock	$0.12	$0.12

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$28,243	$34,326
Interest and dividends on investment securities:
Taxable interest income	3,845	3,383
Non-taxable interest income	717	751
Dividends	6	7
Total interest income	$32,811	$38,467
Interest expense:
Deposits	$4,457	$7,334
Securities sold under agreements to repurchase	87	129
Short-term borrowings	9	41
Long-term debt	230	629
Junior subordinated debt owed to unconsolidated trusts	301	699
Total interest expense	$5,084	$8,832
Net interest income	$27,727	$29,635
Provision for loan losses	5,000	9,500
Net interest income after provision for loan losses	$22,727	$20,135
Other income:
Trust fees	$3,460	$3,113
Commissions and brokers’ fees, net	495	398
Remittance processing	2,335	2,263
Service charges on deposit accounts	3,283	2,858
Other service charges and fees	1,341	1,304
Gain on sales of loans	2,977	4,104
Security gains, net	—	283
Other	827	527
Total other income	$14,718	$14,850
Other expenses:
Salaries and wages	$11,090	$10,537
Employee benefits	2,494	2,487
Net occupancy expense of premises	2,211	2,374
Furniture and equipment expense	1,294	1,493
Data processing	2,145	2,008
Amortization of intangible assets	885	1,022
Regulatory expense	497	2,155
OREO expense	112	380
Other	4,996	4,586
Total other expenses	$25,724	$27,042
Income before income taxes	$11,721	$7,943
Income taxes	4,151	1,921
Net income	$7,570	$6,022
Preferred stock dividends and discount accretion	1,049	1,283
Net income available to common stockholders	$6,521	$4,739
Basic earnings per common share	$0.08	$0.07
Diluted earnings per common share	$0.08	$0.07
Dividends declared per share of common stock	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$24,127	$15,924
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	309	126
Depreciation and amortization	6,814	7,798
Provision for loan losses	15,000	31,700
Provision for deferred income taxes	10,915	5,762
Amortization of security premiums and discounts, net	4,606	3,476
Security losses (gains), net	2	(1,025)
Gain on sales of loans, net	(7,444)	(9,984)
Net (gain) loss on sales of OREO properties	(101)	1,224
Increase in cash surrender value of bank owned life insurance	(167)	(1,357)
Change in assets and liabilities:
Decrease in other assets	4,069	2,182
Decrease in other liabilities	(4,868)	(1,483)
Decrease in interest payable	(1,507)	(4,321)
Increase in income taxes receivable	(328)	—
Net cash provided by operating activities before loan originations and sales	$51,427	$50,022

Loans originated for sale	(324,090)	(450,290)
Proceeds from sales of loans	345,019	437,879
Net cash provided by operating activities	$72,356	$37,611

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	10,675	40,886
Proceeds from maturities of securities classified available for sale	85,337	138,891
Purchase of securities classified available for sale	(289,465)	(157,450)
Decrease in loans	219,976	237,785
Proceeds from disposition of premises and equipment	946	158
Proceeds from sale of OREO properties	6,563	14,991
Purchases of premises and equipment	(2,068)	(1,723)
Net cash provided by investing activities	$31,964	$273,538

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(182,559)	$(351,872)
Net increase in demand, money market and savings deposits	22,654	104,997
Cash dividends paid	(14,498)	(11,713)
Net decrease in securities sold under agreements to repurchase	(9,077)	(11,906)
Proceeds from short-term borrowings	—	4,000
Principal payments on long-term debt	(23,325)	(29,500)
Repurchase of Series T Preferred Stock	(100,000)	—
Proceeds from issuance of Series C Preferred Stock	72,664	—
Net cash used in financing activities	$(234,141)	$(295,994)
Net (decrease) increase in cash and due from banks	$(129,821)	$15,155
Cash and due from banks, beginning	$418,965	$207,071
Cash and due from banks, ending	$289,144	$222,226

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$19,183	$35,725
Income taxes	$2,756	$1,251

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$8,879	$10,444
Dividends accrued	$378	$752
Conversion of Series B Preferred stock to Common stock	$31,862	$—

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)

Net income	$7,570	$6,022	$24,127	$15,924
Other comprehensive income, before tax:
Unrealized net (losses) gains on securities:
Unrealized net holding gains arising during period	$2,980	$2,162	$7,097	$7,845
Reclassification adjustment for losses (gains) included in net income	—	(283)	2	(1,025)
Other comprehensive income, before tax	$2,980	$1,879	$7,099	$6,820
Income tax expense related to items of other comprehensive income	1,227	747	3,137	2,711
Other comprehensive income, net of tax	$1,753	$1,132	$3,962	$4,109
Comprehensive income	$9,323	$7,154	$28,089	$20,033

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

The accompanying consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended September 30, 2011 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:  Recent Accounting Pronouncements

FASB ASC Topic 220, “Presentation of Comprehensive Income.” New authoritative accounting guidance (Accounting Standards Update No. 2011-05) under ASC Topic 220 amends Topic 220, “Comprehensive Income,” to require all nonowner changes in stockholders’ equity to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update will be effective for the annual periods beginning after December 15, 2011, and will result in a change to the presentation of comprehensive income in the Company’s financial statements.

FASB ASC Topic 310, “Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  On July 21, 2010, new authoritative accounting guidance (Accounting Standards Update No. 2010-20) under ASC Topic 310 was issued which requires an entity to provide more information in its disclosures about the credit quality of its financing receivables and the credit reserves held against them.  This statement addresses only disclosures and does not change recognition or measurement.  The new authoritative accounting guidance under ASC Topic 310 was effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became required for reporting periods beginning on or after January 1, 2011.  Accounting Standards Update No. 2011-01, “Receivables (Topic 310)-Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standard update related to troubled debt restructurings.  Accounting Standards Update No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” clarifies which loan modifications constitute troubled debt restructurings.  It is intended to help creditors in determining whether a modification of the terms of a receivable meet the criteria to be considered a troubled debt restructuring for the purpose of recording an impairment loss and for disclosure of troubled debt restructurings.  Under the new guidance, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  This update became effective for the Company on July 1, 2011, applying retrospectively to restructuring occurring on or after January 1, 2011 but did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 350, “Intangibles — Goodwill and Other — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” New authoritative accounting guidance (Accounting Standards Update No. 2010-28) under ASC Topic 350 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more-likely-than-not that a goodwill impairment exists.  An entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.  This update became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.  Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)-Testing Goodwill for Impairment,” issued in September 2011, simplifies how an entity tests goodwill for impairment.  This update allows the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  If it is more-likely-than-not, using qualitative assessments, that the fair value of a reporting unit is less than its carrying amount, an entity must still perform the existing two-step impairment test.  Otherwise, an entity would not be required to perform the test.  This update will be effective for the annual and interim goodwill impairment tests performed after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

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

Note 3:  Capital

On August 25, 2011, the Company exited the Troubled Asset Relief Program (“TARP”), and announced the issuance of approximately $72.6 million in preferred stock to the Small Business Lending Fund (the “SBLF”) to be used to further enhance its business lending efforts. The SBLF is a U.S. Department of the Treasury lending program that encourages qualified community banks to partner with small businesses and entrepreneurs to create jobs and promote economic development in local communities.

Issuance of Preferred Stock Under Small Business Lending Fund

In conjunction with the SBLF’s investment in the Company, on August 25, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the U.S. Secretary of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $72,664,000.

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, beginning October 1, 2011. The dividend rate is calculated as a percentage of the aggregate Liquidation Amount of the outstanding Series C Preferred Stock and will be based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Company’s wholly owned subsidiary, Busey Bank (the “Bank”). Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, has been set at 5%. For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Bank’s level of QSBL. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The Series C Preferred Stock is non-voting, except in limited circumstances.  The Company may redeem the shares of Series C Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator. The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Redemption of Series T Preferred Stock

The Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”) was issued to the Treasury on March 6, 2009 in connection with the Company’s participation in the TARP Capital Purchase Program (“CPP”). On August 25, 2011, the Company entered into and consummated the transactions contemplated by a letter agreement (the “Repurchase Document”) with the Treasury.  Under the Repurchase Document, the Company redeemed from the Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 100,000 outstanding shares of its Series T Preferred Stock, for a redemption price of approximately $100.1 million, including accrued but unpaid dividends to the date of redemption.

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Since the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  As of September 30, 2011, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding and held by Treasury.

Series B Convertible Cumulative Preferred Stock Issuance and Subsequent Conversion

On December 28, 2010, the Company completed a registered direct offering, issuing 318.6225 shares of Series B Convertible Cumulative Preferred Stock (the “Series B Preferred Stock”) at a price of $100,000 per share, or $31.9 million in the aggregate. The Series B Preferred Stock had a liquidation preference of $100,000 per share and annual dividend of 9.0%.

On March 1, 2011, the Company’s stockholders approved the conversion of the shares of the Series B Preferred Stock issued December 28, 2010, at $4.25 per share, resulting in an additional 7,497,000 common shares outstanding. Following the conversion, no shares of Series B Preferred Stock remained outstanding.

Note 4:  Securities

The amortized cost and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011:	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$45,573	$400	$(129)	$45,844
Obligations of U.S. government corporations and agencies	344,985	10,153	—	355,138
Obligations of states and political subdivisions	125,357	4,314	(56)	129,615
Residential mortgage-backed securities	252,736	6,280	(149)	258,867
Corporate debt securities	2,637	68	(23)	2,682
	771,288	21,215	(357)	792,146
Mutual funds and other equity securities	2,026	1,231	—	3,257

	$773,314	$22,446	$(357)	$795,403

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses	Value
	(dollars in thousands)
U.S. Treasury securities	$306	$75	$—	$381
Obligations of U.S. government corporations and agencies	324,193	9,028	(86)	333,135
Obligations of states and political subdivisions	74,691	2,340	(96)	76,935
Residential mortgage-backed securities	180,578	3,662	(1,234)	183,006
Corporate debt securities	1,443	56	—	1,499
	581,211	15,161	(1,416)	594,956
Mutual funds and other equity securities	3,258	1,245	—	4,503

	$584,469	$16,406	$(1,416)	$599,459

The amortized cost and fair value of debt securities available for sale as of September 30, 2011, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties, therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$110,617	$111,787
Due after one year through five years	372,169	383,095
Due after five years through ten years	209,744	214,970
Due after ten years	78,758	82,294
	$771,288	$792,146

Gains and losses related to sales of securities are summarized as follows:

	Three Months Ended September 30,
	2011	2010
	(dollars in thousands)

Gross security gains	$—	$283
Gross security (losses)	—	—
Net security (losses) gains	$—	$283

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)

Gross security gains	$—	$1,025
Gross security (losses)	(2)	—
Net security (losses) gains	$(2)	$1,025

The tax provision for these net realized gains and losses was insignificant for the three and nine months ended September 30, 2011 and $0.1 million and $0.4 million for the three and nine months ended September 30, 2010, respectively.

Investment securities with carrying amounts of $418.8 million and $405.7 million on September 30, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The following presents information pertaining to securities with gross unrealized losses as of September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

U.S. Treasury securities	$25,063	$129	$—	$—	$25,063	$129
Obligations of states and political subdivisions	18,471	56	—	—	18,471	56
Residential mortgage-backed securities	17,353	149	—	—	17,353	149
Corporate debt securities	665	23			665	23
Total temporarily impaired securities	$61,552	$357	$—	$—	$61,552	$357

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010:	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)

Obligations of U.S. government corporations and agencies	$15,698	$86	$—	$—	$15,698	$86
Obligations of states and political subdivisions	8,452	96	—	—	8,452	96
Residential mortgage-backed securities	95,926	1,234	—	—	95,926	1,234
Total temporarily impaired securities	$120,076	$1,416	$—	$—	$120,076	$1,416

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2011 was 41, which represented a loss of 0.58% of the aggregate carrying value. Based upon review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

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

Note 5:  Loans

Geographic distributions of loans were as follows:

	September 30, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$360,822	$11,310	$21,413	$393,545
Commercial real estate	791,403	139,511	41,598	972,512
Real estate construction	90,501	16,107	23,338	129,946
Retail real estate	442,376	124,645	9,924	576,945
Retail other	25,574	648	144	26,366
Total	$1,710,676	$292,221	$96,417	$2,099,314

Less held for sale(1)				36,199
				$2,063,115

Less allowance for loan losses				63,915

Net loans				$1,999,200

(1) Loans held for sale are included in retail real estate.

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less held for sale(1)				49,684
				$2,319,093

Less allowance for loan losses				76,038

Net loans				$2,243,055

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.7 million and $0.8 million as of September 30, 2011 and December 31, 2010, respectively.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures in place designed to focus our lending efforts on the types, locations and duration of loans most appropriate for our business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of our lending offices.  We make attempts to utilize government assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, where prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  Management routinely (at least quarterly) reviews our allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  Our underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in our loan underwriting.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

Total borrowing relationships, which include direct and indirect debt, are generally limited to $20 million, which is significantly less than our regulatory lending limit.  Borrowing relationships exceeding $20 million are reviewed by our board of directors at least annually and more frequently by management.  At no time is a borrower’s total borrowing relationship to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s various directorates, are reviewed for compliance with regulatory guidelines and by our board of directors at least annually.

The Company maintains an independent loan review department that reviews and validates the loans against the Company’s loan policy on a periodic basis.  In addition to compliance with our policy, the loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.

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

The Company utilizes a loan grading scale to assign a risk grade to all of its loans.  Loans are graded on a scale of 1 through 10 with grades 2,4 & 5 unused.  A description of the general characteristics of the grades is as follows:

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

•                 Grade 9- This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped.  Assets so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

•                 Grade 10- This grade includes “Doubtful” loans that have all the characteristics of a substandard loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral having a value that is difficult to determine.

All loans are graded at inception of the loan.  All commercial and commercial real estate loans above $0.5 million with a grading of seven are reviewed annually and grade changes are made as necessary.  All real estate construction loans above $0.5 million, regardless of the grade, are reviewed annually and grade changes are made as necessary.  Interim grade reviews may take place if circumstances of the borrower warrant a more timely review.  All loans graded eight above $0.5 million are reviewed quarterly.  Further, all loans graded nine or below are reviewed at least quarterly.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non posted and clearings):

	September 30, 2011
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.30	$274,911	$46,435	$33,055	$19,843	$7,991
Commercial real estate	5.92	575,078	108,446	67,795	70,612	11,070
Real estate construction	7.45	30,216	14,935	47,059	17,984	3,645
Retail real estate	3.72	384,708	9,730	3,792	4,323	6,017
Retail other	2.76	24,206	849	639	—	24
Total Illinois/Indiana		$1,289,119	$180,395	$152,340	$112,762	$28,747

Florida
Commercial	6.29	$5,751	$4,167	$390	$303	$699
Commercial real estate	6.58	74,133	12,827	26,914	19,005	6,632
Real estate construction	8.00	1,056	509	12,519	850	1,173
Retail real estate	4.20	89,464	3,492	22,176	3,355	4,736
Retail other	2.47	646	2	—	—	—
Total Florida		$171,050	$20,997	$61,999	$23,513	$13,240
Total		$1,460,169	$201,392	$214,339	$136,275	$41,987

	December 31, 2010
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.20	$292,027	$52,761	$26,526	$34,233	$16,323
Commercial real estate	5.86	660,520	109,553	76,311	72,831	12,868
Real estate construction	7.41	33,489	24,582	49,353	20,026	6,857
Retail real estate	3.72	433,371	12,288	6,781	3,860	5,615
Retail other	4.00	35,989	2,720	4,740	653	—
Total Illinois/Indiana		$1,455,396	$201,904	$163,711	$131,603	$41,663

Florida
Commercial	6.45	$12,777	$257	$913	$302	$3,274
Commercial real estate	6.65	69,758	10,270	34,881	14,905	10,920
Real estate construction	8.22	525	927	12,874	3,321	2,457
Retail real estate	4.21	106,974	3,840	21,985	932	7,162
Retail other	3.42	805	16	127	—	10
Total Florida		$190,839	$15,310	$70,780	$19,460	$23,823
Total		$1,646,235	$217,214	$234,491	$151,063	$65,486

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	September 30, 2011
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non-accrual Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$491	$184	$90	$7,991
Commercial real estate	1,108	878	706	11,070
Real estate construction	—	—	—	3,645
Retail real estate	3,635	629	190	6,017
Retail other	43	1	—	24
Total Illinois/Indiana	$5,277	$1,692	$986	$28,747

Florida
Commercial	$—	$—	$—	$699
Commercial real estate	—	—	—	6,632
Real estate construction	119	—	—	1,173
Retail real estate	1,159	—	—	4,736
Retail other	—	—	—	—
Total Florida	$1,278	$—	$—	$13,240
Total	$6,555	$1,692	$986	$41,987

	December 31, 2010
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non-accrual Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,613	$803	$—	$16,323
Commercial real estate	713	273	458	12,868
Real estate construction	—	620	—	6,857
Retail real estate	8,698	2,978	2,130	5,615
Retail other	2,226	653	30	—
Total Illinois/Indiana	$13,250	$5,327	$2,618	$41,663

Florida
Commercial	$—	$—	$—	$3,274
Commercial real estate	704	337	—	10,920
Real estate construction	175	—	—	2,457
Retail real estate	3,547	109	—	7,162
Retail other	28	—	—	10
Total Florida	$4,454	$446	$—	$23,823
Total	$17,704	$5,773	$2,618	$65,486

The gross interest income that would have been recorded in the three and nine months ended September 30, 2011 if impaired loans had been current in accordance with their original terms was $2.1 million and $4.4 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2011.

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

Our loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where concessions have been granted to borrowers who have experienced financial difficulties. The company will restructure loans for our customers who appear to be able to meet the terms of their loan over the long-term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.

We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest-rate relief, short-term principal payment relief, or short-term principal and interest payment relief.  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals above. A summary of restructured loans as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$26,542	$26,765
30 – 89 days past due	1,542	1,468
Included in non-performing loans	11,744	10,320
Total	$39,828	$38,553

All TDRs are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.  When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans based on present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If we determine that the value of the TDR is less than the recorded investment in the loan, impairment is recognized through an allowance estimate in the period of the modification and in periods subsequent to the modification.

Performing loans classified as TDRs during the three and nine months ended September 30, 2011, segregated by class, are shown below:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Commercial	1	$298	1	$298
Commercial real estate	6	3,533	7	8,970
Real estate construction	—	—	—	—
Retail real estate	2	213	5	714
Retail other	—	—	—	—
Total	9	$4,044	13	$9,982

The commercial TDR for the three and nine months ended September 30, 2011 was a short-term principal payment relief.  The commercial real estate TDRs for the three months ended September 30, 2011 consisted of two modifications for short-term interest-rate relief totaling $1.9 million and four modifications for short-term principal payment relief totaling $1.6 million.  The commercial real estate TDRs for the nine months ended September 30, 2011 consisted of three modifications for short-term interest-rate relief totaling $7.3 million and four modifications for short-term principal payment relief totaling $1.6 million.  All TDRs in retail real estate were short-term interest-rate relief.

The gross interest income that would have been recorded in the three and nine months ended September 30, 2011 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDR loans that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and nine months ended September 30, 2011, segregated by class, are shown below:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Commercial	—	$—	—	$—
Commercial real estate	2	2,575	3	5,511
Real estate construction	—	—	1	270
Retail real estate	2	474	4	2,111
Retail other	—	—	—	—
Total	4	$3,049	8	$7,892

The following tables provide details of impaired loans, segregated by category, as of September 30, 2011 and December 31, 2010. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	September 30, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$16,092	$6,917	$2,374	$9,291	$330	$15,119
Commercial real estate	43,296	21,722	10,706	32,428	4,218	34,681
Real estate construction	12,662	9,440	—	9,440	—	16,711
Retail real estate	32,273	25,137	—	25,137	—	32,050
Retail other	32	25	—	25	—	31
Total	$104,355	$63,241	$13,080	$76,321	$4,548	$98,592

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$29,387	$13,103	$6,751	$19,854	$3,125	$15,155
Commercial real estate	44,538	29,358	7,407	36,765	3,464	40,120
Real estate construction	20,564	14,635	989	15,624	404	34,829
Retail real estate	46,443	28,967	7,801	36,768	3,806	38,773
Retail other	43	41	—	41	—	91
Total	$140,975	$86,104	$22,948	$109,052	$10,799	$128,968

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the allowance methodology is consistent with prior periods and the balance is adequate to cover the estimated losses in our loan portfolio at September 30, 2011 and December 31, 2010.

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

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.25% and 3% as of September 30, 2011 and December 31, 2010, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, we add the additional amount to the allocation.  The minimum additional amount for grade 8 loans is 1.25% based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.

The specific portion of the Company’s allowance relates to loans that are impaired, which includes non-performing loans, troubled debt restructurings and other loans determined to be impaired.  The impaired loans are subtracted from the general loans and are allocated specific reserves as discussed above.

Impaired loans are reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using a combination of observable inputs, including recent appraisals discounted for collateral specific changes and current market conditions, and unobservable inputs based on customized discounting criteria.  Due to the significant and rapid decline in real estate valuations in southwest Florida in recent years, valuations of collateral in this market are largely based upon current market conditions and unobservable inputs, which typically indicate a value less than appraised value.

The historical general quantitative allocation is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factor; (vi) Impact of Competition, Legal & Regulatory issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trend; and (x) Non-Accrual, Past Due and Classified Trend.  Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.  Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.

During the third quarter of 2011, we slightly adjusted the Florida qualitative factors relating to Valuation of Underlying Collateral, Impact of Competition, Legal & Regulatory issues and Nature and Volume of Loan Portfolio downward, as we have seen signs of stabilization.  If trends continue to show positive signs, we ultimately hope to further reduce the Florida factors to be comparable to Illinois/Indiana.  The adjustment of the Florida qualitative factors decreased our allowance requirements by $0.3 million at September 30, 2011 compared to the method used for June 30, 2011.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the three months ended September 30, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$11,794	$30,134	$10,016	$14,488	$2,897	$—	$69,329
Provision for loan loss	199	5,702	(71)	1,258	(2,088)	—	5,000
Charged-off	1,760	5,022	1,789	3,283	203	—	12,057
Recoveries	27	283	6	1,219	108	—	1,643
Ending Balance	$10,260	$31,097	$8,162	$13,682	$714	$—	$63,915

	As of and for the three months ended September 30, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$17,355	$32,566	$24,818	$11,759	$5,631	$—	$92,129
Provision for loan loss	229	5,555	(1,653)	9,000	(3,631)	—	9,500
Charged-off	2,867	5,466	6,931	4,042	79	—	19,385
Recoveries	80	563	59	96	56	—	854
Ending Balance	$14,797	$33,218	$16,293	$16,813	$1,977	$—	$83,098

	As of and for the nine months ended September 30, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$13,840	$32,795	$11,903	$14,947	$2,553	$—	$76,038
Provision for loan loss	4,292	8,260	(731)	5,852	(2,673)	—	15,000
Charged-off	9,380	10,445	4,105	9,312	502	—	33,744
Recoveries	1,508	487	1,095	2,195	1,336	—	6,621
Ending Balance	$10,260	$31,097	$8,162	$13,682	$714	$—	$63,915

Amount allocated to:
Loans individually evaluated for impairment	$330	$4,218	$—	$—	$—	$—	$4,548
Loans collectively evaluated for impairment	$9,930	$26,879	$8,162	$13,682	$714	$—	$59,367
Ending Balance	$10,260	$31,097	$8,162	$13,682	$714	$—	$63,915

Loans:
Loans individually evaluated for impairment	$9,291	$32,428	$9,440	$25,137	$25	$—	$76,321
Loans collectively evaluated for impairment	$384,254	$940,084	$120,506	$515,609	$26,341	$—	$1,986,794
Ending Balance	$393,545	$972,512	$129,946	$540,746	$26,366	$—	$2,063,115

	As of and for the nine months ended September 30, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total

Beginning balance	$9,824	$38,249	$37,490	$12,753	$1,440	$423	$100,179
Provision for loan loss	11,081	10,554	(5,126)	13,400	1,791	—	31,700
Charged-off	6,231	18,428	24,321	11,451	1,476	423	62,330
Recoveries	123	2,843	8,250	2,111	222	—	13,549
Ending Balance	$14,797	$33,218	$16,293	$16,813	$1,977	$—	$83,098

Amount allocated to:
Loans individually evaluated for impairment	$3,197	$1,949	$298	$3,554	$—	$—	$8,998
Loans collectively evaluated for impairment	$11,600	$31,269	$15,995	$13,259	$1,977	$—	$74,100
Ending Balance	$14,797	$33,218	$16,293	$16,813	$1,977	$—	$83,098

Loans:
Loans individually evaluated for impairment	$22,357	$36,181	$29,320	$39,929	$104	$—	$127,891
Loans collectively evaluated for impairment	$421,079	$1,102,321	$152,447	$596,025	$66,897	$—	$2,338,769
Ending Balance	$443,436	$1,138,502	$181,767	$635,954	$67,001	$—	$2,466,660

Note 6: Securities Sold Under Agreements to Repurchase

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

The following table sets forth the distribution of securities sold under agreements to repurchase and weighted average interest rates:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Balance	$129,905	$138,982
Weighted average interest rate at end of period	0.23%	0.32%
Maximum outstanding at any month end	$142,557	$141,276
Average daily balance	$130,062	$134,207
Weighted average interest rate during period (1)	0.31%	0.41%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 7:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net income available to common stockholders	$6,521	$4,739	$20,019	$12,076
Shares:
Weighted average common shares outstanding	86,597	66,361	84,867	66,361

Dilutive effect of outstanding options and warrants as determined by the application of the treasury stock method	11	—	13	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	86,608	66,361	84,880	66,361

Basic earnings per common share	$0.08	$0.07	$0.24	$0.18

Diluted earnings per common share	$0.08	$0.07	$0.24	$0.18

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option or grant price of a restricted stock unit, that option/restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At September 30, 2011, 1,101,672 outstanding options, 573,833 warrants, and 254,090 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 8:  Stock-based Compensation

Under the terms of the Company’s equity compensation plans, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of September 30, 2011, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.  Due to First Busey’s participation in the TARP CPP through August 25, 2011, it was not permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice.  However, as described under “Note 3 — Capital,” as of August 25, 2011, the Company is no longer a participant in the TARP CPP, and therefore is no longer subject to these stock repurchase restrictions.

A description of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company’s equity incentive plans are designed to encourage ownership of our common stock by our employees and directors, to provide additional incentive for them to promote the success of our business, and to attract and retain talented personnel. All of our employees and directors, and those of our subsidiaries, are eligible to receive awards under the plans.

A summary of the status of and changes in the Company’s stock option plans for the nine months ended September 30, 2011 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,351,593	$16.09
Granted	—	—
Exercised	—	—
Forfeited	189,921	13.57
Outstanding at end of period	1,161,672	$16.72	2.92

Exercisable at end of period	1,161,672	$16.72	2.92

The Company recognized an insignificant amount of compensation expense related to stock options for the nine months ended September 30, 2011.

A summary of the changes in the Company’s non-vested stock awards (restricted stock units) for the nine months ended September 30, 2011, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Outstanding at beginning of year	194,914	$4.75
Granted	273,154	5.17
Dividend Equivalents Earned	6,446	5.17
Forfeited	—	—
Outstanding at end of period	474,515	$4.99

On September 21, 2011, under the terms of the 2010 Equity Incentive Plan, the Company granted 28,846 restricted stock units (“RSUs”) to a member of management. As the stock price on the grant date of September 21, 2011 was $4.16, total compensation cost to be recognized is $120,000. This cost will be recognized over a period of one to three years.  Per the agreement, 9,615 units vest over a requisite service period of one year, 9,615 units vest over a requisite service period of two years, and the remaining 9,616 units vest over a requisite service period of three years.  Subsequent to each requisite service period, the awards will vest 100%.

On July 26, 2011, under the terms of the 2010 Equity Incentive Plan, the Company granted 4,826 RSUs to the Chairman of the Board.  As the stock price on the grant date of July 26, 2011 was $5.18, total compensation cost to be recognized is $25,000. This cost will be recognized over the requisite service period of one year following which the awards will vest 100%.

On July 13, 2011, under the terms of the 2010 Equity Incentive Plan, the Company granted 155,719 RSUs to certain members of management.  As the stock price on the grant date of July 13, 2011 was $5.29, total compensation cost to be recognized is $823,750. This cost will be recognized over the requisite service period of five years following which the awards will vest 100%.

Also on July 13, 2011, under the terms of the 2010 Equity Incentive Plan, the Company granted 66,163 RSUs to certain members of management.  As the stock price on the grant date of July 13, 2011 was $5.29, total compensation cost to be recognized is $350,000. This cost will be recognized over the requisite service period of two years following which the awards will vest 100%.

On June 21, 2011, under the terms of the 2010 Equity Incentive Plan, the Company granted 17,600 RSUs to directors.  As the stock price on the grant date of June 21, 2011 was $5.25, total compensation cost to be recognized is $92,400.  This cost will be recognized over the requisite service period of one year following which the awards will vest 100%.

On July 12, 2010, under the terms of the 2010 Equity Incentive Plan, the Company granted 191,579 RSUs to certain members of management.  As the stock price on the grant date of July 12, 2010 was $4.75, total compensation cost to be recognized is $910,000.  This cost will be recognized over the requisite service period of five years following which the awards will vest 100%.

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

The Company recognized $0.3 million of compensation expense related to non-vested RSUs for the nine months ended September 30, 2011.  As of September 30, 2011, there was $2.0 million of total unrecognized compensation cost related to these non-vested RSUs.

Note 9:  Income Taxes

At September 30, 2011, the Company was under examination by the Internal Revenue Service for tax years 2009 and 2010.

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

The Company and its subsidiary’s exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiary use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$506,571	$498,143
Standby letters of credit	16,502	15,538

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2011 and December 31, 2010, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of September 30, 2011, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Goodwill & Total Assets:
Busey Bank	$—	$—	$3,318,977	$3,577,542
FirsTech	8,992	8,992	25,476	24,473
Busey Wealth Management	11,694	11,694	26,114	26,269
All Other	—	—	22,318	(23,281)
Total	$20,686	$20,686	$3,392,885	$3,605,003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$32,711	$38,398	$101,361	$118,946
FirsTech	19	12	48	43
Busey Wealth Management	69	67	190	188
All Other	12	(10)	(9)	(33)
Total Interest Income	$32,811	$38,467	$101,590	$119,144

Interest Expense:
Busey Bank	$4,783	$8,027	$16,080	$29,061
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	301	805	1,595	2,343
Total Interest Expense	$5,084	$8,832	$17,675	$31,404

Other Income:
Busey Bank	$9,270	$9,509	$27,709	$28,517
FirsTech	2,356	2,328	7,189	7,245
Busey Wealth Management	3,676	3,246	11,198	10,469
All Other	(584)	(233)	(2,093)	(683)
Total Other Income	$14,718	$14,850	$44,003	$45,548

Net Income:
Busey Bank	$7,068	$5,449	$22,984	$14,221
FirsTech	381	425	1,253	1,522
Busey Wealth Management	749	716	2,417	2,574
All Other	(628)	(568)	(2,527)	(2,393)
Total Net Income	$7,570	$6,022	$24,127	$15,924

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

There were no transfers between levels during the quarter ended September 30, 2011.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect, among other things,  counterparty credit quality and the company’s creditworthiness as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

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

The market inputs that the independent pricing service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.  The independent pricing service also monitors market indicators, industry and economic events.  Information of this nature is a trigger to acquire further market data.  For certain security types, additional inputs may be used or some of the market inputs may not be applicable.  Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on a given day.  Because the data utilized was observable, the securities have been classified as level 2 in the ASC 820 fair value hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2011
Securities available-for-sale:
U.S. Treasury securities	$—	$45,844	$—	$45,844
Obligations of U.S. government corporations and agencies	—	355,138	—	355,138
Obligations of states and political subdivisions	—	129,615	—	129,615
Residential mortgage-backed securities	—	258,867	—	258,867
Corporate debt securities	2,682	—	—	2,682
Mutual funds and other equity securities	3,257	—	—	3,257
	$5,939	$789,464	$—	$795,403
December 31, 2010
Securities available-for-sale:
U.S. Treasury securities	$—	$381	$—	$381
Obligations of U.S. government corporations and agencies	—	333,135	—	333,135
Obligations of states and political subdivisions	—	76,935	—	76,935
Residential mortgage-backed securities	—	183,006	—	183,006
Corporate debt securities	1,499	—	—	1,499
Mutual funds and other equity securities	4,503	—	—	4,503
	$6,002	$593,457	$—	$599,459

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired Loans. The Company does not record loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral.  Impaired loans measured at fair value typically consist of loans on non-accrual status and restructured loans in compliance with modified terms.  Collateral values are estimated using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all impaired loan fair values have been classified as level 3 in the ASC 820 fair value hierarchy. Non-financial assets and non-financial liabilities measured at fair value include foreclosed assets (upon initial recognition or subsequent impairment). Foreclosed assets are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all foreclosed asset fair values have been classified as level 3 in the ASC 820 fair value hierarchy.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2011
Impaired loans	$—	$—	$8,532	$8,532
Foreclosed assets	—	—	201	201

December 31, 2010
Impaired loans	$—	$—	$12,149	$12,149
Foreclosed assets	—	—	310	310

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in our 2010 Annual Report on Form 10-K.

The estimated fair values of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)

Financial assets:
Securities	$795,403	$795,403	$599,459	$599,459
Loans held for sale	36,199	36,977	49,684	50,331
Loans, net	1,999,200	2,038,096	2,243,055	2,282,681
Accrued interest receivable	12,159	12,159	12,633	12,633

Financial liabilities:
Deposits	$2,756,461	$2,767,559	$2,916,366	$2,928,240
Securities sold under agreements to repurchase	129,905	129,905	138,982	138,982
Long-term debt	19,834	20,745	43,159	44,934
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	54,547
Accrued interest payable	1,900	1,900	3,408	3,408

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at September 30, 2011 (unaudited), as compared with June 30, 2011 (unaudited) and December 31, 2010, and the results of operations for the three and nine months ended September 30, 2011 and 2010 (unaudited) and June 30, 2011 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as our 2010 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Operating Results

Our net income increased to $7.6 million in the third quarter of 2011 as compared to $6.0 million in the third quarter of 2010, but only slightly increased from $7.4 million in the second quarter of 2011. The primary drivers of the increase in the third quarter of 2011 as compared to the comparable period in 2010 relate to a $4.5 million decline in provision for loan losses and a reduction in regulatory expense of $1.7 million. The lower provision and regulatory expense was partially offset by declines in net interest income and sales of residential mortgage loans, resulting in an overall increase in net income of $1.6 million.

Significant operating performance items were:

•      Net interest income declined to $27.7 million in the third quarter of 2011, compared to $27.8 million in the second quarter of 2011 and $29.6 million in the third quarter of 2010.  Net interest income for the first nine months of 2011 was $83.9 million compared to $87.7 million for the same period of 2010. The decline in net interest income for these periods was primarily related to a decline in loan interest and fees, which has been partially offset by reduced funding costs.

•      Net interest margin increased to 3.57% for the third quarter of 2011 as compared to 3.54% for the second quarter of 2011, but decreased from 3.64% for the third quarter of 2010. The net interest margin of 3.55% for the first nine months of 2011 was consistent with the same period of 2010.

•      Gains on sales of residential mortgage loans increased to $3.0 million in the third quarter of 2011 compared to $1.8 million in the second quarter of 2011, but decreased from $4.1 million in the third quarter of 2010.  The increase in the third quarter versus the second quarter of 2011 was primarily due to increased loan volume caused by refinancing as mortgage rates have declined to record lows during the third quarter of 2011.

•      Total non-interest expense of $25.7 million for the third quarter of 2011 was consistent with $25.2 million recorded for the second quarter of 2011, but decreased from $27.0 million for the third quarter of 2010.  The decrease in the third quarter of 2011 as compared to the comparable period in 2010 primarily related to a decline in regulatory expense of $1.7 million as a result of a change in FDIC assessment methodology, partially offset by an increase in salary and wages, data processing and other operating expense.

•      The efficiency ratio increased to 57.87% for the third quarter of 2011 from 57.80% for the second quarter of 2011, but improved from 58.21% for the third quarter of 2010. The efficiency ratio for the first nine months of 2011 was 57.16%, a slight improvement from 57.46% for the same period of 2010.

•      Total revenue, net of interest expense and security gains, for the third quarter of 2011 was $42.4 million, compared to $41.6 million for the second quarter of 2011 and $44.2 million for the third quarter of 2010.  Total revenue for the first nine months of 2011 was $127.9 million as compared to $132.3 million in the same period of 2010.

•      FirsTech’s net income of $0.4 million for the third quarter of 2011 remained consistent with the second quarter of 2011 and the third quarter of 2010. FirsTech’s net income for the first nine months of 2011 was $1.3 million as compared to $1.5 million in the same period of 2010.

•      Busey Wealth Management’s net income of $0.7 million for the third quarter of 2011 decreased from $1.0 million for the second quarter of 2011, but was consistent with net income of $0.7 million for the third quarter of 2010.  Busey Wealth Management’s net income for the first nine months of 2011 was $2.4 million as compared to $2.6 million for the first nine months of 2010.

Asset Quality

Our non-performing loans at September 30, 2011 continued to show improvement.  We expect continued gradual improvement in our overall asset quality during the remainder of 2011; however, this continues to be dependent upon market specific economic conditions.  The key metrics are as follows:

•      Non-performing loans decreased to $42.9 million at September 30, 2011 from $53.8 million at June 30, 2011 and $68.1 million at December 31, 2010.

•                  Illinois non-performing loans decreased to $25.3 million at Sep 30, 2011 from $27.8 million at June 30, 2011 and $38.3 million at December 31, 2010.

•                  Florida non-performing loans decreased to $13.2 million at September 30, 2011 from $19.5 million at June 30, 2011 and $23.8 million at December 31, 2010.

•                  Indiana non-performing loans decreased to $4.4 million at September 30, 2011 from $6.5 million at June 30, 2011 and $6.0 million at December 31, 2010.

•      Loans 30-89 days past due decreased to $8.2 million at September 30, 2011 from $17.1 million at June 30, 2011 and $23.5 million at December 31, 2010.

•      Other non-performing assets increased to $11.6 million at September 30, 2011 from $6.9 million at June 30, 2011 and $9.2 million at December 31, 2010 due to the foreclosure of four large commercial properties during the third quarter.

•      The ratio of non-performing assets to total loans plus other real estate owned at September 30, 2011 decreased to 2.58% from 2.79% at June 30, 2011 and 3.25% at December 31, 2010.

•      The allowance for loan losses to non-performing loans ratio increased to 148.73% at September 30, 2011 from 128.94% at June 30, 2011 and 111.64% at December 31, 2010.

•      The allowance for loan losses to total loans ratio decreased to 3.04% at September 30, 2011 compared to 3.20% at June 30, 2011 and 3.21% at December 31, 2010.

•      Net charge-offs totaled $10.4 million in the third quarter of 2011 as compared to $10.5 million in the second quarter of 2011 and $18.5 million in the third quarter of 2010.

•      Provision expense of $5.0 million recorded in the third quarter of 2011 was consistent with the amount recorded in the second quarter of 2011 and was lower than the $9.5 million recorded in the third quarter of 2010.

Our priorities remain balance sheet strength, profitability and growth — in that order.  We expect to continue to see gradual improvement in non-performing loans and profitability while maintaining high capital ratios.   In January 2011 we embarked upon an initiative (which we call B5th) to spur organic growth by providing new tools to our front line associates. We continue to experience modest success in our retail channel from this growth initiative.  We are now beginning to invest further in the growth of our business banking segment.  The primary investment will be in people, both our current associates and new associates who we are actively recruiting.  We are emphasizing our growth through the increased business expectations from our existing associates and the hiring of experienced bankers with proven track records in our markets. While maintaining our priorities of balance sheet strength and profitability, achieving meaningful organic growth is a significant focus for 2012, and we also believe external growth opportunities will play an important role in our future.

Economic Conditions of Markets

The Illinois markets possess strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced a level of economic distress in recent years, they did not experience it to the level of many other areas, including our southwest Florida market.  While future economic conditions remain uncertain, our markets have not experienced further significant downside impact over the last few quarters.

Champaign County is home to the University of Illinois — Urbana/Champaign (U of I), the University’s primary campus.  U of I has in excess of 42,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to Archer Daniels Midland (ADM), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with over $1.5 billion in agricultural output, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

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

The largest portion of the Company’s customer base is within the State of Illinois, whose financial condition is among the most troubled of any in the United States.  In January 2011, the State of Illinois passed a bill increasing income taxes for both individuals and corporations.  Additionally, the Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  In February 2011, the State of Illinois issued debt for the primary purpose of supporting its pension obligations.  Currently the State of Illinois is behind on certain payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

							Change in income/
	2011			2010			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$244,712	$165	0.27%	$148,396	$120	0.32%	$68	$(23)	$45
Investment securities
U.S. Government obligations	398,857	2,338	2.33%	360,779	2,318	2.55%	233	(213)	20
Obligations of states and political subdivisions (1)	118,409	1,103	3.70%	82,310	1,155	5.57%	410	(462)	(52)
Other securities	248,217	1,348	2.15%	108,939	952	3.47%	862	(466)	396
Loans(1) (2)	2,128,079	28,334	5.28%	2,580,563	34,420	5.29%	(6,025)	(61)	(6,086)
Total interest-earning assets	$3,138,274	$33,288	4.21%	$3,280,987	$38,965	4.71%	$(4,452)	$(1,225)	$(5,677)

Cash and due from banks	77,071			80,991
Premises and equipment	70,870			75,102
Allowance for loan losses	(69,360)			(92,743)
Other assets	204,023			253,900

Total Assets	$3,420,878			$3,598,237

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$41,424	$22	0.21%	$40,918	$34	0.33%	$—	$(12)	$(12)
Savings deposits	187,602	78	0.16%	178,715	101	0.22%	5	(28)	(23)
Money market deposits	1,228,590	964	0.31%	1,187,638	1,289	0.43%	43	(368)	(325)
Time deposits	845,975	3,393	1.59%	1,122,228	5,910	2.09%	(1,279)	(1,238)	(2,517)
Short-term borrowings:
Repurchase agreements	127,413	87	0.27%	135,787	129	0.38%	(7)	(35)	(42)
Other	—	9	—%	4,000	41	4.07%	(16)	(16)	(32)
Long-term debt	19,834	230	4.60%	54,000	629	4.62%	(396)	(3)	(399)
Junior subordinated debt owed to unconsolidated trusts	55,000	301	2.17%	55,000	699	5.04%	—	(398)	(398)
Total interest-bearing liabilities	$2,505,838	$5,084	0.80%	$2,778,286	$8,832	1.26%	$(1,650)	$(2,098)	$(3,748)

Net interest spread			3.41%			3.45%

Noninterest-bearing deposits	465,664			453,091
Other liabilities	27,200			31,944
Stockholders’ equity	422,176			334,916

Total Liabilities and Stockholders’ Equity	$3,420,878			$3,598,237

Interest income / earning assets (1)	$3,138,274	$33,288	4.21%	$3,280,987	$38,965	4.71%
Interest expense / earning assets	$3,138,274	$5,084	0.64%	$3,280,987	$8,832	1.07%

Net interest margin (1)		$28,204	3.57%		$30,133	3.64%	$(2,802)	$873	$(1,929)

(1)       On a tax-equivalent basis assuming a federal income tax rate of 35% for 2011 and 2010.

(2)       Non-accrual loans have been included in average loans.

(3)       Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

							Change in income/
	2011			2010			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$303,629	$579	0.25%	$143,733	$260	0.24%	$304	$15	$319
Investment securities
U.S. Government obligations	384,020	6,955	2.42%	357,217	7,499	2.81%	535	(1,079)	(544)
Obligations of states and political subdivisions (1)	97,101	3,229	4.45%	81,079	3,457	5.70%	612	(840)	(228)
Other securities	221,779	4,033	2.43%	117,971	3,232	3.66%	2,152	(1,351)	801

Loans(1) (2)	2,207,011	88,192	5.34%	2,661,535	106,186	5.33%	(18,162)	168	(17,994)
Total interest-earning assets	$3,213,540	$102,988	4.29%	$3,361,535	$120,634	4.80%	$(14,559)	$(3,087)	$(17,646)

Cash and due from banks	76,576			80,064
Premises and equipment	71,982			76,106
Allowance for loan losses	(73,654)			(96,983)
Other assets	211,677			262,031

Total Assets	$3,500,121			$3,682,753

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$40,712	$69	0.23%	$40,399	$98	0.32%	$1	$(30)	$(29)
Savings deposits	189,516	240	0.17%	175,660	306	0.23%	23	(89)	(66)
Money market deposits	1,231,888	2,963	0.32%	1,140,904	4,560	0.53%	339	(1,936)	(1,597)
Time deposits	896,749	11,264	1.68%	1,252,962	21,580	2.30%	(5,285)	(5,031)	(10,316)
Short-term borrowings:
Repurchase agreements	130,062	298	0.31%	134,228	440	0.44%	(13)	(129)	(142)
Other	—	29	—%	1,363	44	4.32%	(8)	(7)	(15)
Long-term debt	32,122	1,212	5.04%	67,697	2,313	4.57%	(1,321)	220	(1,101)
Junior subordinated debt owed to unconsolidated trusts	55,000	1,600	3.89%	55,000	2,063	5.01%	—	(463)	(463)
Total interest-bearing liabilities	$2,576,049	$17,675	0.92%	$2,868,213	$31,404	1.46%	$(6,264)	$(7,465)	$(13,729)

Net interest spread			3.37%			3.34%

Noninterest-bearing deposits	470,965			449,261
Other liabilities	30,180			33,587
Stockholders’ equity	422,927			331,692

Total Liabilities and Stockholders’ Equity	$3,500,121			$3,682,753

Interest income / earning assets (1)	$3,213,540	$102,988	4.29%	$3,361,535	$120,634	4.80%
Interest expense / earning assets	$3,213,540	$17,675	0.74%	$3,361,535	$31,404	1.25%

Net interest margin (1)		$85,313	3.55%		$89,230	3.55%	$(8,295)	$4,378	$(3,917)

(1)             On a tax-equivalent basis assuming a federal income tax rate of 35% for 2011 and 2010.

(2)             Non-accrual loans have been included in average loans.

(3)             Annualized.

Average earning assets decreased for the three and nine month periods ended September 30, 2011 as compared to the same periods of 2010.  The decline in the average balance of earning assets was due primarily to the decrease in loans as we continue to work on strengthening our balance sheet by actively removing under and non-performing loans from our loan portfolio and reducing our exposure to construction and development loans and commercial real estate.  Soft loan demand and strong competition contributed to our lack of loan growth.  Cash and securities increased, which offset the decline in average loans; however, at a much lower yield.  Interest-bearing liabilities decreased for the three and nine month periods ended September 30, 2011 as compared to the same periods of 2010 due to a focus on reducing our non-core funding, which we were able to do in light of a decrease in our average loans and a continued increase in our average noninterest-bearing deposits.

Interest income, on a tax-equivalent basis, decreased for the three and nine month periods ended September 30, 2011, as compared to the same periods of 2010. The interest income decline primarily related to the decrease in loan volume.  Interest expense decreased for the three and nine month periods ended September 30, 2011 as compared to the same periods of 2010.  The decrease in interest expense was primarily due to the declining deposit and debt interest rate environment and our reductions in all non-core funding sources.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.57% for the three month period ended September 30, 2011 from 3.64% for the same period in 2010 and remained steady at 3.55% for the nine month period ended September 30, 2011 and 2010.  The net interest spread, also on a tax-equivalent basis, was 3.41% for the three month period ended September 30, 2011, compared to 3.45% for the same period in 2010 and was 3.37% for the nine months ended September 30, 2011 compared to 3.34% for the same period in 2010.

Quarterly net interest margins for 2010-2011 were as follows:

	2011	2010
First Quarter	3.55%	3.52%
Second Quarter	3.54%	3.49%
Third Quarter	3.57%	3.64%
Fourth Quarter	—	3.68%

The net interest margin has held relatively steady during 2011, but has declined from levels of the last two quarters in 2010 due to the growth in earning assets in low-yielding cash and cash equivalents, which was primarily a result of a decrease in loans.  We continue to experience downward pressure on our yield in interest earning assets.  We have limited ability to improve margin through funding rate decreases and we believe improvements in margin will be achieved in the short term through investment of our liquid funds at higher yields.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in our 2010 Annual Report on Form 10-K for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(dollars in thousands)
Trust fees	$3,460	$3,113	11.1%	$11,765	$10,758	9.4%
Commissions and brokers’ fees, net	495	398	24.4%	1,415	1,309	8.1%
Remittance processing	2,335	2,263	3.2%	7,119	7,116	—%
Service charges on deposit accounts	3,283	2,858	14.9%	9,513	8,319	14.4%
Other service charges and fees	1,341	1,304	2.8%	3,963	3,807	4.1%
Gain on sales of loans	2,977	4,104	(27.5)%	7,444	9,984	(25.4)%
Security (losses) gains, net	—	283	—%	(2)	1,025	NM
Other	827	527	56.9%	2,786	3,230	(13.7)%
Total other income	$14,718	$14,850	(0.9)%	$44,003	$45,548	(3.4)%

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and nine month periods ended September 30, 2011 as compared to same periods in 2010.  The increase was led by modest organic growth, which increased assets under management and activity, and improved security market valuations.  Assets under management averaged $3.8 billion for the first nine months of 2011 as compared to $3.4 billion for the first nine months of 2010.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue was up slightly for the three month period ended September 30, 2011 as compared to the same period of 2010 due to an increased volume of online bill pay.   FirsTech’s revenue was steady for the nine months ended September 30, 2011 compared to the same period of 2010.

Overall, service charges increased for the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010.  We instituted account changes in the fourth quarter of 2010 that have positively influenced our service fees. However, new regulation regarding certain charges on deposit accounts has partially offset these increases and may continue to negatively impact the revenue derived from charges on deposit accounts going forward, as many regulations approved by Congress have yet to be written and implemented.  Certainly, as new regulations are adopted, our cost to comply will increase.

Gain on sales of loans decreased for the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010.  This is a result of the decline in loan refinancing during the first three quarters of 2011; however, mortgage rates declined to record lows during the third quarter of 2011 and our residential mortgage pipeline at September 30, 2011 is the largest it has been during 2011.

Other income increased for the three month period ended September 30, 2011 as compared to the same period in 2010 primarily because of an increase in loan servicing income as our serviced portfolio grew.   Other income decreased for the nine month period ended September 30, 2011 as compared to the same periods in 2010.   Income related to our bank owned life insurance decreased $0.5 million for the nine months ended September 30, 2011 as compared to the same period of 2010.  Additionally, in 2011, we had a fixed asset disposal loss of $0.2 million compared to minimal amounts of such expense for the same period of 2010.  These reductions to other income were partially offset by an increase in loan servicing income for the nine months ended September 30, 2011 of $0.3 million as compared to the same period of 2010.

OTHER EXPENSE

	Three Months Ended September 30			Nine Months Ended September 30
	2011	2010	% Change	2011	2010	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$11,090	$10,537	5.2%	$30,678	$30,271	1.3%
Employee benefits	2,494	2,487	0.3%	7,759	7,669	1.2%
Total compensation expense	$13,584	$13,024	4.3%	$38,437	$37,940	1.3%

Net occupancy expense of premises	2,211	2,374	(6.9)%	6,762	6,947	(2.7)%
Furniture and equipment expenses	1,294	1,493	(13.3)%	3,958	4,602	(14.0)%
Data processing	2,145	2,008	6.8%	6,425	5,855	9.7%
Amortization of intangible assets	885	1,022	(13.4)%	2,653	3,067	(13.5)%
Regulatory expense	497	2,155	(76.9)%	3,652	5,302	(31.1)%
OREO expense	112	380	(70.5)%	459	1,443	(68.2)%
Other	4,996	4,586	8.9%	14,228	14,766	(3.6)%
Total other expense	$25,724	$27,042	(4.9)%	$76,574	$79,922	(4.2)%

Income taxes	$4,151	$1,921	116.1%	$12,217	$5,742	112.8%
Effective rate on income taxes	35.4%	24.2%		33.6%	26.5%

Efficiency ratio	57.87%	58.21%		57.16%	57.46%

Total compensation expense increased slightly for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.  Full-time equivalent employees increased to 883 at September 30, 2011 from 857 one year earlier. We are beginning to invest further in the growth of our business banking segment and one way is through investment in additional bankers.  We expect a continued increase in full-time equivalent employees and compensation expense.

Combined occupancy expenses and furniture and equipment expenses decreased for the three and nine months ended September 30, 2011 as we continue to manage expenses and have minimal investment in capital expenditures.  Data processing expense increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 as we continue to invest in additional systems and hardware to better serve our customers.

Amortization expense decreased as we are now in the fourth year of amortization arising from the merger with Main Street.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense decreased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 as a result of a change in FDIC assessment methodology which became effective April 1, 2011. We anticipate that our regulatory expenses will generally remain at lower levels for the near future; however, not as low as the third quarter of 2011 because that period includes a reduction of $0.4 million as we adjusted our prepaid to reflect the assessment change.

Our costs associated with OREO, such as collateral preservation and legal fees, decreased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 due to the decline in the number of commercial properties held.  Under-performing commercial properties require a greater expense to carry and operate than residential properties.  During the third quarter of 2011, we foreclosed on four large commercial properties so we may experience increased OREO costs in the future while holding these properties.

The effective rate on income taxes, or income taxes divided by income before taxes, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.  During 2010, tax preferred items represented a greater portion of our income than in the comparable period in 2011; thus, the effective tax rate in the nine months ended September 30, 2010 of 24.2% was lower than the rate of 35.4% for the nine months ended September 30, 2011.  Additionally, in January 2011, the State of Illinois passed an income tax increase for both individuals and corporations, which increased our state tax expense for 2011 and will likely continue to do so in future years.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio for the three and nine month periods ended September 30, 2011 decreased from the comparable periods in 2010.  The primary reason for the decrease related to the reduction in expenses, as noted above.  We believe that further improvements, resulting in a lower efficiency ratio, will be driven by improvement in our net interest margin and non-interest income as opposed to further reductions in costs.  As we continue to add full time equivalent employees in the coming quarters, this may have a negative effect on the efficiency ratio until marginal income growth exceeds the marginal cost of our investment.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	September 30, 2011	December 31, 2010	% Change
	(dollars in thousands)
Assets
Securities available for sale	$795,403	$599,459	32.7%
Loans, net	2,035,399	2,292,739	(11.2)%

Total assets	$3,392,885	$3,605,003	(5.9)%

Liabilities
Deposits:
Noninterest bearing	$467,775	$460,661	1.5%
Interest bearing	2,288,686	2,455,705	(6.8)%
Total deposits	$2,756,461	$2,916,366	(5.5)%

Securities sold under agreements to repurchase	129,905	138,982	(6.5)%
Long-term debt	19,834	43,159	(54.0)%

Total liabilities	$2,985,419	$3,184,498	(6.3)%

Stockholders’ equity	$407,466	$420,505	(3.1)%

First Busey’s balance sheet at September 30, 2011 has decreased as compared with its balance sheet at December 31, 2010.

Net loans, including loans held for sale, declined by $257.3 million, of which net charge-offs of loan balances for the nine months ended September 30, 2011 were $27.1 million.  The economy continues to be a headwind for loan growth and competition for new business banking opportunities is strong.  We continue to remove under and non-performing loans from our loan portfolio and reduce our non-relationship commercial real estate exposure.  We expect to see gradual improvement in loan volume in the following quarters.

Liabilities decreased $199.1 million during the first nine months of 2011, which was primarily due to the decline in our asset base.  Interest-bearing deposits declined by $167.0 million, securities sold under agreements to repurchase declined by $9.1 million and long-term debt declined by $23.3 million. The deposit decline was primarily in CD’s.  As our loan balances declined, we continued to allow high cost funding to mature without replacement.  We have been able to grow our core deposit base during this period as evidenced by our growth in non-interest bearing deposits.

Stockholders’ equity decreased at September 30, 2011 as compared to December 31, 2010.  This decrease was primarily the result of funds used in conjunction with the Company’s exit from TARP.  On August 25, 2011 the Company redeemed the outstanding shares of its Series T Preferred Stock, issued to the U.S. Department of Treasury pursuant to TARP, for approximately $100.1 million.  This redemption, partially offset by a $72.6 million investment in the Company’s preferred stock by the Treasury under the SBLF, resulted in a $27.3 million decrease in stockholders’ equity.  This decrease was also partially offset by an increase in our unrealized gains within our investment portfolio and year-to-date earnings, which were in turn partially offset by dividends.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans were as follows:

	September 30, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$360,822	$11,310	$21,413	$393,545
Commercial real estate	791,403	139,511	41,598	972,512
Real estate construction	90,501	16,107	23,338	129,946
Retail real estate	442,376	124,645	9,924	576,945
Retail other	25,574	648	144	26,366
Total	$1,710,676	$292,221	$96,417	$2,099,314

Less held for sale(1)				36,199
				$2,063,115

Less allowance for loan losses				63,915

Net loans				$1,999,200

(1) Loans held for sale are included in retail real estate.

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less held for sale(1)				49,684
				$2,319,093

Less allowance for loan losses				76,038

Net loans				$2,243,055

(1) Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academia and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges over the past few years.  Although our downstate Illinois and Indiana markets experienced a level of economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily in tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by this economic period since 2008 have caused significant damage to that economy.  The challenging economic environment over the prior three years did not present many opportunities for loan growth.  Many creditworthy borrowers either maintained or decreased their leverage due to the uncertainty of the economy; thus, new loan origination opportunities were not significant.  In 2011, we started implementing changes we believe will facilitate growth while continuing to focus on reducing problem loans.  Achieving meaningful organic growth is a significant focus for 2012.

Allowance for loan losses

Our allowance for loan losses was $63.9 million or 3.04% of loans, not including loans held for sale, at September 30, 2011 compared to $76.0 million or 3.21% of loans at December 31, 2010.

We continue to see a decline in our net charge-offs.  As a portion of our allowance is based upon weighted historical charge-offs, the lesser amount of charge-offs in the first, second and third quarters of 2011 and all of 2010 replaced 2009 and 2008, years with significantly higher charge-offs in the historical data, causing the weighted historical average charge-off rate to decline.  The decreased levels of charge-offs and delinquency trends, along with declining loan balances, have led to a decrease in the allowance requirement. The market mix changed significantly in 2010, from primarily an Indiana and Florida base to an Illinois base.  As historical charge-off percentages in Illinois are significantly less than that of Indiana and Florida, this also contributed to the decrease in the required allowance based on weighted historical charge-offs for our loan portfolio, including our adversely graded portfolio.  The loss expectations for Indiana and Illinois were less than southwest Florida as real estate values have not experienced the same level of decline.

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

Management believes the level of the allowance and coverage of non-performing loans at September 30, 2011 to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and obtains further information concerning existing problem loans.

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

Our provision for loan losses was $5.0 million in the third quarter of 2011 compared to $9.5 million in the same period of 2010 and $15.0 million for the nine months ended September 30, 2011 compared to $31.7 million in the same period of 2010.  The decrease in provision expense during 2011 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.

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

The following table sets forth information concerning non-performing loans for each of the periods indicated:

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	(dollars in thousands)
Non-accrual loans	$41,987	$52,456	$56,829	$65,486
Loans 90+ days past due and still accruing	986	1,314	4,078	2,618
Total non-performing loans	$42,973	$53,770	$60,907	$68,104

Repossessed assets	$11,577	$6,855	$7,193	$9,160

Total non-performing assets	$54,550	$60,625	$68,100	$77,264

Allowance for loan losses	$63,915	$69,329	$74,849	$76,038

Allowance for loan losses to loans	3.0%	3.2%	3.4%	3.2%
Allowance for loan losses to non-performing loans	148.7%	128.9%	122.9%	111.6%
Non-performing loans to loans, before allowance for loan losses	2.1%	2.5%	2.7%	2.9%
Non-performing loans and repossessed assets to loans, before allowance for loan losses	2.6%	2.8%	3.0%	3.3%

Since the first quarter of 2010, we have demonstrated improvement in non-performing assets each quarter.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio and realize the benefits of improving overall economic conditions.  Total non-performing assets were $54.5 million at September 30, 2011, compared to $77.3 million at December 31, 2010.

Non-accrual loans are reported net of partial charge-offs, but gross of related specific allowance allocations. Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan. We have charged-off $28.0 million of principal related to loans that were on non-accrual status at September 30, 2011.  In summary, if we had not charged-off the $28.0 million, our non-accrual loans would have been that amount greater than the $42.0 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans decreased slightly to $101.9 million at September 30, 2011 compared to $107.5 million at December 31, 2010.  The balance of potential problem loans is a reflection of continued economic challenges, however we do not feel the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of September 30, 2011, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We have an operating line of credit in the amount of $20.0 million from our primary correspondent bank, all of which was available as of September 30, 2011.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of September 30, 2011, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

First Busey and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Busey and Busey Bank meet specific capital guidelines that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require First Busey and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  We believe, as of September 30, 2011, that First Busey and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of September 30, 2011:

Total Capital (to Risk-weighted Assets)
Consolidated	$412,139	18.44%	$178,788	8.00%	N/A	N/A
Busey Bank	$375,073	16.90%	$177,509	8.00%	$221,887	10.00%

Tier I Capital (to Risk-weighted Assets)
Consolidated	$383,205	17.15%	$89,394	4.00%	N/A	N/A
Busey Bank	$346,336	15.61%	$88,755	4.00%	$133,132	6.00%

Tier I Capital (to Average Assets)
Consolidated	$383,205	11.49%	$133,361	4.00%	N/A	N/A
Busey Bank	$346,336	10.49%	$132,074	4.00%	$165,093	5.00%

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

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity at September 30, 2011. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) will more-likely-than-not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more-likely-than-not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, including the current and prior year, while negative evidence includes a cumulative loss in 2009 and 2008 and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more-likely-than-not that the other deferred tax assets included in the accompanying Consolidated Statements of Financial Condition will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of September 30, 2011, although there is no guarantee that those assets will be recognizable in future periods.

We must assess the likelihood that any deferred tax assets will be realized through the reduction of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more-likely-than-not. In making this assessment, we must make judgments and estimates regarding the ability to realize the asset through the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies.  The Company’s evaluation gave consideration to the fact that all net operating loss carrybacks have been utilized.  Therefore, utilization of net operating loss carryforwards are dependent on implementation of tax strategies and continued profitability.

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

The following table sets forth the static rate-sensitivity analysis of First Busey as of September 30, 2011:

	Rate Sensitive Within
	1-30	31-90	91-180	181 Days -	Over
	Days	Days	Days	1 Year	1 Year	Total
	(dollars in thousands)

Interest-bearing deposits	$207,978	$—	$—	$—	$—	$207,978
Investment securities
U.S. Governments	—	20,231	25,000	46,000	309,751	400,982
Obligations of states and political subdivisions	2,230	9,466	3,005	7,781	107,133	129,615
Other securities	7,775	11,577	17,084	33,210	195,160	264,806
Loans	524,382	147,418	165,707	307,627	954,180	2,099,314
Total rate-sensitive assets	$742,365	$188,692	$210,796	$394,618	$1,566,224	$3,102,695

Interest-bearing transaction deposits	$126,193	$—	$—	$—	$—	$126,193
Savings deposits	184,196	—	—	—	—	184,196
Money market deposits	1,150,661	—	—	—	—	1,150,661
Time deposits	71,538	95,226	176,434	217,957	266,481	827,636
Repurchase agreements	125,283	214	2,000	2,408	—	129,905
Long-term debt	834	—	—	12,000	7,000	19,834
Junior subordinated debt owed to unconsolidated trusts	—	55,000	—	—	—	55,000
Total rate-sensitive liabilities	$1,658,705	$150,440	$178,434	$232,365	$273,481	$2,493,425
Rate-sensitive assets less rate-sensitive liabilities	$(916,340)	$38,252	$32,362	$162,253	$1,292,743	$609,270

Cumulative gap	$(916,340)	$(878,088)	$(845,726)	$(683,473)	$609,270
Cumulative amounts as a percentage of total rate-sensitive assets	(29.53)%	(28.30)%	(27.26)%	(22.03)%	19.64%
Cumulative ratio	0.45	0.51	0.57	0.69	1.24

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $683.5 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  The volume of assets subject to repricing exceeds the volume of liabilities subject to repricing beyond one year.  The composition of the gap structure at September 30, 2011, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the following analysis demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

First Busey’s asset/liability committee does not rely solely on gap analysis to manage interest-rate risk as interest rate changes do not impact all categories of assets and liabilities equally or simultaneously.  The committee supplements gap analysis with balance sheet and income simulation analysis to determine the potential impact on net interest income of changes in market interest rates.  In these simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100 basis points and +/-200 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the Federal funds rate.  The model assumes assets and liabilities remain constant at September 30, 2011, balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  The model also uses industry based decay rates on all fixed-rate core deposit balances.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of September 30, 2011 and December 31, 2010, due to the interest rate market, a downward adjustment in interest rates of 100 or 200 basis points is not possible.   Utilizing this measurement concept, the interest-rate risk of First Busey, expressed as a change in net interest income as a percentage of the net income calculated in the constant base model, due to an immediate and sustained change in interest rates was as follows:

	Basis Point Changes
	- 200	- 100	+ 100	+ 200

September 30, 2011	NA	NA	(3.50)%	(7.83)%

December 31, 2010	NA	NA	(1.70)%	(3.92)%

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

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of September 30, 2011, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2011, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

None

ITEM 1A:  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2010 Annual Report on Form 10-K.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 25, 2011, the Company entered into a Securities Purchase Agreement with the U.S. Secretary of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $72,664,000.  The Series C Preferred Stock was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2011.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.   As of September 30, 2011, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

ITEM 3:  Defaults upon Senior Securities

Not Applicable

ITEM 4:  [Removed and Reserved]

ITEM 5:  Other Information

(a)          None

(b)         Not Applicable

ITEM 6:  Exhibits

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv) the Certificate of Designation for Senior Non-Cumulative Perpetual Preferred Stock, Series C, dated August 23, 2011 (filed as Exhibit 3.1 to First Busey’s Registration Statement on Form S-3 filed with the Commission on September 30, 2011 (Commission File No. 333-177104), and incorporated herein by reference).

10.1

Securities Purchase Agreement, dated August 25, 2011, between the Company and the Secretary of the Treasury, with respect to the issuance and sale of the Series C Preferred Stock (filed as Exhibit 10.1 to First Busey’s Current Report on Form 8-K filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference).

10.2

Repurchase Document, dated August 25, 2011, between the Company and the United States Department of the Treasury, with respect to the repurchase of the Series T Preferred Stock (filed as Exhibit 10.2 to First Busey’s Current Report on Form 8-K filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference).

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; (iv) Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2011 and September 30, 2010; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as block of text.

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

Date:  November 4, 2011