Form 10-K
period 2011-12-31
FIRST BUSEY CORP /NV/
filed 2012-03-09
CIK 314489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2011 was $421.2 million, determined using a per share closing price for the registrant’s common stock on that date of $5.29, as quoted on The Nasdaq Global Select Market.

As of March 9, 2012, there were 86,620,406 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Stockholders of First Busey Corporation to be held May 15, 2012, are incorporated by reference in this Form 10-K in response to Part III.

(This page intentionally left blank)

FIRST BUSEY CORPORATION

Form 10-K Annual Report

Part I

Item 1. Business

Introduction

First Busey Corporation (“First Busey” or the “Company”), a Nevada Corporation, is a $3.4 billion financial holding company which was initially organized as a bank holding company in 1980.  First Busey conducts a broad range of financial services through its banking and non-banking subsidiaries at multiple locations in Illinois, Florida, Indiana and Missouri.  First Busey has one wholly-owned bank subsidiary, Busey Bank (the “Bank”), which has locations in three states.  First Busey is headquartered in Champaign, Illinois, and its common stock is traded on The Nasdaq Global Select Market under the symbol “BUSE.”

Prior to August 2009, the Company had a second bank subsidiary, Busey Bank, N.A., which was headquartered in Fort Myers, Florida.  The Company merged Busey Bank, N.A. with and into the Bank in August 2009.  Following the merger, the Bank has continued operations at the former Busey Bank, N.A. southwest Florida locations.

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

The Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  The Bank has 33 locations in Illinois, seven in southwest Florida and one in Indianapolis, Indiana.

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

The Bank’s loan portfolio is comprised primarily of commercial, commercial real estate, residential real estate, and consumer loans.  As of December 31, 2011, real estate mortgage loans (including commercial and residential real estate) made up approximately 74.1% of the Bank’s loan portfolio, construction lending comprised approximately 5.1%, commercial loans comprised approximately 19.9%, and consumer installments and other loans comprised approximately 0.9%.

Busey Wealth Management, which is headquartered in Champaign, Illinois, provides asset management, investment and fiduciary services to individuals, businesses and foundations through its subsidiary, Busey Trust Company.  As of December 31, 2011, they had $3.8 billion in assets under care.  For individuals, Busey Trust Company provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Trust Company provides investment management, investment strategy consulting and fiduciary services.  Brokerage related services are offered by Busey Investment Services, a division of Busey Trust Company, through a third-party arrangement with Raymond James Financial Services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had approximately 3,100 agent locations in 38 states as of December 31, 2011.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

See “Note 20 — Reportable Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Economic Conditions of Markets

The Illinois markets possess strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced economic distress in recent years, they did not experience it to the level of many other areas, including our southwest Florida market.  While future economic conditions remain uncertain, our markets have not experienced further significant downside impact over the last year.

Champaign County is home to the University of Illinois — Urbana/Champaign (“U of I”), the University’s primary campus.  U of I has in excess of 42,000 students.  Additionally, Champaign County healthcare providers serve a significant area of downstate Illinois and western Indiana.  Macon County is home to Archer Daniels Midland (“ADM”), a Fortune 100 company and one of the largest agricultural processors in the world.  ADM’s presence in Macon County supports many derivative businesses in the agricultural processing arena.  Additionally, Macon County is home to Millikin University, and its healthcare providers serve a significant role in the market.  McLean County is home to State Farm, Country Financial, Illinois State University and Illinois Wesleyan University.  State Farm, a Fortune 100 company, is the largest employer in McLean County, and Country Financial and the universities provide additional stability to a growing area of downstate Illinois.  Peoria County is home to Caterpillar, a Fortune 100 company, and Bradley University, in addition to a large healthcare presence serving much of the western portion of downstate Illinois.  The institutions noted above, coupled with a large agricultural sector, anchor the communities in which they are located, and have provided a comparatively stable foundation for housing, employment and small business.

During 2011, southwest Florida showed small signs of improvement in areas such as unemployment and home sales.  In some areas of our Florida market, unemployment percentages decreased and mean home sales prices began to slowly rise, continuing the gradual improvement from 2010.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by the difficult economic period since 2008 have caused significant damage to that economy and we expect it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.

The largest portion of the Company’s customer base is within the State of Illinois whose financial condition is among the most troubled of any state in the United States with severe pension under-funding, chronic bill payment delays, and budget gaps. In January 2011, the State of Illinois passed a bill increasing income taxes for both individuals and corporations.  Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  The State of Illinois continues to be significantly behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas.

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

Based on information obtained from FDIC Summary of Deposits dated June 30, 2011, First Busey ranked in the top ten in total deposits in seven Illinois counties: first in Champaign County; second in Ford County; eighth in Livingston County; second in Macon County; fifth in McLean County; tenth in Peoria County; and second in Shelby County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

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

Supervision, Regulation and Other Factors

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of First Busey may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the newly-created Bureau of Consumer Financial Protection (the “Bureau”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of First Busey. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of First Busey and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than stockholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (“Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which Treasury invests.

In addition, First Busey and the Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings (that are not publicly available) that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to First Busey and the Bank.  It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described.  The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

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

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of First Busey and the Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of First Busey and the Bank.

The Increasing Importance of Capital

While capital has historically been one of the key measures of the financial health of both holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis. Not only will capital requirements increase, but the type of instruments that constitute capital will also change, and, as a result of the Dodd-Frank Act, after a phase-in period, bank holding companies will have to hold capital under rules as stringent as those for insured depository institutions.  Moreover, the actions of the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, to reassess the nature and uses of capital in connection with an initiative called “Basel III,” discussed below, will have a significant impact on the capital requirements applicable to U.S. bank holding companies and depository institutions.

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

Under current federal regulations, the Bank is subject to, and, after a phase-in period, First Busey will be subject to, the following minimum capital standards: (i) a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others; and (ii) a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%.  For this purpose, Tier 1 capital consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total capital consists primarily of Tier 1 capital plus Tier 2 capital, which includes other nonpermanent capital items such as certain other debt and equity instruments that do not qualify as Tier 1 capital and a portion of the Bank’s allowance for loan and lease losses.

The capital requirements described above are minimum requirements.  Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities, may qualify for expedited processing of other required notices or applications and may accept brokered deposits.  Additionally, one of the criteria that determines a bank holding company’s eligibility to operate as a financial holding company (see “—Acquisitions, Activities and Changes in Control” below) is a requirement that all of its depository institution subsidiaries be “well-capitalized.”  Under the Dodd-Frank Act, that requirement is extended such that, as of July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, had to be well-capitalized in order to operate as financial holding companies.  Under the capital regulations of the Federal Reserve and FDIC, in order to be “well-capitalized” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater.

Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve and FDIC’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels.

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

As of December 31, 2011: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.  As of December 31, 2011, First Busey had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.

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

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for banking organizations in the United States and around the world, known as Basel III.  The agreement is currently supported by the U.S. federal banking agencies.  As agreed to, Basel III is intended to be fully-phased in on a global basis on January 1, 2019.  Basel III requires, among other things: (i) a new required ratio of minimum common equity equal to 7% of total assets (4.5% plus a capital conservation buffer of 2.5%); (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5% (including 2.5% attributable to the capital conservation buffer). The purpose of the conservation buffer (to be phased in from January 2016 until January 1, 2019) is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. There will also be a required countercyclical buffer to achieve the broader goal of protecting the banking sector from periods of excess aggregate credit growth.

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

First Busey

General

First Busey, as the sole stockholder of the Bank, is a bank holding company.  As a bank holding company, First Busey is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, First Busey is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where First Busey might not otherwise do so.  Under the BHCA, First Busey is subject to periodic examination by the Federal Reserve.  First Busey is also required to file with the Federal Reserve periodic reports of First Busey’s operations and such additional information regarding First Busey and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control

The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, as of July 21, 2011, bank holding companies must be well-capitalized in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “The Increasing Importance of Capital” above.

The BHCA generally prohibits First Busey from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit First Busey to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development), and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

Financial Holding Company Regulation

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

In order to become and maintain its status as a financial holding company, First Busey and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to come into compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “The Increasing Importance of Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or nonbank businesses.

Emergency Economic Stabilization Act of 2008 and the TARP Capital Purchase Program

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

On October 14, 2008, the Treasury announced that it would provide Tier 1 capital (in the form of perpetual preferred stock) to eligible financial institutions.  This program, known as the TARP Capital Purchase Program (the “CPP”), allocated $250 billion from the $700 billion authorized by the EESA to the Treasury for the purchase of senior preferred shares from qualifying financial institutions (the “CPP Preferred Stock”).  Under the program, eligible institutions were able to sell equity interests to the Treasury in amounts equal to between 1% and 3% of the institution’s risk-weighted assets.  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.

Pursuant to the CPP, on March 6, 2009, First Busey entered into a Letter Agreement with Treasury, pursuant to which First Busey issued (i) 100,000 shares of its Series T Preferred Stock and (ii) a warrant to purchase 1,147,666 shares of First Busey’s common stock, no par value, for an aggregate purchase price of $100 million in cash.  Since First Busey’s participation in the CPP, it has raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant has been reduced by 50% to 573,833.

Small Business Lending Fund and CPP Redemption

Under the Small Business Jobs Act of 2010, Treasury established a Small Business Lending Fund (the “SBLF”), a $30 billion fund that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  First Busey applied for the SBLF program, was accepted, and on August 25, 2011, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Treasury, pursuant to which it issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $72,664,000.  On the same date, First Busey redeemed from the Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 100,000 outstanding shares of its Series T Preferred Stock issued under the CPP, for a redemption price of approximately $100.1 million, including accrued but unpaid dividends to the date of redemption.  As a result of its redemption of the Series T Preferred Stock, First Busey is no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP.

Dividend Payments

First Busey’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Nevada corporation, First Busey is subject to the limitations of Nevada law, which allows First Busey to pay dividends unless, after such dividend, (i) First Busey would not be able to pay its debts as they become due in the usual course of business or (ii) First Busey’s total assets would be less than the sum of its total liabilities plus any amount that would be needed, if First Busey were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of stockholders whose rights are superior to the rights of the stockholders receiving the distribution.  Additionally, as a bank holding company, First Busey’s ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends.  The Federal Reserve guidelines generally require First Busey to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (i.e., perpetual preferred stock and trust preferred securities) in light of its earnings, capital adequacy and financial condition.  In addition, as a matter of policy, the Federal Reserve has indicated that bank holding companies should not pay dividends on common stock (or make distributions on trust preferred securities) using funds from the CPP.  As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company should eliminate, defer or significantly reduce the dividends if:  (i) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.  Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

The terms of the Series C Preferred Stock issued in connection with the SBLF impose limits on First Busey’s ability to pay dividends on and repurchase shares of its common stock and other securities. In general, First Busey may declare and pay dividends on its common stock or any other stock junior to the Series C Preferred Stock, or repurchase shares of any such stock, only, if after payment of such dividends or repurchase of such shares, First Busey’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital (as defined and set forth in the Certificate of Designation of the Series C Preferred Stock), excluding any subsequent net charge-offs and any redemption of the Series C Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the 2nd anniversary and ending on the 10th anniversary of issuance of the Series C Preferred Stock, by 10% for each 1% increase in the Bank’s QSBL over the baseline level. If, however First Busey fails to declare and pay dividends on the series C Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment First Busey may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the Series C Preferred Stock, except in very limited circumstances.  If any Series C Preferred Stock remains outstanding on the 10th anniversary of issuance, First Busey may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

Federal Securities Regulation

First Busey’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, First Busey is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies.  The Dodd-Frank Act increases stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Bank

General

Previously, First Busey was the sole stockholder of two depository institutions:  Busey Bank, N.A., a national bank chartered by the Office of the Comptroller of the Currency under the National Bank Act, and Busey Bank, an Illinois-chartered bank.  In August 2009, Busey Bank, N.A. was merged with and into the Bank.  Accordingly, the Bank is the surviving depository institution and Busey Bank, N.A. no longer exists.

The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“nonmember banks”).  The Bank is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.  As such, on December 31, 2009, the Bank prepaid the FDIC its assessments based on its actual September 30, 2009 assessment base, adjusted quarterly by an estimated 5% annual growth rate through the end of 2012.  The FDIC also used the institution’s total base assessment rate in effect on September 30, 2009, increasing it by an annualized 3 basis points beginning in 2011.  The FDIC began to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009.  Any prepaid assessment not exhausted after collection of the amount due on June 30, 2013, will be returned to the institution.

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

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Furthermore, the legislation provides that non-interest bearing transaction accounts have unlimited deposit insurance coverage through December 31, 2012. This temporary unlimited deposit insurance coverage replaces the Transaction Account Guarantee Program (“TAGP”) that expired on December 31, 2010.  It covers all depository institution non-interest bearing transaction accounts, but not low interest-bearing accounts.  Unlike TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt-out of the unlimited coverage.

FICO Assessments

The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2011, the FICO assessment rate was approximately 0.01% of deposits.  A rate reduction to 0.0068% began with the fourth quarter of 2011 to reflect the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments

Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund their operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR. During the year ended December 31, 2011, Busey Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “The Increasing Importance of Capital” above.

Dividend Payments

The primary source of funds for First Busey is dividends from the Bank.  Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2011.  As of December 31, 2011, the Bank was in a retained deficit position and no amount was available to be paid as dividends by the Bank.  Until the Bank is out of a retained deficit position it may not pay dividends, but may be able to make certain other capital distributions, with prior approval from the FDIC and the DFPR.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of First Busey, to principal stockholders of First Busey and to “related interests” of such directors, officers and principal stockholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Busey or the Bank or a principal stockholder of First Busey may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized banks to establish branches across state lines without these impediments.

State Bank Investments and Activities

The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Transaction Account Reserves

Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2012: the first $11.5 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $11.5 million to $71.0 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $71.0 million, a 10% reserve ratio will be assessed. These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the new Consumer Financial Protection Bureau commenced operations to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators. The Dodd-Frank Act also generally weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. It is unclear what changes will be promulgated by the Bureau and what effect, if any, such changes would have on the Bank.

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending.  First, the new law significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices.  In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay.  Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Also, the Dodd-Frank Act, in conjunction with the Federal Reserve’s final rule on loan originator compensation effective April 1, 2011, prohibits certain compensation payments to loan originators and prohibits steering consumers to loans not in their interest because it will result in greater compensation for a loan originator.  These standards may result in a myriad of new system, pricing and compensation controls in order to ensure compliance and to decrease repurchase requests and foreclosure defenses.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability to repay standards.  The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

Foreclosure and Loan Modifications

Federal and state laws further impact foreclosures and loan modifications, many of which laws have the effect of delaying or impeding the foreclosure process on real estate secured loans in default.  Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the Bankruptcy Code.  In recent years legislation has been introduced in Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not in prospect.  The scope, duration and terms of potential future legislation with similar effect continue to be discussed.

Illinois has enacted several laws that impact the timing of foreclosures and encourage loan modification efforts, and there is momentum for further legislation to prevent foreclosures through loss mitigation and ensure that documents submitted to the court are authentic and free from deceit and fraud in light of the settlement reached in early February of 2012 by 49 state attorneys general and the federal government with the country’s five largest loan servicers: Ally/GMAC, Bank of America, Citi, JPMorgan Chase, and Wells Fargo.  Every state except Oklahoma signed on to the settlement. The settlement will provide as much as $25 billion in relief to distressed borrowers in the states who signed on to the settlement; and direct payments to signing states and the federal government.  The agreement settles state and federal investigations finding that the country’s five largest loan servicers routinely signed foreclosure related documents outside the presence of a notary public and without really knowing whether the facts they contained were correct and holds the banks accountable for their wrongdoing on robo-signing and mortgage servicing.  The agreement settles only some aspects of the banks’ conduct related to the financial crisis (foreclosure practices, loan servicing, and origination of loans). State cases against the rating agencies and bid-rigging in the municipal bond market, for example, continue.

The Trust Company

Busey Wealth Management (the “Trust Company”) is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, the Trust Company is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because the Trust Company is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of the Trust Company as the Federal Reserve deems necessary. The Trust Company is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of the Trust Company. Like Busey Bank, the Trust Company is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2011, were insignificant.

Employees

As of December 31, 2011, First Busey and its subsidiaries had a total of 888 employees (full-time equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers at December 31, 2011.

Van A. Dukeman.  Mr. Dukeman, age 53, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of the Bank.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. until its merger with First Busey.

Barbara J. Harrington.  Mrs. Harrington, age 52, has served as Chief Risk Officer of First Busey since March 2010, prior to which she had served as Chief Financial Officer of First Busey since March 1999.  She also served as Controller and Senior Vice President of the Bank from December 1994 to March 1999, and has served in various financial and accounting positions since joining the organization in 1991.

Leanne C. Kopischke.  Mrs. Kopischke, age 46, has served as Chief Information Officer of First Busey since March 2010.  Prior to that, she served as Executive Vice President of Information Systems since the merger with Main Street Trust, Inc. in 2007.  Prior to the merger, Mrs. Kopischke served as Executive Vice President of Management Information Systems for Main Street Trust from 2001-2007.

Howard F. Mooney II.  Mr. Mooney, age 47, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000. In addition, the Cash Management Division of the Bank began reporting through Mr. Mooney in March 2010.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust, Inc.

Robert F. Plecki, Jr.  Mr. Plecki, age 51, has served as Chief Credit Officer of First Busey since March 2010, prior to which he had served as Executive Vice President of our southwest Florida market since early 2009.  Prior to that he served as Executive Vice President of our Champaign-Urbana market following the merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers.  Mr. Powers, age 56, has served as General Counsel of First Busey since December 29, 2011.  Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Christopher M. Shroyer.  Mr. Shroyer, age 46, has served as President and Chief Executive Officer of the Bank since March 2010, prior to which he had served as Executive Vice President of our East Region since early 2009.  Prior to 2009, he served as Executive Vice President of our Decatur market following the merger with Main Street Trust in 2007, and, prior to the merger, had served as Executive Vice President of Main Street Bank & Trust Commercial Banking since 2004.

David B. White.  Mr. White, age 60, has served as Chief Financial Officer of First Busey since March 2010.  Prior to that, he served as Chief Operating Officer of First Busey since August 2007.  Previously, Mr. White served as Chief Financial Officer of Main Street Trust, Inc. from 1993 until its merger with First Busey.

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

Special Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in or incorporated by reference into this Annual Report on Form 10-K that are not historical facts may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain assumptions and estimates and describe our future plans, strategies and expectations, can generally be identified by the use of the words ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘goal,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘target,’’ ‘‘aim’’ and similar expressions. These forward-looking statements include statements relating to our projected growth, anticipated future financial performance, financial condition, credit quality and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, our business and growth strategies and any other statements that are not historical facts.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects can be found under Item 1A ‘‘Risk Factors’’ in this Annual Report on Form 10-K and elsewhere in our periodic and current reports filed with the Securities and Exchange Commission, or the SEC. These factors include, but are not limited to, the following:

• the strength of the local and national economy;

• the economic impact of any future terrorist threats or attacks;

• changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder);

• changes in interest rates and prepayment rates of First Busey’s assets;

• increased competition in the financial services sector and the inability to attract new customers;

• changes in technology and the ability to develop and maintain secure and reliable electronic systems;

• the loss of key executives or employees;

• changes in consumer spending;

• unexpected results of acquisitions;

• unexpected outcomes of existing or new litigation involving First Busey;

• changes in accounting policies and practices; and

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

Item 1A. Risk Factors

This section highlights the risks management believes could adversely affect our financial performance. Additional possible risks that could affect us adversely and cannot be predicted may arise at any time. Other risks that are immaterial at this time may also have an adverse affect on our future financial condition.

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

Since the financial crisis beginning in late 2007, the U.S. economy has generally experienced difficult economic conditions. Southwest Florida, in particular, has suffered particularly hard from these economic conditions in recent years and real estate activity and values continue to be negatively impacted.  As a result, we have generally experienced a deterioration of asset quality in the southwest Florida market over this time period.  Another downturn in economic conditions, particularly within our primary market area of downstate Illinois, or a continuation of current depressed economic conditions in southwest Florida, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values.

If current economic conditions worsen or do not meaningfully improve, our business, growth and profitability may suffer. To the extent that our business customers’ underlying businesses are harmed as a result of the general economic environment, our customers are more likely to default on their loans. In addition, a deterioration in the national economy, or adverse change in agribusiness and capital goods exports, could materially adversely affect our downstate Illinois markets.  These factors could lead to reduced interest income and future additional provisions for loan losses.

Market volatility could have an adverse effect on us.

The capital and credit markets have experienced periods of heightened volatility and disruption in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If these heightened levels of market disruption and volatility return, we may experience material adverse effects on our customers’ and our ability to maintain or access capital and on our business, financial condition and results of operations.

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

Over the past few years, the financial services industry and the credit markets generally have been materially and adversely affected by the U.S. and global economic climate as well as uncertainty with respect to the soundness of other financial institutions.  These and other factors could negatively affect the Company’s ability to engage in routine funding and other transactions with other financial institutions, lead to market-wide liquidity problems, loss of depositor, creditor, and counterparty confidence which could lead to losses or defaults by us or by other institutions.  Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

Any decline in available funding and/or capital could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our stockholders, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

The Company’s performance depends significantly on the financial condition of and the economic conditions in the states in which it operates, particularly the State of Illinois.

The largest portion of the Company’s customer base is within the State of Illinois whose financial condition is among the most troubled of any state in the United States with severe pension under-funding, chronic bill payment delays, and budget gaps.  State budget restructuring to improve its financial condition may have negative financial effects on local governments and businesses, their employees, and directly and indirectly our customers.  A continued lack of State budget restructuring to achieve budget balance and a decreased reliance on borrowing may also have negative financial effects on local governments and businesses, their employees, and directly and indirectly our customers.

The Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  The State of Illinois continues to be significantly behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas, which could in turn adversely affect our financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2011 and 2010, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing loans) totaled $38.5 million and $68.1 million, or 1.88% and 2.88% of our loan portfolio, respectively. At December 31, 2011 and 2010, our non-performing assets (which include non-performing loans plus other real estate owned and other repossessed assets) were $47.0 million and $77.2 million, or 1.38% and 2.15% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. While we pay interest expense to fund non-performing assets, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. There is no assurance that we will not experience increases in non-performing loans in the future, and our non-performing assets may result in further losses in the future.

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

Our allowance for loan losses at December 31, 2011 and 2010 was $58.5 million and $76.0 million, respectively. At December 31, 2011 and 2010, our allowance for loan losses as a percentage of total loans was 2.9% and 3.2%, respectively, and as a percentage of total non-performing loans was 151.9% and 111.6%, respectively.

Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, in light of the uncertain economic environment of recent years, there is no guarantee that we will not be required to record additional provisions for loan losses in the future, either due to management’s decision to do so or requirements by the regulators, to further supplement the allowance for loan losses, particularly if economic conditions unfold in a manner which differs significantly from what management currently expects.  Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

A significant portion of the loans in our portfolio is secured by real estate.

At December 31, 2011, approximately 81.4% of our loans were collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. Such changes have especially affected our southwest Florida market in recent years.  Adverse changes in the economy affecting real estate values and liquidity generally, and in downstate Illinois and southwest Florida specifically, could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

The effects of mortgage market challenges in recent years, combined with the depressed residential real estate market, have the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition. In particular, as of December 31, 2011, approximately 5.1% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers. Demand for residential construction loans has been generally depressed in recent years, and a further decrease, or even a failure to meaningfully increase, in demand for the properties constructed by home builders and developers could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers. In addition, many Florida real estate markets, especially the markets in southwest Florida, where we have significant operations, have declined significantly in value since 2007. We believe that we have adequately provided for incurred losses in our southwest Florida operations. However, no assurance is given that our future loan losses and provisions for loan losses will not be higher or that our allowance for loan losses will be sufficient.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $407.9 million, or approximately 19.9% of our total loan portfolio, as of December 31, 2011. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, which we require whenever appropriate on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 5.1% of our total loan portfolio at December 31, 2011, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Credit risk cannot be eliminated.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from economic and market conditions. We attempt to reduce our credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic location, and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external parties. However, while such procedures should reduce our risks, they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, and our market areas, specifically, worsens or fails to meaningfully improve, or even if it does, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Our business is subject to interest rate risk, and variations in interest rates may harm our financial performance.

Our earnings and profitability depend significantly on our net interest income. Net interest income represents the difference between interest income and fees earned on interest-earning assets and interest expense incurred on interest-bearing liabilities. In the event that interest paid on deposits and borrowings increases faster than the interest earned on loans and investments, there may be a negative impact on our net interest income. Changes in interest rates could also adversely affect the income of certain components of our noninterest income and affect the values of our investment securities. An increase in interest rates may also affect our customers’ ability to make payments on their loans, which could in turn increase loan losses. In addition, higher interest rates could also increase our costs of deposits and borrowed funds.

We are unable to predict or control fluctuations in market interest rates, which are affected by the economy as well as fiscal and monetary policies; however, competition for loans in the marketplace and the overall interest rate environment has kept current interest rates low.  Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero.  We expect to continue battling net interest margin compression in 2012 with interest rates at generational lows.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

First Busey, the Bank and Busey Wealth Management must meet regulatory capital requirements and maintain sufficient liquidity.  Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, no assurances can be made that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.  As of December 31, 2011, we had $29.9 million of brokered deposits, which represents 1.1% of our total deposits. Under FDIC rules, if Busey Bank ceases to meet the requirements to be considered a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover deposits, particularly brokered deposits, may be restricted.

We face the risk of possible future goodwill impairment.

Because of a significant decline in our market capitalization during 2009, our goodwill related to our banking operations was determined to be fully impaired and we recorded an impairment charge of $208.2 million.  We performed a valuation analysis of our remaining goodwill, $20.7 million related to Busey Wealth Management and FirsTech, as of December 31, 2011, and the first step of our goodwill analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on no less than an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge we are required to take could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses in the periods that we recognize an impairment charge.

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

While we did establish a full valuation allowance against certain state net operating loss carryforwards, we did not establish a valuation allowance against our U.S. federal or Illinois deferred tax assets as of December 31, 2011, as we believed that it was more likely than not that all of these assets would be realized. An important element in our analysis was that we do not believe we have had an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carry-overs after an ownership change occurs. An ownership change generally occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “5% stockholders” increases by more than 50 percentage points over the aggregate of such stockholders’ lowest percentage ownership during the testing period, which is generally the three-year period ending on the transaction date. Upon an ownership change, a corporation generally is subject to an annual limitation on its utilization of pre-ownership change losses, including certain recognized built-in losses, equal to the value of the stock of the corporation immediately before the ownership change (subject to certain adjustments), multiplied by the long-term tax-exempt rate. A number of special rules apply to calculating this annual limit. The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

The relevant calculations under Section 382 are technical and highly complex and depend on changes in percentage stock ownership among stockholders. If an ownership change were to occur, through the shares of common stock or otherwise, we currently believe that any limitations imposed on our use of pre-transaction losses by Section 382 will not significantly affect our ability to use such losses. In some circumstances, however, issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could result in an ownership change under Section 382. An ownership change could occur if, due to the sale or issuance of additional common stock, the aggregate ownership of one or more persons treated as “5% stockholders” were to increase by more than 50 percentage points over such stockholders’ lowest percentage ownership during the relevant testing period. There are currently no restrictions on the transfer of our stock that would discourage or prevent transactions that could cause an ownership change, although we may adopt such restrictions in the future. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service regarding our conclusion as to whether an ownership change has occurred and we are subject to limitations on our pre-ownership change losses and recognized built-in losses.

Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. As of December 31, 2011, our net deferred tax asset reflected on our balance sheet was approximately $48.2 million. If an ownership change were to occur, it is possible that we could permanently lose the ability to realize a portion of this asset, resulting in reduction to our total stockholders’ equity. This could also decrease Busey Bank’s regulatory capital.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $48.2 million as of December 31, 2011. Other than a valuation allowance against certain state net operating loss carryforwards, we did not establish a valuation allowance against our net deferred tax assets as of December 31, 2011, as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. This process required significant judgment by management about matters that are by their nature uncertain.

If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which would have a material adverse effect on our results of operations and financial condition. In addition, a significant portion of the net deferred tax asset relates to a tax-effected $42.5 net operating loss carryforward and a tax-effected $23.8 million built-in loss related to book and tax differences in the loan loss provision as of December 31, 2011, the utilization of which may be further limited in the event of certain material changes in our ownership.

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

Economic conditions of recent years, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  In recent years, the U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances and increasing insurance on bank deposits.

This environment has subjected financial institutions to additional restrictions, oversight and costs.  For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  In addition, new legislative and regulatory proposals continue to be introduced that could further substantially increase oversight of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

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

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States.

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

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Some of the required regulations have been issued and some have been released for public comment, but many have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence has, and is expected to continue to, filter down in varying degrees to smaller institutions. Management of First Busey and the Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of First Busey and the Bank.

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

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which is a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently supported by the U.S. federal banking agencies. As agreed to, Basel III is intended to be fully phased in on a global basis on January 1, 2019. However, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain. As agreed to, Basel III would require, among other things: (i) an increase in the minimum required common equity to 7% of total assets; (ii) an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 8.5% of total assets; (iii) an increase in the minimum required amount of total capital, from the current level of 8% to 10.5%. Each of these increased requirements includes 2.5% attributable to a capital conservation buffer to position banking organizations to absorb losses during periods of financial and economic stress. Basel III also calls for certain items that are currently included in regulatory capital to be deducted from common equity and Tier 1 capital. The Basel III agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. Basel III changes, as implemented in the United States, will likely result in generally higher regulatory capital standards for all banking organizations.

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

We have historically pursued a strategy of supplementing organic growth by acquiring other financial institutions in our market areas and in nearby markets that will help us fulfill our strategic objectives and enhance our earnings. As our capital position and asset quality allow, we may again supplement organic growth through acquisitions, possibly through FDIC-assisted transactions involving acquisitions of failed depository institutions. There are risks associated with an acquisition strategy, however, including the following:

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

Much of our success and growth has been influenced strongly by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to retain executive officers, current management teams, lending and retail banking officers, and administrative staff of our subsidiaries will continue to be important to the successful implementation of our strategy. It is also critical to be able to attract and retain qualified staff with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, and results of operation.

Further, the Federal Reserve and the FDIC have issued guidelines with respect to certain compensation practices of financial institutions and additional compensation related restrictions are expected to be implemented under the requirements of the Dodd-Frank Act.  These rules may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

Our wealth management business may be negatively impacted by changes in economic and market conditions.

Our wealth management business may be negatively impacted by changes in general economic conditions and the conditions in the financial and securities markets, including the values of assets held under management. Our management contracts generally provide for fees payable for wealth management services based on the market value of assets under management. Because most of our contracts provide for a fee based on market values of securities, declines in securities prices will have an adverse effect on our results of operations from this business. Market declines and reductions in the value of our customers’ wealth management accounts, could also result in the loss of wealth management customers, including those who are also banking customers.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  Although we have procedures in place to prevent or limit the effects of any of these potential problems and intend to continue to implement security technology and establish operational procedures to prevent such occurrences, there can be no assurance that these measures will be successful.  Any interruption in, or breach in security of, our computer systems and network infrastructure could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2011, the fair value of our securities available for sale was approximately $831.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2011, we had $154.4 million of municipal securities, which represented 18.6% of our total securities portfolio. Since the economic crisis unfolded in 2008, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011.  A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.  Many of our investment securities are issued by U.S. government sponsored entities.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets.  The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets.  The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

The soundness of other financial institutions could negatively affect us.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.  We could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital we need to support our growth.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

First Busey’s headquarters are located at 100 West University Avenue, Champaign, Illinois. Busey Bank and Busey Wealth Management headquarters are also located at 100 West University Avenue, Champaign, Illinois.  FirsTech headquarters are located at 130 North Water Street, Decatur, Illinois. These facilities, which are owned by the Company, house the executive and primary administrative offices of each respective entity. The Company also owns or leases other facilities within its primary market areas of downstate Illinois, Indianapolis, Indiana and southwest Florida.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices and Dividends

The following table presents for the periods indicated the high and low sale price for First Busey common stock as reported on The Nasdaq Global Select Market.

	2011		2010
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$5.28	$4.52	$4.81	$3.38
Second Quarter	$5.70	$4.75	$5.56	$3.93
Third Quarter	$5.39	$3.76	$4.94	$4.04
Fourth Quarter	$5.46	$4.05	$4.98	$4.21

During 2011 and 2010, First Busey declared cash dividends per share of common stock as follows:

	2011	2010
January	$.04	$.04
April	$.04	$.04
July	$.04	$.04
October	$.04	$.04

The Company’s board of directors and management are currently committed to continuing to pay regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries.

As of March 9, 2012, First Busey Corporation had 86,620,406 shares of common stock outstanding held by 1,402 holders of record.

Stock Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the year ended December 31, 2011.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of one million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action by the board of directors.  As of December 31, 2011, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite Index and the SNL-Midwestern Banks Index for the five years ended December 31, 2011.

First Busey Corporation
Stock Price Performance

Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Busey Corporation	89.35	85.96	19.25	24.10	26.48
NASDAQ Composite	110.65	66.42	96.54	114.07	113.16
SNL Midwest Bank Index	77.94	51.28	43.45	53.96	50.97

The banks in the SNL-Midwestern Banks Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data as of year-end and for each of the five years in the period ended December 31, 2011, have been derived from First Busey’s audited consolidated financial statements and the results of operations for each period.  This financial data should be read in conjunction with the financial statements and the related notes thereto appearing in this annual report.

	2011	2010	2009	2008	2007(10)
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$831,749	$599,459	$569,640	$632,671	$589,542
Gross loans, including loans held for sale	2,051,344	2,368,777	2,792,823	3,257,581	3,053,225
Allowance for loan losses	58,506	76,038	100,179	98,671	42,560
Total assets	3,402,122	3,605,003	3,814,852	4,460,093	4,192,925
Tangible assets(1)	3,365,418	3,564,761	3,770,522	4,203,225	3,912,438
Total deposits	2,763,454	2,916,366	3,171,080	3,506,693	3,207,198
Short-term debt(2)	127,867	138,982	142,325	265,980	213,642
Long-term debt	19,417	43,159	82,076	134,493	150,910
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000	55,000
Stockholders’ equity	409,267	420,505	328,128	454,817	529,697
Common stockholders’ equity	336,603	288,643	228,128	454,817	529,697
Tangible common stockholders’ equity(3)	306,495	256,174	193,077	197,949	249,210
Results of Operations
Interest and dividend income	$132,819	$156,183	$184,510	$220,347	$201,903
Interest expense	22,426	39,032	70,109	97,148	100,405
Net interest income	110,393	117,151	114,401	123,199	101,498
Provision for loan losses	20,000	42,000	251,500	98,250	14,475
Net income (loss)(4)	24,531	18,060	(327,880)	(37,947)	31,477
Per Share Data
Diluted earnings	$0.29	$0.27	$(7.85)	$(1.06)	$1.13
Cash dividends	0.16	0.16	0.40	0.80	0.77
Book value(5)	3.89	3.65	3.45	12.70	14.58
Tangible book value(6)	3.46	3.14	2.78	5.53	6.86
Closing stock price	5.00	4.70	3.89	18.24	19.86
Other Information
Return on average assets	0.71%	0.49%	(7.75)%	(0.89)%	0.99%
Return on average common equity	7.66%	7.75%	(86.96)%	(7.39)%	9.89%
Net interest margin(7)	3.52%	3.58%	3.05%	3.34%	3.60%
Equity to assets ratio(8)	9.22%	6.39%	8.92%	12.00%	9.98%
Dividend payout ratio(9)	55.26%	58.79%	N/A	N/A	61.15%

(1)	Total assets less goodwill and intangibles.
(2)	Includes Federal funds purchased, securities sold under agreements to repurchase, and short-term borrowings.
(3)	Common equity less tax effected goodwill and intangibles.
(4)	Available to common stockholders.
(5)	Total common equity divided by shares outstanding as of period end.
(6)	Total common equity less goodwill and intangibles divided by shares outstanding as of period end.
(7)	Tax-equivalent net interest income divided by average earning assets.
(8)	Average common equity divided by average total assets.
(9)	Ratio calculated using only common stock.
(10)	First Busey acquired Main Street Trust on August 1, 2007. Results of operations for these institutions from acquisition date are included in the consolidated results of operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of First Busey and subsidiaries for the years ended December 31, 2011, 2010, and 2009.  It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the consolidated financial statements and the related Notes to the Consolidated Financial Statements and other data included in this Annual Report.

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

First Busey’s significant accounting policies are described in “Note 1 — Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity at December 31, 2011 or 2010. Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) will more likely than not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is reviewed by senior management of the Bank and Company.  The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, review of certain impaired loans, and review of loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having probable potential for loss.

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

Goodwill and Other Intangible Assets.  Over the past several years, First Busey has grown in part through mergers and acquisitions accounted for under the purchase method of accounting.  Under the purchase method, First Busey was required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.  The excess cost over the net assets acquired represented goodwill, which was not subject to periodic amortization.  Any new merger and acquisition activity would be accounted for under new guidance and a fair value approach.

Customer relationship intangibles are required to be amortized over their estimated useful lives.  The method of amortization reflects the pattern in which the economic benefits of the intangible assets are estimated to be consumed or otherwise used up.  Since First Busey’s acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets.  Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life.  Should management determine the estimated life of any intangible asset is shorter than originally estimated, First Busey would adjust the amortization of that asset, which could accelerate the recognition of future amortization expense.

First Busey utilizes a two step valuation approach to test for goodwill impairment.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach, and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  Based upon our testing, the Company concluded the goodwill associated with our banking operations was fully impaired at September 30, 2009. Further, we determined there was no impairment of goodwill associated with Busey Wealth Management or FirsTech at December 31, 2011 or December 31, 2010.  Due to the current economic conditions, including our historically depressed stock price, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, including 2011 and 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2011, although there is no guarantee that those assets will be recognizable in future periods.

We must assess the likelihood that any deferred tax assets will be realized through the reduction of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, we must make judgments and estimates regarding the ability to realize the asset through the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies.  The Company’s evaluation gave consideration to the fact that all net operating loss carrybacks have been utilized.  Therefore, utilization of net operating loss carryforwards are dependent on implementation of tax strategies and continued profitability.

Executive Summary

Operating Results

	Year Ended December 31:
	2011	2010	2009
Net income (loss):
Consolidated	$29,873	$23,230	$(323,113)
Busey Bank	28,504	21,230	(320,807)
FirsTech	1,437	1,821	2,869
Busey Wealth Management	3,095	3,283	2,557
Consolidated earnings per share, fully-diluted	$0.29	$0.27	$(7.85)

Operating Performance

First Busey’s net income for the year ended December 31, 2011 was $29.9 million and net income available to common stockholders was $24.5 million, or $0.29 per fully-diluted common share, as compared to net income of $23.2 million and net income available to common stockholders of $18.1 million, or $0.27 per fully-diluted common share, for the year ended December 31, 2010.

Significant operating performance items were:

•      Net interest income for the year ended December 31, 2011 was $110.4 million compared to $117.2 million for the year ended December 31, 2010.

•      Provision for loan losses decreased to $20.0 million in 2011 from $42.0 million in 2010.

•      Net interest margin decreased slightly to 3.52% for 2011 as compared to 3.58% for 2010.

•      The efficiency ratio for 2011 was 59.03% as compared to 55.91% in 2010.

•      FirsTech’s net income decreased to $1.4 million in 2011 from $1.8 million in 2010.

•      Busey Wealth Management’s net income decreased to $3.1 million in 2011 as compared to $3.3 million in 2010.

Asset Quality

Our non-performing loans at December 31, 2011 demonstrated consistent improvement for the eighth consecutive quarter.  In addition, they are down significantly from the peak at September 30, 2009, when non-performing loans totaled $172.5 million and the allowance for loan losses to non-performing loans ratio was 69.58%.  We take great pride in our efforts to move these metrics toward optimal levels.  We expect continued gradual improvement in our overall asset quality during 2012; however, this continues to be dependent upon market specific economic conditions.  The key metrics are as follows:

•    Non-performing loans decreased to $38.5 million at December 31, 2011 from $68.1 million at December 31, 2010.

•                  Illinois non-performing loans decreased to $23.0 million at December 31, 2011 from $38.3 million at December 31, 2010.

•                  Florida non-performing loans decreased to $10.8 million at December 31, 2011 from $23.8 million at December 31, 2010.

•                  Indiana non-performing loans decreased to $4.7 million at December 31, 2011 from $6.0 million at December 31, 2010.

•    Loans 30-89 days past due decreased to $4.7 million at December 31, 2011 from $23.5 million at December 31, 2010.

•    Other non-performing assets decreased to $8.5 million at December 31, 2011 from $9.2 million at December 31, 2010.

•    The ratio of non-performing assets to total loans plus other real estate owned at December 31, 2011 decreased to 2.28% from 3.26% at December 31, 2010.

•    The allowance for loan losses to non-performing loans ratio increased to 151.91% at December 31, 2011 from 111.64% at December 31, 2010.

•    The allowance for loan losses to total loans ratio decreased to 2.85% at December 31, 2011 compared to 3.21% at December 31, 2010.

•    Net charge-offs were $37.5 million in 2011 compared to $66.1 million in 2010.

•    Provision for loan losses in 2011 was $20.0 million compared to $42.0 million in 2010.

Overview and Strategy

Our priorities remain balance sheet strength, profitability and growth — in that order.  Capital strength, consistent delivery of positive earnings over the past eight quarters, and excellent progress in asset quality provides a solid foundation to embrace bold changes for the future.

In January 2011 we embarked upon an initiative (which we call “B5”) to spur organic growth by providing new tools to our front line associates.  B5 is a relationship driven model, which leverages the power of our five business lines (retail, mortgage, commercial, cash management and wealth management) to meet our customers’ needs while expanding relationships and customer retention.

In addition, we are diligently formulating plans to initiate significant investment in our commercial banking and cash management businesses, as well as in Busey Wealth Management and FirsTech, to support a diversified revenue stream.  Furthermore, credit and data processing support will be expanded in a consistent theme of maintaining high-quality standards to support continued balance sheet strength, while seeking efficient technology solutions to drive better business decisions.  We believe the combined power of investment in our people and cutting edge client support processes will lead us to build quality earning assets, and provide a solid basis for long term strength, profitability, and growth in the years ahead.

Results of Operation — Three Years Ended December 31, 2011

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$282,634	$722	0.26%	$155,132	$391	0.25%	$58,605	$135	0.23%
Federal funds sold	—	—	—%	—	—	—%	279	—	—%
Investment securities:
U.S. Treasuries and Agencies	387,137	9,173	2.37%	355,654	9,678	2.72%	374,157	12,840	3.43%
Obligations of states and political subdivisions(1)	107,746	4,363	4.05%	80,975	4,583	5.66%	87,927	5,157	5.87%
Other securities	236,031	5,297	2.24%	126,579	4,275	3.38%	160,320	6,212	3.87%
Loans(1), (2), (3)	2,173,408	115,157	5.30%	2,609,337	139,231	5.34%	3,138,708	162,338	5.17%
Total interest-earning assets(1)	$3,186,956	$134,712	4.23%	$3,327,677	$158,158	4.75%	$3,819,996	$186,682	4.89%

Cash and due from banks	76,651			80,174			82,535
Premises and equipment	71,446			75,597			80,308
Allowance for loan losses	(71,031)			(92,792)			(97,568)
Other assets	209,389			258,175			345,520
Total assets	$3,473,411			$3,648,831			$4,230,791

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$39,900	$91	0.23%	$40,260	$118	0.29%	$31,344	$98	0.31%
Savings deposits	188,539	318	0.17%	176,518	386	0.22%	164,912	529	0.32%
Money market deposits	1,236,225	3,858	0.31%	1,160,790	5,607	0.48%	1,121,180	8,553	0.76%
Time deposits	877,011	14,393	1.64%	1,199,114	26,603	2.22%	1,600,067	50,899	3.18%
Short-term borrowings:
Federal funds purchased	—	—	—%	5	—	—%	2,070	11	0.53%
Repurchase agreements	127,095	367	0.29%	134,207	554	0.41%	149,143	1,082	0.73%
Other	—	38	—%	2,016	86	4.26%	38,904	1,136	2.92%
Long-term debt	29,024	1,442	4.97%	63,860	2,930	4.59%	120,028	4,900	4.08%
Junior subordinated debt issued to unconsolidated trusts	55,000	1,919	3.49%	55,000	2,748	5.00%	55,000	2,901	5.27%
Total interest-bearing liabilities	$2,552,794	$22,426	0.88%	$2,831,769	$39,032	1.38%	$3,282,648	$70,109	2.14%

Net interest spread			3.35%			3.37%			2.75%

Noninterest- bearing deposits	472,516			450,106			445,842
Other liabilities	29,228			33,716			42,277
Stockholders’ equity	418,873			333,240			460,024
Total liabilities and stockholders’ equity	$3,473,411			$3,648,831			$4,230,791

Interest income/earning assets(1)	$3,186,956	$134,712	4.23%	$3,327,677	$158,158	4.75%	$3,819,996	$186,682	4.89%
Interest expense/earning assets	$3,186,956	$22,426	0.71%	$3,327,677	$39,031	1.17%	$3,819,996	$70,109	1.84%
Net interest margin(1)		$112,286	3.52%		$119,126	3.58%		$116,573	3.05%

(1)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average loans, net of unearned discount.

(3)Includes loan fee income of $1.4 million, $1.0 million and $1.0 million for 2011, 2010 and 2009, respectively.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2011, 2010, and 2009
	Year 2011 vs. 2010 Change due to(1)			Year 2010 vs. 2009 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$326	$5	$331	$242	$14	$256
Investment securities:
U.S. Treasuries and agencies	812	(1,317)	(505)	(610)	(2,552)	(3,162)
Obligations of state and political subdivisions(2)	1,283	(1,503)	(220)	(398)	(176)	(574)
Other securities	2,803	(1,781)	1,022	(1,203)	(734)	(1,937)
Loans(2)	(23,104)	(970)	(24,074)	(28,109)	5,002	(23,107)
Change in interest income(2)	$(17,880)	$(5,566)	$(23,446)	$(30,078)	$1,554	$(28,524)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$(1)	$(26)	$(27)	$26	$(6)	$20
Savings deposits	25	(93)	(68)	35	(178)	(143)
Money market deposits	344	(2,093)	(1,749)	292	(3,238)	(2,946)
Time deposits	(6,201)	(6,009)	(12,210)	(11,006)	(13,290)	(24,296)
Federal funds purchased	—	—	—	(5)	(6)	(11)
Repurchase agreements	(28)	(159)	(187)	(100)	(428)	(528)
Other short-term borrowings	(24)	(24)	(48)	(1,411)	361	(1,050)
Long-term debt	(1,713)	225	(1,488)	(2,518)	548	(1,970)
Junior subordinated debt owed to unconsolidated trusts	—	(829)	(829)	—	(153)	(153)
Change in interest expense	$(7,598)	$(9,008)	$(16,606)	$(14,687)	$(16,390)	$(31,077)
Increase (decrease) in net interest income(2)	$(10,282)	$3,442	$(6,840)	$(15,391)	$17,944	$2,553

Percentage increase (decrease) in net interest
Income over prior period			(5.7)%			2.2%

(1)Changes due to both rate and volume have been allocated proportionally.

(2)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets decreased $140.7 million, or 4.2%, to $3.19 billion in 2011 as compared to $3.33 billion in 2010.  The decline in the average balance of earning assets was due primarily to the decrease in loans as we continue to actively remove under and non-performing loans from our loan portfolio. Soft loan demand and strong competition also contributed to our lack of loan growth in 2011.  Cash and securities increased $295.2 million which offset a $435.9 million decline in average loans; however, at a much lower yield.  Interest-bearing liabilities averaged $2.55 billion in 2011, a decrease of $279.0 million from the average balance of $2.83 billion in 2010. The decrease in interest-bearing liabilities is due to a focus on reducing our non-core funding, which we were able to do in light of a decrease in our average loans and a continued increase in our average noninterest-bearing deposits during 2011. The decreases in 2010 compared to 2009 were for similar reasons as noted above, as we made strides in both 2011 and 2010 to strengthen our balance sheet and improve asset quality from the peak of non-performing loans at September 30, 2009.

Interest income, on a tax-equivalent basis, decreased $23.4 million, or 14.8%, to $134.7 million in 2011 from $158.2 million in 2010. Interest income, on a tax-equivalent basis, decreased $28.5 million, or 15.3%, to $158.2 million in 2010 from $186.7 million in 2009.  The interest income declines in 2011 and 2010 were primarily related to decreases in loan volume.  Interest expense decreased during 2011 by $16.6 million, or 42.5%, to $22.4 million from $39.0 million in 2010.

Interest expense decreased during 2010 by $31.1 million, or 44.3%, to $39.0 million from $70.1 million in 2009. The decreases in interest expense during the past two years were primarily due to the declining deposit and debt interest rate environment present since 2008.  Additionally, as our loan balances declined during 2011 and 2010 and we increased noninterest-bearing deposits, we were able to reduce our non-core funding sources.

Net interest income, on a tax-equivalent basis, decreased $6.8 million, or 5.74%, in 2011 as compared to 2010.  Net interest income, on a tax-equivalent basis, increased $2.6 million, or 2.2%, in 2010 as compared to 2009.  Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.52% in 2011 from 3.58% during 2010, while 2010 showed an increase over 3.05% in 2009.  The net interest spread, also on a tax-equivalent basis, was 3.35% in 2011, relatively steady with 3.37% in 2010 and up from 2.75% in 2009.

The net interest margin discussion above is based upon annual results and average balances, which do not fully explain the trends of the net interest margin during the year.

The quarterly net interest margins are as follows:

	2011	2010	2009
First Quarter	3.55%	3.52%	2.89%
Second Quarter	3.54%	3.49%	2.93%
Third Quarter	3.57%	3.64%	3.05%
Fourth Quarter	3.44%	3.68%	3.34%

During 2009 and 2010, the net interest margin generally showed gradual improvement.  The net interest margin has held relatively steady during 2011, but declined from levels of the last two quarters in 2010 due to the growth in low-yielding cash and cash equivalents, which was primarily a result of a decrease in loans.  We continue to experience downward pressure on our yield in interest earning assets.  We have limited ability to improve margin through funding rate decreases and we believe improvements in margin will be achieved in the short term through redeployment of our liquid funds at higher yields.  Plans were implemented during the latter half of 2011 to organically grow high quality loans through active investment in sales talent throughout 2012.

Other Income

	As of December 31,
	2011	2010	% Change	2010	2009	% Change
	(dollars in thousands)
Trust fees	$15,657	$14,231	10.0%	$14,231	$12,817	11.0%
Commissions and brokers’ fees, net	1,858	1,756	5.8%	1,756	1,843	(4.7)%
Remittance processing	9,196	9,349	(1.6)%	9,349	13,032	(28.3)%
Service charges on deposit accounts	12,616	11,490	9.8%	11,490	12,358	(7.0)%
Other service charges and fees	5,298	5,102	3.8%	5,102	4,728	7.9%
Gain on sales of loans	10,945	16,130	(32.1)%	16,130	12,379	30.3%
Security gains, net	170	1,018	(83.3)%	1,018	130	NM
Other	3,275	3,677	(10.9)%	3,677	8,727	(57.9)%
Total other income	$59,015	$62,753	(6.0)%	$62,753	$66,014	(4.9)%

NM=Not meaningful

Total other income decreased $3.7 million in 2011 from 2010 and decreased $3.3 million in 2010 from 2009.  The decrease in 2011 primarily related to a decline in gains on sales of loans while the decrease in 2010 was primarily due to a decline in other and remittance processing income, offset by increased gains on sales of loans.

Combined wealth management revenue, which includes trust fees and commissions and broker’s fees, net, rose $1.5 million in 2011 compared to 2010, and rose $1.3 million in 2010 as compared to 2009.  Increased revenues were primarily driven by growth in assets under management and heightened activity in services to agriculture-based business.

Remittance processing revenue relates to our payment processing company, FirsTech. FirsTech’s revenue remained relatively steady in 2011 compared to 2010.  FirsTech’s revenue declined in 2010 compared to 2009 due to the reduced activity by a significant cellular phone customer, which had been expected.  We do not anticipate further significant decline in FirsTech’s revenue going forward.

Overall, service charges increased $1.3 million in 2011 as compared to 2010 while they had remained steady in 2010 as compared to 2009.  We instituted account changes in the fourth quarter of 2010 that have positively influenced our service fees.  However, new regulation regarding certain charges on deposit accounts has partially offset these increases and may continue to negatively impact the revenue derived from charges on deposit accounts going forward, as many regulations approved by Congress have yet to be written and implemented.

Gain on sales of loans decreased $5.2 million in 2011 as compared to 2010, following an increase of $3.8 million in 2010 as compared to 2009.  The decrease in 2011 was a primarily a result of lower loan refinancing activity during the year.  In 2010, mortgage origination and refinancing activity were elevated as mortgage interest rates dropped for a sustained period.

Please see “Note 3 — Securities” in the Notes to the Consolidated Financial Statements for discussion of security gains, net.

Other decreased slightly in 2011 as compared to 2010.  Other decreased $5.0 million in 2010 as compared to 2009.  The decrease in 2010 compared to 2009 was the result of several items.  There was an increase in loan servicing asset amortization of $0.4 million in 2010 over 2009 due to the large volume of refinancing in mortgages. In addition, in the first quarter of 2009, a partial settlement of post retirement obligations relating to our bank owned life insurance resulted in a $2.0 million, non-taxable, credit to other operating income.  During the first quarter of 2010, we had an additional $0.3 million of income related to our bank owned life insurance that we characterize as nonrecurring.  During the second quarter of 2009, a gain of $1.0 million was recognized on an investment in a private equity fund compared to a loss of $0.2 million in 2010.

Other Expenses

	As of December 31,
	2011	2010	% Change	2010	2009	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$43,344	$41,219	5.2%	$41,219	$44,519	(7.4)%
Employee benefits	9,896	9,693	2.1%	9,693	9,086	6.7%
Total compensation expense	$53,240	$50,912	4.6%	$50,912	$53,605	(5.0)%

Net occupancy expense of premises	8,897	9,135	(2.6)%	9,135	9,886	(7.6)%
Furniture and equipment expenses	5,277	5,962	(11.5)%	5,962	7,288	(18.2)%
Data processing	8,635	7,977	8.2%	7,977	7,922	0.7%
Amortization of intangible assets	3,538	4,088	(13.5)%	4,088	4,361	(6.3)%
Regulatory expense	4,109	6,978	(41.1)%	6,978	8,580	(18.7)%
Goodwill impairment	—	—	NM	—	208,164	NM
OREO expense	1,192	1,872	(36.3)%	1,872	2,761	(32.2)%
Other	19,677	18,286	7.6%	18,286	25,128	(27.2)%
Total other expenses	$104,565	$105,210	(0.6)%	$105,210	$327,695	(67.9)%

Income taxes	$14,970	$9,464	58.2%	$9,464	$(75,667)	NM
Effective rate on income taxes	33.4%	28.9%		28.9%	(19.0)%

Efficiency ratio	59.03%	55.91%		55.91%	63.12%

NM=Not meaningful

Total other expenses decreased by $0.6 million in 2011 as compared to 2010 and decreased $222.5 million in 2010 as compared to 2009 as the Company recorded a $208.2 million goodwill impairment in 2009.

Total compensation expense increased in 2011 as compared to 2010, after declining in 2010 compared to 2009.  Compensation trends represent a sequenced plan to create efficiencies in operations first, and then to rebuild in select areas of the organization in order to drive future business expansion.  Investment in talent during 2011 was initiated to support profitable asset growth through value-added services to commercial and wealth clients in our existing and surrounding footprint.  Compensation expenses are expected to continue to increase as we further invest in talent to spur organic growth and support a diversified revenue stream.  At December 31, 2011, there were 888 full-time equivalent employees, compared to 866 at December 31, 2010 and 912 at December 31, 2009.  During 2009, we recorded $2.0 million, in severance and associated benefits that are included in the total compensation expense noted above.  The 2009 severance expense was related to implementation of our post-merger cost structure.

Net occupancy expense of premises and furniture and equipment expenses decreased in 2011 as compared to 2010 and in 2010 as compared to 2009, as we continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased in 2011 as compared to 2010 and in 2010 as compared to 2009 as we invested in additional systems and hardware, considered customer needs, grew online service channels, met regulatory requirements and adapted to a changing business mix.

Amortization expense decreased in 2011 as compared to 2010 and decreased slightly in 2010 as compared to 2009 as we were in our fourth year of amortization arising from the merger with Main Street and a previous acquisition was fully amortized in 2010.  The amortization is on an accelerated basis; thus, barring further acquisitions, we expect amortization expense to continue to gradually decline in the coming years.

Regulatory expense decreased in 2011 as compared to 2010 as a result of the change in the FDIC’s assessment methodology for financial institutions which became effective April 1, 2011.  We anticipate that our regulatory expense will generally remain at lower levels for the near future.  Regulatory expense decreased in 2010 as compared to 2009, primarily as a result of the FDIC $2.2 million special assessment paid in the second quarter of 2009.

We recorded goodwill impairment of $208.2 million during 2009.  During 2009, the Bank experienced significant operating losses driven primarily by the deterioration in the real estate markets in southwest Florida.  The operating losses and the effects of the economic environment on the valuation of financial institutions and the capital markets had a significant, negative effect on the fair value of the Bank.  As a result, we recorded $208.2 million of goodwill impairment in the quarter ended September 30, 2009, including $204.8 million at the Bank and $3.4 million at the parent company that was related to our banking operations.  The remaining goodwill of $20.7 million as of December 31, 2011 relates to FirsTech, our remittance processing subsidiary, and Busey Wealth Management. No goodwill impairment was recorded in either 2011 or 2010.

Our costs associated with OREO, such as collateral preservation and legal expenses, decreased in 2011 as compared to 2010 and in 2010 as compared to 2009 due to holding fewer commercial properties.  OREO costs increased significantly for 2009 as we held a higher concentration of commercial properties in 2009.  Under performing commercial properties require a greater expense to carry and operate than residential properties.

Other expense increased $1.4 million in 2011 as compared to 2010.  We categorize our OREO gains/losses on sale in other expense.  In 2011, a gain of $0.2 million was recorded versus a gain in 2010 of $1.7 million.  The large gain in 2010 reduced the level of operating expenses in 2010, which resulted in an increase on a comparative basis to current year net expenses.  Other expense decreased $6.8 million in 2010 as compared to 2009.  In 2010, the OREO gain on sale of $1.7 million was recorded versus a loss in 2009 of $1.6 million, creating a $3.3 million decrease in 2010 as compared to 2009.  In addition, in 2009 we placed a full valuation allowance on the carryforward tax asset related to Florida and Indiana in the amount of $2.4 million, due to the uncertainty as to the ability to realize our tax carryforwards in those states. The expense and benefit related to our state franchise taxes is recorded in other expenses.

The effective rate on income taxes, or income taxes divided by income (loss) before taxes, was an expense in 2011 and 2010 as compared to a benefit in 2009.  The 2011 and 2010 rate was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase. During 2010, tax preferred items represented a greater portion of our income than in the 2011; thus, the effective tax rate at December 31, 2010 of 28.9% was lower than the rate of 33.4% at December 31, 2011.  The negative effective rate in 2009 was primarily due to our pre-tax losses and was further impacted by adjustments for benefits from increased tax favored investments and offset by the impact of nondeductible goodwill impairment.  Additionally, in January 2011, the State of Illinois passed an income tax increase for both individuals and corporations.  This increased our state tax expense for 2011 and will continue to do so in future years.

The efficiency ratio represents total other expense, less amortization charges and goodwill impairment, as a percentage of tax-equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio increased in 2011 as compared to 2010, while it had improved in 2010 as compared to 2009.  As we continue to add full time equivalent employees in the coming year, this may have a negative effect on the efficiency ratio until marginal income growth exceeds the marginal cost of our investment.

Balance Sheet — December 31, 2011 and December 31, 2010

Significant Balance Sheet Items

	December 31, 2011	December 31, 2010	% Change
	(dollars in thousands)
Assets
Securities available for sale	$831,749	$599,459	38.7%
Loans, including held for sale (net of allowance for loan losses 2011 $58,506; 2010 $76,038)	1,992,838	2,292,739	(13.1)%

Total assets	$3,402,122	$3,605,003	(5.6)%

Liabilities
Deposits:
Noninterest-bearing	$503,118	$460,661	9.2%
Interest-bearing	2,260,336	2,455,705	(8.0)%
Total deposits	2,763,454	2,916,366	(5.2)%

Securities sold under agreements to repurchase	127,867	138,982	(8.0)%
Long-term debt	19,417	43,159	(55.0)%

Total liabilities	$2,992,855	$3,184,498	(6.0)%

Stockholders’ equity	$409,267	$420,505	(2.7)%

Our balance sheet shrank by 5.6% during 2011.  Overall, assets decreased by $202.9 million. Net loans, including loans held for sale declined by $299.9 million.  Net charge-offs of loan balances in 2011 were $37.5 million.  During 2011, we sold loans of $21.1 million net of charge-offs.  Over the past few years, we were in a process of removing under and non-performing loans from our loan portfolio as demonstrated in our consistent improvement in asset quality metrics.  While we believe this approach served us well to get through the recent economic cycle, it is not a sustainable, long-term model for success. In 2012, we plan to invest in talent to drive future business expansion.

Liabilities decreased $191.6 million during 2011, which was primarily due to the decline in our asset base.  As our loan balances declined, we were able to allow high cost funding to mature without replacement.  During 2011, interest-bearing deposits declined by $195.4 million, securities sold under agreements to repurchase declined by $11.1 million and long-term debt declined by $23.7 million. Time deposits declined $202.7 million, including a decline in brokered CDs of $43.8 million.   Noninterest-bearing deposits increased $42.5 million.

Stockholder’s equity decreased $11.2 million during 2011.  This decrease was primarily the result of funds used in conjunction with the Company’s exit from TARP. On August 25, 2011 the Company redeemed the outstanding shares of its Series T Preferred Stock, issued to the U.S. Department of Treasury pursuant to TARP, for approximately $100.1 million. This redemption, partially offset by a $72.6 million investment in the Company’s preferred stock by the Treasury under the SBLF, resulted in a $27.3 million decrease in stockholders’ equity.  This decrease was partially offset by an increase in our unrealized gains within our investment portfolio and year-to-date earnings, which were in turn partially offset by dividends.

Investment Securities

We have classified all investment securities as securities available for sale.  These securities are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs.  Securities available for sale are carried at fair value.  As of December 31, 2011, the fair value of these securities was $831.7 million and the amortized cost was $809.4 million.  There were $22.5 million of gross unrealized gains and $0.2 million of gross unrealized losses for a net unrealized gain of $22.3 million.  The unrealized gain, net of tax, of $13.1 million has been included in stockholders’ equity.

The composition of securities available for sale was as follows:

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
U.S. Treasury securities	$46,035	$381	$782	$758	$15,170
Obligations of U.S. government corporations and agencies	349,031	333,135	346,030	408,107	440,221
Obligations of states and political subdivisions	154,437	76,935	82,546	92,194	89,401
Residential mortgage-backed securities	278,115	183,006	135,285	125,218	36,742
Corporate debt securities	2,583	1,499	1,721	3,097	3,661
Mutual funds and other equity securities	1,548	4,503	3,276	3,297	4,347
Fair value of securities available for sale	$831,749	$599,459	$569,640	$632,671	$589,542
Amortized cost	$809,439	$584,469	$555,016	$616,349	$582,685
Fair value as a percentage of amortized cost	102.76%	102.56%	102.63%	102.65%	101.18%

The Bank’s portfolio totaled $823.1 million at December 31, 2011 compared to $588.9 million at December 31, 2010. The increase in the Bank’s portfolio during 2011 was due primarily to the investment of funds resulting from a decrease in loans and having more liquidity on the balance sheet.

The primary purposes of the investment portfolio include providing a source of liquidity, providing collateral for pledging purposes against public monies and repurchase agreements, serving as a tool for interest rate risk positioning and providing a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  Pledged securities totaled $359.9 million, or 43.3%, and $405.7 million, or 67.7% at December 31, 2011 and 2010, respectively.  Approximately 51% of the Company’s obligations of states and political subdivisions portfolio consists of securities issued by municipalities in Illinois, including $5.0 million in direct exposure to the State of Illinois.

The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2011 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Investment Securities(1)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$46,035	0.95%	$—	—%	$—	—%
Obligations of U.S. government corporations and agencies	97,565	2.47%	250,613	2.11%	853	3.12%	—	—%
Obligations of states and political subdivisions (2)	18,823	2.71%	100,617	3.08%	19,901	5.43%	15,096	6.23%
Residential mortgage-backed securities	—	—%	877	4.39%	203,594	2.50%	73,644	3.17%
Corporate debt securities	569	4.79%	1,008	3.94%	1,006	5.24%	—	—%
Total	$116,957	2.52%	$399,150	2.23%	$225,354	2.77%	$88,740	3.69%

(1)	Excludes mutual funds and other equity securities.
(2)	On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2011).

Overall in 2011, the investment portfolio grew by 38.7% as First Busey deployed additional funds not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation.  We have not experienced credit related losses in our investment portfolio and all classes of investments had valuations at December 31, 2011 in excess of their respective cost basis.

Loan Portfolio

The composition of our loan portfolio was as follows:

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Commercial	$407,855	$439,393	$494,374	$551,580	$541,698
Commercial real estate	980,216	1,072,817	1,210,807	1,179,155	976,092
Real estate construction	104,865	154,411	299,754	703,083	680,072
Retail real estate	540,146	657,096	719,557	765,358	801,803
Retail other	18,262	45,060	68,331	58,405	53,360
Loans	$2,051,344	$2,368,777	$2,792,823	$3,257,581	$3,053,225

Loans, including loans held for sale and deferred loan fees, before allowance for loan losses, decreased 13.4% to $2.05 billion as of December 31, 2011 from $2.37 billion at December 31, 2010.  The largest decline, of $117.0 million, was in retail real estate.  The second largest decline was in commercial real estate at $92.6 million. Our focus going forward is to grow loans through relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship. We are formulating plans to initiate significant investment in our commercial banking and cash management businesses to improve penetration in our current markets and widen our sphere of influence to surrounding areas in 2012 and beyond.

Geographic distribution of loans was as follows:

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506

Net loans				$1,977,589

(1) Loans held for sale are included in retail real estate.

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less held for sale(1)				49,684
				$2,319,093

Less allowance for loan losses				76,038

Net loans				$2,243,055

(1) Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academia and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges of the past few years.  Although our downstate Illinois and Indiana markets experienced some economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by the economic period since 2008 have significantly impacted that economy.  In 2011, we started implementing changes we believe will facilitate growth while continuing to focus on reducing problem loans.  Achieving meaningful organic growth is a significant focus for 2012.

We do not have any loans to customers engaged in oil and gas exploration or to foreign companies or governments.  Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $514.8 million and $513.7 million as of December 31, 2011 and 2010, respectively.

As illustrated by the tables above, we have a concentration of loans within commercial real estate. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding certain real estate-mortgage loans and installment loans to individuals) at December 31, 2011:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial	$270,036	$122,548	$15,271	$407,855
Commercial real estate	381,765	552,234	46,217	980,216
Real estate construction	85,353	19,489	23	104,865
Total	$737,154	$694,271	$61,511	$1,492,936

Interest rate sensitivity of selected loans
Fixed rate	$262,647	$438,378	$57,577	$758,602
Adjustable rate	474,507	255,893	3,934	734,334
Total	$737,154	$694,271	$61,511	$1,492,936

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Average loans outstanding during period	$2,173,408	$2,609,337	$3,138,708	$3,163,739	$2,405,583
Allowance for loan losses:
Balance at beginning of period	$76,038	$100,179	$98,671	$42,560	$23,588

Loans charged-off:
Commercial	$(10,726)	$(10,896)	$(7,812)	$(2,035)	$(335)
Commercial real estate	(14,298)	(28,576)	(41,929)	(10,909)	(626)
Real estate construction	(7,556)	(28,268)	(186,676)	(18,378)	(3,207)
Retail real estate	(12,165)	(12,751)	(16,781)	(11,172)	(4,924)
Retail other	(668)	(552)	(385)	(403)	(252)
Total charge-offs	$(45,413)	$(81,043)	$(253,582)	$(42,897)	$(9,344)
Recoveries:
Commercial	$1,562	$185	$107	$205	$684
Commercial real estate	1,047	2,849	718	6	28
Real estate construction	1,268	11,241	1,970	10	8
Retail real estate	2,615	513	666	392	90
Retail other	1,389	114	129	145	184
Total recoveries	$7,881	$14,902	$3,590	$758	$994
Net loans charged-off	$(37,532)	$(66,141)	$(249,992)	$(42,139)	$(8,350)
Provision for loan losses	$20,000	$42,000	$251,500	$98,250	$14,475
Net additions due to acquisition	$—	$—	$—	$—	$12,847
Balance at end of period	$58,506	$76,038	$100,179	$98,671	$42,560
Ratios:
Net charge-offs to average loans	1.73%	2.53%	7.96%	1.33%	0.35%
Allowance for loan losses to total loans at period end	2.85%	3.21%	3.59%	3.02%	1.39%

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2011		2010		2009		2008		2007
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial	$11,082	19.9%	$13,840	18.5%	$9,824	17.7%	$16,707	16.9%	$7,552	17.7%
Commercial real estate	27,018	47.8%	32,795	45.3%	38,249	43.4%	35,716	36.2%	13,554	31.9%
Real estate construction	7,288	5.1%	11,903	6.5%	37,490	10.7%	21,296	21.6%	9,443	22.3%
Retail real estate	12,633	26.3%	14,947	27.8%	12,753	25.8%	23,183	23.5%	11,107	26.3%
Retail other	485	0.9%	2,553	1.9%	1,440	2.4%	1,769	1.8%	741	1.8%
Unallocated	—	NA	—	NA	423	NA	—	NA	163	NA
Total	$58,506	100.0%	$76,038	100.0%	$100,179	100.0%	$98,671	100.0%	$42,560	100.0%

Our allowance for loan losses was $58.5 million, or 2.85% of loans and $76.0 million, or 3.21% of loans, at December 31, 2011 and 2010, respectively.

We continue to see a decline in our net charge-offs.  As a portion of our allowance is based upon weighted historical charge-offs, the lesser amount of charge-offs in 2011 and 2010 replaced 2009, a year with significantly higher charge-offs in the historical data, causing the weighted historical average charge-off rate to decline.  The decreased levels of charge-offs and delinquency trends, along with declining loan balances, have led to a decrease in the allowance requirement. The market mix changed significantly in 2010, from primarily an Indiana and Florida base to an Illinois base.  As historical charge-off percentages in Illinois are significantly less than that of Indiana and Florida, this also contributed to the decrease in the required allowance based on weighted historical charge-offs for our loan portfolio, including our adversely graded portfolio.  The loss expectations for Indiana and Illinois were less than southwest Florida as real estate values have not experienced the same level of decline in these areas.

With few insignificant exceptions, our loan portfolio is collateralized primarily by real estate.  Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down to the fair value of our interest in the underlying collateral.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision are made based upon all information available at that time.  The provision reflects managements’ analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.

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

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an appropriate allowance for known and probable losses.  In assessing the appropriateness of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to charge-off a loan balance, such write-off is charged against the allowance for loan losses.

Our provision for loan losses was $20.0 million during 2011 compared to $42.0 million in 2010 and $251.5 million in 2009.  The decrease in provision expense during 2011 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.  The 2009 increased provision expense was primarily related to the risks that management perceived in the southwest Florida markets.  See further discussion of the non-performing loans, including geographic allocations, under the Non-performing Loans section.

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

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each of the years indicated:

	2011	2010	2009	2008	2007
	(dollars in thousands)
Non-accrual loans	$38,340	$65,486	$82,133	$68,347	$15,370
Loans 90+ days past due and still accruing	173	2,618	4,166	15,845	4,710
Total non-performing loans	$38,513	$68,104	$86,299	$84,192	$20,080

Repossessed assets	$6,378	$9,154	$17,190	$15,786	$2,026
Other assets acquired in satisfaction of debts previously contracted	2,074	6	51	8	2
Total non-performing other assets	$8,452	$9,160	$17,241	$15,794	$2,028

Total non-performing loans and non- performing other assets	$46,965	$77,264	$103,540	$99,986	$22,108
Non-performing loans to loans, before allowance for loan losses	1.88%	2.88%	3.09%	2.58%	0.66%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	2.28%	3.26%	3.71%	3.07%	0.72%
Performing restructured loans not included above	$33,637	$28,233	$30,541	$45,604	$ NS

NS=Not significant

Since the first quarter of 2010, we have demonstrated improvement in non-performing assets each quarter.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio and realize the benefits of gradually improving overall economic conditions.  Total non-performing assets were $47.0 million at December 31, 2011, compared to $77.3 million at December 31, 2010.

The Bank charged-off $19.1 million of principal balance on loans that were on non-accrual status at December 31, 2011.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but gross of related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off the $19.1 million in loans, our non-accrual loans would have been that amount greater than the $38.3 million reported.

Please see “Note 4 — Loans” in the Notes to the Consolidated Financial Statements for further discussion of past due loans, impaired loans and restructured loans.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90-days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans decreased to $80.6 million at December 31, 2011 compared to $107.5 million at December 31, 2010.  The balance of potential problem loans is a reflection of continued economic challenges, however we do not feel the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of December 31, 2011, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits

As indicated in the following table, average noninterest-bearing deposits as a percentage of average total deposits increased to 16.8% for the year ended December 31, 2011, from 14.9% for the year ended December 31, 2010, which was an increase from 13.3% for the year ended December 31, 2009.  In 2011, we launched an initiative aimed to help front line associates deepen our relationship value with customers and we believe the increase in noninterest-bearing demand deposits in 2011 was aided by this initiative.

	Year Ended December 31,
	2011			2010			2009
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Noninterest-bearing demand deposits	$472,516	16.8%	0.00%	$450,106	14.9%	0.00%	$445,842	13.3%	0.00%
Interest-bearing demand Deposits	39,900	1.4%	0.23%	40,260	1.3%	0.29%	31,344	0.9%	0.31%
Savings/Money Market	1,424,764	50.6%	0.29%	1,337,308	44.2%	0.45%	1,286,092	38.2%	0.71%
Time deposits	877,011	31.2%	1.64%	1,199,114	39.6%	2.22%	1,600,067	47.6%	3.18%
Total	$2,814,191	100.0%	0.66%	$3,026,788	100.0%	1.08%	$3,363,345	100.0%	1.79%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2011 had the following maturities (dollars in thousands):

Under 3 months	$48,219
3 to 6 months	36,603
6 to 12 months	70,060
Over 12 months	81,153
Total	$236,035

Brokered certificates of deposit at December 31, 2011 had the following maturities (dollars in thousands):

Under 3 months	$23,266
3 to 6 months	99
6 to 12 months	5,976
Over 12 months	573
Total	$29,914

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

	Federal funds purchased	Securities sold under agreements to repurchase	Other short-term borrowings
	(dollars in thousands)
2011
Balance, December 31, 2011	$—	$127,867	$—
Weighted average interest rate at end of period	—%	0.21%	—%
Maximum outstanding at any month end	$—	$142,557	$—
Average daily balance	$—	$127,095	$—
Weighted average interest rate during period (1)	—%	0.29%	—%

2010
Balance, December 31, 2010	$—	$138,982	$—
Weighted average interest rate at end of period	—%	0.32%	—%
Maximum outstanding at any month end	$—	$141,276	$4,000
Average daily balance	$5	$134,207	$2,016
Weighted average interest rate during period (1)	—%	0.41%	4.26%

2009
Balance, December 31, 2009	$—	$142,325	$—
Weighted average interest rate at end of period	—%	0.50%	—%
Maximum outstanding at any month end	$34,100	$162,329	$83,000
Average daily balance	$2,070	$149,143	$38,904
Weighted average interest rate during period (1)	0.53%	0.73%	2.92%

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

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period. Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash and due from banks	$76,651	$80,174	$82,535
Interest-bearing bank deposits	282,634	155,132	58,605
Federal funds sold	—	—	279
Total	$359,285	$235,306	$141,419
Percent of average total assets	10.3%	6.4%	3.3%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve and the Federal Home Loan Bank, and brokered deposits.  We have an operating line of credit with our correspondent lender in the amount of $20.0 million, of which all $20.0 million was available as of December 31, 2011.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of December 31, 2011, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

At December 31, 2011 the Bank’s capital ratios were in excess of the minimum capital ratios required to be “well capitalized” under regulatory standards. However, due to the significant losses at the Bank in 2009 and 2008, dividends were not paid from the Bank in 2011 or 2010.  Further, until such time as retained earnings have been restored, the Bank will not be permitted to pay dividends and we will need to request permission from the Bank’s primary regulator to receive any capital out of the Bank.  Therefore, the additional liquidity at the parent company level will be maintained to serve as the primary funding source for parent company operations, including the payment of dividends to our common stockholders.

Off-Balance Sheet Arrangements

The Bank routinely enters into commitments to extend credit in the normal course of its business.  As of December 31, 2011 and 2010, we had outstanding loan commitments including lines of credit of $501.2 million, and $498.1 million, respectively.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Please see “Note 18 — Commitments, Contingencies and Credit Risk” in the Notes to the Consolidated Financial Statements for further description of our off-balance sheet arrangements.

Contractual Obligations

We entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2011.

				Junior
				Subordinated
				Debt Owed to
	Certificates of	Long-term	Operating	Unconsolidated
	Deposit	Borrowings	Leases	Trusts	Total
	(dollars in thousands)

2012	$535,976	$12,417	$2,171	$—	$550,564
2013	156,174	7,000	821	—	163,995
2014	58,767	—	751	—	59,518
2015	25,213	—	694	—	25,907
2016	31,253	—	186	—	31,439
Thereafter	103	—	1,593	55,000	56,696
Total	$807,486	$19,417	$6,216	$55,000	$888,119

Commitments to extend credit					$514,798

Net cash flows provided by operating activities totaled $115.9 million, $87.8 million and $51.4 million in 2011, 2010 and 2009, respectively.  Significant items affecting the cash flows provided by operating activities include net income (loss), depreciation and amortization expense, the provision for loan losses, goodwill impairment (in 2009 only), deferred income taxes, gain on sales of loans, and activities related to the origination and sale of mortgage loans held for sale.  Net cash provided by mortgage loans originated in 2011 was $45.4 million; however, net cash used in mortgage loan originations totaled $4.4 million and $2.6 million in 2010 and 2009, respectively.  Fluctuations in sales are primarily a function of changes in market rates for mortgage loans which influence refinance activity.

Net cash provided by investing activities totaled $13.2 million, $352.0 million and $278.9 million in 2011, 2010 and 2009, respectively. Significant activities affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios. The primary reason for investing activities providing cash to the Company during these years is the reduction in loans and increase in purchases of available for sale securities. The net loan portfolio decline was $233.9 million in 2011, $362.5 million in 2010 and $211.4 million in 2009.  In addition, purchases of securities classified as available for sale totaled $374.3 million in 2011, $252.5 million in 2010 and $205.1 million in 2009. The increase in the Company’s investment portfolio was directly related to a decrease in loans; more liquidity on the balance sheet allowed the Company to invest additional funds into the portfolio.

Net cash used in financing activities was $233.0 million, $227.9 million and $313.4 million in 2011, 2010 and 2009, respectively. The cash used in financing activities reflected our large decline in higher cost funding sources such as borrowings and time deposits. Significant items affecting cash flows from financing activities are deposits, short-term borrowings, long-term debt, and net proceeds from stock issuances. Deposits, which represent the Company’s primary funding source, shrank $152.9 million in 2011, $254.7 million in 2010 and $335.6 million in 2009. Due to a declining rate environment for long-term rates over the past three years, the Company utilized federal funds, repurchase agreements, and short-term borrowings for financing needs. In addition, outside funding of $84.3 million and $216.9 million was utilized during 2010 and 2009, respectively.  In 2011, the Company issued $72.6 million in preferred stock to Treasury in connection with its participation in the Small Business Lending Fund program.  The proceeds from this stock issuance allowed the Company to repurchase all shares of its Series T preferred stock for a redemption price of $100.1 million.  The Company’s net cash outlay for these transactions was $27.3 million.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2011, we had a total capital to total risk-weighted asset ratio of 18.65%, a Tier 1 capital to risk-weighted asset ratio of 17.35% and a Tier 1 leverage ratio of 11.50%; the Bank had ratios of 17.27%, 15.97%, and 10.60%, respectively.

At our 2010 Annual Meeting of Stockholders, our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of our common stock from 100 million to 200 million.  We believe that our continued improvement in terms of credit issues and earnings should put us in a position to take advantage of growth opportunities in the future, which we may fund through the issuance of additional common stock.

Issuance of Preferred Stock Under Small Business Lending Fund

On August 25, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with  Treasury, pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $72,664,000 (which were used to partially finance the Company’s redemption of Series T Preferred Stock as described below).  The SBLF is a U.S. Department of the Treasury lending program that encourages qualified community banks to partner with small businesses and entrepreneurs to create jobs and promote economic development in local communities.

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, which began October 1, 2011. The dividend rate is calculated as a percentage of the aggregate “Liquidation Amount” of the outstanding Series C Preferred Stock and will be based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as such terms are defined in the Purchase Agreement) by the Bank. Based upon the lack of increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, was set at 5%. For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Bank’s level of QSBL. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Redemption of Series T Preferred Stock

The Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”), was issued to the Treasury on March 6, 2009 in connection with the Company’s participation in the TARP Capital Purchase Program (“CPP”). On August 25, 2011, the Company entered into and consummated the transactions contemplated by a letter agreement (the “Repurchase Document”) with the Treasury.  Under the Repurchase Document, the Company redeemed from the Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 100,000 outstanding shares of its Series T Preferred Stock, for a redemption price of approximately $100.1 million, including accrued but unpaid dividends to the date of redemption.

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Since the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  At December 31, 2011, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding; however, on November 23, 2011 the Treasury completed an auction to sell to CCS LLC its warrant in a private transaction.

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

Information relating to additional new accounting pronouncements issued but not yet adopted appears in “Note 1 — Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

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

The Bank has an asset-liability committee which meets at least quarterly to review current market conditions and attempts to structure the Bank’s balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

Interest rate sensitivity is a measure of the volatility of the net interest margin as a consequence of changes in market rates.  The rate-sensitivity chart below shows the interval of time in which given volumes of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities would be responsive to changes in market interest rates based on their contractual maturities or terms for repricing.  It is however, only a static, single-day depiction of First Busey’s rate sensitivity structure, which can be adjusted in response to changes in forecasted interest rates.

The following table sets forth the static rate-sensitivity analysis of First Busey as of December 31, 2011:

	Rate Sensitive Within
	1-30 Days	31-90 Days	91-180 Days	181 Days – 1 Year	Over 1 Year	Total
	(dollars in thousands)
Interest-bearing deposits	$219,879	$—	$—	$—	$—	$219,879
Investment securities
U.S. Treasuries and Agencies	15,000	10,000	30,000	41,155	298,911	395,066
States and political subdivisions	2,136	945	4,985	12,621	133,750	154,437
Other securities	11,904	17,847	25,126	45,547	181,822	282,246
Loans	505,130	148,159	159,008	305,219	933,828	2,051,344
Total rate-sensitive assets	$754,049	$176,951	$219,119	$404,542	$1,548,311	$3,102,972

Interest-bearing transaction deposits	$107,908	$—	$—	$—	$—	$107,908
Savings deposits	188,297	—	—	—	—	188,297
Money market deposits	1,156,645	—	—	—	—	1,156,645
Time deposits	87,050	105,879	130,359	218,071	266,127	807,486
Repurchase agreements	123,245	2,136	—	2,486	—	127,867
Long-term debt	417	—	5,000	7,000	7,000	19,417
Junior subordinated debt owed to unconsolidated trusts	—	55,000	—	—	—	55,000
Total rate-sensitive liabilities	$1,663,562	$163,015	$135,359	$227,557	$273,127	$2,462,620
Rate-sensitive assets less rate-sensitive liabilities	$(909,513)	$13,936	$83,760	$176,985	$1,275,184	$640,354
Cumulative gap	$(909,513)	$(895,577)	$(811,817)	$(634,832)	$640,352
Cumulative amounts as a percentage of total rate-sensitive assets	(29.31)%	(28.86)%	(26.16)%	(20.46)%	20.64%
Cumulative Ratio	0.45	0.51	0.59	0.71	1.26

The foregoing table shows a cumulative negative (liability-sensitive) rate-sensitivity gap of $634.8 million through one year as there were more liabilities subject to repricing during those time periods than there were assets subject to repricing within those same time periods.  Beyond one year, the volume of assets subject to repricing exceeds the volume of liabilities subject to repricing.  The composition of the gap structure at December 31, 2011, indicates First Busey would benefit more if interest rates decrease during the next year by allowing the net interest margin to grow as the volume of interest-bearing liabilities subject to repricing would be greater than the volume of interest-earning assets subject to repricing during the same period.  However, as the analysis below demonstrates, many of our liabilities are at or near applicable interest rates floors and further declines in interest rates would not allow for the liabilities to absorb the rate decreases in excess of the decline in asset rates.  Even though the gap analysis shows we are liability sensitive through one year, we are actually asset sensitive due to the current interest rate environment.

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the Federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at December 31, 2011 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of December 31, 2011 and 2010, due to the interest rate market, a downward adjustment in Federal fund rates was not possible.  Utilizing this measurement concept, the interest-rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400
December 31, 2011	NA	NA	NA	NA	(0.54)%	(3.86)%	(8.07)%	(12.67)%

December 31, 2010	NA	NA	NA	NA	(1.70)%	(3.92)%	(6.57)%	(9.46)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, First Busey is within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

Item 8.  Financial Statements and Supplementary Data

The financial statements are presented beginning on page 71, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of December 31, 2011, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

McGladrey & Pullen, LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Busey Corporation and subsidiaries and our report dated March 9, 2012, expressed an unqualified opinion.

/s/ McGLADREY & PULLEN, LLP

Champaign, Illinois

March 9, 2012

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2011. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 16 — Stock Incentive Plans” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,017,922	$16.23	4,476,594
Equity compensation plans not approved by stockholders	—	—	—
Total	1,017,922	$16.23	4,476,594

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Director Matters.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

First Busey Corporation Index to Financial Statements

Part IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

A list of exhibits to this Form 10-K is set forth on the Exhibit Index immediately following the signature page hereto and is incorporated into this report by reference.

Stockholders may obtain a copy of any of the exhibits by writing to First Busey Corporation, Corporate Secretary, at 100 W. University, Champaign, IL  61820, or by visiting the SEC’s EDGAR database at http://www.sec.gov.  The Company’s SEC file number is 0-15950.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Champaign, Illinois on March 9, 2012.

FIRST BUSEY CORPORATION
BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer
(Principal Executive Officer)

BY	/s/ DAVID B. WHITE
David B. White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2012.

Signature	Title

/s/ VAN A.DUKEMAN	President and Chief Executive Officer; Director
Van A. Dukeman	(Principal Executive Officer)

/s/ GREGORY B. LYKINS	Chairman
Gregory B. Lykins

/s/ JOSEPH M. AMBROSE	Director
Joseph M. Ambrose

/s/ DAVID J. DOWNEY	Director
David J. Downey

/s/ E. PHILLIPS KNOX	Director
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director
V. B. Leister, Jr.

/s/ AUGUST C. MEYER, JR.	Director
August C. Meyer, Jr.

/s/ GEORGE T. SHAPLAND	Director
George T. Shapland

/s/ THOMAS G. SLOAN	Director
Thomas G. Sloan

Exhibit Index

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv) the Certificate of Designation for Senior Non-Cumulative Perpetual Preferred Stock, Series C, dated August 23, 2011 (filed as Exhibit 3.1 to First Busey’s Registration Statement on Form S-3 filed with the Commission on September 30, 2011 (Commission File No. 333-177104), and incorporated herein by reference)

3.2

Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, as filed with the Secretary of State of the State of Nevada on March 4, 2009 (filed as Exhibit 3.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.3

Certificate of Designation for Convertible Cumulative Preferred Stock, Series A (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on October 27, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.4

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

3.5

Certificate of Designation for Convertible Cumulative Preferred Stock, Series B (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

4.1

Form of Stock Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.1 to First Busey’s Form 8-K dated August 28, 2011, filed with the Commission on August 28, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

4.2

Warrant to Purchase Common Stock, dated March 6, 2009 (filed as Exhibit 4.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.1

First Busey Corporation 1993 Restricted Stock Award Plan (filed as Appendix E to First Busey’s definitive proxy statement filed with the Commission on April 5, 1993 (Commission File No. 0-15950), and incorporated herein by reference)

10.2	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.3

First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.4

First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey’s definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.5

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.6

First Busey Corporation amendment to credit agreement with JPMorgan Chase, N.A., (filed as Exhibit 99.1 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.7

Continuing Pledge Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A., dated as of January 4, 2010 (filed as Exhibit 99.2 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.8

Letter agreement between First Busey Corporation and Douglas C. Mills, dated September 20, 2006 (filed as Exhibit 99.3 to First Busey’s Form 8-K dated September 21, 2006 (Commission File No. 0-15950), and incorporated by reference herein)

10.9

Letter agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 21, 2006 (Commission File No. 0-15950), and incorporated by reference herein)

10.10

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (Commission File No. 000-30031))

10.11

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (Commission File No. 000-30031))

10.12

Employment agreement by and between Main Street Trust, Inc. and David B. White (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (Commission File No. 000-30031))

10.13

Main Street Trust, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 on November 29, 2000, and incorporated by reference herein (Commission File No. 333-50890))

10.14

Employment agreement by and between First National Bank of Decatur and Chris M. Shroyer (filed as Exhibit 10.5 to Main Street Trust, Inc.’s Form 10-K on March 24, 2003, and incorporated by reference herein (Commission File No. 000-30031))

10.15

Employment agreement by and between BankIllinois Financial Corporation and Robert F. Plecki (filed as Exhibit 10.6 to Main Street Trust, Inc.’s Form 10-K on March 15, 2004, and incorporated by reference herein (Commission File No. 000-30031))

10.16

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (Commission File No. 000-30031))

10.17

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (Commission File No. 000-30031))

10.18

Letter agreement between Main Street Trust, Inc. and David B. White, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (Commission File No. 000-30031))

10.19

Underwriting Agreement between First Busey Corporation and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, dated September 24, 2009 (filed as Exhibit 1.1 to First Busey’s Form 8-K dated September 24, 2009, and filed with the Commission September 29, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.20

Amended and Restated Credit Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A. dated as of May 31, 2009 (filed as Exhibit 99.1 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.21

First Busey Corporation Line of Credit Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.2 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.22

First Busey Corporation Term Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.3 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.23

Letter Agreement, dated March 6, 2009, between First Busey and the United States Department of the Treasury, which includes the Securities Purchase Agreement — Standard Terms attached as Exhibit A thereto, with respect to the issuance and sale of the Series T Preferred Stock and the Warrant (filed as Exhibit 10.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.24

Side Letter, dated March 6, 2009, between First Busey and the United States Department of the Treasury (filed as Exhibit 10.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.25

Form of Waiver, executed by each of First Busey’s senior executive officers (filed as Exhibit 10.3 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.26

Form of Omnibus Amendment, executed by First Busey and each of First Busey’s senior executive officers (filed as Exhibit 10.4 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.27

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.28

Barbara J. Harrington Addendum to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.29

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.30

Christopher M. Shroyer Addendum to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.31	Form of Common Stock Purchase Agreement (filed as Exhibit 10.1 to First Busey’s Form 8-K dated December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.32	Form of Series B Preferred Stock Purchase Agreement (filed as Exhibit 10.2 to First Busey’s Form 8-K dated December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.33

Amendment to Credit Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A. dated as of May 31, 2011 (filed as Exhibit 99.1 to Form 8-K dated May 31, 2011, filed with the Commission on June 3, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.34

Note Modification Agreement between First Busey and JPMorgan Chase Bank, N.A., dated as of May 31, 2011 (filed as Exhibit 99.2 to First Busey’s Form 8-K dated May 31, 2011, filed with the Commission on June 3, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.35

Securities Purchase Agreement, dated August 25, 2011, between First Busey and the Secretary of the Treasury, with respect to the issuance and sale of the Series C Preferred Stock (filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.36

Repurchase Document, dated August 25, 2011, between First Busey and the United States Department of the Treasury, with respect to the repurchase of the Series T Preferred Stock (filed as Exhibit 10.2 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

14.1

First Busey Corporation Code of Ethics (filed as Exhibit 14.1 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Commission on March 12, 2004 (Registration 0-015950), and incorporated herein by reference)

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

101**

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iii)  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

**As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010, AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the First Busey Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGLADREY & PULLEN, LLP

Champaign, Illinois

March 9, 2012

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(dollars in thousands)
ASSETS
Cash and due from banks (Interest-bearing 2011 $219,879; 2010 $348,264)	$315,053	$418,965
Securities available for sale	831,749	599,459
Loans held for sale	15,249	49,684
Loans (net of allowance for loan losses 2011 $58,506; 2010 $76,038)	1,977,589	2,243,055
Premises and equipment	69,398	73,218
Goodwill	20,686	20,686
Other intangible assets	16,018	19,556
Cash surrender value of bank owned life insurance	37,882	37,425
Other real estate owned (OREO)	8,452	9,160
Deferred tax asset, net	48,236	64,240
Other assets	61,810	69,555
Total assets	$3,402,122	$3,605,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$503,118	$460,661
Interest-bearing	2,260,336	2,455,705
Total deposits	2,763,454	2,916,366

Securities sold under agreements to repurchase	127,867	138,982
Long-term debt	19,417	43,159
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	27,117	30,991
Total liabilities	$2,992,855	$3,184,498

Commitments and contingencies (see Note 18 - Commitments, Contingencies and Credit Risk)

Stockholders’ Equity
Series C Preferred stock, $.001 par value, 2011 72,664 shares authorized, issued and outstanding, 2010 none, $1,000.00 liquidation value	$72,664	$—
Series T Preferred stock, $.001 par value, authorized 1,000,000 shares; issued and outstanding - 2011 none, 2010 100,000 shares, $1,000.00 liquidation value	—	99,590
Series B Preferred stock, $.001 par value, authorized 318.6225 shares; issued and outstanding - 2011 none, 2010 318.6225 shares, $100,000.00 liquidation value	—	31,862
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 2011 88,287,132; 2010 80,790,132	88	81
Surplus	594,009	562,375
Retained earnings (deficit)	(238,085)	(249,418)
Accumulated other comprehensive income	13,124	9,032
Total stockholders’ equity before treasury stock and unearned ESOP shares	441,800	453,522

Common stock shares held in treasury at cost — 2011 1,646,726; 2010 1,650,605	(32,116)	(32,183)
Unearned ESOP shares — 2011 20,000; 2010 40,000	(417)	(834)
Total stockholders’ equity	409,267	420,505
Total liabilities and stockholders’ equity	$3,402,122	$3,605,003

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$114,791	$138,860	$161,971
Interest and dividends on investment securities:
Taxable interest income	15,192	14,344	19,187
Non-taxable interest income	2,836	2,979	3,352
Total interest income	132,819	156,183	184,510

Interest expense:
Deposits	18,660	32,714	60,079
Securities sold under agreements to repurchase	367	554	1,093
Short-term borrowings	38	86	1,136
Long-term debt	1,442	2,930	4,900
Junior subordinated debt owed to unconsolidated trusts	1,919	2,748	2,901
Total interest expense	22,426	39,032	70,109
Net interest income	110,393	117,151	114,401
Provision for loan losses	20,000	42,000	251,500
Net interest income (loss) after provision for loan losses	90,393	75,151	(137,099)

Other income:
Trust fees	15,657	14,231	12,817
Commissions and brokers’ fees, net	1,858	1,756	1,843
Remittance processing	9,196	9,349	13,032
Service charges on deposit accounts	12,616	11,490	12,358
Other service charges and fees	5,298	5,102	4,728
Gain on sales of loans	10,945	16,130	12,379
Security gains, net	170	1,018	130
Other	3,275	3,677	8,727
Total other income	59,015	62,753	66,014

Other expenses:
Salaries and wages	43,344	41,219	44,519
Employee benefits	9,896	9,693	9,086
Net occupancy expense of premises	8,897	9,135	9,886
Furniture and equipment expenses	5,277	5,962	7,288
Data processing	8,635	7,977	7,922
Amortization of intangible assets	3,538	4,088	4,361
Regulatory expense	4,109	6,978	8,580
Goodwill impairment	—	—	208,164
OREO expense	1,192	1,872	2,761
Other	19,677	18,286	25,128
Total other expenses	104,565	105,210	327,695
Income (loss) before income taxes	44,843	32,694	(398,780)
Income taxes	14,970	9,464	(75,667)
Net income (loss)	$29,873	$23,230	$(323,113)
Preferred stock dividends and discount accretion	5,342	5,170	4,767
Income (loss) available for common stockholders	$24,531	$18,060	$(327,880)

Basic earnings (loss) per share	$0.29	$0.27	$(7.85)
Diluted earnings (loss) per share	$0.29	$0.27	$(7.85)

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2008	$—	$38	$393,005	$85,810	$9,837	$(32,205)	$(1,668)	$454,817

Comprehensive loss:
Net loss	—	—	—	(323,113)	—	—	—	(323,113)
Other comprehensive income, net of tax:
Unrealized net holding losses arising during the period, net of tax benefit of $620	—	—	—	—	—	—	—	(947)
Reclassification adjustment, net of tax benefit of $52	—	—	—	—	—	—	—	(78)
Other comprehensive loss, net of tax of benefit $672	—	—	—	—	(1,025)	—	—	(1,025)
Comprehensive loss	—	—	—	—	—	—	—	(324,138)

Issuance of 100,000 shares of preferred stock and warrants	99,213	—	787	—	—	—	—	100,000
Issuance of 30,525,000 shares of common stock as result of common stock public offering, net of offering costs	—	30	116,824	—	—	—	—	116,854
Issuance of 1,282 shares of treasury stock for option exercise and related tax benefit	—	—	(32)	—	—	22	—	(10)
Cash dividends common stock at $.40 per share	—	—	—	(15,153)	—	—	—	(15,153)
Employee stock ownership plan shares allocated	—	—	(280)	—	—	—	417	137
Stock based employee compensation	—	—	141	—	—	—	—	141
Preferred stock dividends and discount accretion	247	—	(247)	(4,520)	—	—	—	(4,520)

Balance, December 31, 2009	$99,460	$68	$510,198	$(256,976)	$8,812	$(32,183)	$(1,251)	$328,128

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2009	$99,460	$68	$510,198	$(256,976)	$8,812	$(32,183)	$(1,251)	$328,128

Comprehensive income:
Net income	—	—	—	23,230	—	—	—	23,230
Other comprehensive income, net of tax:
Unrealized net holding gains arising during the period, net of tax of $550	—	—	—	—	—	—	—	834
Reclassification adjustment, net of tax of ($404)	—	—	—	—	—	—	—	(614)
Other comprehensive income, net of tax of $146	—	—	—	—	220	—	—	220
Comprehensive income	—	—	—	—	—	—	—	23,450

Issuance of 318.6225 shares of preferred stock	31,862	—	—	—	—	—	—	31,862
Issuance of 12,718,635 shares of common stock as a result of a registered direct offering, net of offering costs	—	13	52,441	—	—	—	—	52,454
Cash dividends common stock at $0.16 per share	—	—	—	(10,617)	—	—	—	(10,617)
Stock dividends restricted stock units at $0.08 per share	—	—	—	(15)	—	—	—	(15)
Employee stock ownership plan shares allocated	—	—	(328)	—	—	—	417	89
Stock based employee compensation	—	—	194	—	—	—	—	194
Preferred stock dividends and discount accretion	130	—	(130)	(5,040)	—	—	—	(5,040)

Balance, December 31, 2010	$131,452	$81	$562,375	$(249,418)	$9,032	$(32,183)	$(834)	$420,505

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2010	$131,452	$81	$562,375	$(249,418)	$9,032	$(32,183)	$(834)	$420,505

Comprehensive income:
Net income	—	—	—	29,873	—	—	—	29,873
Other comprehensive income, net of tax:
Unrealized net holding gains arising during the period, net of tax of $3,298	—	—	—	—	—	—	—	4,192
Reclassification adjustment, net of tax of ($70)	—	—	—	—	—	—	—	(100)
Other comprehensive income, net of tax of $3,228	—	—	—	—	4,092	—	—	4,092
Comprehensive income	—	—	—	—	—	—	—	33,965

Conversion of 318.6225 shares of Series B preferred stock to 7,497,000 shares of common stock	(31,862)	7	31,855	—	—	—	—	—
Repurchase of 100,000 shares of Series T preferred stock	(99,590)	—	(410)	—	—	—	—	(100,000)
Issuance of 72,664 shares of Series C preferred stock	72,664	—	—	—	—	—	—	72,664
Issuance of 3,879 shares of treasury stock for employee stock purchase plan	—	—	(49)	—	—	67	—	18
Cash dividends common stock at $0.16 per share	—	—	—	(13,555)	—	—	—	(13,555)
Stock dividends restricted stock units at $0.16 per share	—	—	68	(53)	—	—	—	15
Employee stock ownership plan shares allocated	—	—	(318)	—	—	—	417	99
Stock based employee compensation	—	—	488	—	—	—	—	488
Preferred stock dividends	—	—	—	(4,932)	—	—	—	(4,932)

Balance, December 31, 2011	$72,664	$88	$594,009	$(238,085)	$13,124	$(32,116)	$(417)	$409,267

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$29,873	$23,230	$(323,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based and non-cash compensation	488	194	141
Depreciation and amortization	9,063	10,278	12,249
Provision for loan losses	20,000	42,000	251,500
Fair value adjustment on employee stock ownership plan shares allocated	(318)	(328)	(280)
Provision for deferred income taxes	12,776	2,111	(46,502)
Amortization of security premiums and discounts, net	6,625	4,773	5,160
Security gains, net	(170)	(1,018)	(130)
Gain on sales of loans, net	(10,945)	(16,130)	(12,379)
Settlement of post retirement benefit liabilities	—	—	(2,021)
Increase in cash surrender value of bank owned life insurance	(457)	(1,675)	(1,220)
Net (gain) loss on OREO properties	(197)	(516)	1,596
Goodwill impairment	—	—	208,164
Increase (decrease) in deferred compensation	48	(17)	28
Change in assets and liabilities:
Decrease (increase) in other assets	7,745	34,559	(33,635)
Decrease in other liabilities	(4,033)	(5,290)	(5,596)
Net cash provided by operating activities before loan originations and sales	$70,498	$92,171	$53,962

Loans originated for sale	(521,970)	(710,102)	(694,812)
Proceeds from sales of loans	567,350	705,701	692,244

Net cash provided by operating activities	$115,878	$87,770	$51,394

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(374,297)	(252,496)	(205,119)
Proceeds from sales	12,754	43,217	17,030
Proceeds from maturities	127,757	176,108	244,861
Proceeds from sale of Federal Reserve Stock	—	—	1,845
Decrease in loans	233,901	362,472	211,365
Purchases of premises and equipment	(2,748)	(2,037)	(4,817)
Proceeds from sales of premises and equipment	1,043	157	1,133
Proceeds from sale of OREO properties	14,831	24,561	12,631

Net cash provided by investing activities	$13,241	$351,982	$278,929

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(202,709)	$(410,246)	$(350,353)
Net increase in demand deposits, money market and savings accounts	49,797	155,532	14,740
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(11,115)	(3,343)	(40,655)
Net payments on short-term borrowings	—	—	(83,000)
Principal payments on long-term debt	(23,325)	(38,500)	(52,000)
Proceeds from issuance of Series T Preferred stock and warrants	—	—	100,000
Repurchase of Series T Preferred stock	(100,000)	—	—
Proceeds from issuance of Series C Preferred stock	72,664	—	—
Proceeds from issuance of Series B Preferred stock, net	—	31,862	—
Proceeds from issuance of Common stock, net	—	52,454	116,854
Cash dividends paid	(18,343)	(15,617)	(18,951)

Net cash used in financing activities	(233,031)	(227,858)	(313,365)

Net (decrease) increase in cash and due from banks	(103,912)	211,894	16,958
Cash and due from banks, beginning	418,965	207,071	190,113

Cash and due from banks, ending	$315,053	$418,965	$207,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$23,953	$43,715	$76,073
Income taxes	2,756	1,251	—

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	13,926	15,964	18,348
Conversion of Series B Preferred stock to Common stock	31,862	—	—
Employee stock ownership plan shares allocated	417	417	417
Non-cash stock option activity	—	—	22
Dividends accrued	923	777	722
Biaggi stock warrant conversion	—	38	—
Securities available for sale transferred to loans	2,361	—	—

See accompanying notes to consolidated financial statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Description of business:

First Busey Corporation (the “Company”) is a Nevada corporation and a financial holding company whose subsidiaries provide retail and commercial banking services, and remittance processing, and offer a full range of financial products and services, including depository, lending, security brokerage services, investment management and fiduciary services, to individual, corporate, institutional and governmental customers through its locations in downstate Illinois, Indianapolis, Indiana and southwest Florida.  The Company and its subsidiaries are subject to competition from other financial institutions and non-financial institutions providing financial products and services.  The Company and its subsidiaries are also subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.

The significant accounting and reporting policies for the Company and its subsidiaries follow:

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries: Busey Bank (representing the August 2009 merger of Busey Bank, N.A. into Busey Bank) and its wholly-owned subsidiary FirsTech, Inc.; and Busey Wealth Management, Inc. and its wholly-owned subsidiaries Busey Trust Company and Busey Capital Management, Inc.  The Company and its subsidiaries maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements also exclude the following wholly-owned variable interest entities:  First Busey Statutory Trust II, First Busey Statutory Trust III and First Busey Statutory Trust IV because the Company is not the primary beneficiary.

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practice within the banking industry.

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

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiary, are not assets of the Company and, accordingly, are not included in the accompanying consolidated financial statements.  Busey Trust Company had assets under care of $3.8 billion and $3.5 billion at December 31, 2011 and 2010, respectively.

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

Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (a) the amount of the total impairment related to the credit loss and (b) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

The Company also evaluates whether the decline in fair value of an equity security is temporary or other-than-temporary.  In determining whether an unrealized loss on an equity security is temporary or other-than-temporary, management considers various factors, including the magnitude and duration of the impairment, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the equity security to forecasted recovery.

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

Loan origination and commitment fees, net of certain direct loan origination costs, are deferred and the net amount amortized as an adjustment of the related loan’s yield.  The Company is generally amortizing these amounts over the contractual life.  However, for long-term, fixed-rate mortgages the Company has anticipated prepayments and assumes an estimated economic life of 5 years or less. Commitment fees and costs are generally based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit and are recognized over the commitment period when the likelihood of exercise is remote.  If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the life of the loan as an adjustment of the yield.

Interest is accrued daily on the outstanding balances.  The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in the process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Other real estate owned

Other real estate owned (OREO) represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.

Goodwill

Goodwill represents the excess of the cost of a business acquired over the fair value of the new assets acquired.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date.  Accounting standards require a two step valuation approach to test for goodwill impairment.  The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.  We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach.  We then compare the estimated fair value of the reporting unit to the current carrying value of the reporting unit to determine if goodwill impairment had occurred as of the measurement date.  As there was no impairment determined in step one at December 31, 2011 and 2010, step two of the accounting guidance is not required.  It is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in further impairment.

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

ASC Topic 715, “Compensation—Retirement Benefits” required that an employer recognize a liability for post-employment benefits promised to an employee based on an arrangement between an employer and an employee. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and employee split the life insurance policy’s cash surrender value and/or death benefits. If the employer agrees to maintain a life insurance policy during the employee’s retirement, the present value of the cost of maintaining the insurance policy would be accrued over the employee’s active service period. Similarly, if the employer agrees to provide the employee with a death benefit, the present value of the death benefit would be accrued over the employee’s active service period.  During 2009, the Bank recorded a $2.0 million gain related to a partial settlement of the ASC Topic 715 post retirement obligations.   In conjunction with the partial settlement, the ongoing expense associated with the new authoritative guidance under ASC Topic 715 was insignificant.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2008.  The provision for income taxes is based on income as reported in the financial statements.

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes the existence of taxes paid in available carry-back years, available tax planning strategies and the probability that taxable income will be generated in future periods, while negative evidence includes a cumulative loss in 2009 and 2008 and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2011, although there is no guarantee that those assets will be recognizable in future periods.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2011 and 2010.

At December 31, 2011, the Company was under examination by the Internal Revenue Service for tax years 2009 and 2010, which is expected to be finalized in the first quarter of 2012.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income (loss) or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2011.

Stock-based employee compensation

During the second quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010. The Company will no longer make any additional grants under prior plans.

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

Stock-based compensation cost recognized includes compensation costs for all share-based payments based on the grant-date fair value. The Company estimates the grant-date fair value of stock options using the Black-Scholes option pricing model.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions.  Such models require the use of subjective assumptions, including expected stock price volatility.

The Company calculates the compensation cost of its non-vested stock awards (restricted stock units) based on the Company’s stock price on the grant date multiplied by the number of units granted. This cost is recorded over a specified requisite service period (i.e. vesting period) ranging from one to five years. As the units cliff vest and are subject only to a service condition, the cost is recorded using straight-line amortization. No compensation cost is recognized for unvested awards that are forfeited.

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based payments are to be presented as financing cash flows.  The Company had no excess tax benefit cash inflows during the years ended December 31, 2011, 2010 and 2009.

Segment disclosure

Operating segments are components of a business that (i) engage in business activities from which it may earn revenues and incur expenses; (ii) have operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segments and assess their performance; and (iii) for which discrete financial information is available. The Company’s segments are its three primary operating subsidiaries Busey Bank, FirsTech and Busey Wealth Management.

Earnings per share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders for the year by the weighted average number of shares outstanding.

Diluted earnings per share is determined by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option or grant price of a restricted stock unit, that option/restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents. At December 31, 2011, 957,922 outstanding options, 573,833 warrants, and 478,123 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At December 31, 2010, none of the Company’s 1,351,593 outstanding options, 573,833 warrants, or 194,914 restricted stock units were potentially dilutive.

The following reflects net income (loss) per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2011	2010	2009
	(dollars and shares in thousands, except per share data)
Net income (loss) available to common stockholders	$24,531	$18,060	$(327,880)

Weighted average common shares outstanding	85,304	66,397	41,788
Dilutive effect of outstanding options and warrants as determined by the application of the treasury stock method	8	—	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	85,312	66,397	41,788

Basic earnings (loss) per common share	$0.29	$0.27	$(7.85)

Diluted earnings (loss) per common share	$0.29	$0.27	$(7.85)

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Annual Report on Form 10-K were issued.  There were no significant subsequent events for the year ended December 31, 2011 through the date of these financial statements.

Impact of new financial accounting standards

FASB ASC Topic 210, “Disclosures about Offsetting Assets and Liabilities.” New authoritative accounting guidance (Accounting Standards Update No. 2011-11) under ASC Topic 210 requires enhanced disclosure information about offsetting and related arrangements, to enable users of its financial statements to understand the effect of those on its financial position.  This update will be effective for the annual periods beginning after January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

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

FASB ASC Topic 350, “Intangibles — Goodwill and Other — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” New authoritative accounting guidance (Accounting Standards Update No. 2010-28) under ASC Topic 350 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  An entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This update became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.  Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other (Topic 350)-Testing Goodwill for Impairment,” issued in September 2011, simplifies how an entity tests goodwill for impairment.  This update allows the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  If it is more likely than not, using qualitative assessments, that the fair value of a reporting unit is less than its carrying amount, an entity must still perform the existing two-step impairment test.  Otherwise, an entity would not be required to perform the test.  This update was effective for the annual and interim goodwill impairment tests performed after December 15, 2011, and did not have a significant impact on the Company’s financial statements.

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

Note 2.  Cash and Due from Banks

The Company’s bank subsidiary is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand.  The required reserve balances as of December 31, 2011 and 2010 were approximately $4.0 million and $3.4 million, respectively, including the clearing balance requirement.

Busey Bank has established a clearing balance requirement with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services.  As of December 31, 2011 and 2010, the clearing balance requirements totaled $2.8 million.  These deposited funds generate earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services.  The clearing balance requirement is included in the required reserve balance referred to above and may be increased, or otherwise adjusted, on approval of the Federal Reserve Bank based on estimated service charges; however, such adjustments will be made no more frequently than once per month.

The Company maintains its cash in deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 3.  Securities

The amortized cost and fair values of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2011:
U.S. Treasury securities	$45,550	$485	$—	$46,035
Obligations of U.S. government corporations and agencies	339,983	9,083	(35)	349,031
Obligations of states and political subdivisions	149,368	5,193	(124)	154,437
Residential mortgage-backed securities	271,787	6,374	(46)	278,115
Corporate debt securities	2,532	73	(22)	2,583
	809,220	21,208	(227)	830,201
Mutual funds and other equity securities	219	1,329	—	1,548

	$809,439	$22,537	$(227)	$831,749

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2010:
U.S. Treasury securities	$306	$75	$—	$381
Obligations of U.S. government corporations and agencies	324,193	9,028	(86)	333,135
Obligations of states and political subdivisions	74,691	2,340	(96)	76,935
Residential mortgage-backed securities	180,578	3,662	(1,234)	183,006
Corporate debt securities	1,443	56	—	1,499
	581,211	15,161	(1,416)	594,956
Mutual funds and other equity securities	3,258	1,245	—	4,503

	$584,469	$16,406	$(1,416)	$599,459

The amortized cost and fair value of debt securities available for sale as of December 31, 2011, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties, therefore, actual maturities could differ from the contractual maturities.  All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$115,684	$116,957
Due after one year through five years	388,871	399,150
Due after five years through ten years	219,600	225,354
Due after ten years	85,065	88,740
	$809,220	$830,201

Gains and losses related to sales of securities are summarized as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Gross security gains	$174	$1,025	$188
Gross security losses	(4)	(7)	(58)

Net security gains	$170	$1,018	$130

The tax provision for these net realized gains and losses was insignificant for the years ended December 31, 2011 and 2009.  It was $0.4 million for the year ended December 31, 2010.

Investment securities with carrying amounts of $359.9 million and $405.7 million on December 31, 2011 and 2010, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2011:
Obligations of U.S. government corporations and agencies	$15,615	$35	$—	$—	$15,615	$35
Obligations of states and political subdivisions	21,037	124	—	—	21,037	124
Residential mortgage-backed securities	16,428	46	—	—	16,428	46
Corporate debt securities	455	22			455	22

Total temporarily impaired securities	$53,535	$227	$—	$—	$53,535	$227

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2010:
Obligations of U.S. government corporations and agencies	$15,698	$86	$—	$—	$15,698	$86
Obligations of states and political subdivisions	8,452	96	—	—	8,452	96
Residential mortgage-backed securities	95,926	1,234	—	—	95,926	1,234

Total temporarily impaired securities	$120,076	$1,416	$—	$—	$120,076	$1,416

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2011 was 45, which represented a loss of 0.42% of the aggregate carrying value.  Based upon review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more likely than not that the Company will recover the amortized cost prior to being required to sell the securities. Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

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

Note 4.  Loans

Geographic distributions of loans were as follows:

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506

Net loans				$1,977,589

(1) Loans held for sale are included in retail real estate.

	December 31, 2010
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$395,629	$17,523	$26,241	$439,393
Commercial real estate	887,601	140,734	44,482	1,072,817
Real estate construction	108,050	20,104	26,257	154,411
Retail real estate	501,871	141,914	13,311	657,096
Retail other	43,944	958	158	45,060
Total	$1,937,095	$321,233	$110,449	$2,368,777

Less held for sale(1)				49,684
				$2,319,093

Less allowance for loan losses				76,038

Net loans				$2,243,055

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.7 million and $0.8 million as of December 31, 2011 and 2010, respectively.

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

Total borrowing relationships, which include direct and indirect debt, are generally limited to $20 million, which is significantly less than our regulatory lending limit.  Borrowing relationships exceeding $20 million are reviewed by our board of directors at least annually and more frequently by management.  At no time is a borrower’s total borrowing relationship permitted to exceed our regulatory lending limit. Loans to related parties, including executive officers and the Company’s various directorates, are reviewed for compliance with regulatory guidelines and by our board of directors at least annually.

The Company maintains an independent loan review department that reviews the loans for compliance with the Company’s loan policy on a periodic basis.  In addition to compliance with our policy, the loan review process reviews the risk assessments made by our credit department, lenders and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.

The Company’s lending can be summarized into five primary areas; commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and other retail loans. The significant majority of the lending activity occurs in the Company’s Illinois markets, with the remainder in the Florida and Indiana markets.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

Commercial Loans

Commercial loans typically comprise working capital loans or business expansion loans, including loans for asset purchases and other business loans.  Commercial loans will generally be guaranteed in full or a significant amount by the primary owners of the business. Commercial loans are made based primarily on the historical and projected cash flow of the underlying borrower and secondarily on the underlying assets pledged as collateral by the borrower.  The cash flows of the underlying borrower, however, may not perform consistent with historical or projected information.  Further, the collateral securing loans may fluctuate in value due to individual economic or other factors.  The Company has established minimum standards and underwriting guidelines for all commercial loan types.

Commercial Real Estate Loans

The Company is located in markets with significant academic presence.  The academic presence in addition to the commercial environment provides for the majority of our commercial lending opportunities to be commercial real estate related.  As the majority of our loan portfolio is within the commercial real estate class, our goal is to maintain a high quality, geographically diverse portfolio of commercial real estate loans. Commercial real estate loans are subject to underwriting standards and guidelines similar to commercial loans.  Commercial real estate loans will generally be guaranteed in full or a significant amount by the primary owners of the business. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value.  The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors.  These loans are subject to other industry guidelines that are closely monitored by the Company.

Real Estate Construction Loans

Real estate construction loans are typically commercial in nature. The loan proceeds are controlled by the Company and distributed for the improvement of real estate in which the Company holds a mortgage.  Real estate construction loans will generally be guaranteed in full or a significant amount by the developer or primary owners of the business. These loans are subject to underwriting standards and guidelines similar to commercial loans. The loan generally must be supported by an adequate “as completed” value of the underlying project. In addition to the underlying project, the financial history of the developer and business owners weighs significantly in determining approval. The repayment of these loans is typically through permanent financing following completion of the construction.  Real estate construction loans are inherently more risky than loans on completed properties as the unimproved nature and the financial risks of construction significantly enhance the risks of commercial real estate loans.  These loans are closely monitored and subject to other industry guidelines.

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans.  The Company sells substantially all of its long-term (10 years and over) retail real estate loans to secondary market purchasers.  The Company does retain retail real estate loans having terms typically five years or less.  As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

Retail Other Loans

Retail other loans consist of installment loans to individuals, primarily automotive loans.  These loans are centrally underwritten utilizing the borrower’s financial history, including the Fair Isaac Corporation (“FICO”) credit scoring and information as to the underlying collateral. Repayment is expected from the cash flow of the borrower.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans.  Loans are graded on a scale of 1 through 10 with grades 2, 4 & 5 unused.  A description of the general characteristics of the grades is as follows:

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

All loans are graded at inception of the loan.  All commercial and commercial real estate loans above $0.5 million with a grading of 7 are reviewed annually and grade changes are made as necessary.  All real estate construction loans above $0.5 million, regardless of the grade, are reviewed annually and grade changes are made as necessary.  Interim grade reviews may take place if circumstances of the borrower warrant a more timely review.  All loans above $0.5 million which are graded 8 are reviewed quarterly.  Further, all loans graded 9 or 10 are reviewed at least quarterly.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non posted and clearings):

	December 31, 2011
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.12	$298,332	$43,566	$28,172	$17,884	$9,071
Commercial real estate	5.75	617,247	95,553	69,185	54,670	8,201
Real estate construction	7.65	22,002	7,998	34,374	18,841	5,464
Retail real estate	3.67	378,355	8,581	3,561	4,041	4,768
Retail other	3.17	16,506	676	—	428	71
Total Illinois/Indiana		$1,332,442	$156,374	$135,292	$95,864	$27,575

Florida
Commercial	6.32	$5,471	$4,329	$191	$271	$568
Commercial real estate	6.44	73,021	21,296	18,677	17,124	5,242
Real estate construction	7.97	1,417	341	12,352	840	1,236
Retail real estate	4.14	89,195	2,227	20,071	4,470	3,719
Retail other	2.41	580	—	1	—	—
Total Florida		$169,684	$28,193	$51,292	$22,705	$10,765
Total		$1,502,126	$184,567	$186,584	$118,569	$38,340

	December 31, 2010
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.20	$292,027	$52,761	$26,526	$34,233	$16,323
Commercial real estate	5.86	660,520	109,553	76,311	72,831	12,868
Real estate construction	7.41	33,489	24,582	49,353	20,026	6,857
Retail real estate	3.72	433,371	12,288	6,781	3,860	5,615
Retail other	4.00	35,989	2,720	4,740	653	—
Total Illinois/Indiana		$1,455,396	$201,904	$163,711	$131,603	$41,663

Florida
Commercial	6.45	$12,777	$257	$913	$302	$3,274
Commercial real estate	6.65	69,758	10,270	34,881	14,905	10,920
Real estate construction	8.22	525	927	12,874	3,321	2,457
Retail real estate	4.21	106,974	3,840	21,985	932	7,162
Retail other	3.42	805	16	127	—	10
Total Florida		$190,839	$15,310	$70,780	$19,460	$23,823
Total		$1,646,235	$217,214	$234,491	$151,063	$65,486

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	December 31, 2011
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$131	$44	$48	$9,071
Commercial real estate	1,384	—	73	8,201
Real estate construction	—	—	—	5,464
Retail real estate	2,051	242	52	4,768
Retail other	23	2	—	71
Total Illinois/Indiana	$3,589	$288	$173	$27,575

Florida
Commercial	$—	$—	$—	$568
Commercial real estate	606	—	—	5,242
Real estate construction	—	—	—	1,236
Retail real estate	179	—	—	3,719
Retail other	—	50	—	—
Total Florida	$785	$50	$—	$10,765
Total	$4,374	$338	$173	$38,340

	December 31, 2010
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,613	$803	$—	$16,323
Commercial real estate	713	273	458	12,868
Real estate construction	—	620	—	6,857
Retail real estate	8,698	2,978	2,130	5,615
Retail other	2,226	653	30	—
Total Illinois/Indiana	$13,250	$5,327	$2,618	$41,663

Florida
Commercial	$—	$—	$—	$3,274
Commercial real estate	704	337	—	10,920
Real estate construction	175	—	—	2,457
Retail real estate	3,547	109	—	7,162
Retail other	28	—	—	10
Total Florida	$4,454	$446	$—	$23,823
Total	$17,704	$5,773	$2,618	$65,486

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled payments of principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  A loan is assessed for impairment by the Company if one of the following criteria is met: loans 60 days or more past due and over $0.25 million, loans graded 8 over $0.5 million or loans graded 9 or below.

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

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, loan sales to outside parties or restructuring.  During the years ended December 31, 2011 and 2010, the Company sold loans, net of charge-offs, of $21.1 million and $30.7 million, respectively.

The gross interest income that would have been recorded in the years ended December 31, 2011, 2010 and 2009 if impaired loans had been current in accordance with their original terms was $6.0 million, $9.2 million, and $12.9 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was $1.0 million, $1.6 million and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest-rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of December 31, 2011 and December 31, 2010 is as follows:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$32,380	$26,765
30 — 89 days past due	1,257	1,468
Included in non-performing loans	12,601	10,320
Total	$46,238	$38,553

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

Performing loans classified as TDRs during the three and twelve months ended December 31, 2011, segregated by class, are shown below along with the recorded investment at December 31, 2011:

	Three Months Ended December 31, 2011		Twelve Months Ended December 31, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Commercial	7	$4,859	7	$4,859
Commercial real estate	4	1,780	6	8,280
Real estate construction	1	1,615	1	1,615
Retail real estate	5	1,876	9	2,478
Retail other	—	—	—	—
Total	17	$10,130	23	$17,232

The seven commercial TDRs totaling $4.9 million for the three and twelve months ended December 31, 2011 were short-term principal payment relief.  The commercial real estate TDRs for the three months ended December 31, 2011 consisted of two modifications for short-term principal payment relief totaling $0.5 million and two modifications of forbearance agreements totaling $1.3 million.  The commercial real estate TDRs for the twelve months ended December 31, 2011 consisted of two modifications for short-term interest-rate relief totaling $6.5 million, two modifications for short-term principal payment relief totaling $0.5 million, and two modifications for forbearance agreements totaling $1.3 million.  The real estate construction TDR for the three and twelve months ended December 31, 2011 was a short-term principal payment relief modification.  The retail real estate TDRs for the three months ended December 31, 2011 consisted of one modification for short-term interest-rate relief totaling $0.1 million and four modifications for short-term principal payment relief totaling $1.8 million.  The retail real estate TDRs for the twelve months ended December 31, 2011 consisted of five modification for short-term interest-rate relief totaling $0.7 million and four modifications for short-term principal payment relief totaling $1.8 million.

The gross interest income that would have been recorded in the three and twelve months ended December 31, 2011 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDR loans that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and twelve months ended December 31, 2011, segregated by class, are shown below along with the recorded investment at December 31, 2011:

	Three Months Ended December 31, 2011		Twelve Months Ended December 31, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Commercial	5	$2,971	5	$2,971
Commercial real estate	5	2,450	6	4,950
Real estate construction	1	438	2	709
Retail real estate	9	1,778	11	3,241
Retail other	—	—	—	—
Total	20	$7,637	24	$11,871

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$19,612	$11,658	$2,889	$14,547	$697	$13,541
Commercial real estate	31,419	20,969	4,960	25,929	2,247	32,631
Real estate construction	15,740	12,317	—	12,317	—	13,310
Retail real estate	28,597	23,419	—	23,419	—	28,748
Retail other	71	71	—	71	—	41
Total	$95,439	$68,434	$7,849	$76,283	$2,944	$88,271

	December 31, 2010
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Commercial	$29,387	$13,103	$6,751	$19,854	$3,125	$15,155
Commercial real estate	44,538	29,358	7,407	36,765	3,464	40,120
Real estate construction	20,564	14,635	989	15,624	404	34,829
Retail real estate	46,443	28,967	7,801	36,768	3,806	38,773
Retail other	43	41	—	41	—	91
Total	$140,975	$86,104	$22,948	$109,052	$10,799	$128,968

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the allowance methodology is consistent with prior periods and the balance is adequate to cover the estimated losses in our loan portfolio at December 31, 2011 and December 31, 2010.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.25% and 3% as of December 31, 2011 and December 31, 2010, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.

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

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Balance, beginning of year	$76,038	$100,179	$98,671
Provision for loan losses	20,000	42,000	251,500
Recoveries applicable to loan balances previously charged-off	7,881	14,902	3,590
Loan balances charged-off	(45,413)	(81,043)	(253,582)

Balance, end of year	$58,506	$76,038	$100,179

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the twelve months ended December 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total
	(dollars in thousands)
Beginning balance	$13,840	$32,795	$11,903	$14,947	$2,553	$—	$76,038
Provision for loan loss	6,406	7,474	1,673	7,236	(2,789)	—	20,000
Charged-off	(10,726)	(14,298)	(7,556)	(12,165)	(668)	—	(45,413)
Recoveries	1,562	1,047	1,268	2,615	1,389	—	7,881
Ending Balance	$11,082	$27,018	$7,288	$12,633	$485	$—	$58,506

Amount allocated to:
Loans individually evaluated for impairment	$697	$2,247	$—	$—	$—	$—	$2,944
Loans collectively evaluated for impairment	$10,385	$24,771	$7,288	$12,633	$485	$—	$55,562
Ending Balance	$11,082	$27,018	$7,288	$12,633	$485	$—	$58,506

Loans:
Loans individually evaluated for impairment	$14,547	$25,929	$12,317	$23,419	$71	$—	$76,283
Loans collectively evaluated for impairment	$393,308	$954,287	$92,548	$501,478	$18,191	$—	$1,959,812
Ending Balance	$407,855	$980,216	$104,865	$524,897	$18,262	$—	$2,036,095

	As of and for the twelve months ended December 31, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Unallocated	Total
	(dollars in thousands)
Beginning balance	$9,824	$38,249	$37,490	$12,753	$1,440	$423	$100,179
Provision for loan loss	14,727	20,273	(8,560)	14,432	1,128	—	42,000
Charged-off	(10,896)	(28,576)	(28,268)	(12,751)	(129)	(423)	(81,043)
Recoveries	185	2,849	11,241	513	114	—	14,902
Ending Balance	$13,840	$32,795	$11,903	$14,947	$2,553	$—	$76,038

Amount allocated to:
Loans individually evaluated for impairment	$3,125	$3,464	$404	$3,806	$—	$—	$10,799
Loans collectively evaluated for impairment	$10,715	$29,331	$11,499	$11,141	$2,553	$—	$65,239
Ending Balance	$13,840	$32,795	$11,903	$14,947	$2,553	$—	$76,038

Loans:
Loans individually evaluated for impairment	$19,854	$36,765	$15,624	$36,768	$41	$—	$109,052
Loans collectively evaluated for impairment	$419,539	$1,036,052	$138,787	$570,644	$45,019	$—	$2,210,041
Ending Balance	$439,393	$1,072,817	$154,411	$607,412	$45,060	$—	$2,319,093

Note 5.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying consolidated balance sheets.  These unpaid principal balances were $1.31 billion and $1.17 billion as of December 31, 2011 and 2010, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.   Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2011 and 2010, was $5.5 million and $5.3 million, respectively.  The fair values of these servicing rights were $8.4 million and $7.5 million, respectively, at December 31, 2011 and 2010.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Mortgage servicing rights capitalized	$2,741	$3,537	$3,379
Mortgage servicing rights amortized	$2,530	$2,478	$1,424

Note 6.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2011	2010
	(dollars in thousands)

Land and improvements	$23,238	$23,678
Buildings and improvements	62,520	62,788
Furniture and equipment	38,324	37,272
	124,082	123,738
Less accumulated depreciation	54,684	50,520
Total premises and equipment	$69,398	$73,218

Depreciation expense was $5.5 million, $6.2 million, and $7.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7: Goodwill and Other Intangibles Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit, which for the Company is our operating segments. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Based on the impairment testing performed at December 31, 2011, Busey Wealth Management and FirsTech did not have indicators of potential impairment based on the estimated fair value of those operating segments.

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

The remaining goodwill is associated with the operations of Busey Wealth Management and FirsTech, which both have sustained quarterly and annual profits to date. However, it is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  The evaluation may result in further impairment.

There were no changes in the carrying amount of goodwill by operating segment during 2011 or 2010. The carrying amount of goodwill by operating segment at December 31, 2011 and 2010 is as follows:

December 31 Balance
(dollars in thousands)
Goodwill:
FirsTech	$8,992
Busey Wealth Management	11,694
Total Goodwill	$20,686

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 10 years.  Other intangible asset disclosures are as follows:

	Balance at December 31, 2010	Amortization	Balance at December 31, 2011
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$12,698	$2,325	$10,373
Customer relationship intangibles	6,858	1,213	5,645
	$19,556	$3,538	$16,018

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2011:
Gross carrying amount	$34,836	$11,320
Accumulated amortization	24,463	5,675
	$10,373	$5,645

Estimated amortization expense:
2012	$2,198	$1,141
2013	2,050	1,057
2014	1,871	1,014
2015	1,719	973
2016	1,644	929
Thereafter	891	531
	$10,373	$5,645

Note 8.  Deposits

The composition of deposits is as follows:

	December 31,
	2011	2010
	(dollars in thousands)
Demand deposits, noninterest-bearing	$503,118	$460,661
Interest-bearing transaction deposits	107,908	137,900
Savings deposits	188,297	181,482
Money market deposits	1,156,645	1,126,128
Time deposits	807,486	1,010,195
Total	$2,763,454	$2,916,366

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $236.0 million and $312.9 million at December 31, 2011 and 2010, respectively.  Brokered deposits of $29.9 million and $73.7 million are included in the balance of time deposits as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the scheduled maturities of time deposits, in thousands, are as follows:

2012	$535,976
2013	156,174
2014	58,767
2015	25,213
2016	31,253
Thereafter	103
$807,486

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

	December 31,
	2011	2010
	(dollars in thousands)
Balance	$127,867	$138,982
Weighted average interest rate at end of period	0.21%	0.32%
Maximum outstanding at any month end	$142,557	$141,276
Average daily balance	$127,095	$134,207
Weighted average interest rate during period (1)	0.29%	0.41%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 10.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.  At December 31, 2011, the Company had an operating line in the amount of $20.0 million from its primary correspondent bank.  The line, which is collateralized by the outstanding shares of Busey Bank, matures on May 31, 2012.  The interest rate on advances from the line of credit is at LIBOR + 2.75%. The Company had no outstanding amounts on its operating line at December 31, 2011 or 2010.

Note 11.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2011	2010
	(dollars in thousands)

Notes payable, JPMorgan Chase N.A., $2,085,000 term loan, ESOP related, at LIBOR + 1.15% (effective rate of 1.45% and 1.41% at December 31, 2011 and 2010, respectively), annual payments of $417,000, began December 2008, loan matures December 15, 2012.	$417	$834

Notes payable, Federal Home Loan Bank of Chicago, collateralized by all otherwise unpledged U.S. Treasury securities and obligations of U.S. government corporations and agencies, first mortgages on 1-4 family residential real estate loans and Federal Home Loan Bank stock.	19,000	42,325

	$19,417	$43,159

Our ESOP loan is collateralized by the unallocated shares of the plan and guaranteed by the Company.

As of December 31, 2011, funds borrowed from the Federal Home Loan Bank, listed above, consisted of fixed-rate advances maturing through May 2013, with interest rates ranging from 4.17% to 5.39%.  The weighted average rate on these long-term advances was 4.68% and 4.90% as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the scheduled maturities of long-term debt, in thousands, are as follows:

2012	$12,417
2013	7,000
$19,417

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2011:

	First Busey Statutory Trust II	First Busey Statutory Trust III	First Busey Statutory Trust IV

Junior Subordinated Notes:
Principal balance	$15,000,000	$10,000,000	$30,000,000
Annual interest rate(1)	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	3-mo LIBOR + 1.55%
Stated maturity date	June 17, 2034	June 15, 2035	June 15, 2036
Call date	June 17, 2009	June 15, 2010	June 15, 2011

Trust Preferred Securities:
Face value	$15,000,000	$10,000,000	$30,000,000
Annual distribution rate(1)	3-mo LIBOR + 2.65%	3-mo LIBOR + 1.75%	3-mo LIBOR + 1.55%
Issuance date	April 30, 2004	June 15, 2005	June 15, 2006
Distribution dates(2)	Quarterly	Quarterly	Quarterly

(1) First Busey Statutory Trust IV maintained a 5-year fixed coupon of 6.94% through June 10, 2011, subsequently converting to a floating 3-month LIBOR +1.55%.

(2) All cash distributions are cumulative.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption of the junior subordinated notes on a date no earlier than June 17, 2009, for First Busey Statutory Trust II, June 15, 2010, for First Busey Statutory Trust III, and June 15, 2011, for First Busey Statutory Trust IV.  Prior to these respective redemption dates, the junior subordinated notes could have been redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have had a negative tax effect on the Company or the trusts, would have caused the trust preferred securities to no longer qualify for Tier 1 capital, or would have resulted in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above, but does not expect to exercise this right.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which was extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of December 31, 2011, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

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

Note 13.  Capital

Issuance of Preferred Stock Under Small Business Lending Fund

On August 25, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with  Treasury, pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $72,664,000 (which were used to partially finance the Company’s redemption of Series T Preferred Stock as described below).  The SBLF is a U.S. Department of the Treasury lending program that encourages qualified community banks to partner with small businesses and entrepreneurs to create jobs and promote economic development in local communities.

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, which began October 1, 2011. The dividend rate is calculated as a percentage of the aggregate “Liquidation Amount” of the outstanding Series C Preferred Stock and will be based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as such terms are defined in the Purchase Agreement) by the Bank. Based upon the lack of increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which is from the date of issuance through September 30, 2011, was set at 5%. For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Bank’s level of QSBL. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

Redemption of Series T Preferred Stock

The Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series T (the “Series T Preferred Stock”), was issued to the Treasury on March 6, 2009 in connection with the Company’s participation in the TARP Capital Purchase Program (“CPP”). On August 25, 2011, the Company entered into and consummated the transactions contemplated by a letter agreement (the “Repurchase Document”) with the Treasury.  Under the Repurchase Document, the Company redeemed from the Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 100,000 outstanding shares of its Series T Preferred Stock, for a redemption price of approximately $100.1 million, including accrued but unpaid dividends to the date of redemption.

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Since the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  At December 31, 2011, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding; however, on November 23, 2011 the Treasury completed an auction to sell to CCS LLC, an unrelated party, its warrant in a private transaction.

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

Regulatory Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, our banking subsidiary sustained significant losses during 2008 and 2009 resulting in pressure on capital, which has been enhanced through injections by the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant retained earnings deficit and the Company’s desire to maintain a strong capital position at Busey Bank, dividends were not paid out of the Bank in 2010 or 2011.  Further, until such time as retained earnings have been restored, the Bank will not be permitted to pay dividends and we will need to request permission from the Bank’s primary regulator to receive any capital out of the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company and the Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  We believe, as of December 31, 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

			Minimum		Minimum
			Capital		To Be Well
	Actual		Requirement		Capitalized(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2011:

Total Capital (to Risk Weighted Assets)
Consolidated	$407,801	18.65%	$174,946	8.00%	$218,682	10.00%
Busey Bank	$375,154	17.27%	$173,815	8.00%	$217,268	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$379,483	17.35%	$87,473	4.00%	$131,210	6.00%
Busey Bank	$347,011	15.97%	$86,908	4.00%	$130,361	6.00%

Tier I Capital (to Average Assets)
Consolidated	$379,483	11.50%	$132,022	4.00%	$ N/A	N/A
Busey Bank	$347,011	10.60%	$130,924	4.00%	$163,654	5.00%

As of December 31, 2010:

Total Capital (to Risk Weighted Assets)
Consolidated	$422,821	17.55%	$192,783	8.00%	N/A	N/A
Busey Bank	$346,722	14.31%	$193,772	8.00%	$242,215	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$391,571	16.25%	$96,392	4.00%	N/A	N/A
Busey Bank	$315,321	13.02%	$96,886	4.00%	$145,329	6.00%

Tier I Capital (to Average Assets)
Consolidated	$391,571	11.33%	$138,203	4.00%	N/A	N/A
Busey Bank	$315,321	9.14%	$137,926	4.00%	$172,408	5.00%

(1) Pursuant to provisions contained in the Dodd-Frank Act, certain minimum capital requirements to be considered “well capitalized” to which the Company had not previously been subject became applicable to the Company on July 21, 2011.

Note 14.  Income Taxes

The components of income taxes consist of:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Current	$2,194	$7,353	$(29,165)
Deferred	12,776	2,111	(46,502)

Total income tax (benefit) expense	$14,970	$9,464	$(75,667)

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of operations is as follows:

	Years Ended December 31,
	2011	2010	2009
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Loss

Income tax (benefit) at statutory rate	35.0%	35.0%	(35.0)%
Effect of:
Goodwill impairment	—%	—%	18.3%
Tax-exempt interest, net	(2.6)%	(3.7)%	(0.3)%
State income taxes, net	2.1%	2.0%	(2.1)%
Income on bank owned life insurance	(1.0)%	(1.9)%	(0.3)%
ESOP dividends	(0.1)%	(0.2)%	—%
Other, net	—%	(2.3)%	0.4%

	33.4%	28.9%	(19.0)%

Net deferred taxes, included in other assets at December 31, 2011 and 2010 in the accompanying balance sheets, include the following amounts of deferred tax assets and liabilities:

	2011	2010
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$23,881	$29,939
Stock-based compensation	795	575
Loan adjustments	131	255
Deferred compensation	1,956	2,294
Accrued vacation	511	455
Employee costs	385	564
Other	1,448	992
	$29,107	$35,074

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$(9,187)	$(5,959)
Other	(2,004)	(2,010)
Basis in premises and equipment	(3,170)	(3,430)
Mortgage servicing assets	(2,232)	(2,070)
Basis in core deposit and customer intangibles	(6,538)	(7,701)
Deferred loan origination costs	(285)	(332)
	$(23,416)	$(21,502)
Net operating loss carryforward, net of valuation allowance	42,545	50,668
Net deferred tax asset	$48,236	$64,240

At December 31, 2011 and December 31, 2010, the Company had Federal and Illinois net operating loss carryforwards of $42.5 million and $50.7 million, respectively, which are available to offset future taxable income. These net operating loss carryforwards will expire in 2030.

The Company also had Indiana and Florida net operating loss carryforwards of $2.0 million, which will begin to expire in 2030. Due to the uncertainty as to whether we will be able to realize the Indiana and Florida carryforwards, the Company has a full valuation allowance of $2.0 million related to these net operating loss carryforwards.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2011, although there is no guarantee that those assets will be recognizable in future periods.

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

Compensation expense for shares released is equal to the fair market value of the shares when released. During 2011, 2010 and 2009, $0.1 million of compensation expense was recognized each year for the ESOP, releasing 20,000 shares to participant accounts in each year. Compensation expense related to the ESOP is included in the chart below under “Employee Benefits.” Compensation expense related to the ESOP, including related interest expense was $0.1 million, $0.1 million and $0.2 million, in the years ended December 31, 2011, 2010 and 2009, respectively.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 642,128 worth $3.2 million and 735,682 worth $3.5 million at December 31, 2011 and 2010, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2011		2010
		Fair		Fair
	Shares	Value	Shares	Value
	(dollars in thousands)
Allocated shares	210,876	$1,054	210,874	$991
Unallocated shares	20,000	100	40,000	188

Total	230,876	$1,154	250,874	$1,179

Profit Sharing Plan

All full-time employees who meet certain age and service requirements are eligible to participate in the Company’s profit-sharing plan. The contributions, if any, are determined solely by the Boards of Directors of the Company and its subsidiaries, and in no case may the annual contributions be greater than the amounts deductible for federal income tax purposes for that year.

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately. Contributions to the plan were $2.9 million, $2.8 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Employee benefits	$2,985	$2,859	$1,826
Interest on employee stock ownership plan debt	11	18	25

Total employer contributions	$2,996	$2,877	$1,851

The Company sponsors deferred compensation plans for executive officers for deferral of performance bonuses.  The deferred compensation expense reported was $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The deferred compensation liability was $4.3 million at December 31, 2011, 2010 and 2009.

Note 16.  Stock Incentive Plans

Equity Incentive Plan

During the second quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010. The Company will no longer make any additional grants under prior plans. The prior plans include:  the First Busey Corporation 1993 Restricted Stock Award Plan, the First Busey Corporation 1999 Stock Option Plan, the Main Street Trust, Inc. 2000 Stock Incentive Plan, and the First Busey Corporation 2004 Stock Option Plan.

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

Under the terms of the Company’s equity incentive plan, the Company is allowed, but not required to source stock option exercises from its inventory of treasury stock. The Company has historically sourced stock option exercises from its treasury stock inventory, including exercises for the year ended December 31, 2009. As of December 31, 2011, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase. The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares. Due to First Busey’s participation in the TARP CPP through August 25, 2011, it was not permitted to repurchase any shares of its common stock, other than in connection with benefit plans consistent with past practice. However, as described under “Note 13 — Capital,” as of August 25, 2011, the Company is no longer a participant in the TARP CPP, and therefore is no longer subject to these stock repurchase restrictions.

There were no stock options granted in 2011.  The fair value of the stock options granted in 2010 and 2009, which vest over a one-year period, has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

	2010	2009
	Director	Director

Number of options granted	67,500	67,500
Risk-free interest rate	1.98%	2.70%
Expected life, in years	4.9	4.6
Estimated Forfeiture Rate	—	—
Expected volatility	47.17%	42.07%
Expected dividend yield	3.01%	3.92%

Estimated fair value per option	$1.48	$2.08

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

A summary of the status of the Company’s equity incentive plan for the years ended December 31, 2011, 2010, and 2009, and the changes during the years ending on those dates is as follows:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,351,593	$16.09	1,592,755	$16.12	1,918,888	$17.11
Granted	—	—	67,500	4.49	67,500	7.53
Exercised	—	—	—	—	(4,883)	11.29
Forfeited	(333,671)	15.67	(308,662)	13.70	(388,750)	19.56
Outstanding at end of year	1,017,922	$16.23	1,351,593	$16.09	1,592,755	$16.12

Exercisable at end of year	1,017,922	$16.23	1,291,593	$16.63	1,525,255	$16.50

Intrinsic value of options exercised during the year		$—		$—		$34
Weighted-average fair value per option for options granted during the year		$—		$1.48		$2.08

In 2009, the Company issued 1,282 treasury shares in conjunction with stock option exercises.  The difference between the number of shares issued and the number of options exercised is due to shares issued under net share settlement option.  There were no cash proceeds from the exercise of stock options in 2009 as the one exercise was net share settled.

The following table summarizes information about stock options outstanding at December 31, 2011:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value

$4.49-7.53	105,000	$6.01	8.00		105,000
12.00	158,904	12.00	0.22		158,904
16.00-16.03	156,439	16.00	1.22		156,439
17.12-19.74	597,579	19.22	3.38		597,579
	1,017,922	$16.23	3.03	$27	1,017,922	$27

The Company recorded an insignificant amount of stock compensation expense during 2011, 2010 and 2009. As of December 31, 2011, the Company has no unrecognized stock option expense.

Restricted Stock Unit Plan

A summary of the changes in the Company’s non-vested stock awards (restricted stock units) for the year ended December 31, 2011, and 2010 is as follows (2010 was the first year with grants under this plan):

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	194,914	$4.75	—	$—
Granted	273,154	5.17	191,579	4.75
Dividend equivalents earned	10,055	5.20	3,335	4.61
Forfeited	—	—	—	—
Outstanding at end of year	478,123	$5.00	194,914	$4.75

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

The Company recognized $0.4 million and $0.1 million of compensation expense related to non-vested RSUs for the years ended December 31, 2011 and December 31, 2010, respectively.  As of December 31, 2011, there was $1.9 million of total unrecognized compensation cost related to these non-vested RSUs. This cost is expected to be recognized over a period of 3.3 years.  The Company began granting RSUs during 2010 and no shares had vested as of December 31, 2011.

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

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2011:

Balance at beginning of year	$33,880
Deletion due to change in relationship	(238)
New loans/ advances	19,555
Repayments	(16,125)
Balance at end of year	$37,072

Total unused commitments to directors and executive officers were $23.6 million at December 31, 2011.

Note 18.  Commitments, Contingencies and Credit Risk

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

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	December 31,
	2011	2010
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$501,249	$498,143
Standby letters of credit	13,549	15,538

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2011 and 2010, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

As of December 31, 2011, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Lease Commitments

At December 31, 2011, the Company was obligated under noncancelable operating leases for office space and other commitments.  Rent expense under operating leases, included in net occupancy and equipment expense, was approximately $3.0 million, $2.9 million, and $3.1 million the years ended December 31, 2011, 2010 and 2009, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2011 in thousands, are as follows:

2012	$2,171
2013	821
2014	751
2015	694
2016	186
Thereafter	1,593
$6,216

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

There were no transfers between levels during the year ended December 31, 2011.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
2011
Securities available for sale:
U.S. Treasury securities	$—	$46,035	$—	$46,035
Obligations of U.S. government corporations and agencies	—	349,031	—	349,031
Obligations of states and political subdivisions	—	154,437	—	154,437
Residential mortgage-backed securities	—	278,115	—	278,115
Corporate debt securities	2,583	—	—	2,583
Mutual funds and other equity securities	1,548	—	—	1,548
	$4,131	$827,618	$—	$831,749

2010
Securities available for sale:
U.S. Treasury securities	$—	$381	$—	$381
Obligations of U.S. government corporations and agencies	—	333,135	—	333,135
Obligations of states and political subdivisions	—	76,935	—	76,935
Residential mortgage-backed securities	—	183,006	—	183,006
Corporate debt securities	1,499	—	—	1,499
Mutual funds and other equity securities	4,503	—	—	4,503
	$6,002	$593,457	$—	$599,459

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

Foreclosed Assets.  Non-financial assets and non-financial liabilities measured at fair value include foreclosed assets (upon initial recognition or subsequent impairment). Foreclosed assets are measured using a combination of observable inputs, including recent appraisals and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all foreclosed asset fair values have been classified as level 3 in the ASC 820 fair value hierarchy.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
2011
Impaired loans	$—	$—	$4,905	$4,905
Foreclosed assets	—	—	794	794

2010
Impaired loans	$—	$—	$12,149	$12,149
Foreclosed assets	—	—	310	310

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

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2011 and 2010, these items are insignificant.

The estimated fair values of the Company’s financial instruments at December 31 are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Securities	$831,749	$831,749	$599,459	$599,459
Loans held for sale	15,249	15,569	49,684	50,331
Loans, net	1,977,589	2,008,603	2,243,055	2,282,681
Accrued interest receivable	11,121	11,121	12,633	12,633

Financial liabilities:
Deposits	$2,763,454	$2,773,599	$2,916,366	$2,928,240
Securities sold under agreements to repurchase	127,867	127,867	138,982	138,982
Long-term debt	19,417	20,138	43,159	44,934
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	54,547
Accrued interest payable	1,881	1,881	3,408	3,408

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

Busey Bank, N.A. information has been combined with the information presented for Busey Bank for 2009.  The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in footnote 1.  The Company accounts for intersegment revenue and transfers at current market value.

The following summarized information relates to the Company’s reportable segments:

	Goodwill		Total Assets
As of December 31,	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)

Busey Bank	$—	$—	$3,331,869	$3,577,542
FirsTech	8,992	8,992	25,542	24,473
Busey Wealth Management	11,694	11,694	25,867	26,269
All Other	—	—	18,844	(23,281)
Totals	$20,686	$20,686	$3,402,122	$3,605,003

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)

Interest income:
Busey Bank	$132,501	$155,921	$184,267
FirsTech	66	56	48
Busey Wealth Management	255	248	235
All Other	(3)	(42)	(40)
Total interest income	$132,819	$156,183	$184,510

Interest expense:
Busey Bank	$20,514	$35,887	$66,324
FirsTech	—	—	—
Busey Wealth Management	—	—	—
All Other	1,912	3,145	3,785
Total interest expense	$22,426	$39,032	$70,109

Other income:
Busey Bank	$35,940	$40,341	$40,163
FirsTech	9,287	9,493	13,128
Busey Wealth Management	14,841	13,822	12,642
All Other	(1,053)	(903)	81
Total other income	$59,015	$62,753	$66,014

Net income (loss):
Busey Bank	$28,504	$21,230	$(320,807)
FirsTech	1,437	1,821	2,869
Busey Wealth Management	3,095	3,283	2,557
All Other	(3,163)	(3,104)	(7,732)
Total net income (loss)	$29,873	$23,230	$(323,113)

Note 21.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2011	2010
	(dollars in thousands)

ASSETS

Cash and due from subsidiary banks	$25,771	$80,735
Securities purchased from subsidiary under agreements to resell	—	10,909
Securities available for sale	208	208
Loans	163	248
Investments in subsidiaries:
Bank	412,425	378,471
Non-bank	22,714	23,291
Premises and equipment, net	844	959
Other assets	9,487	11,928
Total assets	$471,612	$506,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Long-term debt	$—	$—
Long-term ESOP debt	417	834
Junior subordinated debentures owed to unconsolidated trusts	55,000	55,000
Other liabilities	6,928	30,410
Total liabilities	62,345	86,244

Total stockholders’ equity	409,267	420,505
Total liabilities and stockholders’ equity	$471,612	$506,749

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$—	$—	$9,200
Non-bank	3,750	1,900	3,000
Interest and dividend income	63	27	68
Other income	2,424	2,743	3,756
Total operating income	6,237	4,670	16,024

Expenses:
Salaries and employee benefits	3,620	2,595	3,458
Interest expense	1,963	3,197	3,900
Operating expense	2,623	2,612	6,945
Total expenses	8,206	8,404	14,303

Income (loss) before income tax benefit and distributions (in excess of) less than net income of subsidiaries	(1,969)	(3,734)	1,721

Income tax benefit	2,556	2,530	2,748

Income before distributions less than (in excess of) net income of subsidiaries	587	(1,204)	4,469

Distributions less than (in excess of) net income (loss) of subsidiaries:
Bank	29,941	23,051	(327,139)
Non-bank	(655)	1,383	(443)

Net income (loss)	$29,873	$23,230	$(323,113)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$29,873	$23,230	$(323,113)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	120	310	360
Distributions in excess of (less than) net income of subsidiaries	(29,286)	(24,434)	327,582
Goodwill impairment	—	—	3,364
Stock-based compensation	488	194	141
Fair value adjustment on employee stock ownership plan shares allocated	(318)	(328)	(280)
Security gains, net	—	—	(84)
Changes in assets and liabilities:
Decrease (increase) in other assets	1,479	(953)	(365)
(Decrease) increase in other liabilities	(22,630)	22,128	1,626
Net cash (used in) provided by operating activities	(20,274)	20,147	9,231

Cash Flows from Investing Activities
Proceeds from sales of securities available for sale	—	—	695
Purchases of securities available for sale	—	—	(75)
Securities purchased under agreements to resell, net	10,909	16,095	(27,004)
Decrease in loans	85	81	57
Proceeds from sales of premises and equipment	—	191	4
Purchases of premises and equipment	(5)	(6)	(57)
Investment in subsidiary, net	—	(12,500)	(136,000)
Net cash provided by (used in) investing activities	10,989	3,861	(162,380)

Cash Flows from Financing Activities
Proceeds from short-term debt	—	4,000	—
Principal payments on long-term debt	—	(13,000)	(17,000)
Principal payments on short-term debt	—	(4,000)	(28,000)
Proceeds from issuance of Series T Preferred stock and warrants	—	—	100,000
Repurchase of Series T Preferred Stock	(100,000)	—	—
Proceeds from issuance of Series C Preferred stock	72,664	—	—
Proceeds from issuance of Series B Preferred stock, net	—	31,862	—
Proceeds from issuance of Common stock, net	—	52,454	116,854
Cash dividends paid	(18,343)	(15,617)	(18,951)
Net cash (used in) provided by financing activities	(45,679)	55,699	152,903

Net (decrease) increase in cash and due from subsidiary banks	(54,964)	79,707	(246)
Cash and due from subsidiary banks, beginning	80,735	1,028	1,274

Cash and due from subsidiary banks, ending	$25,771	$80,735	$1,028

Note 22.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2011
	December 31	September 30	June 30	March 31

Interest income	$31,229	$32,811	$33,873	$34,906
Interest expense	4,751	5,084	6,032	6,559
Net interest income	26,478	27,727	27,841	28,347
Provision for loan losses	5,000	5,000	5,000	5,000
Noninterest income	15,012	14,718	13,746	15,539
Noninterest expense	27,991	25,724	25,185	25,665
Income before income taxes	8,499	11,721	11,402	13,221
Income taxes	2,753	4,151	3,955	4,111
Net income	$5,746	$7,570	$7,447	$9,110
Preferred stock dividends and discount accretion	1,234	1,049	1,283	1,776
Net income available to common stockholders	$4,512	$6,521	$6,164	$7,334

Basic earnings per share	$0.05	$0.08	$0.07	$0.09
Diluted earnings per share	$0.05	$0.08	$0.07	$0.09

	2010
	December 31	September 30	June 30	March 31

Interest income	$37,039	$38,467	$39,984	$40,693
Interest expense	7,628	8,832	10,884	11,688
Net interest income	29,411	29,635	29,100	29,005
Provision for loan losses	10,300	9,500	7,500	14,700
Noninterest income	17,205	14,850	14,404	16,294
Noninterest expense	25,288	27,042	27,667	25,213
Income (loss) before income taxes	11,028	7,943	8,337	5,386
Income taxes	3,722	1,921	2,652	1,169
Net income (loss)	$7,306	$6,022	$5,685	$4,217
Preferred stock dividends and discount accretion	1,322	1,283	1,283	1,282
Net income (loss) available to common stockholders	$5,984	$4,739	$4,402	$2,935

Basic earnings per share	$0.09	$0.07	$0.07	$0.04
Diluted earnings per share	$0.09	$0.07	$0.07	$0.04