Form 10-Q
period 2012-03-31
FIRST BUSEY CORP /NV/
filed 2012-05-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012
Common Stock, $.001 par value	86,625,577

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(Unaudited)

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Assets
Cash and due from banks (Interest-bearing 2012 $311,018; 2011 $219,879)	$385,124	$315,053
Securities available for sale	940,747	831,749
Loans held for sale	29,417	15,249
Loans (net of allowance for loan losses 2012 $53,835; 2011 $58,506)	1,922,905	1,977,589
Premises and equipment	69,410	69,398
Goodwill	20,686	20,686
Other intangible assets	15,191	16,018
Cash surrender value of bank owned life insurance	38,541	37,882
Other real estate owned (OREO)	8,719	8,452
Deferred tax asset, net	44,828	48,236
Other assets	61,422	61,810
Total assets	$3,536,990	$3,402,122
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Noninterest bearing	$522,356	$503,118
Interest bearing	2,357,871	2,260,336
Total deposits	$2,880,227	$2,763,454
Securities sold under agreements to repurchase	144,709	127,867
Long-term debt	19,417	19,417
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	24,971	27,117
Total liabilities	$3,124,324	$2,992,855
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	594,185	594,009
Accumulated deficit	(234,836)	(238,085)
Accumulated other comprehensive income	13,008	13,124
Total stockholders’ equity before treasury stock and unearned ESOP shares	$445,109	$441,800
Common stock shares held in treasury at cost — 2012 1,641,555; 2011 1,646,726	(32,026)	(32,116)
Unearned ESOP shares — 20,000 shares	(417)	(417)
Total stockholders’ equity	$412,666	$409,267
Total liabilities and stockholders’ equity	$3,536,990	$3,402,122

Common shares outstanding at period end	86,625,577	86,620,406

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$25,526	$30,508
Interest and dividends on investment securities:
Taxable interest income	3,768	3,689
Non-taxable interest income	802	705
Dividends	—	4
Total interest income	$30,096	$34,906
Interest expense:
Deposits	$3,748	$5,259
Securities sold under agreements to repurchase	78	111
Short-term borrowings	9	10
Long-term debt	226	496
Junior subordinated debt owed to unconsolidated trusts	337	683
Total interest expense	$4,398	$6,559
Net interest income	$25,698	$28,347
Provision for loan losses	5,000	5,000
Net interest income after provision for loan losses	$20,698	$23,347
Other income:
Trust fees	$5,195	$4,548
Commissions and brokers’ fees, net	506	441
Remittance processing	2,167	2,381
Service charges on deposit accounts	2,811	3,047
Other service charges and fees	1,381	1,282
Gain on sales of loans	2,413	2,632
Security (losses) gains, net	—	(2)
Other	3,407	1,210
Total other income	$17,880	$15,539
Other expenses:
Salaries and wages	$12,111	$9,560
Employee benefits	2,896	2,759
Net occupancy expense of premises	2,205	2,415
Furniture and equipment expense	1,272	1,324
Data processing	2,159	2,110
Amortization of intangible assets	827	884
Regulatory expense	626	1,847
OREO expense	5	212
Other	5,101	4,554
Total other expenses	$27,202	$25,665
Income before income taxes	$11,376	$13,221
Income taxes	3,733	4,111
Net income	$7,643	$9,110
Preferred stock dividends and discount accretion	908	1,776
Net income available to common stockholders	$6,735	$7,334
Basic earnings per common share	$0.08	$0.09
Diluted earnings per common share	$0.08	$0.09
Dividends declared per share of common stock	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands)
Net income	$7,643	$9,110
Other comprehensive (loss) income, before tax:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(196)	$(1,105)
Less reclassification adjustment for losses (gains) included in net income	—	2
Other comprehensive (loss) income, before tax	$(196)	$(1,103)
Income tax (benefit) expense related to items of other comprehensive loss	(80)	(267)
Other comprehensive (loss), net of tax	$(116)	$(836)
Comprehensive income	$7,527	$8,274

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$7,643	$9,110
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	220	68
Depreciation and amortization	2,161	2,300
Provision for loan losses	5,000	5,000
Provision for deferred income taxes	3,488	3,502
Amortization of security premiums and discounts, net	2,225	1,438
Security losses, net	—	2
Gain on sales of loans, net	(2,413)	(2,632)
Net gain on sales of OREO properties	(40)	(92)
Increase in cash surrender value of bank owned life insurance	(659)	(456)
Change in assets and liabilities:
Decrease (increase) in other assets	(132)	4,039
Decrease in other liabilities	(1,845)	(2,254)
Decrease in interest payable	(276)	(847)
Decrease in income taxes receivable	520	587
Net cash provided by operating activities before loan originations and sales	$15,892	$19,765

Loans originated for sale	(146,232)	(98,694)
Proceeds from sales of loans	134,477	130,793
Net cash provided by operating activities	$4,137	$51,864

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	4,152	2,681
Proceeds from maturities of securities classified available for sale	47,153	32,103
Purchase of securities classified available for sale	(162,724)	(102,798)
Decrease in loans	46,588	98,850
Proceeds from disposition of premises and equipment	19	—
Proceeds from sale of OREO properties	2,869	3,482
Purchases of premises and equipment	(1,365)	(716)
Net cash (used in) provided by investing activities	$(63,308)	$33,602

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(54,240)	$(92,155)
Net increase in demand, money market and savings deposits	171,013	29,785
Cash dividends paid	(4,373)	(4,911)
Net increase (decrease) in securities sold under agreements to repurchase	16,842	(18,248)
Principal payments on long-term debt	—	(6,750)
Net cash provided by (used in) financing activities	$129,242	$(92,279)
Net increase (decrease) in cash and due from banks	$70,071	$(6,813)
Cash and due from banks, beginning	$315,053	$418,965
Cash and due from banks, ending	$385,124	$412,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$4,674	$7,407
Income taxes	$70	$270
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$3,096	$1,423
Dividends accrued	$924	$759
Conversion of Series B Preferred stock to Common stock	$—	$31,862

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (“First Busey” or the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2012 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:  Recent Accounting Pronouncements

FASB ASC Topic 210, “Disclosures about Offsetting Assets and Liabilities.” New authoritative accounting guidance (Accounting Standards Update No. 2011-11) under ASC Topic 210 requires enhanced disclosure about offsetting and related arrangements to enable users of an issuer’s financial statements to understand the effect of those arrangements on its financial position.  This update will be effective for the annual periods beginning after January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 220, “Presentation of Comprehensive Income.” New authoritative accounting guidance (Accounting Standards Update No. 2011-05) under ASC Topic 220 amends Topic 220, “Comprehensive Income,” to require all nonowner changes in stockholders’ equity to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update became effective for annual periods beginning after December 15, 2011, and resulted in a change to the presentation of comprehensive income in the Company’s financial statements.

FASB ASC Topic 820, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” New authoritative accounting guidance (Accounting Standards Update No. 2011-04) under ASC Topic 820 amends Topic 820 to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  The guidance clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional disclosures.  This update became effective for annual periods beginning after December 15, 2011 and new disclosures are included in this Quarterly Report.

Note 3:  Securities

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2012:
U.S. Treasury securities	$96,841	$469	$(107)	$97,203
Obligations of U.S. government corporations and agencies	370,338	8,104	(178)	378,264
Obligations of states and political subdivisions	179,685	5,506	(206)	184,985
Residential mortgage-backed securities	267,147	7,107	(31)	274,223
Corporate debt securities	2,558	92	(2)	2,648
	916,569	21,278	(524)	937,323
Mutual funds and other equity securities	2,064	1,360	—	3,424

	$918,633	$22,638	$(524)	$940,747

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2011:
U.S. Treasury securities	$45,550	$485	$—	$46,035
Obligations of U.S. government corporations and agencies	339,983	9,083	(35)	349,031
Obligations of states and political subdivisions	149,368	5,193	(124)	154,437
Residential mortgage-backed securities	271,787	6,374	(46)	278,115
Corporate debt securities	2,532	73	(22)	2,583
	809,220	21,208	(227)	830,201
Mutual funds and other equity securities	219	1,329	—	1,548

	$809,439	$22,537	$(227)	$831,749

The amortized cost and fair value of debt securities available for sale as of March 31, 2012, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$125,857	$127,383
Due after one year through five years	456,860	465,874
Due after five years through ten years	239,619	246,212
Due after ten years	94,233	97,854
	$916,569	$937,323

Realized gains and losses related to sales of securities are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)

Gross security gains	$—	$—
Gross security (losses)	—	(2)
Net security (losses) gains	$—	$(2)

The tax provision for these net realized gains and losses was insignificant for the three months ended March 31, 2012 and 2011.

Investment securities with carrying amounts of $408.1 million and $359.9 million on March 31, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2012:
U.S. Treasury securities	$49,932	$107	$—	$—	$49,932	$107
Obligations of U.S. government corporations and agencies	45,495	178	—	—	45,495	178
Obligations of states and political subdivisions	29,195	206	—	—	29,195	206
Residential mortgage-backed securities	15,496	31	—	—	15,496	31
Corporate debt securities	198	2			198	2
Total temporarily impaired securities	$140,316	$524	$—	$—	$140,316	$524

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2011:
Obligations of U.S. government corporations and agencies	$15,615	$35	$—	$—	$15,615	$35
Obligations of states and political subdivisions	21,037	124	—	—	21,037	124
Residential mortgage-backed securities	16,428	46	—	—	16,428	46
Corporate debt securities	455	22			455	22
Total temporarily impaired securities	$53,535	$227	$—	$—	$53,535	$227

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2012 was 74, and represented a loss of 0.37% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

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

Note 4:  Loans

Geographic distributions of loans were as follows:

	March 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$343,467	$10,978	$20,599	$375,044
Commercial real estate	774,299	136,272	57,039	967,610
Real estate construction	66,439	15,061	15,241	96,741
Retail real estate	425,702	117,212	9,258	552,172
Retail other	14,027	439	124	14,590
Total	$1,623,934	$279,962	$102,261	$2,006,157

Less held for sale(1)				29,417
				$1,976,740

Less allowance for loan losses				53,835
Net loans				$1,922,905

(1)Loans held for sale are included in retail real estate.

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506
Net loans				$1,977,589

(1)Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.7 million as of March 31, 2012 and December 31, 2011.

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

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  Management routinely (at least quarterly) reviews our allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  Our underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in our loan underwriting.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

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

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction, retail real estate loans, and other retail loans.  A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remainder in the Florida market.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

The Company utilizes a loan grading scale to assign a risk grade to all of its loans.  Loans are graded on a scale of 1 through 10 with grades 2, 4 & 5 unused.  A description of the general characteristics of the grades is as follows:

•                  Grades 1, 3, 6 — These grades include loans which are all considered strong credits, with grade 1 being investment or near investment grade.  A grade 3 loan is comprised of borrowers that exhibit credit fundamentals that exceed industry standards and loan policy guidelines. A grade 6 loan is comprised of borrowers that exhibit acceptable credit fundamentals.

•                  Grade 7- This grade includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for a pass grade borrower where a significant risk-modifying action is anticipated in the near future.

•                  Grade 8- This grade is for “Other Assets Especially Mentioned” loans that have potential weaknesses which may, if not checked or corrected, weaken the asset or inadequately protect the Company’s credit position at some future date.

•                  Grade 9- This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest has not been stopped.  Assets so classified must have well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•                  Grade 10- This grade includes “Doubtful” loans that have all the characteristics of a substandard loan with additional factors that make collection in full highly questionable and improbable. Such loans are placed on non-accrual status and may be dependent on collateral having a value that is difficult to determine.

All loans are graded at the inception of the loan.  All commercial and commercial real estate loans above $0.5 million with a grading of 7 are reviewed annually and grade changes are made as necessary.  All real estate construction loans above $0.5 million, regardless of the grade, are reviewed annually and grade changes are made as necessary.  Interim grade reviews may take place if circumstances of the borrower warrant a more timely review.  All loans above $0.5 million which are graded 8 are reviewed quarterly.  Further, all loans graded 9 or 10 are reviewed at least quarterly.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non posted and clearings):

	March 31, 2012
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.17	$274,591	$42,050	$27,407	$13,497	$6,521
Commercial real estate	5.78	619,175	83,364	72,356	48,162	8,281
Real estate construction	7.75	17,562	8,968	31,348	16,617	7,185
Retail real estate	3.65	380,452	7,226	7,032	6,118	3,276
Retail other	3.18	13,398	281	—	423	49
Total Illinois/Indiana		$1,305,178	$141,889	$138,143	$84,817	$25,312

Florida
Commercial	6.09	$5,927	$3,617	$767	$259	$408
Commercial real estate	6.41	75,946	20,016	16,008	18,757	5,545
Real estate construction	7.98	814	335	12,003	986	923
Retail real estate	4.03	87,666	2,206	20,000	4,140	1,575
Retail other	2.45	438	—	1	—	—
Total Florida		$170,791	$26,174	$48,779	$24,142	$8,451
Total		$1,475,969	$168,063	$186,922	$108,959	$33,763

	December 31, 2011
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.12	$298,332	$43,566	$28,172	$17,884	$9,071
Commercial real estate	5.75	617,247	95,553	69,185	54,670	8,201
Real estate construction	7.65	22,002	7,998	34,374	18,841	5,464
Retail real estate	3.67	378,355	8,581	3,561	4,041	4,768
Retail other	3.17	16,506	676	—	428	71
Total Illinois/Indiana		$1,332,442	$156,374	$135,292	$95,864	$27,575

Florida
Commercial	6.32	$5,471	$4,329	$191	$271	$568
Commercial real estate	6.44	73,021	21,296	18,677	17,124	5,242
Real estate construction	7.97	1,417	341	12,352	840	1,236
Retail real estate	4.14	89,195	2,227	20,071	4,470	3,719
Retail other	2.41	580	—	1	—	—
Total Florida		$169,684	$28,193	$51,292	$22,705	$10,765
Total		$1,502,126	$184,567	$186,584	$118,569	$38,340

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	March 31, 2012
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$626	$192	$—	$6,521
Commercial real estate	4,396	6,042	42	8,281
Real estate construction	1,655	—	—	7,185
Retail real estate	1,275	144	321	3,276
Retail other	—	—	—	49
Total Illinois/Indiana	$7,952	$6,378	$363	$25,312

Florida
Commercial	$52	$—	$—	$408
Commercial real estate	258	—	—	5,545
Real estate construction	—	—	—	923
Retail real estate	529	744	—	1,575
Retail other	13	3	—	—
Total Florida	$852	$747	$—	$8,451
Total	$8,804	$7,125	$363	$33,763

	December 31, 2011
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$131	$44	$48	$9,071
Commercial real estate	1,384	—	73	8,201
Real estate construction	—	—	—	5,464
Retail real estate	2,051	242	52	4,768
Retail other	23	2	—	71
Total Illinois/Indiana	$3,589	$288	$173	$27,575

Florida
Commercial	$—	$—	$—	$568
Commercial real estate	606	—	—	5,242
Real estate construction	—	—	—	1,236
Retail real estate	179	—	—	3,719
Retail other	—	50	—	—
Total Florida	$785	$50	$—	$10,765
Total	$4,374	$338	$173	$38,340

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

The gross interest income that would have been recorded in the three months ended March 31, 2012 if impaired loans had been current in accordance with their original terms was $1.3 million.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2012.

Our loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where concessions have been granted to borrowers who have experienced financial difficulties. We will restructure loans for our customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.

We consider the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$20,190	$32,380
30 — 89 days past due	2,339	1,257
Included in non-performing loans	12,223	12,601
Total	$34,752	$46,238

All TDRs are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.  When we modify a loan in a TDR, we evaluate any possible impairment similar to other impaired loans based on present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If we determine that the value of the TDR is less than the recorded investment in the loan, impairment is recognized through an allowance estimate in the period of the modification and in periods subsequent to the modification.

Performing loans classified as TDRs during the three months ended March 31, 2012, segregated by class, are shown below:

	Three Months Ended March 31, 2012
	Number of contracts	Recorded investment
	(dollar in thousands)
Commercial	2	$1,280
Commercial real estate	—	—
Real estate construction	1	3,019
Retail real estate	—	—
Retail other	—	—
Total	3	$4,299

The commercial TDRs for the three months ended March 31, 2012 involve short-term principal payment relief.  The real estate construction TDR for the three months ended March 31, 2012 involve a forbearance agreement.

The gross interest income that would have been recorded in the three months ended March 31, 2012 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three months ended March 31, 2012, segregated by class, are shown below:

	Three Months Ended March 31, 2012
	Number of contracts	Recorded investment
	(dollar in thousands)
Commercial	—	$—
Commercial real estate	1	4,068
Real estate construction	1	657
Retail real estate	1	143
Retail other	—	—
Total	3	$4,868

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	March 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$17,109	$10,803	$2,107	$12,910	$450	$11,723
Commercial real estate	26,516	13,780	8,250	22,030	2,044	27,978
Real estate construction	18,724	15,522	1,205	16,727	340	12,923
Retail real estate	22,665	18,939	757	19,696	431	24,403
Retail other	49	49	—	49	—	48
Total	$85,063	$59,093	$12,319	$71,412	$3,265	$77,075

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment

Commercial	$19,612	$11,658	$2,889	$14,547	$697	$13,541
Commercial real estate	31,419	20,969	4,960	25,929	2,247	32,631
Real estate construction	15,740	12,317	—	12,317	—	13,310
Retail real estate	28,597	23,419	—	23,419	—	28,748
Retail other	71	71	—	71	—	41
Total	$95,439	$68,434	$7,849	$76,283	$2,944	$88,271

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in our loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, we believe the allowance methodology is consistent with prior periods and the balance is adequate to cover the estimated losses in our loan portfolio at March 31, 2012 and December 31, 2011.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% and 3.25% as of March 31, 2012 and December 31, 2011, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  The adjustment of the minimum additional reserve on a grade 9 loan decreased our allowance requirements by $0.1 million at March 31, 2012 compared to the method used for December 31, 2011.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, we add the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% and 1.25% as of March 31, 2012 and December 31, 2011, respectively, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  The adjustment of the minimum additional amount for grade 8 loans decreased our allowance requirements by $0.4 million at March 31, 2012 compared to the method used for December 31, 2011.

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

During the first quarter of 2012, we adjusted Illinois/Indiana and Florida qualitative factors relating to Valuation of Underlying Collateral, Macro and Local Economic Factor, Impact of Competition, Legal & Regulatory Issues, Nature and Volume of Loan Portfolio, Net Charge-Off Trend and Non-Accrual, Past Due and Classified Trend as we have seen signs of stabilization and expect that trend to continue throughout 2012.  We base our assessment on several sources and will continue to monitor our qualitative factors on a quarterly basis.  The adjustment of the qualitative factors decreased our allowance requirements by $4.4 million at March 31, 2012 compared to the method used for December 31, 2011.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	As of and for the three months ended March 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total

Beginning balance	$11,082	$27,018	$7,288	$12,633	$485	$58,506
Provision for loan loss	(2,536)	7,705	(717)	615	(67)	5,000
Charged-off	(319)	(8,640)	(357)	(1,625)	(146)	(11,087)
Recoveries	496	304	235	296	85	1,416
Ending Balance	$8,723	$26,387	$6,449	$11,919	$357	$53,835

	As of and for the three months ended March 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total

Beginning balance	$13,840	$32,795	$11,903	$14,947	$2,553	$76,038
Provision for loan loss	1,661	2,965	(435)	2,591	(1,782)	5,000
Charged-off	(3,981)	(851)	(1,484)	(2,235)	(151)	(8,702)
Recoveries	1,147	112	872	205	177	2,513
Ending Balance	$12,667	$35,021	$10,856	$15,508	$797	$74,849

The following table presents the allowance for loan losses and recorded investments in loans by category:

	As of March 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total

Amount allocated to:
Loans individually evaluated for impairment	$450	$2,044	$340	$431	$—	$3,265
Loans collectively evaluated for impairment	$8,273	$24,343	$6,109	$11,488	$357	$50,570
Ending Balance	$8,723	$26,387	$6,449	$11,919	$357	$53,835

Loans:
Loans individually evaluated for impairment	$12,910	$22,030	$16,727	$19,696	$49	$71,412
Loans collectively evaluated for impairment	$362,134	$945,580	$80,014	$503,059	$14,541	$1,905,328
Ending Balance	$375,044	$967,610	$96,741	$522,755	$14,590	$1,976,740

	As of December 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total

Amount allocated to:
Loans individually evaluated for impairment	$697	$2,247	$—	$—	$—	$2,944
Loans collectively evaluated for impairment	$10,385	$24,771	$7,288	$12,633	$485	$55,562
Ending Balance	$11,082	$27,018	$7,288	$12,633	$485	$58,506

Loans:
Loans individually evaluated for impairment	$14,547	$25,929	$12,317	$23,419	$71	$76,283
Loans collectively evaluated for impairment	$393,308	$954,287	$92,548	$501,478	$18,191	$1,959,812
Ending Balance	$407,855	$980,216	$104,865	$524,897	$18,262	$2,036,095

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

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Balance	$144,709	$127,867
Weighted average interest rate at end of period	0.23%	0.21%
Maximum outstanding at any month end	$144,709	$142,557
Average daily balance	$138,012	$127,095
Weighted average interest rate during period (1)	0.23%	0.29%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)

Net income available to common stockholders	$6,735	$7,334
Shares:
Weighted average common shares outstanding	86,620	81,349

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	10	7

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	86,630	81,356

Basic earnings per common share	$0.08	$0.09

Diluted earnings per common share	$0.08	$0.09

Basic earnings per common share are computed by dividing net income available to common stockholders for the period by the weighted average number of shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, warrant or grant price of a restricted stock unit, that option/warrant/restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At March 31, 2012, 804,968 outstanding options, 573,833 warrants, and 535,444 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At March 31, 2011, 1,141,872 outstanding options and 573,833 warrants were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of March 31, 2012, under the Company’s stock repurchase plan, 895,655 additional shares were authorized for repurchase.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

A description of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of our common stock by our employees and directors, to provide additional incentive for them to promote the success of our business, and to attract and retain talented personnel. All of our employees and directors, and those of our subsidiaries, are eligible to receive awards under the plan.

A summary of the status of and changes in the Company’s stock options for the three months ended March 31, 2012 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,017,922	$16.23
Granted	—	—
Exercised	—	—
Forfeited	160,454	12.07
Outstanding at end of period	857,468	$17.01	3.29
Exercisable at end of period	857,468	$17.01	3.29

The Company did not recognize any compensation expense related to stock options for the three months ended March 31, 2012.  The Company recognized an insignificant amount of compensation expense related to stock options for the three months ended March 31, 2011.

A summary of the changes in the Company’s non-vested stock awards (restricted stock units) for the three months ended March 31, 2012, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	478,123	$5.00
Granted	53,234	5.26
Dividend Equivalents Earned	4,087	5.20
Forfeited	—	—
Outstanding at end of period	535,444	$5.02

On January 24, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 53,234 restricted stock units (“RSUs”) to certain members of management.  As the stock price on the grant date of January 24, 2012 was $5.26, total compensation cost to be recognized is $280,011. This cost will be recognized over a period of one to three years. Per the respective agreements, 17,745 RSUs vest over a requisite service period of one year, 17,745 RSUs vest over a requisite service period of two years, and the remaining 17,744 RSUs vest over a requisite service period of three years.  Subsequent to each requisite service period, the awards will vest 100%.

A listing of RSUs granted in 2011 and 2010, under the terms of the 2010 Equity Incentive Plan, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company recognized $0.2 million and an insignificant amount of compensation expense related to non-vested RSUs for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, there was $1.8 million of total unrecognized compensation cost related to these non-vested RSUs.

Note 8:  Income Taxes

At March 31, 2012, the Company was not under examination by any tax authorities.  However, the Company has received notice the Illinois Department of Revenue intends to audit the Company’s 2009 and 2010 income tax filings beginning in May 2012.  During the quarter ended March 31, 2012, an examination by the Internal Revenue Service for tax years 2009 and 2010 was finalized, which resulted in a receivable due to the Company from the Internal Revenue Service totaling $0.3 million.

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

The Company and its subsidiary’s exposure to credit loss are represented by the contractual amount of those commitments. The Company and its subsidiary use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$512,950	$501,249
Standby letters of credit	17,672	13,549

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of March 31, 2012 and December 31, 2011, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of March 31, 2012, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,468,941	$3,331,869
FirsTech	8,992	8,992	25,701	25,542
Busey Wealth Management	11,694	11,694	25,544	25,867
All Other	—	—	16,804	18,844
Total Goodwill	$20,686	$20,686	$3,536,990	$3,402,122

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Interest income:
Busey Bank	$30,013	$34,845
FirsTech	16	14
Busey Wealth Management	66	58
All Other	1	(11)
Total interest income	$30,096	$34,906

Interest expense:
Busey Bank	$4,064	$5,879
FirsTech	—	—
Busey Wealth Management	—	—
All Other	334	680
Total interest expense	$4,398	$6,559

Other income:
Busey Bank	$10,064	$10,235
FirsTech	2,189	2,409
Busey Wealth Management	3,932	3,531
All Other	1,695	(636)
Total other income	$17,880	$15,539

Net income:
Busey Bank	$6,029	$8,820
FirsTech	265	450
Busey Wealth Management	863	694
All Other	486	(854)
Total net income	$7,643	$9,110

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

There were no transfers between levels during the quarter ended March 31, 2012.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2012
Securities available-for-sale:
U.S. Treasury securities	$—	$97,203	$—	$97,203
Obligations of U.S. government corporations and agencies	—	378,264	—	378,264
Obligations of states and political subdivisions	—	184,985	—	184,985
Residential mortgage-backed securities	—	274,223	—	274,223
Corporate debt securities	2,648	—	—	2,648
Mutual funds and other equity securities	3,424	—	—	3,424
	$6,072	$934,675	$—	$940,747

December 31, 2011
Securities available-for-sale:
U.S. Treasury securities	$—	$46,035	$—	$46,035
Obligations of U.S. government corporations and agencies	—	349,031	—	349,031
Obligations of states and political subdivisions	—	154,437	—	154,437
Residential mortgage-backed securities	—	278,115	—	278,115
Corporate debt securities	2,583	—	—	2,583
Mutual funds and other equity securities	1,548	—	—	1,548
	$4,131	$827,618	$—	$831,749

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2012
Impaired loans	$—	$—	$9,054	$9,054
Foreclosed assets	—	—	494	494

December 31, 2011
Impaired loans	$—	$—	$4,905	$4,905
Foreclosed assets	—	—	794	794

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
	(dollars in thousands)
March 31, 2012
Impaired loans	$9,054	Appraisal of collateral	Appraisal adjustments Liquidation expenses	-9% to -44.5% 0% to -11.7%
Foreclosed assets	494	Appraisal of collateral	Appraisal adjustments	0% to -44.8%

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Loans held for sale	$29,417	$30,088	$15,249	$15,569
Accrued interest receivable	12,425	12,425	11,121	11,121
Level 3 inputs:
Loans, net	1,922,905	1,951,181	1,977,589	2,008,603

Financial liabilities:
Level 2 inputs:
Deposits	$2,880,227	$2,888,956	$2,763,454	$2,773,599
Securities sold under agreements to repurchase	144,709	144,709	127,867	127,867
Long-term debt	19,417	19,927	19,417	20,138
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	1,605	1,605	1,881	1,881

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at March 31, 2012 (unaudited), as compared with December 31, 2011, and the results of operations for the three months ended March 31, 2012 and 2011 (unaudited) and December 31, 2011 when applicable.  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

Operating Results

We made great strides to strengthen our balance sheet in 2011, and, as we move into 2012, the Company is dedicated to continuing efforts which are actively underway to support organic growth.  Our net income increased to $7.6 million in the first quarter of 2012, as compared to $5.7 million in the fourth quarter of 2011, but declined from $9.1 million in the first quarter of 2011.

Significant operating performance items were:

•      Net interest income declined to $25.7 million in the first quarter of 2012, compared to $26.5 million in the fourth quarter of 2011 and $28.3 million in the first quarter of 2011. The decline in net interest income for these periods was primarily related to a decline in loans, which was partially offset by reduced funding costs.  The Company is focused on growing loans in 2012 as discussed in greater detail below.

•      Net interest margin decreased to 3.31% for the first quarter of 2012, as compared to 3.44% for the fourth quarter of 2011, and 3.55% for the first quarter of 2011.

•      Other non-interest income increased to $3.4 million in the first quarter of 2012 compared to $0.5 million in the fourth quarter of 2011 and $1.2 million in the first quarter of 2011.  This significant increase primarily resulted from income earned on the Company’s private equity funds, for which the Company recorded a net gain of $2.1 million.  The majority of this gain relates to income earned from an investment in a local, community-focused fund. The Company does not expect other non-interest income to be as high in future quarters.

•      Salaries and wages and employee benefits increased to $15.0 million in the first quarter of 2012 compared to $14.8 million in the fourth quarter of 2011 and $12.3 million in the first quarter of 2011. This increase represents the implementation of plans to invest in talent to drive future business expansion as discussed in previous filings with the SEC. The primary investment is, and will continue to be, concentrated in our commercial banking segment to support profitable asset growth through value-added services to commercial clients in our existing and surrounding footprint. Busey Wealth Management is beginning a similar strategy to support a diversified revenue stream and expanded client service capabilities.

•      The efficiency ratio improved to 59.79% for the first quarter of 2012 from 64.83% for the fourth quarter of 2011, but increased from 55.87% for the first quarter of 2011.

•      Total revenue, net of interest expense and security gains, for the first quarter of 2012 was $43.6 million, compared to $41.3 million for the fourth quarter of 2011 and $43.9 million for the first quarter of 2011.

•      FirsTech’s net income of $0.3 million for the first quarter of 2012 slightly increased from $0.2 million for the fourth quarter of 2011, but declined from $0.5 million for the first quarter of 2011.

•      Busey Wealth Management’s net income increased to $0.9 million in the first quarter of 2012 from $0.7 million in both the fourth and first quarters of 2011.

Asset Quality

With great effort and focus, we continue to drive positive trends across a range of credit indicators. We expect continued gradual improvement in our overall asset quality during 2012; however, this continues to be dependent upon market-specific economic conditions.  The key metrics are as follows:

•    Non-performing loans decreased to $34.1 million at March 31, 2012 from $38.5 million at December 31, 2011 and $60.9 million at March 31, 2011.

•                  Illinois non-performing loans decreased to $20.9 million at March 31, 2012 from $23.0 million at December 31, 2011 and $30.1 million at March 31, 2011.

•                  Florida non-performing loans decreased to $8.5 million at March 31, 2012 from $10.8 million at December 31, 2011 and $23.4 million at March 31, 2011.

•                  Indiana non-performing loans of $4.7 million at March 31, 2012 remained relatively consistent with the amount recorded at December 31, 2011, but decreased from $7.4 million at March 31, 2011.

•    Loans 30-89 days past due increased to $15.9 million at March 31, 2012 from $4.7 million at December 31, 2011, but decreased from $18.4 million at March 31, 2011. The primary reason for the increase from year-end 2011 relates to two large commercial credits. We are actively pursuing collection on these credits.  The balance of loans 30-89 days past due at December 31, 2011 was lower than our historical experience.

•    Other non-performing assets increased to $8.7 million at March 31, 2012 from $8.5 million at December 31, 2011 and $7.2 million at March 31, 2011.

•    The ratio of non-performing assets to total loans plus other non-performing assets at March 31, 2012 decreased to 2.13% from 2.28% at December 31, 2011 and 3.04% at March 31, 2011.

•    The allowance for loan losses to non-performing loans ratio increased to 157.75% at March 31, 2012 from 151.91% at December 31, 2011 and 122.89% at March 31, 2011.

•    The allowance for loan losses to total loans ratio decreased to 2.68% at March 31, 2012 compared to 2.85% at December 31, 2011 and 3.35% at March 31, 2011.

•    Net charge-offs of $9.7 million recorded in the first quarter of 2012 were lower than the $10.4 million recorded in the fourth quarter of 2011, but were greater than the $6.2 million recorded in the first quarter of 2011.

•    Provision expense of $5.0 million recorded in the first quarter of 2012 was consistent with the amount recorded in the fourth quarter of 2011 and the first quarter of 2011.

Overview and Strategy

In recent periods we have been focused on reinforcing elements of strength and have produced solid capital, liquidity, and credit metrics while still maintaining leading market share in the principal communities we serve.  As we shift from traditional banking models to more robust, dynamic relationship building, we have naturally transitioned away from certain less profitable styles of business.  We recognize that our industry as a whole is facing challenges to quality asset growth, which has intensified competition and will require us to apply new competencies and make additional investments in order to earn the business of our clients and communities.

We put plans in place to meet these challenges through the adoption of cutting edge sales tools, products, and fresh talent that would add to the service suite of our existing professional team. We are realistic that this investment will take time to produce results and have embraced the discipline it will require to put forth the hard work to get it done and do it well.

As a financial services provider, we aspire to be a good partner and steady resource in the economic recovery of our communities.  As small business has historically led the way out of recession, our focus has been to retrench and rebuild our service offerings in this area so that we can help provide the impetus for local business as they create new jobs, and in doing so, expand our job footprint for our communities as well.

With a clear objective to support continued progress, and a track record for doing what we say we are going to do, we dedicate ourselves to growth — growth which is built upon financial strength and aimed at long-term profitability — as a priority for the continued success of our Pillars: customers, associates, communities and shareholders.

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

Southwest Florida has shown signs of improvement in areas such as unemployment and home sales since 2011.   As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by the difficult economic period since 2008 have caused significant damage to that economy and, the recent improvement in certain economic indicators notwithstanding, we expect it will take southwest Florida a number of years to return to the economic strength it demonstrated just a few years ago.

The largest portion of the Company’s customer base is within the State of Illinois, the financial condition of which is among the most troubled of any state in the United States with severe pension under-funding, recurring bill payment delays, and budget gaps. Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  The State of Illinois continues to be significantly behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas.

OPERATING PERFORMANCE

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

							Change in income/
	2012			2011			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$282,097	$177	0.25%	$359,017	$221	0.25%	$(46)	$2	$(44)
Investment securities U.S. Government obligations	422,617	2,034	1.94%	357,433	2,184	2.48%	370	(520)	(150)
Obligations of states and political subdivisions (1)	170,990	1,454	3.42%	76,618	1,085	5.74%	944	(575)	369
Other securities	278,833	1,338	1.93%	205,810	1,288	2.54%	401	(351)	50
Loans (1) (2)	2,028,711	25,630	5.08%	2,295,219	30,597	5.41%	(3,272)	(1,695)	(4,967)
Total interest-earning assets	$3,183,248	$30,633	3.87%	$3,294,097	$35,375	4.36%	$(1,603)	$(3,139)	$(4,742)

Cash and due from banks	78,598			78,579
Premises and equipment	69,646			73,070
Allowance for loan losses	(57,567)			(77,019)
Other assets	191,482			221,381

Total Assets	$3,465,407			$3,590,108

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$39,075	$21	0.22%	$36,322	$23	0.26%	$1	$(3)	$(2)
Savings deposits	194,259	76	0.16%	188,633	81	0.17%	3	(8)	(5)
Money market deposits	1,298,458	899	0.28%	1,241,181	1,000	0.33%	47	(148)	(101)
Time deposits	781,876	2,752	1.42%	953,224	4,155	1.77%	(665)	(738)	(1,403)
Short-term borrowings:
Repurchase agreements	138,012	78	0.23%	139,434	111	0.32%	(1)	(32)	(33)
Other	—	9	—%	—	10	—%	—	(1)	(1)
Long-term debt	19,417	226	4.68%	40,631	496	4.95%	(245)	(25)	(270)
Junior subordinated debt owed to unconsolidated trusts	55,000	337	2.46%	55,000	683	5.04%	—	(346)	(346)
Total interest-bearing liabilities	$2,526,097	$4,398	0.70%	$2,654,425	$6,559	1.00%	$(860)	$(1,301)	$(2,161)

Net interest spread			3.17%			3.36%

Noninterest-bearing deposits	502,127			479,157
Other liabilities	26,854			35,543
Stockholders’ equity	410,329			420,983

Total Liabilities and Stockholders’ Equity	$3,465,407			$3,590,108

Interest income / earning assets (1)	$3,183,248	$30,633	3.87%	$3,294,097	$35,375	4.36%
Interest expense / earning assets	$3,183,248	$4,398	0.56%	$3,294,097	$6,559	0.81%

Net interest margin (1)		$26,235	3.31%		$28,816	3.55%	$(743)	$(1,838)	$(2,581)

(1)       On a tax-equivalent basis assuming a federal income tax rate of 35% for 2012 and 2011.

(2)       Non-accrual loans have been included in average loans.

(3)       Annualized.

Average earning assets decreased $110.8 million for the three month period ended March 31, 2012 as compared to the same period of 2011.  The decline in the average balance of earning assets was due primarily to a $266.5 million decrease in average loans.  This decline is the primary reason that the Company is creating a strong focus around rebuilding the loan portfolio with fresh assets and has created the impetus behind the recent investment in tools and talent to support organic growth.  Securities increased by $232.6 million, which offset the decline in average loans; however, at a much lower yield.  Interest-bearing liabilities decreased for the three month period ended March 31, 2012 as compared to the same period of 2011 due to a focus on reducing more expensive non-core funding, which we were able to do in light of the decrease in our average loans and a continued increase in our average noninterest-bearing deposits.

Interest income, on a tax-equivalent basis, decreased $4.7 million for the three month period ended March 31, 2012, as compared to the same period of 2011. The interest income decline primarily related to the decrease in loan volume.  Interest expense decreased $2.2 million for the three month period ended March 31, 2012 as compared to the same period of 2011 related to reductions in all non-core funding sources.  The decrease in interest income and expense from average yield/rate was primarily due to the repricing of instruments at lower market rates based on a declining interest rate environment and due to changes in the composition of assets and liabilities.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.31% for the three month period ended March 31, 2012 from 3.55% for the same period in 2011.

Quarterly net interest margins for 2012 and 2011 are as follows:

	2012	2011
First Quarter	3.31%	3.55%
Second Quarter	—	3.54%
Third Quarter	—	3.57%
Fourth Quarter	—	3.44%

The net interest spread, the difference between the tax-equivalent yield we earn on average earning assets and the rate we pay on our average interest-bearing liabilities, was 3.17% for the three month period ended March 31, 2012, compared to 3.36% for the same period in 2011.

We continue to experience downward pressure on our yield in interest-earning assets.  We have limited ability to improve margin through funding rate decreases and we believe improvements in margin will be achieved in the short term through redeployment of our liquid funds at higher yields.  The Company is prioritizing efforts to support organic growth of high quality loans in 2012 through active investment in sales talent and more robust, dynamic relationship building.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statement in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
Trust fees	$5,195	$4,548	14.2%
Commissions and brokers’ fees, net	506	441	14.7%
Remittance processing	2,167	2,381	(9.0)%
Service charges on deposit accounts	2,811	3,047	(7.7)%
Other service charges and fees	1,381	1,282	7.7%
Gain on sales of loans	2,413	2,632	(8.3)%
Security (losses) gains, net	—	(2)	NM
Other	3,407	1,210	181.6%
Total other income	$17,880	$15,539	15.1%

NM=Not meaningful

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased $0.7 million, or 14.3%, for the three month period ended March 31, 2012 as compared to same period in 2011.  The increase was led by organic growth which increased assets under management (“AUM”) and heightened activity in services to agriculture-based businesses.  AUM also improved from securities market valuations and increased returns on investments.  AUM averaged $4.0 billion for the first three months of 2012 compared to $3.9 billion for the first three months of 2011.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue decreased for the three month period ended March 31, 2012 as compared to the same period of 2011 due to a decreased volume of online bill payments.

Overall, service charges on deposit accounts decreased $0.1 million, or 3.2%, for the three month period ended March 31, 2012 as compared to the same period in 2011.  New regulation regarding certain charges on deposit accounts will likely continue to negatively impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans decreased for the three month period ended March 31, 2012 as compared to the same period in 2011 as a result of a fluctuation in unfunded loan commitments.  Loan production increased in the three month period ended March 31, 2012 as compared to the same period in 2011.

Other income increased for the three month period ended March 31, 2012 as compared to the same period in 2011.  This significant increase resulted from income earned on the Company’s private equity investment funds for which the Company recorded a net gain of $2.1 million. The majority of this gain relates to income earned from an investment in a local, community-focused fund.  The Company does not expect other income to be as high in future quarters.

OTHER EXPENSE

	Three Months Ended March 31,
	2012	2011	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$12,111	$9,560	26.7%
Employee benefits	2,896	2,759	5.0%
Total compensation expense	$15,007	$12,319	21.8%

Net occupancy expense of premises	2,205	2,415	(8.7)%
Furniture and equipment expenses	1,272	1,324	(3.9)%
Data processing	2,159	2,110	2.3%
Amortization of intangible assets	827	884	(6.4)%
Regulatory expense	626	1,847	(66.1)%
OREO expense	5	212	(97.6)%
Other	5,101	4,554	12.0%
Total other expense	$27,202	$25,665	6.0%

Income taxes	$3,733	$4,111	(9.2)%
Effective rate on income taxes	32.8%	31.1%

Efficiency ratio	59.79%	55.87%

Total compensation expense increased for the three months ended March 31, 2012 as compared to the same period in 2011.  Full-time equivalent employees increased to 915 at March 31, 2012 from 861 one year earlier. This increase represents the implementation of plans to invest in talent to drive future business expansion. The primary investment is, and will continue to be, concentrated in our commercial banking segment to support profitable asset growth through value-added services to commercial clients in our existing and surrounding footprint. Busey Wealth Management has undertaken a similar strategy to support a diversified revenue stream and expanded client service capabilities.

Combined occupancy expenses and furniture and equipment expenses decreased for the three months ended March 31, 2012 relative to the same period in 2011 as we continue to evaluate our operations for appropriate cost control measures.  Data processing expense increased slightly for the three months ended March 31, 2012 as compared to the same period in 2011 as we invest in additional systems and hardware to better serve our customers, grow online service channels and meet regulatory requirements.

Amortization of intangible assets expense decreased as we are now in the fifth year of amortization arising from the merger with Main Street.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense decreased for the three months ended March 31, 2012 as compared to the same period in 2011.  We anticipate that our regulatory expenses will generally remain at lower levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, decreased for the three months ended March 31, 2012 as compared to the same period in 2011 due to the decline in the number of commercial properties held.  Under-performing commercial properties require a greater expense to carry and operate than residential properties.

The effective rate on income taxes, or income taxes divided by income before taxes, of 32.8% was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio for the three month period ended March 31, 2012 increased to 59.79% from 55.87% in the comparable period in 2011.  The primary reason for the increase related to the increase in compensation expense, as noted above.  As we continue to add full time equivalent employees in the coming quarters, this may have a negative effect on the efficiency ratio until marginal income growth exceeds the marginal cost of our investment.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	March 31, 2012	December 31, 2011	% Change
	(dollars in thousands)
Assets
Securities available for sale	$940,747	$831,749	13.1%
Loans, including loans held for sale (net of allowance for loan losses)	1,952,322	1,992,838	(2.0)%

Total assets	$3,536,990	$3,402,122	4.0%

Liabilities
Deposits:
Noninterest bearing	$522,356	$503,118	3.8%
Interest bearing	2,357,871	2,260,336	4.3%
Total deposits	$2,880,227	$2,763,454	4.2%

Securities sold under agreements to repurchase	144,709	127,867	13.2%
Long-term debt	19,417	19,417	—%

Total liabilities	$3,124,324	$2,992,855	4.4%

Stockholders’ equity	$412,666	$409,267	0.8%

First Busey’s balance sheet at March 31, 2012 increased as compared with its balance sheet at December 31, 2011.

Net loans, including loans held for sale, declined by $40.5 million, of which net charge-offs of loan balances for the three months ended March 31, 2012 were $9.7 million.  The banking industry as a whole is facing common challenges for quality asset growth, which has intensified competition.  In 2012, we expect to continue to invest in talent to drive future business expansion.

Liabilities increased $131.5 million during the first three months of 2012.  We have been able to grow our core deposit base as evidenced by our growth in noninterest bearing deposits of $19.2 million.  Interest-bearing deposits increased $97.5 million and securities sold under agreements to repurchase increased $16.8 million.  We believe this growth is indicative of the success of our relationship sales model, which includes improved cross-sales to our customer base.

Stockholders’ equity increased at March 31, 2012 as compared to December 31, 2011.  This increase was a result of first quarter earnings, which was partially offset by dividends.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans were as follows:

	March 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$343,467	$10,978	$20,599	$375,044
Commercial real estate	774,299	136,272	57,039	967,610
Real estate construction	66,439	15,061	15,241	96,741
Retail real estate	425,702	117,212	9,258	552,172
Retail other	14,027	439	124	14,590
Total	$1,623,934	$279,962	$102,261	$2,006,157

Less held for sale(1)				29,417
				$1,976,740

Less allowance for loan losses				53,835
Net loans				$1,922,905

(1)Loans held for sale are included in retail real estate.

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506
Net loans				$1,977,589

(1)Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academic and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges of the past few years.  Although our downstate Illinois and Indiana markets experienced some economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by the economic period since 2008 have significantly impacted that economy, notwithstanding recent improvement in certain economic indicators.  Achieving meaningful organic growth is a significant focus for 2012.

Allowance for loan losses

Our allowance for loan losses was $53.8 million or 2.68% of loans at March 31, 2012 and $58.5 million or 2.85% of loans at December 31, 2011.

With few insignificant exceptions, our loan portfolio is collateralized primarily by real estate.  Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down to the fair value of our interest in the underlying collateral.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision are made based upon all information available at that time.  The provision reflects management’s analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.

Management believes the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

First Busey does not originate or hold any Alt-A or subprime loans or investments.

Provision for Loan Losses

The provision for loan losses is a current charge against income and represents an amount which management believes is sufficient to maintain an appropriate allowance for known and probable losses in the loan portfolio.  In assessing the appropriateness of the allowance for loan losses, management considers the size and quality of the loan portfolio measured against prevailing economic conditions, regulatory guidelines, historical loan loss experience and credit quality of the portfolio.  When a determination is made by management to charge-off a loan balance, such write-off is charged against the allowance for loan losses.

Our provision for loan losses was $5.0 million during first quarter of 2012 and 2011.  The provision expense during 2012 and 2011 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.

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

The following table sets forth information concerning non-performing loans for each of the periods indicated:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(dollars in thousands)
Non-accrual loans	$33,763	$38,340	$41,987	$52,456
Loans 90+ days past due and still accruing	363	173	986	1,314
Total non-performing loans	$34,126	$38,513	$42,973	$53,770

Repossessed assets	$8,719	$8,452	$11,577	$6,855

Total non-performing assets	$42,845	$46,965	$54,550	$60,625

Allowance for loan losses	$53,835	$58,506	$63,915	$69,329

Allowance for loan losses to loans	2.7%	2.9%	3.0%	3.2%
Allowance for loan losses to non-performing loans	157.8%	151.9%	148.7%	128.9%
Non-performing loans to loans, before allowance for loan losses	1.7%	1.9%	2.1%	2.5%
Non-performing loans and repossessed assets to loans, before allowance for loan losses	2.1%	2.3%	2.6%	2.8%

With great effort and focus, we continue to drive positive trends across a range of credit indicators.  We expect to continue to see gradual improvements in non-performing assets in 2012 as we remove under and non-performing loans from our loan portfolio and realize the benefits of gradually improving overall economic conditions.  Total non-performing assets were $42.8 million at March 31, 2012, compared to $47.0 million at December 31, 2011.

As of March 31, 2012, Busey Bank had charged-off $13.7 million of principal balance on loans that were on non-accrual status at March 31, 2012.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $13.7 million in loans, our non-accrual loans would have been that amount greater than the $33.8 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans decreased to $71.3 million at March 31, 2012 compared to $80.6 million at December 31, 2011.  The balance of potential problem loans is a reflection of continued economic challenges, however we do not feel the potential losses will be as great as seen in the past as evidenced in part by the lower balance of potential problem loans at March 31, 2012 compared to December 31, 2011.  Management continues to monitor these credits and anticipates that restructure, guarantee, additional collateral or other planned action will result in full repayment of the debts.  Management has identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of March 31, 2012, management was not aware of any information about any other credits which cause management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We also have an operating line of credit in the amount of $20.0 million from our primary correspondent bank, all of which was available as of March 31, 2012.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of March 31, 2012, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  We believe, as of March 31, 2012, that the Company and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2012:

Total Capital (to Risk Weighted Assets)
Consolidated	$414,316	19.30%	$171,768	8.00%	$214,710	10.00%
Busey Bank	$383,849	18.00%	$170,560	8.00%	$213,200	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$386,532	18.00%	$85,884	4.00%	$128,826	6.00%
Busey Bank	$356,251	16.71%	$85,280	4.00%	$127,920	6.00%

Tier I Capital (to Average Assets)
Consolidated	$386,532	11.45%	$135,003	4.00%	N/A	N/A
Busey Bank	$356,251	10.64%	$133,953	4.00%	$167,441	5.00%

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

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity at March 31, 2012. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

Realized securities gains or losses are reported in securities gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) will more-likely-than-not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into the amount of the total impairment related to the credit loss and the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in the first quarter of 2012 and during 2011 and 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of March 31, 2012, although there is no guarantee that those assets will be recognizable in future periods.

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

Busey Bank has an asset-liability committee which meets at least quarterly to review current market conditions and attempts to structure Busey Bank’s balance sheet to ensure stable net interest income despite potential changes in interest rates with all other variables constant.

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the Federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at March 31, 2012 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of March 31, 2012, due to the interest rate market, a downward adjustment in Federal fund rates was not possible.

Utilizing this measurement concept, the interest-rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2012	NA	NA	NA	NA	(1.16)%	(4.38)%	(7.81)%	(11.36)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, First Busey is within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was carried out as of March 31, 2012, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2012, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

None

ITEM 1A:  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2012.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.   As of March 31, 2012, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

ITEM 3: Defaults upon Senior Securities

None

ITEM 4: Mine Safety Disclosures

Not Applicable

ITEM 5: Other Information

(a)          None

(b)         Not Applicable

ITEM 6: Exhibits

10.1	First Amendment to Employment Agreement between First Busey Corporation and Van A. Dukeman, dated December 31, 2008.

10.2	Employment Agreement between Main Street Trust, Inc. and Christopher M. Shroyer, dated July 31, 2007.

10.3	First Amendment to Employment Agreement between First Busey Corporation and Christopher M. Shroyer, dated December 23, 2008.

10.4	Employment Agreement between Main Street Trust, Inc. and Robert F. Plecki, Jr., dated July 30, 2007.

10.5	First Amendment to Employment Agreement between First Busey Corporation and Robert F. Plecki, Jr., dated December 16, 2008.

10.6	Employment Agreement between Main Street Trust, Inc. and Leanne (Heacock) Kopischke, dated July 30, 2007.

10.7	First Amendment to Employment Agreement between First Busey Corporation and Leanne (Heacock) Kopischke, dated December 18, 2008.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from the Company’s Chief Financial Officer.

101*	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011; (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

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

Date: May 8, 2012