Form 10-Q
period 2012-06-30
FIRST BUSEY CORP /NV/
filed 2012-08-07
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2012
Common Stock, $.001 par value	86,631,088

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(Unaudited)

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2012 $239,993; 2011 $219,879)	$320,349	$315,053
Securities available for sale	980,785	831,749
Loans held for sale	35,060	15,249
Loans (net of allowance for loan losses 2012 $50,866; 2011 $58,506)	1,936,005	1,977,589
Premises and equipment	70,119	69,398
Goodwill	20,686	20,686
Other intangible assets	14,364	16,018
Cash surrender value of bank owned life insurance	38,904	37,882
Other real estate owned (OREO)	7,783	8,452
Deferred tax asset, net	42,210	48,236
Other assets	58,458	61,810
Total assets	$3,524,723	$3,402,122
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest-bearing	$555,560	$503,118
Interest-bearing	2,339,550	2,260,336
Total deposits	$2,895,110	$2,763,454
Securities sold under agreements to repurchase	119,115	127,867
Long-term debt	14,417	19,417
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	26,234	27,117
Total liabilities	$3,109,876	$2,992,855
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	594,364	594,009
Accumulated deficit	(234,343)	(238,085)
Accumulated other comprehensive income	14,421	13,124
Total stockholders’ equity before treasury stock and unearned ESOP shares	$447,194	$441,800
Common stock shares held in treasury at cost — 2012 1,636,044; 2011 1,646,726	(31,930)	(32,116)
Unearned ESOP shares — 20,000 shares	(417)	(417)
Total stockholders’ equity	$414,847	$409,267
Total liabilities and stockholders’ equity	$3,524,723	$3,402,122

Common shares outstanding at period end	86,631,088	86,620,406

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$50,038	$59,681
Interest and dividends on investment securities:
Taxable interest income	7,605	7,712
Non-taxable interest income	1,678	1,382
Dividends	—	4
Total interest income	$59,321	$68,779
Interest expense:
Deposits	$7,066	$10,079
Securities sold under agreements to repurchase	154	211
Short-term borrowings	18	20
Long-term debt	446	982
Junior subordinated debt owed to unconsolidated trusts	665	1,299
Total interest expense	$8,349	$12,591
Net interest income	$50,972	$56,188
Provision for loan losses	9,500	10,000
Net interest income after provision for loan losses	$41,472	$46,188
Other income:
Trust fees	$9,285	$8,305
Commissions and brokers’ fees, net	1,070	920
Remittance processing	4,278	4,784
Service charges on deposit accounts	5,684	6,230
Other service charges and fees	2,824	2,622
Gain on sales of loans	5,669	4,467
Security gains (losses), net	64	(2)
Other	4,776	1,959
Total other income	$33,650	$29,285
Other expense:
Salaries and wages	$25,259	$19,588
Employee benefits	6,018	5,265
Net occupancy expense of premises	4,361	4,551
Furniture and equipment expense	2,582	2,664
Data processing	4,798	4,280
Amortization of intangible assets	1,654	1,768
Regulatory expense	1,246	3,155
OREO expense	515	347
Other	10,548	9,232
Total other expense	$56,981	$50,850
Income before income taxes	$18,141	$24,623
Income taxes	5,610	8,066
Net income	$12,531	$16,557
Preferred stock dividends and discount accretion	1,816	3,059
Net income available to common stockholders	$10,715	$13,498
Basic earnings per common share	$0.12	$0.16
Diluted earnings per common share	$0.12	$0.16
Dividends declared per share of common stock	$0.08	$0.08

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$24,512	$29,173
Interest and dividends on investment securities:
Taxable interest income	3,837	4,023
Non-taxable interest income	876	677
Total interest income	$29,225	$33,873
Interest expense:
Deposits	$3,318	$4,820
Securities sold under agreements to repurchase	76	100
Short-term borrowings	9	10
Long-term debt	220	486
Junior subordinated debt owed to unconsolidated trusts	328	616
Total interest expense	$3,951	$6,032
Net interest income	$25,274	$27,841
Provision for loan losses	4,500	5,000
Net interest income after provision for loan losses	$20,774	$22,841
Other income:
Trust fees	$4,090	$3,757
Commissions and brokers’ fees, net	564	479
Remittance processing	2,111	2,403
Service charges on deposit accounts	2,873	3,183
Other service charges and fees	1,443	1,340
Gain on sales of loans	3,256	1,835
Security gains, net	64	—
Other	1,369	749
Total other income	$15,770	$13,746
Other expense:
Salaries and wages	$13,148	$10,028
Employee benefits	3,122	2,506
Net occupancy expense of premises	2,156	2,136
Furniture and equipment expense	1,310	1,340
Data processing	2,639	2,170
Amortization of intangible assets	827	884
Regulatory expense	620	1,308
OREO expense	510	135
Other	5,447	4,678
Total other expense	$29,779	$25,185
Income before income taxes	$6,765	$11,402
Income taxes	1,877	3,955
Net income	$4,888	$7,447
Preferred stock dividends and discount accretion	908	1,283
Net income available to common stockholders	$3,980	$6,164
Basic earnings per common share	$0.05	$0.07
Diluted earnings per common share	$0.05	$0.07
Dividends declared per share of common stock	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net income	$4,888	$7,447	$12,531	$16,557
Other comprehensive income, before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains arising during period	$2,465	$5,221	$2,269	$4,117
Reclassification adjustment for (gains) losses included in net income	(64)	—	(64)	2
Other comprehensive income, before tax	$2,401	$5,221	$2,205	$4,119
Income tax expense related to items of other comprehensive income	988	2,176	908	1,910
Other comprehensive income, net of tax	$1,413	$3,045	$1,297	$2,209
Comprehensive income	$6,301	$10,492	$13,828	$18,766

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$12,531	$16,557
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	449	143
Depreciation and amortization	4,324	4,563
Provision for loan losses	9,500	10,000
Provision for deferred income taxes	5,118	7,116
Amortization of security premiums and discounts, net	4,618	2,822
Net security (gains) losses	(64)	2
Gain on sales of loans, net	(5,669)	(4,467)
Net (gain) loss on sales of OREO properties	(216)	178
Increase in cash surrender value of bank owned life insurance	(1,022)	(802)
Change in assets and liabilities:
Decrease in other assets	2,202	6,787
Decrease in other liabilities	(427)	(4,296)
Decrease in interest payable	(408)	(1,068)
Decrease in income taxes receivable	1,150	710
Net cash provided by operating activities before loan originations and sales	$32,086	$38,245

Loans originated for sale	(297,680)	(195,648)
Proceeds from sales of loans	283,538	224,919
Net cash provided by operating activities	$17,944	$67,516

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	17,308	6,633
Proceeds from maturities of securities classified available for sale	100,970	53,942
Purchase of securities classified available for sale	(269,663)	(202,615)
Decrease in loans	27,193	156,291
Proceeds from disposition of premises and equipment	19	946
Proceeds from sale of OREO properties	5,776	4,860
Purchases of premises and equipment	(3,410)	(1,685)
Net cash (used in) provided by investing activities	$(121,807)	$18,372

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(67,544)	$(140,145)
Net increase in demand, money market and savings deposits	199,200	37,620
Cash dividends paid	(8,745)	(9,624)
Net decrease in securities sold under agreements to repurchase	(8,752)	(12,186)
Principal payments on long-term debt	(5,000)	(23,325)
Net cash provided by (used in) financing activities	$109,159	$(147,660)
Net increase (decrease) in cash and due from banks	$5,296	$(61,772)
Cash and due from banks, beginning	$315,053	$418,965
Cash and due from banks, ending	$320,349	$357,193

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$8,757	$13,659
Income taxes	$70	$906
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$4,891	$2,733
Dividends accrued	$924	$768
Conversion of Series B Preferred stock to Common stock	$—	$31,862

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

The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended June 30, 2012 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements, except as disclosed in Note 7.

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

Note 3:  Securities

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2012:
U.S. Treasury securities	$86,714	$1,440	$—	$88,154
Obligations of U.S. government corporations and agencies	381,565	7,431	—	388,996
Obligations of states and political subdivisions	225,530	5,890	(167)	231,253
Residential mortgage-backed securities	257,174	8,473	—	265,647
Corporate debt securities	2,451	91	—	2,542
	953,434	23,325	(167)	976,592
Mutual funds and other equity securities	2,837	1,356	—	4,193

	$956,271	$24,681	$(167)	$980,785

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2011:
U.S. Treasury securities	$45,550	$485	$—	$46,035
Obligations of U.S. government corporations and agencies	339,983	9,083	(35)	349,031
Obligations of states and political subdivisions	149,368	5,193	(124)	154,437
Residential mortgage-backed securities	271,787	6,374	(46)	278,115
Corporate debt securities	2,532	73	(22)	2,583
	809,220	21,208	(227)	830,201
Mutual funds and other equity securities	219	1,329	—	1,548

	$809,439	$22,537	$(227)	$831,749

The amortized cost and fair value of debt securities available for sale as of June 30, 2012, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$116,947	$118,173
Due after one year through five years	499,202	508,670
Due after five years through ten years	263,988	272,494
Due after ten years	73,297	77,255
	$953,434	$976,592

Realized gains and losses related to sales of securities are summarized as follows:

	Three Months Ended June 30,
	2012	2011
	(dollars in thousands)

Gross security gains	$64	$—
Gross security (losses)	—	—
Net security (losses) gains	$64	$—

	Six Months Ended June 30,
	2012	2011
	(dollars in thousands)

Gross security gains	$64	$—
Gross security (losses)	—	(2)
Net security (losses) gains	$64	$(2)

The tax provision for these net realized gains and losses was insignificant for the three and six months ended June 30, 2012 and 2011.

Investment securities with carrying amounts of $437.6 million and $359.9 million on June 30, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2012:
Obligations of states and political subdivisions(1)	$37,010	$167	$145	$—	$37,155	$167
Corporate debt securities(1)	189	—	—	—	189	—
Total temporarily impaired securities	$37,199	$167	$145	$—	$37,344	$167

(1)Unrealized loss was less than one thousand dollars.

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2011:
Obligations of U.S. government corporations and agencies	$15,615	$35	$—	$—	$15,615	$35
Obligations of states and political subdivisions	21,037	124	—	—	21,037	124
Residential mortgage-backed securities	16,428	46	—	—	16,428	46
Corporate debt securities	455	22			455	22
Total temporarily impaired securities	$53,535	$227	$—	$—	$53,535	$227

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2012 was 108, and represented a loss of 0.45% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company has the intent to sell the security and it is more-likely-than-not we will have to sell the security before recovery of its cost basis.

Note 4:  Loans

Geographic distributions of loans were as follows:

	June 30, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$362,325	$12,640	$21,489	$396,454
Commercial real estate	753,879	135,852	54,592	944,323
Real estate construction	68,975	15,252	23,161	107,388
Retail real estate	435,560	114,802	9,040	559,402
Retail other	13,816	426	122	14,364
Total	$1,634,555	$278,972	$108,404	$2,021,931

Less held for sale(1)				35,060
				$1,986,871

Less allowance for loan losses				50,866
Net loans				$1,936,005

(1)Loans held for sale are included in retail real estate.

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506
Net loans				$1,977,589

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.7 million as of both June 30, 2012 and December 31, 2011.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of its lending offices.  The Company makes attempts to utilize government assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, where prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid from cash flows of the borrowers or from proceeds from the sale of selected assets of the borrowers.

Management reviews and approves the Company’s lending policies and procedures on a routine basis.  Management routinely (at least quarterly) reviews the Company’s allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.  The Company’s underwriting standards are designed to encourage relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at a minimum, an active deposit banking relationship in addition to the lending relationship.  The integrity and character of the borrower are significant factors in the Company’s loan underwriting.  As a part of underwriting, tangible positive or negative evidence of the borrower’s integrity and character are sought out.  Additional significant underwriting factors beyond location, duration, a sound and profitable cash flow basis and the borrower’s character are the quality of the borrower’s financial history, the liquidity of the underlying collateral and the reliability of the valuation of the underlying collateral.

Total borrowing relationships, including direct and indirect debt, are generally limited to $20 million, which is significantly less than the Company’s regulatory lending limit.  Borrowing relationships exceeding $20 million are reviewed by the Company’s board of directors at least annually and more frequently by management.  At no time is a borrower’s total borrowing relationship permitted to exceed the Company’s regulatory lending limit. Loans to related parties, including executive officers and the Company’s various directorates, are reviewed for compliance with regulatory guidelines and by the Company’s board of directors at least annually.

The Company maintains an independent loan review department that reviews the loans for compliance with the Company’s loan policy on a periodic basis.  In addition to compliance with this policy, the loan review process reviews the risk assessments made by the Company’s credit department, lenders and loan committees. Results of these reviews are presented to management and the audit committee at least quarterly.

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

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non-posted and clearings):

	June 30, 2012
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.16	$286,395	$64,393	$15,569	$13,574	$3,884
Commercial real estate	5.69	609,459	87,720	60,188	38,819	12,285
Real estate construction	7.24	42,850	9,757	18,925	14,519	6,086
Retail real estate	3.69	380,758	9,981	8,097	7,370	3,053
Retail other	3.13	13,247	272	—	419	—
Total Illinois/Indiana		$1,332,709	$172,123	$102,779	$74,701	$25,308

Florida
Commercial	4.98	$7,903	$3,613	$742	$192	$189
Commercial real estate	6.41	76,946	19,767	16,747	17,386	5,006
Real estate construction	7.33	1,576	7,500	4,571	969	635
Retail real estate	4.03	85,670	2,515	18,341	3,402	2,622
Retail other	2.48	426	—	—	—	—
Total Florida		$172,521	$33,395	$40,401	$21,949	$8,452
Total		$1,505,230	$205,518	$143,180	$96,650	$33,760

	December 31, 2011
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.12	$298,332	$43,566	$28,172	$17,884	$9,071
Commercial real estate	5.75	617,247	95,553	69,185	54,670	8,201
Real estate construction	7.65	22,002	7,998	34,374	18,841	5,464
Retail real estate	3.67	378,355	8,581	3,561	4,041	4,768
Retail other	3.17	16,506	676	—	428	71
Total Illinois/Indiana		$1,332,442	$156,374	$135,292	$95,864	$27,575

Florida
Commercial	6.32	$5,471	$4,329	$191	$271	$568
Commercial real estate	6.44	73,021	21,296	18,677	17,124	5,242
Real estate construction	7.97	1,417	341	12,352	840	1,236
Retail real estate	4.14	89,195	2,227	20,071	4,470	3,719
Retail other	2.41	580	—	1	—	—
Total Florida		$169,684	$28,193	$51,292	$22,705	$10,765
Total		$1,502,126	$184,567	$186,584	$118,569	$38,340

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	June 30, 2012
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$316	$100	$57	$3,884
Commercial real estate	294	1,176	—	12,285
Real estate construction	—	—	—	6,086
Retail real estate	1,092	443	—	3,053
Retail other	1	—	—	—
Total Illinois/Indiana	$1,703	$1,719	$57	$25,308

Florida
Commercial	$—	$—	$—	$189
Commercial real estate	590	—	—	5,006
Real estate construction	—	—	—	635
Retail real estate	210	18	—	2,622
Retail other	—	—	—	—
Total Florida	$800	$18	$—	$8,452
Total	$2,503	$1,737	$57	$33,760

	December 31, 2011
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$131	$44	$48	$9,071
Commercial real estate	1,384	—	73	8,201
Real estate construction	—	—	—	5,464
Retail real estate	2,051	242	52	4,768
Retail other	23	2	—	71
Total Illinois/Indiana	$3,589	$288	$173	$27,575

Florida
Commercial	$—	$—	$—	$568
Commercial real estate	606	—	—	5,242
Real estate construction	—	—	—	1,236
Retail real estate	179	—	—	3,719
Retail other	—	50	—	—
Total Florida	$785	$50	$—	$10,765
Total	$4,374	$338	$173	$38,340

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled payments of principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The following loans are assessed for impairment by the Company: loans 60 days or more past due and over $0.25 million, loans graded 8 over $0.5 million and loans graded 9 or below.

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2012 if impaired loans had been current in accordance with their original terms was $0.8 million and $2.1 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2012.

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (TDR), where concessions have been granted to borrowers who have experienced financial difficulties. The Company will restructure loans for its customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$20,564	$32,380
30 — 89 days past due	209	1,257
Included in non-performing loans	13,176	12,601
Total	$33,949	$46,238

All TDRs are considered to be impaired for purposes of assessing the adequacy of the allowance for loan losses and for financial reporting purposes.  When the Company modifies a loan in a TDR, it evaluates any possible impairment similar to other impaired loans based on present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  If the Company determines that the value of the TDR is less than the recorded investment in the loan, impairment is recognized through an allowance estimate in the period of the modification and in periods subsequent to the modification.

Performing loans classified as TDRs during the three and six months ended June 30, 2012, segregated by class, are shown below:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollar in thousands)		(dollar in thousands)
Illinois/Indiana
Commercial	3	$790	5	$2,070
Commercial real estate	—	—	—	—
Real estate construction	3	310	4	3,329
Retail real estate	11	1,914	11	1,914
Retail other	—	—	—	—
Total Illinois/Indiana	17	$3,014	20	$7,313

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—
Real estate construction	—	—	—
Retail real estate	2	706	2	706
Retail other	—	—	—
Total Florida	2	$706	2	$706
Total	19	$3,720	22	$8,019

The commercial TDRs for the three months ended June 30, 2012 consisted of one modification for short-term interest rate relief totaling $0.2 million and two modifications for short-term principal payment relief totaling $0.6 million.  The commercial TDRs for the six months ended June 30, 2012 consisted of one modification for short-term interest rate relief totaling $0.2 million and four modifications for short-term principal payment relief totaling $1.9 million.  The three real estate construction TDRs totaling $0.3 million for the three months ended June 30, 2012 involve short-term principal payment relief.  The real estate construction TDRs for the six months ended June 30, 2012 consisted of three modifications for short-term principal payment relief totaling $0.3 million and one modification of a forbearance agreement totaling $3.0 million.  The retail real estate TDRs for the three and six months ended June 30, 2012 consisted of four modifications for short-term interest rate relief totaling $1.0 million and nine modifications for short-term principal payment relief totaling $1.6 million.

The gross interest income that would have been recorded in the three and six months ended June 30, 2012 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual) during the three and six months ended June 30, 2012, segregated by class, are shown below:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollar in thousands)		(dollar in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	4,068
Real estate construction	1	1,652	1	1,652
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	1	$1,652	2	$5,720

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	1	635
Retail real estate	3	896	3	896
Retail other	—	—	—	—
Total Florida	3	$896	4	$1,531
Total	4	$2,548	6	$7,251

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	June 30, 2012
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Illinois/Indiana
Commercial	$12,715	$8,831	$32	$8,863	$32	$10,405
Commercial real estate	18,172	13,519	1,176	14,695	356	18,109
Real estate construction	9,609	8,134	1,205	9,339	340	7,865
Retail real estate	7,015	5,796	—	5,796	—	5,783
Retail other	—	—	—	—	—	38
Total Illinois/Indiana	$47,511	$36,280	$2,413	$38,693	$728	$42,200

Florida
Commercial	$550	$189	$—	$189	$—	$766
Commercial real estate	10,131	5,703	568	6,271	204	8,485
Real estate construction	5,027	4,590	—	4,590	—	5,259
Retail real estate	16,960	14,651	33	14,684	33	17,835
Retail other	—	—	—	—	—	1
Total Florida	$32,668	$25,133	$601	$25,734	$237	$32,346
Total	$80,179	$61,413	$3,014	$64,427	$965	$74,546

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Illinois/Indiana
Commercial	$18,524	$11,090	$2,889	$13,979	$697	$11,495
Commercial real estate	22,408	15,270	4,134	19,404	1,421	20,059
Real estate construction	7,746	7,079	—	7,079	—	6,552
Retail real estate	7,669	5,657	—	5,657	—	6,820
Retail other	71	71	—	71	—	37
Total Illinois/Indiana	$56,418	$39,167	$7,023	$46,190	$2,118	$44,963

Florida
Commercial	$1,088	$568	$—	$568	$—	$2,046
Commercial real estate	9,011	5,699	826	6,525	826	12,572
Real estate construction	7,994	5,238	—	5,238	—	6,758
Retail real estate	20,928	17,762	—	17,762	—	21,928
Retail other	—	—	—	—	—	4
Total Florida	$39,021	$29,267	$826	$30,093	$826	$43,308
Total	$95,439	$68,434	$7,849	$76,283	$2,944	$88,271

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance is adequate to cover the estimated losses in the Company’s loan portfolio at June 30, 2012 and December 31, 2011.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% and 3.25% as of June 30, 2012 and December 31, 2011, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  The minimum additional reserve on grade 9 loans was decreased to 3.00% from 3.25% at March 31, 2012.  As of June 30, 2012, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% and 1.25% as of June 30, 2012 and December 31, 2011, respectively, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  The Company decreased the minimum additional amount for grade 8 loans to 1.00% from 1.25% at March 31, 2012.  As of June 30, 2012, the Company believed this minimum additional amount remained adequate.

The specific portion of the Company’s allowance relates to loans that are impaired, which includes non-performing loans, TDRs and other loans determined to be impaired.  The impaired loans are subtracted from the general loans and are allocated specific reserves as discussed above.

Impaired loans are reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using a combination of observable inputs, including recent appraisals discounted for collateral specific changes and current market conditions, and unobservable inputs based on customized discounting criteria.  Due to a significant and rapid decline in real estate valuations in southwest Florida that occurred within the past few years, valuations of collateral in this market are largely based upon current market conditions and unobservable inputs, which typically indicate a value less than appraised value.

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

During the second quarter of 2012, the Company adjusted Illinois/Indiana and Florida qualitative factors relating to Management & Staff and Loan Underwriting, Policy and Procedures.  In addition, it adjusted Illinois/Indiana qualitative factors relating to Impact of Competition, Legal & Regulatory Issues and Nature and Volume of Loan Portfolio. The adjustment of the qualitative factors decreased the allowance requirements by $2.6 million at June 30, 2012 compared to the method used for March 31, 2012.  The Company bases its assessment on several sources and will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Illinois/Indiana
Beginning balance	$6,982	$18,110	$3,909	$5,514	$345	$34,860
Provision for loan loss	483	(578)	849	2,750	59	3,563
Charged-off	(1,407)	(2,192)	(454)	(1,193)	(131)	(5,377)
Recoveries	73	33	—	249	55	410
Ending Balance	$6,131	$15,373	$4,304	$7,320	$328	$33,456

Florida
Beginning balance	$1,741	$8,277	$2,540	$6,405	$12	$18,975
Provision for loan loss	166	348	(180)	608	(5)	937
Charged-off	(44)	(1,204)	(91)	(1,321)	(1)	(2,661)
Recoveries	8	5	79	64	3	159
Ending Balance	$1,871	$7,426	$2,348	$5,756	$9	$17,410

	For the Six Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Illinois/Indiana
Beginning balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037
Provision for loan loss	(1,490)	7,082	532	2,488	8	8,620
Charged-off	(1,686)	(10,616)	(742)	(2,054)	(277)	(15,375)
Recoveries	164	302	162	413	133	1,174
Ending Balance	$6,131	$15,373	$4,304	$7,320	$328	$33,456

Florida
Beginning balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469
Provision for loan loss	(397)	393	(580)	1,485	(21)	880
Charged-off	(84)	(1,420)	(160)	(2,085)	(1)	(3,750)
Recoveries	413	40	152	196	10	811
Ending Balance	$1,871	$7,426	$2,348	$5,756	$9	$17,410

	For the Three Months Ended June 30, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Illinois/Indiana
Beginning balance	$10,668	$20,858	$6,150	$6,035	$735	$44,446
Provision for loan loss	(148)	146	(650)	159	1,223	730
Charged-off	(1,623)	(3,362)	(32)	(1,002)	(148)	(6,167)
Recoveries	334	26	200	115	1,049	1,724
Ending Balance	$9,231	$17,668	$5,668	$5,307	$2,859	$40,733

Florida
Beginning balance	$1,999	$14,163	$4,706	$9,473	$62	$30,403
Provision for loan loss	2,580	(553)	425	1,844	(26)	4,270
Charged-off	(2,016)	(1,210)	(800)	(2,792)	—	(6,818)
Recoveries	—	66	17	656	2	741
Ending Balance	$2,563	$12,466	$4,348	$9,181	$38	$28,596

	For the Six Months Ended June 30, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Illinois/Indiana
Beginning balance	$11,827	$19,504	$7,186	$5,199	$2,473	$46,189
Provision for loan loss	507	2,144	(1,813)	1,488	(556)	1,770
Charged-off	(4,581)	(4,006)	(204)	(1,683)	(272)	(10,746)
Recoveries	1,478	26	499	303	1,214	3,520
Ending Balance	$9,231	$17,668	$5,668	$5,307	$2,859	$40,733

Florida
Beginning balance	$2,013	$13,291	$4,717	$9,748	$80	$29,849
Provision for loan loss	3,586	414	1,153	3,106	(29)	8,230
Charged-off	(3,039)	(1,417)	(2,112)	(4,346)	(27)	(10,941)
Recoveries	3	178	590	673	14	1,458
Ending Balance	$2,563	$12,466	$4,348	$9,181	$38	$28,596

The following table presents the allowance for loan losses and recorded investments in loans by category:

	As of June 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$32	$356	$340	$—	$—	$728
Loans collectively evaluated for impairment	6,099	15,017	3,964	7,320	328	32,728
Ending Balance	$6,131	$15,373	$4,304	$7,320	$328	$33,456

Loans:
Loans individually evaluated for impairment	$8,863	$14,695	$9,339	$5,796	$—	$38,693
Loans collectively evaluated for impairment	374,951	793,776	82,797	405,997	13,938	1,671,459
Ending Balance	$383,814	$808,471	$92,136	$411,793	$13,938	$1,710,152

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$204	$—	$33	$—	$237
Loans collectively evaluated for impairment	1,871	7,222	2,348	5,723	9	17,173
Ending Balance	$1,871	$7,426	$2,348	$5,756	$9	$17,410

Loans:
Loans individually evaluated for impairment	$189	$6,271	$4,590	$14,684	$—	$25,734
Loans collectively evaluated for impairment	12,451	129,581	10,662	97,865	426	250,985
Ending Balance	$12,640	$135,852	$15,252	$112,549	$426	$276,719

	As of December 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$697	$1,421	$—	$—	$—	$2,118
Loans collectively evaluated for impairment	8,446	17,184	4,352	6,473	464	36,919
Ending Balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037

Loans:
Loans individually evaluated for impairment	$13,979	$19,404	$7,079	$5,657	$71	$46,190
Loans collectively evaluated for impairment	383,046	825,452	81,600	400,244	17,610	1,707,952
Ending Balance	$397,025	$844,856	$88,679	$405,901	$17,681	$1,754,142

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$826	$—	$—	$—	$826
Loans collectively evaluated for impairment	1,939	7,587	2,936	6,160	21	18,643
Ending Balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469

Loans:
Loans individually evaluated for impairment	$568	$6,525	$5,238	$17,762	$—	$30,093
Loans collectively evaluated for impairment	10,262	128,835	10,948	101,234	581	251,860
Ending Balance	$10,830	$135,360	$16,186	$118,996	$581	$281,953

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

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Balance	$119,115	$127,867
Weighted average interest rate at end of period	0.24%	0.21%
Maximum outstanding at any month end	$144,709	$142,557
Average daily balance	$133,851	$127,095
Weighted average interest rate during period (1)	0.23%	0.29%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net income available to common stockholders	$3,980	$6,164	$10,715	$13,498
Shares:
Weighted average common shares outstanding	86,628	86,597	86,624	83,987

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	9	20	9	14

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	86,637	86,617	86,633	84,001

Basic earnings per common share	$0.05	$0.07	$0.12	$0.16

Diluted earnings per common share	$0.05	$0.07	$0.12	$0.16

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, warrant or grant price of a restricted stock unit, that option/warrant/restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At June 30, 2012, 804,968 outstanding options, 573,833 warrants, and 565,444 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At June 30, 2011, 1,134,672 outstanding options, 573,833 warrants, and 17,600 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of June 30, 2012, the Company held 1,636,044 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

A description of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of its business, and to attract and retain talented personnel. All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

A summary of the status of and changes in the Company’s stock option plans for the six months ended June 30, 2012 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	1,017,922	$16.23
Granted	—	—
Exercised	—	—
Forfeited	160,454	12.07
Outstanding at end of period	857,468	$17.01	3.04
Exercisable at end of period	857,468	$17.01	3.04

The Company did not recognize any compensation expense related to stock options for the three and six months ended June 30, 2012.  The Company recognized an insignificant amount of compensation expense related to stock options for the three and six months ended June 30, 2011.

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2012, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value

Non-vested at beginning of year	460,252	17,871	478,123	$5.00
Granted	61,806	26,600	88,406	5.06
Dividend Equivalents Earned	8,244	286	8,530	5.02
Vested	—	(18,157)	(18,157)	5.25
Forfeited	—	—	—	—
Non-vested at end of period	530,302	26,600	556,902	$5.00
Outstanding at end of period	530,302	44,757	575,059	$5.01

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter will compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected to be issued from treasury.

On June 19, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 26,600 deferred stock units (“DSUs”) to directors.  As the stock price on the grant date of June 19, 2012 was $4.78, total compensation cost to be recognized is $127,148.  This cost will be recognized over the requisite service period of one year from the date of grant or the next Annual Shareholder’s meeting; whichever is earlier.  Subsequent to the requisite service period, the awards will vest 100%. These deferred stock units generally are subject to the same terms as restricted stock units (“RSUs”) under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the Board or a change in control of the Company.  Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.

On June 19, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 2,092 RSUs to a member of management.  As the stock price on the grant date of June 19, 2012 was $4.78, total compensation cost to be recognized is $10,000. This cost will be recognized over a period of one to three years.  Per the agreement, 697 units vest over a requisite service period of one year, 697 units vest over a requisite service period of two years, and the remaining 698 units vest over a requisite service period of three years.  Subsequent to each requisite service period, the awards will vest 100%.

On May 15, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 3,275 RSUs to a member of management.  As the stock price on the grant date of May 15, 2012 was $4.58, total compensation cost to be recognized is $15,000. This cost will be recognized over a period of one to three years.  Per the agreement, 1,092 units vest over a requisite service period of one year, 1,092 units vest over a requisite service period of two years, and the remaining 1,091 units vest over a requisite service period of three years.  Subsequent to each requisite service period, the awards will vest 100%.

On April 24, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 3,205 RSUs to a member of management.  As the stock price on the grant date of April 24, 2012 was $4.68, total compensation cost to be recognized is $15,000. This cost will be recognized over a period of one to three years.  Per the agreement, 1,068 units vest over a requisite service period of one year, 1,068 units vest over a requisite service period of two years, and the remaining 1,069 units vest over a requisite service period of three years.  Subsequent to each requisite service period, the awards will vest 100%.

On January 24, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 53,234 RSUs to certain members of management.  As the stock price on the grant date of January 24, 2012 was $5.26, total compensation cost to be recognized is $280,011. This cost will be recognized over a period of one to three years. Per the respective agreements, 17,745 RSUs vest over a requisite service period of one year, 17,745 RSUs vest over a requisite service period of two years, and the remaining 17,744 RSUs vest over a requisite service period of three years.  Subsequent to each requisite service period, the awards will vest 100%.

A listing of RSUs granted in 2011 and 2010 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company recognized $0.2 million and an insignificant amount of compensation expense related to non-vested stock units for the three months ended June 30, 2012 and 2011, respectively.  The Company recognized $0.4 million and $0.1 million of compensation expense related to non-vested stock units for the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, there was $1.8 million of total unrecognized compensation cost related to these non-vested stock units.

Subsequent Events

On July 24, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 209,746 RSUs to certain members of management.  As the stock price on the grant date of July 24, 2012 was $4.72, total compensation cost to be recognized is $990,000. This cost will be recognized over the requisite service period of five years following which the awards will vest 100%.

Note 8:  Income Taxes

At June 30, 2012, the Company was under examination by the Illinois Department of Revenue for the Company’s 2009 and 2010 income tax filings.

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

The Company and its subsidiary’s exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiary use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$508,971	$501,249
Standby letters of credit	15,237	13,549

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of June 30, 2012 and December 31, 2011, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of June 30, 2012, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Note 10:  Reportable Segments and Related Information

The Company has three reportable segments, Busey Bank, FirsTech and Busey Wealth Management.  Busey Bank provides a full range of banking services to individual and corporate customers through its branch network in downstate Illinois, through its branch in Indianapolis, Indiana, and through its branch network in southwest Florida.  FirsTech provides remittance processing for online bill payments, lockbox and walk-in payments.  Busey Wealth Management is the parent company of Busey Trust Company, which provides a full range of asset management, investment and fiduciary services to individuals, businesses and foundations, tax preparation and philanthropic advisory services.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,459,627	$3,331,869
FirsTech	8,992	8,992	26,009	25,542
Busey Wealth Management	11,694	11,694	26,178	25,867
All Other	—	—	12,909	18,844
Total	$20,686	$20,686	$3,524,723	$3,402,122

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Interest income:
Busey Bank	$29,145	$33,805	$59,158	$68,650
FirsTech	17	15	33	29
Busey Wealth Management	64	63	130	121
All Other	(1)	(10)	—	(21)
Total interest income	$29,225	$33,873	$59,321	$68,779

Interest expense:
Busey Bank	$3,626	$5,418	$7,690	$11,297
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	325	614	659	1,294
Total interest expense	$3,951	$6,032	$8,349	$12,591

Other income:
Busey Bank	$9,678	$8,204	$19,742	$18,439
FirsTech	2,135	2,424	4,324	4,833
Busey Wealth Management	4,339	3,991	8,271	7,522
All Other	(382)	(873)	1,313	(1,509)
Total other income	$15,770	$13,746	$33,650	$29,285

Net income:
Busey Bank	$4,187	$7,096	$10,217	$15,916
FirsTech	244	422	509	872
Busey Wealth Management	1,004	974	1,867	1,668
All Other	(547)	(1,045)	(62)	(1,899)
Total net income	$4,888	$7,447	$12,531	$16,557

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

There were no transfers between levels during the quarter ended June 30, 2012.

In general, fair value is based upon quoted market prices, when available. If such quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable data. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect, among other things,  counterparty credit quality and the company’s creditworthiness as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2012
Securities available-for-sale:
U.S. Treasury securities	$—	$88,154	$—	$88,154
Obligations of U.S. government corporations and agencies	—	388,996	—	388,996
Obligations of states and political subdivisions	—	231,253	—	231,253
Residential mortgage-backed securities	—	265,647	—	265,647
Corporate debt securities	2,542	—	—	2,542
Mutual funds and other equity securities	4,193	—	—	4,193
	$6,735	$974,050	$—	$980,785

December 31, 2011
Securities available-for-sale:
U.S. Treasury securities	$—	$46,035	$—	$46,035
Obligations of U.S. government corporations and agencies	—	349,031	—	349,031
Obligations of states and political subdivisions	—	154,437	—	154,437
Residential mortgage-backed securities	—	278,115	—	278,115
Corporate debt securities	2,583	—	—	2,583
Mutual funds and other equity securities	1,548	—	—	1,548
	$4,131	$827,618	$—	$831,749

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2012
Impaired loans	$—	$—	$2,049	$2,049
Foreclosed assets	—	—	1,708	1,708

December 31, 2011
Impaired loans	$—	$—	$4,905	$4,905
Foreclosed assets	—	—	794	794

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
June 30, 2012	Estimate	Techniques	Input	Range
	(dollars in thousands)
Impaired loans	$2,049	Appraisal of collateral	Appraisal adjustments Liquidation expenses	-18.2% to -100.0% 0% to -10.0%
Foreclosed assets	1,708	Appraisal of collateral	Appraisal adjustments	0% to -44.8%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$320,349	$320,394	$315,053	$315,053
Loans held for sale	35,060	35,913	15,249	15,569
Accrued interest receivable	11,440	11,440	11,121	11,121
Level 3 inputs:
Loans, net	1,936,005	1,965,490	1,977,589	2,008,603

Financial liabilities:
Level 2 inputs:
Deposits	$2,895,110	$2,902,951	$2,763,454	$2,773,599
Securities sold under agreements to repurchase	119,115	119,115	127,867	127,867
Long-term debt	14,417	14,719	19,417	20,138
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	1,473	1,473	1,881	1,881

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at June 30, 2012 (unaudited), as compared with March 31, 2012 (unaudited) and December 31, 2011, and the results of operations for the three and six months ended June 30, 2012 and 2011 (unaudited) and the three months ended March 31, 2012 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

Operating Results

First Busey Corporation’s net income for the second quarter of 2012 was $4.9 million and net income available to common stockholders was $4.0 million, or $0.05 per fully-diluted common share, as compared to net income of $7.4 million and net income available to common stockholders of $6.2 million, or $0.07 per fully-diluted common share for the second quarter of 2011. In comparison, the Company reported net income for the first quarter of 2012 of $7.6 million and net income available to common stockholders of $6.7 million, or $0.08 per fully-diluted common share.

While our expenses increased as we continued to build out the infrastructure to support our growth strategy, we were able to maintain stable revenue generation through diversified sources during the quarter. Total revenue, net of interest expense and security gains, for the second quarter of 2012 was $41.0 million, compared to $43.6 million for the first quarter of 2012 and $41.6 million for the second quarter of 2011. Net of private equity fund gains of $2.1 million recorded in the first quarter of 2012, revenue was relatively steady on both a linked-quarter and year-over-year basis. Quarterly revenue was further impacted by seasonal changes in agriculture-based trust fees, declining by $1.4 million on a linked quarter basis in 2012.

Busey Wealth Management’s net income of $1.0 million for the second quarter of 2012 increased from $0.9 million for the first quarter of 2012, and was consistent with the amount earned in the second quarter of 2011. Busey Wealth Management’s net income for the first six months of 2012 was $1.9 million as compared to $1.7 million for the first six months of 2011. FirsTech’s net income of $0.2 million for the second quarter of 2012 slightly decreased from $0.3 million for the first quarter of 2012 and $0.4 million for the second quarter of 2011. FirsTech’s net income for the first six months of 2012 was $0.5 million as compared to $0.9 million for the same period of 2011.

Operating performance highlights include:

•                  Net interest income declined to $25.3 million in the second quarter of 2012 compared to $25.7 million in the first quarter of 2012 and $27.8 million in the second quarter of 2011. Net interest income for the first six months of 2012 was $51.0 million compared to $56.2 million for the same period of 2011. Net interest income declines were driven by decreases in average loan volumes, which have prompted recent initiatives to guide quality asset growth. Additional liquidity generated by our growing deposit base has primarily been deployed into our investment portfolio.

•                  Net interest margin decreased to 3.21% for the second quarter of 2012 as compared to 3.31% for the first quarter of 2012 and 3.54% for the second quarter of 2011. The net interest margin for the first six months of 2012 decreased to 3.26% compared to 3.54% for the same period of 2011. The Company continues to experience downward pressure on its yield on interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets, which is being experienced throughout the banking industry.

•                  Our quarterly efficiency ratio increased to 69.68% for the second quarter of 2012 from 59.79% for the first quarter of 2012 and 57.80% for the second quarter of 2011 due to planned expense increases as part of our growth strategy and one-time charges totaling $1.0 million related to insurance and other benefits, other real estate owned and strategic technology initiatives. The efficiency ratio for the first six months of 2012 was 64.59%, as compared to 56.81% for the same period of 2011. Peer data from Federal Reserve system sources suggests that the Company has historically compared favorably to similarly-sized companies in terms of efficiency ratios, with averages for peers ranging between 65% and 67% during 2011 and the first quarter of 2012.

Asset Quality

While much internal focus is currently being directed toward organic growth, our commitment to credit quality and the strength of our balance sheet remains strong, as evidenced by another quarter of positive trends across a range of credit indicators. We expect to maintain gradual improvement in our overall asset quality during 2012; however, this continues to be dependent upon market-specific economic conditions.  The key metrics are as follows:

•      Non-performing loans decreased to $33.8 million at June 30, 2012 from $34.1 million at March 31, 2012 and $38.5 million at December 31, 2011.

•                  Illinois non-performing loans decreased to $20.6 million at June 30, 2012 from $20.9 million at March 31, 2012 and $23.0 million at December 31, 2011.

•                  Florida non-performing loans of $8.5 million at June 30, 2012 remained consistent with the amount recorded at March 31, 2012, but decreased from $10.8 million at December 31, 2011.

•                  Indiana non-performing loans of $4.7 million at June 30, 2012 remained consistent with the amount recorded at both March 31, 2012 and December 31, 2011.

•      Loans 30-89 days past due decreased to $4.2 million at June 30, 2012 from $15.9 million at March 31, 2012 and $4.7 million at December 31, 2011. As previously disclosed, the primary reason for the increase in the first quarter of 2012 related to two large commercial credits which have since been sold or reclassified to non-performing.

•      Other non-performing assets decreased to $7.8 million at June 30, 2012 from $8.7 million at March 31, 2012 and $8.5 million at December 31, 2011.

•      The ratio of non-performing assets to total loans plus other non-performing assets at June 30, 2012 decreased to 2.05% from 2.13% at March 31, 2012 and 2.28% at December 31, 2011.

•      The allowance for loan losses to non-performing loans ratio decreased to 150.42% at June 30, 2012 from 157.75% at March 31, 2012 and 151.91% at December 31, 2011.

•      The allowance for loan losses to total loans ratio decreased to 2.52% at June 30, 2012 compared to 2.68% at March 31, 2012 and 2.85% at December 31, 2011.

•      Net charge-offs of $7.5 million recorded in the second quarter of 2012 were lower than the $9.7 million recorded in the first quarter of 2012 and the $10.4 million recorded in the fourth quarter of 2011.

•      Provision expense decreased to $4.5 million in the second quarter of 2012 from $5.0 million recorded in both the first quarter of 2012 and the fourth quarter of 2011.

Our priorities remain balance sheet strength, profitability and growth — in that order.  Our results this quarter reflect the culmination of months of planning and focused effort to retool our teams and rebuild our balance sheet in constructive ways for the long-term benefit of the Company.  We understood that this commitment would require the deployment of capital to support our investment in the future, and earnings thus far in 2012 have aligned with estimates of the short-term effects of our long-term strategy to maintain a strong balance sheet and support lasting profitability through carefully targeted growth.

Positive changes are occurring in our balance sheet, with the initial inflection of loan volumes in areas specifically targeted for growth and the consistent strengthening in our mix of funding through non-interest bearing deposits.  Capital and asset quality continue to trend favorably, and the marriage of old competencies and new is melding together to create a more diverse organization.

Early stage success in building a stronger balance sheet structure is generally a positive leading indicator for future profitability. We are realistic that our strategies will take time to produce results and are working diligently to expand fee-based aspects of our business to counter headwinds the industry is collectively facing due to pressures on net interest margins.

Economic Conditions of Markets

The Illinois markets we operate in possess strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced economic distress in recent years, they did not experience it to the level of many other areas, including our southwest Florida market.  While future economic conditions remain uncertain, our markets have not experienced further significant downside impact over the past few years.

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

The agriculture sector within our communities has been impacted by recent drought conditions and indirect economic influences are also likely to be felt in surrounding markets.  Loans to finance agricultural production and other loans to farmers do not represent a significant portion of our total loan portfolio, with balances of $27.2 million or approximately 1% of total loans as of June 30, 2012.  Additionally, loans secured by farmland totaled $41.2 million or approximately 2% of total loans for the same period. While adverse impacts of the drought are expected to be generally mitigated by insurance for our borrowers, the financial condition of these clients and the agriculture base in our communities will continue to be monitored by management for negative effects in upcoming periods.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

							Change in income/
	2012			2011			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$310,306	$194	0.25%	$308,414	$193	0.25%	$1	$—	$1
Investment securities
U.S. Government obligations	461,684	2,076	1.81%	395,315	2,433	2.47%	363	(720)	(357)
Obligations of states and political subdivisions(1)	202,080	1,590	3.16%	78,727	1,041	5.30%	1,102	(553)	549
Other securities	280,572	1,323	1.90%	227,932	1,397	2.46%	283	(357)	(74)

Loans(1) (2)	1,984,721	24,610	4.99%	2,199,573	29,261	5.34%	(2,787)	(1,864)	(4,651)
Total interest-earning assets	$3,239,363	$29,793	3.70%	$3,209,961	$34,325	4.29%	$(1,038)	$(3,494)	$(4,532)

Cash and due from banks	75,776			74,096
Premises and equipment	69,871			72,030
Allowance for loan losses	(52,190)			(74,668)
Other assets	188,980			209,818

Total Assets	$3,521,800			$3,491,237

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$44,166	$17	0.15%	$44,333	$24	0.22%	$—	$(7)	$(7)
Savings deposits	199,475	72	0.15%	192,325	81	0.17%	3	(12)	(9)
Money market deposits	1,367,060	801	0.24%	1,236,594	999	0.32%	96	(294)	(198)
Time deposits	745,446	2,428	1.31%	881,664	3,716	1.69%	(524)	(764)	(1,288)
Short-term borrowings:
Repurchase agreements	129,690	76	0.24%	123,473	100	0.32%	5	(29)	(24)
Other	—	9	—%	—	10	—%	—	(1)	(1)
Long-term debt	19,087	220	4.64%	36,131	486	5.40%	(205)	(61)	(266)
Junior subordinated debt owed to unconsolidated trusts	55,000	328	2.40%	55,000	616	4.49%	—	(288)	(288)
Total interest-bearing liabilities	$2,559,924	$3,951	0.62%	$2,569,520	$6,032	0.94%	$(625)	$(1,456)	$(2,081)

Net interest spread			3.08%			3.35%

Noninterest-bearing deposits	522,026			468,220
Other liabilities	26,611			27,889
Stockholders’ equity	413,239			425,608

Total Liabilities and Stockholders’ Equity	$3,521,800			$3,491,237

Interest income / earning assets(1)	$3,239,363	$29,793	3.70%	$3,209,961	$34,325	4.29%
Interest expense / earning assets	$3,239,363	$3,951	0.49%	$3,209,961	$6,032	0.75%

Net interest margin (1)		$25,842	3.21%		$28,293	3.54%	$(413)	$(2,038)	$(2,451)

(1)       On a tax-equivalent basis assuming a federal income tax rate of 35% for 2012 and 2011.

(2)       Non-accrual loans have been included in average loans.

(3)       Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

							Change in income/
	2012			2011			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$296,201	$371	0.25%	$333,576	$414	0.25%	$(46)	$3	$(43)
Investment securities
U.S. Government obligations	442,151	4,110	1.87%	376,479	4,617	2.47%	731	(1,238)	(507)
Obligations of states and political subdivisions(1)	186,535	3,044	3.28%	77,678	2,126	5.52%	2,053	(1,135)	918
Other securities	279,702	2,661	1.91%	216,932	2,685	2.50%	682	(706)	(24)

Loans(1) (2)	2,006,716	50,240	5.03%	2,247,132	59,858	5.37%	(6,063)	(3,555)	(9,618)
Total interest-earning assets	$3,211,305	$60,426	3.78%	$3,251,797	$69,700	4.32%	$(2,643)	$(6,631)	$(9,274)

Cash and due from banks	77,187			76,325
Premises and equipment	69,758			72,547
Allowance for loan losses	(54,878)			(75,837)
Other assets	190,231			215,567

Total Assets	$3,493,603			$3,540,399

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$41,620	$38	0.18%	$40,349	$47	0.23%	$1	$(10)	$(9)
Savings deposits	196,867	148	0.15%	190,489	162	0.17%	5	(19)	(14)
Money market deposits	1,332,759	1,700	0.26%	1,233,565	1,999	0.33%	153	(452)	(299)
Time deposits	763,661	5,180	1.36%	922,556	7,871	1.72%	(1,221)	(1,470)	(2,691)
Short-term borrowings:
Repurchase agreements	133,851	154	0.23%	131,409	211	0.32%	4	(61)	(57)
Other	—	18	—%	—	20	—%	—	(2)	(2)
Long-term debt	19,252	446	4.66%	38,369	982	5.16%	(448)	(88)	(536)
Junior subordinated debt owed to unconsolidated trusts	55,000	665	2.43%	55,000	1,299	4.76%	—	(634)	(634)
Total interest-bearing liabilities	$2,543,010	$8,349	0.66%	$2,611,737	$12,591	0.97%	$(1,506)	$(2,736)	$(4,242)

Net interest spread			3.12%			3.35%

Noninterest-bearing deposits	512,077			473,659
Other liabilities	26,732			31,695
Stockholders’ equity	411,784			423,308

Total Liabilities and Stockholders’ Equity	$3,493,603			$3,540,399

Interest income / earning assets(1)	$3,211,305	$60,426	3.78%	$3,251,797	$69,700	4.32%
Interest expense / earning assets	$3,211,305	$8,349	0.52%	$3,251,797	$12,591	0.78%

Net interest margin (1)		$52,077	3.26%		$57,109	3.54%	$(1,137)	$(3,895)	$(5,032)

(1)       On a tax-equivalent basis assuming a federal income tax rate of 35% for 2012 and 2011.

(2)       Non-accrual loans have been included in average loans.

(3)       Annualized.

Average earning assets increased for the three month period ended June 30, 2012 as compared to the same period of 2011; however, average earning assets decreased for the six month period ended June 30, 2012 as compared to the same period of 2011.  Average loans declined $214.9 million and $240.4 million for the three and six month periods ended June 30, 2012, respectively. These declines are the primary reason that the Company is creating a strong focus around rebuilding the loan portfolio with new assets and have created the impetus behind the recent investment in tools and talent to support organic growth.  Securities increased by $242.3 million and $237.3 million for the three and six month periods ended June 30, 2012, respectively, which generally offset the declines in average loans; however, at a much lower yield.  Interest-bearing liabilities decreased for the three and six month periods ended June 30, 2012 as compared to the same periods of 2011 due to a focus on reducing more expensive non-core funding, which we were able to do in light of the decrease in our average loans and a continued increase in our average core deposits.

Interest income, on a tax-equivalent basis, decreased $4.5 million and $9.3 million for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods of 2011. The interest income declines partially related to the decreases in loan volume.  Interest expense decreased $2.1 million and $4.2 million for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods of 2011, partially as a result of reductions in all non-core funding sources.  In addition, the decreases in interest income and expense from average yield/rate was due to the repricing of instruments at lower market rates based on a declining interest rate environment and changes in the composition of assets and liabilities.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.21% for the three month period ended June 30, 2012 from 3.54% for the same period in 2011 and decreased to 3.26% for the six month period ended June 30, 2012 from 3.54% for the same period in 2011.

Quarterly net interest margins for 2012 and 2011 are as follows:

	2012	2011
First Quarter	3.31%	3.55%
Second Quarter	3.21%	3.54%
Third Quarter	—	3.57%
Fourth Quarter	—	3.44%

The net interest spread, also on a tax-equivalent basis, was 3.08% for the three month period ended June 30, 2012, compared to 3.35% for the same period in 2011 and was 3.12% for the six months ended June 30, 2012 compared to 3.35% for the same period in 2011.

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

OTHER INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)
Trust fees	$4,090	$3,757	8.9%	$9,285	$8,305	11.8%
Commissions and brokers’ fees, net	564	479	17.7%	1,070	920	16.3%
Remittance processing	2,111	2,403	(12.2)%	4,278	4,784	(10.6)%
Service charges on deposit accounts	2,873	3,183	(9.7)%	5,684	6,230	(8.8)%
Other service charges and fees	1,443	1,340	7.7%	2,824	2,622	7.7%
Gain on sales of loans	3,256	1,835	77.4%	5,669	4,467	26.9%
Security (losses) gains, net	64	—	NM	64	(2)	NM
Other	1,369	749	82.8%	4,776	1,959	143.8%
Total other income	$15,770	$13,746	14.7%	$33,650	$29,285	14.9%

NM=Not meaningful

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011.  These increases were led by organic growth, which increased assets under management (“AUM”) and heightened activity in services to agriculture-based businesses.  AUM also improved from securities market valuations and increased returns on investments.  AUM averaged $4.0 billion for the first six months of 2012 compared to $3.8 billion for the first six months of 2011.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue decreased for the three and six month periods ended June 30, 2012 as compared to the same periods of 2011 due to decreased volume of online bill payments.

Overall, service charges declined for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011, in part as a result of new regulation regarding certain charges on deposit accounts.  In addition, changing behaviors by our client base to avoid fees and changes in product mix are also affecting service charges.

Gain on sales of loans increased for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011.  Residential mortgage fee activity continues to increase in 2012 compared to 2011, based on strong loan production, an active market for refinancing and positive momentum in the home purchase market.

Other income increased for the three and six month periods ended June 30, 2012 as compared to the same periods in 2011.

The increase for the three month period was a result of $0.2 million relating to our bank owned life insurance and  $0.2 million from income earned on one of the Company’s private equity funds.  The increase was also due to a loss of $0.2 million on the sale of fixed assets in the three month period of 2011, for which no comparable 2012 loss was experienced.  The significant increase for the six month period was primarily from income earned on a private equity investment fund for which the Company recorded a net gain of $2.1 million. The majority of this gain relates to income earned from an investment in a local, community-focused fund.  This gain was non-recurring; therefore, the Company does not expect other income to show significant increases in future periods.

OTHER EXPENSE

	Three Months Ended June 30			Six Months Ended June 30
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$13,148	$10,028	31.1%	$25,259	$19,588	29.0%
Employee benefits	3,122	2,506	24.6%	6,018	5,265	14.3%
Total compensation expense	$16,270	$12,534	29.8%	$31,277	$24,853	25.8%

Net occupancy expense of premises	2,156	2,136	0.9%	4,361	4,551	(4.2)%
Furniture and equipment expenses	1,310	1,340	(2.2)%	2,582	2,664	(3.1)%
Data processing	2,639	2,170	21.6%	4,798	4,280	12.1%
Amortization of intangible assets	827	884	(6.4)%	1,654	1,768	(6.4)%
Regulatory expense	620	1,308	(52.6)%	1,246	3,155	(60.5)%
OREO expense	510	135	277.8%	515	347	48.4%
Other	5,447	4,678	16.4%	10,548	9,232	14.3%
Total other expense	$29,779	$25,185	18.2%	$56,981	$50,850	12.1%

Income taxes	$1,877	$3,955	(52.5)%	$5,610	$8,066	(30.4)%
Effective rate on income taxes	27.7%	34.7%		30.9%	32.8%

Efficiency ratio	69.7%	57.8%		64.6%	56.8%

Total compensation expense increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011.  Full-time equivalent employees increased to 925 at June 30, 2012 from 853 one year earlier. This increase represents the investment in talent to drive future business expansion. The primary investment is related to our commercial banking segment to support profitable asset growth through value-added services to commercial clients in our existing and surrounding footprint. Busey Wealth Management has also undertaken a similar strategy to support a diversified revenue stream and expanded client service capabilities.

Combined occupancy expenses and furniture and equipment expenses decreased slightly for the three and six months ended June 30, 2012 as we continue to evaluate our operations for appropriate cost control measures.  Data processing expense increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 as we invest in new systems and hardware to better serve our customers, grow online service channels and meet regulatory requirements.

Amortization of intangible assets expense decreased as we are now in the fifth year of amortization arising from the merger with Main Street Trust, Inc.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense decreased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 as a result of a change in the FDIC’s rate assessment methodology.  We anticipate that our regulatory expenses will generally remain at lower levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011 primarily from increased costs associated with a commercial property owned by the Company.

The effective rate on income taxes, or income taxes divided by income before taxes, of 27.7% and 30.9% for the three and six months ended June 30, 2012, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio for the three and six month periods ended June 30, 2012 increased from the comparable periods in 2011.  The primary reason for the increase related to the increase in compensation expense, as noted above.  As we continue to add full time equivalent employees, this may have a negative effect on the efficiency ratio until marginal income growth exceeds the marginal cost of our investment.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	June 30, 2012	December 31, 2011	% Change
	(dollars in thousands)
Assets
Securities available for sale	$980,785	$831,749	17.9%
Loans, net	1,971,065	1,992,838	(1.1)%

Total assets	$3,524,723	$3,402,122	3.6%

Liabilities
Deposits:
Noninterest-bearing	$555,560	$503,118	10.4%
Interest-bearing	2,339,550	2,260,336	3.5%
Total deposits	$2,895,110	$2,763,454	4.8%

Securities sold under agreements to repurchase	119,115	127,867	(6.8)%
Long-term debt	14,417	19,417	(25.8)%

Total liabilities	$3,109,876	$2,992,855	3.9%

Stockholders’ equity	$414,847	$409,267	1.4%

First Busey’s balance sheet at June 30, 2012 increased as compared with its balance sheet at December 31, 2011.

Securities available for sale increased by $149.0 million, or 17.9%, at June 30, 2012 compared to December 31, 2011.  Net loans, including loans held for sale, declined by $21.8 million, or 1.1%, at June 30, 2012 compared to December 31, 2011.  The banking industry as a whole is generally facing challenges with respect to quality asset growth.  We continue to invest in talent to drive future business expansion.

Liabilities increased $117.0 million during the first six months of 2012.  We have been able to grow our core deposit base as evidenced by our growth in noninterest-bearing deposits of $52.4 million.  Interest-bearing deposits also increased $79.2 million.  We believe our deposit growth is indicative of the success of our relationship sales model, which includes improved cross-sales to our customer base.  Core growth also supports the reduction in higher cost funding alternatives such as securities sold under agreements to repurchase and long-term debt, which decreased by $8.8 million and $5.0 million, respectively, from December 31, 2011 to June 30, 2012.

Stockholders’ equity increased at June 30, 2012 as compared to December 31, 2011.  This increase was the result of first and second quarter earnings, which was partially offset by dividends.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans were as follows:

	June 30, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$362,325	$12,640	$21,489	$396,454
Commercial real estate	753,879	135,852	54,592	944,323
Real estate construction	68,975	15,252	23,161	107,388
Retail real estate	435,560	114,802	9,040	559,402
Retail other	13,816	426	122	14,364
Total	$1,634,555	$278,972	$108,404	$2,021,931

Less held for sale(1)				35,060
				$1,986,871

Less allowance for loan losses				50,866
Net loans				$1,936,005

(1) Loans held for sale are included in retail real estate.

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506
Net loans				$1,977,589

(1) Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academic and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges of the past few years.  Although our downstate Illinois and Indiana markets experienced some economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by the economic challenges of recent years have significantly impacted that economy, notwithstanding recent improvement in certain economic indicators.  Achieving meaningful organic growth is a significant focus for 2012.

Allowance for loan losses

Our allowance for loan losses was $50.9 million or 2.52% of loans at June 30, 2012 and $58.5 million or 2.85% of loans at December 31, 2011.

With a few insignificant exceptions, our loan portfolio is collateralized primarily by real estate.  Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down to the fair value of our interest in the underlying collateral.

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

Our provision for loan losses was $4.5 million during the second quarter of 2012 and $5.0 million in the same period of 2011.  Our provision for loan losses for the six months ended June 30, 2012 was $9.5 million and $10.0 million in the same period of 2011. The provision expense during 2012 and 2011 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.

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

The following table sets forth information concerning non-performing loans as of each of the dates:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)
Non-accrual loans	$33,760	$33,763	$38,340	$41,987
Loans 90+ days past due and still accruing	57	363	173	986
Total non-performing loans	$33,817	$34,126	$38,513	$42,973

Repossessed assets	$7,783	$8,719	$8,452	$11,577

Total non-performing assets	$41,600	$42,845	$46,965	$54,550

Allowance for loan losses	$50,866	$53,835	$58,506	$63,915

Allowance for loan losses to loans	2.5%	2.7%	2.9%	3.0%
Allowance for loan losses to non-performing loans	150.4%	157.8%	151.9%	148.7%
Non-performing loans to loans, before allowance for loan losses	1.7%	1.7%	1.9%	2.1%
Non-performing loans and repossessed assets to loans, before allowance for loan losses	2.1%	2.1%	2.3%	2.6%

We continue to drive positive trends across a range of credit indicators.  We expect to continue to see gradual improvements in non-performing assets in 2012 as we remove under and non-performing loans from our loan portfolio and realize the benefits of gradually improving overall economic conditions.  Total non-performing assets were $41.6 million at June 30, 2012, compared to $47.0 million at December 31, 2011.

As of June 30, 2012, Busey Bank had charged-off $15.8 million of principal balance on loans that were on non-accrual status at June 30, 2012.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $15.8 million in loans, our non-accrual loans would have been that amount greater than the $33.8 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans decreased to $66.0 million at June 30, 2012 compared to $80.6 million at December 31, 2011.  The balance of potential problem loans is a reflection of continued economic challenges, however we do not feel the potential losses will be as great as seen in the past, as evidenced in part by the lower balance of potential problem loans at June 30, 2012 compared to December 31, 2011.  Management continues to monitor these credits and anticipates that restructures, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2012, management identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of June 30, 2012, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We also have an operating line of credit in the amount of $20.0 million from our primary correspondent bank, all of which was available as of June 30, 2012.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of June 30, 2012, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

CAPITAL RESOURCES

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  We believe, as of June 30, 2012, that the Company and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of June 30, 2012:

Total Capital (to Risk Weighted Assets)
Consolidated	$418,496	19.26%	$173,861	8.00%	$217,326	10.00%
Busey Bank	$391,609	18.13%	$172,773	8.00%	$215,967	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$390,428	17.97%	$86,931	4.00%	$130,396	6.00%
Busey Bank	$363,709	16.84%	$86,387	4.00%	$129,580	6.00%

Tier I Capital (to Average Assets)
Consolidated	$390,428	11.37%	$137,340	4.00%	N/A	N/A
Busey Bank	$363,709	10.67%	$136,358	4.00%	$170,447	5.00%

The federal bank regulatory agencies recently issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and change the risk-weightings of certain assets for purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.   Management is currently assessing the effect of the proposed rules on the Company and Busey Bank’s capital position.  Various banking associations and industry groups are providing comments on the proposed rules to regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder, as well as rules recently proposed by the federal bank regulatory agencies to implement Basel III); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey; and (xi) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect our financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

Critical Accounting Estimates

Critical accounting estimates are those that are critical to the portrayal and understanding of First Busey’s financial condition and results of operations and require management to make assumptions that are difficult, subjective or complex.  These estimates involve judgments, estimates and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending on the severity of such changes, the possibility of a materially different financial condition or materially different results of operations is a reasonable likelihood.

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity or trading at June 30, 2012. Securities are classified as available-for-sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available-for-sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in the first and second quarters of 2012 and during 2011 and 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and general business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of June 30, 2012, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the Federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at June 30, 2012 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of June 30, 2012, due to the interest rate market, a downward adjustment in Federal fund rates was not possible.

Utilizing this measurement concept, the interest-rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2012	NA	NA	NA	NA	(1.54)%	(4.09)%	(7.38)%	(11.03)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

Change in
Basis points	Net interest income
+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, First Busey is within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out as of June 30, 2012, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2012, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

None

ITEM 1A:  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2011 Annual Report on Form 10-K.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2012.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.  As of June 30, 2012, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

ITEM 3:  Defaults upon Senior Securities

None

ITEM 4:  Mine Safety Disclosures

Not Applicable

ITEM 5:  Other Information

(a)         None

(b)         None

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

101*

Interactive Data

File Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011; (iii) Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: August 7, 2012