Form 10-Q
period 2012-09-30
FIRST BUSEY CORP /NV/
filed 2012-11-08
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 9/30/2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2012
Common Stock, $.001 par value	86,644,425

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(Unaudited)

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2012 $243,561; 2011 $219,879)	$328,308	$315,053
Securities available for sale	964,187	831,749
Loans held for sale	24,415	15,249
Loans (net of allowance for loan losses 2012 $49,213; 2011 $58,506)	1,961,691	1,977,589
Premises and equipment	72,214	69,398
Goodwill	20,686	20,686
Other intangible assets	13,537	16,018
Cash surrender value of bank owned life insurance	39,281	37,882
Other real estate owned (OREO)	8,486	8,452
Deferred tax asset, net	38,981	48,236
Other assets	57,878	61,810
Total assets	$3,529,664	$3,402,122
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest-bearing	$510,146	$503,118
Interest-bearing	2,382,378	2,260,336
Total deposits	$2,892,524	$2,763,454
Securities sold under agreements to repurchase	131,753	127,867
Long-term debt	7,417	19,417
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	25,649	27,117
Total liabilities	$3,112,343	$2,992,855
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	594,470	594,009
Accumulated deficit	(233,838)	(238,085)
Accumulated other comprehensive income	16,053	13,124
Total stockholders’ equity before treasury stock and unearned ESOP shares	$449,437	$441,800
Common stock shares held in treasury at cost — 2012 1,622,707; 2011 1,646,726	(31,699)	(32,116)
Unearned ESOP shares — 20,000 shares	(417)	(417)
Total stockholders’ equity	$417,321	$409,267
Total liabilities and stockholders’ equity	$3,529,664	$3,402,122

Common shares outstanding at period end	86,644,425	86,620,406

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$74,450	$87,924
Interest and dividends on investment securities:
Taxable interest income	11,209	11,557
Non-taxable interest income	2,667	2,099
Dividends	6	10
Total interest income	$88,332	$101,590
Interest expense:
Deposits	$10,026	$14,536
Securities sold under agreements to repurchase	217	298
Short-term borrowings	26	29
Long-term debt	552	1,212
Junior subordinated debt owed to unconsolidated trusts	994	1,600
Total interest expense	$11,815	$17,675
Net interest income	$76,517	$83,915
Provision for loan losses	13,000	15,000
Net interest income after provision for loan losses	$63,517	$68,915
Other income:
Trust fees	$13,245	$11,765
Commissions and brokers’ fees, net	1,578	1,415
Remittance processing	6,346	7,119
Service charges on deposit accounts	8,646	9,513
Other service charges and fees	4,246	3,963
Gain on sales of loans	8,924	7,444
Security gains (losses), net	575	(2)
Other	5,679	2,786
Total other income	$49,239	$44,003
Other expense:
Salaries and wages	$38,966	$30,678
Employee benefits	8,791	7,759
Net occupancy expense of premises	6,598	6,762
Furniture and equipment expense	3,858	3,958
Data processing	8,366	6,425
Amortization of intangible assets	2,481	2,653
Regulatory expense	1,869	3,652
OREO expense	788	459
Other	15,658	14,228
Total other expense	$87,375	$76,574
Income before income taxes	$25,381	$36,344
Income taxes	7,941	12,217
Net income	$17,440	$24,127
Preferred stock dividends and discount accretion	2,725	4,108
Net income available to common stockholders	$14,715	$20,019
Basic earnings per common share	$0.17	$0.24
Diluted earnings per common share	$0.17	$0.24
Dividends declared per share of common stock	$0.12	$0.12

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$24,412	$28,243
Interest and dividends on investment securities:
Taxable interest income	3,604	3,845
Non-taxable interest income	989	717
Dividends	6	6
Total interest income	$29,011	$32,811
Interest expense:
Deposits	$2,960	$4,457
Securities sold under agreements to repurchase	63	87
Short-term borrowings	8	9
Long-term debt	106	230
Junior subordinated debt owed to unconsolidated trusts	329	301
Total interest expense	$3,466	$5,084
Net interest income	$25,545	$27,727
Provision for loan losses	3,500	5,000
Net interest income after provision for loan losses	$22,045	$22,727
Other income:
Trust fees	$3,960	$3,460
Commissions and brokers’ fees, net	508	495
Remittance processing	2,068	2,335
Service charges on deposit accounts	2,962	3,283
Other service charges and fees	1,422	1,341
Gain on sales of loans	3,255	2,977
Security gains, net	511	—
Other	903	827
Total other income	$15,589	$14,718
Other expense:
Salaries and wages	$13,707	$11,090
Employee benefits	2,773	2,494
Net occupancy expense of premises	2,237	2,211
Furniture and equipment expense	1,276	1,294
Data processing	3,568	2,145
Amortization of intangible assets	827	885
Regulatory expense	623	497
OREO expense	273	112
Other	5,110	4,996
Total other expense	$30,394	$25,724
Income before income taxes	$7,240	$11,721
Income taxes	2,331	4,151
Net income	$4,909	$7,570
Preferred stock dividends and discount accretion	909	1,049
Net income available to common stockholders	$4,000	$6,521
Basic earnings per common share	$0.05	$0.08
Diluted earnings per common share	$0.05	$0.08
Dividends declared per share of common stock	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net income	$4,909	$7,570	$17,440	$24,127
Other comprehensive income, before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains arising during period	$3,285	$2,980	$5,554	$7,097
Reclassification adjustment for (gains) losses included in net income	(511)	—	(575)	2
Other comprehensive income, before tax	$2,774	$2,980	$4,979	$7,099
Income tax expense related to items of other comprehensive income	1,142	1,227	2,050	3,137
Other comprehensive income, net of tax	$1,632	$1,753	$2,929	$3,962
Comprehensive income	$6,541	$9,323	$20,369	$28,089

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$17,440	$24,127
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	722	309
Depreciation and amortization	6,507	6,814
Provision for loan losses	13,000	15,000
Provision for deferred income taxes	7,205	10,915
Amortization of security premiums and discounts, net	7,166	4,606
Net security (gains) losses	(575)	2
Gain on sales of loans, net	(8,924)	(7,444)
Net (gain) on sales of OREO properties	(248)	(101)
Increase in cash surrender value of bank owned life insurance	(1,399)	(167)
Change in assets and liabilities:
Decrease in other assets	2,830	4,069
Decrease in other liabilities	(796)	(4,868)
Decrease in interest payable	(592)	(1,507)
Decrease (increase) in income taxes receivable	1,105	(328)
Net cash provided by operating activities before loan originations and sales	$43,441	$51,427

Loans originated for sale	(419,249)	(324,090)
Proceeds from sales of loans	419,007	345,019
Net cash provided by operating activities	$43,199	$72,356

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	55,599	10,675
Proceeds from maturities of securities classified available for sale	140,785	85,337
Purchase of securities classified available for sale	(330,434)	(289,465)
Net (increase) decrease in loans	(6,117)	219,976
Proceeds from disposition of premises and equipment	77	946
Proceeds from sale of OREO properties	9,229	6,563
Purchases of premises and equipment	(6,919)	(2,068)
Net cash (used in) provided by investing activities	$(137,780)	$31,964

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(87,513)	$(182,559)
Net increase in demand, money market and savings deposits	216,583	22,654
Cash dividends paid	(13,120)	(14,498)
Net increase (decrease) in securities sold under agreements to repurchase	3,886	(9,077)
Principal payments on long-term debt	(12,000)	(23,325)
Repurchase of Series T Preferred Stock	—	(100,000)
Proceeds from issuance of Series C Preferred Stock	—	72,664
Net cash provided by (used in) financing activities	$107,836	$(234,141)
Net increase (decrease) in cash and due from banks	$13,255	$(129,821)
Cash and due from banks, beginning	$315,053	$418,965
Cash and due from banks, ending	$328,308	$289,144

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$12,408	$19,183
Income taxes	$630	$2,756

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$9,015	$8,879
Dividends accrued	$924	$378
Conversion of Series B Preferred stock to Common stock	$—	$31,862

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

The accompanying consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended September 30, 2012 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

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

Note 3:  Securities

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
September 30, 2012:
U.S. Treasury securities	$52,056	$1,314	$—	$53,370
Obligations of U.S. government corporations and agencies	364,484	7,450	—	371,934
Obligations of states and political subdivisions	258,443	7,087	(76)	265,454
Residential mortgage-backed securities	251,180	10,027	—	261,207
Corporate debt securities	7,655	133	(1)	7,787
	933,818	26,011	(77)	959,752
Mutual funds and other equity securities	3,079	1,356	—	4,435

	$936,897	$27,367	$(77)	$964,187

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2011:
U.S. Treasury securities	$45,550	$485	$—	$46,035
Obligations of U.S. government corporations and agencies	339,983	9,083	(35)	349,031
Obligations of states and political subdivisions	149,368	5,193	(124)	154,437
Residential mortgage-backed securities	271,787	6,374	(46)	278,115
Corporate debt securities	2,532	73	(22)	2,583
	809,220	21,208	(227)	830,201
Mutual funds and other equity securities	219	1,329	—	1,548

	$809,439	$22,537	$(227)	$831,749

The amortized cost and fair value of debt securities available for sale as of September 30, 2012, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$127,700	$129,004
Due after one year through five years	483,166	493,485
Due after five years through ten years	238,636	247,945
Due after ten years	84,316	89,318
	$933,818	$959,752

Realized gains and losses related to sales of securities are summarized as follows:

	Three Months Ended September 30,
	2012	2011
	(dollars in thousands)
Gross security gains	$511	$—
Gross security (losses)	—	—
Net security (losses) gains	$511	$—

	Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Gross security gains	$576	$—
Gross security (losses)	(1)	(2)
Net security (losses) gains	$575	$(2)

The tax provision for these net realized gains and losses was $0.2 million for the three and nine months ended September 30, 2012 and insignificant for the three and nine months ended September 30, 2011.

Investment securities with carrying amounts of $483.6 million and $359.9 million on September 30, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
September 30, 2012:
U.S. Treasury securities(1)	$51	$—	$—	$—	$51	$—
Obligations of states and political subdivisions	15,117	76	—	—	15,117	76
Corporate debt securities	2,866	1	—	—	2,866	1
Total temporarily impaired securities	$18,034	$77	$—	$—	$18,034	$77

(1)Unrealized loss was less than one thousand dollars.

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2011:
Obligations of U.S. government corporations and agencies	$15,615	$35	$—	$—	$15,615	$35
Obligations of states and political subdivisions	21,037	124	—	—	21,037	124
Residential mortgage-backed securities	16,428	46	—	—	16,428	46
Corporate debt securities	455	22			455	22
Total temporarily impaired securities	$53,535	$227	$—	$—	$53,535	$227

The total number of securities in the investment portfolio in an unrealized loss position as of September 30, 2012 was 40, and represented a loss of 0.43% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012.

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

Note 4:  Loans

Geographic distributions of loans were as follows:

	September 30, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$365,737	$13,639	$20,368	$399,744
Commercial real estate	770,882	137,822	56,660	965,364
Real estate construction	69,383	14,713	24,246	108,342
Retail real estate	425,641	112,407	10,843	548,891
Retail other	12,477	383	118	12,978
Total	$1,644,120	$278,964	$112,235	$2,035,319

Less held for sale(1)				24,415
				$2,010,904

Less allowance for loan losses				49,213
Net loans				$1,961,691

(1)Loans held for sale are included in retail real estate.

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506
Net loans				$1,977,589

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.7 million as of both September 30, 2012 and December 31, 2011.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of its lending offices.  The Company attempts to utilize government assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, where prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $1.8 billion at September 30, 2012 and grew by $67.0 million from $1.7 billion at December 31, 2011, or approximately 5% growth in aggregate on an annualized basis.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $255.9 million at September 30, 2012 and declined by $87.6 million from $343.5 million at December 31, 2011, or approximately 34% in aggregate on an annualized basis.  The positive change in mix of loan grades indicates a declining level of overall risk in the total loan portfolio.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non-posted and clearings):

	September 30, 2012
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.06	$288,724	$61,778	$16,409	$16,583	$2,611
Commercial real estate	5.53	627,946	98,992	59,048	34,425	7,131
Real estate construction	7.09	50,156	8,531	14,983	14,634	5,325
Retail real estate	3.65	384,541	9,214	8,074	7,096	2,251
Retail other	2.99	12,384	211	—	—	—
Total Illinois/Indiana		$1,363,751	$178,726	$98,514	$72,738	$17,318

Florida
Commercial	4.88	$8,904	$3,601	$727	$218	$189
Commercial real estate	6.38	79,849	20,143	15,131	18,245	4,454
Real estate construction	7.07	2,770	7,788	3,203	952	—
Retail real estate	4.05	85,201	2,574	17,636	3,390	3,168
Retail other	2.37	383	—	—	—	—
Total Florida		$177,107	$34,106	$36,697	$22,805	$7,811
Total		$1,540,858	$212,832	$135,211	$95,543	$25,129

	December 31, 2011
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.12	$298,332	$43,566	$28,172	$17,884	$9,071
Commercial real estate	5.75	617,247	95,553	69,185	54,670	8,201
Real estate construction	7.65	22,002	7,998	34,374	18,841	5,464
Retail real estate	3.67	378,355	8,581	3,561	4,041	4,768
Retail other	3.17	16,506	676	—	428	71
Total Illinois/Indiana		$1,332,442	$156,374	$135,292	$95,864	$27,575
Florida
Commercial	6.32	$5,471	$4,329	$191	$271	$568
Commercial real estate	6.44	73,021	21,296	18,677	17,124	5,242
Real estate construction	7.97	1,417	341	12,352	840	1,236
Retail real estate	4.14	89,195	2,227	20,071	4,470	3,719
Retail other	2.41	580	—	1	—	—
Total Florida		$169,684	$28,193	$51,292	$22,705	$10,765
Total		$1,502,126	$184,567	$186,584	$118,569	$38,340

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	September 30, 2012
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$531	$491	$59	$2,611
Commercial real estate	1,829	1,400	—	7,131
Real estate construction	—	490	—	5,325
Retail real estate	2,036	852	—	2,251
Retail other	27	16	—	—
Total Illinois/Indiana	$4,423	$3,249	$59	$17,318

Florida
Commercial	$—	$—	$—	$189
Commercial real estate	—	—	—	4,454
Real estate construction	—	—	—	—
Retail real estate	153	52	—	3,168
Retail other	18	—	—	—
Total Florida	$171	$52	$—	$7,811
Total	$4,594	$3,301	$59	$25,129

	December 31, 2011
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$131	$44	$48	$9,071
Commercial real estate	1,384	—	73	8,201
Real estate construction	—	—	—	5,464
Retail real estate	2,051	242	52	4,768
Retail other	23	2	—	71
Total Illinois/Indiana	$3,589	$288	$173	$27,575

Florida
Commercial	$—	$—	$—	$568
Commercial real estate	606	—	—	5,242
Real estate construction	—	—	—	1,236
Retail real estate	179	—	—	3,719
Retail other	—	50	—	—
Total Florida	$785	$50	$—	$10,765
Total	$4,374	$338	$173	$38,340

A loan is impaired when, based on current information and events, it is probable the Company will be unable to collect scheduled principal and interest payments when due according to the terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The following loans are assessed for impairment by the Company: loans 60 days or more past due and over $0.25 million, loans graded 8 over $0.5 million and loans graded 9 or below.

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

The gross interest income that would have been recorded in the three and nine months ended September 30, 2012 if impaired loans had been current in accordance with their original terms was $0.8 million and $2.9 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and nine months ended September 30, 2012.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$19,534	$32,380
30 – 89 days past due	1,264	1,257
Included in non-performing loans	9,382	12,601
Total	$30,180	$46,238

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

Performing loans classified as TDRs, segregated by class, are shown below:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)		(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	4	$1,455
Commercial real estate	1	2,069	1	2,069
Real estate construction	—	—	4	3,170
Retail real estate	1	53	11	1,875
Retail other	—	—	—	—
Total Illinois/Indiana	2	$2,122	20	$8,569

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	—	—	2	704
Retail other	—	—	—	—
Total Florida	—	$—	2	$704
Total	2	$2,122	22	$9,273

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)		(dollars in thousands)
Illinois/Indiana
Commercial	1	$298	1	$298
Commercial real estate	4	1,647	5	7,084
Real estate construction	—	—	—	—
Retail real estate	1	103	1	104
Retail other	—	—	—	—
Total Illinois/Indiana	6	$2,048	7	$7,486

Florida
Commercial	—	$—	—	$—
Commercial real estate	2	1,886	2	1,886
Real estate construction	—	—	—	—
Retail real estate	1	110	4	610
Retail other	—	—	—	—
Total Florida	3	$1,996	6	$2,496
Total	9	$4,044	13	$9,982

The commercial real estate TDR for the three months ended September 30, 2012 consisted of a short-term interest rate relief modification.  The retail real estate TDR for the three months ended September 30, 2012 consisted of a short-term principal payment relief modification. The commercial TDRs for the nine months ended September 30, 2012 consisted of four modifications for short-term principal payment relief.  The commercial real estate TDR for the nine months ended September 30, 2012 consisted of a modification for short-term interest rate relief.  The real estate construction TDRs for the nine months ended September 30, 2012 consisted of three modifications for short-term principal payment relief totaling $0.3 million and one modification of a forbearance agreement totaling $2.9 million.  The retail real estate TDRs for the nine months ended September 30, 2012 consisted of four modifications for short-term interest rate relief totaling $1.0 million and nine modifications for short-term principal payment relief totaling $1.6 million.

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

The gross interest income that would have been recorded in the three and nine months ended September 30, 2012 and 2011 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual), segregated by class, are shown below:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)		(dollars in thousands)
Illinois/Indiana
Commercial	5	$519	5	$519
Commercial real estate	—	—	—	—
Real estate construction	—	—	1	1,475
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	5	$519	6	$1,994

Florida
Commercial	—	$—	—	$—
Commercial real estate	3	1,451	3	1,451
Real estate construction	—	—	—	—
Retail real estate	2	189	5	1,085
Retail other	—	—	—	—
Total Florida	5	$1,640	8	$2,536
Total	10	$2,159	14	$4,530

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)		(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	1	75	2	3,011
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	1	$75	2	$3,011

Florida
Commercial	—	$—	—	$—
Commercial real estate	1	2,500	1	2,500
Real estate construction	—	—	1	270
Retail real estate	2	474	4	2,111
Retail other	—	—	—	—
Total Florida	3	$2,974	6	$4,881
Total	4	$3,049	8	$7,892

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	September 30, 2012
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$12,675	$7,690	$30	$7,720	$25	$10,270
Commercial real estate	13,743	10,419	—	10,419	—	16,745
Real estate construction	9,281	8,494	—	8,494	—	8,194
Retail real estate	6,156	4,951	—	4,951	—	5,429
Retail other	—	—	—	—	—	29
Total Illinois/Indiana	$41,855	$31,554	$30	$31,584	$25	$40,667

Florida
Commercial	$550	$190	$—	$190	$—	$454
Commercial real estate	9,141	5,198	1,142	6,340	304	6,895
Real estate construction	2,614	2,614	—	2,614	—	4,510
Retail real estate	17,480	14,478	33	14,511	33	16,210
Retail other	—	—	—	—	—	—
Total Florida	$29,785	$22,480	$1,175	$23,655	$337	$28,069
Total	$71,640	$54,034	$1,205	$55,239	$362	$68,736

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$18,524	$11,090	$2,889	$13,979	$697	$11,495
Commercial real estate	22,408	15,270	4,134	19,404	1,421	20,059
Real estate construction	7,746	7,079	—	7,079	—	6,552
Retail real estate	7,669	5,657	—	5,657	—	6,820
Retail other	71	71	—	71	—	37
Total Illinois/Indiana	$56,418	$39,167	$7,023	$46,190	$2,118	$44,963

Florida
Commercial	$1,088	$568	$—	$568	$—	$2,046
Commercial real estate	9,011	5,699	826	6,525	826	12,572
Real estate construction	7,994	5,238	—	5,238	—	6,758
Retail real estate	20,928	17,762	—	17,762	—	21,928
Retail other	—	—	—	—	—	4
Total Florida	$39,021	$29,267	$826	$30,093	$826	$43,308
Total	$95,439	$68,434	$7,849	$76,283	$2,944	$88,271

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance is adequate to cover the estimated losses in the Company’s loan portfolio at September 30, 2012 and December 31, 2011.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% and 3.25% as of September 30, 2012 and December 31, 2011, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  The minimum additional reserve on grade 9 loans was decreased to 3.00% from 3.25% at March 31, 2012.  As of September 30, 2012, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% and 1.25% as of September 30, 2012 and December 31, 2011, respectively, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  The Company decreased the minimum additional amount for grade 8 loans to 1.00% from 1.25% at March 31, 2012.  As of September 30, 2012, the Company believed this minimum additional amount remained adequate.

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

The general quantitative allocation based upon historical charge off rates is adjusted for qualitative factors based on current general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things:  (i) Management & Staff; (ii) Loan Underwriting, Policy and Procedures; (iii) Internal/External Audit & Loan Review; (iv) Valuation of Underlying Collateral; (v) Macro and Local Economic Factor; (vi) Impact of Competition, Legal & Regulatory Issues; (vii) Nature and Volume of Loan Portfolio; (viii) Concentrations of Credit; (ix) Net Charge-Off Trend; and (x) Non-Accrual, Past Due and Classified Trend.  Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis.  Based on each component’s risk factor, a qualitative adjustment to the reserve may be applied to the appropriate loan categories.

During the third quarter of 2012, the Company did not adjust any qualitative factors.  The Company bases its assessment on several sources and will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,131	$15,373	$4,304	$7,320	$328	$33,456
Provision for loan loss	1,209	1,403	324	(358)	59	2,637
Charged-off	(1,194)	(1,716)	(538)	(463)	(128)	(4,039)
Recoveries	15	6	—	130	43	194
Ending Balance	$6,161	$15,066	$4,090	$6,629	$302	$32,248

Florida
Beginning balance	$1,871	$7,426	$2,348	$5,756	$9	$17,410
Provision for loan loss	(125)	35	(64)	1,021	(4)	863
Charged-off	(6)	(229)	(176)	(1,162)	—	(1,573)
Recoveries	110	3	109	40	3	265
Ending Balance	$1,850	$7,235	$2,217	$5,655	$8	$16,965

	For the Nine Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037
Provision for loan loss	(281)	8,485	856	2,130	67	11,257
Charged-off	(2,880)	(12,332)	(1,280)	(2,517)	(405)	(19,414)
Recoveries	179	308	162	543	176	1,368
Ending Balance	$6,161	$15,066	$4,090	$6,629	$302	$32,248

Florida
Beginning balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469
Provision for loan loss	(522)	428	(644)	2,506	(25)	1,743
Charged-off	(90)	(1,649)	(336)	(3,247)	(1)	(5,323)
Recoveries	523	43	261	236	13	1,076
Ending Balance	$1,850	$7,235	$2,217	$5,655	$8	$16,965

	For the Three Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,231	$17,668	$5,668	$5,307	$2,859	$40,733
Provision for loan loss	(316)	3,830	631	2,393	(2,072)	4,466
Charged-off	(868)	(2,785)	(1,328)	(928)	(203)	(6,112)
Recoveries	22	36	—	244	104	406
Ending Balance	$8,069	$18,749	$4,971	$7,016	$688	$39,493

Florida
Beginning balance	$2,563	$12,466	$4,348	$9,181	$38	$28,596
Provision for loan loss	515	1,872	(702)	(1,135)	(16)	534
Charged-off	(892)	(2,237)	(461)	(2,355)	—	(5,945)
Recoveries	5	247	6	975	4	1,237
Ending Balance	$2,191	$12,348	$3,191	$6,666	$26	$24,422

	For the Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$11,827	$19,504	$7,186	$5,199	$2,473	$46,189
Provision for loan loss	191	5,974	(1,182)	3,881	(2,628)	6,236
Charged-off	(5,449)	(6,791)	(1,532)	(2,611)	(475)	(16,858)
Recoveries	1,500	62	499	547	1,318	3,926
Ending Balance	$8,069	$18,749	$4,971	$7,016	$688	$39,493

Florida
Beginning balance	$2,013	$13,291	$4,717	$9,748	$80	$29,849
Provision for loan loss	4,101	2,286	451	1,971	(45)	8,764
Charged-off	(3,931)	(3,654)	(2,573)	(6,701)	(27)	(16,886)
Recoveries	8	425	596	1,648	18	2,695
Ending Balance	$2,191	$12,348	$3,191	$6,666	$26	$24,422

The following table presents the allowance for loan losses and recorded investments in loans by category:

	As of September 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$25	$—	$—	$—	$—	$25
Loans collectively evaluated for impairment	6,136	15,066	4,090	6,629	302	32,223
Ending Balance	$6,161	$15,066	$4,090	$6,629	$302	$32,248

Loans:
Loans individually evaluated for impairment	$7,720	$10,419	$8,494	$4,951	$—	$31,584
Loans collectively evaluated for impairment	378,385	817,123	85,135	408,131	12,595	1,701,369
Ending Balance	$386,105	$827,542	$93,629	$413,082	$12,595	$1,732,953

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$304	$—	$33	$—	$337
Loans collectively evaluated for impairment	1,850	6,931	2,217	5,622	8	16,628
Ending Balance	$1,850	$7,235	$2,217	$5,655	$8	$16,965

Loans:
Loans individually evaluated for impairment	$190	$6,340	$2,614	$14,511	$—	$23,655
Loans collectively evaluated for impairment	13,449	131,482	12,099	96,883	383	254,296
Ending Balance	$13,639	$137,822	$14,713	$111,394	$383	$277,951

	As of December 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$697	$1,421	$—	$—	$—	$2,118
Loans collectively evaluated for impairment	8,446	17,184	4,352	6,473	464	36,919
Ending Balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037

Loans:
Loans individually evaluated for impairment	$13,979	$19,404	$7,079	$5,657	$71	$46,190
Loans collectively evaluated for impairment	383,046	825,452	81,600	400,244	17,610	1,707,952
Ending Balance	$397,025	$844,856	$88,679	$405,901	$17,681	$1,754,142

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$826	$—	$—	$—	$826
Loans collectively evaluated for impairment	1,939	7,587	2,936	6,160	21	18,643
Ending Balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469

Loans:
Loans individually evaluated for impairment	$568	$6,525	$5,238	$17,762	$—	$30,093
Loans collectively evaluated for impairment	10,262	128,835	10,948	101,234	581	251,860
Ending Balance	$10,830	$135,360	$16,186	$118,996	$581	$281,953

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

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Balance	$131,753	$127,867
Weighted average interest rate at end of period	0.18%	0.21%
Maximum outstanding at any month end	$144,709	$142,557
Average daily balance	$127,905	$127,095
Weighted average interest rate during period (1)	0.23%	0.29%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net income available to common stockholders Shares:	$4,000	$6,521	$14,715	$20,019
Weighted average common shares outstanding	86,654	86,597	86,634	84,867

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	8	11	9	13

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	86,662	86,608	86,643	84,880

Basic earnings per common share	$0.05	$0.08	$0.17	$0.24

Diluted earnings per common share	$0.05	$0.08	$0.17	$0.24

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, warrant or grant price of a restricted stock unit, that option/warrant/restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At September 30, 2012, 804,968 outstanding options, 573,833 warrants, and 752,209 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At September 30, 2011, 1,101,672 outstanding options, 573,833 warrants, and 254,090 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of September 30, 2012, the Company held 1,622,707 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

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

A summary of the status of and changes in the Company’s stock option plans for the nine months ended September 30, 2012 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term
Outstanding at beginning of year	1,017,922	$16.23
Granted	—	—
Exercised	—	—
Forfeited	160,454	12.07
Outstanding at end of period	857,468	$17.01	2.79
Exercisable at end of period	857,468	$17.01	2.79

The Company did not recognize any compensation expense related to stock options for the three and nine months ended September 30, 2012.  The Company recognized an insignificant amount of compensation expense related to stock options for the three and nine months ended September 30, 2011.

A summary of the changes in the Company’s stock unit awards for the nine months ended September 30, 2012, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value

Non-vested at beginning of year	455,352	22,771	478,123	$5.00
Granted	266,258	31,897	298,155	4.82
Dividend Equivalents Earned	14,211	823	15,034	4.92
Vested	(9,925)	(23,328)	(33,253)	4.92
Forfeited	(5,850)	—	(5,850)	5.28
Non-vested at end of period	720,046	32,163	752,209	$4.93
Outstanding at end of period	720,046	55,491	775,537	$4.94

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter will compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected to be issued from treasury.

On July 24, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 209,749 restricted stock units (“RSUs”) to certain members of management and the chairman of the board.  As the stock price on the grant date of July 24, 2012 was $4.72, total compensation cost to be recognized is $990,000. This cost will be recognized over the requisite service period of five years following which the awards will vest 100%.

On June 19, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 26,600 deferred stock units (“DSUs”) to directors.  As the stock price on the grant date of June 19, 2012 was $4.78, total compensation cost to be recognized is $127,148.  This cost will be recognized over the requisite service period of one year from the date of grant or the next Annual Shareholder’s meeting; whichever is earlier.  Subsequent to the requisite service period, the awards will vest 100%. These deferred stock units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the Board or a change in control of the Company.  Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.

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

The Company recognized $0.3 million and $0.2 million of compensation expense related to non-vested stock units for the three months ended September 30, 2012 and 2011, respectively.  The Company recognized $0.7 million and $0.3 million of compensation expense related to non-vested stock units for the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, there was $2.3 million of total unrecognized compensation cost related to these non-vested stock units.

Note 8:  Income Taxes

At September 30, 2012, the Company was under examination by the Illinois Department of Revenue for the Company’s 2009 and 2010 income tax filings.

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

The Company and its subsidiary’s exposure to credit loss are represented by the contractual amount of those commitments. The Company and its subsidiary use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$551,098	$501,249
Standby letters of credit	15,240	13,549

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of September 30, 2012 and December 31, 2011, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of September 30, 2012, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,467,651	$3,331,869
FirsTech	8,992	8,992	26,091	25,542
Busey Wealth Management	11,694	11,694	26,143	25,867
All Other	—	—	9,779	18,844
Total	$20,686	$20,686	$3,529,664	$3,402,122

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Interest income:
Busey Bank	$28,935	$32,711	$88,093	$101,361
FirsTech	15	19	48	48
Busey Wealth Management	62	69	192	190
All Other	(1)	12	(1)	(9)
Total interest income	$29,011	$32,811	$88,332	$101,590

Interest expense:
Busey Bank	$3,138	$4,783	$10,828	$16,080
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	328	301	987	1,595
Total interest expense	$3,466	$5,084	$11,815	$17,675

Other income:
Busey Bank	$9,850	$9,270	$29,592	$27,709
FirsTech	2,094	2,356	6,418	7,189
Busey Wealth Management	4,061	3,676	12,332	11,198
All Other	(416)	(584)	897	(2,093)
Total other income	$15,589	$14,718	$49,239	$44,003

Net income:
Busey Bank	$4,642	$7,068	$14,859	$22,984
FirsTech	237	381	746	1,253
Busey Wealth Management	780	749	2,647	2,417
All Other	(750)	(628)	(812)	(2,527)
Total net income	$4,909	$7,570	$17,440	$24,127

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

There were no transfers between levels during the quarter ended September 30, 2012.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2012
Securities available for sale:
U.S. Treasury securities	$—	$53,370	$—	$53,370
Obligations of U.S. government corporations and agencies	—	371,934	—	371,934
Obligations of states and political subdivisions	—	265,454	—	265,454
Residential mortgage-backed securities	—	261,207	—	261,207
Corporate debt securities	7,787	—	—	7,787
Mutual funds and other equity securities	4,435	—	—	4,435
	$12,222	$951,965	$—	$964,187

December 31, 2011
Securities available for sale:
U.S. Treasury securities	$—	$46,035	$—	$46,035
Obligations of U.S. government corporations and agencies	—	349,031	—	349,031
Obligations of states and political subdivisions	—	154,437	—	154,437
Residential mortgage-backed securities	—	278,115	—	278,115
Corporate debt securities	2,583	—	—	2,583
Mutual funds and other equity securities	1,548	—	—	1,548
	$4,131	$827,618	$—	$831,749

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
September 30, 2012
Impaired loans	$—	$—	$843	$843
Foreclosed assets	—	—	494	494

December 31, 2011
Impaired loans	$—	$—	$4,905	$4,905
Foreclosed assets	—	—	794	794

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
September 30, 2012	Estimate	Techniques	Input	Range
	(dollars in thousands)
Impaired loans	$843	Appraisal of collateral	Appraisal adjustments Liquidation expenses	-7.95% to -100.0% 0% to -10.0%
Foreclosed assets	494	Appraisal of collateral	Appraisal adjustments	-44.8%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$328,308	$328,308	$315,053	$315,053
Loans held for sale	24,415	25,051	15,249	15,569
Accrued interest receivable	13,147	13,147	11,121	11,121
Level 3 inputs:
Loans, net	1,961,691	1,988,986	1,977,589	2,008,603

Financial liabilities:
Level 2 inputs:
Deposits	$2,892,524	$2,900,529	$2,763,454	$2,773,599
Securities sold under agreements to repurchase	131,753	131,753	127,867	127,867
Long-term debt	7,417	7,625	19,417	20,138
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	1,288	1,288	1,881	1,881

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at September 30, 2012 (unaudited), as compared with June 30, 2012 (unaudited) and December 31, 2011, and the results of operations for the three and nine months ended September 30, 2012 and 2011 (unaudited) and the three months ended June 30, 2012 (unaudited) when applicable.  Management’s discussion and analysis should be read in conjunction with First Busey’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

Operating Results

First Busey Corporation’s net income for the third quarter of 2012 was $4.9 million and net income available to common shareholders was $4.0 million, or $0.05 per fully-diluted common share. These results were consistent with the second quarter of 2012 in all three measures with some modest improvements.  In comparison, the Company reported net income of $7.6 million and net income available to common shareholders of $6.5 million, or $0.08 per fully-diluted common share, for the third quarter of 2011.  The Company’s 2012 year-to-date net income through September 30 was $17.4 million and net income available to common shareholders was $14.7 million, or $0.17 per fully diluted share. For the comparable period of 2011, net income was $24.1 million and net income available to common shareholders was $20.0 million, or $0.24 per fully diluted share. Earnings from the prior quarter were stable while changes from the prior year reflect changes we are making in our organization as we position ourselves for future balance sheet strength, consistent profitability and sustainable growth.

Our previously announced loan growth initiative drove increases in gross loan balances for the second consecutive quarter, ending the third quarter at $2.04 billion, which was $13.4 million higher than the prior quarter-end. Commercial loan portfolios grew $25.3 million in the aggregate, with $22.0 million attributable to commercial real estate and construction loans, and $3.3 million attributable to commercial & industrial loans. Growth occurred in targeted portfolios with positive changes in mix, as loans with the strongest risk grades increased, while loans with weaker grades declined during the quarter. Partially offsetting growth in commercial product lines were residential real estate loans held for sale, which declined by $10.6 million.

Our non-interest-bearing deposits of $510.1 million at September 30, 2012 grew from $503.1 million at December 31, 2011 and $467.8 million at September 30, 2011. Furthermore, our core deposits of $2.7 billion at September 30, 2012 increased from $2.5 billion for both December 31, 2011 and September 30, 2011. Non-interest-bearing deposit growth has a beneficial influence on funding costs, while increasing core deposits provide a stable platform for continued asset growth.

Net interest income slightly increased to $25.5 million in the third quarter of 2012 compared to $25.3 million for the second quarter of 2012, but decreased from $27.7 million for the third quarter of 2011. Positive inflection from the prior quarter in average loan volumes of $29.9 million and decreasing funding costs created a small improvement in both net interest income and the net interest margin.  Net interest income for the first nine months of 2012 was $76.5 million compared to $83.9 million for the same period of 2011. Net interest income declines from prior year were driven by decreases in average loan volumes, which have prompted initiatives to foster quality asset growth. Additional liquidity generated by our growing deposit base has primarily been deployed into our investment portfolio over the past year.

Net interest margin modestly increased to 3.25% for the third quarter of 2012 as compared to 3.21% for the second quarter of 2012, but decreased from 3.57% for the third quarter of 2011. The net interest margin for the first nine months of 2012 decreased to 3.26% compared to 3.55% for the same period of 2011. The Company continued to experience downward pressure on its yield on interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets, which has been experienced throughout the banking industry.

Other operational highlights for the quarter include the completion of our core processing system conversion in mid-September which provides for greater customization and technological agility going forward. Costs of the system upgrade were partially mitigated through securities sales to uphold a steady operating earnings stream to shareholders during the conversion launch and transition.

While our expenses increased as we continued to shape our infrastructure to support our growth strategy, we were able to maintain stable revenue generation through diversified sources during the quarter. Total revenue, net of interest expense and security gains, for the third quarter of 2012 was $40.6 million, compared to $41.0 million for the second quarter of 2012 and $42.4 million for the third quarter of 2011.

Total revenue (net of interest expense and security gains) for the first nine months of 2012 was $125.2 million as compared to $127.9 million for the same period of 2011. Non-interest income revenue sources helped offset declines in net interest income arising from slow asset growth and continued margin pressure. Revenues from trust, brokerage and commissions, and remittance processing activities, which are primarily generated through Busey Wealth Management and FirsTech, represented 43% of non-interest income, providing a balance to traditional banking activities in a slow growth economy.

The Company recently announced the founding of Trevett Capital Partners (“Trevett”), a private wealth management boutique created to serve high net worth clientele in southwest Florida, operating as a division of Busey Bank.  The Trevett name has roots in the legacy organizations upon which First Busey Corporation was founded, dating back to the Trevett-Mattis Banking Company in 1861. Trevett will build upon our established presence in Florida and the broad capabilities of our existing Wealth Management operation to provide concierge service and tailored solutions for the accumulation and preservation of capital and generational legacies. A highly tenured team of sophisticated wealth management professionals with an in-depth knowledge of the Florida market will lead the delivery of comprehensive investment, estate planning, trust and private banking solutions.

Busey Wealth Management’s net income of $0.8 million for the third quarter of 2012 fell slightly from $1.0 million for the second quarter of 2012, but was comparable to the $0.7 million earned in the third quarter of 2011. Busey Wealth Management’s net income for the first nine months of 2012 was $2.6 million as compared to $2.4 million for the first nine months of 2011. FirsTech’s net income of $0.2 million for the third quarter of 2012 remained consistent with the amount earned in the second quarter of 2012, but slightly decreased from $0.4 million for the third quarter of 2011. FirsTech’s net income for the first nine months of 2012 was $0.7 million as compared to $1.3 million for the same period of 2011 due to decreased volume of online bill payments.

Asset Quality

While much internal focus has been directed toward organic growth, our commitment to credit quality remains strong, as evidenced by another quarter of positive trends across a range of credit indicators. We expect continued gradual improvement in our overall asset quality during the remainder of 2012; however, this remains dependent upon market-specific economic conditions.  The key metrics are as follows:

•                  Non-performing loans decreased to $25.2 million at September 30, 2012 from $33.8 million at June 30, 2012 and $38.5 million at December 31, 2011.

•                  Illinois/Indiana non-performing loans decreased to $17.4 million at September 30, 2012 from $25.3 million at June 30, 2012 and $27.7 million at December 31, 2011.

•                  Florida non-performing loans decreased to $7.8 million at September 30, 2012 from $8.5 million at June 30, 2012 and $10.8 million at December 31, 2011.

•                  Loans 30-89 days past due increased to $7.9 million at September 30, 2012 from $4.2 million at June 30, 2012 and $4.7 million at December 31, 2011. The increase primarily related to a few large commercial credits that are actively being pursued for collection. Loans 30-89 days past due as a percentage of gross loan balances at September 30, 2012 were 0.39%, which compares favorably to peer averages per publically available Federal Reserve System Bank Holding Company Performance Reports.

•                  Other non-performing assets, primarily consisting of other real estate owned, increased to $8.5 million at September 30, 2012 from $7.8 million at June 30, 2012, but remained consistent with the amount recorded at December 31, 2011. The increase in other real estate owned and the decline in non-performing loans in the third quarter of 2012 were interrelated due to the foreclosure of a large commercial property. This property was previously classified as a non-performing loan in the second quarter of 2012.

•                  The ratio of non-performing assets to total loans plus other non-performing assets at September 30, 2012 decreased to 1.65% from 2.05% at June 30, 2012 and 2.28% at December 31, 2011.

•                  The allowance for loan losses to non-performing loans ratio increased to 195.38% at September 30, 2012 from 150.42% at June 30, 2012 and 151.91% at December 31, 2011.

•                  The allowance for loan losses to total loans ratio decreased to 2.42% at September 30, 2012 compared to 2.52% at June 30, 2012 and 2.85% at December 31, 2011.

•                  Net charge-offs of $5.2 million recorded in the third quarter of 2012 were lower than the $7.5 million recorded in the second quarter of 2012 and the $10.4 million recorded in the third quarter of 2011.

•                  Provision expense decreased to $3.5 million in the third quarter of 2012 from $4.5 million recorded in the second quarter of 2012 and $5.0 million recorded in the third quarter of 2011.

Economic Conditions of Markets

The Illinois markets we operate in possess strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced economic distress in recent years, they did not experience it to the level of many other areas, including our southwest Florida market.  While future economic conditions remain uncertain, our markets have not experienced further significant downside impact over the past few years and, as a whole, have begun to show signs of improvement.

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

For the past several months, the agriculture sector in the United States has been dealing with the nation’s worst drought in decades.  Loans to finance agricultural production and other loans to farmers do not represent a significant portion of our total loan portfolio, with balances of $27.2 million or approximately 1% of total loans as of September 30, 2012.  Additionally, loans secured by farmland totaled $43.4 million or approximately 2% of total loans for the same period.  Currently, the economic impact of the drought appears to be less than originally anticipated in our markets.  Commodity prices along with crop insurance have helped soften the effect of poor corn yields.  The drought’s negative impact on soybean yields has been less than anticipated and less than that of corn.  Commodity prices and crop insurance are also minimizing the effect of decreased soybean yields.  The financial condition of these clients and the agriculture base in our communities will continue to be monitored by management for negative effects in upcoming periods.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

							Change in income/
	2012			2011			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$203,650	$132	0.26%	$244,712	$165	0.27%	$(27)	$(6)	$(33)
Investment securities
U.S. Government obligations	470,912	1,943	1.64%	398,857	2,338	2.33%	372	(767)	(395)
Obligations of states and political subdivisions(1)	246,494	1,804	2.91%	118,409	1,103	3.70%	976	(275)	701
Other securities	268,527	1,254	1.86%	248,217	1,348	2.15%	103	(197)	(94)
Loans(1) (2)	2,014,586	24,488	4.84%	2,128,079	28,334	5.28%	(1,488)	(2,358)	(3,846)
Total interest-earning assets	$3,204,169	$29,621	3.68%	$3,138,274	$33,288	4.21%	$(64)	$(3,603)	$(3,667)

Cash and due from banks	78,974			77,071
Premises and equipment	71,172			70,870
Allowance for loan losses	(50,199)			(69,360)
Other assets	184,313			204,023

Total Assets	$3,488,429			$3,420,878

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$41,083	$16	0.15%	$41,424	$22	0.21%	$—	$(6)	$(6)
Savings deposits	195,542	46	0.09%	187,602	78	0.16%	3	(35)	(32)
Money market deposits	1,390,501	717	0.21%	1,228,590	964	0.31%	114	(361)	(247)
Time deposits	731,571	2,181	1.19%	845,975	3,393	1.59%	(420)	(792)	(1,212)
Short-term borrowings:
Repurchase agreements	116,141	63	0.22%	127,413	87	0.27%	(7)	(17)	(24)
Other	—	8	—%	—	9	—%	—	(1)	(1)
Long-term debt	8,330	106	5.06%	19,834	230	4.60%	(145)	21	(124)
Junior subordinated debt owed to unconsolidated trusts	55,000	329	2.38%	55,000	301	2.17%	—	28	28
Total interest-bearing liabilities	$2,538,168	$3,466	0.54%	$2,505,838	$5,084	0.80%	$(455)	$(1,163)	$(1,618)

Net interest spread			3.14%			3.41%

Noninterest-bearing deposits	508,030			465,664
Other liabilities	26,734			27,200
Stockholders’ equity	415,497			422,176

Total Liabilities and Stockholders’ Equity	$3,488,429			$3,420,878

Interest income / earning assets(1)	$3,204,169	$29,621	3.68%	$3,138,274	$33,288	4.21%
Interest expense / earning assets	$3,204,169	$3,466	0.43%	$3,138,274	$5,084	0.64%

Net interest margin (1)		$26,155	3.25%		$28,204	3.57%	$391	$(2,440)	$(2,049)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2012 and 2011.

(2)          Non-accrual loans have been included in average loans.

(3)          Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

							Change in income/
	2012			2011			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$265,126	$503	0.25%	$303,629	$579	0.25%	$(73)	$(3)	$(76)
Investment securities
U.S. Government obligations	451,808	6,053	1.79%	384,020	6,955	2.42%	1,102	(2,004)	(902)
Obligations of states and political subdivisions(1)	206,667	4,848	3.13%	97,101	3,229	4.45%	2,796	(1,177)	1,619
Other securities	275,950	3,915	1.90%	221,779	4,033	2.43%	874	(992)	(118)
Loans(1) (2)	2,009,358	74,728	4.97%	2,207,011	88,192	5.34%	(7,549)	(5,915)	(13,464)
Total interest-earning assets	$3,208,909	$90,047	3.75%	$3,213,540	$102,988	4.29%	$(2,850)	$(10,091)	$(12,941)

Cash and due from banks	77,787			76,576
Premises and equipment	70,227			71,982
Allowance for loan losses	(53,307)			(73,654)
Other assets	188,247			211,677

Total Assets	$3,491,863			$3,500,121

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$41,440	$54	0.17%	$40,712	$69	0.23%	$1	$(16)	$(15)
Savings deposits	196,422	194	0.13%	189,516	240	0.17%	9	(55)	(46)
Money market deposits	1,352,144	2,417	0.24%	1,231,888	2,963	0.32%	270	(816)	(546)
Time deposits	752,886	7,361	1.31%	896,749	11,264	1.68%	(1,636)	(2,267)	(3,903)
Short-term borrowings:
Repurchase agreements	127,905	217	0.23%	130,062	298	0.31%	(5)	(76)	(81)
Other	—	26	—%	—	29	—%	—	(3)	(3)
Long-term debt	15,585	552	4.73%	32,122	1,212	5.04%	(589)	(71)	(660)
Junior subordinated debt owed to unconsolidated trusts	55,000	994	2.41%	55,000	1,600	3.89%	—	(606)	(606)
Total interest-bearing liabilities	$2,541,382	$11,815	0.62%	$2,576,049	$17,675	0.92%	$(1,950)	$(3,910)	$(5,860)

Net interest spread			3.13%			3.37%

Noninterest-bearing deposits	510,718			470,965
Other liabilities	26,732			30,180
Stockholders’ equity	413,031			422,927

Total Liabilities and Stockholders’ Equity	$3,491,863			$3,500,121

Interest income / earning assets(1)	$3,208,909	$90,047	3.75%	$3,213,540	$102,988	4.29%
Interest expense / earning assets	$3,208,909	$11,815	0.49%	$3,213,540	$17,675	0.74%

Net interest margin (1)		$78,232	3.26%		$85,313	3.55%	$(900)	$(6,181)	$(7,081)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2012 and 2011.

(2)          Non-accrual loans have been included in average loans.

(3)          Annualized.

Average earning assets increased for the three month period ended September 30, 2012 as compared to the same period of 2011, but decreased for the nine month period ended September 30, 2012 as compared to the same period of 2011.  Average loans declined $113.5 million and $197.7 million for the three and nine month periods ended September 30, 2012, respectively. The Company is now focusing on rebuilding its loan portfolio with new assets and in recent quarters has made significant investments in tools and talent to support organic growth to address its declining loan balances.  Securities increased by $220.5 million and $231.5 million for the three and nine month periods ended September 30, 2012, respectively, which more than offset the declines in average loans; however, at a much lower yield.

Interest-bearing liabilities increased slightly for the three month period ended September 30, 2012 as compared to the same period of 2011, while they decreased for the nine month period ended September 30, 2012 as compared to the same period of 2011.  The Company has focused on reducing more expensive non-core funding, which we were able to do in light of the decrease in our average loans and a continued increase in our average core deposits.

Interest income, on a tax-equivalent basis, decreased $3.7 million and $12.9 million for the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods of 2011. The interest income declines related to decreases in loan volume, repricing of assets under a low interest rate environment and heightened competition for assets which is generally being experienced in the banking industry.  Interest expense decreased $1.6 million and $5.9 million for the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods of 2011.  The interest expense declines were a result of reductions in non-core funding sources and decreases in interest rates offered on certain deposit products as the interest rate environment remains low.  Decreases in both interest income and expense were also due in part to changes in the composition of assets and liabilities.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.25% for the three month period ended September 30, 2012 from 3.57% for the same period in 2011 and decreased to 3.26% for the nine month period ended September 30, 2012 from 3.55% for the same period in 2011.

Quarterly net interest margins for 2012 and 2011 are as follows:

	2012	2011
First Quarter	3.31%	3.55%
Second Quarter	3.21%	3.54%
Third Quarter	3.25%	3.57%
Fourth Quarter	—	3.44%

The net interest spread, also on a tax-equivalent basis, was 3.14% for the three month period ended September 30, 2012, compared to 3.41% for the same period in 2011 and was 3.13% for the nine months ended September 30, 2012 compared to 3.37% for the same period in 2011.

We continue to experience downward pressure on our yield in interest-earning assets.  Despite the slight uptick in net interest margin in the third quarter of 2012, we have limited ability to improve margin through funding rate decreases and we believe further improvements in margin will be achieved in the short term through redeployment of our liquid funds at higher yields. Additionally, the competitive environment impacts our ability to improve margin, so the Company is continuing efforts to support organic growth of high quality loans through active investment in sales talent and more robust, dynamic relationship building.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)
Trust fees	$3,960	$3,460	14.5%	$13,245	$11,765	12.6%
Commissions and brokers’ fees, net	508	495	2.6%	1,578	1,415	11.5%
Remittance processing	2,068	2,335	(11.4)%	6,346	7,119	(10.9)%
Service charges on deposit accounts	2,962	3,283	(9.8)%	8,646	9,513	(9.1)%
Other service charges and fees	1,422	1,341	6.0%	4,246	3,963	7.1%
Gain on sales of loans	3,255	2,977	9.3%	8,924	7,444	19.9%
Security (losses) gains, net	511	—	NM	575	(2)	NM
Other	903	827	9.2%	5,679	2,786	103.8%
Total other income	$15,589	$14,718	5.9%	$49,239	$44,003	11.9%

NM=Not meaningful

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011.  These increases were led by organic growth, which increased assets under management (“AUM”) and heightened activity in services to agriculture-based businesses.  AUM also improved from securities market valuations and increased returns on investments.  AUM averaged $4.0 billion for the first nine months of 2012 compared to $3.8 billion for the first nine months of 2011.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue decreased for the three and nine month periods ended September 30, 2012 as compared to the same periods of 2011 due to decreased volume of online bill payments.

Overall, service charges declined for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011, in part as a result of new regulation regarding certain charges on deposit accounts.  In addition, changing behaviors by our client base to avoid fees and changes in product mix are also affecting service charges.

Gain on sales of loans increased for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011.  Residential mortgage fee activity continues to increase in 2012 compared to 2011, based on strong loan production, an active market for refinancing and positive momentum in the home purchase market.

Net security gains increased for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011.  Approximately $35 million of U.S. Treasuries were sold in September 2012 to offset a portion of the costs of the core processing conversion which was completed during the same period, resulting in the recognition of $0.5 million of realized gains.

Other income increased for the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011.  The significant increase for the nine month period was primarily from income earned on a private equity investment fund for which the Company recorded a net gain of $2.1 million. The majority of this gain relates to income earned from an investment in a local, community-focused fund.  This gain was non-recurring; therefore, the Company does not expect other income to show significant increases in future periods.

OTHER EXPENSE

	Three Months Ended September 30			Nine Months Ended September 30
	2012	2011	% Change	2012	2011	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$13,707	$11,090	23.6%	$38,966	$30,678	27.0%
Employee benefits	2,773	2,494	11.2%	8,791	7,759	13.3%
Total compensation expense	$16,480	$13,584	21.3%	$47,757	$38,437	24.2%

Net occupancy expense of premises	2,237	2,211	1.2%	6,598	6,762	(2.4)%
Furniture and equipment expenses	1,276	1,294	(1.4)%	3,858	3,958	(2.5)%
Data processing	3,568	2,145	66.3%	8,366	6,425	30.2%
Amortization of intangible assets	827	885	(6.6)%	2,481	2,653	(6.5)%
Regulatory expense	623	497	25.4%	1,869	3,652	(48.8)%
OREO expense	273	112	143.8%	788	459	71.7%
Other	5,110	4,996	2.3%	15,658	14,228	10.0%
Total other expense	$30,394	$25,724	18.2%	$87,375	$76,574	14.1%

Income taxes	$2,331	$4,151	(43.8)%	$7,941	$12,217	(35.0)%
Effective rate on income taxes	32.2%	35.4%		31.3%	33.6%

Efficiency ratio	71.71%	57.87%		66.90%	57.16%

Total compensation expense increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011.  Full-time equivalent employees increased to 928 at September 30, 2012 from 883 one year earlier. This increase represents the investment in talent to drive future business expansion, primarily in the commercial banking operation to support profitable asset growth through value-added services to commercial clients in our existing and surrounding footprint. Busey Wealth Management has also undertaken a similar strategy to support a diversified revenue stream and expanded client service capabilities.

Combined occupancy expenses and furniture and equipment expenses remained steady for the three months ended September 30, 2012 and decreased for the nine months ended September 30, 2012 as compared to the same period in 2011.  We continue to evaluate our operations for appropriate cost control measures.

Data processing expense increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 largely due to a core system conversion in the third quarter of 2012.  Costs of the system upgrade were partially mitigated through gains on securities sales.  Non-recurring costs consisted of conversion fees of $0.3 million, de-conversion and licensing fees to our prior provider of $0.7 million and $0.3 million to enhance certain non-core systems for compatibility with the new core system.  Some continued elevation in conversion related expenses is anticipated in the fourth quarter of 2012, but at a significantly lower level than the third quarter.

Amortization of intangible assets expense decreased as we are now in the fifth year of amortization arising from our merger with Main Street Trust, Inc.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense increased for the three months ended September 30, 2012 as compared to the same period in 2011 as a result of an accrual adjustment in 2011 which reduced expenses in that period.  Regulatory expense decreased for the nine months ended September 30, 2012 as compared to the same period in 2011 as a result of a change in the FDIC’s rate assessment methodology in April 2011. We anticipate that our regulatory expenses will remain at current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 primarily from increased costs associated with a few commercial properties owned by the Company.

The effective rate on income taxes, or income taxes divided by income before taxes, of 32.2% and 31.3% for the three and nine months ended September 30, 2012, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio for the three and nine month periods ended September 30, 2012 increased from the comparable periods in 2011.  The primary reason for the increase was the increase in compensation expense, as noted above.  As we continue to add full time equivalent employees, this may have a negative effect on the efficiency ratio until marginal income growth exceeds the marginal cost of our investment.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	September 30, 2012	December 31, 2011	% Change
	(dollars in thousands)
Assets
Securities available for sale	$964,187	$831,749	15.9%
Loans, net	1,986,106	1,992,838	(0.3)%

Total assets	$3,529,664	$3,402,122	3.7%

Liabilities
Deposits:
Noninterest-bearing	$510,146	$503,118	1.4%
Interest-bearing	2,382,378	2,260,336	5.4%
Total deposits	$2,892,524	$2,763,454	4.7%

Securities sold under agreements to repurchase	131,753	127,867	3.0%
Long-term debt	7,417	19,417	(61.8)%

Total liabilities	$3,112,343	$2,992,855	4.0%

Stockholders’ equity	$417,321	$409,267	2.0%

First Busey’s balance sheet at September 30, 2012 increased as compared with its balance sheet at December 31, 2011.

Securities available for sale increased by $132.4 million, or 15.9%, at September 30, 2012 compared to December 31, 2011.  Net loans, including loans held for sale, declined by $6.7 million, or 0.3%, at September 30, 2012 compared to December 31, 2011.  The banking industry as a whole is generally facing challenges with respect to quality asset growth.  We continue to invest in talent to drive future business expansion.

Liabilities increased by $119.5 million, or 4.0%, at September 30, 2012 compared to December 31, 2011.  We have been able to grow our core deposit base as evidenced by our growth in noninterest-bearing deposits of $7.0 million.  In addition, interest-bearing deposits increased $122.0 million.  We believe our deposit growth is indicative of the success of our relationship sales model, which includes improved cross-sales to our customer base.  While securities sold under agreements to repurchase increased $3.9 million, or 3.0%, at September 30, 2012 compared to December 31, 2011,  core growth has generally supported the reduction in higher cost funding alternatives such as long-term debt, which decreased by $12.0 million, from December 31, 2011 to September 30, 2012.

Stockholders’ equity increased at September 30, 2012 as compared to December 31, 2011.  This increase was the result of year-to-date earnings, which were partially offset by dividends.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans were as follows:

	September 30, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$365,737	$13,639	$20,368	$399,744
Commercial real estate	770,882	137,822	56,660	965,364
Real estate construction	69,383	14,713	24,246	108,342
Retail real estate	425,641	112,407	10,843	548,891
Retail other	12,477	383	118	12,978
Total	$1,644,120	$278,964	$112,235	$2,035,319

Less held for sale(1)				24,415
				$2,010,904

Less allowance for loan losses				49,213
Net loans				$1,961,691

(1) Loans held for sale are included in retail real estate.

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506
Net loans				$1,977,589

(1) Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academic and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges of the past few years.  Although our downstate Illinois and Indiana markets experienced some economic distress, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, significant declines in discretionary spending brought on by the economic conditions of recent years significantly impacted that economy, notwithstanding recent improvement in certain economic indicators.  Achieving meaningful organic growth has been a significant focus for 2012 and will continue into 2013.

Allowance for loan losses

Our allowance for loan losses was $49.2 million or 2.42% of loans at September 30, 2012 and $58.5 million or 2.85% of loans at December 31, 2011.

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

Our provision for loan losses was $3.5 million during the third quarter of 2012 and $5.0 million in the same period of 2011.  Our provision for loan losses for the nine months ended September 30, 2012 was $13.0 million and $15.0 million in the same period of 2011. The provision expense during 2012 and 2011 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.

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

The following table sets forth information concerning non-performing loans as of each of the dates:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars in thousands)
Non-accrual loans	$25,129	$33,760	$33,763	$38,340
Loans 90+ days past due and still accruing	59	57	363	173
Total non-performing loans	$25,188	$33,817	$34,126	$38,513

Repossessed assets	$8,486	$7,783	$8,719	$8,452

Total non-performing assets	$33,674	$41,600	$42,845	$46,965

Allowance for loan losses	$49,213	$50,866	$53,835	$58,506

Allowance for loan losses to loans	2.4%	2.5%	2.7%	2.9%
Allowance for loan losses to non-performing loans	195.4%	150.4%	157.8%	151.9%
Non-performing loans to loans, before allowance for loan losses	1.2%	1.7%	1.7%	1.9%
Non-performing loans and repossessed assets to loans, before allowance for loan losses	1.7%	2.1%	2.1%	2.3%

We continue to drive positive trends across a range of credit indicators.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio and realize the benefits of gradually improving overall economic conditions.  Total non-performing assets were $33.7 million at September 30, 2012, compared to $47.0 million at December 31, 2011.

As of September 30, 2012, Busey Bank had charged-off $16.4 million of principal balance on loans that were on non-accrual status at September 30, 2012.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $16.4 million in loans, our non-accrual loans would have been that amount greater than the $25.1 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans decreased to $65.4 million at September 30, 2012 compared to $80.6 million at December 31, 2011.  The balance of potential problem loans is a reflection of continued economic challenges, however we do not feel the potential losses will be as great as seen in the past, as evidenced in part by the lower balance of potential problem loans at September 30, 2012 compared to December 31, 2011.  Management continues to monitor these credits and anticipates that restructures, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of September 30, 2012, management identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of September 30, 2012, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We also have an operating line of credit in the amount of $20.0 million from our primary correspondent bank, all of which was available as of September 30, 2012.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of September 30, 2012, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At September 30, 2012, the Company had outstanding standby letters of credit of $15.2 million and commitments to extend credit of $551.1 million.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

CAPITAL RESOURCES

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  We believe, as of September 30, 2012, that the Company and Busey Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of September 30, 2012:

Total Capital (to Risk Weighted Assets)
Consolidated	$423,720	19.02%	$178,267	8.00%	$222,833	10.00%
Busey Bank	$400,848	18.09%	$177,222	8.00%	$221,528	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$394,991	17.73%	$89,134	4.00%	$133,700	6.00%
Busey Bank	$372,280	16.81%	$88,611	4.00%	$132,917	6.00%

Tier I Capital (to Average Assets)
Consolidated	$394,991	11.61%	$136,050	4.00%	N/A	N/A
Busey Bank	$372,280	11.01%	$135,252	4.00%	$169,065	5.00%

In June 2012, the federal bank regulatory agencies issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and change the risk-weightings of certain assets for purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.   The comment period on these proposed rules expired on October 22, 2012.  Various banking associations and industry groups provided comments on the proposed rules to regulators and it is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.  Management continues to assess the effect of the proposed rules on the Company and Busey Bank’s capital position and will monitor continuing developments relating to the proposed rules.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder, as well as the rules proposed by the federal bank regulatory agencies to implement Basel III); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey; and (xi) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect our financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity or trading at September 30, 2012. Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in the first nine months of 2012 and during 2011 and 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of September 30, 2012, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the Federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the Federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at September 30, 2012 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of September 30, 2012, due to the interest rate market, a downward adjustment in Federal fund rates was not possible.

Utilizing this measurement concept, the interest-rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

September 30, 2012	NA	NA	NA	NA	(2.16)%	(4.99)%	(8.18)%	(11.74)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

Change in
Basis points	Net interest income
+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, First Busey is within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out as of September 30, 2012, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2012, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

None

ITEM 1A:  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2011 Annual Report on Form 10-K.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended September 30, 2012.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.  As of September 30, 2012, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

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

101*                       Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: November 8, 2012