Form 10-K
period 2012-12-31
FIRST BUSEY CORP /NV/
filed 2013-03-14
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter was $382.0 million, determined using a per share closing price for the registrant’s common stock on that date of $4.82, as quoted on The Nasdaq Global Select Market.

As of March 14, 2013, there were 86,683,731 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders of First Busey Corporation to be held May 22, 2013, are incorporated by reference in this Form 10-K in response to Part III.

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

Business of First Busey

First Busey conducts the business of banking and related services through the Bank, asset management, brokerage and fiduciary services through Busey Wealth Management, Inc. (“Busey Wealth Management”) and Trevett Capital Partners (“Trevett”) and retail payment processing through FirsTech, Inc. (“FirsTech”).

The Bank is an Illinois state-chartered bank organized in 1868 with its headquarters in Champaign, Illinois.  The Bank has thirty-two locations in Illinois, seven in southwest Florida and one in Indianapolis, Indiana.

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

The Bank’s loan portfolio is comprised primarily of commercial, commercial real estate, residential real estate, and consumer loans.  As of December 31, 2012, real estate mortgage loans (including commercial and residential real estate) made up approximately 74.3% of the Bank’s loan portfolio, construction lending comprised approximately 4.2%, commercial loans comprised approximately 20.9%, and consumer installments and other loans comprised approximately 0.6%.

The Company announced the founding of Trevett during the fourth quarter of 2012. Trevett is a private wealth management boutique created to serve clientele in southwest Florida through a highly tenured team of sophisticated wealth management professionals, operating as a division of the Bank.  Trevett builds upon our established presence in Florida and the broad capabilities of our existing Wealth Management operation to provide concierge service and tailored solutions for the accumulation and preservation of capital and generational legacies.

Busey Wealth Management, which is headquartered in Champaign, Illinois, provides asset management, investment and fiduciary services to individuals, businesses and foundations through its subsidiary, Busey Trust Company.  As of December 31, 2012, Busey Trust Company had $4.2 billion in assets under care.  For individuals, Busey Trust Company provides investment management, trust and estate advisory services and financial planning.  For businesses, it provides investment management, business succession planning and employee retirement plan services.  For foundations, Busey Trust Company provides investment management, investment strategy consulting and fiduciary services.  Brokerage related services are offered by Busey Investment Services, a division of Busey Trust Company, through a third-party arrangement with Raymond James Financial Services.

FirsTech, which has offices in Decatur, Illinois and Clayton, Missouri, offers the following pay processing solutions: walk-in payment processing for payments delivered by customers to retail pay agents; online bill payment solutions for payments made by customers on a billing company’s website; customer service payments for payments accepted over the telephone; direct debit services; electronic concentration of payments delivered by the Automated Clearing House network; money management software and credit card networks; and lockbox remittance processing of payments delivered by mail. FirsTech had approximately 3,100 agent locations in 38 states as of December 31, 2012.

First Busey Corporation also has various other subsidiaries that are not significant to the consolidated entity.

See “Note 20 — Reportable Segments and Related Information” in the Notes to the Consolidated Financial Statements for an analysis of segment operations.

Economic Conditions of Markets

The Illinois markets we operate in possess strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced economic distress in recent years, they did not experience it to the level of many other areas, including our southwest Florida market.  While future economic conditions remain uncertain, we believe our markets have generally stabilized following a few years of economic downturn and, as a whole, have begun to show signs of improvement.

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

In 2012, the agriculture sector in the United States dealt with the nation’s worst drought in decades.  Loans to finance agricultural production and other loans to farmers do not represent a significant portion of our total loan portfolio, with balances of $33.0 million or approximately 2% of total loans as of December 31, 2012.  Additionally, loans secured by farmland totaled $50.8 million or approximately 2% of total loans for the same period.  Currently, the economic impact of the drought appears to be less than originally anticipated in our markets.  Commodity prices along with crop insurance have helped soften the effect of poor corn yields.  The drought’s negative impact on soybean yields has been less than anticipated and less than that of corn.  Commodity prices and crop insurance are also minimizing the effect of decreased soybean yields.  The financial condition of these clients and the agriculture base in our communities will continue to be monitored by management for negative effects in future periods.

Southwest Florida has shown continuing signs of improvement in areas such as unemployment and home sales since 2011.   As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, declines in discretionary spending brought on by uncertain economic conditions have caused damage to that economy and, the recent improvement in certain economic indicators notwithstanding, we expect it will take southwest Florida a number of years to return to peak economic strength.

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

The Bank faces substantial competition in attracting deposits from other commercial banks, savings institutions, money market and mutual funds, credit unions, insurance agencies, brokerage firms, and other investment vehicles.  The ability of the Bank to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors.  The Bank attracts a significant amount of deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from other commercial banks, savings institutions, and credit unions located in the same communities.  The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, high-quality customer service, convenient business hours, internet and mobile banking, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

Based on information obtained from FDIC Summary of Deposits dated June 30, 2012, First Busey ranked in the top ten in total deposits in seven Illinois counties: first in Champaign County; second in Ford County; eighth in Livingston County; second in Macon County; fifth in McLean County; tenth in Peoria County; and second in Shelby County.  Customers for banking services are generally influenced by convenience, quality of service, personal contacts, price of services and availability of products.  Although the market share of First Busey varies in different markets, First Busey believes that its affiliates effectively compete with other banks, thrifts and financial institutions in their relevant market areas.

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

Supervision, Regulation and Other Factors

General

Financial institutions, their holding companies and their affiliates are extensively regulated under federal and state law.  As a result, the growth and earnings performance of First Busey may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory authorities, including the Illinois Department of Financial and Professional Regulation (the “DFPR”), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”) and the newly-created Bureau of Consumer Financial Protection (the “CFPB”).  Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (the “FASB”) and securities laws administered by the Securities and Exchange Commission (the “SEC”) and state securities authorities have an impact on the business of First Busey. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to the operations and results of First Busey and the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders.  These federal and state laws, and the regulations of the bank regulatory authorities issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.  Moreover, turmoil in the credit markets in recent years prompted the enactment of unprecedented legislation that has allowed the U.S. Department of the Treasury (the “Treasury”) to make equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets, which imposes additional requirements on institutions in which the Treasury invests.

In addition, First Busey and the Bank are subject to regular examination by their respective regulatory authorities, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of business. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

Financial Regulatory Reform

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates the CFPB, which is authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.

Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies.  Many of the required regulations have been issued and others have been released for public comment, but there remain a number that have yet to be released in any form. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. Management of First Busey and the Bank will continue to evaluate the effect of the changes; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of First Busey and the Bank.

The Increasing Regulatory Emphasis on Capital

First Busey is subject to various regulatory capital requirements administered by the federal and state banking regulators noted above. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.

Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), First Busey must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classifications are also subject to judgments by the regulators regarding qualitative components, risk weightings and other factors.

While capital has historically been one of the key measures of the financial health of both bank holding companies and depository institutions, its role is becoming fundamentally more important in the wake of the financial crisis, as the regulators have recognized that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severe stress.  Certain provisions of the Dodd-Frank Act and Basel III, discussed below, will ultimately establish strengthened capital standards for banks and bank holding companies, will require more capital to be held in the form of common stock and will disallow certain funds from being included in capital determinations. Once fully implemented, these provisions will represent regulatory capital requirements that are meaningfully more stringent than those in place currently.

Required Capital Levels

Bank holding companies have historically had to comply with less stringent capital standards than their bank subsidiaries and were able to raise capital with hybrid instruments such as trust preferred securities.  The Dodd-Frank Act mandated the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  As a consequence, over a phase-in period of three years, the components of holding company permanent capital known as “Tier 1 capital” are being restricted to capital instruments that are considered to be Tier 1 capital for insured depository institutions. A result of this change is that the proceeds of trust preferred securities are being excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. Because First Busey has assets of less than $15 billion, it is able to maintain its trust preferred proceeds as Tier 1 capital but will have to comply with new capital mandates in other respects, and will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities. In addition, the Basel III proposal, discussed below, includes a phase-out of trust preferred securities for all bank holding companies, including First Busey.

Under current federal regulations, the Bank is subject to, and, after the phase-in period, First Busey will be subject to, the following minimum capital standards:

•                  a leverage requirement, consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with a minimum requirement of at least 4% for all others, and

•                  a risk-based capital requirement, consisting of a minimum ratio of total capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4%. For this purpose, “Tier 1 capital” consists primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships).  Total capital consists primarily of Tier 1 capital plus “Tier 2 capital,” which includes other non-permanent capital items, such as certain other debt and equity instruments that do not qualify as Tier 1 capital, and a portion of the Bank’s allowance for loan and lease losses.

The capital standards described above are minimum requirements. Federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is “well-capitalized” may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept brokered deposits. Under the capital regulations of the Federal Reserve, in order to be “well-capitalized,” a banking organization must maintain a ratio of total capital to total risk-weighted assets of 10% or greater, a ratio of Tier 1 capital to total risk-weighted assets of 6% or greater and a ratio of Tier 1 capital to total assets of 5% or greater. The Federal Reserve’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

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

As of December 31, 2012: (i) the Bank was not subject to a directive from the FDIC to increase its capital to an amount in excess of the minimum regulatory capital requirements; (ii) the Bank exceeded its minimum regulatory capital requirements under FDIC capital adequacy guidelines; and (iii) the Bank was “well-capitalized,” as defined by FDIC regulations.  As of December 31, 2012, First Busey had regulatory capital in excess of the Federal Reserve’s requirements and met the Dodd-Frank Act capital requirements.

Basel III

The current risk-based capital guidelines described above, which apply to the Bank and are being phased in for First Busey, are based upon the 1988 capital accord known as “Basel I” adopted by the international Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the U.S. federal banking regulators on an interagency basis. In 2008, the banking agencies collaboratively began to phase-in capital standards based on a second capital accord, referred to as “Basel II,” for large or “core” international banks (generally defined for U.S. purposes as having total assets of $250 billion or more, or consolidated foreign exposures of $10 billion or more). Basel II emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.  Basel III requires, among other things:

•                  a new required ratio of minimum common equity equal to 4.5%,

•                  an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total assets, and

•                  a continuation of the current minimum required amount of total capital at 8%.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in common equity attributable to a capital conservation buffer to be phased in over three years. The purpose of the conservation buffer is to ensure that banks maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the ratios depicted above to 7% for common equity, 8.5% for Tier 1 capital and 10.5% for total capital.

On June 12, 2012, the federal banking regulators (the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC) (the “Agencies”) formally proposed for comment, in three separate but related proposals, rules to implement Basel III in the United States. The proposals are: (i) the “Basel III Proposal,” which applies the Basel III capital framework to almost all U.S. banking organizations; (ii) the “Standardized Approach Proposal,” which applies certain elements of the Basel II standardized approach for credit risk weightings to almost all U.S. banking organizations; and (iii) the “Advanced Approaches Proposal,” which applies changes made to Basel II and Basel III in the past few years to large U.S. banking organizations subject to the advanced Basel II capital framework. The comment period for these notices of proposed rulemaking ended October 22, 2012.

The Basel III Proposal and the Standardized Approach Proposal are expected to have a direct impact on First Busey and the Bank. The Basel III Proposal is applicable to all U.S. banks that are subject to minimum capital requirements, including federal and state banks, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million). There will be separate phase-in/phase-out periods for: (i) minimum capital ratios; (ii) regulatory capital adjustments and deductions; (iii) nonqualifying capital instruments; (iv) capital conservation and countercyclical capital buffers; (v) a supplemental leverage ratio for advanced approaches banks; and (vi) changes to the FDIC’s prompt corrective action rules.

The criteria in the U.S. proposal for common equity and additional Tier 1 capital instruments, as well as Tier 2 capital instruments, are broadly consistent with the Basel III criteria. A number of instruments that now qualify as Tier 1 capital will not qualify, or their qualification will change, if the Basel III Proposal becomes final. For example, cumulative preferred stock and certain hybrid capital instruments, including trust preferred securities, which First Busey may retain under the Dodd-Frank Act, will no longer qualify as Tier 1 capital of any kind. Noncumulative perpetual preferred stock, which now qualifies as simple Tier 1 capital, would not qualify as common equity Tier 1 capital, but would qualify as additional Tier 1 capital.

In addition to the changes in capital requirements included within the Basel III Proposal, the Standardized Approach Proposal revises a large number of the risk weightings (or their methodologies) for bank assets that are used to determine the capital ratios. For nearly every class of assets, the proposal requires a more complex, detailed and calibrated assessment of credit risk and calculation of risk weightings. For example, under the current risk-weighting rules, residential mortgages have a risk weighting of 50%. Under the proposed new rules, two categories of residential mortgage lending would be created: (i) traditional lending would be category 1, where the risk weightings range from 35 to 100%; and (ii) nontraditional loans would fall within category 2, where the risk weightings would range from 50 to 150%.  There is concern in the U.S. that the proposed methodology for risk weighting residential mortgage exposures and the higher risk weightings for certain types of mortgage products will increase costs to consumers and reduce their access to mortgage credit.

In addition, there is significant concern noted by the financial industry in connection with the Basel III rulemaking as to the proposed treatment of accumulated other comprehensive income (“AOCI”). The proposed treatment of AOCI would require unrealized gains and losses on available-for-sale securities to flow through to regulatory capital as opposed to the current treatment, which neutralizes such effects. There is concern that this treatment would introduce capital volatility, due not only to credit risk but also to interest rate risk, and affect the composition of firms’ securities holdings.

While the Basel III accord called for national jurisdictions to implement the new requirements beginning January 1, 2013, in light of the volume of comments received by the Agencies and the concerns expressed above, the Agencies have indicated that the commencement date for the proposed Basel III rules has been delayed and it is unclear when the Basel III regime, as it may be implemented by final rules, will become effective in the United States.

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

Acquisitions, Activities and Change in Control

The primary purpose of a bank holding company is to control and manage banks.  The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions.  For a discussion of the capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

The BHCA generally prohibits First Busey from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries.  This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.”  This authority would permit First Busey to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies.

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

In order to become and maintain its status as a financial holding company, First Busey and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the company it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities.

Capital Requirements

Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines, as affected by the Dodd-Frank Act and Basel III.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above. If capital levels fall below the minimum required levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

U.S. Government Investment in Bank Holding Companies

Events in the U.S. and global financial markets in 2008 and 2009, including the deterioration of the worldwide credit markets, created significant challenges for financial institutions throughout the country.  In response to this crisis affecting the U.S. banking system and financial markets, on October 3, 2008, the U.S. Congress passed, and the President signed into law, the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The EESA authorized the Secretary of the Treasury to implement various temporary emergency programs designed to strengthen the capital positions of financial institutions and stimulate the availability of credit within the U.S. financial system.  Financial institutions participating in certain of the programs established under the EESA are required to adopt the Treasury’s standards for executive compensation and corporate governance.

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

Pursuant to the CPP, on March 6, 2009, First Busey entered into a Letter Agreement with the Treasury, pursuant to which First Busey issued (i) 100,000 shares of CPP Preferred Stock (designated as the “Fixed Rate Cumulative Perpetual Preferred Stock, Series T”) and (ii) a warrant to purchase 1,147,666 shares of First Busey’s common stock, no par value, for an aggregate purchase price of $100 million in cash.  Since First Busey’s participation in the CPP, it has raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant have been reduced by 50% to 573,833.

Small Business Lending Fund and CPP Redemption

Under the Small Business Jobs Act of 2010, the Treasury established a Small Business Lending Fund (the “SBLF”), a $30 billion fund that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.  First Busey applied for the SBLF program, was accepted, and on August 25, 2011, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the Treasury, pursuant to which it issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $72.7 million.  On the same date, First Busey redeemed from the Treasury, in part using the proceeds from the issuance of the Series C Preferred Stock, all 100,000 outstanding shares of its Series T Preferred Stock issued under the CPP, for a redemption price of approximately $100.1 million, including accrued but unpaid dividends to the date of redemption. First Busey remitted a cash payment to the Treasury in the amount of approximately $27.5 million to cover the difference between the outstanding balance of the Series T Preferred Stock and the proceeds from the issuance of the Series C Preferred Stock.  As a result of its redemption of the Series T Preferred Stock, First Busey is no longer subject to the limits on executive compensation and other restrictions stipulated under the CPP.

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

The terms of the Series C Preferred Stock issued in connection with the SBLF impose limits on First Busey’s ability to pay dividends on and repurchase shares of its common stock and other securities. In general, First Busey may declare and pay dividends on its common stock or any other stock junior to the Series C Preferred Stock, or repurchase shares of any such stock, only, if after payment of such dividends or repurchase of such shares, First Busey’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital (as defined and set forth in the Certificate of Designation), excluding any subsequent net charge-offs and any redemption of the Series C Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the 2nd anniversary and ending on the 10th anniversary of issuance of the Series C Preferred Stock, by 10% for each 1% increase in the Bank’s “Qualified Small Business Lending” (as defined in the Purchase Agreement) over the baseline level. If, however, First Busey fails to declare and pay dividends on the Series C Preferred Stock in a given quarter, then during such quarter and for the next three quarters following such missed dividend payment First Busey may not pay dividends on or repurchase any common stock or any other securities that are junior to (or in parity with) the Series C Preferred Stock, except in very limited circumstances.  If any Series C Preferred Stock remains outstanding on the 10th anniversary of issuance, First Busey may not pay any further dividends on its common stock or any other junior stock until the Series C Preferred Stock is redeemed in full.

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

The Bank

General

The Bank is an Illinois-chartered bank, the deposit accounts of which are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations.  As an Illinois-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPR, the chartering authority for Illinois banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (“non-member banks”).  The Bank is a member of the Federal Home Loan Bank System, which provides a central credit facility primarily for member institutions.

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

Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF will be calculated.  Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity.  This may shift the burden of deposit insurance premiums toward those large depository institutions that rely on funding sources other than U.S. deposits.  Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.  The FDIC is given until September 3, 2020 to meet the 1.35% reserve ratio target. Several of these provisions could increase the Bank’s FDIC deposit insurance premiums.

The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per insured depositor, retroactive to January 1, 2009.  Although, the legislation provided that non-interest-bearing transaction accounts had unlimited deposit insurance coverage, that program ended on December 31, 2012.

FICO Assessments

The Financing Corporation (“FICO”) is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation.  FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019.  FICO’s authority to issue bonds ended on December 12, 1991.  Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations.  These FICO assessments are in addition to amounts assessed by the FDIC for deposit insurance. During the year ended December 31, 2012, the FICO assessment rate was approximately 0.0066%, which reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Act.

Supervisory Assessments

Illinois-chartered banks are required to pay supervisory assessments to the DFPR to fund its operations.  The amount of the assessment paid by an Illinois bank to the DFPR is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPR.  During the year ended December 31, 2012, the Bank paid supervisory assessments to the DFPR totaling $0.3 million.

Capital Requirements

Banks are generally required to maintain capital levels in excess of other businesses.  For a discussion of capital requirements, see “—The Increasing Regulatory Emphasis on Capital” above.

Dividend Payments

Under the Illinois Banking Act, the Bank generally may not pay dividends in excess of its net profits.  The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized.  As described above, the Bank exceeded its minimum capital requirements under applicable guidelines as of December 31, 2012.  As of December 31, 2012, the Bank was in a retained deficit position and no amount was available to be paid as dividends by the Bank.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of First Busey, to principal shareholders of First Busey and to “related interests” of such directors, officers and principal shareholders.  In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of First Busey or the Bank, or a principal shareholder of First Busey, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

Federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.  The establishment of new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) has historically been permitted only in those states the laws of which expressly authorize such expansion. However, the Dodd-Frank Act permits well-capitalized and well-managed banks to establish new branches across state lines without these impediments.

State Bank Investments and Activities

The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized by Illinois law.  However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF.  These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.

Transaction Account Reserves

Federal Reserve regulations require depository institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2013: the first $12.4 million of otherwise reservable balances are exempt from the reserve requirements; for transaction accounts aggregating more than $12.4 million to $79.5 million, the reserve requirement is 3% of total transaction accounts; and for net transaction accounts in excess of $79.5 million, the reserve requirement is $2,013,000 plus 10% of the aggregate amount of total transaction accounts in excess of $79.5 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.  The Bank is in compliance with the foregoing requirements.

Consumer Financial Services

There are numerous developments in federal and state laws regarding consumer financial products and services that impact the Bank’s business. Importantly, the current structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Ability-to-Repay Requirement and Qualified Mortgage Rule

The Dodd-Frank Act contains additional provisions that affect consumer mortgage lending. First, it significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property and augments federal law combating predatory lending practices. In addition to numerous new disclosure requirements, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” Most significantly, the new standards limit the total points and fees that the Bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells and other asset-backed securities that the securitizer issues if the loans have not complied with the ability-to-repay standards. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

On January 10, 2013, the CFPB issued a final rule, effective January 10, 2014, which implements the Dodd-Frank Act’s ability-to-repay requirements and clarifies the presumption of compliance for “qualified mortgages.”  In assessing a borrower’s ability to repay a mortgage-related obligation, lenders generally must consider eight underwriting factors:  (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history.  The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule also clarifies that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions.  In addition, for qualified mortgages, the monthly payment must be calculated on the highest payment that will occur in the first five years of the loan, and the borrower’s total debt-to-income ratio generally may not be more than 43%.  The final rule also provides that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership) or the U.S. Department of Housing and Urban Development, Department of Veterans Affairs, or Department of Agriculture or Rural Housing Service are also considered to be qualified mortgages.  This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provides for a rebuttable presumption of lender compliance for those loans. The final rule also applies the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Changes to Mortgage Loan Originator Compensation

Effective April 2, 2011, previously existing regulations concerning the compensation of mortgage loan originators were amended. As a result of these amendments, mortgage loan originators may not receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the new standards limit the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans to 3% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Foreclosure and Loan Modifications

Federal and state laws further impact foreclosures and loan modifications, with many of such laws having the effect of delaying or impeding the foreclosure process on real estate secured loans in default. Mortgages on commercial property can be modified, such as by reducing the principal amount of the loan or the interest rate, or by extending the term of the loan, through plans confirmed under Chapter 11 of the U.S. Bankruptcy Code. In recent years, legislation has been introduced in the U.S. Congress that would amend the Bankruptcy Code to permit the modification of mortgages secured by residences, although at this time the enactment of such legislation is not presently proposed. The scope, duration and terms of potential future legislation with similar effect continue to be discussed. First Busey cannot predict whether any such legislation will be passed or the impact, if any, it would have on our business.

The Trust Company

Busey Wealth Management is an Illinois corporation that operates under a certificate of authority to exercise trust powers issued by the DFPR. As such, Busey Wealth Management is subject to the examination, supervision, reporting and enforcement requirements established for trust companies by the DFPR. Additionally, because Busey Wealth Management is a wholly-owned subsidiary of First Busey, the Federal Reserve, as the primary federal regulator of First Busey, has the authority to conduct such examinations of Busey Wealth Management as the Federal Reserve deems necessary. Busey Wealth Management is required to maintain capital at the level determined by the DFPR to be necessary for the safe and sound operation of Busey Wealth Management.  Like the Bank, Busey Wealth Management is required to pay supervisory assessments to the DFPR, which, for the year ended December 31, 2012, totaled $0.1 million.

Employees

As of December 31, 2012, First Busey and its subsidiaries had a total of 948 employees (full-time equivalents).

Executive Officers

Following is a description of the business experience for at least the past five years of our executive officers at December 31, 2012.

Van A. Dukeman.  Mr. Dukeman, age 54, has served as a Director, Chief Executive Officer and President of First Busey since August 2007. Effective February 28, 2009 through March 31, 2010, Mr. Dukeman also served as the Chief Executive Officer and President of the Bank.  Prior to August 2007, Mr. Dukeman served as a Director, Chief Executive Officer and President of Main Street Trust, Inc. until its merger with First Busey.

Barbara J. Harrington.  Mrs. Harrington, age 53, has served as Chief Risk Officer of First Busey since March 2010, prior to which she had served as Chief Financial Officer of First Busey since March 1999.  She also served as Controller and Senior Vice President of the Bank from December 1994 to March 1999, and has served in various financial and accounting positions since joining the organization in 1991.

Leanne C. Kopischke.  Mrs. Kopischke, age 47, has served as Chief Information Officer of First Busey since March 2010.  Prior to that, she served as Executive Vice President of Information Systems since First Busey’s merger with Main Street Trust, Inc. in 2007.  Prior to the merger, Mrs. Kopischke served as Executive Vice President of Management Information Systems for Main Street Trust from 2001-2007.

Howard F. Mooney II.  Mr. Mooney, age 48, has served as President and Chief Executive Officer of FirsTech Inc., our payment processing subsidiary, since 2000.  Prior to our August 2007 merger, FirsTech was a subsidiary of Main Street Trust, Inc.

Robert F. Plecki, Jr.  Mr. Plecki, age 52, has served as Executive Vice President and Chief Operating Officer of First Busey since October 2012 and continued to serve as Chief Credit Officer of First Busey.  Mr. Plecki has served as Chief Credit Officer of First Busey since March 2010. Prior to that appointment, he had served as Executive Vice President of our southwest Florida market since early 2009.  Prior to that he served as Executive Vice President of our Champaign-Urbana market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as President of Main Street Bank & Trust Retail Banking since 2004.

John J. Powers.  Mr. Powers, age 57, has served as General Counsel of First Busey since December 2011.  Prior to that, he was a shareholder of Meyer Capel, P.C., a law firm based in Champaign, Illinois, since 1998.

Christopher M. Shroyer.  Mr. Shroyer, age 47, has served as President and Chief Executive Officer of the Bank since March 2010, prior to which he had served as Executive Vice President of our East Region since early 2009.  Prior to 2009, he served as Executive Vice President of our Decatur market following First Busey’s merger with Main Street Trust in 2007, and, prior to the merger, had served as Executive Vice President of Main Street Bank & Trust Commercial Banking since 2004.

David B. White.  Mr. White, age 61, has served as Chief Financial Officer of First Busey since March 2010.  Prior to that, he served as Chief Operating Officer of First Busey since August 2007.  Previously, Mr. White served as Chief Financial Officer of Main Street Trust, Inc. from 1993 until its merger with First Busey.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, and could be affected by many factors. Factors that could have a material adverse effect on our financial condition, results of operations and future prospects can be found under Item 1A ‘‘Risk Factors’’ in this Annual Report on Form 10-K and elsewhere in our periodic and current reports filed with the SEC. These factors include, but are not limited to, the following:

• the strength of the local and national economy;

• changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the extensive regulations to be promulgated thereunder, as well as the rules proposed by the federal bank regulatory agencies to implement Basel III, the effectiveness of which is currently indefinitely postponed);

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

Although it has recently shown certain signs of improvement, since the financial crisis beginning in late 2007, the U.S. economy has generally experienced challenging economic conditions. Southwest Florida, in particular, suffered particularly hard from these economic conditions in recent years and real estate activity and values continue to be depressed relative to historical levels.  As a result, we experienced a deterioration of asset quality in the southwest Florida relative to periods prior to 2007.  Another downturn in economic conditions, particularly within our primary market areas, could result in a decrease in demand for our products and services, an increase in loan delinquencies and defaults, high or increased levels of problem assets and foreclosures and reduced wealth management fees resulting from lower asset values.

If current economic conditions do not meaningfully improve, our business, growth and profitability may suffer. To the extent that our business customers’ underlying businesses are harmed as a result of the general economic environment, our customers are more likely to default on their loans. In addition, a deterioration in the national economy, or adverse change in agribusiness and capital goods exports, could materially adversely affect our downstate Illinois markets.  These factors could lead to reduced interest income and future additional provisions for loan losses.

Market volatility could have an adverse effect on us.

The capital and credit markets have experienced certain periods of heightened volatility and disruption in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial condition or performance. If these heightened levels of market disruption and volatility return, we may experience material adverse effects on our customers’ and our ability to maintain or access capital and on our business, financial condition and results of operations.

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our primary sources of funds consist of cash from operations, investment maturities and sales, deposits and funds from sales of capital securities. Additional liquidity is available through brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

In recent years, the financial services industry and the credit markets generally have been materially and adversely affected by the U.S. and global economic climate as well as uncertainty with respect to the soundness of other financial institutions.  These and other factors could negatively affect the Company’s ability to engage in routine funding and other transactions with other financial institutions, lead to market-wide liquidity problems, loss of depositor, creditor, and counterparty confidence which could lead to losses or defaults by us or by other institutions.  Furthermore, regional and community banks generally have less access to the capital markets than do the national and super-regional banks because of their smaller size and limited analyst coverage.

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

The largest portion of the Company’s customer base is within the State of Illinois whose financial condition remains among the most troubled of any state in the United States with severe pension under-funding, chronic bill payment delays, and budget gaps.  State budget restructuring to improve its financial condition may have negative financial effects on local governments and businesses, their employees, and directly and indirectly our customers.  Conversely, a continued lack of state budget restructuring to achieve budget balance and a decreased reliance on borrowing may also have negative financial effects on local governments and businesses, their employees, and directly and indirectly our customers.

The Company is located in markets with significant university and healthcare presence, which rely heavily on state funding and contracts.  The State of Illinois continues to be significantly behind on payments to its vendors and government sponsored entities.  Further payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas, which could in turn adversely affect our financial condition and results of operations.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2012 and 2011, our non-performing loans (which consist of non-accrual loans and loans past due 90 days or more and still accruing loans) totaled $25.4 million and $38.5 million, or 1.22% and 1.88% of our loan portfolio, respectively. At December 31, 2012 and 2011, our non-performing assets (which include non-performing loans plus other real estate owned and other repossessed assets) were $28.8 million and $47.0 million, or 0.80% and 1.38% of total assets, respectively. Our non-performing assets adversely affect our net income in various ways. While we pay interest expense to fund non-performing assets, we do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and returns on assets and equity, and our loan administration costs increase and our efficiency ratio is adversely affected. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then-fair market value, which, when compared to the outstanding balance of the loan, may result in a loss. These non-performing loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management, which can be detrimental to the performance of their other responsibilities. We cannot guarantee that we will not experience increases in non-performing loans in the future, and our non-performing assets may result in further losses in the future.

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

Our allowance for loan losses at December 31, 2012 and 2011 was $48.0 million and $58.5 million, respectively. At December 31, 2012 and 2011, our allowance for loan losses as a percentage of total loans was 2.3% and 2.9%, respectively, and as a percentage of total non-performing loans was 189.3% and 151.9%, respectively.

Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, in light of the current uncertain economic environment, we cannot guarantee that we will not be required to record additional provisions for loan losses in the future, either due to management’s decision to do so or requirements by the regulators, to further supplement the allowance for loan losses, particularly if economic conditions unfold in a manner which differs significantly from what management currently expects.  Additional provisions to the allowance for loan losses and loan losses in excess of our allowance for loan losses may adversely affect our business, financial condition and results of operations.

A significant portion of the loans in our portfolio is secured by real estate.

At December 31, 2012, approximately 80.9% of our loans were collateralized by real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses which would adversely affect profitability. Such changes have especially affected our southwest Florida market in recent years.  Adverse changes in the economy affecting real estate values and liquidity generally, and in downstate Illinois and southwest Florida specifically, could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan which would result in losses.

Although the effects of mortgage market challenges are less severe than in recent years, when combined with the depressed residential real estate market, they have the potential to adversely affect our real estate loan portfolio in several ways, each of which could adversely affect our operating results and/or financial condition. In particular, as of December 31, 2012, approximately 4.2% of our loan portfolio consists of real estate construction loans, which primarily are loans made to home builders and developers. Demand for residential construction loans has been generally depressed in recent years, and the failure of demand for the properties constructed by home builders and developers to meaningfully increase could result in higher delinquencies and greater charge-offs in future periods on loans made to such borrowers. In addition, despite recent signs of improvement, many Florida real estate markets, especially the markets in southwest Florida, where we have significant operations, have declined significantly in value relative to 2007. We believe that we have adequately provided for incurred losses in our southwest Florida operations. However, we cannot guarantee that our future loan losses and provisions for loan losses will not be higher or that our allowance for loan losses will be sufficient.

Commercial and industrial loans make up a significant portion of our loan portfolio.

Commercial and industrial loans were $433.7 million, or approximately 20.9% of our total loan portfolio, as of December 31, 2012.  Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory, machinery or real estate. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, which we require whenever appropriate on commercial loans. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction, land acquisition, and development loans comprised approximately 4.2% of our total loan portfolio at December 31, 2012, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Credit risk cannot be eliminated.

There are risks in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from economic and market conditions. We attempt to reduce our credit risk through loan application approval procedures, monitoring the concentration of loans within specific industries and geographic location, and periodic independent reviews of outstanding loans by our loan review and audit departments as well as external parties. However, while such procedures should reduce our risks, they cannot be expected to completely eliminate our credit risks. Our borrowers may experience difficulties in repaying their loans for any of a variety of reasons resulting in a rise in the level of nonperforming loans, charge-offs and delinquencies and/or a need for increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

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

We are unable to predict or control fluctuations in market interest rates, which are affected by the economy as well as fiscal and monetary policies; however, competition for loans in the marketplace and the overall interest rate environment has kept current interest rates low.  Interest rates paid on deposit products have declined steadily since 2008, but further significant decline is unlikely as interest rates on deposits have approached zero.  We expect to continue battling net interest margin compression in 2013 with interest rates at generational lows.

The December 31, 2012 expiration of the FDIC’s Transaction Account Guarantee Program could negatively impact the Bank’s liquidity and cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest-bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC over and above the customary $250,000 limit through December 31, 2012, the date on which this program expired. The expiration of this program could cause depositors of the Bank to withdraw deposits in excess of FDIC-insured levels. The withdrawal of these deposits could negatively impact the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s cost of funds by potentially reducing its level of core deposits and increasing its need to rely on wholesale funding sources, which typically represent higher cost funds.

The repeal of federal prohibitions on payment of interest on business demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on business demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, some financial institutions have commenced offering interest on these demand deposits to compete for customers. If competitive pressures require us to pay interest on these demand deposits to attract and retain business customers, our interest expense would increase and our net interest margin would decrease. This could have a material adverse effect on our business, financial condition and results of operations. Further, the effect of the repeal of the prohibition could be more significant in a higher interest rate environment as business customers would have a greater incentive to seek interest on demand deposits.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

First Busey, the Bank and Busey Wealth Management must meet regulatory capital requirements and maintain sufficient liquidity.  Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot guarantee that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to continue to maintain capital ratios in excess of the amounts necessary to be considered “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and to make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition.  Furthermore, under FDIC rules, if the Bank ceases to meet the requirements to be considered a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays on deposits and its ability to accept, renew or rollover deposits, particularly brokered deposits, may be restricted.  As of December 31, 2012, the Bank did not have any brokered deposits.

We face the risk of possible future goodwill impairment.

Because of a significant decline in our market capitalization during 2009, our goodwill related to our banking operations was determined to be fully impaired and we recorded an impairment charge of $208.2 million.  We performed a valuation analysis of our remaining goodwill, $20.7 million related to Busey Wealth Management and FirsTech, as of December 31, 2012, and the analysis indicated no impairment existed. We will be required to perform additional goodwill impairment assessments on no less than an annual basis, and perhaps more frequently, which could result in further goodwill impairment charges. Any future goodwill impairment charge we are required to take could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses in the periods that we recognize an impairment charge.

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

While we have established a full valuation allowance against certain state net operating loss carryforwards, we did not establish a valuation allowance against our U.S. federal or Illinois deferred tax assets as of December 31, 2012, as we believed that it was more likely than not that all of these assets would be realized. An important element in our analysis was that we do not believe we have had an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Section 382 imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses and other carry-overs after an ownership change occurs. An ownership change generally occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “5% stockholders” increases by more than 50 percentage points over the aggregate of such stockholders’ lowest percentage ownership during the testing period, which is generally the three-year period ending on the transaction date. Upon an ownership change, a corporation generally is subject to an annual limitation on its utilization of pre-ownership change losses, including certain recognized built-in losses, equal to the value of the stock of the corporation immediately before the ownership change (subject to certain adjustments), multiplied by the long-term tax-exempt rate. A number of special rules apply to calculating this annual limit. The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect.

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

Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future. As of December 31, 2012, our net deferred tax asset reflected on our balance sheet was approximately $39.4 million. If an ownership change were to occur, it is possible that we could permanently lose the ability to realize a portion of this asset, resulting in reduction to our total stockholders’ equity. This could also decrease the Bank’s regulatory capital.

We have a significant deferred tax asset and cannot assure it will be fully realized.

We had net deferred tax assets of $39.4 million as of December 31, 2012. Other than a valuation allowance against certain state net operating loss carryforwards, we did not establish a valuation allowance against our net deferred tax assets as of December 31, 2012, as we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management forecasts and tax planning strategies that may be available to us. This process required significant judgment by management about matters that are by their nature uncertain.

If future events differ significantly from our current forecasts, we may need to establish a valuation allowance against our net deferred tax assets, which would have a material adverse effect on our results of operations and financial condition. In addition, a significant portion of the net deferred tax asset relates to a tax-effected $35.2 net operating loss carryforward and a tax-effected $19.6 million built-in loss related to book and tax differences in the loan loss provision as of December 31, 2012, the utilization of which may be further limited in the event of certain material changes in our ownership.

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

Economic conditions of recent years, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry.  In recent years, the U.S. government has intervened on an unprecedented scale by temporarily enhancing the liquidity support available to financial institutions.  This environment has subjected financial institutions to additional restrictions, oversight and costs.

For example, on July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changed the regulation of financial institutions and the financial services industry.  In addition, new legislative and regulatory proposals (such as rules to implement Basel III which have been proposed but indefinitely postponed by the federal bank regulatory agencies) continue to be introduced that could further substantially increase oversight of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, and change capital ratio calculations, among other things.  If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve.  An important function of the Federal Reserve is to regulate the money supply and credit conditions.  Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities and adjustments of the discount rate.  These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits.  Their use also affects interest rates charged on loans or paid on deposits.

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

On July 21, 2010, the Dodd-Frank Act was signed into law, which requires significant changes to the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations developed and to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

Ultimately, the Dodd-Frank Act will, among other things: impose new capital requirements on bank holding companies; change the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raise the standard deposit insurance limit to $250,000; and expand the FDIC’s authority to raise insurance premiums. The legislation also called for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. The Dodd-Frank Act also authorized the Federal Reserve to limit interchange fees payable on debit card transactions, allowed financial institutions to pay interest on business checking accounts, established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that have affected, and will further affect in the future, corporate governance and executive compensation at all publicly-traded companies.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which constitutes a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently the subject of notices of proposed rulemakings released in June of 2012 by the respective U.S. federal banking agencies. The comment period for these notices of proposed rulemakings ended on October 22, 2012, but final regulations have not yet been released. Basel III was intended to be implemented beginning January 1, 2013 and to be fully-phased in on a global basis on January 1, 2019. However, on November 9, 2012, the U.S. federal bank regulatory agencies announced that the implementation of the proposed rules to effect Basel III in the United States was indefinitely delayed. Basel III would require capital to be held in the form of tangible common equity, generally increase the required capital ratios, phase out certain kinds of intangibles treated as capital and certain types of instruments, like trust preferred securities, and change the risk weightings of assets used to determine required capital ratios.

These provisions, or any other aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations. Our management continues to stay abreast of developments with respect to the Dodd-Frank Act, many provisions of which will continue to be phased-in over the next several months and years, and Basel III, the implementation of which has been delayed, and continues to assess their impact on our operations. The ultimate effect of these regulations on the financial services industry in general, and us in particular, cannot be quantified at this time.

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

We are required to make our compensation decisions under often overlapping regulatory schemes.  The Federal Reserve and the FDIC each maintain rules and guidance related to compensation practices.  The Dodd-Frank Act includes additional compensation related requirements that, once fully implemented, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs.

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

We currently conduct our banking operations primarily in downstate Illinois and southwest Florida. In addition, we currently offer fiduciary and wealth management services through Trevett Capital Partners and Busey Wealth Management, which accounts for a significant portion of our noninterest income. Many competitors offer the same, or a wider variety of, banking and wealth management services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and wealth management customers, we may be unable to grow our loan and deposit portfolios and our commissions and brokers’ fees, and our business, results of operations and financial condition may be adversely affected.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, as well as those of our customers engaging in internet banking activities.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  Although we have procedures in place to prevent or limit the effects of any of these potential problems and intend to continue to implement security technology and establish operational procedures to prevent such occurrences, we cannot guarantee that these measures will be successful.  Any interruption in, or breach in security of, our computer systems and network infrastructure, as well as those of our customers engaging in internet banking activities, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2012, the fair value of our securities available for sale was approximately $1.0 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for and valuation of these types of securities.

We invest in tax-exempt state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2012, we had $280.3 million of municipal securities, which represented 28.0% of our total securities portfolio. In recent years, several of these insurers have come under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such downgrade could adversely affect our liquidity, financial condition and results of operations.

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

In addition, the prospect of certain European Union (“EU”) member states being unable to repay or refinance government debt without assistance have negatively impacted economic conditions and global markets.  The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets.  The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

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

	2012		2011
Market Prices of Common Stock	High	Low	High	Low
First Quarter	$5.30	$4.56	$5.28	$4.52
Second Quarter	$5.10	$4.42	$5.70	$4.75
Third Quarter	$5.00	$4.51	$5.39	$3.76
Fourth Quarter	$4.97	$4.09	$5.46	$4.05

During 2012 and 2011, First Busey declared cash dividends per share of common stock as follows:

	2012	2011
January	$.04	$.04
April	$.04	$.04
July	$.04	$.04
October	$.04	$.04
December	$.08	$—

In December 2012, the Company declared a quarterly cash dividend of $0.04 per share on the Company’s common stock and an additional cash dividend of $0.04 per share.  The quarterly dividend was intended by the board of directors to be an acceleration of the regular quarterly dividend the Company otherwise would have declared in January 2013.  The Company’s board of directors and management are currently committed to continuing to pay regular cash dividends; however, no guarantee can be given with respect to future dividends, as they are dependent on certain regulatory restrictions, future earnings, capital requirements and financial condition of the Company and its subsidiaries.

As of March 14, 2013, First Busey Corporation had 86,683,731 shares of common stock outstanding held by 1,353 holders of record.

Stock Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the year ended December 31, 2012.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of one million shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or until action by the board of directors to discontinue the plan.  The plan has not been discontinued to date, and as of December 31, 2012, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

Performance Graph

The following graph compares First Busey’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the NASDAQ Composite and the SNL Midwest Bank Index for the five years ended December 31, 2012.

First Busey Corporation
Stock Price Performance

Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Busey Corporation	$100.00	$96.20	$21.54	$26.98	$29.63	$28.95
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Midwest Bank Index	100.00	65.79	55.75	69.23	65.39	78.71

The banks in the SNL Midwest Bank Index represent all publicly traded banks, thrifts or financial service companies located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, South Dakota and Wisconsin.

Item 6.  Selected Financial Data

Selected Consolidated Financial Information

The following selected financial data as of year-end and for each of the five years in the period ended December 31, 2012, have been derived from First Busey’s audited Consolidated Financial Statements and the results of operations for each period.  This financial data should be read in conjunction with the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Balance Sheet Items
Securities available for sale	$1,001,497	$831,749	$599,459	$569,640	$632,671
Gross loans, including loans held for sale	2,073,110	2,051,344	2,368,777	2,792,823	3,257,581
Allowance for loan losses	48,012	58,506	76,038	100,179	98,671
Total assets	3,618,056	3,402,122	3,605,003	3,814,852	4,460,093
Tangible assets(1)	3,584,667	3,365,418	3,564,761	3,770,522	4,203,225
Total deposits	2,980,292	2,763,454	2,916,366	3,171,080	3,506,693
Short-term debt(2)	139,024	127,867	138,982	142,325	265,980
Long-term debt	7,000	19,417	43,159	82,076	134,493
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000	55,000
Stockholders’ equity	408,797	409,267	420,505	328,128	454,817
Common stockholders’ equity	336,133	336,603	288,643	228,128	454,817
Tangible common stockholders’ equity(3)	307,976	306,495	256,174	193,077	197,949
Results of Operations
Interest and dividend income	$116,916	$132,819	$156,183	$184,510	$220,347
Interest expense	14,770	22,426	39,032	70,109	97,148
Net interest income	102,146	110,393	117,151	114,401	123,199
Provision for loan losses	16,500	20,000	42,000	251,500	98,250
Net income (loss)(4)	18,724	24,531	18,060	(327,880)	(37,947)
Per Share Data
Diluted earnings (loss)	$0.22	$0.29	$0.27	$(7.85)	$(1.06)
Cash dividends	0.24	0.16	0.16	0.40	0.80
Book value(5)	3.88	3.89	3.65	3.45	12.70
Tangible book value(6)	3.49	3.46	3.14	2.78	5.53
Closing stock price	4.65	5.00	4.70	3.89	18.24
Other Information
Return on average assets	0.53%	0.71%	0.49%	(7.75)%	(0.89)%
Return on average common equity	5.49%	7.66%	7.75%	(86.96)%	(7.39)%
Net interest margin(7)	3.24%	3.52%	3.58%	3.05%	3.34%
Equity to assets ratio(8)	9.74%	9.22%	6.39%	8.92%	12.00%
Dividend payout ratio(9)	109.09%	55.26%	58.79%	N/A	N/A

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of First Busey and subsidiaries for the years ended December 31, 2012, 2011, and 2010.  It should be read in conjunction with “Item 1. Business,” “Item 6. Selected Financial Data,” the Consolidated Financial Statements and the related Notes to the Consolidated Financial Statements included in this Annual Report.

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

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity at December 31, 2012 or 2011. Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.  Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in 2012, 2011 and 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2012, although there is no guarantee that those assets will be recognizable in future periods.

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

Executive Summary

Operating Results

	Year Ended December 31:
	2012	2011	2010
Net income:
Consolidated	$22,357	$29,873	$23,230
Busey Bank	19,162	28,504	21,230
FirsTech	935	1,437	1,821
Busey Wealth Management	3,363	3,095	3,283
Consolidated earnings per share, fully-diluted	$0.22	$0.29	$0.27

Operating Performance

First Busey Corporation’s net income for the year ended December 31, 2012 was $22.4 million and net income available to common shareholders was $18.7 million, or $0.22 per fully-diluted common share, as compared to net income of $29.9 million and net income available to common shareholders of $24.5 million, or $0.29 per fully-diluted common share, for the year ended December 31, 2011. As net interest income margins have compressed, non-interest income sources of revenue have increased. The decrease in net income from year to year is due in large part to the previously disclosed commitment to our commercial banking and fee-based businesses, which have increased certain costs. This commitment is the centerpiece of our long term strategy to build quality asset and fee growth based upon solid capital and a careful balance of risk and return.

Significant operating performance items were:

•                  Net interest income for the year ended December 31, 2012 was $102.1 million compared to $110.4 million for the same period of 2011. Year-over-year net interest income declines were driven by decreases in average loan volumes and yields, which have prompted initiatives to foster quality asset growth. Additional liquidity generated by our growing deposit base has primarily been deployed into our investment portfolio over the past year which has a lower average yield than our loan portfolio.

•                  Net interest margin for the year ended December 31, 2012 decreased to 3.24% compared to 3.52% for the same period of 2011. The Company continued to experience downward pressure on its yield on interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets, which has been experienced throughout the banking industry.

•                  The efficiency ratio for the year ended December 31, 2012 was 68.54%, as compared to 59.03% for the same period of 2011. Efficiency ratios have been influenced throughout the year by a number of events (such as our core conversion and branch closures which are discussed in more detail in the Other Expense section below).

•                  FirsTech’s net income for the year ended December 31, 2012 was $0.9 million as compared to $1.4 million for the year ended December 31, 2011 due to decreased volume of online bill payments and increased investments in talent to support future growth.

•                  Busey Wealth Management’s net income for the year ended December 31, 2012 was $3.4 million as compared to $3.1 million for the year ended December 31, 2011.

Asset Quality

While much internal focus has been directed toward organic growth, our commitment to credit quality remains strong. We continue to expect gradual improvement in our overall asset quality during 2013; however, this remains dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter. The key metrics are as follows:

•    Non-performing loans decreased to $25.4 million at December 31, 2012 from $38.5 million at December 31, 2011.

•             Illinois/Indiana non-performing loans decreased to $17.8 million at December 31, 2012 from $27.7 million at December 31, 2011.

•             Florida non-performing loans decreased to $7.6 million at December 31, 2012 from $10.8 million at December 31, 2011.

•    Loans 30-89 days past due decreased to $2.3 million at December 31, 2012 from $4.7 million at December 31, 2011.

•      Other non-performing assets, primarily consisting of other real estate owned, decreased to $3.5 million at December 31, 2012 from $8.5 million at December 31, 2011.

•      The ratio of non-performing assets to total loans plus other non-performing assets at December 31, 2012 decreased to 1.39% from 2.28% at December 31, 2011.

•      The allowance for loan losses to non-performing loans ratio increased to 189.32% at December 31, 2012 from 151.91% at December 31, 2011.

•      The allowance for loan losses to total loans ratio decreased to 2.32% at December 31, 2012 from 2.85% at December 31, 2011.

•      Net charge-offs of $27.0 million recorded for the year ended December 31, 2012 were lower than the $37.5 million recorded for the year ended December 31, 2011.

•      Provision expense of $16.5 million for the year ended December 31, 2012 decreased from the $20.0 million recorded for the year ended December 31, 2011.

Overview and Strategy

The Company takes great pride in the extensive organizational transformation successfully executed by our associates during 2012. From launching a new sales model in our commercial banking division which we believe has turned the corner on loan growth, to continued strides in strengthening credit, we believe we have positioned ourselves for greater opportunities in the future. With the creation of Trevett Capital Partners, we have expanded our wealth services capabilities in Florida, while also investing in talent to promote our fee-based wealth, payment processing and cash management business in the Midwest. We also completed a core data processing system conversion to support the developing product needs of our customers and the profitability metrics needed to dynamically manage a growing business.

Following an extensive analysis, we closed two limited service branches and one full service branch at the end of the fourth quarter of 2012.  We also finalized plans to close four more branches in strategic markets spread across Illinois during the second quarter of 2013.  To support a steady earnings flow to our shareholders, we elected to offset some of the related exit costs with securities gains.  Our research indicated customer usage patterns at targeted facilities were duplicated by other nearby branches, enabling us to deploy our resources more efficiently through consolidation of our network.  In addition, the Company is expanding its toll-free customer support hours and continually monitors avenues of development for innovative mobile channels of delivery.  The process of understanding and optimizing best avenues for service distribution will be an ongoing exercise.

In 2013 we will continue to monitor our investments and revenue growth with the greatest of care as we strive to deliver optimal value to our shareholders. With a healthy capital foundation, consistent earnings and dividend history, strong credit quality, and a reinforced sales model, we believe we remain well positioned to explore potential external growth opportunities to enhance and complement our mission to achieve positive organic growth. We take pride in our past and look confidently towards our future.

Results of Operation — Three Years Ended December 31, 2012

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

Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$263,017	$666	0.25%	$282,634	$722	0.26%	$155,132	$391	0.25%

Investment securities:
U.S. Treasuries and Agencies	447,720	7,776	1.74%	387,137	9,173	2.37%	355,654	9,678	2.72%
Obligations of states and political subdivisions(1)	222,931	6,735	3.02%	107,746	4,363	4.05%	80,975	4,583	5.66%
Other securities	273,099	5,104	1.87%	236,031	5,297	2.24%	126,579	4,275	3.38%
Loans(1), (2), (3)	2,014,797	98,963	4.91%	2,173,408	115,157	5.30%	2,609,337	139,231	5.34%
Total interest-earning assets(1)	$3,221,564	$119,244	3.70%	$3,186,956	$134,712	4.23%	$3,327,677	$158,158	4.75%

Cash and due from banks	77,482			76,651			80,174
Premises and equipment	70,748			71,446			75,597
Allowance for loan losses	(52,243)			(71,031)			(92,792)
Other assets	186,125			209,389			258,175
Total assets	$3,503,676			$3,473,411			$3,648,831

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$42,532	$66	0.16%	$39,900	$91	0.23%	$40,260	$118	0.29%
Savings deposits	196,592	223	0.11%	188,539	318	0.17%	176,518	386	0.22%
Money market deposits	1,366,068	2,952	0.22%	1,236,225	3,858	0.31%	1,160,790	5,607	0.48%
Time deposits	741,038	9,255	1.25%	877,011	14,393	1.64%	1,199,114	26,603	2.22%
Short-term borrowings:
Federal funds purchased	—	—	—%	—	—	—%	5	—	—%
Repurchase agreements	132,150	279	0.21%	127,095	367	0.29%	134,207	554	0.41%
Other	—	35	—%	—	38	—%	2,016	86	4.26%
Long-term debt	13,531	648	4.79%	29,024	1,442	4.97%	63,860	2,930	4.59%
Junior subordinated debt issued to unconsolidated trusts	55,000	1,312	2.39%	55,000	1,919	3.49%	55,000	2,748	5.00%
Total interest-bearing liabilities	$2,546,911	$14,770	0.58%	$2,552,794	$22,426	0.88%	$2,831,769	$39,032	1.38%

Net interest spread			3.12%			3.35%			3.37%

Noninterest- bearing deposits	515,934			472,516			450,106
Other liabilities	26,982			29,228			33,716
Stockholders’ equity	413,849			418,873			333,240
Total liabilities and stockholders’ equity	$3,503,676			$3,473,411			$3,648,831

Interest income/earning assets(1)	$3,221,564	$119,244	3.70%	$3,186,956	$134,712	4.23%	$3,327,677	$158,158	4.75%
Interest expense/earning assets	$3,221,564	$14,770	0.46%	$3,186,956	$22,426	0.71%	$3,327,677	$39,032	1.17%
Net interest margin(1)		$104,474	3.24%		$112,286	3.52%		$119,126	3.58%

(1)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

(2)Non-accrual loans have been included in average loans, net of unearned discount.

(3)Includes loan fee income of $2.0 million, $1.4 million and $1.0 million for 2012, 2011 and 2010, respectively.

Average Balance Sheets and Interest Rates (continued)

Changes in Net Interest Income:

	Years Ended December 31, 2012, 2011, and 2010
	Year 2012 vs. 2011 Change due to(1)			Year 2011 vs. 2010 Change due to(1)
	Average Volume	Average Yield/Rate	Total Change	Average Volume	Average Yield/Rate	Total Change
	(dollars in thousands)
Increase (decrease) in interest income:
Interest-bearing bank deposits	$(50)	$(6)	$(56)	$326	$5	$331
Investment securities:
U.S. Treasuries and agencies	1,294	(2,691)	(1,397)	812	(1,317)	(505)
Obligations of state and political subdivisions(2)	3,707	(1,335)	2,372	1,283	(1,503)	(220)
Other securities	765	(958)	(193)	2,803	(1,781)	1,022
Loans(2)	(8,097)	(8,097)	(16,194)	(23,104)	(970)	(24,074)
Change in interest income(2)	$(2,381)	$(13,087)	$(15,468)	$(17,880)	$(5,566)	$(23,446)

Increase (decrease) in interest expense:
Interest-bearing transaction deposits	$6	$(31)	$(25)	$(1)	$(26)	$(27)
Savings deposits	13	(108)	(95)	25	(93)	(68)
Money market deposits	374	(1,280)	(906)	344	(2,093)	(1,749)
Time deposits	(2,022)	(3,116)	(5,138)	(6,201)	(6,009)	(12,210)
Federal funds purchased	—	—	—	—	—	—
Repurchase agreements	14	(102)	(88)	(28)	(159)	(187)
Other short-term borrowings	—	(3)	(3)	(24)	(24)	(48)
Long-term debt	(744)	(50)	(794)	(1,713)	225	(1,488)
Junior subordinated debt owed to unconsolidated trusts	—	(607)	(607)	—	(829)	(829)
Change in interest expense	$(2,359)	$(5,297)	$(7,656)	$(7,598)	$(9,008)	$(16,606)
Increase (decrease) in net interest income(2)	$(22)	$(7,790)	$(7,812)	$(10,282)	$3,442	$(6,840)

Percentage decrease in net interest income over prior period			(7.0)%			(5.7)%

(1)Changes due to both rate and volume have been allocated proportionally.

(2)On a tax-equivalent basis, assuming a federal income tax rate of 35%.

Earning Assets, Sources of Funds, and Net Interest Margin

Average earning assets increased $34.6 million, or 1.1%, to $3.22 billion in 2012 as compared to $3.19 billion in 2011. Average earning assets decreased $140.7 million, or 4.2%, to $3.19 billion in 2011 as compared to $3.33 billion in 2010.  In 2012, investment securities increased, which more than offset the decline in average loans; however, at a much lower yield.  The 2011 decline in the average balance of earning assets was due primarily to the decrease in loans as we continued to actively remove under and non-performing loans from our loan portfolio. Soft loan demand and strong competition effected our ability to grow loans in 2012 and 2011.  Interest-bearing liabilities decreased slightly in 2012 compared to 2011.  Interest-bearing liabilities averaged $2.55 billion in 2011, a decrease of $279.0 million from the average balance of $2.83 billion in 2010. The decrease in interest-bearing liabilities in both periods was due to a focus on reducing our non-core funding, which we were able to do in light of a decrease in our average loans and a continued increase in our average noninterest-bearing deposits during 2012 and 2011.

Interest income, on a tax-equivalent basis, decreased $15.5 million, or 11.5%, to $119.2 million in 2012 from $134.7 million in 2011.  Interest income, on a tax-equivalent basis, decreased $23.4 million, or 14.8%, to $134.7 million in 2011 from $158.2 million in 2010. The interest income declines in 2012 and 2011 were primarily related to decreases in loan volume as well as decreased yields in the continued low interest rate environment.

Interest expense decreased during 2012 by $7.7 million, or 34.1%, to $14.8 million from $22.4 million in 2011. Interest expense decreased during 2011 by $16.6 million, or 42.5%, to $22.4 million from $39.0 million in 2010. The decreases in interest expense during the past two years were primarily due to the declining deposit and debt interest rate environment present since 2008.  Additionally, as our loan balances declined and we increased noninterest-bearing deposits, we were able to reduce our non-core funding sources.

Net interest income, on a tax-equivalent basis, decreased $7.8 million, or 6.96%, in 2012 as compared to 2011.  Net interest income, on a tax-equivalent basis, decreased $6.8 million, or 5.74%, in 2011 as compared to 2010.  Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.24% in 2012 from 3.52% in 2011 and 3.58% during 2010.  The net interest spread, also on a tax-equivalent basis, was 3.12% in 2012 compared to 3.35% in 2011, which was relatively steady with 3.37% in 2010.

The quarterly net interest margins are as follows:

	2012	2011	2010
First Quarter	3.31%	3.55%	3.52%
Second Quarter	3.21%	3.54%	3.49%
Third Quarter	3.25%	3.57%	3.64%
Fourth Quarter	3.20%	3.44%	3.68%

We continue to experience downward pressure on our yield in interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets, which has been experienced throughout the banking industry.  While net interest margin levels stabilized in the last three quarters of 2012, we have limited ability to improve margin through funding rate decreases and we believe further improvements in margin will be achieved in the short term through redeployment of our liquid funds into higher yielding assets. The Company has continued efforts to support organic growth of high quality loans through investment in sales talent and more robust, dynamic relationship building.

As a general matter, management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.

Other Income

	As of December 31,
	2012	2011	% Change	2011	2010	% Change
	(dollars in thousands)
Trust fees	$17,592	$15,657	12.4%	$15,657	$14,231	10.0%
Commissions and brokers’ fees, net	2,102	1,858	13.1%	1,858	1,756	5.8%
Remittance processing	8,426	9,196	(8.4)%	9,196	9,349	(1.6)%
Service charges on deposit accounts	11,646	12,616	(7.7)%	12,616	11,490	9.8%
Other service charges and fees	5,717	5,298	7.9%	5,298	5,102	3.8%
Gain on sales of loans	12,535	10,945	14.5%	10,945	16,130	(32.1)%
Security gains, net	1,597	170	839.4%	170	1,018	(83.3)%
Other	7,237	3,275	121.0%	3,275	3,677	(10.9)%
Total other income	$66,852	$59,015	13.3%	$59,015	$62,753	(6.0)%

Total other income increased $7.8 million in 2012 from 2011 while it decreased $3.7 million in 2011 from 2010.  The increase in 2012 was a result of several revenue sources while the decrease in 2011 primarily related to a market-driven decline in gains on sales of loans compared to 2010.

Combined wealth management revenue, which includes trust fees and commissions and broker’s fees, net, rose $2.2 million in 2012 compared to 2011, and rose $1.5 million in 2011 as compared to 2010.  The 2012 increases were led by organic growth, which increased assets under management (“AUM”) and heightened activity in services to agriculture-based businesses.  Farmland values increased dramatically during 2012, triggering additional land sale commissions and appraisal activity at robust levels which are likely to normalize in the coming year.  In addition, overall AUM also improved as a result of increased securities market valuations and returns on investments for 2012 and 2011.  AUM averaged $4.2 billion as of December 31, 2012 as compared to $3.8 billion for December 31, 2011 and $3.5 billion for December 31, 2010.

Remittance processing revenue relates to our payment processing company, FirsTech. FirsTech’s revenue decreased in 2012 compared to 2011 while remaining relatively steady in 2011 compared to 2010.  The 2012 decrease is primarily the result of decreased volume of online bill payments.

Overall, service charges remained relatively steady in 2012 as compared to 2011 and increased $1.3 million in 2011 as compared to 2010.  Over the past few years we have seen new regulation regarding certain charges on deposit accounts.  In addition, changing behaviors by our client base to avoid fees and changes in product mix are also affecting service charges.

Gain on sales of loans increased $1.6 million in 2012 as compared to 2011, following a decrease of $5.2 million in 2011 as compared to 2010.  Residential mortgage fee activity increased in 2012 compared to 2011, based on strong loan production, an active market for refinancing and positive momentum in the home purchase market.  The decrease in 2011 was a primarily a result of lower loan refinancing activity during the year.

Security gains, net increased in 2012 as compared to 2011 as the Company sold securities to maintain a steady operating earnings stream to shareholders during the core conversion launch and branch closure impairments.  Please see “Note 3 — Securities” in the Notes to the Consolidated Financial Statements for a full discussion of securities.

Other increased in 2012 as compared to 2011, following a decrease in 2011 as compared to 2010.  The significant increase in 2012 was primarily from income earned on private equity investment funds for which the Company recorded a net gain of $3.1 million. $2.1 million of this gain relates to income earned from an investment in a local, community-focused fund.  This gain was non-recurring; therefore, the Company does not expect the other category to show significant increases in future years.  The Company has successfully invested in various private equity funds for more than ten years.

Other Expense

	As of December 31,
	2012	2011	% Change	2011	2010	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$53,668	$43,344	23.8%	$43,344	$41,219	5.2%
Employee benefits	11,124	9,896	12.4%	9,896	9,693	2.1%
Total compensation expense	$64,792	$53,240	21.7%	$53,240	$50,912	4.6%

Net occupancy expense of premises	8,899	8,897	—%	8,897	9,135	(2.6)%
Furniture and equipment expense	5,146	5,277	(2.5)%	5,277	5,962	(11.5)%
Data processing	11,061	8,635	28.1%	8,635	7,977	8.2%
Amortization of intangible assets	3,315	3,538	(6.3)%	3,538	4,088	(13.5)%
Regulatory expense	2,543	4,109	(38.1)%	4,109	6,978	(41.1)%
OREO expense	1,303	1,192	9.3%	1,192	1,872	(36.3)%
Other	22,585	19,677	14.8%	19,677	18,286	7.6%
Total other expense	$119,644	$104,565	14.4%	$104,565	$105,210	(0.6)%

Income taxes	$10,497	$14,970	(29.9)%	$14,970	$9,464	58.2%
Effective rate on income taxes	31.9%	33.4%		33.4%	28.9%

Efficiency ratio	68.54%	59.03%		59.03%	55.91%

Total other expense increased by $15.1 million in 2012 as compared to 2011 and decreased by $0.6 million in 2011 as compared to 2010.

Total compensation expense increased in 2012 as compared to 2011 and in 2011 as compared to 2010.  The increase was a part of our long-term plan and represents our investment in additional talent to drive future business expansion, including our addition of Trevett Capital Partners. This initiative started in late 2011 as we began to rebuild in select areas of the organization to spur organic growth and support a diversified revenue stream. At December 31, 2012 there were 948 full-time equivalent employees, compared to 888 at December 31, 2011 and 866 at December 31, 2010.

Combined net occupancy expense of premises and furniture and equipment expenses decreased in 2012 as compared to 2011 and in 2011 as compared to 2010, as we continue to evaluate our operations and execute appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased in 2012 as compared to 2011 and in 2011 as compared to 2010.  In 2012, we completed a core processing system conversion which we believe will provide for greater customization and technological agility going forward.  Costs of the system upgrade were the primary cause of increased data processing expenses in 2012 over 2011.  The remaining increase, as well as the 2011 increase over 2010, are a result of continued investment in additional systems and hardware and growth and enhancements in online and mobile service channels.

Amortization expense decreased in 2012 as compared to 2011 and decreased in 2011 as compared to 2010 as we were in our fifth year of amortization arising from the merger with Main Street and a previous acquisition was fully amortized in 2010.  The amortization is on an accelerated basis; thus, barring further acquisitions, we expect amortization expense to continue to gradually decline in the coming years.

Regulatory expense decreased in 2012 as compared to 2011 and in 2011 as compared to 2010 as a result of the change in the FDIC’s assessment methodology for financial institutions which became effective April 1, 2011.  We anticipate that our regulatory expense will generally remain at lower levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal expenses, increased in 2012 as compared to 2011 and decreased in 2011 as compared to 2010.  This expense fluctuates based on the number of commercial properties we hold throughout the year, as under performing commercial properties require a greater expense to carry and operate than residential properties.

Other expense increased $2.9 million in 2012 as compared to 2011.  A large portion of this increase relates to impairment charges recorded for our previously announced branch closings scheduled for April 2013.  The remaining increase was due to various conversion related expenses and additional marketing and business development costs.  Other expense increased $1.4 million in 2011 as compared to 2010.  We categorize our OREO gains/losses on sale in other expense.  In 2011, a gain of $0.2 million was recorded versus a gain in 2010 of $1.7 million.  The large gain in 2010 reduced the level of operating expenses in 2010, which resulted in an increase on a comparative basis to the 2011 net expenses.

The effective rate on income taxes, or income taxes divided by income before taxes, of 32.0%, 33.4% and 28.9% for the years ended December 31, 2012, 2011 and 2010, respectively, was lower than the combined federal and state statutory rate of approximately 41%. This was due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a greater portion of our taxable income.  In January 2011, the State of Illinois passed an income tax increase for both individuals and corporations.  This increased our state tax expense for 2012 and 2011 and will continue to do so in future years if rates remain at current levels.  In addition, in August 2012, State of Illinois enterprise zone reform eliminated certain tax exemptions for which we previously qualified, also increasing our 2012 tax expense.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, less security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio increased in 2012 as compared to 2011 and increased in 2011 as compared to 2010.  Efficiency ratios have been influenced throughout the past two years as we added full time equivalent employees.  In addition, in 2012, the core conversion and branch closures also have an impact on the ratio.

Balance Sheet — December 31, 2012 and December 31, 2011

Significant Balance Sheet Items

	December 31, 2012	December 31, 2011	% Change
	(dollars in thousands)
Assets
Securities available for sale	$1,001,497	$831,749	20.4%
Loans, including held for sale (net of allowance for loan losses 2012 $48,012; 2011 $58,506)	2,025,098	1,992,838	1.6%

Total assets	$3,618,056	$3,402,122	6.3%

Liabilities
Deposits:
Noninterest-bearing	$611,043	$503,118	21.5%
Interest-bearing	2,369,249	2,260,336	4.8%
Total deposits	2,980,292	2,763,454	7.8%

Securities sold under agreements to repurchase	139,024	127,867	8.7%
Long-term debt	7,000	19,417	(63.9)%

Total liabilities	$3,209,259	$2,992,855	7.2%

Stockholders’ equity	$408,797	$409,267	(0.1)%

Our balance sheet increased by 6.3% during 2012.  Overall, assets increased by $215.9 million. Securities available for sale increased by $169.7 million, or 20.4%, at December 31, 2012 compared to December 31, 2011.  Net loans, including loans held for sale, increased by $32.3 million, or 1.6%, at December 31, 2012 compared to December 31, 2011.  The banking industry as a whole continues to face challenges with respect to quality asset growth.  In 2011 and 2012, we invested in additional talent to help drive future business expansion.

Liabilities increased by $216.4 million, or 7.2%, at December 31, 2012 compared to December 31, 2011.  We have been able to grow our core deposit base as evidenced by our growth in noninterest-bearing deposits of $107.9 million.  In addition, interest-bearing deposits increased $108.9 million.  We believe our deposit growth is indicative of the success of our relationship sales model, which includes improved cross-sales to our customer base.  While securities sold under agreements to repurchase increased $11.1 million, or 8.7%, at December 31, 2012 compared to December 31, 2011, core growth has generally supported the reduction in higher cost funding alternatives such as long-term debt, which decreased by $12.4 million, from December 31, 2011 to December 31, 2012.

Stockholders’ equity remained relatively steady at December 31, 2012 as compared to December 31, 2011, as earnings for the period were offset by dividends paid.  The Company accelerated its 2013 first quarter dividend of $0.04 per common share into the fourth quarter of 2012 and paid an additional cash dividend of $0.04 per common share in the fourth quarter as well. The combined dividend of $0.08 per common share was paid on December 31, 2012 to shareholders of record as of December 24, 2012. The decision to pay both dividends on December 31, 2012 was due to the uncertainty surrounding U.S. tax policy and our desire to maximize shareholder value and return while potentially reducing shareholder dividend income tax burden.

Investment Securities

We have classified all investment securities as securities available for sale.  These securities are held with the option of their disposal in the foreseeable future to meet investment and liquidity objectives or for other operational needs.  Securities available for sale are carried at fair value.  As of December 31, 2012, the fair value of these securities was $1.0 billion and the amortized cost was $978.5 million.  There were $23.3 million of gross unrealized gains and $0.3 million of gross unrealized losses for a net unrealized gain of $23.0 million.  The unrealized gain, net of tax, of $13.5 million has been included in stockholders’ equity.

The composition of securities available for sale was as follows:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
U.S. Treasury securities	$104,656	$46,035	$381	$782	$758
Obligations of U.S. government corporations and agencies	370,194	349,031	333,135	346,030	408,107
Obligations of states and political subdivisions	280,288	154,437	76,935	82,546	92,194
Residential mortgage-backed securities	217,715	278,115	183,006	135,285	125,218
Corporate debt securities	24,714	2,583	1,499	1,721	3,097
Mutual funds and other equity securities	3,930	1,548	4,503	3,276	3,297
Fair value of securities available for sale	$1,001,497	$831,749	$599,459	$569,640	$632,671
Amortized cost	$978,477	$809,439	$584,469	$555,016	$616,349
Fair value as a percentage of amortized cost	102.35%	102.76%	102.56%	102.63%	102.65%

The Bank’s portfolio totaled $990.9 million at December 31, 2012 compared to $823.1 million at December 31, 2011. The increase in the Bank’s portfolio during 2012 and over the past two years was due primarily to the investment of funds resulting from a decrease in loans and having more liquidity on the balance sheet.

The primary purposes of the investment portfolio include providing a source of liquidity, providing collateral for pledging purposes against public monies and repurchase agreements, serving as a tool for interest rate risk positioning and providing a source of earnings by deploying funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  Pledged securities totaled $489.1 million, or 48.9%, and $359.9 million, or 43.3% at December 31, 2012 and 2011, respectively.  Approximately 37% of the Company’s obligations of states and political subdivisions portfolio consists of securities issued by municipalities in Illinois, including $5.0 million in direct exposure to the State of Illinois.  As of December 31, 2012, the Company did not have any non-agency issued securities that exceeded 10% of the Company’s total stockholders’ equity.

The maturities, fair values and weighted average yields of debt securities available for sale as of December 31, 2012 were:

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years through 10 years		Due after 10 years
Investment Securities(1)	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
	(dollars in thousands)
U.S. Treasury securities	$384	1.88%	$103,752	0.79%	$520	1.68%	$—	—%
Obligations of U.S. government corporations and agencies	107,241	2.25%	262,399	1.43%	554	2.65%	—	—%
Obligations of states and political subdivisions (2)	34,189	2.48%	167,808	2.33%	61,111	3.30%	17,180	5.68%
Residential mortgage-backed securities	—	—%	—	—%	161,900	2.54%	55,815	3.01%
Corporate debt securities	183	5.61%	23,546	1.06%	985	5.52%	—	—%
Total	$141,997	2.31%	$557,505	1.57%	$225,070	2.76%	$72,995	3.64%

(1) Excludes mutual funds and other equity securities.

(2) On a tax-equivalent basis, assuming a federal income tax rate of 35% (the effective federal income tax rate as of December 31, 2012).

Overall in 2012, the investment portfolio grew by 20.4% as First Busey deployed additional funds not needed to fulfill loan demand, deposit redemptions or other liquidity purposes.  We consider many factors in determining the composition of our investment portfolio including, but not limited to, credit quality, duration, interest rate risk, liquidity, tax-equivalent yield, regulatory and overall portfolio allocation.  We have not experienced credit related losses in our investment portfolio and all classes of investments had valuations at December 31, 2012 in excess of their respective cost basis.

Loan Portfolio

The composition of our loan portfolio as of the dates indicated was as follows:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Commercial	$433,688	$407,855	$439,393	$494,374	$551,580
Commercial real estate	981,132	980,216	1,072,817	1,210,807	1,179,155
Real estate construction	86,101	104,865	154,411	299,754	703,083
Retail real estate	559,836	540,146	657,096	719,557	765,358
Retail other	12,353	18,262	45,060	68,331	58,405
Loans	$2,073,110	$2,051,344	$2,368,777	$2,792,823	$3,257,581

Loans, including loans held for sale and deferred loan fees, before allowance for loan losses, increased 1.1% to $2.07 billion as of December 31, 2012 from $2.05 billion at December 31, 2011.  The largest increase, of $25.8 million, was in commercial loans while the largest decline was in real estate construction loans at $18.8 million. Our focus is to grow loans through relationship banking rather than transactional banking.  Relationship banking implies a primary banking relationship with the borrower that includes, at minimum, an active deposit banking relationship in addition to the lending relationship. In 2012, we made a significant investment in our commercial banking and cash management businesses to improve penetration in our current markets and widen our sphere of influence to surrounding areas.

Geographic distribution of loans was as follows:

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012

Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)
Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506

Net loans				$1,977,589

(1) Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academic and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges of recent years.  Although our downstate Illinois and Indiana markets experienced some economic distress during such period, they have not experienced it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, declines in discretionary spending brought on by uncertain economic conditions have impacted that economy, notwithstanding recent improvement in certain economic indicators.  Starting in late 2011, we implemented changes we believe will facilitate growth while continuing to focus on reducing problem loans.  Achieving meaningful organic growth remains a significant focus for us.

Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $495.7 million and $514.8 million as of December 31, 2012 and 2011, respectively.

As illustrated by the tables above, we have a concentration of loans within commercial real estate. Generally, these loans are collateralized by assets of the borrowers.  The loans are expected to be repaid from cash flows or from proceeds from the sale of selected assets of the borrowers.

The following table sets forth remaining maturities of selected loans (excluding certain real estate-mortgage loans and installment loans to individuals) at December 31, 2012:

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
	(dollars in thousands)
Commercial	$257,715	$149,618	$26,355	$433,688
Commercial real estate	284,688	584,407	112,037	981,132
Real estate construction	54,544	27,362	4,195	86,101
Total	$596,947	$761,387	$142,587	$1,500,921

Interest rate sensitivity of selected loans
Fixed rate	$278,545	$511,593	$127,466	$917,604
Adjustable rate	318,402	249,794	15,121	583,317
Total	$596,947	$761,387	$142,587	$1,500,921

Allowance for Loan Losses

The following table shows activity affecting the allowance for loan losses:

	Years ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Average loans outstanding during period	$2,014,797	$2,173,408	$2,609,337	$3,138,708	$3,163,739
Allowance for loan losses:
Balance at beginning of period	$58,506	$76,038	$100,179	$98,671	$42,560

Loans charged-off:
Commercial	$(4,422)	$(10,726)	$(10,896)	$(7,812)	$(2,035)
Commercial real estate	(15,874)	(14,298)	(28,576)	(41,929)	(10,909)
Real estate construction	(2,219)	(7,556)	(28,268)	(186,676)	(18,378)
Retail real estate	(6,910)	(12,165)	(12,751)	(16,781)	(11,172)
Retail other	(638)	(668)	(552)	(385)	(403)
Total charge-offs	$(30,063)	$(45,413)	$(81,043)	$(253,582)	$(42,897)
Recoveries:
Commercial	$757	$1,562	$185	$107	$205
Commercial real estate	502	1,047	2,849	718	6
Real estate construction	598	1,268	11,241	1,970	10
Retail real estate	978	2,615	513	666	392
Retail other	234	1,389	114	129	145
Total recoveries	$3,069	$7,881	$14,902	$3,590	$758
Net loans charged-off	$(26,994)	$(37,532)	$(66,141)	$(249,992)	$(42,139)
Provision for loan losses	$16,500	$20,000	$42,000	$251,500	$98,250
Balance at end of period	$48,012	$58,506	$76,038	$100,179	$98,671
Ratios:
Net charge-offs to average loans	1.34%	1.73%	2.53%	7.96%	1.33%
Allowance for loan losses to total loans at period end	2.32%	2.85%	3.21%	3.59%	3.02%

The following table sets forth the allowance for loan losses by loan categories as of December 31 for each of the years indicated:

	2012		2011		2010		2009		2008
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Commercial	$8,034	20.9%	$11,082	19.9%	$13,840	18.5%	$9,824	17.7%	$16,707	16.9%
Commercial real estate	21,085	47.3%	27,018	47.8%	32,795	45.3%	38,249	43.4%	35,716	36.2%
Real estate construction	4,842	4.2%	7,288	5.1%	11,903	6.5%	37,490	10.7%	21,296	21.6%
Retail real estate	13,724	27.0%	12,633	26.3%	14,947	27.8%	12,753	25.8%	23,183	23.5%
Retail other	327	0.6%	485	0.9%	2,553	1.9%	1,440	2.4%	1,769	1.8%
Unallocated	—	NA	—	NA	—	NA	423	NA	—	NA
Total	$48,012	100.0%	$58,506	100.0%	$76,038	100.0%	$100,179	100.0%	$98,671	100.0%

Our allowance for loan losses was $48.0 million, or 2.32% of loans and $58.5 million, or 2.85% of loans, at December 31, 2012 and 2011, respectively.

We continue to see a decline in our net charge-offs.  As a portion of our allowance is based upon weighted historical charge-offs, the lesser amount of charge-offs in 2012, 2011 and 2010 replaced 2009, a year with significantly higher charge-offs in the historical data, causing the weighted historical average charge-off rate to decline.  The decreased levels of charge-offs and delinquency trends, along with declining loan balances, have led to a decrease in the allowance requirement. The market mix of our portfolio changed significantly in 2010, from primarily an Indiana and Florida base to an Illinois base.  As historical charge-off percentages in Illinois are significantly less than that of Indiana and Florida, this also contributed to the decrease in the required allowance based on weighted historical charge-offs for our loan portfolio, including our adversely graded portfolio.  The loss expectations for Indiana and Illinois were less than southwest Florida as real estate values did not experience the same level of decline in these areas.

Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down to the fair value of our interest in the underlying collateral. Our loan portfolio is collateralized primarily by real estate.

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

Our provision for loan losses was $16.5 million during 2012 compared to $20.0 million in 2011 and $42.0 million in 2010.  The decrease in provision expense during 2012 was reflective of management’s assessment of the risk in the loan portfolio as compared to the allowance for loan losses.  See further discussion of the non-performing loans, including geographic allocations, under the Non-performing Loans section.

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

The following table sets forth information concerning non-performing loans and performing restructured loans at December 31 for each of the years indicated:

	2012	2011	2010	2009	2008
	(dollars in thousands)
Non-accrual loans	$25,104	$38,340	$65,486	$82,133	$68,347
Loans 90+ days past due and still accruing	256	173	2,618	4,166	15,845
Total non-performing loans	$25,360	$38,513	$68,104	$86,299	$84,192

Repossessed assets	$2,949	$6,378	$9,154	$17,190	$15,786
Other assets acquired in satisfaction of debts previously contracted	501	2,074	6	51	8
Total non-performing other assets	$3,450	$8,452	$9,160	$17,241	$15,794

Total non-performing loans and non- performing other assets	$28,810	$46,965	$77,264	$103,540	$99,986
Non-performing loans to loans, before allowance for loan losses	1.22%	1.88%	2.88%	3.09%	2.58%
Non-performing loans and non-performing other assets to loans, before allowance for loan losses	1.39%	2.28%	3.26%	3.71%	3.07%
Performing restructured loans not included above	$22,051	$33,637	$28,233	$30,541	$45,604

We continue to drive positive trends across a range of credit indicators.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio and realize the benefits of gradually improving overall economic conditions.  Total non-performing assets were $28.8 million at December 31, 2012, compared to $47.0 million at December 31, 2011.

As of December 31, 2012, the Bank had charged-off $15.4 million of principal balance on loans that were on non-accrual status at December 31, 2012.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $15.4 million in loans, our non-accrual loans would have been that amount greater than the $25.1 million reported.

Please see “Note 4 — Loans” in the Notes to the Consolidated Financial Statements for further discussion of past due loans, impaired loans and restructured loans.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans decreased to $58.1 million at December 31, 2012 compared to $80.6 million at December 31, 2011.  The balance of potential problem loans is a reflection of continued challenging economic conditions, however we do not feel the potential losses will be as great as seen in the past, as evidenced in part by the lower balance of potential problem loans at December 31, 2012 compared to December 31, 2011.  Management continues to monitor these credits and anticipates that restructures, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of December 31, 2012, management identified no other loans that represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.  As of December 31, 2012, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

Deposits

As indicated in the following table, average noninterest-bearing deposits as a percentage of average total deposits increased to 18.0% for the year ended December 31, 2012, from 16.8% for the year ended December 31, 2011, which was an increase from 14.9% for the year ended December 31, 2010.  We continue to focus on deepening our relationship value with customers.

	Year Ended December 31,
	2012			2011			2010
	(dollars in thousands)
	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate	Average Balance	% Total	Average Rate
Noninterest-bearing demand deposits	$515,934	18.0%	0.00%	$472,516	16.8%	0.00%	$450,106	14.9%	0.00%
Interest-bearing demand Deposits	42,532	1.5%	0.16%	39,900	1.4%	0.23%	40,260	1.3%	0.29%
Savings/Money Market	1,562,660	54.6%	0.20%	1,424,764	50.6%	0.29%	1,337,308	44.2%	0.45%
Time deposits	741,038	25.9%	1.25%	877,011	31.2%	1.64%	1,199,114	39.6%	2.22%
Total	$2,862,164	100.0%	0.44%	$2,814,191	100.0%	0.66%	$3,026,788	100.0%	1.08%

Certificates of deposit and other time deposits of $100,000 and over at December 31, 2012 had the following maturities (dollars in thousands):

Under 3 months	$38,255
3 to 6 months	32,330
6 to 12 months	53,526
Over 12 months	78,317
Total	$202,428

At December 31, 2012, we did not have any brokered certificates of deposit.  National certificates of deposit at December 31, 2012 had the following maturities (dollars in thousands):

Under 3 months	$100
3 to 6 months	—
6 to 12 months	110
Over 12 months	475
Total	$685

Short-term Borrowings

The following table sets forth the distribution of short-term borrowings and weighted average interest rates thereon as of December 31, 2012, 2011 and 2010. Federal funds purchased and securities sold under agreements to repurchase generally represent overnight borrowing transactions. Other short-term borrowings consist of various demand notes and notes with maturities of less than one year.

	Federal funds purchased	Securities sold under agreements to repurchase	Other short-term borrowings
	(dollars in thousands)
2012
Balance, December 31, 2012	$—	$139,024	$—
Weighted average interest rate at end of period	—%	0.15%	—%
Maximum outstanding at any month end	$—	$146,710	$—
Average daily balance	$—	$132,150	$—
Weighted average interest rate during period (1)	—%	0.21%	—%

2011
Balance, December 31, 2011	$—	$127,867	$—
Weighted average interest rate at end of period	—%	0.21%	—%
Maximum outstanding at any month end	$—	$142,557	$—
Average daily balance	$—	$127,095	$—
Weighted average interest rate during period (1)	—%	0.29%	—%

2010
Balance, December 31, 2010	$—	$138,982	$—
Weighted average interest rate at end of period	—%	0.32%	—%
Maximum outstanding at any month end	$—	$141,276	$4,000
Average daily balance	$5	$134,207	$2,016
Weighted average interest rate during period (1)	—%	0.41%	4.26%

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

Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and, if needed, federal funds sold. The balances of these assets are dependent on our operating, investing, lending, and financing activities during any given period. Average liquid assets are summarized in the table below:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash and due from banks	$77,482	$76,651	$80,174
Interest-bearing bank deposits	263,017	282,634	155,132
Total	$340,499	$359,285	$235,306
Percent of average total assets	9.7%	10.3%	6.4%

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve and the Federal Home Loan Bank, and brokered deposits.  We have an operating line of credit with our correspondent lender in the amount of $20.0 million, of which all $20.0 million was available as of December 31, 2012.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of December 31, 2012, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity by actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

At December 31, 2012 the Bank’s capital ratios were in excess of the minimum capital ratios required to be “well capitalized” under regulatory standards. However, due to the significant losses at the Bank in 2009 and 2008, dividends were not paid from the Bank in 2012, 2011 or 2010.  Until such time as retained earnings have been restored, the Bank will not be permitted to pay dividends and we will need to request permission from the Bank’s primary regulator to receive any capital out of the Bank.  On January 22, 2013, with the approval of its primary regulator, the Bank transferred $50.0 million to the Company representing a return of capital and associated surplus as a result of an amendment to the Bank’s charter.

Off-Balance Sheet Arrangements

The Bank routinely enters into commitments to extend credit in the normal course of its business.  As of December 31, 2012 and 2011, we had outstanding loan commitments including lines of credit of $483.4 million, and $501.2 million, respectively.  The balance of commitments to extend credit represents future cash requirements and some of these commitments may expire without being drawn upon.  We anticipate we will have sufficient funds available to meet current loan commitments, including loan applications received and in process prior to the issuance of firm commitments.

Please see “Note 18 — Commitments, Contingencies and Credit Risk” in the Notes to the Consolidated Financial Statements for further description of our off-balance sheet arrangements.

Contractual Obligations

We have entered into certain contractual obligations and other commitments.  Such obligations generally relate to funding of operations through deposits, debt issuance, and property and equipment leases.  The following table summarizes significant contractual obligations and other commitments as of December 31, 2012:

				Junior
				Subordinated
				Debt Owed to
	Certificates of	Long-term	Operating	Unconsolidated
	Deposit	Borrowings	Leases	Trusts	Total
	(dollars in thousands)

2013	$432,449	$7,000	$1,413	$—	$440,862
2014	117,108	—	771	—	117,879
2015	67,016	—	637	—	67,653
2016	34,527	—	112	—	34,639
2017	40,084	—	4	—	40,088
Thereafter	15	—	—	55,000	55,015
Total	$691,199	$7,000	$2,937	$55,000	$756,136

Commitments to extend credit					$495,678

Net cash flows provided by operating activities totaled $49.1 million, $115.9 million and $87.8 million in 2012, 2011 and 2010, respectively. Significant items affecting the cash flows provided by operating activities include net income, depreciation and amortization expense, the provision for loan losses, deferred income taxes, gain on sales of loans, and activities related to the origination and sale of mortgage loans held for sale. Net cash used in mortgage loan originations was $12.2 million in 2012; however, net cash provided by mortgage loan sales totaled $45.4 million in 2011. In 2010, net cash used in mortgage loan originations was $4.4 million. This fluctuation in activity was the main reason for the decline in net cash flows provided by operating activities in 2012.  Fluctuations in sales are primarily a function of changes in market rates for mortgage loans, which influence refinance activity.

Net cash used in investing activities was $204.4 million in 2012; however, net cash provided by investing activities totaled $13.2 million and $352.0 million in 2011 and 2010, respectively. Significant activities affecting cash flows from investing activities are those activities associated with managing the Company’s investment and loan portfolios. The primary reason for investing activities providing cash to the Company during 2011 and 2010 was the reduction in loans and increase in purchases of available for sale securities. The net loan portfolio decline was $233.9 million in 2011 and $362.5 million in 2010. In addition, purchases of securities classified as available for sale totaled $374.3 million in 2011 and $252.5 million in 2010. The increase in the Company’s investment portfolio was directly related to a decrease in loans; more liquidity on the balance sheet allowed the Company to invest additional funds into the portfolio.  Though purchases of available for sale securities increased in 2012 to $454.5 million, this increase was not offset by a reduction in the loan portfolio as in prior years. Due to the previously announced growth initiative, the Company experienced a net increase in loans of $33.7 million during 2012.

Net cash provided by financing activities totaled $191.6 million in 2012 as compared to net cash used in financing activities of $233.0 million and $227.9 million in 2011 and 2010, respectively. Significant items affecting cash flows from financing activities are deposits, long-term debt, and net proceeds from stock issuances. Deposits, which represent the Company’s primary funding source, increased by $216.8 million in 2012, and as such, drove the positive cash inflow from financing activities. In comparison, deposits shrank $152.9 million in 2011 and $254.7 million in 2010. While securities sold under agreements to repurchase increased $11.1 million as compared to a decline of $11.1 million in 2011 and $3.3 million in 2010, core growth has generally supported the reduction in higher cost funding alternatives such as long-term debt. Outside funding of $84.3 million was utilized during 2010. In 2011, the Company issued $72.6 million in preferred stock to Treasury in connection with its participation in the Small Business Lending Fund program. The proceeds from this stock issuance allowed the Company to repurchase all shares of its Series T preferred stock for a redemption price of $100.1 million. The Company’s net cash outlay for these transactions was $27.3 million.

Capital Resources

Our capital ratios are in excess of those required to be considered “well-capitalized” pursuant to applicable regulatory guidelines at both the consolidated level and at the Bank.  The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks.  Risk-based capital ratios are established by allocating assets and certain off-balance sheet commitments into four risk-weighted categories.  These balances are then multiplied by the factor appropriate for that risk-weighted category.  The guidelines require bank holding companies and their subsidiary banks to maintain a total capital to total risk-weighted asset ratio of not less than 8.00%, of which at least one half must be Tier 1 capital, and a Tier 1 leverage ratio of not less than 4.00%.  As of December 31, 2012, we had a total capital to total risk-weighted asset ratio of 18.63%, a Tier 1 capital to risk-weighted asset ratio of 17.34% and a Tier 1 leverage ratio of 11.30%; the Bank had ratios of 18.14%, 16.85%, and 10.99%, respectively.

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

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, which began October 1, 2011. The dividend rate is calculated as a percentage of the aggregate “Liquidation Amount” of the outstanding Series C Preferred Stock and will be based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as such terms are defined in the Purchase Agreement) by the Bank. Based upon the lack of increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%. For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Bank’s level of QSBL. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).  The dividend rate during 2012 was 5%.

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

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Since the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  At December 31, 2012, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding; however, on November 23, 2011 the Treasury completed an auction to sell its warrant in a private transaction.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued.  Information relating to accounting pronouncements issued and applicable to the Company in 2012 appears in “Note 1 — Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.  The Company has not identified any other standards that it believes merit further discussion.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income. In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points. Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices. The model assumes assets and liabilities remain constant at December 31, 2012 balances. The model uses repricing frequency on all variable-rate assets and liabilities. Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of December 31, 2012 and 2011, due to the current low interest rate environment, a downward adjustment in federal fund rates was not possible.

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400
December 31, 2012	NA	NA	NA	NA	(2.64)%	(5.48)%	(9.15)%	(13.22)%

December 31, 2011	NA	NA	NA	NA	(0.54)%	(3.86)%	(8.07)%	(12.67)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

Change in
Basis points	Net interest income
+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, First Busey is within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes are based on numerous assumptions and should not be relied upon as indicative of actual results.

Item 8.  Financial Statements and Supplementary Data

The financial statements are presented beginning on page 70, and incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out as of December 31, 2012, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

McGladrey LLP, an independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of First Busey Corporation

We have audited First Busey Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. First Busey Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Busey Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Busey Corporation and subsidiaries and our report dated March 14, 2013, expressed an unqualified opinion.

/s/ McGLADREY LLP

Champaign, Illinois
March 14, 2013

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Directors of the Registrant and Corporate Governance. Information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Proposal 1: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board of Directors Matters.”

(b) Executive Officers of the Registrant. The information required by this item is incorporated herein by reference to Part I, Item I of this Form 10-K under the caption “Executive Officers.”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Executive Management Compensation and Succession Committee Report,” “Compensation of Named Executive Officers,” and “Executive Management Compensation and Succession Committee Interlocks and Insider Participation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Incentive Plans

The following table discloses the number of outstanding options, warrants and rights granted by First Busey to participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2012. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in “Note 16 — Stock Incentive Plans” in the Notes to the Consolidated Financial Statements included pursuant to Item 8.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	857,468	$17.01	4,271,395
Equity compensation plans not approved by stockholders	—	—	—
Total	857,468	$17.01	4,271,395

Other information required by Item 12 is incorporated herein by reference to First Busey’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the captions “Certain Relationships and Related-Person Transactions” and “Corporate Governance and Board of Director Matters.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to First Busey’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of First Busey’s fiscal year-end under the caption “Audit and Related Fees.”

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Champaign, Illinois on March 14, 2013.

FIRST BUSEY CORPORATION
BY	/s/ VAN A. DUKEMAN
Van A. Dukeman
President and Chief Executive Officer
(Principal Executive Officer)

BY	/s/ DAVID B. WHITE
David B. White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2013.

Signature	Title
/s/ VAN A.DUKEMAN	President and Chief Executive Officer; Director
Van A. Dukeman	(Principal Executive Officer)

/s/ GREGORY B. LYKINS	Chairman
Gregory B. Lykins

/s/ JOSEPH M. AMBROSE	Director
Joseph M. Ambrose

/s/ DAVID J. DOWNEY	Director
David J. Downey

/s/ STEPHEN V. KING	Director
Stephen V. King

/s/ E. PHILLIPS KNOX	Director
E. Phillips Knox

/s/ V. B. LEISTER, JR.	Director
V. B. Leister, Jr.

/s/ AUGUST C. MEYER, JR.	Director
August C. Meyer, Jr.

/s/ GEORGE T. SHAPLAND	Director
George T. Shapland

/s/ THOMAS G. SLOAN	Director
Thomas G. Sloan

Exhibit Index

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of First Busey Corporation, together with: (i) the Certificate of Amendment to Articles of Incorporation, dated July 31, 2007; (ii) the Certificate of Amendment to Articles of Incorporation, dated December 3, 2009; (iii) the Certificate of Amendment to Articles of Incorporation, dated May 21, 2010; and (iv) the Certificate of Designation for Senior Non-Cumulative Perpetual Preferred Stock, Series C, dated August 23, 2011 (filed as Exhibit 3.1 to First Busey’s Registration Statement on Form S-3 filed with the Commission on September 30, 2011 (Commission File No. 333-177104), and incorporated herein by reference)

3.2

Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series T, as filed with the Secretary of State of the State of Nevada on March 4, 2009 (filed as Exhibit 3.1 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.3

Certificate of Designation for Convertible Cumulative Preferred Stock, Series A (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on October 27, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

3.4

First Busey Corporation Amended and Restated By-Laws (filed as Exhibit 3.1 to First Busey’s Form 8-K dated November 18, 2008, filed with the Commission on November 24, 2008 (Commission File No. 0-15950), and incorporated herein by reference)

3.5

Certificate of Designation for Convertible Cumulative Preferred Stock, Series B (filed as Exhibit 3.1 to First Busey’s Form 8-K dated and filed with the Commission on December 29, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

4.1

Form of Stock Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series C (filed as Exhibit 4.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

4.2

Warrant to Purchase Common Stock, dated March 6, 2009 (filed as Exhibit 4.2 to First Busey’s Form 8-K dated March 4, 2009, filed with the Commission on March 9, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.1	First Busey Corporation Profit Sharing Plan and Trust (filed as Exhibit 10.3 to First Busey’s Registration Statement on Form S-1 (Registration No. 33-13973), and incorporated herein by reference)

10.2

First Busey Corporation Employee Stock Ownership Plan (filed as Exhibit 10.7 to First Busey’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (Registration No. 2-66201), and incorporated herein by reference)

10.3

First Busey Corporation 1999 Stock Option Plan (filed as Appendix B to First Busey’s definitive proxy statement filed with the Commission on March 25, 1999 (Commission File No. 0-15950), and incorporated herein by reference)

10.4

First Busey Corporation 2004 Stock Option Plan (filed as Annex D to First Busey’s definitive proxy statement filed with the Commission on March 12, 2004 (Commission File No. 0-15950), and incorporated herein by reference)

10.5

First Busey Corporation amendment to credit agreement with JPMorgan Chase, N.A., (filed as Exhibit 99.1 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.6

Continuing Pledge Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A., dated as of January 4, 2010 (filed as Exhibit 99.2 to First Busey’s Form 8-K dated January 22, 2010, filed with the Commission on January 28, 2010 (Commission File No. 0-15950), and incorporated herein by reference)

10.7

Employment agreement between First Busey Corporation and Barbara J. Harrington, dated September 20, 2006 (filed as Exhibit 99.6 to First Busey’s Form 8-K dated September 21, 2006 (Commission File No. 0-15950), and incorporated by reference herein)

10.8

Employment agreement by and between Main Street Trust, Inc. and Gregory B. Lykins (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (Commission File No. 000-30031))

10.9

Employment agreement by and between Main Street Trust, Inc. and Van A. Dukeman (filed as Exhibit 10.2 to Main Street Trust, Inc.’s Form 10-K on March 29, 2002, and incorporated by reference herein (Commission File No. 000-30031))

10.10	Employment agreement by and between Main Street Trust, Inc. and David B. White (filed as Exhibit 10.5 to Main Street Trust, Inc.’s Form S-4 on March 15, 1996, and incorporated by reference herein)

10.11

Main Street Trust, Inc. 2000 Stock Incentive Plan (filed as Exhibit 10.1 to Main Street Trust, Inc.’s Form S-8 on November 29, 2000, and incorporated by reference herein (Commission File No. 333-50890))

10.12

Employment agreement by and between First National Bank of Decatur and Chris M. Shroyer (filed as Exhibit 10.5 to Main Street Trust, Inc.’s Form 10-K on March 24, 2003, and incorporated by reference herein (Commission File No. 000-30031))

10.13

Employment agreement by and between BankIllinois Financial Corporation and Robert F. Plecki (filed as Exhibit 10.6 to Main Street Trust, Inc.’s Form 10-K on March 15, 2004, and incorporated by reference herein (Commission File No. 000-30031))

10.14

Letter agreement between Main Street Trust, Inc. and Gregory B. Lykins, dated September 20, 2006 (filed as Exhibit 99.1 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (Commission File No. 000-30031))

10.15

Letter agreement between Main Street Trust, Inc. and Van A. Dukeman, dated September 20, 2006 (filed as Exhibit 99.2 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (Commission File No. 000-30031))

10.16

Letter agreement between Main Street Trust, Inc. and David B. White, dated September 20, 2006 (filed as Exhibit 99.3 to Main Street Trust, Inc.’s Form 8-K, filed on September 21, 2006, and incorporated by reference herein (Commission File No. 000-30031))

10.17

Amended and Restated Credit Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A. dated as of May 31, 2009 (filed as Exhibit 99.1 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.18

First Busey Corporation Line of Credit Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.2 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.19

First Busey Corporation Term Note with JPMorgan Chase Bank, N.A., dated May 31, 2009 (filed as Exhibit 99.3 to Form 8-K dated June 29, 2009, filed with the Commission on August 20, 2009 (Commission File No. 0-15950), and incorporated herein by reference)

10.20

Van A. Dukeman Addendum to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.21

Barbara J. Harrington Addendum to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.22

Robert F. Plecki, Jr. Addendum to Employment Agreement (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.23

Christopher M. Shroyer Addendum to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2010 and filed with the Commission on May 13, 2010 (Commission No. 0-15950) and incorporated herein by reference)

10.24

Amendment to Credit Agreement between First Busey Corporation and JPMorgan Chase Bank, N.A. dated as of May 31, 2011 (filed as Exhibit 99.1 to Form 8-K dated May 31, 2011, filed with the Commission on June 3, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.25

Note Modification Agreement between First Busey and JPMorgan Chase Bank, N.A., dated as of June 1, 2012 (filed as Exhibit 99.1 to First Busey’s Form 8-K dated June 1, 2012, filed with the Commission on June 7, 2012 (Commission File No. 0-15950), and incorporated herein by reference)

10.26

Securities Purchase Agreement, dated August 25, 2011, between First Busey and the Secretary of the Treasury, with respect to the issuance and sale of the Series C Preferred Stock (filed as Exhibit 10.1 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.27

Repurchase Document, dated August 25, 2011, between First Busey and the United States Department of the Treasury, with respect to the repurchase of the Series T Preferred Stock (filed as Exhibit 10.2 to First Busey’s Form 8-K dated August 25, 2011, filed with the Commission on August 25, 2011 (Commission File No. 0-15950), and incorporated herein by reference)

10.28

Van A. Dukeman First Amendment to Employment Agreement (filed as Exhibit 10.1 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950) and incorporated herein by reference)

10.29

Employment agreement by and between Main Street Trust, Inc. and Chris M. Shroyer (filed as Exhibit 10.2 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950) and incorporated herein by reference)

10.30

Chris M. Shroyer First Amendment to Employment Agreement (filed as Exhibit 10.3 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950) and incorporated herein by reference)

10.31

Employment agreement by and between Main Street Trust, Inc. and Robert F. Plecki (filed as Exhibit 10.4 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950) and incorporated herein by reference)

10.32

Robert F. Plecki First Amendment to Employment Agreement (filed as Exhibit 10.5 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950) and incorporated herein by reference)

10.33

Employment agreement by and between Main Street Trust, Inc. and Leanne (Heacock) Kopischke (filed as Exhibit 10.6 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950) and incorporated herein by reference)

10.34

Leanne (Heacock) Kopischke First Amendment to Employment Agreement (filed as Exhibit 10.7 to First Busey’s Form 10-Q for the quarter ended March 31, 2012, filed with the Commission on May 8, 2012 (Commission No. 0-15950) and incorporated herein by reference)

10.35	2010 Equity Incentive Plan (filed as Appendix A to First Busey’s definitive proxy statement filed with the Commission on April 19, 2010 (Commission No. 0-15950) and incorporated herein by reference)

21.1	List of Subsidiaries of First Busey Corporation*

23.1	Consent of McGladrey LLP*

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Executive Officer*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, from First Busey’s Chief Financial Officer*

101**	Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (iv)  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010; and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

**As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011, AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of First Busey Corporation

We have audited the accompanying consolidated balance sheets of First Busey Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, other comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the First Busey Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGLADREY LLP

Champaign, Illinois

March 14, 2013

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
	(dollars in thousands)
ASSETS
Cash and due from banks (interest-bearing 2012 $235,428; 2011 $219,879)	$351,255	$315,053
Securities available for sale	1,001,497	831,749
Loans held for sale	40,003	15,249
Loans (net of allowance for loan losses 2012 $48,012; 2011 $58,506)	1,985,095	1,977,589
Premises and equipment	71,067	69,398
Goodwill	20,686	20,686
Other intangible assets	12,703	16,018
Cash surrender value of bank owned life insurance	39,485	37,882
Other real estate owned (OREO)	3,450	8,452
Deferred tax asset, net	39,373	48,236
Other assets	53,442	61,810
Total assets	$3,618,056	$3,402,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest-bearing	$611,043	$503,118
Interest-bearing	2,369,249	2,260,336
Total deposits	2,980,292	2,763,454

Securities sold under agreements to repurchase	139,024	127,867
Long-term debt	7,000	19,417
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	27,943	27,117
Total liabilities	$3,209,259	$2,992,855

Commitments and contingencies (see Note 18 - Commitments, Contingencies and Credit Risk)

Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; issued 88,287,132 shares	88	88
Surplus	594,411	594,009
Retained earnings (deficit)	(240,321)	(238,085)
Accumulated other comprehensive income	13,542	13,124
Total stockholders’ equity before treasury stock and unearned ESOP shares	440,384	441,800
Common stock shares held in treasury at cost — 2012 1,616,282; 2011 1,646,726	(31,587)	(32,116)
Unearned ESOP shares — 2012 none; 2011 20,000	—	(417)
Total stockholders’ equity	408,797	409,267
Total liabilities and stockholders’ equity	$3,618,056	$3,402,122

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$98,614	$114,791	$138,860
Interest and dividends on investment securities:
Taxable interest income	14,626	15,192	14,344
Non-taxable interest income	3,676	2,836	2,979
Total interest income	116,916	132,819	156,183

Interest expense:
Deposits	12,496	18,660	32,714
Securities sold under agreements to repurchase	279	367	554
Short-term borrowings	35	38	86
Long-term debt	648	1,442	2,930
Junior subordinated debt owed to unconsolidated trusts	1,312	1,919	2,748
Total interest expense	14,770	22,426	39,032
Net interest income	102,146	110,393	117,151
Provision for loan losses	16,500	20,000	42,000
Net interest income after provision for loan losses	85,646	90,393	75,151

Other income:
Trust fees	17,592	15,657	14,231
Commissions and brokers’ fees, net	2,102	1,858	1,756
Remittance processing	8,426	9,196	9,349
Service charges on deposit accounts	11,646	12,616	11,490
Other service charges and fees	5,717	5,298	5,102
Gain on sales of loans	12,535	10,945	16,130
Security gains, net	1,597	170	1,018
Other	7,237	3,275	3,677
Total other income	66,852	59,015	62,753

Other expense:
Salaries and wages	53,668	43,344	41,219
Employee benefits	11,124	9,896	9,693
Net occupancy expense of premises	8,899	8,897	9,135
Furniture and equipment expenses	5,146	5,277	5,962
Data processing	11,061	8,635	7,977
Amortization of intangible assets	3,315	3,538	4,088
Regulatory expense	2,543	4,109	6,978
OREO expense	1,303	1,192	1,872
Other	22,585	19,677	18,286
Total other expense	119,644	104,565	105,210
Income before income taxes	32,854	44,843	32,694
Income taxes	10,497	14,970	9,464
Net income	$22,357	$29,873	$23,230
Preferred stock dividends and discount accretion	3,633	5,342	5,170
Income available for common stockholders	$18,724	$24,531	$18,060

Basic earnings per share	$0.22	$0.29	$0.27
Diluted earnings per share	$0.22	$0.29	$0.27

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(dollars in thousands)

Net income	$22,357	$29,873	$23,230
Other comprehensive income, before tax:
Unrealized net gains (losses) on securities:
Unrealized net holding gains arising during period	$2,307	$7,490	$1,384
Reclassification adjustment for (gains) losses included in net income	(1,597)	(170)	(1,018)
Other comprehensive income, before tax	$710	$7,320	$366
Income tax expense related to items of other comprehensive income	292	3,228	146
Other comprehensive income, net of tax	$418	$4,092	$220
Comprehensive income	$22,775	$33,965	$23,450

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2009	$99,460	$68	$510,198	$(256,976)	$8,812	$(32,183)	$(1,251)	$328,128

Net income	—	—	—	23,230	—	—	—	23,230
Other comprehensive income	—	—	—	—	220	—	—	220
Issuance of 318.6225 shares of preferred stock	31,862	—	—	—	—	—	—	31,862
Issuance of 12,718,635 shares of common stock as a result of a registered direct offering, net of offering costs	—	13	52,441	—	—	—	—	52,454
Cash dividends common stock at $0.16 per share	—	—	—	(10,617)	—	—	—	(10,617)
Stock dividend equivalents restricted stock units at $0.08 per share	—	—	—	(15)	—	—	—	(15)
Employee stock ownership plan shares allocated	—	—	(328)	—	—	—	417	89
Stock based employee compensation	—	—	194	—	—	—	—	194
Preferred stock dividends and discount accretion	130	—	(130)	(5,040)	—	—	—	(5,040)

Balance, December 31, 2010	$131,452	$81	$562,375	$(249,418)	$9,032	$(32,183)	$(834)	$420,505

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2010	$131,452	$81	$562,375	$(249,418)	$9,032	$(32,183)	$(834)	$420,505

Net income	—	—	—	29,873	—	—	—	29,873
Other comprehensive income	—	—	—	—	4,092	—	—	4,092
Conversion of 318.6225 shares of Series B preferred stock to 7,497,000 shares of common stock	(31,862)	7	31,855	—	—	—	—	—
Repurchase of 100,000 shares of Series T preferred stock	(99,590)	—	(410)	—	—	—	—	(100,000)
Issuance of 72,664 shares of Series C preferred stock	72,664	—	—	—	—	—	—	72,664
Issuance of 3,879 shares of treasury stock for employee stock purchase plan	—	—	(49)	—	—	67	—	18
Cash dividends common stock at $0.16 per share	—	—	—	(13,555)	—	—	—	(13,555)
Stock dividend equivalents restricted stock units at $0.16 per share	—	—	68	(53)	—	—	—	15
Employee stock ownership plan shares allocated	—	—	(318)	—	—	—	417	99
Stock based employee compensation	—	—	488	—	—	—	—	488
Preferred stock dividends	—	—	—	(4,932)	—	—	—	(4,932)

Balance, December 31, 2011	$72,664	$88	$594,009	$(238,085)	$13,124	$(32,116)	$(417)	$409,267

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands, except per share data)

					Accumulated
				Retained	Other		Unearned
	Preferred	Common		Earnings	Comprehensive	Treasury	ESOP
	Stock	Stock	Surplus	(Deficit)	Income	Stock	Shares	Total
Balance, December 31, 2011	$72,664	$88	$594,009	$(238,085)	$13,124	$(32,116)	$(417)	$409,267

Net income	—	—	—	22,357	—	—	—	22,357
Other comprehensive income	—	—	—	—	418	—	—	418
Issuance of 23,640 shares of treasury stock for employee stock purchase plan	—	—	(302)	—	—	411	—	109
Issuance of 6,804 shares of treasury stock for restricted stock unit vesting and related tax benefit	—	—	(131)	—	—	118	—	(13)
Cash dividends common stock at $0.24 per share	—	—	—	(20,794)	—	—	—	(20,794)
Stock dividend equivalents restricted stock units at $0.24 per share	—	—	166	(166)	—	—	—	—
Employee stock ownership plan shares allocated	—	—	(322)	—	—	—	417	95
Stock based employee compensation	—	—	991	—	—	—	—	991
Preferred stock dividends	—	—	—	(3,633)	—	—	—	(3,633)

Balance, December 31, 2012	$72,664	$88	$594,411	$(240,321)	$13,542	$(31,587)	$—	$408,797

See accompanying Notes to Consolidated Financial Statements.

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$22,357	$29,873	$23,230
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	991	488	194
Depreciation and amortization	8,759	9,063	10,278
Fixed asset impairment	1,421	—	—
Provision for loan losses	16,500	20,000	42,000
Fair value adjustment on employee stock ownership plan shares allocated	(322)	(318)	(328)
Provision for deferred income taxes	8,571	12,776	2,111
Amortization of security premiums and discounts, net	9,730	6,625	4,773
Net security gains	(1,597)	(170)	(1,018)
Gain on sales of loans	(12,535)	(10,945)	(16,130)
Increase in cash surrender value of bank owned life insurance	(1,603)	(457)	(1,675)
Net gain on OREO properties	(274)	(197)	(516)
Increase (decrease) in deferred compensation	(70)	48	(17)
Change in assets and liabilities:
Decrease in other assets	8,368	7,745	34,559
Increase (decrease) in other liabilities	992	(4,033)	(5,290)
Net cash provided by operating activities before activities for loans originated for sale	$61,288	$70,498	$92,171

Loans originated for sale	(576,862)	(521,970)	(710,102)
Proceeds from sales of loans	564,643	567,350	705,701

Net cash provided by operating activities	$49,069	$115,878	$87,770

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(454,538)	(374,297)	(252,496)
Proceeds from sales	59,570	12,754	43,217
Proceeds from maturities	217,797	127,757	176,108
Net (increase) decrease in loans	(33,680)	233,901	362,472
Purchases of premises and equipment	(8,611)	(2,748)	(2,037)
Proceeds from sales of premises and equipment	77	1,043	157
Proceeds from sale of OREO properties	14,950	14,831	24,561

Net cash (used in) provided by investing activities	$(204,435)	$13,241	$351,982

(continued)

FIRST BUSEY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(116,287)	$(202,709)	$(410,246)
Net increase in demand deposits, money market and savings accounts	333,125	49,797	155,532
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	11,157	(11,115)	(3,343)
Principal payments on long-term debt	(12,000)	(23,325)	(38,500)
Repurchase of Series T Preferred stock	—	(100,000)	—
Proceeds from issuance of Series C Preferred stock	—	72,664	—
Proceeds from issuance of Series B Preferred stock, net	—	—	31,862
Proceeds from issuance of Common stock, net	—	—	52,454
Cash dividends paid	(24,427)	(18,343)	(15,617)

Net cash provided by (used in) financing activities	191,568	(233,031)	(227,858)

Net increase (decrease) in cash and due from banks	36,202	(103,912)	211,894
Cash and due from banks, beginning	315,053	418,965	207,071

Cash and due from banks, ending	$351,255	$315,053	$418,965

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash Payments for:
Interest	$15,523	$23,953	$43,715
Income taxes	1,045	2,756	1,251

Non-cash Investing and Financing Activities:
Other real estate acquired in settlement of loans	9,674	13,926	15,964
Conversion of Series B Preferred stock to Common stock	—	31,862	—
Employee stock ownership plan shares allocated	417	417	417
Dividends accrued	923	923	777
Biaggi stock warrant conversion	—	—	38
Securities available for sale transferred to loans	—	2,361	—

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

The significant accounting and reporting policies for the Company and its subsidiaries follow:

Basis of consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries: Busey Bank and its wholly-owned subsidiary FirsTech, Inc.; and Busey Wealth Management, Inc. and its wholly-owned subsidiaries Busey Trust Company and Busey Capital Management, Inc.  The Company and its subsidiaries maintain various LLCs that hold specific assets for risk mitigation purposes and are consolidated into these financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Consolidated Financial Statements also exclude the following wholly-owned variable interest entities:  First Busey Statutory Trust II, First Busey Statutory Trust III and First Busey Statutory Trust IV because the Company is not the primary beneficiary.

The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to predominant practice within the banking industry.

Use of estimates

In preparing the accompanying Consolidated Financial Statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses and the ability to realize our deferred tax assets.

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

Trust assets

Assets held for customers in a fiduciary or agency capacity, other than trust cash on deposit at the Company’s bank subsidiary, are not assets of the Company and, accordingly, are not included in the accompanying Consolidated Financial Statements.  Busey Trust Company had assets under care of $4.2 billion and $3.8 billion at December 31, 2012 and 2011, respectively.

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

Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into (x) the amount of the total impairment related to the credit loss and (y) the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

Interest is accrued daily on the outstanding balances.  Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions.  Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due.  Past due status is based on the contractual terms of the loan.

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

Other real estate owned

Other real estate owned (“OREO”) represents properties acquired through foreclosure or other proceedings in settlement of loans.  OREO is held for sale and is recorded at the date of foreclosure at the fair value of the properties less estimated costs of disposal, which establishes a new cost basis.  Any write-down to fair value at the time of transfer to OREO is charged to the allowance for loan losses.  Property is evaluated regularly to ensure the recorded amount is supported by its current fair value, and valuation allowances to reduce the carrying amount to fair value less estimated costs to dispose are recorded as necessary.  Revenue, expense, gains and losses from the operations of foreclosed assets are included in operations.

Goodwill

Goodwill represents the excess of the cost of a business acquired over the fair value of the new assets acquired.  Goodwill is not amortized, but is subject to at least annual impairment assessments.  The Company has established December 31 as the annual impairment assessment date.  Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value.   We estimate the fair value of our reporting units as of the measurement date utilizing valuation methodologies including the comparable transactions approach and the control premium approach.  Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. There was no impairment determined at December 31, 2012 and 2011.  It is possible we will evaluate our goodwill for impairment on a more frequent basis than annually.  Future evaluations may result in impairment.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  The Company and its subsidiaries file consolidated federal and state income tax returns with each subsidiary computing its taxes on a separate entity basis.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2008.  The provision for income taxes is based on income as reported in the Consolidated Financial Statements.

We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in 2012, 2011 and 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Financial Statements will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2012, although there is no guarantee that those assets will be recognizable in future periods.

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

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in operating expenses.  The Company had no accruals for payments of interest and penalties at December 31, 2012 and 2011.

At December 31, 2012, the Company was under examination by the Illinois Department of Revenue for the Company’s 2009 and 2010 income tax filings.

Reclassifications

Reclassifications have been made to certain prior year account balances, with no effect on net income or stockholders’ equity, to be consistent with the classifications adopted as of and for the year ended December 31, 2012.

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

Cash flows resulting from the tax benefits of tax deductions in excess of the compensation cost recognized for share-based payments are to be presented as financing cash flows.  The Company had no excess tax benefit cash inflows during the years ended December 31, 2012, 2011 and 2010.

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

Earnings per share

Basic earnings per share is computed by dividing net income available to common stockholders for the year by the weighted average number of shares outstanding.

Diluted earnings per share is determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, warrant or grant price of a restricted stock unit, that option/warrant/restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At December 31, 2012, 804,968 outstanding options, 573,833 warrants, and 793,332 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At December 31, 2011, 957,922 outstanding options, 573,833 warrants, and 478,123 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

The following reflects net income per share calculations for basic and diluted methods:

	For the Years Ended December 31,
	2012	2011	2010
	(dollars and shares in thousands, except per share data)
Net income available to common stockholders	$18,724	$24,531	$18,060

Weighted average common shares outstanding	86,643	85,304	66,397
Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	9	8	—

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	86,652	85,312	66,397

Basic earnings per common share	$0.22	$0.29	$0.27

Diluted earnings per common share	$0.22	$0.29	$0.27

Subsequent events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the Consolidated Financial Statements included in this Annual Report on Form 10-K were issued.  Other than the return of capital and associated surplus to the Company from the Bank, which was executed on January 22, 2013, as discussed in Note 13, there were no significant subsequent events for the year ended December 31, 2012 through the date of these Consolidated Financial Statements.

Impact of new financial accounting standards

FASB ASC Topic 210, “Disclosures about Offsetting Assets and Liabilities.” New authoritative accounting guidance (Accounting Standards Update No. 2011-11) under ASC Topic 210 requires enhanced disclosure about offsetting and related arrangements to enable users of an issuer’s financial statements to understand the effect of those arrangements on its financial position.  This update will be effective for the annual periods beginning after January 1, 2013, and is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

FASB ASC Topic 220, “Presentation of Comprehensive Income.” New authoritative accounting guidance (Accounting Standards Update No. 2011-05) under ASC Topic 220 amends Topic 220, “Comprehensive Income,” to require all nonowner changes in stockholders’ equity to be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update became effective for annual periods beginning after December 15, 2011, and resulted in a change to the presentation of comprehensive income in the Company’s Consolidated Financial Statements.

FASB ASC Topic 820, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” New authoritative accounting guidance (Accounting Standards Update No. 2011-04) under ASC Topic 820 amends Topic 820 to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards.  The guidance clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional disclosures.  This update became effective for annual periods beginning after December 15, 2011 and new disclosures are included in the Notes to the Consolidated Financial Statements included in this Annual Report.

Note 2.  Cash and Due from Banks

The Bank is required to maintain certain cash reserve balances with the Federal Reserve Bank of Chicago, which may be offset by cash on hand.  The required reserve balances as of December 31, 2012 and 2011 were approximately $4.3 million and $4.0 million, respectively.  The December 31, 2011 balance included a clearing balance requirement.

Effective July 12, 2012, the contractual clearing balance program was eliminated by the Federal Reserve Bank.  Prior to that,  the Bank had established a clearing balance requirement with the Federal Reserve Bank of Chicago to use Federal Reserve Bank services.  As of December 31, 2011, the clearing balance requirement totaled $2.8 million.  These deposited funds generated earnings credits at market rates which offset service charges resulting from the use of Federal Reserve Bank services.  The clearing balance requirement was included in the required reserve balance referred to above for 2011.

The Company maintains its cash in deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Management believes the Company is not exposed to any significant credit risk on cash and cash equivalents.

Note 3.  Securities

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:	(dollars in thousands)
U.S. Treasury securities	$103,353	$1,303	$—	$104,656
Obligations of U.S. government corporations and agencies	363,583	6,616	(5)	370,194
Obligations of states and political subdivisions	274,350	6,176	(238)	280,288
Residential mortgage-backed securities	210,139	7,576	—	217,715
Corporate debt securities	24,601	139	(26)	24,714
	976,026	21,810	(269)	997,567
Mutual funds and other equity securities	2,451	1,479	—	3,930

	$978,477	$23,289	$(269)	$1,001,497

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:	(dollars in thousands)
U.S. Treasury securities	$45,550	$485	$—	$46,035
Obligations of U.S. government corporations and agencies	339,983	9,083	(35)	349,031
Obligations of states and political subdivisions	149,368	5,193	(124)	154,437
Residential mortgage-backed securities	271,787	6,374	(46)	278,115
Corporate debt securities	2,532	73	(22)	2,583
	809,220	21,208	(227)	830,201
Mutual funds and other equity securities	219	1,329	—	1,548

	$809,439	$22,537	$(227)	$831,749

The amortized cost and fair value of debt securities available for sale as of December 31, 2012, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$140,695	$141,997
Due after one year through five years	548,425	557,505
Due after five years through ten years	217,700	225,070
Due after ten years	69,206	72,995
	$976,026	$997,567

Realized gains and losses related to sales of securities are summarized as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Gross security gains	$1,602	$174	$1,025
Gross security (losses)	(5)	(4)	(7)

Net security gains	$1,597	$170	$1,018

The tax provision for these net realized gains and losses was $0.6 million for the year ended December 31, 2012.  It was  insignificant for the year ended December 31, 2011 and was $0.4 million for the year ended December 31, 2010.

Investment securities with carrying amounts of $489.1 million and $359.9 million on December 31, 2012 and 2011, respectively, were pledged as collateral on public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2012 and 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2012:	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$10,155	$5	$—	$—	$10,155	$5
Obligations of states and political subdivisions	37,958	189	3,311	49	41,269	238
Corporate debt securities	15,207	26	—	—	15,207	26
Total temporarily impaired securities	$63,320	$220	$3,311	$49	$66,631	$269

	Continuous unrealized losses existing for less than 12 months, gross		Continuous unrealized losses existing greater than 12 months, gross		Total, gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011:	(dollars in thousands)
Obligations of U.S. government corporations and agencies	$15,615	$35	$—	$—	$15,615	$35
Obligations of states and political subdivisions	21,037	124	—	—	21,037	124
Residential mortgage-backed securities	16,428	46	—	—	16,428	46
Corporate debt securities	455	22			455	22
Total temporarily impaired securities	$53,535	$227	$—	$—	$53,535	$227

The total number of securities in the investment portfolio in an unrealized loss position as of December 31, 2012 was 110, and represented a loss of 0.40% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

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

Note 4.  Loans

Geographic distributions of loans were as follows:

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012

Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

	December 31, 2011
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$375,238	$10,830	$21,787	$407,855
Commercial real estate	793,769	135,360	51,087	980,216
Real estate construction	72,569	16,186	16,110	104,865
Retail real estate	410,844	120,190	9,112	540,146
Retail other	17,547	581	134	18,262
Total	$1,669,967	$283,147	$98,230	$2,051,344

Less held for sale(1)				15,249
				$2,036,095

Less allowance for loan losses				58,506

Net loans				$1,977,589

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.8 million and $0.7 million as of December 31, 2012 and 2011, respectively.

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

Commercial Loans

Commercial loans typically comprise working capital loans or business expansion loans, including loans for asset purchases and other business loans.  Commercial loans will generally be guaranteed in full or a significant amount by the primary owners of the business. Commercial loans are made based primarily on the historical and projected cash flow of the underlying borrower and secondarily on the underlying assets pledged as collateral by the borrower.  The cash flows of the underlying borrower, however, may not perform consistently with historical or projected information.  Further, the collateral securing loans may fluctuate in value due to individual economic or other factors.  The Company has established minimum standards and underwriting guidelines for all commercial loan types.

Commercial Real Estate Loans

The Company is primarily located in markets with significant academic presence.  The academic presence in addition to the commercial environment provides for the majority of our commercial lending opportunities to be commercial real estate related, including multi-unit housing.  As the majority of our loan portfolio is within the commercial real estate class, our goal is to maintain a high quality, geographically diverse portfolio of commercial real estate loans. Commercial real estate loans are subject to underwriting standards and guidelines similar to commercial loans.  Commercial real estate loans will generally be guaranteed in full or a significant amount by the primary owners of the business. The repayment of these loans is primarily dependent on the cash flows of the underlying property. However, the commercial real estate loan generally must be supported by an adequate underlying collateral value.  The performance and the value of the underlying property may be adversely affected by economic factors or geographical and/or industry specific factors.  These loans are subject to other industry guidelines that are closely monitored by the Company.

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

Retail Real Estate Loans

Retail real estate loans are comprised of direct consumer loans that include residential real estate, residential real estate construction loans, home equity lines of credit and home equity loans.  The Company sells substantially all of its long-term (over 5 years) retail real estate loans to secondary market purchasers.  The Company does retain retail real estate loans having terms typically five years or less.  As retail real estate loan underwriting is subject to specific regulations, the Company typically underwrites its retail real estate loans to conform to widely accepted standards.  Several factors are considered in underwriting including the value of the underlying real estate and the debt to income and credit history of the borrower.

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

The Company utilizes a loan grading scale to assign a risk grade to all of its loans.  Loans are graded on a scale of 1 through 10 with grades 2, 4 & 5 unused.  A description of the general characteristics of the grades is as follows:

•                  Grades 1, 3, 6 – These grades include loans which are all considered strong credits, with grade 1 being investment  or near investment grade.  A grade 3 loan is comprised of borrowers that exhibit credit fundamentals that exceed industry standards and loan policy guidelines. A grade 6 loan is comprised of borrowers that exhibit acceptable credit fundamentals.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $1.8 billion at December 31, 2012 and grew by $116.9 million from $1.7 billion at December 31, 2011.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $228.1 million at December 31, 2012 and declined by $115.4 million from $343.5 million at December 31, 2011.  The positive change in mix of loan grades indicates a declining level of overall risk in the total loan portfolio.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non- posted and clearings):

	December 31, 2012
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.68	$346,536	$46,201	$12,374	$15,677	$2,039
Commercial real estate	5.53	644,695	110,012	50,305	28,655	9,295
Real estate construction	7.21	30,710	7,809	14,162	14,084	3,364
Retail real estate	3.62	385,949	6,729	7,806	5,874	2,855
Retail other	3.34	11,563	372	—	9	—
Total Illinois/Indiana		$1,419,453	$171,123	$84,647	$64,299	$17,553

Florida
Commercial	5.91	$6,359	$3,544	$162	$796	$—
Commercial real estate	6.36	80,232	20,667	13,238	19,279	4,754
Real estate construction	6.97	4,137	7,721	3,172	942	—
Retail real estate	3.98	83,578	6,369	13,225	3,265	2,797
Retail other	2.80	391	—	18	—	—
Total Florida		$174,697	$38,301	$29,815	$24,282	$7,551
Total		$1,594,150	$209,424	$114,462	$88,581	$25,104

	December 31, 2011
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	5.12	$298,332	$43,566	$28,172	$17,884	$9,071
Commercial real estate	5.75	617,247	95,553	69,185	54,670	8,201
Real estate construction	7.65	22,002	7,998	34,374	18,841	5,464
Retail real estate	3.67	378,355	8,581	3,561	4,041	4,768
Retail other	3.17	16,506	676	—	428	71
Total Illinois/Indiana		$1,332,442	$156,374	$135,292	$95,864	$27,575

Florida
Commercial	6.32	$5,471	$4,329	$191	$271	$568
Commercial real estate	6.44	73,021	21,296	18,677	17,124	5,242
Real estate construction	7.97	1,417	341	12,352	840	1,236
Retail real estate	4.14	89,195	2,227	20,071	4,470	3,719
Retail other	2.41	580	—	1	—	—
Total Florida		$169,684	$28,193	$51,292	$22,705	$10,765
Total		$1,502,126	$184,567	$186,584	$118,569	$38,340

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	December 31, 2012
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$111	$80	$19	$2,039
Commercial real estate	216	59	139	9,295
Real estate construction	—	—	—	3,364
Retail real estate	1,154	294	46	2,855
Retail other	2	2	—	—
Total Illinois/Indiana	$1,483	$435	$204	$17,553

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	4,754
Real estate construction	—	—	—	—
Retail real estate	364	—	52	2,797
Retail other	—	3	—	—
Total Florida	$364	$3	$52	$7,551
Total	$1,847	$438	$256	$25,104

	December 31, 2011
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+ Days	loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$131	$44	$48	$9,071
Commercial real estate	1,384	—	73	8,201
Real estate construction	—	—	—	5,464
Retail real estate	2,051	242	52	4,768
Retail other	23	2	—	71
Total Illinois/Indiana	$3,589	$288	$173	$27,575

Florida
Commercial	$—	$—	$—	$568
Commercial real estate	606	—	—	5,242
Real estate construction	—	—	—	1,236
Retail real estate	179	—	—	3,719
Retail other	—	50	—	—
Total Florida	$785	$50	$—	$10,765
Total	$4,374	$338	$173	$38,340

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

The Company actively seeks to reduce its investment in impaired loans.  The primary tools to work through impaired loans are settlement with the borrowers or guarantors, foreclosure of the underlying collateral, loan sales to outside parties or restructuring.  During the years ended December 31, 2012 and 2011, the Company sold problem loans from its portfolio, net of charge-offs, of $22.1 million and $21.1 million, respectively.

The gross interest income that would have been recorded in the years ended December 31, 2012, 2011 and 2010 if impaired loans had been current in accordance with their original terms was $3.4 million, $6.0 million, and $9.2 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant in 2012 and $1.0 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

The Company’s loan portfolio includes certain loans that have been modified in a troubled debt restructuring (“TDR”), where concessions have been granted to borrowers who have experienced financial difficulties. The Company will restructure loans for its customers who appear to be able to meet the terms of their loan over the long term, but who may be unable to meet the terms of the loan in the near term due to individual circumstances.

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and their plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of December 31, 2012 and December 31, 2011 is as follows:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$22,023	$32,380
30 – 89 days past due	28	1,257
Included in non-performing loans	6,458	12,601
Total	$28,509	$46,238

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

Performing loans classified as TDRs during the periods indicated, segregated by class, are shown below:

	Three Months Ended December 31, 2012		Twelve Months Ended December 31, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)		(dollars in thousands)
Illinois/Indiana
Commercial	1	$752	4	$2,032
Commercial real estate	1	600	2	2,669
Real estate construction	—	—	2	3,029
Retail real estate	—	—	9	1,476
Retail other	—	—	—	—
Total Illinois/Indiana	2	$1,352	17	$9,206

Florida
Commercial	—	$—	—	$—
Commercial real estate	1	571	1	571
Real estate construction	—	—	—	—
Retail real estate	1	178	3	880
Retail other	—	—	—	—
Total Florida	2	$749	4	$1,451
Total	4	$2,101	21	$10,657

	Three Months Ended December 31, 2011		Twelve Months Ended December 31, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)		(dollars in thousands)
Illinois/Indiana
Commercial	7	$4,859	7	$4,859
Commercial real estate	3	1,559	4	6,996
Real estate construction	1	1,615	1	1,615
Retail real estate	3	837	3	838
Retail other	—	—	—	—
Total Illinois/Indiana	14	$8,870	15	$14,308

Florida
Commercial	—	$—	—	$—
Commercial real estate	1	221	2	1,284
Real estate construction	—	—	—	—
Retail real estate	2	1,039	6	1,640
Retail other	—	—	—	—
Total Florida	3	$1,260	8	$2,924
Total	17	$10,130	23	$17,232

The commercial TDRs for the three and twelve months ended December 31, 2012 were short-term principal payment relief.  The commercial real estate TDRs for the three months ended December 31, 2012 consisted of two modifications for short-term principal payment relief. The commercial real estate TDRs for the twelve months ended December 31, 2012 consisted of one modification for short-term interest-rate relief totaling $2.0 million and two modifications for short-term principal payment relief totaling $1.2 million.  The real estate construction TDRs for the twelve months ended December 31, 2012 were a short-term principal payment relief modification totaling $0.2 million and a modification for a  forbearance agreement totaling $2.8 million.  The retail real estate TDR for the three months ended December 31, 2012 consisted of a modification for short-term interest-rate relief. The retail real estate TDRs  for the twelve months ended December 31, 2012 consisted of four modification for short-term interest-rate relief totaling $1.0 million and eight modifications for short-term principal payment relief totaling $1.4 million.

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

The gross interest income that would have been recorded in the three and twelve months ended December 31, 2012 and 2011 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual), segregated by class, are shown below:

	Three Months Ended December 31, 2012		Twelve Months Ended December 31, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)		(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	5	$309
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	1	232	1	232
Retail other	—	—	—	—
Total Illinois/Indiana	1	$232	6	$541

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	3	1,287
Real estate construction	—	—	—	—
Retail real estate	1	142	4	778
Retail other	—	—	—	—
Total Florida	1	$142	7	$2,065
Total	2	$374	13	$2,606

	Three Months Ended December 31, 2011		Twelve Months Ended December 31, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)		(dollars in thousands)
Illinois/Indiana
Commercial	5	$2,971	5	$2,971
Commercial real estate	4	1,624	5	4,124
Real estate construction	1	438	1	438
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	10	$5,033	11	$7,533

Florida
Commercial	—	$—	—	$—
Commercial real estate	1	826	1	826
Real estate construction	—	—	1	271
Retail real estate	9	1,778	11	3,241
Retail other	—	—	—	—
Total Florida	10	$2,604	13	$4,338
Total	20	$7,637	24	$11,871

The following tables provide details of impaired loans, segregated by category. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$11,557	$7,214	$265	$7,479	$265	$10,109
Commercial real estate	17,656	12,020	1,288	13,308	634	14,607
Real estate construction	6,851	6,394	—	6,394	—	8,625
Retail real estate	6,251	4,666	530	5,196	140	5,206
Retail other	—	—	—	—	—	24
Total Illinois/Indiana	$42,315	$30,294	$2,083	$32,377	$1,039	$38,571

Florida
Commercial	$—	$—	$—	$—	$—	$271
Commercial real estate	9,533	5,988	585	6,573	235	6,506
Real estate construction	2,597	2,597	—	2,597	—	3,989
Retail real estate	16,518	12,673	1,373	14,046	483	15,254
Retail other	—	—	—	—	—	—
Total Florida	$28,648	$21,258	$1,958	$23,216	$718	$26,020
Total	$70,963	$51,552	$4,041	$55,593	$1,757	$64,591

	December 31, 2011
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$18,524	$11,090	$2,889	$13,979	$697	$11,495
Commercial real estate	22,408	15,270	4,134	19,404	1,421	20,059
Real estate construction	7,746	7,079	—	7,079	—	6,552
Retail real estate	7,669	5,657	—	5,657	—	6,820
Retail other	71	71	—	71	—	37
Total Illinois/Indiana	$56,418	$39,167	$7,023	$46,190	$2,118	$44,963

Florida
Commercial	$1,088	$568	$—	$568	$—	$2,046
Commercial real estate	9,011	5,699	826	6,525	826	12,572
Real estate construction	7,994	5,238	—	5,238	—	6,758
Retail real estate	20,928	17,762	—	17,762	—	21,928
Retail other	—	—	—	—	—	4
Total Florida	$39,021	$29,267	$826	$30,093	$826	$43,308
Total	$95,439	$68,434	$7,849	$76,283	$2,944	$88,271

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance is adequate to cover the estimated losses in the Company’s loan portfolio at December 31, 2012 and December 31, 2011.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% and 3.25% as of December 31, 2012 and December 31, 2011, respectively, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  The minimum additional reserve on grade 9 loans was decreased to 3.00% from 3.25% at March 31, 2012.  As of December 31, 2012, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% and 1.25% as of December 31, 2012 and December 31, 2011, respectively, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  The Company decreased the minimum additional amount for grade 8 loans to 1.00% from 1.25% at March 31, 2012.  As of December 31, 2012, the Company believed this minimum additional amount remained adequate.

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

During the first quarter of 2012, we adjusted Illinois/Indiana and Florida qualitative factors relating to Valuation of Underlying Collateral, Macro and Local Economic Factor, Impact of Competition, Legal & Regulatory Issues, Nature and Volume of Loan Portfolio, Net Charge-Off Trend and Non-Accrual, Past Due and Classified Trends.  The adjustment of the qualitative factors decreased our allowance requirements by $4.4 million at March 31, 2012 compared to the method used for December 31, 2011.  During the second quarter of 2012, the Company adjusted Illinois/Indiana and Florida qualitative factors relating to Management & Staff and Loan Underwriting, Policy and Procedures.  In addition, it adjusted Illinois/Indiana qualitative factors relating to Impact of Competition, Legal & Regulatory Issues and Nature and Volume of Loan Portfolio. The adjustment of the qualitative factors decreased the allowance requirements by $2.6 million at June 30, 2012 compared to the method used for March 31, 2012.  During the third and fourth quarters of 2012, the Company did not adjust any qualitative factors.  The Company bases its assessment on several sources and will continue to monitor its qualitative factors on a quarterly basis.

Changes in the allowance for loan losses were as follows:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Balance, beginning of year	$58,506	$76,038	$100,179
Provision for loan losses	16,500	20,000	42,000
Recoveries applicable to loan balances previously charged-off	3,069	7,881	14,902
Loan balances charged-off	(30,063)	(45,413)	(81,043)

Balance, end of year	$48,012	$58,506	$76,038

The following table details activity on the allowance for loan losses. Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	For the Twelve Months Ended December 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037
Provision for loan loss	1,428	10,058	(270)	4,397	278	15,891
Charged-off	(4,176)	(14,016)	(1,883)	(3,264)	(636)	(23,975)
Recoveries	202	376	328	504	216	1,626
Ending Balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579

Florida
Beginning balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469
Provision for loan loss	(811)	(619)	(555)	2,626	(32)	609
Charged-off	(246)	(1,858)	(336)	(3,646)	(2)	(6,088)
Recoveries	555	126	270	474	18	1,443
Ending Balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433

	For the Twelve Months Ended December 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$11,827	$19,504	$7,186	$5,199	$2,473	$46,189
Provision for loan loss	2,565	9,604	1,478	4,463	(2,743)	15,367
Charged-off	(6,779)	(10,643)	(4,983)	(3,973)	(634)	(27,012)
Recoveries	1,530	140	671	784	1,368	4,493
Ending Balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037

Florida
Beginning balance	$2,013	$13,291	$4,717	$9,748	$80	$29,849
Provision for loan loss	3,841	(2,130)	195	2,773	(46)	4,633
Charged-off	(3,947)	(3,655)	(2,573)	(8,192)	(34)	(18,401)
Recoveries	32	907	597	1,831	21	3,388
Ending Balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469

	For the Twelve Months Ended December 31, 2010
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,326	$24,151	$7,685	$6,570	$1,283	$49,015
Provision for loan loss	8,306	17,384	10,720	2,262	1,125	39,797
Charged-off	(5,974)	(23,012)	(11,332)	(3,908)	(41)	(44,267)
Recoveries	169	981	113	275	106	1,644
Ending Balance	$11,827	$19,504	$7,186	$5,199	$2,473	$46,189

Florida
Beginning balance	$498	$14,098	$29,805	$6,606	$157	$51,164
Provision for loan loss	6,421	2,889	(19,280)	12,170	3	2,203
Charged-off	(4,922)	(5,564)	(16,936)	(9,266)	(88)	(36,776)
Recoveries	16	1,868	11,128	238	8	13,258
Ending Balance	$2,013	$13,291	$4,717	$9,748	$80	$29,849

The following table presents the allowance for loan losses and recorded investments in loans by category:

	As of December 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$265	$634	$—	$140	$—	$1,039
Loans collectively evaluated for impairment	6,332	14,389	2,527	7,970	322	31,540
Ending Balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579

Loans:
Loans individually evaluated for impairment	$7,479	$13,308	$6,394	$5,196	$—	$32,377
Loans collectively evaluated for impairment	415,348	829,654	63,735	404,867	11,944	1,725,548
Ending Balance	$422,827	$842,962	$70,129	$410,063	$11,944	$1,757,925

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$235	$—	$483	$—	$718
Loans collectively evaluated for impairment	1,437	5,827	2,315	5,131	5	14,715
Ending Balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433

Loans:
Loans individually evaluated for impairment	$—	$6,573	$2,597	$14,046	$—	$23,216
Loans collectively evaluated for impairment	10,861	131,597	13,375	95,724	409	251,966
Ending Balance	$10,861	$138,170	$15,972	$109,770	$409	$275,182

	As of December 31, 2011
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$697	$1,421	$—	$—	$—	$2,118
Loans collectively evaluated for impairment	8,446	17,184	4,352	6,473	464	36,919
Ending Balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037

Loans:
Loans individually evaluated for impairment	$13,979	$19,404	$7,079	$5,657	$71	$46,190
Loans collectively evaluated for impairment	383,046	825,452	81,600	400,244	17,610	1,707,952
Ending Balance	$397,025	$844,856	$88,679	$405,901	$17,681	$1,754,142

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$826	$—	$—	$—	$826
Loans collectively evaluated for impairment	1,939	7,587	2,936	6,160	21	18,643
Ending Balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469

Loans:
Loans individually evaluated for impairment	$568	$6,525	$5,238	$17,762	$—	$30,093
Loans collectively evaluated for impairment	10,262	128,835	10,948	101,234	581	251,860
Ending Balance	$10,830	$135,360	$16,186	$118,996	$581	$281,953

Note 5.  Loan Servicing

The unpaid principal balances of loans serviced by the Company for the benefit of others are not included in the accompanying Consolidated Balance Sheets.  These unpaid principal balances were $1.34 billion and $1.31 billion as of December 31, 2012 and 2011, respectively.  Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing.   Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of amortization of capitalized mortgage servicing rights.

The balance of capitalized servicing rights included in other assets at December 31, 2012 and 2011, was $5.3 million and $5.5 million, respectively.  The fair values of these servicing rights were $8.6 million and $8.4 million, respectively, at December 31, 2012 and 2011.  The following summarizes mortgage servicing rights capitalized and amortized:

	For the Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Mortgage servicing rights capitalized	$2,794	$2,741	$3,537
Mortgage servicing rights amortized	$2,972	$2,530	$2,478

Note 6.  Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2012	2011
	(dollars in thousands)

Land and improvements	$22,732	$23,238
Buildings and improvements	65,099	62,520
Furniture and equipment	41,626	38,324
	129,457	124,082
Less accumulated depreciation	58,390	54,684
Total premises and equipment	$71,067	$69,398

Depreciation expense was $5.4 million, $5.5 million, and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7: Goodwill and Other Intangibles Assets

Other than goodwill, the Company does not have any other intangible assets that are not amortized. Accounting standards allow for goodwill to be tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value.  Based on the impairment testing performed at December 31, 2012, Busey Wealth Management and FirsTech did not have indicators of potential impairment based on the estimated fair value of those operating segments.

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

There were no changes in the carrying amount of goodwill by operating segment during 2012 or 2011. The carrying amount of goodwill by operating segment at December 31, 2012 and 2011 is as follows:

December 31 Balance
(dollars in thousands)
Goodwill:
FirsTech	$8,992
Busey Wealth Management	11,694
Total Goodwill	$20,686

Core deposit and customer relationship intangible assets are amortized on an accelerated or straight-line basis over the estimated period benefited up to 10 years.  Other intangible asset disclosures are as follows:

	Balance at December 31, 2011	Amortization	Balance at December 31, 2012
	(dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$10,373	$2,199	$8,174
Customer relationship intangibles	5,645	1,116	4,529
	$16,018	$3,315	$12,703

	Core deposit intangible	Customer relationship intangible
	(dollars in thousands)
As of December 31, 2012:
Gross carrying amount	$34,836	$11,320
Accumulated amortization	26,662	6,791
	$8,174	$4,529

Estimated amortization expense:
2013	$2,050	$1,082
2014	1,870	1,014
2015	1,720	973
2016	1,644	929
2017	890	531
Thereafter	—	—
	$8,174	$4,529

Note 8.  Deposits

The composition of deposits is as follows:

	December 31,
	2012	2011
	(dollars in thousands)
Demand deposits, noninterest-bearing	$611,043	$503,118
Interest-bearing transaction deposits	66,295	107,908
Savings deposits	202,263	188,297
Money market deposits	1,409,492	1,156,645
Time deposits	691,199	807,486
Total	$2,980,292	$2,763,454

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $202.4 million and $236.0 million at December 31, 2012 and 2011, respectively.  Brokered deposits and National deposits of $0.7 million and $29.9 million are included in the balance of time deposits as of December 31, 2012 and 2011, respectively.

As of December 31, 2012, the scheduled maturities of time deposits, in thousands, are as follows:

2013	$432,449
2014	117,108
2015	67,016
2016	34,527
2017	40,084
Thereafter	15
$691,199

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

	December 31,
	2012	2011
	(dollars in thousands)
Balance	$139,024	$127,867
Weighted average interest rate at end of period	0.15%	0.21%
Maximum outstanding at any month end	$146,710	$142,557
Average daily balance	$132,150	$127,095
Weighted average interest rate during period (1)	0.21%	0.29%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 10.  Short-term Borrowings

Short-term borrowings consist of advances which mature in less than one year from date of origination.  At December 31, 2012, the Company had an operating line in the amount of $20.0 million from its primary correspondent bank.  The line, which is collateralized by the outstanding shares of the Bank, matures on May 31, 2013.  The interest rate on advances from the line of credit is equal to LIBOR + 2.75%. The Company had no outstanding amounts on its operating line at December 31, 2012 or 2011.

Note 11.  Long-term Debt

Long-term debt is summarized as follows:

	December 31,
	2012	2011
	(dollars in thousands)

Notes payable, JPMorgan Chase N.A., $2,085,000 term loan, ESOP related, at LIBOR + 1.15% (effective rate of 1.45% at December 31, 2011), annual payments of $417,000, began December 2008, loan matured December 15, 2012.	$—	$417

Notes payable, Federal Home Loan Bank of Chicago, collateralized by all otherwise unpledged U.S. Treasury securities and obligations of U.S. government corporations and agencies, first mortgages on 1-4 family residential real estate loans and Federal Home Loan Bank stock.	7,000	19,000

	$7,000	$19,417

As of December 31, 2012, funds borrowed from the Federal Home Loan Bank, listed above, consisted of fixed-rate advances maturing through May 2013, with interest rates ranging from 4.68% to 5.39%.  The weighted average rate on these long-term advances was 5.29% and 4.68% as of December 31, 2012 and 2011, respectively.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2012:

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at par value at the stated maturity date or upon redemption. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above, but does not expect to exercise this right.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier I Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill and other intangible assets less any associated deferred tax liability.  The final rule provided a five-year transition period, which was extended to March 31, 2011, for applications of the aforementioned quantitative limitation.  As of December 31, 2012, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

The Dodd-Frank Act mandates the Federal Reserve to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As First Busey has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.  Further, if the rules currently proposed by the U.S. federal banking regulators are adopted in their current form, the Company’s trust preferred proceeds will no longer qualify as Tier 1 capital.

Note 13.  Capital

Issuance of Preferred Stock Under Small Business Lending Fund

On August 25, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with  the U.S. Department of Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury 72,664 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $72,664,000 (which were used to partially finance the Company’s redemption of Series T Preferred Stock as described below).  The SBLF is a Treasury lending program that encourages qualified community banks to partner with small businesses and entrepreneurs to create jobs and promote economic development in local communities.

The Series C Preferred Stock qualifies as Tier 1 capital for the Company. Non-cumulative dividends are payable quarterly on the Series C Preferred Stock, which began October 1, 2011. The dividend rate is calculated as a percentage of the aggregate “Liquidation Amount” of the outstanding Series C Preferred Stock and will be based on changes in the level of “Qualified Small Business Lending” or “QSBL” (as such terms are defined in the Purchase Agreement) by the Bank. Based upon the lack of increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period, which was from the date of issuance through September 30, 2011, was set at 5%. For the 2nd through 10th calendar quarters, the annual dividend rate may be adjusted to between 1% and 5%, to reflect the amount of change in the Bank’s level of QSBL. For the 11th calendar quarter through 4.5 years after issuance, the dividend rate will be fixed at between 1% and 7% based upon the level of QSBL as compared to the baseline. After 4.5 years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).  The dividend rate during 2012 was 5%.

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

In connection with the Company’s participation in the CPP, the Company also issued to Treasury a warrant to purchase 1,147,666 shares of the Company’s common stock.  Since the date of the Company’s participation in the CPP, it raised additional capital through a public offering of common stock and, as a result of that offering, the number of shares of common stock subject to the warrant were reduced by 50% to 573,833.  At December 31, 2012, this warrant to purchase 573,833 shares of the Company’s common stock remained outstanding; however, on November 23, 2011 the Treasury completed an auction to sell to an unrelated party its warrant in a private transaction.

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

On March 1, 2011, the Company’s stockholders approved the conversion of the shares of the Series B Preferred Stock issued December 28, 2010, at $4.25 per share, the same price at which shares of common stock had been issued in a common stock issuance contemporaneous with the offering of Series B Preferred Stock , resulting in an additional 7,497,000 common shares outstanding.   Following the conversion, no shares of Series B Preferred Stock remained outstanding.

Regulatory Capital

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, the Bank sustained significant losses during 2008 and 2009 resulting in pressure on capital, which has been enhanced through injections by the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant retained earnings deficit and the Company’s desire to maintain a strong capital position at the Bank, dividends were not paid out of the Bank in 2011 or 2012.  Until such time as retained earnings have been restored, the Bank will not be permitted to pay dividends and we will need to request permission from the Bank’s primary regulator to receive any capital out of the Bank.

On January 22, 2013, with the approval of its primary regulator, the Bank transferred $50.0 million to the Company representing a return of capital and associated surplus as a result of an amendment to the Bank’s charter.  This transaction lowered the Bank’s capital ratios from the December 31, 2012 levels; however, the Bank anticipates that it will continue to maintain capital ratios well above the guidelines to be considered “well capitalized”.

The Company and the Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  We believe, as of December 31, 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject, including the guidelines to be considered “well capitalized”.

			Minimum		Minimum
			Capital		To Be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2012:

Total Capital (to Risk Weighted Assets)
Consolidated	$419,343	18.63%	$180,026	8.00%	$225,033	10.00%
Busey Bank	$406,597	18.14%	$179,278	8.00%	$224,097	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$390,304	17.34%	$90,013	4.00%	$135,020	6.00%
Busey Bank	$377,673	16.85%	$89,639	4.00%	$134,458	6.00%

Tier I Capital (to Average Assets)
Consolidated	$390,304	11.30%	$138,151	4.00%	N/A	N/A
Busey Bank	$377,673	10.99%	$137,488	4.00%	$171,859	5.00%

As of December 31, 2011:

Total Capital (to Risk Weighted Assets)
Consolidated	$407,801	18.65%	$174,946	8.00%	$218,682	10.00%
Busey Bank	$375,154	17.27%	$173,815	8.00%	$217,268	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$379,483	17.35%	$87,473	4.00%	$131,210	6.00%
Busey Bank	$347,011	15.97%	$86,908	4.00%	$130,361	6.00%

Tier I Capital (to Average Assets)
Consolidated	$379,483	11.50%	$132,022	4.00%	N/A	N/A
Busey Bank	$347,011	10.60%	$130,924	4.00%	$163,654	5.00%

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

In June 2012, the federal bank regulatory agencies issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and change the risk-weightings of certain assets for purposes of calculating certain capital ratios.  The proposed changes, if implemented, would be phased in from 2013 through 2019.   The comment period on these proposed rules expired on October 22, 2012 and the regulatory agencies have since delayed adoption of final rules indefinitely.  It is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.  Management continues to assess the effect of the proposed rules on the Company and the Bank’s capital position and will monitor continuing developments relating to the proposed rules.

Note 14.  Income Taxes

The components of income taxes consist of:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Current	$1,926	$2,194	$7,353
Deferred	8,571	12,776	2,111
Total income tax (benefit) expense	$10,497	$14,970	$9,464

A reconciliation of federal and state income taxes at statutory rates to the income taxes included in the statements of income is as follows:

	Years Ended December 31,
	2012	2011	2010
	% of	% of	% of
	Pretax	Pretax	Pretax
	Income	Income	Loss

Income tax (benefit) at statutory rate	35.0%	35.0%	35.0%
Effect of:
Tax-exempt interest, net	(4.5)%	(2.6)%	(3.7)%
State income taxes, net	3.5%	2.1%	2.0%
Income on bank owned life insurance	(1.8)%	(1.0)%	(1.9)%
ESOP dividends	(0.2)%	(0.1)%	(0.2)%
Other, net	(0.1)%	—%	(2.3)%
	31.9%	33.4%	28.9%

Net deferred taxes at December 31, 2012 and 2011 in the accompanying Consolidated Balance Sheets, include the following amounts of deferred tax assets and liabilities:

	2012	2011
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$19,597	$23,881
Stock-based compensation	1,183	795
Loan adjustments	396	131
Deferred compensation	1,993	1,956
Accrued vacation	576	511
Employee costs	616	385
Other	1,423	1,448
	$25,784	$29,107

Deferred tax liabilities:
Investment securities:
Unrealized gains on securities available for sale	$(9,479)	$(9,187)
Other	(2,273)	(2,004)
Basis in premises and equipment	(2,215)	(3,170)
Mortgage servicing assets	(2,159)	(2,232)
Basis in core deposit and customer intangibles	(5,185)	(6,538)
Deferred loan origination costs	(303)	(285)
	$(21,614)	$(23,416)
Net operating loss carryforward, net of valuation allowance	35,203	42,545
Net deferred tax asset	$39,373	$48,236

At December 31, 2012 and December 31, 2011, the Company had federal and Illinois net operating loss carryforwards of $35.2 million and $42.5 million, respectively, which are available to offset future taxable income. These net operating loss carryforwards will expire in 2030.

At December 31, 2012, the Company also had Indiana and Florida net operating loss carryforwards of $1.8 million, which will begin to expire in 2030. Due to the uncertainty as to whether we will be able to realize the Indiana and Florida carryforwards, the Company has a full valuation allowance of $1.8 million related to these net operating loss carryforwards.

Management believes that it is more likely than not that the other deferred tax assets included in the accompanying Consolidated Balance Sheets will be fully realized. We have determined that no valuation allowance is required for any other deferred tax assets as of December 31, 2012, although there is no guarantee that those assets will be recognizable in future periods.

Note 15.  Employee Benefit Plans

Employees’ Stock Ownership Plan

The First Busey Corporation Employees’ Stock Ownership Plan (‘ESOP’) is available to all full-time employees who meet certain age and length of service requirements.  The ESOP trust fund is able to purchase common shares of the Company using the proceeds of bank borrowings which are generally secured by the common shares.  As of December 31, 2012, the ESOP trust had no outstanding bank borrowings or debt.  Allocations of contributions and forfeitures are based on the eligible compensation of each participant.  Dividends on allocated shares of common stock are distributed directly to the participants.  All shares held by the ESOP, which were acquired prior to the issuance of FASB ASC Topic 718-40, “Employee Stock Ownership Plans” (ASC 718-40), are included in the computation of average common shares and common share equivalents. This accounting treatment is grandfathered under ASC 718-40 for shares purchased prior to December 31, 1992.

As the ESOP made payments of principal on borrowings an appropriate percentage of stock was allocated to eligible employees’ accounts in accordance with applicable regulations under the Internal Revenue Code.  Compensation expense for shares released was equal to the fair market value of the shares when released. During 2012, 2011 and 2010, $0.1 million of compensation expense was recognized each year for the ESOP, releasing 20,000 shares to participant accounts in each year. Compensation expense related to the ESOP is included in the chart below under “Employee Benefits.” Compensation expense related to the ESOP, including related interest expense was $0.1 million for each of the years ended December 31, 2012, 2011 and 2010.

All shares held in the ESOP which were acquired prior to December 31, 1992 were allocated as of December 31, 2006.  The number of shares and associated fair values were 594,504 worth $2.8 million and 642,128 worth $3.2 million at December 31, 2012 and 2011, respectively.

Shares held in the ESOP which were acquired after December 31, 1992 and their fair values were as follows:

	2012		2011
		Fair		Fair
	Shares	Value	Shares	Value
	(dollars in thousands)
Allocated shares	212,146	$986	210,876	$1,054
Unallocated shares	—	—	20,000	100

Total	212,146	$986	230,876	$1,154

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

The rights of the participants vest ratably over a five-year period, except for the 401(k) match portion, which vests immediately.  Expenses related to the employee benefit plans are included in the statements of income as follows:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Employee benefits	$3,024	$2,985	$2,859
Interest on employee stock ownership plan debt	5	11	18

Total employer contributions	$3,029	$2,996	$2,877

The Company sponsors deferred compensation plans for executive officers for deferral of compensation.  The deferred compensation expense reported was $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The deferred compensation liability was $4.5 million at December 31, 2012 and $4.3 million at December 31, 2011 and 2010.

Note 16.  Stock Incentive Plans

Overview

During the second quarter of 2010, the Company adopted the First Busey Corporation 2010 Equity Incentive Plan (“2010 Equity Plan”), which was approved at the annual stockholders meeting on May 19, 2010. The Company no longer makes any additional grants under prior plans. The prior plans include:  the First Busey Corporation 1993 Restricted Stock Award Plan, the First Busey Corporation 1999 Stock Option Plan, the Main Street Trust, Inc. 2000 Stock Incentive Plan, and the First Busey Corporation 2004 Stock Option Plan.

Subject to permitted adjustments for certain corporate transactions, the maximum number of shares that may be delivered to participants, or their beneficiaries, under the 2010 Equity Plan is 4,000,000 shares of First Busey common stock. To the extent that any shares of stock covered by an award (including non-vested stock awards) under the 2010 Equity Plan, or the prior plans, are not delivered for any reason, including because the award is forfeited, canceled, settled in cash or shares are withheld to satisfy tax withholding requirements, such shares will not be deemed to have been delivered for purposes of determining the maximum number of shares of stock available for delivery and will again become available for usage under the 2010 Equity Plan. If any option granted under the 2010 Equity Plan is exercised by tendering shares of stock, only the number of shares of stock issued net of the shares of stock tendered shall be counted for purposes of these limitations.

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

The following additional limits apply to awards under the 2010 Equity Plan:

•                  the maximum number of shares of stock that may be covered by options that are intended to be “performance-based compensation” which are granted to any one participant during any calendar year is 400,000 shares;

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

The Company grants share-based compensation awards to its employees and members of its board of directors as provided for under the Company’s 2010 Equity Incentive Plan.  The Company currently grants share-based compensation in the form of restricted stock units and deferred stock units (considered non-vested stock awards under ASC Topic 718).  The Company also has outstanding stock options granted prior to 2011.  The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of its business, and to attract and retain talented personnel. All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

Stock Option Plan

There were no stock options granted in 2012 and 2011.  The fair value of the stock options granted in 2010, which vested over a one-year period, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

2010
Director

Number of options granted	67,500
Risk-free interest rate	1.98%
Expected life, in years	4.9
Estimated Forfeiture Rate	—
Expected volatility	47.17%
Expected dividend yield	3.01%

Estimated fair value per option	$1.48

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

A summary of the status of the Company’s stock options for the years ended December 31, 2012, 2011, and 2010, and the changes during the years ending on those dates is as follows:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,017,922	$16.23	1,351,593	$16.09	1,592,755	$16.12
Granted	—	––	—	––	67,500	4.49
Exercised	—	––	—	––	—	––
Forfeited	(160,454)	12.07	(333,671)	15.67	(308,662)	13.70
Outstanding at end of year	857,468	$17.01	1,017,922	$16.23	1,351,593	$16.09

Exercisable at end of year	857,468	$17.01	1,017,922	$16.23	1,291,593	$16.63

Intrinsic value of options exercised during the year		$—		$—		$—
Weighted-average fair value per option for options granted during the year		$—		$—		$1.48

The following table summarizes information about stock options outstanding at December 31, 2012:

					Options
	Options Outstanding				Exercisable
			Weighted-
		Weighted-	Average
Range of		Average	Remaining
Exercise		Exercise	Contractual	Intrinsic		Intrinsic
Prices	Number	Price	Life	Value	Number	Value

$4.49-7.53	105,000	$6.01	7.00		105,000
16.00-16.03	156,439	16.00	0.21		156,439
17.12-19.74	596,029	19.21	2.38		596,029

	857,468	$17.01	2.55	$8	857,468	$8

The Company did not record any stock option compensation expense during 2012 and recorded an insignificant amount of expense during 2011 and 2010. As of December 31, 2012, the Company has no unrecognized stock option expense.

Restricted Stock Unit Plan

The Company grants restricted stock units (“RSUs”) to members of management periodically throughout the year.  Each RSU is equivalent to one share of the Company’s common stock.  These units have a requisite service period ranging from one to five years. In addition, all recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter compound based upon the updated unit balances.  Upon vesting/delivery, shares will be issued from treasury.

A summary of the changes in the Company’s restricted stock units for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	455,352	$4.98	194,914	$4.75	—	$—
Granted	266,258	4.83	250,728	5.16	191,579	4.75
Dividend equivalents earned	32,704	4.79	9,710	5.20	3,335	4.61
Vested	(9,925)	4.19	—	––	—	––
Forfeited	(7,977)	5.15	—	––	—	––
Outstanding at end of year	736,412	$4.92	455,352	$4.98	194,914	$4.75

In 2012, the Company issued 6,804 treasury shares in conjunction with the vesting of RSUs.  The difference between the number of shares issued and the number of vested units is due to shares issued under a net share settlement option.  There were no cash proceeds from the vesting of RSUs in 2012, as the one vesting was net share settled.

On July 24, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 204,452 RSUs to certain members of management and the chairman of the board.  As the stock price on the grant date of July 24, 2012 was $4.72, total compensation cost to be recognized is $965,000. This cost will be recognized over the requisite service period of five years following which the awards will vest 100%.

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

Deferred Stock Unit Plan

The Company annually grants share-based awards in the form of restricted stock units with a deferred settlement date (“DSUs”) to its board of directors. Each DSU is equivalent to one share of the Company’s common stock. The DSUs vest over a twelve-month period following the grant date. These units generally are subject to the same terms as RSUs under the Company’s 2010 Equity Incentive Plan, except that, following vesting, settlement occurs within 30 days following the earlier of separation from the board or a change in control of the Company.  Subsequent to vesting and prior to delivery, these units will continue to earn dividend equivalents.

A summary of the changes in the Company’s deferred stock units for the years ended December 31, 2012 and 2011 is as follows (DSUs were initially granted in 2011):

	2012		2011
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of year	22,771	$5.23	—	$—
Granted	31,897	4.77	22,426	5.23
Dividend equivalents earned	2,252	4.76	345	5.22
Vested	(23,929)	5.21	—	—
Forfeited	—	—	—	—
Non-vested at end of year	32,991	$4.77	22,771	$5.23
Outstanding at end of year	56,920	$4.96	22,771	$5.23

On July 24, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 5,297 DSUs to the Chairman of the Board. As the stock price on the grant date of July 24, 2012 was $4.72, total compensation cost to be recognized is $25,000. This cost will be recognized over the requisite service period of one year from the date of grant or the next Annual Shareholder’s meeting; whichever is earlier. Subsequent to the requisite service period, the award will vest 100%.

On June 19, 2012, under the terms of the 2010 Equity Incentive Plan, the Company granted 26,600 DSUs to directors.  As the stock price on the grant date of June 19, 2012 was $4.78, total compensation cost to be recognized is $127,148.  This cost will be recognized over the requisite service period of one year from the date of grant or the next Annual Shareholder’s meeting; whichever is earlier. Subsequent to the requisite service period, the awards will vest 100%.

A listing of grants in 2011 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Company recognized $1.0 million and $0.4 million of compensation expense related to both non-vested RSUs and DSUs for the years ended December 31, 2012 and December 31, 2011, respectively.  As of December 31, 2012, there was $2.2 million of total unrecognized compensation cost related to these non-vested stock awards. This cost is expected to be recognized over a period of 2.9 years.

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

The following is an analysis of the changes in loans, in thousands, to related parties during the year ended December 31, 2012:

Balance at beginning of year	$37,072
Addition due to change in relationship	1,233
Deletion due to change in relationship	(2,344)
New loans/ advances	4,437
Repayments	(10,684)
Balance at end of year	$29,714

Total unused commitments to directors and executive officers were $7.4 million at December 31, 2012.

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

Credit Commitments and Contingencies

The Bank is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

The Bank’s exposure to credit loss are represented by the contractual amount of those commitments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of the contractual amount of the Company’s exposure to off-balance-sheet risk follows:

	December 31,
	2012	2011
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$483,373	$501,249
Standby letters of credit	12,305	13,549

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  As of December 31, 2012 and December 31, 2011, no amounts were recorded as liabilities for the Company’s potential obligations under these guarantees.

As of December 31, 2012, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

Lease Commitments

At December 31, 2012, the Company was obligated under noncancelable operating leases for office space and other commitments.  Rent expense under operating leases, included in net occupancy and equipment expense, was approximately $2.5 million, $3.0 million, and $2.9 million the years ended December 31, 2012, 2011 and 2010, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2012 in thousands, are as follows:

2013	$1,413
2014	771
2015	637
2016	112
2017	4
Thereafter	—
$2,937

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

There were no transfers between levels during the year ended December 31, 2012.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
2012
Securities available for sale:
U.S. Treasury securities	$—	$104,656	$—	$104,656
Obligations of U.S. government corporations and agencies	—	370,194	—	370,194
Obligations of states and political subdivisions	—	280,288	—	280,288
Residential mortgage-backed securities	—	217,715	—	217,715
Corporate debt securities	24,714	—	—	24,714
Mutual funds and other equity securities	3,930	—	—	3,930
	$28,644	$972,853	$—	$1,001,497

2011
Securities available for sale:
U.S. Treasury securities	$—	$46,035	$—	$46,035
Obligations of U.S. government corporations and agencies	—	349,031	—	349,031
Obligations of states and political subdivisions	—	154,437	—	154,437
Residential mortgage-backed securities	—	278,115	—	278,115
Corporate debt securities	2,583	—	—	2,583
Mutual funds and other equity securities	1,548	—	—	1,548
	$4,131	$827,618	$—	$831,749

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and 2011 segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
2012
Impaired loans	$—	$—	$2,284	$2,284
Foreclosed assets	—	—	511	511

2011
Impaired loans	$—	$—	$4,905	$4,905
Foreclosed assets	—	—	794	794

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
December 31, 2012	Estimate	Techniques	Input	Range
	(dollars in thousands)
Impaired loans	$2,284	Appraisal of collateral	Appraisal adjustments	-12.00% to -100.0%
Foreclosed assets	511	Appraisal of collateral	Appraisal adjustments	-51.7% to -61.1%

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and due from banks and accrued interest and are classified as level 2. The methodologies for other financial assets and financial liabilities are discussed below:

Loans held for sale

Fair value of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Fair values for on-balance-sheet commitments to originate loans held for sale are based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also consider the difference between current levels of interest rates and the committed rates.  The fair value of interest-rate lock commitments are considered immaterial.  Loans held for sale are classified as level 2.

Loans

Our performing loan portfolio consists of variable rate and fixed rate loans.  For variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying amount.  For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for similar loans or securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities and are classified as level 3.

Fair value of impaired loans is discussed above.

Deposits and securities sold under agreements to repurchase

The fair value of demand deposits, savings accounts, interest-bearing transaction accounts, and certain money market deposits is defined as the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.  The carrying amounts reported in the balance sheet for securities sold under agreements to repurchase approximate those liabilities’ fair values.  Deposits and securities sold under agreements to repurchase are classified as level 2.

Long-term debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt and are classified as level 2.

Junior subordinated debt owed to unconsolidated trusts

Rates currently available to the Company for instruments with similar terms and remaining maturities are used to estimate fair value of existing fixed rate instruments.  For variable rate instruments, fair values are based on carrying values and are classified as level 2.

Commitments to extend credit and standby letters of credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.  The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.  As of December 31, 2012 and 2011, these items are insignificant.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s Consolidated Balance Sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$351,255	$351,255	$315,053	$315,053
Loans held for sale	40,003	40,971	15,249	15,569
Accrued interest receivable	12,275	12,275	11,121	11,121
Level 3 inputs:
Loans, net	1,985,095	2,006,588	1,977,589	2,008,603

Financial liabilities:
Level 2 inputs:
Deposits	$2,980,292	$2,987,524	$2,763,454	$2,773,599
Securities sold under agreements to repurchase	139,024	139,024	127,867	127,867
Long-term debt	7,000	7,120	19,417	20,138
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	1,128	1,128	1,881	1,881

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

The following summarized information relates to the Company’s reportable segments:

	Goodwill		Total Assets
As of December 31,	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)

Busey Bank	$—	$—	$3,567,637	$3,331,869
FirsTech	8,992	8,992	26,401	25,542
Busey Wealth Management	11,694	11,694	26,653	25,867
All Other	—	—	(2,635)	18,844
Totals	$20,686	$20,686	$3,618,056	$3,402,122

		Year ended December 31,
		2012	2011	2010
		(dollars in thousands)

Interest income:
Busey Bank		$116,608	$132,501	$155,921
FirsTech		62	66	56
Busey Wealth Management		251	255	248
All Other		(5)	(3)	(42)
Total interest income		$116,916	$132,819	$156,183

Interest expense:
Busey Bank		$13,466	$20,514	$35,887
FirsTech		—	—	—
Busey Wealth Management		—	—	—
All Other		1,304	1,912	3,145
Total interest expense		$14,770	$22,426	$39,032

Other income:
Busey Bank		$39,908	$35,940	$40,341
FirsTech		8,522	9,287	9,493
Busey Wealth Management		16,345	14,841	13,822
All Other		2,077	(1,053)	(903)
Total other income		$66,852	$59,015	$62,753

Net income (loss):
Busey Bank		$19,162	$28,504	$21,230
FirsTech		935	1,437	1,821
Busey Wealth Management		3,363	3,095	3,283
All Other		(1,103)	(3,163)	(3,104)
Total net income		$22,357	$29,873	$23,230

Note 21.  Parent Company Only Financial Information

Condensed financial data for First Busey Corporation is presented below.

BALANCE SHEETS

	December 31,
	2012	2011
	(dollars in thousands)
ASSETS

Cash and due from subsidiary banks	$5,152	$25,771
Securities available for sale	201	208
Loans	68	163
Investments in subsidiaries:
Bank	432,912	412,425
Non-bank	23,605	22,714
Premises and equipment, net	757	844
Other assets	9,369	9,487
Total assets	$472,064	$471,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Long-term ESOP debt	$—	$417
Junior subordinated debentures owed to unconsolidated trusts	55,000	55,000
Other liabilities	8,267	6,928
Total liabilities	63,267	62,345

Total stockholders’ equity	408,797	409,267
Total liabilities and stockholders’ equity	$472,064	$471,612

STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Operating income:
Dividends from subsidiaries:
Bank	$—	$—	$—
Non-bank	2,500	3,750	1,900
Interest and dividend income	49	63	27
Other income	6,231	2,424	2,743
Total operating income	8,780	6,237	4,670

Expense:
Salaries and employee benefits	4,718	3,620	2,595
Interest expense	1,351	1,963	3,197
Operating expense	2,469	2,623	2,612
Total expense	8,538	8,206	8,404

Income (loss) before income tax benefit and distributions less than (in excess of) net income of subsidiaries	242	(1,969)	(3,734)

Income tax benefit	1,155	2,556	2,530

Income before distributions less than (in excess of) net income of subsidiaries	1,397	587	(1,204)

Distributions less than (in excess of) net income (loss) of subsidiaries:
Bank	20,097	29,941	23,051
Non-bank	863	(655)	1,383

Net income	$22,357	$29,873	$23,230

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$22,357	$29,873	$23,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	98	120	310
Distributions less than net income of subsidiaries	(20,960)	(29,286)	(24,434)
Stock-based compensation	991	488	194
Fair value adjustment on employee stock ownership plan shares allocated	(322)	(318)	(328)
Changes in assets and liabilities:
Decrease (increase) in other assets	125	1,479	(953)
Increase (decrease) in other liabilities	1,435	(22,630)	22,128

Net cash provided by (used in) operating activities	3,724	(20,274)	20,147

Cash Flows from Investing Activities
Securities purchased under agreements to resell, net	—	10,909	16,095
Decrease in loans	95	85	81
Proceeds from sales of premises and equipment	—	—	191
Purchases of premises and equipment	(11)	(5)	(6)
Investment in subsidiary, net	—	—	(12,500)

Net cash provided by investing activities	84	10,989	3,861

Cash Flows from Financing Activities
Proceeds from short-term debt	—	—	4,000
Principal payments on long-term debt	—	—	(13,000)
Principal payments on short-term debt	—	—	(4,000)
Repurchase of Series T Preferred Stock	—	(100,000)	—
Proceeds from issuance of Series C Preferred stock	—	72,664	—
Proceeds from issuance of Series B Preferred stock, net	—	—	31,862
Proceeds from issuance of Common stock, net	—	—	52,454
Cash dividends paid	(24,427)	(18,343)	(15,617)
Net cash (used in) provided by financing activities	(24,427)	(45,679)	55,699

Net (decrease) increase in cash and due from subsidiary banks	(20,619)	(54,964)	79,707
Cash and due from subsidiary banks, beginning	25,771	80,735	1,028

Cash and due from subsidiary banks, ending	$5,152	$25,771	$80,735

Note 22.  Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except per share data:

	2012
	December 31	September 30	June 30	March 31

Interest income	$28,584	$29,011	$29,225	$30,096
Interest expense	2,955	3,466	3,951	4,398
Net interest income	25,629	25,545	25,274	25,698
Provision for loan losses	3,500	3,500	4,500	5,000
Noninterest income	17,613	15,589	15,770	17,880
Noninterest expense	32,269	30,394	29,779	27,202
Income before income taxes	7,473	7,240	6,765	11,376
Income taxes	2,556	2,331	1,877	3,733
Net income	$4,917	$4,909	$4,888	$7,643
Preferred stock dividends and discount accretion	908	909	908	908
Net income available to common stockholders	$4,009	$4,000	$3,980	$6,735

Basic earnings per share	$0.05	$0.05	$0.05	$0.08
Diluted earnings per share	$0.05	$0.05	$0.05	$0.08

	2011
	December 31	September 30	June 30	March 31

Interest income	$31,229	$32,811	$33,873	$34,906
Interest expense	4,751	5,084	6,032	6,559
Net interest income	26,478	27,727	27,841	28,347
Provision for loan losses	5,000	5,000	5,000	5,000
Noninterest income	15,012	14,718	13,746	15,539
Noninterest expense	27,991	25,724	25,185	25,665
Income (loss) before income taxes	8,499	11,721	11,402	13,221
Income taxes	2,753	4,151	3,955	4,111
Net income (loss)	$5,746	$7,570	$7,447	$9,110
Preferred stock dividends and discount accretion	1,234	1,049	1,283	1,776
Net income (loss) available to common stockholders	$4,512	$6,521	$6,164	$7,334

Basic earnings per share	$0.05	$0.08	$0.07	$0.09
Diluted earnings per share	$0.05	$0.08	$0.07	$0.09