Form 10-Q
period 2013-03-31
FIRST BUSEY CORP /NV/
filed 2013-05-09
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 3/31/2013

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

N/A

(Former Name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2013
Common Stock, $.001 par value	86,691,159

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(Unaudited)

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2013 $383,530; 2012 $235,428)	$447,608	$351,255
Securities available for sale	952,579	1,001,497
Loans held for sale	30,833	40,003
Loans (net of allowance for loan losses 2013 $47,773; 2012 $48,012)	1,982,074	1,985,095
Premises and equipment	70,136	71,067
Goodwill	20,686	20,686
Other intangible assets	11,920	12,703
Cash surrender value of bank owned life insurance	39,813	39,485
Other real estate owned (OREO)	2,632	3,450
Deferred tax asset, net	37,567	39,373
Other assets	52,462	53,442
Total assets	$3,648,310	$3,618,056
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest-bearing	$547,226	$611,043
Interest-bearing	2,469,719	2,369,249
Total deposits	$3,016,945	$2,980,292

Securities sold under agreements to repurchase	130,809	139,024
Long-term debt	6,000	7,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	25,851	27,943
Total liabilities	$3,234,605	$3,209,259

Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	594,313	594,411
Accumulated deficit	(234,796)	(240,321)
Accumulated other comprehensive income	12,671	13,542
Total stockholders’ equity before treasury stock	$444,940	$440,384

Common stock shares held in treasury at cost — 2013 1,595,973; 2012 1,616,282	(31,235)	(31,587)
Total stockholders’ equity	$413,705	$408,797
Total liabilities and stockholders’ equity	$3,648,310	$3,618,056

Common shares outstanding at period end	86,691,159	86,670,850

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$22,961	$25,526
Interest and dividends on investment securities:
Taxable interest income	3,171	3,768
Non-taxable interest income	983	802
Total interest income	$27,115	$30,096
Interest expense:
Deposits	$2,097	$3,748
Securities sold under agreements to repurchase	44	78
Short-term borrowings	9	9
Long-term debt	81	226
Junior subordinated debt owed to unconsolidated trusts	301	337
Total interest expense	$2,532	$4,398
Net interest income	$24,583	$25,698
Provision for loan losses	2,000	5,000
Net interest income after provision for loan losses	$22,583	$20,698
Other income:
Trust fees	$5,208	$5,195
Commissions and brokers’ fees, net	540	506
Remittance processing	2,098	2,167
Service charges on deposit accounts	2,727	2,811
Other service charges and fees	1,439	1,381
Gain on sales of loans	3,497	2,413
Other	1,132	3,407
Total other income	$16,641	$17,880
Other expense:
Salaries and wages	$13,560	$12,111
Employee benefits	3,227	2,896
Net occupancy expense of premises	2,182	2,205
Furniture and equipment expense	1,254	1,272
Data processing	2,639	2,159
Amortization of intangible assets	783	827
Regulatory expense	646	626
OREO expense	543	5
Other	4,733	5,101
Total other expense	$29,567	$27,202
Income before income taxes	$9,657	$11,376
Income taxes	3,224	3,733
Net income	$6,433	$7,643
Preferred stock dividends	908	908
Net income available to common stockholders	$5,525	$6,735
Basic earnings per common share	$0.06	$0.08
Diluted earnings per common share	$0.06	$0.08
Dividends declared per share of common stock	$—	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands)
Net income	$6,433	$7,643
Other comprehensive (loss), before tax:
Unrealized net (losses) on securities:
Unrealized net holding (losses) arising during period	$(1,480)	$(196)
Other comprehensive (loss), before tax	$(1,480)	$(196)
Income tax (benefit) related to items of other comprehensive income	(609)	(80)
Other comprehensive (loss), net of tax	$(871)	$(116)
Comprehensive income	$5,562	$7,527

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$6,433	$7,643
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	251	220
Depreciation and amortization	2,189	2,161
Provision for loan losses	2,000	5,000
Provision for deferred income taxes	2,415	3,488
Amortization of security premiums and discounts, net	2,549	2,225
Gain on sales of loans, net	(3,497)	(2,413)
Net loss (gain) on sales of OREO properties	51	(40)
Increase in cash surrender value of bank owned life insurance	(328)	(659)
Change in assets and liabilities:
Decrease (increase) in other assets	1,257	(132)
Decrease in other liabilities	(1,924)	(1,845)
Decrease in interest payable	(165)	(276)
Decrease (increase) in income taxes receivable	(277)	520
Net cash provided by operating activities before activities for loans originated for sale	$10,954	$15,892

Loans originated for sale	(130,546)	(146,232)
Proceeds from sales of loans	143,213	134,477
Net cash provided by operating activities	$23,621	$4,137

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	2,295	4,152
Proceeds from maturities of securities classified available for sale	56,705	47,153
Purchase of securities classified available for sale	(14,111)	(162,724)
Net decrease in loans	774	46,588
Proceeds from disposition of premises and equipment	462	19
Proceeds from sale of OREO properties	1,014	2,869
Purchases of premises and equipment	(937)	(1,365)
Net cash provided by (used in) investing activities	$46,202	$(63,308)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(29,338)	$(54,240)
Net increase in demand, money market and savings deposits	65,991	171,013
Cash dividends paid	(908)	(4,373)
Principal payments on long-term debt	(1,000)	—
Net (decrease) increase in securities sold under agreements to repurchase	(8,215)	16,842
Net cash provided by financing activities	$26,530	$129,242
Net increase in cash and due from banks	$96,353	$70,071
Cash and due from banks, beginning	$351,255	$315,053
Cash and due from banks, ending	$447,608	$385,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$2,697	$4,674
Income taxes	$1,110	$70

Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$247	$3,096
Dividends accrued	$923	$924

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation

The accompanying unaudited consolidated interim financial statements of First Busey Corporation (the “Company”), a Nevada corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and do not include certain information and footnote disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete annual financial statements. Accordingly, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

In preparing the accompanying consolidated financial statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, and valuation allowance on the deferred tax asset.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended March 31, 2013 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:  Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Information relating to accounting pronouncements issued and applicable to the Company in 2012 appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company has not identified any standards applicable to the Company for 2013 that it believes merit discussion.

Note 3:  Securities

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2013:
U.S. Treasury securities	$103,225	$1,292	$—	$104,517
Obligations of U.S. government corporations and agencies	332,583	5,644	(16)	338,211
Obligations of states and political subdivisions	276,195	5,819	(220)	281,794
Residential mortgage-backed securities	190,989	7,105	—	198,094
Corporate debt securities	24,484	154	(10)	24,628
Total debt securities	927,476	20,014	(246)	947,244
Mutual funds and other equity securities	3,563	1,772	—	5,335

	$931,039	$21,786	$(246)	$952,579

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2012:
U.S. Treasury securities	$103,353	$1,303	$—	$104,656
Obligations of U.S. government corporations and agencies	363,583	6,616	(5)	370,194
Obligations of states and political subdivisions	274,350	6,176	(238)	280,288
Residential mortgage-backed securities	210,139	7,576	—	217,715
Corporate debt securities	24,601	139	(26)	24,714
Total debt securities	976,026	21,810	(269)	997,567
Mutual funds and other equity securities	2,451	1,479	—	3,930

	$978,477	$23,289	$(269)	$1,001,497

The amortized cost and fair value of debt securities available for sale as of March 31, 2013, by contractual maturity, are shown below. Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary. Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$143,583	$144,951
Due after one year through five years	518,792	527,045
Due after five years through ten years	202,954	209,884
Due after ten years	62,147	65,364
	$927,476	$947,244

There were no realized gains and losses related to sales of securities and no tax provision related to net realized gains and losses for the three months ended March 31, 2013 and 2012.

Investment securities with carrying amounts of $418.2 million and $489.1 million on March 31, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
March 31, 2013:
U.S. Treasury securities(1)	$355	$—	$—	$—	$355	$—
Obligations of U.S. government corporations and agencies	10,144	16	—	—	10,144	16
Obligations of states and political subdivisions	26,454	164	4,282	56	30,736	220
Corporate debt securities	7,159	10	—	—	7,159	10
Total temporarily impaired securities	$44,112	$190	$4,282	$56	$48,394	$246

(1)Unrealized loss was less than one thousand dollars.

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2012:
Obligations of U.S. government corporations and agencies	$10,155	$5	$—	$—	$10,155	$5
Obligations of states and political subdivisions	37,958	189	3,311	49	41,269	238
Corporate debt securities	15,207	26	—	—	15,207	26
Total temporarily impaired securities	$63,320	$220	$3,311	$49	$66,631	$269

The total number of securities in the investment portfolio in an unrealized loss position as of March 31, 2013 was 74, and represented a loss of 0.51% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

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

Note 4:  Loans

Geographic distributions of loans were as follows:

	March 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$392,171	$11,959	$21,792	$425,922
Commercial real estate	776,674	147,501	68,794	992,969
Real estate construction	69,263	17,040	2,875	89,178
Retail real estate	421,790	107,254	10,383	539,427
Retail other	12,677	398	109	13,184
Total	$1,672,575	$284,152	$103,953	$2,060,680

Less held for sale(1)				30,833
				$2,029,847

Less allowance for loan losses				47,773
Net loans				$1,982,074

(1)Loans held for sale are included in retail real estate.

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012
Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.7 million and $0.8 million as of March 31, 2013 and December 31, 2012, respectively.

The Company believes that sound loans are a necessary and desirable means of employing funds available for investment. Recognizing the Company’s obligations to its stockholders, depositors, and to the communities it serves, authorized personnel are expected to seek to develop and make sound, profitable loans that resources permit and that opportunity affords. The Company maintains lending policies and procedures designed to focus lending efforts on the types, locations and duration of loans most appropriate for its business model and markets.  While not specifically limited, the Company attempts to focus its lending on short to intermediate-term (0-7 years) loans in geographies within 125 miles of its lending offices.  The Company attempts to utilize government assisted lending programs, such as the Small Business Administration and United States Department of Agriculture lending programs, when prudent. Generally, loans are collateralized by assets, primarily real estate, of the borrowers and guaranteed by individuals.  The loans are expected to be repaid primarily from cash flows of the borrowers, or from proceeds from the sale of selected assets of the borrowers.

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

The Company’s lending can be summarized into five primary areas: commercial loans, commercial real estate loans, real estate construction loans, retail real estate loans, and other retail loans. A description of each of the lending areas can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The significant majority of the lending activity occurs in the Company’s Illinois and Indiana markets, with the remainder in the Florida market.  Due to the small scale of the Indiana loan portfolio and its geographical proximity to the Illinois portfolio, the Company believes that quantitative or qualitative segregation between Illinois and Indiana is not material or warranted.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $1.8 billion at March 31, 2013 which remained steady with balances at December 31, 2012.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $222.6 million at March 31, 2013, a slight decline from $228.1 million at December 31, 2012.  The positive change in mix of loan grades began in 2012 and indicates a declining level of overall risk in the total loan portfolio.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non-posted and clearings) and geography:

	March 31, 2013
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.76	$329,298	$57,158	$6,729	$18,863	$1,915
Commercial real estate	5.55	653,077	106,607	46,839	30,933	8,012
Real estate construction	7.13	33,937	7,606	13,485	13,931	3,179
Retail real estate	3.63	378,713	6,352	6,241	7,188	3,148
Retail other	3.40	12,420	359	—	7	—
Total Illinois/Indiana		$1,407,445	$178,082	$73,294	$70,922	$16,254

Florida
Commercial	5.70	$7,437	$308	$3,375	$839	$—
Commercial real estate	6.37	87,297	24,374	11,203	20,665	3,962
Real estate construction	6.98	5,058	8,055	2,946	981	—
Retail real estate	3.96	79,209	8,414	12,395	2,929	2,785
Retail other	2.44	381	—	17	—	—
Total Florida		$179,382	$41,151	$29,936	$25,414	$6,747
Total		$1,586,827	$219,233	$103,230	$96,336	$23,001

	December 31, 2012
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.68	$346,536	$46,201	$12,374	$15,677	$2,039
Commercial real estate	5.53	644,695	110,012	50,305	28,655	9,295
Real estate construction	7.21	30,710	7,809	14,162	14,084	3,364
Retail real estate	3.62	385,949	6,729	7,806	5,874	2,855
Retail other	3.34	11,563	372	—	9	—
Total Illinois/Indiana		$1,419,453	$171,123	$84,647	$64,299	$17,553

Florida
Commercial	5.91	$6,359	$3,544	$162	$796	$—
Commercial real estate	6.36	80,232	20,667	13,238	19,279	4,754
Real estate construction	6.97	4,137	7,721	3,172	942	—
Retail real estate	3.98	83,578	6,369	13,225	3,265	2,797
Retail other	2.80	391	—	18	—	—
Total Florida		$174,697	$38,301	$29,815	$24,282	$7,551
Total		$1,594,150	$209,424	$114,462	$88,581	$25,104

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	March 31, 2013
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non-accrual Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$1,181	$459	$—	$1,915
Commercial real estate	4,138	309	193	8,012
Real estate construction	—	—	—	3,179
Retail real estate	571	276	11	3,148
Retail other	10	—	—	—
Total Illinois/Indiana	$5,900	$1,044	$204	$16,254

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	172	—	—	3,962
Real estate construction	—	—	—	—
Retail real estate	16	—	—	2,785
Retail other	—	—	—	—
Total Florida	$188	$—	$—	$6,747
Total	$6,088	$1,044	$204	$23,001

	December 31, 2012
	Loans past due, still accruing
	30-59 Days	60-89 Days	90+Days	Non-accrual Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$111	$80	$19	$2,039
Commercial real estate	216	59	139	9,295
Real estate construction	—	—	—	3,364
Retail real estate	1,154	294	46	2,855
Retail other	2	2	—	—
Total Illinois/Indiana	$1,483	$435	$204	$17,553

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	4,754
Real estate construction	—	—	—	—
Retail real estate	364	—	52	2,797
Retail other	—	3	—	—
Total Florida	$364	$3	$52	$7,551
Total	$1,847	$438	$256	$25,104

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

The gross interest income that would have been recorded in the three months ended March 31, 2013 if impaired loans had been current in accordance with their original terms was $0.4 million.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three months ended March 31, 2013.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$18,973	$22,023
30 – 89 days past due	—	28
Included in non-performing loans	8,347	6,458
Total	$27,320	$28,509

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

Performing loans classified as TDRs, segregated by class and geography, are shown below:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	2	$1,280
Commercial real estate	—	—	—	—
Real estate construction	—	—	1	3,019
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	—	$—	3	$4,299

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Florida	—	$—	—	$—
Total	—	$—	3	$4,299

The commercial TDRs for the three months ended March 31, 2012 involve short-term principal payment relief.  The real estate construction TDR for the three months ended March 31, 2012 involve a forbearance agreement.

The gross interest income that would have been recorded in the three months ended March 31, 2013 and 2012 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual), segregated by class and geography, are shown below:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	1	1,700	1	4,068
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	1	$1,700	1	$4,068

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	1	657
Retail real estate	3	407	1	143
Retail other	—	—	—	—
Total Florida	3	$407	2	$800
Total	4	$2,107	3	$4,868

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loan. The average recorded investment is calculated using the most recent four quarters.

	March 31, 2013
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$9,250	$4,605	$589	$5,194	$589	$8,352
Commercial real estate	14,929	10,358	1,702	12,060	847	13,138
Real estate construction	9,203	5,952	2,794	8,746	1,050	8,958
Retail real estate	6,413	5,308	30	5,338	30	5,142
Retail other	—	—	—	—	—	10
Total Illinois/Indiana	$39,795	$26,223	$5,115	$31,338	$2,516	$35,600

Florida
Commercial	$—	$—	$—	$—	$—	$157
Commercial real estate	8,751	5,770	—	5,770	—	6,355
Real estate construction	2,593	2,593	—	2,593	—	3,460
Retail real estate	13,949	11,681	95	11,776	25	14,057
Retail other	—	—	—	—	—	—
Total Florida	$25,293	$20,044	$95	$20,139	$25	$24,029
Total	$65,088	$46,267	$5,210	$51,477	$2,541	$59,629

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$11,557	$7,214	$265	$7,479	$265	$10,109
Commercial real estate	17,656	12,020	1,288	13,308	634	14,607
Real estate construction	6,851	6,394	—	6,394	—	8,625
Retail real estate	6,251	4,666	530	5,196	140	5,206
Retail other	—	—	—	—	—	24
Total Illinois/Indiana	$42,315	$30,294	$2,083	$32,377	$1,039	$38,571

Florida
Commercial	$—	$—	$—	$—	$—	$271
Commercial real estate	9,533	5,988	585	6,573	235	6,506
Real estate construction	2,597	2,597	—	2,597	—	3,989
Retail real estate	16,518	12,673	1,373	14,046	483	15,254
Retail other	—	—	—	—	—	—
Total Florida	$28,648	$21,258	$1,958	$23,216	$718	$26,020
Total	$70,963	$51,552	$4,041	$55,593	$1,757	$64,591

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at March 31, 2013 and December 31, 2012.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of March 31, 2013 and December 31, 2012, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of March 31, 2013, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of March 31, 2013 and December 31, 2012, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  As of March 31, 2013, the Company believed this minimum additional amount remained adequate.

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

During the first quarter of 2013, the Company did not adjust any qualitative factors.  The Company bases its assessment on several sources and will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended March 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	238	490	737	(404)	(6)	1,055
Charged-off	(183)	(847)	—	(272)	(136)	(1,438)
Recoveries	15	125	182	28	178	528
Ending Balance	$6,667	$14,791	$3,446	$7,462	$358	$32,724

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	23	270	29	629	(6)	945
Charged-off	—	(245)	(35)	(1,178)	(2)	(1,460)
Recoveries	25	19	17	63	7	131
Ending Balance	$1,485	$6,106	$2,326	$5,128	$4	$15,049

	For the Three Months Ended March 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037
Provision for loan loss	(1,973)	7,660	(317)	(262)	(51)	5,057
Charged-off	(279)	(8,424)	(288)	(861)	(146)	(9,998)
Recoveries	91	269	162	164	78	764
Ending Balance	$6,982	$18,110	$3,909	$5,514	$345	$34,860

Florida
Beginning balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469
Provision for loan loss	(563)	45	(400)	877	(16)	(57)
Charged-off	(40)	(216)	(69)	(764)	—	(1,089)
Recoveries	405	35	73	132	7	652
Ending Balance	$1,741	$8,277	$2,540	$6,405	$12	$18,975

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of March 31, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$589	$847	$1,050	$30	$—	$2,516
Loans collectively evaluated for impairment	6,078	13,944	2,396	7,432	358	30,208
Ending Balance	$6,667	$14,791	$3,446	$7,462	$358	$32,724

Loans:
Loans individually evaluated for impairment	$5,194	$12,060	$8,746	$5,338	$—	$31,338
Loans collectively evaluated for impairment	408,769	833,408	63,392	397,524	12,786	1,715,879
Ending Balance	$413,963	$845,468	$72,138	$402,862	$12,786	$1,747,217

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$25	$—	$25
Loans collectively evaluated for impairment	1,485	6,106	2,326	5,103	4	15,024
Ending Balance	$1,485	$6,106	$2,326	$5,128	$4	$15,049

Loans:
Loans individually evaluated for impairment	$—	$5,770	$2,593	$11,776	$—	$20,139
Loans collectively evaluated for impairment	11,959	141,731	14,447	93,956	398	262,491
Ending Balance	$11,959	$147,501	$17,040	$105,732	$398	$282,630

	As of December 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$265	$634	$—	$140	$—	$1,039
Loans collectively evaluated for impairment	6,332	14,389	2,527	7,970	322	31,540
Ending Balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579

Loans:
Loans individually evaluated for impairment	$7,479	$13,308	$6,394	$5,196	$—	$32,377
Loans collectively evaluated for impairment	415,348	829,654	63,735	404,867	11,944	1,725,548
Ending Balance	$422,827	$842,962	$70,129	$410,063	$11,944	$1,757,925

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$235	$—	$483	$—	$718
Loans collectively evaluated for impairment	1,437	5,827	2,315	5,131	5	14,715
Ending Balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433

Loans:
Loans individually evaluated for impairment	$—	$6,573	$2,597	$14,046	$—	$23,216
Loans collectively evaluated for impairment	10,861	131,597	13,375	95,724	409	251,966
Ending Balance	$10,861	$138,170	$15,972	$109,770	$409	$275,182

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

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Balance	$130,809	$139,024
Weighted average interest rate at end of period	0.13%	0.15%
Maximum outstanding at any month end	$133,362	$146,710
Average daily balance	$130,093	$132,150
Weighted average interest rate during period (1)	0.14%	0.21%

(1)The weighted average interest rate is computed by dividing total interest for the period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Net income per common share has been computed as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)

Net income available to common stockholders	$5,525	$6,735
Shares:
Weighted average common shares outstanding	86,703	86,620

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	8	10

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	86,711	86,630

Basic earnings per common share	$0.06	$0.08

Diluted earnings per common share	$0.06	$0.08

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, warrant or grant price of a restricted stock unit, that option/warrant/restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At March 31, 2013, 656,279 outstanding options, 573,833 warrants, and 787,842 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At March 31, 2012, 804,968 outstanding options, 573,833 warrants, and 535,444 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of March 31, 2013, the Company held 1,595,973 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

A description of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company’s 2010 Equity Incentive Plan is designed to encourage ownership of its common stock by its employees and directors, to provide additional incentive for them to promote the success of its business, and to attract and retain talented personnel. All of the Company’s employees and directors, and those of its subsidiaries, are eligible to receive awards under the plan.

A summary of the status of and changes in the Company’s stock option plans for the three months ended March 31, 2013 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term

Outstanding at beginning of year	857,468	$17.01
Granted	—	—
Exercised	—	—
Forfeited	148,689	16.00
Outstanding at end of period	708,779	$17.22	2.79
Exercisable at end of period	708,779	$17.22	2.79

The Company did not recognize any compensation expense related to stock options for the three months ended March 31, 2013 or 2012.

A summary of the changes in the Company’s stock unit awards for the three months ended March 31, 2013, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value

Non-vested at beginning of year	736,412	32,991	769,403	$4.92
Granted	13,158	—	13,158	4.56
Dividend Equivalents Earned	—	—	—	—
Vested	(18,648)	—	(18,648)	5.24
Forfeited	—	—	—	—
Non-vested at end of period	730,922	32,991	763,913	$4.90
Outstanding at end of period	730,922	56,920	787,842	$4.91

All recipients earn quarterly dividend equivalents on their respective units. These dividend equivalents are not paid out during the vesting period, but instead entitle the recipients to additional units. Therefore, dividends earned each quarter will compound based upon the updated unit balances.  Upon vesting/delivery, shares are expected to be issued from treasury.

On March 26, 2013, under the terms of the 2010 Equity Incentive Plan, the Company granted 13,158 restricted stock units (“RSUs”) to a certain member of management.  As the stock price on the grant date of March 26, 2013 was $4.56, total compensation cost to be recognized is $60,000. This cost will be recognized over a period of one to three years. Per the respective agreements, 4,386 RSUs vest over a requisite service period of one year, 4,386 RSUs vest over a requisite service period of two years, and the remaining 4,386  RSUs vest over a requisite service period of three years.  Subsequent to each requisite service period, the awards will vest 100%.

A listing of RSUs granted in 2012 under the terms of the 2010 Equity Incentive Plan can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company recognized $0.3 million and $0.2 million of compensation expense related to non-vested stock units for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, there was $2.0 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 2.7 years.

Note 8:  Income Taxes

At March 31, 2013, the Company was under examination by the Illinois Department of Revenue for the Company’s 2009 and 2010 income tax filings.  This examination is expected to be finalized in the second quarter of 2013.

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

The Company and its subsidiary’s exposure to credit loss are represented by the contractual amount of those commitments.  The Company and its subsidiary use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the contractual amount of the Company and its subsidiary’s exposure to off-balance-sheet risk relating to the Company and its subsidiary’s commitments to extend credit and standby letters of credit follows:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$495,670	$483,373
Standby letters of credit	12,327	12,305

Commitments to extend credit are agreements to lend to a customer as long as no condition established in the contract has been violated.  These commitments are generally at variable interest rates and generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company and its subsidiary upon extension of credit, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company and its subsidiary to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company and its subsidiary holds collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company and its subsidiary would be required to fund the commitment.  The maximum potential amount of future payments the Company and its subsidiary could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company and its subsidiary would be entitled to seek recovery from the customer.  As of March 31, 2013 and December 31, 2012, no amounts were recorded as liabilities for the Company and its subsidiary’s potential obligations under these guarantees.

As of March 31, 2013, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

The segment financial information provided below has been derived from the internal accounting system used by management to monitor and manage the financial performance of the Company.  The accounting policies of the three segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,571,224	$3,567,637
FirsTech	8,992	8,992	26,453	26,401
Busey Wealth Management	11,694	11,694	26,523	26,653
All Other	—	—	24,110	(2,635)
Total	$20,686	$20,686	$3,648,310	$3,618,056

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Interest income:
Busey Bank	$27,040	$30,013
FirsTech	13	16
Busey Wealth Management	60	66
All Other	2	1
Total interest income	$27,115	$30,096

Interest expense:
Busey Bank	$2,232	$4,064
FirsTech	—	—
Busey Wealth Management	—	—
All Other	300	334
Total interest expense	$2,532	$4,398

Other income:
Busey Bank	$10,497	$10,064
FirsTech	2,129	2,189
Busey Wealth Management	4,103	3,932
All Other	(88)	1,695
Total other income	$16,641	$17,880

Net income:
Busey Bank	$5,793	$6,029
FirsTech	262	265
Busey Wealth Management	820	863
All Other	(442)	486
Total net income	$6,433	$7,643

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

Corporate debt securities were transferred to level 2 as of March 31, 2013 because the Company could no longer obtain evidence of unadjusted quoted prices.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing level 1 and level 2 measurements. For mutual funds and other equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date and have been classified as level 1 in the ASC 820 fair value hierarchy.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The independent pricing service evaluations are based on market data.  The independent pricing service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information.  Because many fixed income securities do not trade on a daily basis, the independent pricing service evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  In addition, the independent pricing service uses model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios.  The models and processes take into account market convention.  For each asset class, a team of evaluators gathers information from market sources and integrates relevant credit information, perceived market movements and sector news into the evaluated pricing applications and models.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2013
Securities available for sale:
U.S. Treasury securities	$—	$104,517	$—	$104,517
Obligations of U.S. government corporations and agencies	—	338,211	—	338,211
Obligations of states and political subdivisions	—	281,794	—	281,794
Residential mortgage-backed securities	—	198,094	—	198,094
Corporate debt securities	—	24,628	—	24,628
Mutual funds and other equity securities	5,335	—	—	5,335
	$5,335	$947,244	$—	$952,579
December 31, 2012
Securities available for sale:
U.S. Treasury securities	$—	$104,656	$—	$104,656
Obligations of U.S. government corporations and agencies	—	370,194	—	370,194
Obligations of states and political subdivisions	—	280,288	—	280,288
Residential mortgage-backed securities	—	217,715	—	217,715
Corporate debt securities	24,714	—	—	24,714
Mutual funds and other equity securities	3,930	—	—	3,930
	$28,644	$972,853	$—	$1,001,497

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

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
March 31, 2013
Impaired loans	$—	$—	$2,669	$2,669
Foreclosed assets	—	—	123	123

December 31, 2012
Impaired loans	$—	$—	$2,284	$2,284
Foreclosed assets	—	—	511	511

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
March 31, 2013	Estimate	Techniques	Input	Range
	(dollars in thousands)
Impaired loans	$2,669	Appraisal of collateral	Appraisal adjustments	-2.3% to -100.0%
Foreclosed assets	123	Appraisal of collateral	Appraisal adjustments	-38.2% to -100.0%

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$447,608	$447,608	$351,255	$351,255
Loans held for sale	30,833	31,463	40,003	40,971
Accrued interest receivable	12,795	12,795	12,275	12,275
Level 3 inputs:
Loans, net	1,982,074	1,998,039	1,985,095	2,006,588

Financial liabilities:
Level 2 inputs:
Deposits	$3,016,945	$3,022,715	$2,980,292	$2,987,524
Securities sold under agreements to repurchase	130,809	130,809	139,024	139,024
Long-term debt	6,000	6,042	7,000	7,120
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	963	963	1,128	1,128

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at March 31, 2013 (unaudited), as compared with December 31, 2012, and the results of operations for the three months ended March 31, 2013 and 2012 (unaudited) and December 31, 2012 when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

Operating Results

Net income for the first quarter of 2013 was $6.4 million and net income available to common shareholders was $5.5 million, or $0.06 per fully-diluted common share. Net income was $1.5 million higher than the fourth quarter of 2012 and reflected the highest quarterly results since the first quarter of 2012 when the Company reported net income of $7.6 million and net income available to common shareholders of $6.7 million, or $0.08 per fully-diluted common share. Year-over-year results were primarily impacted by a $2.1 million gain on the Company’s private equity funds in 2012, compared to nominal gains in the 2013 period.

Net interest income decreased to $24.6 million in the first quarter of 2013 from $25.6 million in the fourth quarter of 2012 and from $25.7 million for the first quarter of 2012.  Overall net interest income declines were driven by decreases in yields and were further influenced by comparatively fewer days falling within the first quarter of 2013 relative to the fourth quarter of 2012 and the first quarter of 2012.  Additional liquidity generated by our growing deposit base has primarily been deployed into both our loan and investment portfolios over the past year.

Net interest margin fell to 3.10% for the first quarter of 2013 as compared to 3.20% for the fourth quarter of 2012 and 3.31% for the first quarter of 2012.  The Company continued to experience downward pressure on its yield on interest-earning assets resulting from a protracted period of historically low rates and heightened competition for assets, which has been experienced throughout the banking industry.

Busey Wealth Management’s net income of $0.8 million for the first quarter of 2013 rose slightly from $0.7 million for the fourth quarter of 2012, but was down from the $0.9 million earned in the first quarter of 2012.  Our wealth teams drove growth in new assets under management during the first quarter of 2013 suggesting future income will be positively impacted.  FirsTech’s net income of $0.3 million for the first quarter of 2013 was slightly higher than the fourth quarter of 2012 and was generally consistent with the amount earned in the first quarter of 2012.

Asset Quality

While much internal focus has been directed toward organic growth, our commitment to credit quality remains strong, as evidenced by another quarter of meaningful improvement across a range of credit indicators. At March 31, 2013, various asset quality measures were at their lowest levels in recent years.  We continue to expect gradual improvement in our overall asset quality during 2013; however, this remains dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter. The key metrics are as follows:

•    Non-performing loans decreased to $23.2 million at March 31, 2013 from $25.4 million at December 31, 2012 and $34.1 million at March 31, 2012.

•                  Illinois/Indiana non-performing loans slightly decreased to $16.5 million at March 31, 2013 from $17.8 million at December 31, 2012 and $25.6 million at March 31, 2012.

•                  Florida non-performing loans decreased to $6.7 million at March 31, 2013 from $7.6 million at December 31, 2012 and $8.5 million at March 31, 2012.

•    Loans 30-89 days past due increased to $7.1 million at March 31, 2013 from $2.3 million at December 31, 2012 but decreased from $15.9 million at March 31, 2012.  We are actively pursuing collection on these loans.

•      Other non-performing assets, primarily consisting of other real estate owned, decreased to $2.6 million at March 31, 2013 from $3.5 million at December 31, 2012 and $8.7 million at March 31, 2012.

•      The ratio of non-performing assets to total loans plus other non-performing assets at March 31, 2013 decreased to 1.25% from 1.39% at December 31, 2012 and 2.13 % at March 31, 2012.

•      The allowance for loan losses to non-performing loans ratio increased to 205.87% at March 31, 2013 from 189.32% at December 31, 2012 and 157.75% at March 31, 2012.

•      The allowance for loan losses to total loans ratio remained unchanged at 2.32% in the first quarter compared to the prior quarter, but decreased from 2.68% in March 31, 2012.

•      Net charge-offs of $2.2 million recorded in the first quarter of 2013 were significantly lower than the $4.7 million recorded in the fourth quarter of 2012 and the $9.7 million recorded in the first quarter of 2012.  This trend further emphasizes the improvements in overall asset quality.

•      Provision expense of $2.0 million recorded in the first quarter was a reduction from the prior quarter expense of $3.5 million, and from the $5.0 million recorded in the first quarter of 2012 reflecting the lower level of risk in the portfolio.

Overview and Strategy

Recognizing that the banking landscape would rapidly change as our country emerged from a difficult economic cycle, the Company embraced strong measures to position itself for greater opportunities in the future.  We believed that long term success could be best derived from internal reorganization that would make us a better partner to our Pillars — our customers, associates, communities and shareholders.  We are excited to have much of the hard work to rebuild our enterprise behind us and can now see positive momentum increasing around our growing book of commercial loans, assets under care, and core deposit franchise.  We also acknowledge that true progress requires constant adjustment and renewed commitment to our common purpose, and have underscored our unwavering drive for success with the discipline to contain costs.

As we continue to focus on low-risk and profitable growth, it is important that we strengthen our customer service.  During 2012, we launched the Net Promoter ® System (NPS) to garner specific, tangible and immediate input on our customers’ experiences with Busey Bank.  Sent to customers via email, our survey is designed to gather feedback that will aid Busey Bank in improving customer relationships.  Information shared by customers with friends and family enhances Busey Bank’s reputation for premier customer service in an authentic and relevant way.  We will continue to use this responsive and personal engagement to further differentiate Busey Bank — strengthening our ability to serve and build solid, lasting relationships with our customers.

With our strong capital position, a stable platform of earnings and an improving credit dynamic, we are actively engaged in growing our Company and communities through both organic and external measures.  We understand there is still great work to be done and embrace the resolve to drive our business in a continually positive direction for the success of our Pillars - our customers, associates, communities and shareholders.

Economic Conditions of Markets

The Illinois markets we operate in possess strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced economic distress in recent years, they did not experience it to the level of many other areas, including our southwest Florida market.  Our primary markets in stable micro-urban communities of central Illinois are distinct from the dense competitive landscapes of Chicago and the smaller rural populations of southern Illinois.  While future economic conditions remain uncertain, we believe our markets have generally stabilized following a few years of economic downturn and, as a whole, have begun to show signs of improvement.

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

In 2012, the agriculture sector in the United States dealt with the nation’s worst drought in decades.  Loans to finance agricultural production and other loans to farmers and loans secured by farmland do not represent a significant portion of our total loan portfolio.  The economic impact of the drought appeared to be less than originally anticipated in our markets.  Furthermore, farmland values are continuing to increase.  The financial condition of these clients and the agriculture base in our communities will continue to be monitored by management for negative effects in future periods.

Southwest Florida has shown continuing signs of improvement in areas such as unemployment and home sales since 2011.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, declines in discretionary spending brought on by uncertain economic conditions caused damage to that economy and, the recent improvement in certain economic indicators notwithstanding, we expect it will take southwest Florida a number of years to return to peak economic strength.

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

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

							Change in income/
	2013			2012			expense due to (1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate (3)	Balance	Expense	Rate (3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$272,209	$162	0.24%	$282,097	$177	0.25%	$(7)	$(8)	$(15)
Investment securities
U.S. Government obligations	460,810	1,622	1.43%	422,617	2,034	1.94%	166	(578)	(412)
Obligations of states and political subdivisions(1)	280,165	1,885	2.73%	170,990	1,454	3.42%	770	(339)	431
Other securities	238,443	1,014	1.72%	278,833	1,338	1.93%	(187)	(137)	(324)
Loans(1) (2)	2,037,113	23,028	4.58%	2,028,711	25,630	5.08%	96	(2,698)	(2,602)
Total interest-earning assets	$3,288,740	$27,711	3.42%	$3,183,248	$30,633	3.87%	$838	$(3,760)	$(2,922)

Cash and due from banks	74,768			78,598
Premises and equipment	70,941			69,646
Allowance for loan losses	(48,740)			(57,567)
Other assets	173,028			191,482

Total Assets	$3,558,737			$3,465,407

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$47,631	$9	0.08%	$39,075	$21	0.22%	$4	$(16)	$(12)
Savings deposits	209,267	20	0.04%	194,259	76	0.16%	5	(61)	(56)
Money market deposits	1,473,233	485	0.13%	1,298,458	899	0.28%	106	(520)	(414)
Time deposits	676,350	1,583	0.95%	781,876	2,752	1.42%	(340)	(829)	(1,169)
Short-term borrowings:
Repurchase agreements	130,093	44	0.14%	138,012	78	0.23%	(4)	(30)	(34)
Other	—	9	—%	—	9	—%	—	—	—
Long-term debt	6,022	81	5.45%	19,417	226	4.68%	(177)	32	(145)
Junior subordinated debt owed to unconsolidated trusts	55,000	301	2.22%	55,000	337	2.46%	—	(36)	(36)
Total interest-bearing liabilities	$2,597,596	$2,532	0.40%	$2,526,097	$4,398	0.70%	$(406)	$(1,460)	$(1,866)

Net interest spread			3.02%			3.17%

Noninterest-bearing deposits	522,256			502,127
Other liabilities	28,666			26,854
Stockholders’ equity	410,219			410,329

Total Liabilities and Stockholders’ Equity	$3,558,737			$3,465,407

Interest income / earning assets(1)	$3,288,740	$27,711	3.42%	$3,183,248	$30,633	3.87%
Interest expense / earning assets	$3,288,740	$2,532	0.32%	$3,183,248	$4,398	0.56%

Net interest margin (1)		$25,179	3.10%		$26,235	3.31%	$1,244	$(2,300)	$(1,056)

(1)             On a tax-equivalent basis assuming a federal income tax rate of 35% for 2012 and 2011.

(2)             Non-accrual loans have been included in average loans.

(3)             Annualized.

Average earning assets increased for the three month period ended March 31, 2013 as compared to the same period of 2012.  Average loans increased $8.4 million for the three month period ended March 31, 2013 compared to the same period of 2012. The Company is focused on rebuilding its loan portfolio with new assets and made significant investments in tools and talent in 2011 and 2012 to support organic growth.  Securities increased by $107.0 million for the three month period ended March 31, 2013 compared to the same period of 2012; however, these assets earn a much lower yield than loans.

Interest-bearing liabilities increased for the three month period ended March 31, 2013 as compared to the same period of 2012.  Interest-bearing deposits increased $92.8 million for the three month period ended March 31, 2013 as compared to the same period of 2012.  The Company has focused on reducing more expensive non-core funding, which we were able to do in light of the continued increase in our average core deposits.

Interest income, on a tax-equivalent basis, decreased $2.9 million for the three month period ended March 31, 2013 as compared to the same period of 2012. The interest income decline related to repricing of assets in a low interest rate environment and heightened competition for assets which is generally being experienced in the banking industry.  Interest expense decreased $1.9 million for the three month period ended March 31, 2013 as compared to the same period of 2012.  The interest expense declines were a result of reductions in non-core funding sources and decreases in interest rates offered on certain deposit products as the interest rate environment remains low.  Both interest income and expense for the first three months of 2013 include 90 days compared to 91 days for the first three months of 2012 as a result of leap year.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.10% for the three month period ended March 31, 2013 from 3.31% for the same period in 2012.

Quarterly net interest margins for 2013 and 2012 are as follows:

	2013	2012
First Quarter	3.10%	3.31%
Second Quarter	—	3.21%
Third Quarter	—	3.25%
Fourth Quarter	—	3.20%

The net interest spread, also on a tax-equivalent basis, was 3.02% for the three month period ended March 31, 2013, compared to 3.17% for the same period in 2012.

We continue to experience downward pressure on our yield in interest-earning assets as have most financial institutions.  We have limited ability to improve margin through funding rate decreases due to the historically low interest rate environment and we believe further improvements in margin will be achieved in the short term through redeployment of our liquid funds at higher yields.

Management attempts to mitigate the effects of an unpredictable interest-rate environment through effective portfolio management, prudent loan underwriting and operational efficiencies.  Please refer to the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for accounting policies underlying the recognition of interest income and expense.

OTHER INCOME

	Three Months Ended
	March 31,
	2013	2012	% Change
	(dollars in thousands)
Trust fees	$5,208	$5,195	0.3%
Commissions and brokers’ fees, net	540	506	6.7%
Remittance processing	2,098	2,167	(3.2)%
Service charges on deposit accounts	2,727	2,811	(3.0)%
Other service charges and fees	1,439	1,381	4.2%
Gain on sales of loans	3,497	2,413	44.9%
Other	1,132	3,407	(66.8)%
Total other income	$16,641	$17,880	(6.9)%

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three month period ended March 31, 2013 as compared to the same period in 2012.  The increase was led by organic growth, which increased assets under management (“AUM”) and increased securities market valuations.  AUM averaged $4.3 billion for the first three months of 2013 compared to $4.0 billion for the first three months of 2012.  Continued growth in new AUM driven by our wealth teams during the first quarter of 2013 suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUM.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue decreased for the three month period ended March 31, 2013 as compared to the same period of 2012 due to decreased volume of online bill payments and walk-in payment income.

Overall, service charges on deposit accounts combined with other service charges and fees were stable for the three month period ended March 31, 2013 as compared to the same period in 2012.  Evolving regulation, changing behaviors by our client base to avoid fees and changes in product mix are affecting general growth trends in service charges.

Gain on sales of loans increased for the three month period ended March 31, 2013 as compared to the same period in 2012.  Residential mortgage fee activity continued to increase in 2013, based on strong loan production, an active market for refinancing and positive momentum in the home purchase market.  These fee revenues provide a good balance to our revenue stream and represent a valued service to our clients and communities to refinance and purchase homes.

Other income decreased for the three month period ended March 31, 2013 as compared to the same period in 2012.  The decrease was primarily due to the income fluctuation in the Company’s private equity investment funds. The majority of the gain in 2012 related to income earned from an investment in a local, community-focused fund.  The gain was non-recurring; therefore, the Company did not expect other income to show significant increases in future periods.

OTHER EXPENSE

	Three Months Ended
	March 31,
	2013	2012	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$13,560	$12,111	12.0%
Employee benefits	3,227	2,896	11.4%
Total compensation expense	$16,787	$15,007	11.9%

Net occupancy expense of premises	2,182	2,205	(1.0)%
Furniture and equipment expenses	1,254	1,272	(1.4)%
Data processing	2,639	2,159	22.2%
Amortization of intangible assets	783	827	(5.3)%
Regulatory expense	646	626	3.2%
OREO expense	543	5	NM
Other	4,733	5,101	(7.2)%
Total other expense	$29,567	$27,202	8.7%

Income taxes	$3,224	$3,733	(13.6)%
Effective rate on income taxes	33.4%	32.8%

Efficiency ratio	68.83%	59.79%

NM=Not Meaningful

Total compensation expense increased for the three months ended March 31, 2013 as compared to the same period in 2012,  although full-time equivalent employees decreased to 893 at March 31, 2013 from 915 one year earlier. Starting late 2011, the Company executed a long-term plan and began to rebuild in select areas of the organization to spur organic growth and support a diversified revenue stream, including our addition of Trevett Capital Partners.  In the later part of 2012, the Company engaged in a renewed focus to carefully reexamine our structure and we reduced our workforce in select areas based on our collective vision of the strongest path for broad-based future strength, profitability and growth, while renewing our strong commitment to superior customer service.  This reduction and other cost containment efforts in recent months are expected to maintain or slightly reduce staffing costs from the current period on a forward looking basis.

Combined occupancy expenses and furniture and equipment expenses declined slightly for the three months ended March 31, 2013 as compared to the same period in 2012.   We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense increased for the three months ended March 31, 2013 as compared to the same period in 2012. We continue to invest to support the developing product needs of our customers including online banking and mobile capabilities, while continually enhancing measures for data safety and risk containment.

Amortization of intangible assets expense decreased as we are now in the sixth year of amortization arising from our merger with Main Street Trust, Inc.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense increased slightly for the three months ended March 31, 2013 as compared to the same period in 2012. We anticipate that our regulatory expenses will remain at current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, increased for the three months ended March 31, 2013 as compared to the same period in 2012.  This expense fluctuates based on commercial properties we hold throughout the year.

Other expense decreased for the three months ended March 31, 2013 as compared to the same period in 2012 primarily as a result of a widespread reduction in expenses due to an enhanced emphasis on cost control.

The effective rate on income taxes, or income taxes divided by income before taxes, of 33.4% and 32.8% for the three months ended March 31, 2013 and 2012, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, excluding the effects of security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio for the three month period ended March 31, 2013 increased from the comparable period in 2012.  The primary reason for the increase was the increase in compensation expense, as noted above.  We expect to continue the process of examining appropriate avenues to improve efficiency in future periods.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	March 31, 2013	December 31, 2012	% Change
	(dollars in thousands)
Assets
Securities available for sale	$952,579	$1,001,497	(4.9)%
Loans, net	2,012,907	2,025,098	(0.6)%

Total assets	$3,648,310	$3,618,056	0.8%

Liabilities
Deposits:
Noninterest-bearing	$547,226	$611,043	(10.4)%
Interest-bearing	2,469,719	2,369,249	4.2%
Total deposits	$3,016,945	$2,980,292	1.2%

Securities sold under agreements to repurchase	130,809	139,024	(5.9)%
Long-term debt	6,000	7,000	(14.3)%

Total liabilities	$3,234,605	$3,209,259	0.8%

Stockholders’ equity	$413,705	$408,797	1.2%

First Busey’s balance sheet at March 31, 2013 increased slightly as compared with its balance sheet at December 31, 2012.

Securities available for sale decreased by $48.9 million, or 4.9%, at March 31, 2013 compared to December 31, 2012.  Net loans, including loans held for sale, declined by $12.2 million, or 0.6%, at March 31, 2013 compared to December 31, 2012.  The loan decline was concentrated in our retail loan portfolio as gross commercial loan balances increased as of March 31, 2013 compared to December 31, 2012.  The banking industry as a whole continues to face challenges with respect to quality asset growth; however, we are encouraged by the volumes building in our loan pipeline.  In 2011 and 2012, we invested in additional talent to help drive future business expansion.

Liabilities increased by $25.3 million, or 0.8%, at March 31, 2013 compared to December 31, 2012.  Total deposits increased $36.7 million, or 1.2%, at March 31, 2013 compared to December 31, 2012.  We believe our deposit growth is indicative of the success of our relationship sales model, which includes improved cross-sales to our customer base.  Securities sold under agreements to repurchase decreased $8.2 million, or 5.9%, and long-term debt decreased $1.0 million, or 14.3%, at March 31, 2013 compared to December 31, 2012.  Core growth has generally supported the reduction in higher cost funding alternatives.

Stockholders’ equity increased to $413.7 million at March 31, 2013 as compared to $408.8 million at December 31, 2012.  This increase was the result of first quarter earnings.  No dividends on common stock were paid in the first quarter, as the Company accelerated its 2013 first quarter dividend of $0.04 per common share into the fourth quarter of 2012 due to uncertainty surrounding U.S. tax policy and our desire to maximize shareholder value and return while potentially reducing shareholder dividend income tax burden.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	March 31, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$392,171	$11,959	$21,792	$425,922
Commercial real estate	776,674	147,501	68,794	992,969
Real estate construction	69,263	17,040	2,875	89,178
Retail real estate	421,790	107,254	10,383	539,427
Retail other	12,677	398	109	13,184
Total	$1,672,575	$284,152	$103,953	$2,060,680

Less held for sale(1)				30,833
				$2,029,847

Less allowance for loan losses				47,773
Net loans				$1,982,074

(1) Loans held for sale are included in retail real estate.

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012
Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

As noted previously, the blend of strong agricultural, manufacturing, academic and healthcare industries prevalent in our downstate Illinois markets anchored the area during the economic challenges of recent years.  Although our downstate Illinois and Indiana markets experienced some economic distress during such period, they did not experience it to the level of many other areas, including our southwest Florida market.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, declines in discretionary spending brought on by uncertain economic conditions have impacted that economy, notwithstanding recent improvement in certain economic indicators.  Achieving meaningful organic growth remains a significant focus for us and our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators.

Allowance for loan losses

Our allowance for loan losses was $47.8 million, or 2.32% of loans, at March 31, 2013 and $48.0 million, or 2.32% of loans, at December 31, 2012.

Typically, when we move loans into nonaccrual status, the loans are collateral dependent and charged down to the fair value of our interest in the underlying collateral.  Our loan portfolio is collateralized primarily by real estate.

We continue to attempt to identify problem loan situations on a proactive basis.  Once problem loans are identified, adjustments to the provision for loan losses are made based upon all information available at that time.  The provision reflects management’s analysis of additional allowance for loan losses necessary to cover probable losses in our loan portfolio.

As of March 31, 2013, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

Our provision for loan losses was $2.0 million during the first quarter of 2013 and $5.0 million in the same period of 2012.  The provision expense during 2013 and 2012 was reflective of management’s assessment of the lower level of risk in the portfolio.

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

The following table sets forth information concerning non-performing loans as of each of the dates:

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(dollars in thousands)
Non-accrual loans	$23,001	$25,104	$25,129	$33,760
Loans 90+ days past due and still accruing	204	256	59	57
Total non-performing loans	$23,205	$25,360	$25,188	$33,817

OREO	$2,632	$3,450	$8,486	$7,783

Total non-performing assets	$25,837	$28,810	$33,674	$41,600

Allowance for loan losses	$47,773	$48,012	$49,213	$50,866

Allowance for loan losses to loans	2.3%	2.3%	2.4%	2.5%
Allowance for loan losses to non-performing loans	205.9%	189.3%	195.4%	150.4%
Non-performing loans to loans, before allowance for loan losses	1.1%	1.2%	1.2%	1.7%
Non-performing loans and OREO to loans, before allowance for loan losses	1.3%	1.4%	1.7%	2.1%

We continue to drive positive trends across a range of credit indicators.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio and realize the benefits of gradually improving overall economic conditions.  Total non-performing assets were $25.8 million at March 31, 2013, compared to $28.8 million at December 31, 2012.

As of March 31, 2013, the Bank had charged-off $13.6 million of principal balance on loans that were on non-accrual status at March 31, 2013.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $13.6 million in loans, our non-accrual loans would have been that amount greater than the $23.0 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans increased to $67.9 million at March 31, 2013 compared to $58.1 million at December 31, 2012.  The balance of potential problem loans is a reflection of continued economic challenges, however we do not believe the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of March 31, 2013, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of March 31, 2013, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

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

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by bank lines of credit, repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  We also have an operating line of credit in the amount of $20.0 million from our primary correspondent bank, all of which was available as of March 31, 2013.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of March 31, 2013, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At March 31, 2013, the Company had outstanding standby letters of credit of $12.3 million and commitments to extend credit of $495.7 million.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

CAPITAL RESOURCES

The ability of the Company to pay cash dividends to its stockholders and to service its debt historically was dependent on the receipt of cash dividends from its subsidiaries.  However, Busey Bank sustained significant losses during 2008 and 2009 resulting in pressure on capital, which has been enhanced through injections by the Company.  State chartered banks have certain statutory and regulatory restrictions on the amount of cash dividends they may pay.  Due to the significant retained earnings deficit and the Company’s desire to maintain a strong capital position at Busey Bank, dividends were not paid out of Busey Bank in 2011 or 2012.  Until such time as retained earnings have been restored, Busey Bank will not be permitted to pay dividends and we will need to request permission from Busey Bank’s primary regulator to receive any capital out of Busey Bank.    On January 22, 2013, with the approval of its primary regulator, Busey Bank transferred $50.0 million to the Company representing a return of capital and associated surplus as a result of an amendment to Busey Bank’s charter.

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  We believe, as of March 31, 2013, that the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized”.

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of March 31, 2013:

Total Capital (to Risk Weighted Assets)
Consolidated	$426,980	19.33%	$176,678	8.00%	$220,847	10.00%
Busey Bank	$364,329	16.61%	$175,465	8.00%	$219,331	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$398,328	18.04%	$88,339	4.00%	$132,508	6.00%
Busey Bank	$335,864	15.31%	$87,733	4.00%	$131,599	6.00%

Tier I Capital (to Average Assets)
Consolidated	$398,328	11.45%	$139,151	4.00%	N/A	N/A
Busey Bank	$335,864	9.77%	$137,440	4.00%	$171,800	5.00%

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) mandates the Board of Governors of the Federal Reserve System to establish minimum capital levels for bank holding companies on a consolidated basis that are as stringent as those required for insured depository institutions.  The components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  As a result, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank holding companies with less than $15 billion of assets. As First Busey has assets of less than $15 billion, it will be able to maintain its trust preferred proceeds as Tier 1 capital but it will have to comply with new capital mandates in other respects, and it will not be able to raise Tier 1 capital in the future through the issuance of trust preferred securities.

In June 2012, the federal bank regulatory agencies issued joint proposed rules that would implement an international capital accord called “Basel III”, developed by the Basel Committee on Banking Supervision, a committee of central bank supervisors.  The proposed rules would apply to all depository organizations in the United States and most of their parent companies and would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and change the risk-weightings of certain assets for purposes of calculating certain capital ratios.  The proposed changes, if implemented, were to be phased in from 2013 through 2019.   The comment period on these proposed rules expired on October 22, 2012 and the regulatory agencies have since delayed adoption of final rules indefinitely.  It is unclear when the final rules will be adopted and what changes, if any, may be made to the proposed rules.  Management continues to assess the effect of the proposed rules on the Company and the Bank’s capital position and will monitor continuing developments relating to the proposed rules.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events. A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the rules proposed by the federal bank regulatory agencies to implement Basel III, the effectiveness of which is currently indefinitely postponed); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey; and (xi) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Our significant accounting policies are described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The majority of these accounting policies do not require management to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material.  However, the following policies could be deemed critical:

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity or trading at March 31, 2013. Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.    Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

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

Allowance for Loan Losses. First Busey has established an allowance for loan losses which represents its estimate of the probable losses inherent in the loan portfolio as of the date of the financial statements and reduces the total loans outstanding by an estimate of uncollectible loans.  Loans deemed uncollectible are charged against and reduce the allowance.  A provision for loan losses is charged to current expense.  This provision acts to replenish the allowance for loan losses and to maintain the allowance at a level that management deems adequate.

To determine the adequacy of the allowance for loan losses, a formal analysis is completed quarterly to assess the risk within the loan portfolio.  This assessment is reviewed by senior management of Busey Bank and the Company.  The analysis includes review of historical performance, dollar amount and trends of past due loans, dollar amount and trends in non-performing loans, review of certain impaired loans, and review of loans identified as sensitive assets.  Sensitive assets include non-accrual loans, past-due loans, loans on First Busey’s watch loan reports and other loans identified as having probable potential for loss.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of March 31, 2013, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at March 31, 2013 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of March 31, 2013, due to the current low interest rate environment, a downward adjustment in federal fund rates was not possible.

Utilizing this measurement concept, the interest-rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

March 31, 2013	NA	NA	NA	NA	(1.61)%	(2.61)%	(4.09)%	(5.84)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

Change in
Basis points	Net interest income
+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, as of March 31, 2013, First Busey was within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes was based on numerous assumptions and should not be relied upon as indicative of actual results.

ITEM 4:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of March 31, 2013, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our management concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2013, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

None

ITEM 1A:  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2012 Annual Report on Form 10-K.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended March 31, 2013.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.  As of March 31, 2013, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

ITEM 3:  Defaults upon Senior Securities

None

ITEM 4:  Mine Safety Disclosures

Not Applicable

ITEM 5:  Other Information

(a)         None

(b)         None

ITEM 6:  Exhibits

10.1                        Employment Agreement between First Busey Corporation and John J. Powers, dated December 29, 2011.

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

101*                    Interactive Data File

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012; (iii) Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

Date:  May 9, 2013