Form 10-Q
period 2013-06-30
FIRST BUSEY CORP /NV/
filed 2013-08-06
CIK 314489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended 6/30/2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Stock, $.001 par value	86,698,032

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(Unaudited)

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Assets
Cash and due from banks (interest-bearing 2013 $129,033; 2012 $235,428)	$251,204	$351,255
Securities available for sale	921,565	1,001,497
Loans held for sale	40,874	40,003
Loans (net of allowance for loan losses 2013 $48,491; 2012 $48,012)	2,069,733	1,985,095
Premises and equipment	69,377	71,067
Goodwill	20,686	20,686
Other intangible assets	11,138	12,703
Cash surrender value of bank owned life insurance	40,171	39,485
Other real estate owned (OREO)	2,617	3,450
Deferred tax asset, net	40,179	39,373
Other assets	43,845	53,442
Total assets	$3,511,389	$3,618,056
Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest-bearing	$514,118	$611,043
Interest-bearing	2,356,818	2,369,249
Total deposits	$2,870,936	$2,980,292

Securities sold under agreements to repurchase	148,238	139,024
Long-term debt	—	7,000
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000
Other liabilities	27,185	27,943
Total liabilities	$3,101,359	$3,209,259
Stockholders’ Equity
Series C Preferred stock, $.001 par value, 72,664 shares authorized, issued and outstanding, $1,000.00 liquidation value per share	$72,664	$72,664
Common stock, $.001 par value, authorized 200,000,000 shares; shares issued — 88,287,132	88	88
Additional paid-in capital	594,374	594,411
Accumulated deficit	(231,747)	(240,321)
Accumulated other comprehensive income	5,767	13,542
Total stockholders’ equity before treasury stock	$441,146	$440,384

Common stock shares held in treasury at cost — 2013 1,589,100; 2012 1,616,282	(31,116)	(31,587)
Total stockholders’ equity	$410,030	$408,797
Total liabilities and stockholders’ equity	$3,511,389	$3,618,056

Common shares outstanding at period end	86,698,032	86,670,850

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$46,161	$50,038
Interest and dividends on investment securities:
Taxable interest income	6,454	7,605
Non-taxable interest income	1,960	1,678
Total interest income	$54,575	$59,321
Interest expense:
Deposits	$3,921	$7,066
Securities sold under agreements to repurchase	84	154
Short-term borrowings	15	18
Long-term debt	125	446
Junior subordinated debt owed to unconsolidated trusts	602	665
Total interest expense	$4,747	$8,349
Net interest income	$49,828	$50,972
Provision for loan losses	4,000	9,500
Net interest income after provision for loan losses	$45,828	$41,472
Other income:
Trust fees	$9,921	$9,285
Commissions and brokers’ fees, net	1,109	1,070
Remittance processing	4,183	4,278
Service charges on deposit accounts	5,750	5,684
Other service charges and fees	2,966	2,824
Gain on sales of loans	6,260	5,669
Security gains, net	—	64
Other	2,235	4,776
Total other income	$32,424	$33,650
Other expense:
Salaries and wages	$26,341	$25,259
Employee benefits	6,174	6,018
Net occupancy expense of premises	4,285	4,361
Furniture and equipment expense	2,476	2,582
Data processing	5,207	4,798
Amortization of intangible assets	1,566	1,654
Regulatory expense	1,263	1,246
OREO expense	601	515
Other	9,455	10,548
Total other expense	$57,368	$56,981
Income before income taxes	$20,884	$18,141
Income taxes	7,011	5,610
Net income	$13,873	$12,531
Preferred stock dividends	1,816	1,816
Net income available to common stockholders	$12,057	$10,715
Basic earnings per common share	$0.14	$0.12
Diluted earnings per common share	$0.14	$0.12
Dividends declared per share of common stock	$0.04	$0.08

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$23,200	$24,512
Interest and dividends on investment securities:
Taxable interest income	3,283	3,837
Non-taxable interest income	977	876
Total interest income	$27,460	$29,225
Interest expense:
Deposits	$1,824	$3,318
Securities sold under agreements to repurchase	40	76
Short-term borrowings	6	9
Long-term debt	44	220
Junior subordinated debt owed to unconsolidated trusts	301	328
Total interest expense	$2,215	$3,951
Net interest income	$25,245	$25,274
Provision for loan losses	2,000	4,500
Net interest income after provision for loan losses	$23,245	$20,774
Other income:
Trust fees	$4,713	$4,090
Commissions and brokers’ fees, net	569	564
Remittance processing	2,085	2,111
Service charges on deposit accounts	3,023	2,873
Other service charges and fees	1,527	1,443
Gain on sales of loans	2,763	3,256
Security gains, net	—	64
Other	1,103	1,369
Total other income	$15,783	$15,770
Other expense:
Salaries and wages	$12,781	$13,148
Employee benefits	2,947	3,122
Net occupancy expense of premises	2,103	2,156
Furniture and equipment expense	1,222	1,310
Data processing	2,568	2,639
Amortization of intangible assets	783	827
Regulatory expense	617	620
OREO expense	58	510
Other	4,722	5,447
Total other expense	$27,801	$29,779
Income before income taxes	$11,227	$6,765
Income taxes	3,787	1,877
Net income	$7,440	$4,888
Preferred stock dividends and discount accretion	908	908
Net income available to common stockholders	$6,532	$3,980
Basic earnings per common share	$0.08	$0.05
Diluted earnings per common share	$0.08	$0.05
Dividends declared per share of common stock	$0.04	$0.04

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income	$7,440	$4,888	$13,873	$12,531
Other comprehensive income, before tax:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period	$(11,737)	$2,465	$(13,217)	$2,269
Reclassification adjustment for (gains) included in net income	—	(64)	—	(64)
Other comprehensive (loss) income, before tax	$(11,737)	$2,401	$(13,217)	$2,205
Income tax (benefit) expense related to items of other comprehensive income	(4,833)	988	(5,442)	908
Other comprehensive (loss) income, net of tax	$(6,904)	$1,413	$(7,775)	$1,297
Comprehensive income	$536	$6,301	$6,098	$13,828

See accompanying notes to unaudited consolidated financial statements.

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands)
Cash Flows from Operating Activities
Net income	$13,873	$12,531
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based and non-cash compensation	395	449
Depreciation and amortization	4,364	4,324
Provision for loan losses	4,000	9,500
Provision for deferred income taxes	4,636	5,118
Amortization of security premiums and discounts, net	4,737	4,618
Net security gains	—	(64)
Gain on sales of loans, net	(6,260)	(5,669)
Net loss (gain) on sales of OREO properties	18	(216)
Increase in cash surrender value of bank owned life insurance	(686)	(1,022)
Change in assets and liabilities:
Decrease in other assets	8,465	2,202
Decrease in other liabilities	(395)	(427)
Decrease in interest payable	(308)	(408)
Decrease in income taxes receivable	1,128	1,150
Net cash provided by operating activities before activities for loans originated for sale	$33,967	$32,086

Loans originated for sale	(273,889)	(297,680)
Proceeds from sales of loans	279,278	283,538
Net cash provided by operating activities	$39,356	$17,944

Cash Flows from Investing Activities
Proceeds from sales of securities classified available for sale	5,267	17,308
Proceeds from maturities of securities classified available for sale	99,224	100,970
Purchase of securities classified available for sale	(42,513)	(269,663)
Net (increase) decrease in loans	(89,301)	27,193
Proceeds from disposition of premises and equipment	601	19
Proceeds from sale of OREO properties	1,479	5,776
Purchases of premises and equipment	(1,710)	(3,410)
Net cash used in investing activities	$(26,953)	$(121,807)

(continued on next page)

FIRST BUSEY CORPORATION and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in certificates of deposit	$(59,617)	$(67,544)
Net (decrease) increase in demand, money market and savings deposits	(49,739)	199,200
Cash dividends paid	(5,282)	(8,745)
Net cash outlay for restricted stock unit vesting	(30)	—
Principal payments on long-term debt	(7,000)	(5,000)
Net increase (decrease) in securities sold under agreements to repurchase	9,214	(8,752)
Net cash (used in) provided by financing activities	$(112,454)	$109,159
Net (decrease) increase in cash and due from banks	$(100,051)	$5,296
Cash and due from banks, beginning	$351,255	$315,053
Cash and due from banks, ending	$251,204	$320,349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest	$5,056	$8,757
Income taxes	$1,110	$70
Non-cash investing and financing activities:
Other real estate acquired in settlement of loans	$663	$4,891
Dividends accrued	$926	$924

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

The accompanying consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited consolidated interim financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments that are, in the opinion of management, necessary for the fair presentation of the financial position and results of operations for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current presentation with no effect on net income or stockholders’ equity.

In preparing the accompanying consolidated financial statements, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from those estimates.  Material estimates which are particularly susceptible to significant change in the near term relate to the fair value of investment securities, the determination of the allowance for loan losses, and the valuation allowance on the deferred tax asset.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.  There were no significant subsequent events for the quarter ended June 30, 2013 through the issuance date of these financial statements that warranted adjustment to or disclosure in the consolidated financial statements.

Note 2:   Recent Accounting Pronouncements

The Company reviews new accounting standards as issued.  Information relating to accounting pronouncements issued and applicable to the Company in 2012 appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company has not identified any guidance that will have a material effect on our financial reporting that merits discussion.

Note 3:   Securities

The amortized cost, unrealized gains and losses and fair values of securities classified available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
June 30, 2013:
U.S. Treasury securities	$103,097	$301	$(223)	$103,175
Obligations of U.S. government corporations and agencies	311,442	3,723	(525)	314,640
Obligations of states and political subdivisions	294,299	3,462	(2,694)	295,067
Residential mortgage-backed securities	173,456	4,022	(237)	177,241
Corporate debt securities	24,439	87	(90)	24,436
Total debt securities	906,733	11,595	(3,769)	914,559
Mutual funds and other equity securities	5,029	1,977	—	7,006

	$911,762	$13,572	$(3,769)	$921,565

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
December 31, 2012:
U.S. Treasury securities	$103,353	$1,303	$—	$104,656
Obligations of U.S. government corporations and agencies	363,583	6,616	(5)	370,194
Obligations of states and political subdivisions	274,350	6,176	(238)	280,288
Residential mortgage-backed securities	210,139	7,576	—	217,715
Corporate debt securities	24,601	139	(26)	24,714
Total debt securities	976,026	21,810	(269)	997,567
Mutual funds and other equity securities	2,451	1,479	—	3,930

	$978,477	$23,289	$(269)	$1,001,497

The amortized cost and fair value of debt securities available for sale as of June 30, 2013, by contractual maturity, are shown below.  Mutual funds and other equity securities do not have stated maturity dates and therefore are not included in the following maturity summary.  Mortgages underlying the residential mortgage-backed securities may be called or prepaid without penalties; therefore, actual maturities could differ from the contractual maturities. All residential mortgage-backed securities were issued by U.S. government agencies and corporations.

	Amortized	Fair
	Cost	Value
	(dollars in thousands)
Due in one year or less	$160,492	$161,813
Due after one year through five years	494,329	497,057
Due after five years through ten years	195,331	197,695
Due after ten years	56,581	57,994
	$906,733	$914,559

Realized gains and losses related to sales of securities are summarized as follows:

	Three Months Ended June 30,
	2013	2012
	(dollars in thousands)

Gross security gains	$—	$64
Gross security (losses)	—	—
Net security gains	$—	$64

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)

Gross security gains	$—	$64
Gross security (losses)	—	—
Net security gains	$—	$64

The tax provision for the net realized gains was insignificant for the three and six months ended June 30, 2012.

Investment securities with carrying amounts of $471.5 million and $489.1 million on June 30, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
June 30, 2013:
U.S. Treasury securities	$51,050	$223	$—	$—	$51,050	$223
Obligations of U.S. government corporations and agencies	25,119	525	—	—	25,119	525
Obligations of states and political subdivisions	129,570	2,617	4,489	77	134,059	2,694
Residential mortgage-backed securities	12,829	237	—	—	12,829	237
Corporate debt securities	20,186	90	—	—	20,186	90
Total temporarily impaired securities	$238,754	$3,692	$4,489	$77	$243,243	$3,769

	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(dollars in thousands)
December 31, 2012:
Obligations of U.S. government corporations and agencies	$10,155	$5	$—	$—	$10,155	$5
Obligations of states and political subdivisions	37,958	189	3,311	49	41,269	238
Corporate debt securities	15,207	26	—	—	15,207	26
Total temporarily impaired securities	$63,320	$220	$3,311	$49	$66,631	$269

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

The total number of securities in the investment portfolio in an unrealized loss position as of June 30, 2013 was 356, and represented a loss of 1.5% of the aggregate carrying value. Based upon a review of unrealized loss circumstances, the unrealized losses resulted from changes in market interest rates and liquidity, not from changes in the probability of receiving the contractual cash flows. The Company does not intend to sell the securities and it is more-likely-than-not that the Company will recover the amortized cost prior to being required to sell the securities.  Full collection of the amounts due according to the contractual terms of the securities is expected; therefore, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Note 4:   Loans

Geographic distributions of loans were as follows:

	June 30, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$474,850	$13,360	$21,446	$509,656
Commercial real estate	749,654	155,192	80,412	985,258
Real estate construction	63,446	18,649	3,342	85,437
Retail real estate	452,793	104,317	11,561	568,671
Retail other	9,468	499	109	10,076
Total	$1,750,211	$292,017	$116,870	$2,159,098

Less held for sale(1)				40,874
				$2,118,224

Less allowance for loan losses				48,491
Net loans				$2,069,733

(1)Loans held for sale are included in retail real estate.

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012
Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

Net deferred loan origination costs included in the tables above were $0.3 million and $0.8 million as of June 30, 2013 and December 31, 2012, respectively.

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

Loans in the highest grades, represented by grades 1, 3, 6 and 7, totaled $1.9 billion at June 30, 2013 which increased from $1.8 billion at December 31, 2012.  Loans in the lowest grades, represented by grades 8, 9 and 10, totaled $196.7 million at June 30, 2013, a decline from $228.1 million at December 31, 2012.  The positive change in mix of loan grades began in 2012 and suggests a declining level of overall risk in the total loan portfolio.

The following table presents weighted average risk grades segregated by class of loans (excluding held-for-sale, non-posted and clearings) and geography:

	June 30, 2013
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.76	$417,017	$54,420	$8,689	$14,859	$1,311
Commercial real estate	5.55	671,048	87,602	37,460	26,803	7,153
Real estate construction	7.28	20,435	19,265	13,104	10,758	3,226
Retail real estate	3.59	398,733	6,239	5,971	6,390	3,569
Retail other	3.29	9,231	340	—	6	—
Total Illinois/Indiana		$1,516,464	$167,866	$65,224	$58,816	$15,259

Florida
Commercial	5.63	$8,924	$299	$3,323	$814	$—
Commercial real estate	6.32	96,866	23,457	11,637	19,343	3,889
Real estate construction	6.69	8,442	8,473	765	969	—
Retail real estate	3.85	78,697	8,305	12,585	2,913	1,126
Retail other	1.71	499	—	—	—	—
Total Florida		$193,428	$40,534	$28,310	$24,039	$5,015
Total		$1,709,892	$208,400	$93,534	$82,855	$20,274

	December 31, 2012
	Weighted Avg. Risk Grade	Grades 1,3,6	Grade 7	Grade 8	Grade 9	Grade 10
	(dollars in thousands)
Illinois/Indiana
Commercial	4.68	$346,536	$46,201	$12,374	$15,677	$2,039
Commercial real estate	5.53	644,695	110,012	50,305	28,655	9,295
Real estate construction	7.21	30,710	7,809	14,162	14,084	3,364
Retail real estate	3.62	385,949	6,729	7,806	5,874	2,855
Retail other	3.34	11,563	372	—	9	—
Total Illinois/Indiana		$1,419,453	$171,123	$84,647	$64,299	$17,553

Florida
Commercial	5.91	$6,359	$3,544	$162	$796	$—
Commercial real estate	6.36	80,232	20,667	13,238	19,279	4,754
Real estate construction	6.97	4,137	7,721	3,172	942	—
Retail real estate	3.98	83,578	6,369	13,225	3,265	2,797
Retail other	2.80	391	—	18	—	—
Total Florida		$174,697	$38,301	$29,815	$24,282	$7,551
Total		$1,594,150	$209,424	$114,462	$88,581	$25,104

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

An age analysis of past due loans still accruing and non-accrual loans is as follows:

	June 30, 2013
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$468	$2,039	$17	$1,311
Commercial real estate	79	91	233	7,153
Real estate construction	—	—	—	3,226
Retail real estate	504	357	521	3,569
Retail other	18	—	—	—
Total Illinois/Indiana	$1,069	$2,487	$771	$15,259

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	3,889
Real estate construction	—	—	—	—
Retail real estate	127	—	—	1,126
Retail other	—	—	—	—
Total Florida	$127	$—	$—	$5,015
Total	$1,196	$2,487	$771	$20,274

	December 31, 2012
	Loans past due, still accruing			Non-accrual
	30-59 Days	60-89 Days	90+Days	Loans
	(dollars in thousands)
Illinois/Indiana
Commercial	$111	$80	$19	$2,039
Commercial real estate	216	59	139	9,295
Real estate construction	—	—	—	3,364
Retail real estate	1,154	294	46	2,855
Retail other	2	2	—	—
Total Illinois/Indiana	$1,483	$435	$204	$17,553

Florida
Commercial	$—	$—	$—	$—
Commercial real estate	—	—	—	4,754
Real estate construction	—	—	—	—
Retail real estate	364	—	52	2,797
Retail other	—	3	—	—
Total Florida	$364	$3	$52	$7,551
Total	$1,847	$438	$256	$25,104

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2013 if impaired loans had been current in accordance with their original terms was $0.3 million and $0.7 million, respectively.  The amount of interest collected on those loans and recognized on a cash basis that was included in interest income was insignificant for the three and six months ended June 30, 2013.

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

The Company considers the customer’s past performance, previous and current credit history, the individual circumstances surrounding the current difficulties and the customer’s plan to meet the terms of the loan in the future prior to restructuring the terms of the loan.  Generally, all five primary areas of lending are restructured through short-term interest rate relief, short-term principal payment relief, short-term principal and interest payment relief, or forbearance (debt forgiveness).  Once a restructured loan has gone 90+ days past due or is placed on non-accrual status, it is included in the non-performing loan totals. A summary of restructured loans as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Restructured loans:
In compliance with modified terms	$12,378	$22,023
30 — 89 days past due	246	28
Included in non-performing loans	8,384	6,458
Total	$21,008	$28,509

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

Performing loans classified as TDRs, segregated by class and geography, are shown below:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	—	$—	—	$—

Florida
Commercial	—	$—	—	$—
Commercial real estate	1	93	1	93
Real estate construction	—	—	—	—
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Florida	1	$93	1	$93
Total	1	$93	1	$93

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollar in thousands)		(dollar in thousands)
Illinois/Indiana
Commercial	3	$790	5	$2,070
Commercial real estate	—	—	—	—
Real estate construction	3	310	4	3,329
Retail real estate	11	1,914	11	1,914
Retail other	—	—	—	—
Total Illinois/Indiana	17	$3,014	20	$7,313

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—
Real estate construction	—	—	—
Retail real estate	2	706	2	706
Retail other	—	—	—
Total Florida	2	$706	2	$706
Total	19	$3,720	22	$8,019

The commercial real estate TDR for the three and six months ended June 30, 2013 consisted of a modification for short-term interest rate relief.

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

The gross interest income that would have been recorded in the three and six months ended June 30, 2013 and 2012 if performing TDRs had been in accordance with their original terms instead of modified terms was insignificant.

TDRs that were classified as non-performing and had payment defaults (a default occurs when a loan is 90 days or more past due or transferred to non-accrual), segregated by class and geography, are shown below:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollars in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	1,650
Real estate construction	1	288	1	288
Retail real estate	4	1,087	4	1,087
Retail other	—	—	—	—
Total Illinois/Indiana	5	$1,375	6	$3,025

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	—	—
Retail real estate	—	—	1	120
Retail other	—	—	—	—
Total Florida	—	$—	1	$120
Total	5	$1,375	7	$3,145

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
	(dollar in thousands)		(dollar in thousands)
Illinois/Indiana
Commercial	—	$—	—	$—
Commercial real estate	—	—	1	4,068
Real estate construction	1	1,652	1	1,652
Retail real estate	—	—	—	—
Retail other	—	—	—	—
Total Illinois/Indiana	1	$1,652	2	$5,720

Florida
Commercial	—	$—	—	$—
Commercial real estate	—	—	—	—
Real estate construction	—	—	1	635
Retail real estate	3	896	3	896
Retail other	—	—	—	—
Total Florida	3	$896	4	$1,531
Total	4	$2,548	6	$7,251

The following tables provide details of impaired loans, segregated by category and geography. The unpaid contractual principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loan.  The average recorded investment is calculated using the most recent four quarters.

	June 30, 2013
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$3,606	$2,026	$1,045	$3,071	$962	$6,466
Commercial real estate	11,944	8,067	1,728	9,795	811	12,055
Real estate construction	7,317	5,789	—	5,789	—	7,752
Retail real estate	6,325	5,558	30	5,588	15	5,374
Retail other	—	—	—	—	—	—
Total Illinois/Indiana	$29,192	$21,440	$2,803	$24,243	$1,788	$31,647

Florida
Commercial	$—	$—	$—	$—	$—	$76
Commercial real estate	12,995	4,755	5,586	10,341	1,866	7,059
Real estate construction	432	432	—	432	—	2,565
Retail real estate	11,098	10,065	—	10,065	—	13,017
Retail other	—	—	—	—	—	—
Total Florida	$24,525	$15,252	$5,586	$20,838	$1,866	$22,717
Total	$53,717	$36,692	$8,389	$45,081	$3,654	$54,364

	December 31, 2012
	Unpaid Contractual Principal Balance	Recorded Investment with No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Illinois/Indiana
Commercial	$11,557	$7,214	$265	$7,479	$265	$10,109
Commercial real estate	17,656	12,020	1,288	13,308	634	14,607
Real estate construction	6,851	6,394	—	6,394	—	8,625
Retail real estate	6,251	4,666	530	5,196	140	5,206
Retail other	—	—	—	—	—	24
Total Illinois/Indiana	$42,315	$30,294	$2,083	$32,377	$1,039	$38,571

Florida
Commercial	$—	$—	$—	$—	$—	$271
Commercial real estate	9,533	5,988	585	6,573	235	6,506
Real estate construction	2,597	2,597	—	2,597	—	3,989
Retail real estate	16,518	12,673	1,373	14,046	483	15,254
Retail other	—	—	—	—	—	—
Total Florida	$28,648	$21,258	$1,958	$23,216	$718	$26,020
Total	$70,963	$51,552	$4,041	$55,593	$1,757	$64,591

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral.  These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Allowance for Loan Losses

The allowance for loan losses represents an estimate of the amount of losses believed inherent in the Company’s loan portfolio at the balance sheet date.  The allowance for loan losses is evaluated geographically, by class of loans.  The allowance calculation involves a high degree of estimation that management attempts to mitigate through the use of objective historical data where available. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of the loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Overall, the Company believes the allowance methodology is consistent with prior periods and the balance was adequate to cover the estimated losses in the Company’s loan portfolio at June 30, 2013 and December 31, 2012.

The general portion of the Company’s allowance contains two components: (i) a component for historical loss ratios, and (ii) a component for adversely graded loans.  The historical loss ratio component is an annualized loss rate calculated using a sum-of-years digits weighted 20 quarter historical average.

The Company’s component for adversely graded loans attempts to quantify the additional risk of loss inherent in the grade 8 and grade 9 portfolios.  The grade 9 portfolio has an additional allocation placed on those loans determined by a one-year charge-off percentage for the respective loan type/geography.  The minimum additional reserve on a grade 9 loan was 3.00% as of June 30, 2013 and December 31, 2012, which is an estimate of the additional loss inherent in these loan grades based upon a review of overall historical charge-offs.  As of June 30, 2013, the Company believed this minimum reserve remained adequate.

Grade 8 loans have an additional allocation placed on them determined by the trend difference of the respective loan type/geography’s rolling 12 and 20 quarter historical loss trends. If the rolling 12 quarter average is higher (more current information) than the rolling 20 quarter average, the Company adds the additional amount to the allocation.  The minimum additional amount for grade 8 loans was 1.00% as of June 30, 2013 and December 31, 2012, based upon a review of the differences between the rolling 12 and 20 quarter historical loss averages by region.  As of June 30, 2013, the Company believed this minimum additional amount remained adequate.

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

During the second quarter of 2013, the Company did not adjust any qualitative factors.  The Company bases its assessment on several sources and will continue to monitor its qualitative factors on a quarterly basis.

The following table details activity on the allowance for loan losses.  Allocation of a portion of the allowance to one category does not preclude its availability to absorb losses in other categories.

	For the Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,667	$14,791	$3,446	$7,462	$358	$32,724
Provision for loan loss	1,016	(1,177)	62	972	(29)	844
Charged-off	(239)	(63)	(1,071)	(350)	(151)	(1,874)
Recoveries	70	172	77	172	62	553
Ending Balance	$7,514	$13,723	$2,514	$8,256	$240	$32,247

Florida
Beginning balance	$1,485	$6,106	$2,326	$5,128	$4	$15,049
Provision for loan loss	12	1,582	329	(763)	(4)	1,156
Charged-off	—	—	(22)	(381)	(3)	(406)
Recoveries	8	(32)	60	403	6	445
Ending Balance	$1,505	$7,656	$2,693	$4,387	$3	$16,244

	For the Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579
Provision for loan loss	1,254	(687)	799	568	(35)	1,899
Charged-off	(422)	(910)	(1,071)	(622)	(287)	(3,312)
Recoveries	85	297	259	200	240	1,081
Ending Balance	$7,514	$13,723	$2,514	$8,256	$240	$32,247

Florida
Beginning balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433
Provision for loan loss	35	1,852	358	(134)	(10)	2,101
Charged-off	—	(245)	(57)	(1,559)	(5)	(1,866)
Recoveries	33	(13)	77	466	13	576
Ending Balance	$1,505	$7,656	$2,693	$4,387	$3	$16,244

	For the Three Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$6,982	$18,110	$3,909	$5,514	$345	$34,860
Provision for loan loss	483	(578)	849	2,750	59	3,563
Charged-off	(1,407)	(2,192)	(454)	(1,193)	(131)	(5,377)
Recoveries	73	33	—	249	55	410
Ending Balance	$6,131	$15,373	$4,304	$7,320	$328	$33,456

Florida
Beginning balance	$1,741	$8,277	$2,540	$6,405	$12	$18,975
Provision for loan loss	166	348	(180)	608	(5)	937
Charged-off	(44)	(1,204)	(91)	(1,321)	(1)	(2,661)
Recoveries	8	5	79	64	3	159
Ending Balance	$1,871	$7,426	$2,348	$5,756	$9	$17,410

	For the Six Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Beginning balance	$9,143	$18,605	$4,352	$6,473	$464	$39,037
Provision for loan loss	(1,490)	7,082	532	2,488	8	8,620
Charged-off	(1,686)	(10,616)	(742)	(2,054)	(277)	(15,375)
Recoveries	164	302	162	413	133	1,174
Ending Balance	$6,131	$15,373	$4,304	$7,320	$328	$33,456

Florida
Beginning balance	$1,939	$8,413	$2,936	$6,160	$21	$19,469
Provision for loan loss	(397)	393	(580)	1,485	(21)	880
Charged-off	(84)	(1,420)	(160)	(2,085)	(1)	(3,750)
Recoveries	413	40	152	196	10	811
Ending Balance	$1,871	$7,426	$2,348	$5,756	$9	$17,410

The following table presents the allowance for loan losses and recorded investments in loans by category and geography:

	As of June 30, 2013
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$962	$811	$—	$15	$—	$1,788
Loans collectively evaluated for impairment	6,552	12,912	2,514	8,241	240	30,459
Ending Balance	$7,514	$13,723	$2,514	$8,256	$240	$32,247

Loans:
Loans individually evaluated for impairment	$3,071	$9,795	$5,789	$5,588	$—	$24,243
Loans collectively evaluated for impairment	493,225	820,271	60,999	418,583	9,577	1,802,655
Ending Balance	$496,296	$830,066	$66,788	$424,171	$9,577	$1,826,898

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$1,866	$—	$—	$—	$1,866
Loans collectively evaluated for impairment	1,505	5,790	2,693	4,387	3	14,378
Ending Balance	$1,505	$7,656	$2,693	$4,387	$3	$16,244

Loans:
Loans individually evaluated for impairment	$—	$10,341	$432	$10,065	$—	$20,838
Loans collectively evaluated for impairment	13,360	144,851	18,217	93,561	499	270,488
Ending Balance	$13,360	$155,192	$18,649	$103,626	$499	$291,326

	As of December 31, 2012
	Commercial	Commercial Real Estate	Real Estate Construction	Retail Real Estate	Retail Other	Total
	(dollars in thousands)
Illinois/Indiana
Amount allocated to:
Loans individually evaluated for impairment	$265	$634	$—	$140	$—	$1,039
Loans collectively evaluated for impairment	6,332	14,389	2,527	7,970	322	31,540
Ending Balance	$6,597	$15,023	$2,527	$8,110	$322	$32,579

Loans:
Loans individually evaluated for impairment	$7,479	$13,308	$6,394	$5,196	$—	$32,377
Loans collectively evaluated for impairment	415,348	829,654	63,735	404,867	11,944	1,725,548
Ending Balance	$422,827	$842,962	$70,129	$410,063	$11,944	$1,757,925

Florida
Amount allocated to:
Loans individually evaluated for impairment	$—	$235	$—	$483	$—	$718
Loans collectively evaluated for impairment	1,437	5,827	2,315	5,131	5	14,715
Ending Balance	$1,437	$6,062	$2,315	$5,614	$5	$15,433

Loans:
Loans individually evaluated for impairment	$—	$6,573	$2,597	$14,046	$—	$23,216
Loans collectively evaluated for impairment	10,861	131,597	13,375	95,724	409	251,966
Ending Balance	$10,861	$138,170	$15,972	$109,770	$409	$275,182

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

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Balance	$148,238	$139,024
Weighted average interest rate at end of period	0.11%	0.15%
Maximum outstanding at any month end	$148,238	$146,710
Average daily balance	$131,911	$132,150
Weighted average interest rate during period (1)	0.13%	0.21%

(1)The weighted average interest rate is computed by dividing total interest for the year-to-date period by the average daily balance outstanding.

Note 6:  Earnings Per Common Share

Earnings per common share have been computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net income available to common stockholders	$6,532	$3,980	$12,057	$10,715
Shares:
Weighted average common shares outstanding	86,730	86,628	86,717	86,624

Dilutive effect of outstanding options, warrants and restricted stock units as determined by the application of the treasury stock method	—	9	—	9

Weighted average common shares outstanding, as adjusted for diluted earnings per share calculation	86,730	86,637	86,717	86,633

Basic earnings per common share	$0.08	$0.05	$0.14	$0.12

Diluted earnings per common share	$0.08	$0.05	$0.14	$0.12

Basic earnings per share are computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding.

Diluted earnings per share are determined by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options, warrants and vesting of restricted stock units and use of proceeds to purchase treasury stock at the average market price for the period.  If the average market price for the period is less than the strike price of a stock option, warrant or grant price of a restricted stock unit, that option/warrant/restricted stock unit is considered anti-dilutive and is excluded from the calculation of common stock equivalents.  At June 30, 2013, 701,029 outstanding options, 573,833 warrants, and 713,450 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.  At June 30, 2012, 804,968 outstanding options, 573,833 warrants, and 547,287 restricted stock units were anti-dilutive and excluded from the calculation of common stock equivalents.

Note 7:  Stock-based Compensation

Under the terms of the Company’s 2010 Equity Incentive Plan, the Company is allowed, but not required, to source stock option exercises from its inventory of treasury stock.  As of June 30, 2013, the Company held 1,589,100 shares in treasury, with 895,655 additional shares authorized for repurchase under its stock repurchase plan.  The repurchase plan has no expiration date and expires when the Company has repurchased all of the remaining authorized shares.

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

A summary of the status of and changes in the Company’s stock option awards for the six months ended June 30, 2013 follows:

		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining Contractual
	Shares	Price	Term

Outstanding at beginning of year	857,468	$17.01
Granted	—	—
Exercised	—	—
Forfeited	156,439	16.00
Outstanding at end of period	701,029	$17.24	2.57
Exercisable at end of period	701,029	$17.24	2.57

The Company did not recognize any compensation expense related to stock options for the three and six months ended June 30, 2013 or 2012.

A summary of the changes in the Company’s stock unit awards for the six months ended June 30, 2013, is as follows:

		Director		Weighted-
	Restricted	Deferred		Average
	Stock	Stock		Grant Date
	Units	Units	Total	Fair Value

Non-vested at beginning of year	736,412	32,991	769,403	$4.92
Granted	13,158	—	13,158	4.56
Dividend Equivalents Earned	4,806	490	5,296	4.25
Vested	(20,912)	(33,481)	(54,393)	4.92
Forfeited	(20,014)	—	(20,014)	5.23
Non-vested at end of period	713,450	—	713,450	$4.90
Outstanding at end of period	713,450	57,410	770,860	$4.90

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

The Company recognized $0.1 million and $0.2 million of compensation expense related to non-vested stock units for the three months ended June 30, 2013 and 2012, respectively.  The Company recognized $0.4 million of compensation expense related to non-vested stock units for the six months ended June 30, 2013 and 2012.  As of June 30, 2013, there was $1.8 million of total unrecognized compensation cost related to these non-vested stock units.  This cost is expected to be recognized over a period of 2.6 years.

Note 8:  Income Taxes

At June 30, 2013, the Company was not under examination by any tax authority.

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

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$479,810	$483,373
Standby letters of credit	11,460	12,305

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

Standby letters of credit are conditional commitments issued by the Company and its subsidiary to guarantee the performance of a customer’s obligation to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions and primarily have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company and its subsidiary hold collateral, which may include accounts receivable, inventory, property and equipment, and income producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company and its subsidiary would be required to fund the commitment.  The maximum potential amount of future payments the Company and its subsidiary could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company and its subsidiary would be entitled to seek recovery from the customer.  As of June 30, 2013 and December 31, 2012, no amounts were recorded as liabilities for the Company and its subsidiary’s potential obligations under these guarantees.

As of June 30, 2013, the Company had no futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics with the exception of rate lock commitments on mortgage loans to be held for sale.

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

Following is a summary of selected financial information for the Company’s business segments:

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Goodwill & Total Assets:
Busey Bank	$—	$—	$3,420,199	$3,567,637
FirsTech	8,992	8,992	26,766	26,401
Busey Wealth Management	11,694	11,694	27,390	26,653
All Other	—	—	37,034	(2,635)
Total	$20,686	$20,686	$3,511,389	$3,618,056

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Interest Income:
Busey Bank	$27,390	$29,145	$54,430	$59,158
FirsTech	13	17	26	33
Busey Wealth Management	57	64	117	130
All Other	—	(1)	2	—
Total interest income	$27,460	$29,225	$54,575	$59,321

Interest Expense:
Busey Bank	$1,917	$3,626	$4,149	$7,690
FirsTech	—	—	—	—
Busey Wealth Management	—	—	—	—
All Other	298	325	598	659
Total interest expense	$2,215	$3,951	$4,747	$8,349

Other Income:
Busey Bank	$9,598	$9,678	$20,095	$19,742
FirsTech	2,149	2,135	4,278	4,324
Busey Wealth Management	4,643	4,339	8,746	8,271
All Other	(607)	(382)	(695)	1,313
Total other income	$15,783	$15,770	$32,424	$33,650

Net Income:
Busey Bank	$6,487	$4,187	$12,280	$10,217
FirsTech	286	244	548	509
Busey Wealth Management	1,133	1,004	1,953	1,867
All Other	(466)	(547)	(908)	(62)
Total net income	$7,440	$4,888	$13,873	$12,531

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

There were no transfers between levels during the quarter ended June 30, 2013.  Corporate debt securities were transferred to level 2 as of March 31, 2013 because the Company could no longer obtain evidence of unadjusted quoted prices.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2013
Securities available for sale:
U.S. Treasury securities	$—	$103,175	$—	$103,175
Obligations of U.S. government corporations and agencies	—	314,640	—	314,640
Obligations of states and political subdivisions	—	295,067	—	295,067
Residential mortgage-backed securities	—	177,241	—	177,241
Corporate debt securities	—	24,436	—	24,436
Mutual funds and other equity securities	7,006	—	—	7,006
	$7,006	$914,559	$—	$921,565

December 31, 2012
Securities available for sale:
U.S. Treasury securities	$—	$104,656	$—	$104,656
Obligations of U.S. government corporations and agencies	—	370,194	—	370,194
Obligations of states and political subdivisions	—	280,288	—	280,288
Residential mortgage-backed securities	—	217,715	—	217,715
Corporate debt securities	24,714	—	—	24,714
Mutual funds and other equity securities	3,930	—	—	3,930
	$28,644	$972,853	$—	$1,001,497

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

OREO.  Non-financial assets and non-financial liabilities measured at fair value include OREO (upon initial recognition or subsequent impairment). OREO are measured using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of the unobservable inputs, all OREO fair values have been classified as level 3 in the ASC 820 fair value hierarchy.

The following table summarizes assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	Inputs	Inputs	Inputs	Fair Value
	(dollars in thousands)
June 30, 2013
Impaired loans	$—	$—	$4,735	$4,735
OREO	—	—	57	57

December 31, 2012
Impaired loans	$—	$—	$2,284	$2,284
OREO	—	—	511	511

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis for which the Company has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
	(dollars in thousands)
June 30, 2013
Impaired loans	$4,735	Appraisal of collateral	Appraisal adjustments	-2.2% to -100.0%
OREO	57	Appraisal of collateral	Appraisal adjustments	-61.1% to -100.0%

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

The estimated fair values of financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value, were as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(dollars in thousands)
Financial assets:
Level 2 inputs:
Cash and due from banks	$251,204	$251,204	$351,255	$351,255
Loans held for sale	40,874	41,674	40,003	40,971
Accrued interest receivable	12,029	12,029	12,275	12,275
Level 3 inputs:
Loans, net	2,069,733	2,071,329	1,985,095	2,006,588

Financial liabilities:
Level 2 inputs:
Deposits	$2,870,936	$2,874,156	$2,980,292	$2,987,524
Securities sold under agreements to repurchase	148,238	148,238	139,024	139,024
Long-term debt	—	—	7,000	7,120
Junior subordinated debt owed to unconsolidated trusts	55,000	55,000	55,000	55,000
Accrued interest payable	819	819	1,128	1,128

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of First Busey Corporation and subsidiaries (referred to herein as “First Busey”, “Company”, “we”, or “our”) at June 30, 2013 (unaudited), as compared with March 31, 2013 (unaudited), December 31, 2012 and June 30, 2012 (unaudited), and the results of operations for the three and six months ended June 30, 2013 and 2012 (unaudited),  March 31, 2013 (unaudited) and December 31, 2012 when applicable.  Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report, as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

Operating Results

Net income for the second quarter of 2013 was $7.4 million and net income available to common shareholders was $6.5 million, or $0.08 per fully-diluted common share, as compared to net income of $6.4 million for the first quarter of 2013 and $5.5 million of net income available to common shareholders, or $0.06 per fully-diluted common share.  Net income was $2.5 million higher than the second quarter of 2012, when the Company reported net income of $4.9 million and net income available to common shareholders of $4.0 million, or $0.05 per fully-diluted common share.  The Company’s 2013 year-to-date net income through June 30 was $13.9 million and net income available to common shareholders was $12.1 million, or $0.14 per fully-diluted common share, compared to net income of $12.5 million and net income available to common shareholders of $10.7 million, or $0.12 per fully-diluted common share, for the comparable period of 2012.

The growth in net income from the prior year was driven by a lower provision for loan loss, which was comparable to pre-recession norms.  The second quarter of 2013’s $2.0 million loan loss provision was consistent with the first quarter of 2013, with both periods marking four-year lows in quarterly credit costs as our market areas show signs of strengthening and credit quality continued to improve.  In addition, actions have been taken to selectively offset planned expense growth with prudent reductions in other areas.  The results of these actions impacted second quarter results and are expected to continue positively affecting future earnings.

Net interest margin rose to 3.17% for the second quarter of 2013 as compared to 3.10% for the first quarter of 2013 but fell from 3.21% for the second quarter of 2012.  The net interest margin for the first six months of 2013 decreased to 3.14% compared to 3.26% for the same period of 2012.

Busey Wealth Management’s net income of $1.1 million for the second quarter of 2013 rose 38.2% from the first quarter of 2013 and 12.8% from the second quarter of 2012.  Seasonal fluctuations in revenue drove much of the increase in net income for the second quarter of 2013 compared to the first quarter of 2013.  Busey Wealth Management’s net income for the first six months of 2013 was $2.0 million as compared to $1.9 million for the first six months of 2012.  Growth in assets under management accompanied by market trends positively impacted the quarter-over-quarter and year-over-year results.  Assets under management increased to $4.5 billion as of June 30, 2013 compared to $4.0 billion at June 30, 2012.  FirsTech’s net income of $0.3 million for the second quarter of 2013 was comparable with the first quarter of 2013, and slightly higher than the $0.2 million recorded for the second quarter of 2012.  FirsTech’s 2013 year-to-date net income of $0.5 million remained consistent with the comparable period of 2012.

Asset Quality

While much internal focus has been directed toward organic growth, our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators.  At June 30, 2013, various asset quality measures were at their best quarter-end levels in recent years.  We continue to expect gradual improvement in our overall asset quality during 2013; however, this remains dependent upon market-specific economic conditions, and specific measures may fluctuate from quarter to quarter.  The key metrics are as follows:

SELECTED  FINANCIAL HIGHLIGHTS

(dollars in thousands)

	As of and for the Three Months Ended
	June 30,	March 31,	December 31,	June 30,
	2013	2013	2012	2012
ASSET QUALITY
Gross loans(1)	$2,159,098	$2,060,680	$2,073,110	$2,021,931
Commercial loans(2)	1,580,351	1,508,068	1,500,921	1,448,165
Allowance for loan losses	48,491	47,773	48,012	50,866
Non-performing loans
Non-accrual loans	20,274	23,001	25,104	33,760
Loans 90+ days past due	771	204	256	57
Non-performing loans, segregated by geography
Illinois/ Indiana	16,030	16,458	17,757	25,365
Florida	5,015	6,747	7,603	8,452
Loans 30-89 days past due	3,683	7,132	2,285	4,240
Other non-performing assets	2,617	2,632	3,450	7,783
Non-performing assets to total loans and non-performing assets	1.1%	1.3%	1.4%	2.1%
Allowance as a percentage of non-performing loans	230.4%	205.9%	189.3%	150.4%
Allowance for loan losses to loans	2.3%	2.3%	2.3%	2.5%

(1)         Includes loans held for sale.

(2)         Includes loans categorized as commercial, commercial real estate and real estate construction.

•      As a result of the Company’s strategic investment in loan growth, the total loan portfolio as of June 30, 2013 increased $137.2 million from June 30, 2012; gross commercial balances accounted for $132.2 million of this loan growth.  The total loan portfolio increased $98.4 million from March 31, 2013 to June 30, 2013; gross commercial loan balances accounted for $72.3 million of this increase.  The Company’s continued emphasis on commercial loan growth resulted in an increase of gross commercial loan balances of 9.1% at June 30, 2013 from June 30, 2012 and 4.8% compared to March 31, 2013.  In addition to overall loan growth, the Company experienced loan growth in the highest credit grades, while the volume of the lowest credit grades decreased.

•      Net charge-offs decreased $13.6 million, or 79.4%, for the six months ended June 30, 2013 from the comparable period of 2012.  Net charge-offs decreased $1.0 million, or 42.7%, from the first quarter of 2013 and decreased by $6.2 million, or 82.8%, from the second quarter of 2012.  This is a result of the improved quality of the loan portfolio.

Overview and Strategy

As the economy continues to emerge from recession, we continue to believe that long-term success will be driven by our commitment to our Pillars — our customers, associates, communities and shareholders.  To honor this commitment, we initiated an internal review of our cost structure in early 2013, and the results of our efforts continue to materialize. We are encouraged by the positive momentum occurring in our commercial loan portfolio and assets under management. Our growing loan pipeline has begun to translate into increased loans. Additionally, our emphasis on maximizing shareholder value was evidenced this period by the increase in earnings per share on a quarterly and year-over-year basis. We acknowledge that true progress requires constant adjustment and renewed commitment to our common purpose, and have underscored our unwavering drive for success with the discipline to contain costs.

As we execute our growth strategy, it is critical to convert new relationships into long-term customers - which in turn, increases shareholder value.  Since our product is service, we launched the Net Promoter ® System (NPS) in 2012 to gather feedback that will aid Busey Bank in improving customer relationships.  Information shared by customers with friends and family enhances Busey Bank’s reputation for premier customer service in an authentic and relevant way, and opens up new avenues to further enhance our customer service.

In addition, we remain innovative in our product offerings.  In the second quarter, we introduced Mobile Deposit and Mobile Accept.  Mobile Deposit offers our mobile banking customers the ability to deposit paper checks by taking a picture of them and submitting them electronically through their smartphone.  Mobile Accept is a mobile payment application that allows merchants to quickly and securely swipe any credit or signature debit card for processing on a smartphone or tablet. We are pleased to meet the growing needs of our customer base through these secure, convenient platforms.

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

Economic Conditions of Markets

Our primary markets in stable micro-urban communities of downstate Illinois are distinct from the dense competitive landscapes of Chicago and the smaller rural populations of southern Illinois and they have strong industrial, academic and healthcare employment bases.  Our primary downstate Illinois markets of Champaign, Macon, McLean and Peoria counties are anchored by several strong, familiar and stable organizations.  Although our downstate Illinois and Indiana markets experienced economic distress in recent years, they did not experience it to the level of many other areas, including our southwest Florida market.  While future economic conditions remain uncertain, we believe our markets have generally stabilized following a few years of economic downturn and, as a whole, have begun to show signs of improvement.

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

Southwest Florida has shown continuing signs of improvement in areas such as unemployment and home sales since 2011.  In addition, median sales prices in Florida are now on the rise.  As southwest Florida’s economy is based primarily on tourism and the secondary/retirement residential market, declines in discretionary spending brought on by uncertain economic conditions caused damage to that economy and, the recent improvement in certain economic indicators notwithstanding, we expect it will take southwest Florida a number of years to return to peak economic strength.

The largest portion of the Company’s customer base is within the State of Illinois, the financial condition of which is among the most troubled of any state in the United States with credit downgrade concerns, severe pension under-funding, recurring bill payment delays, and budget deficits. Additionally, the Company is located in markets with significant universities and healthcare companies, which rely heavily on state funding and contracts.  The State of Illinois continues to be significantly behind on payments to its vendors and government sponsored entities.  Further and continued payment lapses by the State of Illinois to its vendors and government sponsored entities may have significant, negative effects on our primary market areas.

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

The following tables show the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for the interest-bearing liabilities, and the related interest rates for the periods, or as of the dates, shown.  The tables also show, for the periods indicated, a summary of the changes in interest earned and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities.  All average information is provided on a daily average basis.

AVERAGE BALANCE SHEETS AND INTEREST RATES

THREE MONTHS ENDED JUNE 30, 2013 AND 2012

							Change in income/
	2013			2012			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
				(dollars in thousands)
Assets
Interest-bearing bank deposits	$240,342	$151	0.25%	$310,306	$194	0.25%	$(43)	$—	$(43)
Investment securities
U.S. Government obligations	436,963	1,495	1.37%	461,684	2,076	1.81%	(106)	(475)	(581)
Obligations of states and political subdivisions(1)	289,467	1,926	2.67%	202,080	1,590	3.16%	613	(277)	336
Other securities	220,404	1,215	2.21%	280,572	1,323	1.90%	(309)	201	(108)
Loans(1) (2)	2,083,296	23,267	4.48%	1,984,721	24,610	4.99%	1,207	(2,550)	(1,343)
Total interest-earning assets(1)	$3,270,472	$28,054	3.44%	$3,239,363	$29,793	3.70%	$1,362	$(3,101)	$(1,739)

Cash and due from banks	86,258			75,776
Premises and equipment	70,209			69,871
Allowance for loan losses	(48,237)			(52,190)
Other assets	166,000			188,980

Total Assets	$3,544,702			$3,521,800

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$51,587	$8	0.06%	$44,166	$17	0.15%	$2	$(11)	$(9)
Savings deposits	213,122	16	0.03%	199,475	72	0.15%	5	(61)	(56)
Money market deposits	1,467,474	443	0.12%	1,367,060	801	0.24%	55	(413)	(358)
Time deposits	646,105	1,357	0.84%	745,446	2,428	1.31%	(291)	(780)	(1,071)
Short-term borrowings:
Repurchase agreements	133,708	40	0.12%	129,690	76	0.24%	2	(38)	(36)
Other	—	6	—%	—	9	—%	—	(3)	(3)
Long-term debt	3,230	44	5.46%	19,087	220	4.64%	(210)	34	(176)
Junior subordinated debt owed to unconsolidated trusts	55,000	301	2.20%	55,000	328	2.40%	—	(27)	(27)
Total interest-bearing liabilities	$2,570,226	$2,215	0.35%	$2,559,924	$3,951	0.62%	$(437)	$(1,299)	$(1,736)

Net interest spread(1)			3.09%			3.08%

Noninterest-bearing deposits	533,816			522,026
Other liabilities	27,714			26,611
Stockholders’ equity	412,946			413,239

Total Liabilities and Stockholders’ Equity	$3,544,702			$3,521,800

Interest income / earning assets(1)	$3,270,472	$28,054	3.44%	$3,239,363	$29,793	3.70%
Interest expense / earning assets	$3,270,472	$2,215	0.27%	$3,239,363	$3,951	0.49%

Net interest margin(1)		$25,839	3.17%		$25,842	3.21%	$1,799	$(1,802)	$(3)

(1)          On a tax-equivalent basis assuming a federal income tax rate of 35% for 2013 and 2012.

(2)          Non-accrual loans have been included in average loans.

(3)          Annualized.

AVERAGE BALANCE SHEETS AND INTEREST RATES

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

							Change in income/
	2013			2012			expense due to(1)
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Average	Total
	Balance	Expense	Rate(3)	Balance	Expense	Rate(3)	Volume	Yield/Rate	Change
	(dollars in thousands)
Assets
Interest-bearing bank deposits	$256,188	$313	0.25%	$296,201	$371	0.25%	$(50)	$(8)	$(58)
Investment securities
U.S. Government obligations	448,820	3,117	1.40%	442,151	4,110	1.87%	60	(1,053)	(993)
Obligations of states and political subdivisions(1)	284,842	3,811	2.70%	186,535	3,044	3.28%	1,381	(614)	767
Other securities	229,374	2,229	1.96%	279,702	2,661	1.91%	(494)	62	(432)
Loans(1) (2)	2,060,332	46,295	4.53%	2,006,716	50,240	5.03%	1,281	(5,226)	(3,945)
Total interest-earning assets(1)	$3,279,556	$55,765	3.43%	$3,211,305	$60,426	3.78%	$2,178	$(6,839)	$(4,661)

Cash and due from banks	80,544			77,187
Premises and equipment	70,573			69,758
Allowance for loan losses	(48,487)			(54,878)
Other assets	169,495			190,231

Total Assets	$3,551,681			$3,493,603

Liabilities and Stockholders’ Equity
Interest-bearing transaction deposits	$49,620	$17	0.07%	$41,620	$38	0.18%	$6	$(27)	$(21)
Savings deposits	211,205	36	0.03%	196,867	148	0.15%	10	(122)	(112)
Money market deposits	1,470,337	928	0.13%	1,332,759	1,700	0.26%	159	(931)	(772)
Time deposits	661,144	2,940	0.90%	763,661	5,180	1.36%	(631)	(1,609)	(2,240)
Short-term borrowings:
Repurchase agreements	131,911	84	0.13%	133,851	154	0.23%	(2)	(68)	(70)
Other	—	15	—%	—	18	—%	—	(3)	(3)
Long-term debt	4,619	125	5.46%	19,252	446	4.66%	(386)	65	(321)
Junior subordinated debt owed to unconsolidated trusts	55,000	602	2.21%	55,000	665	2.43%	—	(63)	(63)
Total interest-bearing liabilities	$2,583,836	$4,747	0.37%	$2,543,010	$8,349	0.66%	$(844)	$(2,758)	$(3,602)

Net interest spread(1)			3.06%			3.12%

Noninterest-bearing deposits	528,068			512,077
Other liabilities	28,187			26,732
Stockholders’ equity	411,590			411,784

Total Liabilities and Stockholders’ Equity	$3,551,681			$3,493,603

Interest income / earning assets(1)	$3,279,556	$55,765	3.43%	$3,211,305	$60,426	3.78%
Interest expense / earning assets	$3,279,556	$4,747	0.29%	$3,211,305	$8,349	0.52%

Net interest margin(1)		$51,018	3.14%		$52,077	3.26%	$3,022	$(4,081)	$(1,059)

(1)   On a tax-equivalent basis assuming a federal income tax rate of 35% for 2013 and 2012.

(2)   Non-accrual loans have been included in average loans.

(3)   Annualized.

Average earning assets increased for the three and six month periods ended June 30, 2013 as compared to the same periods of 2012.  Average loans increased $98.6 million and $53.6 million for the three and six month periods ended June 30, 2013 compared to the same periods of 2012, respectively.  Our growing loan pipeline and continued emphasis on commercial loan growth has begun to translate into increased loans.  Our average securities balances increased by $2.5 million and $54.6 million for the three and six month periods ended June 30, 2013 compared to the same periods of 2012, respectively.

Average interest-bearing liability balances increased for the three and six month periods ended June 30, 2013 as compared to the same periods of 2012.  Interest-bearing deposits increased $22.1 million and $57.4 million for the three and six month periods ended June 30, 2013 as compared to the same periods of 2012, respectively.  The Company has focused on reducing more expensive non-core funding, which we were able to do in light of the continued increase in our average core deposits.

Interest income, on a tax-equivalent basis, decreased $1.7 million and $4.6 million for the three and six month periods ended June 30, 2013 as compared to the same periods of 2012, respectively. The interest income decline related to lower yields earned on assets in a low interest rate environment despite increased average balances of earning assets.  Interest expense decreased $1.7 million and $3.6 million for the three and six month periods ended June 30, 2013 as compared to the same periods of 2012, respectively.  The interest expense declines were primarily a result of decreases in interest rates offered by the Company on certain deposit products as the interest rate environment remains low.

Net interest margin

Net interest margin, our net interest income expressed as a percentage of average earning assets stated on a tax-equivalent basis, decreased to 3.17% for the three month period ended June 30, 2013 from 3.21% for the same period in 2012 and decreased to 3.14% for the six month period ended June 30, 2013 from 3.26% for the same period in 2012.

Quarterly net interest margins for 2013 and 2012 are as follows:

	2013	2012
First Quarter	3.10%	3.31%
Second Quarter	3.17%	3.21%
Third Quarter	—	3.25%
Fourth Quarter	—	3.20%

The net interest spread, which represents the difference between the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, also on a tax-equivalent basis, was 3.09% for the three month period ended June 30, 2013, compared to 3.08% for the same period in 2012 and was 3.06% for the six month period ended June 30, 2013 compared to 3.12% for the same period in 2012.

Compared to the first quarter of 2013, net interest margin has improved and the Company is encouraged by a growing loan-to-deposit ratio.  We have limited ability to improve margin through funding rate decreases due to the historically low interest rate environment and we believe further improvements in margin will be achieved through redeployment of our liquid funds at higher yields as our loan pipeline continues to drive growth in loans.

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

OTHER INCOME

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
Trust fees	$4,713	$4,090	15.2%	$9,921	$9,285	6.8%
Commissions and brokers’ fees, net	569	564	0.9%	1,109	1,070	3.6%
Remittance processing	2,085	2,111	(1.2)%	4,183	4,278	(2.2)%
Service charges on deposit accounts	3,023	2,873	5.2%	5,750	5,684	1.2%
Other service charges and fees	1,527	1,443	5.8%	2,966	2,824	5.0%
Gain on sales of loans	2,763	3,256	(15.1)%	6,260	5,669	10.4%
Security gains, net	—	64	(100.0)%	—	64	(100.0)%
Other	1,103	1,369	(19.4)%	2,235	4,776	(53.2)%
Total other income	$15,783	$15,770	0.1%	$32,424	$33,650	(3.6)%

Combined wealth management revenue, trust and commissions and brokers’ fees, net, increased for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012.  The increase was led by organic growth, which increased assets under management (“AUM”) and increased securities market valuations.  AUM averaged $4.5 billion as of June 30, 2013 compared to $4.0 billion at June 30, 2012.  Continued growth in new AUM driven by our wealth management teams during the first half of 2013 suggest future income will also be positively impacted as wealth management revenues are typically highly correlated to AUM.

Remittance processing revenue relates to our payment processing company, FirsTech.  FirsTech’s revenue decreased slightly for the three and six month periods ended June 30, 2013 as compared to the same periods of 2012 due to decreased volume of online bill payments.

Overall, service charges on deposit accounts combined with other service charges and fees increased for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012.  Evolving regulation and changing behaviors by our client base may impact the revenue derived from charges on deposit accounts going forward.

Gain on sales of loans decreased for the three month period ended June 30, 2013 as compared to the same period in 2012. Refinance activity declined during the second quarter of 2013 relative to the 2012 period due to increased market interest rates; although, with generally robust production activity for the first six months of 2013, gain on sales of loans increased for the six month period ended June 30, 2013 as compared to the same period in 2012.  While the Company expects total production volume to decrease in the second half of the year due to increased interest rates, these fee revenues will continue to provide a good balance to our revenue stream and represent a valued service to our clients and communities to refinance and purchase homes.

Other income decreased for the three and six month periods ended June 30, 2013 as compared to the same periods in 2012.  The six month decrease was primarily due to the income fluctuation in the Company’s private equity investment funds. The majority of the gain in 2012 related to income earned from an investment in a local, community-focused fund.  The gain was non-recurring; therefore, the Company did and does not expect other income to show significant increases in future periods.

OTHER EXPENSE

	Three Months Ended June 30			Six Months Ended June 30
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
Compensation expense:
Salaries and wages	$12,781	$13,148	(2.8)%	$26,341	$25,259	4.3%
Employee benefits	2,947	3,122	(5.6)%	6,174	6,018	2.6%
Total compensation expense	$15,728	$16,270	(3.3)%	$32,515	$31,277	4.0%

Net occupancy expense of premises	2,103	2,156	(2.5)%	4,285	4,361	(1.7)%
Furniture and equipment expenses	1,222	1,310	(6.7)%	2,476	2,582	(4.1)%
Data processing	2,568	2,639	(2.7)%	5,207	4,798	8.5%
Amortization of intangible assets	783	827	(5.3)%	1,566	1,654	(5.3)%
Regulatory expense	617	620	(0.5)%	1,263	1,246	1.4%
OREO expense	58	510	(88.6)%	601	515	16.7%
Other	4,722	5,447	(13.3)%	9,455	10,548	(10.4)%
Total other expense	$27,801	$29,779	(6.6)%	$57,368	$56,981	0.7%

Income taxes	$3,787	$1,877	101.8%	$7,011	$5,610	25.0%
Effective rate on income taxes	33.7%	27.7%		33.6%	30.9%

Efficiency ratio	64.9%	69.7%		66.9%	64.6%

Total compensation expense decreased for the three months ended June 30, 2013 as compared to the same period in 2012 and increased for the six month period ended June 30, 2013 as compared to the same period of 2012.  Full-time equivalent employees decreased to 875 at June 30, 2013 from 925 one year earlier.  During 2012, we engaged in a strategic investment in talent to build out targeted areas of our business to support growth initiatives.  We also committed to a careful examination of all areas of the Company, seeking sensible opportunities to reduce cost and enhance efficiency.  That evaluation resulted in personnel reductions and other cost containment efforts in early 2013 which contributed to a decrease in total compensation expense in the second quarter.  As disclosed in the proxy statement for the annual meeting of stockholders held on May 22, 2013, our senior management also proposed a reduction in the compensation of our named executive officers to the appropriate oversight committee of the board of directors.  The reduction was approved and became effective in April of 2013.  Senior management sought to emphasize their individual commitments to the discipline required to support efficiency initiatives and the future long-term success of the Company.

Combined occupancy expenses and furniture and equipment expenses decreased for the three and six month periods ended June 30, 2013 as compared to the same period in 2012.  We continue to evaluate our operations for appropriate cost control measures while seeking improvements in service delivery to our customers.

Data processing expense decreased for the three months ended June 30, 2013 as compared to the same period in 2012, but increased for the six months ended June 30, 2013 as compared to the same period in 2012.  We continue to invest to support the developing product needs of our customers including online banking and mobile capabilities, while continually enhancing measures for data safety and risk containment.

Amortization of intangible assets expense decreased as we are now in the sixth year of amortization arising from our merger with Main Street Trust, Inc.  The amortization is on an accelerated basis; thus, exclusive of any further acquisitions in the future, we expect amortization expense to continue to gradually decline.

Regulatory expense remained steady for the three and six months ended June 30, 2013 as compared to the same periods in 2012.  We anticipate that our regulatory expenses will remain at current levels for the near future.

Our costs associated with OREO, such as collateral preservation and legal fees, decreased for the three months ended June 30, 2013 as compared to the same period in 2012 but increased for the six months ended June 30, 2013 as compared to the same period in 2012.  This expense fluctuates based on commercial properties we hold throughout the year.

Other expense decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012 primarily as a result of a widespread reduction in expenses due to an enhanced emphasis on cost control.

The effective rate on income taxes, or income taxes divided by income before taxes, of 33.7% and 33.6% for the three and six months ended June 30, 2013, respectively, was lower than the combined federal and state statutory rate of approximately 41% due to fairly stable amounts of tax preferred interest income, such as municipal bond interest and bank owned life insurance income, accounting for a portion of our taxable income.  As taxable income increases, we expect our effective tax rate to increase.

The efficiency ratio represents total other expense, less amortization charges, as a percentage of tax equivalent net interest income plus other income, excluding the effects of security gains and losses.  The efficiency ratio, which is a non-GAAP financial measure commonly used by management and the investment community in the banking industry, measures the amount of expense that is incurred to generate a dollar of revenue.  The efficiency ratio of 64.9% for the three month period ended June 30, 2013 improved from 69.7% in the comparable period in 2012.  The efficiency ratio for the first six months of 2013 was 66.9%, as compared to 64.6% for the same period of 2012.  Efficiency ratios have been influenced throughout the past two years by a number of events, such as our 2012 core conversion and branch closures.  The process of examining appropriate avenues to improve efficiency is expected to continue as a focus in future periods.

FINANCIAL CONDITION

SIGNIFICANT BALANCE SHEET ITEMS

	June 30, 2013	December 31, 2012	% Change
	(dollars in thousands)
Assets
Securities available for sale	$921,565	$1,001,497	(8.0)%
Loans, net	2,110,607	2,025,098	4.2%

Total assets	$3,511,389	$3,618,056	(2.9)%

Liabilities
Deposits:
Noninterest-bearing	$514,118	$611,043	(15.9)%
Interest-bearing	2,356,818	2,369,249	(0.5)%
Total deposits	$2,870,936	$2,980,292	(3.7)%

Securities sold under agreements to repurchase	148,238	139,024	6.6%
Long-term debt	—	7,000	(100.0)%

Total liabilities	$3,101,359	$3,209,259	(3.4)%

Stockholders’ equity	$410,030	$408,797	0.3%

First Busey’s balance sheet at June 30, 2013 decreased as compared with its balance sheet at December 31, 2012.

Securities available for sale decreased by $80.0 million, or 8.0%, at June 30, 2013 compared to December 31, 2012 while net loans, including loans held for sale, increased by $85.5 million, or 4.2% during the same period, as the Company’s strategic investment and continued emphasis on loan growth started to take shape.  In addition to overall loan growth, the Company experienced loan growth in the highest credit grades, while the volume of the lowest credit grades decreased.

Liabilities decreased by $107.9 million, or 3.4%, at June 30, 2013 compared to December 31, 2012.  Total deposits decreased $109.4 million, or 3.7%, at June 30, 2013 compared to December 31, 2012 due to seasonality and typical balance fluctuations in large commercial deposits.  Securities sold under agreements to repurchase increased $9.2 million, or 6.6%, while long-term debt decreased $7.0 million, at June 30, 2013 compared to December 31, 2012 due to payment at maturity.  We remain strongly core deposit funded at 77% of total assets — with ample liquidity and significant market share in the communities we serve.

Stockholders’ equity increased to $410.0 million at June 30, 2013 as compared to $408.8 million at December 31, 2012.  This increase was the result of first and second quarter earnings, which was partially offset by dividends paid in the second quarter and decreases in the market value of our securities portfolio.  No dividends on common stock were paid in the first quarter, as the Company had accelerated its 2013 first quarter dividend of $0.04 per common share into the fourth quarter of 2012 due to uncertainty surrounding U.S. tax policy and our desire to maximize shareholder value and return while potentially reducing shareholder dividend income tax burden.

ASSET QUALITY

Loan Portfolio

Geographic distributions of loans by category were as follows:

	June 30, 2013
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$474,850	$13,360	$21,446	$509,656
Commercial real estate	749,654	155,192	80,412	985,258
Real estate construction	63,446	18,649	3,342	85,437
Retail real estate	452,793	104,317	11,561	568,671
Retail other	9,468	499	109	10,076
Total	$1,750,211	$292,017	$116,870	$2,159,098

Less held for sale(1)				40,874
				$2,118,224

Less allowance for loan losses				48,491
Net loans				$2,069,733

(1) Loans held for sale are included in retail real estate.

	December 31, 2012
	Illinois	Florida	Indiana	Total
	(dollars in thousands)

Commercial	$399,300	$10,861	$23,527	$433,688
Commercial real estate	777,752	138,170	65,210	981,132
Real estate construction	67,152	15,972	2,977	86,101
Retail real estate	435,911	112,052	11,873	559,836
Retail other	11,831	409	113	12,353
Total	$1,691,946	$277,464	$103,700	$2,073,110

Less held for sale(1)				40,003
				$2,033,107

Less allowance for loan losses				48,012
Net loans				$1,985,095

(1) Loans held for sale are included in retail real estate.

We are encouraged by the positive momentum occurring in our loan portfolio.  The total loan portfolio as of June 30, 2013 increased $86.0 million from December 31, 2012; gross commercial balances accounted for $79.4 million of this loan growth.  The June 30, 2013 Illinois retail real estate portfolio increased from December 31, 2012 as a result of a purchase of $25.4 million in performing home equity lines of credit at a floating rate to support an optimal mix of earning asset growth.  Achieving meaningful organic growth remains a significant focus for us and our commitment to credit quality remains strong, as evidenced by another quarter of meaningful progress across a range of credit indicators as discussed further below.

Allowance for loan losses

Our allowance for loan losses was $48.5 million, or 2.25% of loans, at June 30, 2013 and $48.0 million, or 2.32% of loans, at December 31, 2012.

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

As of June 30, 2013, management believed the level of the allowance and coverage of non-performing loans to be appropriate based upon the information available.   However, additional losses may be identified in our loan portfolio as new information is obtained.  We may need to provide for additional loan losses in the future as management continues to identify potential problem loans and gains further information concerning existing problem loans.

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

Our provision for loan losses was $2.0 million during the second quarter of 2013 and $4.5 million in the same period of 2012.  Our provision for loan losses was $4.0 million during the first six months of 2013 and $9.5 million in the same period of 2012. The provision expense during 2013 and 2012 was reflective of management’s assessment of the lower level of risk in the portfolio.

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

The following table sets forth information concerning non-performing loans as of each of the dates:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Non-accrual loans	$20,274	$23,001	$25,104	$25,129
Loans 90+ days past due and still accruing	771	204	256	59
Total non-performing loans	$21,045	$23,205	$25,360	$25,188

OREO	$2,617	$2,632	$3,450	$8,486

Total non-performing assets	$23,662	$25,837	$28,810	$33,674

Allowance for loan losses	$48,491	$47,773	$48,012	$49,213

Allowance for loan losses to loans	2.3%	2.3%	2.3%	2.4%
Allowance for loan losses to non-performing loans	230.4%	205.9%	189.3%	195.4%
Non-performing loans to loans, before allowance for loan losses	1.0%	1.1%	1.2%	1.2%
Non-performing loans and OREO to loans, before allowance for loan losses	1.1%	1.3%	1.4%	1.7%

We continue to drive positive trends across a range of credit indicators.  We expect to continue to see gradual improvements in non-performing assets as we remove under and non-performing loans from our loan portfolio and realize the benefits of gradually improving overall economic conditions.  Total non-performing assets were $23.7 million at June 30, 2013, compared to $28.8 million at December 31, 2012.

As of June 30, 2013, the Bank had charged-off $8.6 million of principal balance on loans that were on non-accrual status at June 30, 2013.  Partial charge-offs reduce the reported principal of the balance of the loan, whereas, a specific allocation of allowance for loan losses does not reduce the reported principal balance of the loan.  Non-accrual loans are reported net of charge-offs, but include related specific allocations of the allowance for loan losses.  In summary, if we had not charged-off $8.6 million in loans, our non-accrual loans would have been that amount greater than the $20.3 million reported.

Potential Problem Loans

Potential problem loans are those loans which are not categorized as impaired, restructured, non-accrual or 90+ days past due, but where current information indicates that the borrower may not be able to comply with present loan repayment terms.  Management assesses the potential for loss on such loans as it would with other problem loans and has considered the effect of any potential loss in determining its provision for probable loan losses.  Potential problem loans of $58.0 million at June 30, 2013 were comparable to $58.1 million at December 31, 2012.  The balance of potential problem loans is a reflection of continued economic challenges, however we do not believe the potential losses will be as great as seen in the past.  Management continues to monitor these credits and anticipates that restructurings, guarantees, additional collateral or other planned actions will result in full repayment of the debts.  As of June 30, 2013, management identified no other loans that represent or result from trends or uncertainties which management reasonably expected to materially impact future operating results, liquidity or capital resources.  As of June 30, 2013, management was not aware of any information about any other credits which caused management to have serious doubts as to the ability of such borrower(s) to comply with the loan repayment terms.

LIQUIDITY

Liquidity management is the process by which we ensure that adequate liquid funds are available to meet the present and future cash flow obligations arising in the daily operations of our business.  These financial obligations consist of needs for funds to meet commitments to borrowers for extensions of credit, fund capital expenditures, honor withdrawals by customers, pay dividends to stockholders and pay operating expenses.  Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold.  The balances of these assets are dependent on the Company’s operating, investing, lending and financing activities during any given period.

First Busey’s primary sources of funds consist of deposits, investment maturities and sales, loan principal repayments, and capital funds.  Additional liquidity is provided by repurchase agreements, the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank, and brokered deposits.  Management intends to satisfy long-term liquidity needs primarily through retention of capital funds.

Based upon the level of investment securities that reprice within 30 days and 90 days, as of June 30, 2013, management believed that adequate liquidity existed to meet all projected cash flow obligations.  We seek to achieve a satisfactory degree of liquidity through actively managing both assets and liabilities.  Asset management guides the proportion of liquid assets to total assets, while liability management monitors future funding requirements and prices liabilities accordingly.

OFF-BALANCE-SHEET ARRANGEMENTS

At June 30, 2013, the Company had outstanding standby letters of credit of $11.5 million and commitments to extend credit of $479.8 million.  Since these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

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

The Company and Busey Bank are subject to regulatory capital requirements administered by federal and state banking agencies that involve the quantitative measure of their assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  Quantitative measures established by regulation to ensure capital adequacy require the Company and Busey Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and, for the Bank, Tier 1 capital (as defined) to average assets (as defined in the regulations).  Failure to meet minimum capital requirements may cause regulatory bodies to initiate certain discretionary and/or mandatory actions that, if undertaken, may have a direct material effect on our financial statements.  The Company, as a financial holding company, is required to be “well capitalized” in the two capital categories based on risk-weighted assets, as shown in the table below.  We believe, as of June 30, 2013, that the Company and Busey Bank met all capital adequacy requirements to which they were subject, including the guidelines to be considered “well capitalized”.

			Minimum		Minimum To Be
	Actual		Capital Requirement		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)

As of June 30, 2013:

Total Capital (to Risk Weighted Assets)
Consolidated	$429,080	18.58%	$184,738	8.00%	$230,922	10.00%
Busey Bank	$370,155	16.14%	$183,416	8.00%	$229,270	10.00%

Tier I Capital (to Risk Weighted Assets)
Consolidated	$399,082	17.28%	$92,369	4.00%	$138,554	6.00%
Busey Bank	$340,361	14.85%	$91,708	4.00%	$137,562	6.00%

Tier I Capital (to Average Assets)
Consolidated	$399,082	11.50%	$138,754	4.00%	N/A	N/A
Busey Bank	$340,361	9.95%	$136,784	4.00%	$170,980	5.00%

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

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms and issued rules effecting certain changes required by the Dodd-Frank Act (the “Basel III Rules”).  The Basel III Rules are applicable to all U.S. banks that are subject to minimum capital requirements, as well as to bank and savings and loan holding companies other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $500 million).  The Basel III Rules not only increase most of the required minimum regulatory capital ratios, but they introduce a new Common Equity Tier 1 Capital ratio and the concept of a capital conservation buffer.  The Basel III Rules also expand the definition of capital as in effect currently by establishing criteria that instruments must meet to be considered Additional Tier 1 Capital (Tier 1 Capital in addition to Common Equity) and Tier 2 Capital.  A number of instruments that now generally qualify as Tier 1 Capital will not qualify, or their qualifications will change when the Basel III Rules are fully implemented.  The Basel III Rules also permit banking organizations with less than $15.0 billion in assets to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, which currently does not affect regulatory capital.  The Basel III Rules have maintained the general structure of the current prompt corrective action framework, while incorporating the increased requirements. The prompt corrective action guidelines were also revised to add the Common Equity Tier 1 Capital ratio.  In order to be a “well-capitalized” depository institution under the new regime, a bank and holding company must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; a Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.  Generally, financial institutions become subject to the new Basel III Rules on January 1, 2015, with phase-in periods for many of the changes.  Management is in the process of assessing the effect the Basel III Rules may have on the Company’s and Busey Bank’s capital positions and will monitor developments in this area.

FORWARD LOOKING STATEMENTS

Statements made in this report, other than those concerning historical financial information, may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of First Busey.  Forward-looking statements, which may be based upon beliefs, expectations and assumptions of First Busey’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions.  Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and we undertake no obligation to update any statement in light of new information or future events.  A number of factors, many of which are beyond our ability to control or predict, could cause actual results to differ materially from those in our forward-looking statements.  These factors include, among others, the following: (i) the strength of the local and national economy; (ii) the economic impact of any future terrorist threats or attacks; (iii) changes in state and federal laws, regulations and governmental policies concerning First Busey’s general business (including the impact of the Dodd-Frank Act and the extensive regulations to be promulgated thereunder, as well as the rules recently adopted by the federal bank regulatory agencies to implement Basel III); (iv) changes in interest rates and prepayment rates of First Busey’s assets; (v) increased competition in the financial services sector and the inability to attract new customers; (vi) changes in technology and the ability to develop and maintain secure and reliable electronic systems; (vii) the loss of key executives or employees; (viii) changes in consumer spending; (ix) unexpected results of acquisitions; (x) unexpected outcomes of existing or new litigation involving First Busey; and (xi) changes in accounting policies and practices.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Additional information concerning First Busey and its business, including additional factors that could materially affect its financial results, is included in First Busey’s filings with the Securities and Exchange Commission.

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

Fair Value of Investment Securities. Securities are classified as held-to-maturity when First Busey has the ability and management has the positive intent to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. First Busey had no securities classified as held-to-maturity or trading at June 30, 2013. Securities are classified as available for sale when First Busey may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons.  They are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  All of First Busey’s securities are classified as available for sale.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.  For all other securities, we obtain fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.   Due to the limited nature of the market for certain securities, the fair value and potential sale proceeds could be materially different in the event of a sale.

Realized securities gains or losses are reported in securities gains, net in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Declines in the fair value of available for sale securities below their amortized cost are evaluated to determine whether the loss is temporary or other-than-temporary.  If the Company (a) has the intent to sell a debt security or (b) will more-likely-than-not be required to sell the debt security before its anticipated recovery, then the Company recognizes the entire unrealized loss in earnings as an other-than-temporary loss.  If neither of these conditions are met, the Company evaluates whether a credit loss exists.  The impairment is separated into the amount of the total impairment related to the credit loss and the amount of total impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income.

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

Deferred Taxes.  We have maintained significant net deferred tax assets for deductible temporary differences, the largest of which relates to the net operating loss carryforward and the allowance for loan losses. For income tax return purposes, only actual charge-offs are deductible, not the provision for loan losses. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the recoverability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. We consider both positive and negative evidence regarding the ultimate recoverability of our deferred tax assets. Positive evidence includes available tax planning strategies and the probability that taxable income will continue to be generated in future periods, as it was in periods since March 31, 2010, while negative evidence includes a cumulative loss in 2009 and 2008 and certain business and economic trends. We evaluated the recoverability of our net deferred tax asset and established a valuation allowance for certain state net operating loss and credit carryforwards that are not expected to be fully realized. Management believes that it is more likely than not that the other deferred tax assets included in the accompanying consolidated financial statements will be fully realized. We determined that no valuation allowance was required for any other deferred tax assets as of June 30, 2013, although there is no guarantee that those assets will be recognizable in future periods.

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

As interest rate changes do not impact all categories of assets and liabilities equally or simultaneously, the asset-liability committee primarily relies on balance sheet and income simulation analysis to determine the potential impact of changes in market interest rates on net interest income.  In these standard simulation models, the balance sheet is projected over a one-year period and net interest income is calculated under current market rates, and then assuming permanent instantaneous shifts of +/-100, +/-200, +/-300 and +/-400 basis points.  Management measures such changes assuming immediate and sustained shifts in the federal funds rate and other market rate indices and the corresponding shifts in other non-market rate indices based on their historical changes relative to changes in the federal funds rate and other market indices.  The model assumes assets and liabilities remain constant at June 30, 2013 balances.  The model uses repricing frequency on all variable-rate assets and liabilities.  Prepayment speeds on loans have been adjusted to incorporate expected prepayment speeds in both a declining and rising rate environment. As of June 30, 2013, due to the current low interest rate environment, a downward adjustment in federal fund rates was not possible.

Utilizing this measurement concept, the interest-rate risk of First Busey due to an immediate and sustained change in interest rates, expressed as a change in net interest income as a percentage of the net interest income calculated in the constant base model, was as follows:

	Basis Point Changes
	-400	-300	-200	-100	+100	+200	+300	+400

June 30, 2013	NA	NA	NA	NA	(3.17)%	(6.20)%	(9.47)%	(13.03)%

December 31, 2012	NA	NA	NA	NA	(2.64)%	(5.48)%	(9.15)%	(13.22)%

First Busey’s Asset, Liability and Liquidity Management Policy defines a targeted range of:

Change in
Basis points	Net interest income
+/-100	+/-10.0%
+/-200	+/-15.0%
+/-300	+/-22.5%
+/-400	+/-30.0%

As indicated in the table above, First Busey was within each of the targeted ranges on a consolidated basis.  The calculation of potential effects of hypothetical interest rate changes was based on numerous assumptions and should not be relied upon as indicative of actual results.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out as of June 30, 2013, under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2013, First Busey did not make any changes in its internal control over financial reporting or other factors that could materially affect, or were reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

ITEM 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part I of the Company’s 2012 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases

There were no purchases made by or on behalf of First Busey of shares of its common stock during the quarter ended June 30, 2013.

On January 22, 2008, First Busey announced that its board of directors had authorized the repurchase of 1,000,000 shares of common stock.  First Busey’s repurchase plan has no expiration date and is active until all the shares are repurchased or action is taken by the board of directors to discontinue the plan.  As of June 30, 2013, under the Company’s stock repurchase plan, 895,655 shares remained authorized for repurchase.

ITEM 3.  Defaults upon Senior Securities

None

ITEM 4.  Mine Safety Disclosures

Not Applicable

ITEM 5.  Other Information

(a)         None

(b)         None

ITEM 6.  Exhibits

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

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date:  August 6, 2013